Form 10-Q
period 1996-03-31
EQUITABLE COMPANIES INC
filed 1996-05-15
CIK 888002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996                Commission File No. 1-11166
- - --------------------------------------------------------------------------------


                      The Equitable Companies Incorporated
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                  13-3623351
- - --------------------------------------------------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification No.)


     787 Seventh Avenue, New York, New York                     10019
- - --------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code (212) 554-1234
- - --------------------------------------------------------------------------------


                                      None
- - --------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                                                               Yes  X     No
                                                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
              Class                                     at May 10, 1996
- - --------------------------------------------------------------------------------

   Common Stock, $.01 par value                           185,253,930

                      THE EQUITABLE COMPANIES INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                           Page #
                                                                                           ------

PART I          FINANCIAL INFORMATION
Item 1:         Unaudited Consolidated Financial Statements
                Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995....   3
                Consolidated Statements of Earnings for the Three Months Ended
                  March 31, 1996 and 1995.................................................   4
                Consolidated Statements of Shareholders' Equity for the Three Months
                  Ended March 31, 1996 and 1995...........................................   5
                Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1995.................................................   6
                Notes to Consolidated Financial Statements................................   7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................  14

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings.........................................................  31

Item 6:         Exhibits and Reports on Form 8-K..........................................  31

SIGNATURES................................................................................  32


PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
                      THE EQUITABLE COMPANIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   March 31,   December 31,
                                                                     1996         1995
                                                                 ------------  ------------
                                                                        (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value ..............   $   16,237.8  $   16,069.5
    Held to maturity, at amortized cost ......................          223.8         241.2
  Trading account securities, at market value ................       11,058.7      10,911.4
  Securities purchased under resale agreements ...............       18,971.4      18,567.4
  Mortgage loans on real estate ..............................        3,551.3       3,638.3
  Equity real estate .........................................        3,816.0       3,916.2
  Policy loans ...............................................        2,062.9       1,976.4
  Other equity investments ...................................          931.1         952.4
  Other invested assets ......................................          808.6         890.8
                                                                 ------------  ------------
      Total investments ......................................       57,661.6      57,163.6
Cash and cash equivalents ....................................        1,035.1       1,200.4
Broker-dealer related receivables ............................       13,988.7      13,134.0
Deferred policy acquisition costs ............................        3,213.6       3,085.9
Amounts due from discontinued GIC Segment ....................        1,962.1       2,097.1
Other assets .................................................        4,126.9       3,889.0
Closed Block assets ..........................................        8,425.0       8,612.8
Separate Accounts assets .....................................       25,989.1      24,566.6
                                                                 ------------  ------------

Total Assets .................................................   $  116,402.1  $  113,749.4
                                                                 ============  ============

LIABILITIES
Policyholders' account balances ..............................   $   21,848.0  $   21,908.6
Future policy benefits and other policyholders' liabilities ..        4,067.6       4,013.2
Securities sold under repurchase agreements ..................       25,789.4      26,744.8
Broker-dealer related payables ...............................       15,382.0      13,499.6
Short-term and long-term debt ................................        5,834.9       4,604.5
Other liabilities ............................................        4,558.5       5,089.1
Closed Block liabilities .....................................        9,303.5       9,507.2
Separate Accounts liabilities ................................       25,938.5      24,531.0
                                                                 ------------  ------------
      Total liabilities ......................................      112,722.4     109,898.0
                                                                 ------------  ------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Series C convertible preferred stock .........................           24.4          24.4
Series D convertible preferred stock .........................          289.6         286.6
Stock employee compensation trust ............................         (289.6)       (286.6)
Series E convertible preferred stock .........................          380.2         380.2
Common stock, at par value ...................................            1.8           1.8
Capital in excess of par value ...............................        2,568.3       2,561.1
Retained earnings ............................................          658.1         590.7
Net unrealized investment gains ..............................           82.0         328.3
Minimum pension liability ....................................          (35.1)        (35.1)
                                                                 ------------  ------------
      Total shareholders' equity .............................        3,679.7       3,851.4
                                                                 ------------  ------------

Total Liabilities and Shareholders' Equity ...................   $  116,402.1  $  113,749.4
                                                                 ============  ============

                See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                              1996         1995
                                                                           -----------  -----------
                                                                          (In Millions, Except Per
                                                                               Share Amounts)
REVENUES
Universal life and investment-type product policy fee income ...........   $     212.9  $     192.5
Premiums ...............................................................         141.0        148.4
Net investment income ..................................................         780.5        716.8
Investment gains, net ..................................................         170.3        116.5
Commissions, fees and other income .....................................         599.3        443.6
Contribution from the Closed Block .....................................          26.7         28.5
                                                                           -----------  -----------
      Total revenues ...................................................       1,930.7      1,646.3
                                                                           -----------  -----------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances ...................         320.6        295.9
Policyholders' benefits ................................................         253.2        246.4
Other operating costs and expenses .....................................       1,147.9        987.9
                                                                           -----------  -----------
      Total benefits and other deductions ..............................       1,721.7      1,530.2
                                                                           -----------  -----------

Earnings before Federal income taxes, minority interest and
  cumulative effect of accounting change ...............................         209.0        116.1
Federal income taxes ...................................................          62.9         32.7
Minority interest in net income of consolidated subsidiaries ...........          39.7         18.2
                                                                           -----------  -----------
Earnings before cumulative effect of accounting change .................         106.4         65.2
Cumulative effect of accounting change, net of Federal income taxes ....         (23.1)        --
                                                                           -----------  -----------
Net earnings ...........................................................          83.3         65.2
Dividends on preferred stocks ..........................................           6.7          6.7
                                                                           -----------  -----------

Net Earnings Applicable to Common Shares ...............................   $      76.6  $      58.5
                                                                           ===========  ===========

Per Common Share:
  Assuming No Dilution:
    Earnings before cumulative effect of accounting change .............   $       .53  $       .32
    Cumulative effect of accounting change, net of Federal
      income taxes......................................................          (.12)        --
                                                                           -----------  -----------
    Net Earnings .......................................................   $       .41  $       .32
                                                                           ===========  ===========
  Assuming Full Dilution:
    Earnings before cumulative effect of accounting change .............   $       .50  $       .31
    Cumulative effect of accounting change, net of Federal
      income taxes......................................................          (.11)       --
                                                                           ===========  ===========
    Net Earnings .......................................................   $       .39  $       .31
                                                                           ===========  ===========

Cash Dividend Per Common Share .........................................   $       .05  $       .05
                                                                           ===========  ===========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                 1996        1995
                                                                              ----------  ----------
                                                                                  (In Millions)
Series C convertible preferred stock, beginning of year and end of period .   $     24.4  $     24.4
                                                                              ----------  ----------

Series D convertible preferred stock, beginning of year ...................        286.6       216.4
Change in market value of shares ..........................................          3.0        46.3
                                                                              ----------  ----------
Series D convertible preferred stock, end of period .......................        289.6       262.7
                                                                              ----------  ----------

Stock employee compensation trust, beginning of year ......................       (286.6)     (216.4)
Change in market value of shares ..........................................         (3.0)      (46.3)
                                                                              ----------  ----------
Stock employee compensation trust, end of period ..........................       (289.6)     (262.7)
                                                                              ----------  ----------

Series E convertible preferred stock, beginning of year and end of period .        380.2       380.2
                                                                              ----------  ----------

Common stock, at par value, beginning of year and end of period ...........          1.8         1.8
                                                                              ----------  ----------

Capital in excess of par value, beginning of year .........................      2,561.1     2,538.7
Additional capital in excess of par value .................................          7.2         2.3
                                                                              ----------  ----------
Capital in excess of par value, end of period .............................      2,568.3     2,541.0
                                                                              ----------  ----------

Retained earnings, beginning of year ......................................        590.7       304.0
Net earnings ..............................................................         83.3        65.2
Dividends on preferred stocks .............................................         (6.7)       (6.7)
Dividends on common stock .................................................         (9.2)       (9.1)
                                                                              ----------  ----------
Retained earnings, end of period ..........................................        658.1       353.4
                                                                              ----------  ----------

Net unrealized investment gains (losses), beginning of year ...............        328.3      (232.6)
Change in unrealized investment (losses) gains ............................       (246.3)      130.8
                                                                              ----------  ----------
Net unrealized investment gains (losses), end of period ...................         82.0      (101.8)
                                                                              ----------  ----------

Minimum pension liability, beginning of year and end of period ............        (35.1)       (2.7)
                                                                              ----------  ----------

Total Shareholders' Equity, End of Period .................................   $  3,679.7  $  3,196.3
                                                                              ==========  ==========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                              1996        1995
                                                                           ----------  ----------
                                                                                (In Millions)
Net earnings ...........................................................   $     83.3  $     65.2
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances ...............        319.1       295.9
    General Account policy charges .....................................       (208.0)     (191.8)
    Net change in trading activities and broker-dealer related
      receivables/payables .............................................      1,126.9     1,543.0
    (Increase) decrease in matched resale agreements ...................     (2,251.5)   (4,968.1)
    Increase (decrease) in matched repurchase agreements ...............      2,251.5     4,968.1
    Investment gains, net of dealer and trading gains ..................        (26.9)      (48.9)
    Changes in clearing association fees and regulatory deposits .......       (264.2)      (83.0)
    Change in accounts payable and accrued expenses ....................       (286.9)     (214.0)
    Change in Federal income taxes payable .............................       (130.6)       21.8
    Other, net .........................................................       (254.9)       (2.4)
                                                                           ----------  ----------

Net cash provided by operating activities ..............................        357.8     1,385.8
                                                                           ----------  ----------

Cash flows from investing activities:
  Maturities and repayments ............................................        609.4       498.5
  Sales ................................................................      3,150.2     1,875.6
  Return of capital from joint ventures and limited partnerships .......         24.1        16.3
  Purchases ............................................................     (4,216.6)   (2,500.4)
  Decrease in loans to discontinued GIC Segment ........................        135.0     1,155.4
  Other, net ...........................................................        114.9       (81.7)
                                                                           ----------  ----------

Net cash (used) provided by investing activities .......................       (183.0)      963.7
                                                                           ----------  ----------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits ...........................................................        474.1       850.9
    Withdrawals ........................................................       (655.4)     (782.0)
  Net decrease in short-term financings ................................       (249.5)   (1,388.9)
  Additions to long-term debt ..........................................        249.9       250.6
  Repayments of long-term debt .........................................       (136.0)      (72.7)
  Payment of obligation to fund accumulated deficit of discontinued
    GIC Segment ........................................................         --      (1,215.4)
  Other, net ...........................................................        (23.2)      (27.0)
                                                                           ----------  ----------

Net cash used by financing activities ..................................       (340.1)   (2,384.5)
                                                                           ----------  ----------

Change in cash and cash equivalents ....................................       (165.3)      (35.0)
Cash and cash equivalents, beginning of year ...........................      1,200.4       825.3
                                                                           ----------  ----------

Cash and Cash Equivalents, End of Period ...............................   $  1,035.1  $    790.3
                                                                           ==========  ==========

Supplemental cash flow information
  Interest Paid ........................................................   $    686.5  $    614.1
                                                                           ==========  ==========
  Income Taxes Paid ....................................................   $     13.9  $     --
                                                                           ==========  ==========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such statements should be read in conjunction with the consolidated financial statements of The Equitable for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ADOPTION OF SFAS NO. 121

      The Equitable implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. The statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Effective with SFAS No. 121's adoption, impaired real estate is written down to fair value with the impairment loss being included in Investment gains/losses, net. Before implementing SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to The Equitable's cost of funds. The adoption of the statement resulted in the release of existing valuation allowances of $152.4 million and recognition of impairment losses of $144.0 million on real estate held and used. Real estate which management has committed to disposing of by sale or abandonment is classified as real estate to be disposed of. Valuation allowances on real estate to be disposed of continue to be computed using the lower of estimated fair value or depreciated cost, net of disposition costs. Implementation of the SFAS No. 121 impairment requirements relative to other assets to be disposed of resulted in a charge for the cumulative effect of an accounting change of $23.1 million, net of a Federal income tax benefit of $12.4 million, due to the writedown to fair value of building improvements relating to facilities being vacated beginning in 1996.

 3)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 1996      1995
                                                               --------  --------
                                                                  (In Millions)
Balances, beginning of year ................................   $  325.3  $  284.9
SFAS No. 121 release .......................................     (152.4)     --
Additions charged to income ................................       38.5      24.9
Deductions for writedowns and asset dispositions ...........      (82.0)     (9.2)
                                                               --------  --------
Balances, End of Period ....................................   $  129.4  $  300.6
                                                               ========  ========

Balances, end of period:
  Mortgage loans on real estate ............................   $   85.3  $   74.2
  Equity real estate .......................................       44.1     226.4
                                                               --------  --------
Total ......................................................   $  129.4  $  300.6
                                                               ========  ========

      For the three months ended March 31, 1996 and 1995, investment income is shown net of investment expenses (including interest expense to finance short-term trading instruments) of $581.9 million and $563.3 million, respectively.

      As of March 31, 1996 and December 31, 1995, fixed maturities classified as available for sale had amortized costs of $16,075.5 million and $15,453.5 million, fixed maturities in the held to maturity portfolio had estimated fair values of $240.5 million and $262.9 million and trading account securities had amortized costs of $11,170.3 million and $10,812.4 million, respectively. Other equity investments included equity securities with carrying values of $475.8 million and $459.7 million and costs of $432.7 million and $419.2 million as of March 31, 1996 and December 31, 1995, respectively.

      For the three months ended March 31, 1996 and 1995, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,074.3 million and $1,728.2 million, respectively. Gross gains of $43.1 million and $15.4 million and gross losses of $19.3 million and $19.0 million were realized on these sales for the three months ended March 31, 1996 and 1995, respectively. The decrease in unrealized investment gains related to fixed maturities classified as available for sale for the three months ended March 31, 1996 amounted to $453.7 million.

      During the three months ended March 31, 1995, six securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of significant deterioration in creditworthiness. The aggregate amortized cost of the securities transferred was $64.8 million with gross unrealized investment losses of $5.4 million transferred to equity for the three months ended March 31, 1995.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                          March 31,  December 31,
                                                            1996         1995
                                                          ---------  ------------
                                                               (In Millions)
Impaired mortgage loans with provision for losses .......  $  387.8  $  310.1
Impaired mortgage loans with no provision for losses ....     159.2     160.8
                                                           --------  --------
Recorded investment in impaired mortgage loans ..........     547.0     470.9
Provision for losses ....................................      83.1      62.7
                                                           --------  --------
Net Impaired Mortgage Loans .............................  $  463.9  $  408.2
                                                           ========  ========

      Impaired mortgage loans with no provision for losses are loans where the fair value of the collateral or the net present value of the loans equals or exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded using the cash basis method. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

      During the three months ended March 31, 1996 and 1995, respectively, The Equitable's average recorded investment in impaired mortgage loans was $505.0 million and $327.3 million. Interest income recognized on these impaired mortgage loans totaled $9.5 million and $6.6 million for the three months ended March 31, 1996 and 1995, respectively, including $3.3 million and $5.3 million recognized on the cash basis method.

 5)   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are treated as financing transactions and carried at the amounts at which the securities subsequently will be reacquired in the respective agreements. These agreements with counterparties were collateralized principally by U.S. government securities. The weighted average interest rates on securities sold under repurchase agreements were 5.17% and 5.69% at March 31, 1996 and December 31, 1995, respectively.

 6)   ALLIANCE - CURSITOR TRANSACTION

      On February 29, 1996, Alliance acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited in exchange for approximately 1.8 million Alliance Units, $84.9 million in cash, $21.5 million in notes which are payable ratably over the next four years and substantial additional consideration which will be determined at a later date. The Equitable recognized an investment gain of $20.6 million as a result of this transaction. At March 31, 1996, The Equitable's ownership of Alliance units was approximately 57.5%.

 7)   BUSINESS SEGMENT INFORMATION

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1996        1995
                                                       ----------   ----------
                                                            (In Millions)
Revenues
Individual insurance and annuities .............       $    819.3   $    794.6
Group pension ..................................             62.7         57.4
Attributed insurance capital ...................             18.3         14.6
                                                       ----------   ----------
  Insurance operations .........................            900.3        866.6
Investment services ............................          1,027.3        780.0
Corporate and other ............................             13.8         12.0
Consolidation/elimination ......................            (10.7)       (12.3)
                                                       ----------   ----------
Total ..........................................       $  1,930.7   $  1,646.3
                                                       ==========   ==========

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1996     1995
                                                            --------  --------
                                                               (In Millions)
Earnings (Loss) Before Federal Income Taxes, Minority
  Interest and Cumulative Effect of Accounting Change
Individual insurance and annuities ......................   $   84.0  $   58.9
Group pension ...........................................      (11.7)    (11.7)
Attributed insurance capital ............................        7.2       6.9
                                                            --------  --------
  Insurance operations ..................................       79.5      54.1
Investment services .....................................      159.5      85.7
Corporate and other .....................................        5.1        .7
Consolidation/elimination ...............................        (.5)      (.4)
                                                            --------  --------
  Subtotal ..............................................      243.6     140.1
Corporate interest expense ..............................      (34.6)    (24.0)
                                                            --------  --------
Total ...................................................   $  209.0  $  116.1
                                                            ========  ========

                                                  March 31,       December 31,
                                                    1996             1995
                                                ------------      ------------
                                                         (In Millions)
Assets
Individual insurance and annuities .........    $   51,468.7      $   50,328.8
Group pension ..............................         3,763.0           4,033.3
Attributed insurance capital ...............         1,996.8           2,391.6
                                                ------------      ------------
  Insurance operations .....................        57,228.5          56,753.7
Investment services ........................        59,017.8          56,785.7
Corporate and other ........................           797.2             826.7
Consolidation/elimination ..................          (641.4)           (616.7)
                                                -----------       ------------
Total ......................................    $  116,402.1      $  113,749.4
                                                ============      ============

 8)   DISCONTINUED OPERATIONS

      Summarized financial information of the discontinued GIC Segment is as follows:

                                                     March 31,      December 31,
                                                        1996           1995
                                                     ----------     -----------
                                                           (In Millions)
Assets
Mortgage loans on real estate ....................   $  1,422.2     $  1,485.8
Equity real estate ...............................      1,110.4        1,122.1
Cash and other invested assets ...................        953.6          665.2
Other assets .....................................        204.2          579.3
                                                     ----------     ----------
Total Assets .....................................   $  3,690.4     $  3,852.4
                                                     ==========     ==========

Liabilities
Policyholders' liabilities .......................   $  1,397.1     $  1,399.8
Allowance for future losses ......................        151.2          164.2
Amounts due to continuing operations .............      1,962.1        2,097.1
Other liabilities ................................        180.0          191.3
                                                     ----------     ----------
Total Liabilities ................................   $  3,690.4     $  3,852.4
                                                     ==========     ==========

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              1996       1995
                                                             -------   -------
                                                               (In Millions)
Revenues
Investment income (net of investment expenses of $30.7
  and $35.8) ............................................    $  72.5   $  78.9
Investment losses, net ..................................      (11.0)    (13.2)
Policy fees, premiums and other income, net .............         .1        .1
                                                             -------   -------
Total revenues ..........................................       61.6      65.8
Benefits and Other Deductions ...........................       72.0      85.4
                                                             -------   -------
Losses Charged to Allowance for Future Losses ...........    $ (10.4)  $ (19.6)
                                                             =======   =======

      Investment valuation allowances amounted to $20.1 million on mortgage loans and $6.0 million on equity real estate for an aggregate of $26.1 million at March 31, 1996. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used. At December 31, 1995, valuation allowances amounted to $19.2 million on mortgage loans and $77.9 million on equity real estate for an aggregate of $97.1 million.

      Benefits and other deductions includes $37.6 million and $38.7 million of interest expense related to amounts borrowed from continuing operations for the three months ended March 31, 1996 and 1995, respectively.

      The allowance for future losses is based upon management's best judgment and there can be no assurance ultimate losses will not differ.

 9)   CLOSED BLOCK

      Summarized financial information of the Closed Block is as follows:

                                                                  March 31,  December 31,
                                                                    1996        1995
                                                                 ----------  -----------
                                                                     (In Millions)
Assets
Fixed maturities:
  Available for sale, at estimated fair value (amortized
    cost of $3,661.1 and $3,662.8) ...........................   $  3,726.8  $  3,896.2
Mortgage loans on real estate ................................      1,383.0     1,368.8
Policy loans .................................................      1,792.2     1,797.2
Cash and other invested assets ...............................        395.6       440.9
Deferred policy acquisition costs ............................        809.4       823.6
Other assets .................................................        318.0       286.1
                                                                 ----------  ----------
Total Assets .................................................   $  8,425.0  $  8,612.8
                                                                 ==========  ==========
Liabilities
Future policy benefits and other policyholders'
 account balances ............................................   $  9,185.6  $  9,346.7
Other liabilities ............................................        117.9       160.5
                                                                 ----------  ----------
Total Liabilities ............................................   $  9,303.5  $  9,507.2
                                                                 ==========  ==========

                                                                    Three Months Ended
                                                                         March 31,
                                                                   -------------------
                                                                     1996       1995
                                                                    --------  --------
                                                                       (In Millions)
Revenues
Premiums and other income .......................................   $  184.9  $  191.1
Investment income (net of investment expenses of $6.9 and $6.9) .      136.8     131.7
Investment losses, net ..........................................       (4.2)     (4.1)
                                                                    --------  --------
Total revenues ..................................................      317.5     318.7
                                                                    --------  --------
Benefits and Other Deductions
Policyholders' benefits and dividends ...........................      273.9     274.6
Other operating costs and expenses ..............................       16.9      15.6
                                                                    --------  --------
Total benefits and other deductions .............................      290.8     290.2
                                                                    --------  --------

Contribution from the Closed Block ..............................   $   26.7  $   28.5
                                                                    ========  ========

      Investment valuation allowances amounted to $24.6 million and $18.4 million on mortgage loans and $4.9 million and $4.3 million on equity real estate for an aggregate of $29.5 million and $22.7 million at March 31, 1996 and December 31, 1995, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

10)   COMPUTATION OF PER SHARE EARNINGS

                                                                     Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       1996       1995
                                                                     --------   --------
                                                                   (In Millions, Except Per
                                                                         Share Amounts)
Net earnings .....................................................   $   83.3   $   65.2
Less - dividends on preferred stocks .............................        6.7        6.7
                                                                     --------   --------
Net earnings applicable to common shares - assuming no dilution ..       76.6       58.5
Add - dividends on convertible preferred stock and interest on
  convertible subordinated debt, when dilutive ...................       10.4        3.8
                                                                     --------   --------
Net Earnings Applicable to Common Shares -
  Assuming Full Dilution .........................................   $   87.0   $   62.3
                                                                     ========   ========

Weighted average common shares outstanding -
  assuming no dilution(1) ........................................      185.0     183.8
Add - assumed exercise of stock options, when dilutive ...........        1.1        .6
Add - assumed conversion of convertible preferred stock,
  when dilutive ..................................................       17.8      --
Add - assumed conversion of convertible subordinated debt,
  when dilutive ..................................................       14.7      14.7
                                                                     --------   --------
Weighted Average Shares Outstanding - Assuming Full Dilution .....      218.6      199.1
                                                                     ========   ========

                                                                    Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     1996        1995
                                                                   ---------    -------
                                                                  (In Millions, Except Per
                                                                        Share Amounts)
Net Earnings Per Common Share:
  Assuming No Dilution:
    Net earnings before cumulative effect of accounting change ..   $   .53     $   .32
    Cumulative effect of accounting change, net of Federal
      income taxes ..............................................      (.12)       --
                                                                    -------     -------
    Net Earnings ................................................   $   .41     $   .32
                                                                    =======     =======
  Assuming Full Dilution:
    Net earnings before cumulative effect of accounting change ..   $   .50     $   .31
    Cumulative effect of accounting change, net of Federal
      income taxes ..............................................      (.11)       --
                                                                    -------     -------
    Net Earnings ................................................   $   .39     $   .31
                                                                    =======     =======

      (1) Stock options are not included because their effect is less than 3%.

      Shares of the Series D Convertible Preferred Stock (or common stock issued on conversion thereof) are not considered to be outstanding in the computation of weighted average shares of common stock until the shares are allocated to fund the obligations for which the SECT was established.

11)   RESTRUCTURE COSTS

      At March 31, 1996, liabilities associated with 1994 and 1995 cost reduction programs totaled $33.2 million. During the three months ended March 31, 1996 and 1995, The Equitable restructured certain operations in connection with cost reduction programs and incurred costs of $.7 million and $11.2 million, respectively, primarily associated with severance related benefits. Amounts paid during the three months ended March 31, 1996 and charged against the liabilities for the 1994 and 1995 cost reduction programs totaled $5.3 million.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated results of operations and financial condition of The Equitable should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section included in The Equitable's 1995 Report on Form 10-K.


COMBINED RESULTS OF OPERATIONS

The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the three months ended March 31, 1996 and 1995 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 16. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                    1996      1995
                                                                 ---------- ----------
                                                                     (In Millions)

Combined Results of Operations
Policy fee income and premiums ...............................   $    538.6 $    531.6
Net investment income ........................................        917.3      848.5
Investment gains, net ........................................        166.1      112.4
Commissions, fees and other income ...........................        599.5      444.0
                                                                 ---------- ----------
  Total revenues .............................................      2,221.5    1,936.5

Total benefits and other deductions ..........................      2,012.5    1,820.4
                                                                 ---------- ----------
Earnings before Federal income taxes, minority interest and
  cumulative effect of accounting change .....................        209.0      116.1
Federal income taxes .........................................         62.9       32.7
Minority interest in net income of consolidated subsidiaries .         39.7       18.2
                                                                 ---------- ----------

Earnings before Cumulative Effect of Accounting Change .......   $    106.4 $     65.2
                                                                 ========== ==========

Continuing Operations

Compared to the comparable prior year period, the higher pre-tax results of operations for the three months ended March 31, 1996 reflected increased earnings in the Investment Services and Individual Insurance and Annuities segments partially offset by higher losses in the Corporate and Other segment. The increase in Federal income taxes was attributed to higher pre-tax results of operations. The increase in minority interest in net income of consolidated subsidiaries was attributable to the third party interest in DLJ resulting from its October 1995 IPO and increased earnings at both DLJ and Alliance.

The $285.0 million increase in revenues for the three months ended March 31, 1996 compared to the corresponding period in 1995 was attributed primarily to a $155.5 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment and a $122.5 million increase in investment results.

Net investment income increased $68.8 million for the three months ended March 31, 1996 principally due to increases of $34.8 million and $27.3 million, respectively, for the Investment Services and the Individual Insurance and Annuities segments. The Individual Insurance and Annuities increase was due to higher overall yields on a larger investment asset base while the Investment Services increase was attributed to higher business activity.

Investment gains increased by $53.7 million for the three months ended March 31, 1996 from $112.4 million for the same period in 1995. Investment gains at DLJ increased by $41.8 million with increased dealer and trading gains of $75.9 million partially offset by lower gains of $34.1 million on other equity investments. There were investment losses of $23.9 million on General Account Investment Assets as compared to $17.0 million in the first quarter of 1995. Losses on mortgage loans increased $18.0 million to $26.7 million, while losses on equity real estate totaled $18.7 million, $16.2 million higher than in the first quarter of 1995. There were $4.0 million of losses on other equity investments as compared to gains of $3.3 million during the first three months of 1995. Partially offsetting these losses were gains of $25.5 million on fixed maturities, an improvement of $34.6 million over the losses incurred in the comparable 1995 period. The Holding Company Group investment portfolio had no investment gains/losses during the first quarter of 1996; there were $2.1 million of investment gains realized during the first three months of 1995. Additionally, a gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition.

On January 1, 1996, The Equitable implemented SFAS No. 121. As a result, existing valuation allowances of $152.4 million on equity real estate were released and impairment losses of $149.6 million were recognized on real estate held and used. Due to the adoption of this statement, equity real estate classified as available for sale is no longer depreciated. See Note 2 of Notes to Consolidated Financial Statements.

For the first three months of 1996, total benefits and other deductions increased by $192.1 million from the comparable period in 1995, reflecting increases in other operating costs and expenses of $161.3 million, a $24.4 million increase in interest credited to policyholders and a $6.4 million increase in policyholders' benefits. The increase in other operating costs and expenses was attributable to increased operating costs of $173.5 million in the Investment Services segment associated with increased segment activities and a $10.6 million increase in Corporate interest expense, offset by $30.4 million lower amortization of DAC in the Individual Insurance and Annuities segment. Higher Corporate interest expense resulted from the interest on the Surplus Notes issued by Equitable Life in the fourth quarter of 1995. There was a $17.1 million increase in interest credited to policyholders for the Individual Insurance and Annuities segment, primarily due to moderately higher crediting rates applied to a larger in force book of business. The Group Pension segment's $7.3 million increase in interest credited to policyholders was due to the impact of pass-throughs of lower investment losses to participating pension contractholders offset by smaller policyholders' account balances. The increase in policyholders' benefits primarily resulted from higher mortality experience on the larger in force book of business for variable and interest-sensitive life policies and on policies within the Closed Block offset by improved mortality experience on the individual life term business. Higher mortality experience resulted in a decrease to the provision for future dividend payments on policies within the Closed Block, and a decrease in the amortization of DAC on variable and interest-sensitive life policies.

Discontinued GIC Segment

In the first three months of 1996, $10.4 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to pre-tax losses of $19.6 million in the first three months of 1995. Investment results declined by $4.2 million in the first three months of 1996 as compared to the year-earlier period. Net investment income declined by $6.4 million, principally due to lower income on mortgage loans and fixed maturities partially offset by higher income on equity real estate. Investment losses were $11.0 million in the first three months of 1996 compared to $13.2 million in the comparable period in 1995 due to $1.0 million of gains on equity real estate as compared to $11.0 million in losses in the first three months of 1995 and $2.4 million lower losses on mortgage loans, offset by $10.0 million of losses on other equity investments versus $1.1 million in income during the year earlier period. Benefits and other deductions declined by $13.4 million principally due to the decrease in interest credited on a reduced GIC contract base.

COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Individual Insurance and Annuities

The Closed Block is part of the Individual Insurance and Annuities segment. The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                       Individual Insurance and Annuities
                                  (In Millions)

                                                   Three Months Ended March 31,
                                           -----------------------------------------
                                                       1996
                                           ------------------------------
                                              As      Closed                  1995
                                           Reported    Block    Combined    Combined
                                           --------  --------  ----------  ---------
Policy fees, premiums and other income .   $  366.3  $  184.9  $    551.2  $    538.1
Net investment income ..................      429.4     136.8       566.2       538.9
Investment (losses) gains, net .........       (3.1)     (4.2)       (7.3)        7.8
Contribution from the Closed Block .....       26.7     (26.7)       --          --
                                           --------  --------  ----------  ----------
  Total revenues .......................      819.3     290.8     1,110.1     1,084.8
Total benefits and other deductions ....      735.3     290.8     1,026.1     1,025.9
                                           --------  --------  ----------  ----------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ..........   $   84.0  $   --    $     84.0  $     58.9
                                           ========  ========  ==========  ==========

The earnings from operations in the Individual Insurance and Annuities segment for the three months ended March 31, 1996 reflected an increase of $25.1 million from the year-earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts and favorable mortality experience on term life insurance were offset by investment losses in 1996 versus gains in 1995, higher employee benefit costs and higher death claims on assumed life reinsurance. The effect of moderately increased crediting rates on interest-sensitive life and annuity contracts were more than offset by the increase in investment income.

Total revenues increased by $25.3 million primarily due to a $22.0 million increase in policy fees and a $12.2 million increase in investment results, offset by a $13.4 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums.

Total benefits and other deductions for the three months ended March 31, 1996 rose $0.2 million from the comparable 1995 period as higher interest credited on policyholders' account balances and the effects of the higher mortality experience on variable and interest-sensitive policies and policies within the Closed Block were offset by decreases in the provision for future dividend payments on policies within the Closed Block, lower amortization of DAC on variable and interest-sensitive life and individual annuity policies and a decrease in future policy benefits due to lower premiums. Interest credited on policyholders' account balances in the segment increased by $17.1 million reflecting moderately higher crediting rates applied to a larger in force book of business.

Losses on the disability income business were $10.9 million for the three months ended March 31, 1996, a $1.2 million decrease from the prior year's comparable period. Incurred benefits (benefit payments plus additions to claims reserves) for disability income products increased $0.6 million in the first three months of 1996 from the comparable 1995 levels.

Premiums and Deposits - The  following  table  reflects  premiums and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
segment's major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                                       Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                       1996           1995
                                                     ----------     ----------
Product Line:
Individual annuities
  First year .....................................   $    509.7     $    476.4
  Renewal ........................................        330.1          284.7
                                                     ----------     ----------
                                                          839.8          761.1
Variable and interest-sensitive life
  First year recurring ...........................         44.9           48.6
  First year optional ............................         40.2           39.6
  Renewal ........................................        338.1          295.2
                                                     ----------     ----------
                                                          423.2          383.4
Traditional life
  First year recurring ...........................          4.9            6.1
  First year optional ............................          1.3            1.6
  Renewal ........................................        212.8          217.0
                                                     ----------     ----------
                                                          219.0          224.7
Other(1)
  First year .....................................          7.1           29.0
  Renewal ........................................         89.6           92.9
                                                     ----------     ----------
                                                           96.7          121.9

Total First Year .................................        608.1          601.3
Total Renewal ....................................        970.6          889.8
                                                     ----------     ----------
Grand Total ......................................   $  1,578.7     $  1,491.1
                                                     ==========     ==========

(1)  Includes health insurance and reinsurance assumed.

First year premiums and deposits for the three months ended March 31, 1996 increased from prior year levels by $6.8 million primarily due to higher sales of individual annuities offset by lower reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased by $80.8 million during the three months ended March 31, 1996 over the prior year period as increases in the larger block of variable and interest-sensitive life and individual annuities policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for the first three months of 1996 decreased from the prior year's comparable period by $5.7 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 7.0% increase in first year individual annuities premiums and deposits in 1996 over the prior year period included an approximately $66.0 million decrease in premiums related to an exchange program that offers contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in The Equitable and establishes new surrender charge scales. Management believes the ongoing strategic positioning of The Equitable's insurance operations continues to impact total first year premiums and deposits. Particular emphasis has been devoted to the implementation of a new needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements, which management expects will ultimately have a positive effect upon total premium results.

Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for the segment's major product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
Product Line:
Individual annuities ...............................     $  610.5      $  641.5
Variable and interest-sensitive life ...............        112.3         100.6
Traditional life ...................................         93.6          89.1
                                                         --------      --------
Total ..............................................     $  816.4      $  831.2
                                                         ========      ========

Policy and contract surrenders and withdrawals decreased $14.8 million during the three months ended March 31, 1996 compared to the same period in 1995 due to the $31.0 million decrease in individual annuities surrenders and withdrawals. Surrenders and withdrawals in the first quarter of 1996 included $88.0 million paid in January 1996 for two small pension clients who terminated their contracts. The overall decrease in surrenders was due to decreased surrenders of Equi-Vest contracts and decreases in the volume of SPDA surrenders due to the diminished effect of the aforementioned exchange program which was designed to retain assets in The Equitable. Management expects the moderation in SPDA exchange program volume to continue.

Investment Services

The following table summarizes the results of operations for the Investment Services segment.

                               Investment Services
                                  (In Millions)

                                                                 Three Months Ended
                                                                       March 31,
                                                                 ------------------
                                                                    1996     1995
                                                                 --------- --------
Third party commissions and fees .............................   $   569.5 $  416.4
Affiliate fees ...............................................        30.1     33.3
Other income(1) ..............................................       427.7    330.3
                                                                 --------- --------
Total revenues ...............................................     1,027.3    780.0
Total costs and expenses .....................................       867.8    694.3
                                                                 --------- --------
Earnings before Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change .....................   $   159.5 $   85.7
                                                                 ========= ========

(1)  Includes net dealer and trading gains, investment results and other items.

For the three months ended March 31, 1996, pre-tax earnings for the Investment Services segment increased by $73.8 million from the year-earlier period primarily due to higher earnings for DLJ and Alliance. DLJ's earnings were higher in 1996 largely due to strong merger and acquisition activity, increased levels of underwriting, higher dealer and trading gains and the growth in trading volume on most major exchanges. Total segment revenues were up $247.3 million principally due to higher revenues at DLJ. Other income for the first quarter of 1996 included a gross gain of $20.6 million on the issuance of Alliance Units.

Total costs and expenses increased by $173.5 million for the three-month period of 1996 as compared to the comparable period in 1996 principally reflecting increases in compensation and interest expense at DLJ due to increased activity.

The following table summarizes results of operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                   1996      1995
                                                                 --------  --------
Earnings before Federal income taxes, minority interest
  and cumulative effect of accounting change:
  DLJ(1) .....................................................   $   98.8  $  56.9
  Alliance ...................................................       46.1     34.5
  Equitable Real Estate ......................................        7.5      5.7
  Consolidation/elimination(2)(3) ............................        7.1    (11.4)
                                                                 --------  -------
Earnings before Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change .....................   $  159.5  $  85.7
                                                                 ========  =======

(1) Excludes amortization expense of $0.9 million and $1.4 million for the three months ended March 31, 1996 and 1995, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985, which are included in consolidation/elimination.

(2) Includes interest expense of $3.2 million and $4.8 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the three months ended March 31, 1996 and 1995, respectively.

(3) Includes a gain of $16.9 million (net of $3.7 million related state income tax) for the quarter ended March 31, 1996 on issuance of Alliance Units to third parties upon the completion of the Cursitor transaction.

DLJ - DLJ's earnings from operations for the three months ended March 31, 1996 were $98.8 million, up $41.9 million from the comparable prior year period. Revenues increased $195.5 million to $775.5 million primarily due to increased underwriting revenues of $83.0 million, higher dealer and trading gains of $75.9 million and higher commissions of $39.3 million offset by lower gains on the corporate development portfolio of $34.1 million. DLJ's expenses were $676.7 million for the three months ended March 31, 1996, up $153.6 million from the comparable prior year period primarily due to a $77.6 million increase in compensation and commissions, higher interest expense of $38.5 million and $10.5 million higher brokerage and exchange fees.

DLJ's derivative activities are not as extensive as many of its competitors. Instead, DLJ has focused its derivative activities on writing over the counter ("OTC") options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity based indices, interest rate instruments and currencies, and issuing structured notes. DLJ's involvement in swap contracts is not significant. As a result, DLJ's involvement in derivatives products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against DLJ's own positions.

Options contracts are typically written for a duration of less than thirteen months. Revenues from these activities (net of related interest expense) were approximately $8.8 million and $19.1 million for the three months ended March 31, 1996 and 1995, respectively. Option writing revenues are primarily from the amortization of option premiums. The decrease in revenues primarily resulted from lower levels of activity, both in size and number of transactions, by DLJ's institutional customers. These reductions were caused by a number of factors, including market conditions and competition from other financial institutions.

The notional value of written options contracts outstanding was approximately $4.9 billion and $3.9 billion at March 31, 1996 and 1995, respectively. The overall increase in the notional value of all options is reflective of the higher levels of interest in these products by DLJ's customers. The decrease in the notional value of other options was primarily due to decreases in customer activity related to U.S. government obligations. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes.

Net trading gains (losses) on forward contracts were $(23.9) million and $43.7 million and net trading gains (losses) on futures contracts were $8.7 million and $(35.0) million for the three months ended March 31, 1996 and 1995, respectively.

The notional contract and market values of the forward and futures contracts at March 31, 1996 and 1995 were as follows:

                                        March 31, 1996          March 31, 1995
                                   ----------------------- -----------------------
                                    Purchases     Sales     Purchases    Sales
                                   ----------- ----------- ----------- -----------
                                                  (In Millions)
Forward Contracts
  (Notional Contract Value) ....   $  17,945.2 $  17,297.3 $  13,323.0 $  14,762.0
                                   =========== =========== =========== ===========

Futures Contracts
  (Market Value) ...............   $   1,672.6 $   1,001.7 $     282.1 $   1,218.8
                                   =========== =========== =========== ===========

Structured notes are customized derivative instruments in which the amount of interest or principal paid on a debt obligation is linked to movements in the value of cash market financial instruments. At March 31, 1996 and 1995, DLJ had issued structured notes with principal amounts of $82.7 million and $65.1 million outstanding, respectively. DLJ expects the volume of this activity to increase in the future. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

Alliance - Alliance's earnings from operations for the three months ended March 31, 1996 were $46.1 million, an increase of $11.6 million from the prior year's comparable period. Revenues totaled $181.6 million for the first three months of 1996, an increase of $36.2 million from the comparable period in 1995, due to increased investment advisory and service fees. Alliance's costs and expenses increased $24.6 million for the three months ended March 31, 1996 primarily due to increases in employee compensation and benefits and other promotional expenditures.

In April 1996, Alliance acquired the U.S. investment management business of National Mutual Funds Management (North America) ("NMFM") for approximately $4.6 million in cash. NMFM is an indirect wholly owned subsidiary of National Mutual Holdings Limited ("NMH"), in which AXA owns a 40% equity interest. NMFM manages investments in North American securities of approximately $1.2 billion for NMH affiliates and third parties.

Equitable Real Estate - Equitable Real Estate's earnings from operations were $7.5 million for the first three months of 1996, up $1.8 million from the preceding year's comparable period. The increase primarily was due to lower expenses.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to represent an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                          At or For the
                                                       Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                      1996           1995
                                                   -----------    ------------
Fees:
  Equitable ..............................         $      27.2    $       30.4
  Third Party ............................               166.5           136.1
                                                   -----------    ------------
Total ....................................         $     193.7    $      166.5
                                                   ===========    ============

Assets Under Management:
  Equitable ..............................         $    50,819     $    46,185
  Third Party(1) .........................             161,231         129,018
                                                   -----------     -----------
Total ....................................         $   212,050     $   175,203
                                                   ===========     ===========

(1) Included $2.0 billion of performing mortgages at March 31, 1995 under a special stand-by services contract with the RTC which expired in 1995. Stand-by fees were received on the entire portfolio under the contract; servicing fees were earned only on those mortgages that were delinquent.

Fees from assets under management increased for the three months ended March 31, 1996 from the prior year's comparable period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $36.9 billion primarily due to the completion of the Cursitor acquisition in the first quarter of 1996 and market appreciation. Third party assets at Equitable Real Estate decreased by $7.4 billion due to the sale in October 1995 by EQ Services of mortgage servicing contracts.

Group Pension

The following table summarizes the results of operations for the Group Pension segment.

                                  Group Pension
                                  (In Millions)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      1996     1995
                                                                     -------  -------

Policy fees, premiums and other income ...........................   $  12.0  $  13.6
Net investment income ............................................      64.4     70.3
Investment losses, net ...........................................     (13.7)   (26.5)
                                                                     -------  -------
Total revenues ...................................................      62.7     57.4
Total benefits and other deductions ..............................      74.4     69.1
                                                                     -------  -------
(Loss) Before Federal Income Taxes, Minority Interest
  and Cumulative Effect of Accounting Change .....................   $ (11.7) $ (11.7)
                                                                     =======  =======

The results for the Group Pension segment reflected no overall change for the three months ended March 31, 1996 compared to the same period a year ago. Investment losses in 1996 were $13.7 million, a $12.8 million improvement from comparable quarter losses in 1995. After reflecting the effect of pass-throughs to participating pension contractholders, however, this reduction of investment losses in the first three months of 1996 had no net effect on results of operations. The investment losses principally resulted from additions to asset valuation allowances on mortgage loans and writedowns of equity real estate. Investment income for the three months ended March 31, 1996 decreased by $5.9 million from the comparable period of the prior year primarily due to a smaller asset base. Policy fees, premiums and other income declined by $1.6 million in the first quarter of 1996 when compared to the same 1995 period due to the smaller book of business.

CONTINUING OPERATIONS INVESTMENT PORTFOLIO

The continuing operations investment portfolio is composed of the General Account investment portfolio and investment assets of the Holding Company and its non-operating subsidiaries, the Trust and the SECT. The General Account investment portfolio is discussed first, followed by a separate discussion on the Holding Company Group investment portfolio.

General Account Investment Portfolio

The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                          General Account Investment Assets Carrying Values
                                           March 31, 1996
                                            (In Millions)

                                                                                          General
                                      Balance                                 Holding     Account
                                       Sheet       Closed                     Company    Investment
Balance Sheet Captions:                Total       Block        Other(1)      Group (2)    Assets
- - ----------------------------------  -----------  ---------     -----------  -----------  ----------
Fixed maturities:
  Available for sale..............  $  16,237.8  $ 3,726.8     $   (206.3)   $    368.3  $ 19,802.6
  Held to maturity................        223.8       --             --           223.8        --
Trading account securities........     11,058.7       --         11,058.7          --          --
Securities purchased under
  resale agreements...............     18,971.4       --         18,971.4          --          --
Mortgage loans on real estate.....      3,551.3    1,383.0           --            --       4,934.3
Equity real estate................      3,816.0      187.9          (19.0)         --       4,022.9
Policy loans......................      2,062.9    1,792.2           --            --       3,855.1
Other equity investments..........        931.1      122.8          318.1          45.9       689.9
Other invested assets.............        808.6       87.7          703.1           5.2       188.0
                                    -----------  -----------   -----------   ----------  ----------
  Total investments...............     57,661.6    7,300.4       30,826.0         643.2    33,492.8
Cash and cash equivalents.........      1,035.1       (5.3)         319.7          98.5       611.6
                                    -----------  -----------   -----------   ----------  ----------

Total.............................  $  58,696.7  $ 7,295.1     $ 31,145.7    $    741.7  $ 34,104.4
                                    ===========  ===========   ===========   ==========  ==========

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the Holding Company Group and the General Account (primarily securities held in inventory or for resale by DLJ) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at the General Account Investment Assets.

(2) The Holding Company Group investment assets are not managed as part of General Account Investment Assets and are deducted in arriving at General Account Investment Assets.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

Writedowns on fixed maturities were $19.8 million and $8.5 million for the three months ended March 31, 1996 and 1995, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the three months ended March 31, 1996 and 1995.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                            Equity Real
                                                 Mortgages    Estate      Total
                                                 ---------  -----------  --------
March 31, 1996
Assets Outside of the Closed Block:
Beginning balances .........................     $   65.5    $  259.8    $  325.3
SFAS No. 121 release(1) ....................         --        (152.4)     (152.4)
Additions ..................................         20.1        18.4        38.5
Deductions(2) ..............................         (0.3)      (81.7)      (82.0)
                                                 --------    --------    --------
Ending Balances ............................     $   85.3    $   44.1    $  129.4
                                                 ========    ========    ========

Closed Block:
Beginning balances .........................     $   18.4    $    4.3    $   22.7
Additions ..................................          6.4         0.8         7.2
Deductions(2) ..............................         (0.2)       (0.2)       (0.4)
                                                 --------    --------    --------
Ending Balances ............................     $   24.6    $    4.9    $   29.5
                                                 ========    ========    ========

Total:
Beginning balances .........................     $   83.9    $  264.1    $  348.0
SFAS No. 121 release(1) ....................         --        (152.4)     (152.4)
Additions ..................................         26.5        19.2        45.7
Deductions(2) ..............................         (0.5)      (81.9)      (82.4)
                                                 --------    --------    --------
Ending Balances ............................     $  109.9    $   49.0    $  158.9
                                                 ========    ========    ========

March 31, 1995 Total:
Beginning balances .........................     $  110.4    $  223.3    $  333.7
Additions ..................................         18.6         9.7        28.3
Deductions(2) ..............................         (7.8)       (3.6)      (11.4)
                                                 --------    --------    --------
Ending Balances ............................     $  121.2    $  229.4    $  350.6
                                                 ========    ========    ========

(1) As a result of the adoption of SFAS No. 121, $152.4 million of allowances on assets held for investment were released and impairment losses of $149.6 million were recognized on real estate held and used.

(2) Primarily reflected releases of allowances due to asset dispositions and writedowns.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and carrying value of the major categories of General Account Investment Assets at March 31, 1996 and carrying value at December 31, 1995.

                                  General Account Investment Assets
                                        (Dollars In Millions)

                                                 March 31, 1996                      December 31, 1995
                              --------------------------------------------------  ------------------------
                                                                         % of                       % of
                                                             Net      Total Net        Net       Total Net
                                Amortized   Valuation     Amortized   Amortized     Amortized    Amortized
                                   Cost     Allowances       Cost        Cost         Cost         Cost
                              ------------ -----------   -----------  ----------   ----------   ----------
Fixed maturities(1).......... $ 19,570.8   $     --      $  19,570.8      57.8%    $ 19,149.9       56.7%
Mortgages....................    5,044.2        109.9        4,934.3      14.6        5,007.1       14.8
Equity real estate...........    4,071.9         49.0        4,022.9      11.9        4,130.3       12.2
Other equity investments.....      689.9         --            689.9       2.0          764.1        2.3
Policy loans.................    3,855.1         --          3,855.1      11.4        3,773.6       11.2
Cash and short-term
  investments(2).............      799.6         --            799.6       2.3          952.1        2.8
                              ----------   ----------    -----------     ------    ----------      ------
Total........................ $ 34,031.5   $    158.9    $  33,872.6     100.0%    $ 33,777.1      100.0%
                              ==========   ==========    ===========     ======    ==========      ======

(1) Excludes unrealized gains of $231.8 million and $857.9 million in fixed maturities classified as available for sale at March 31, 1996 and December 31, 1995, respectively.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Management has a policy of not investing substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. It is management's continuing objective to reduce the size of the equity real estate portfolio relative to total assets over the next several years. Management anticipates that reductions will depend on real estate market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties.

Investment Results of General Account Investment Assets

                               Investment Results by Asset Category(1)
                                        (Dollars In Millions)

                                                       Three Months Ended March 31,
                                           ---------------------------------------------------
                                                    1996                       1995
                                           ------------------------   ------------------------
                                              (1)                        (1)
                                             Yield        Amount        Yield        Amount
                                           ---------   ------------   ---------   ------------
Fixed Maturities:
  Income.................................     7.92%    $     383.4       8.05%    $     344.5
  Investment Gains/(Losses)..............     0.53%           25.5      (0.22)%          (9.1)
                                           ---------   ------------   ---------   ------------
  Total..................................     8.45%    $     408.9       7.83%    $     335.4
  Ending Assets..........................              $  19,570.8                $  17,383.5
Mortgages:
  Income.................................     8.74%    $     108.6       8.60%    $     117.0
  Investment Gains/(Losses)..............    (2.15)%         (26.7)     (0.64)%          (8.7)
                                           ---------   ------------   ---------   ------------
  Total..................................     6.59%    $      81.9       7.96%    $     108.3
  Ending Assets..........................              $   4,934.3                $   5,304.2
Equity Real Estate Estate (2):
  Income.................................     3.28%    $      25.9       2.97%    $      27.6
  Investment Gains/(Losses)..............    (2.37)%         (18.7)     (0.27)%          (2.5)
                                           ---------   ------------   ---------   ------------
  Total..................................     0.91%    $       7.2       2.70%    $      25.1
  Ending Assets..........................              $   3,105.7                $   3,722.7
Other Equity Investments:
  Income.................................    11.55%    $      21.0      11.82%    $      24.5
  Investment Gains/(Losses)..............    (2.20)%          (4.0)      1.59%            3.3
                                           ---------   ------------   ---------   ------------
  Total..................................     9.35%    $      17.0      13.41%    $      27.8
  Ending Assets..........................              $     689.9                $     812.2
Policy Loans:
  Income.................................     6.83%    $      65.1       6.78%    $      61.3
  Ending Assets..........................              $   3,855.1                $   3,676.4
Cash and Short-term Investments:
  Income.................................    10.32%    $      22.6       7.90%    $      16.1
  Ending Assets..........................              $     799.6                $     806.9
Total:
  Income.................................     7.62%    $     626.6       7.49%    $     591.0
  Investment Gains/(Losses)..............    (0.29)%         (23.9)     (0.21)%         (17.0)
                                           ---------   ------------   ---------   ------------
  Total(3)...............................     7.33%    $     602.7       7.28%    $     574.0
  Ending Assets..........................              $  32,955.4                $  31,705.9

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.

(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $917.2 million and $931.9 million as of March 31, 1996 and 1995, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $14.3 and $13.4 million for the three months ended March 31, 1996 and 1995, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.04% and 6.98% for the three months ended March 31, 1996 and 1995, respectively.

For the three months ended March 31, 1996, General Account investment results were up $28.7 million or 5.0% from the year-earlier period reflecting higher income and gains on fixed maturities. On an annualized basis, total investment yield increased to 7.33% from 7.28%. Investment income increased by $35.6 million or 6.0%, resulting in an increase in the annualized income yield to 7.62% from 7.49%. Excluding SFAS No. 121 related permanent impairment writedowns of $149.6 million and releases of valuation allowances totaling $152.4 million relating to equity real estate, additions to asset valuation allowances and writedowns of fixed maturities were $65.5 million in the three months ended March 31, 1996 compared to $36.8 million in the three months ended March 31, 1995.

Total investment results for fixed maturities increased $73.5 million or 21.9% for the three months ended March 31, 1996 compared to the year-earlier period. Investment income increased by $38.9 million reflecting a higher asset base, primarily from the reinvestment of nearly all available funds into fixed maturities. Investment gains were $25.5 million for the three months ended March 31, 1996 compared to the year-earlier losses of $9.1 million. Writedowns on fixed maturities were $19.8 million in the first three months of 1996 as compared to $8.5 million in the comparable period of 1995. Total investment results on mortgages declined by $26.4 million or 24.4% in the three months ended March 31, 1996 compared to the same period a year ago largely due to lower investment income attributable to a lower asset base and higher additions to asset valuation allowances. Equity real estate investment results were $17.9 million lower during the three months ended March 31, 1996 than the year-earlier period reflecting higher additions to asset valuation allowances. During the first three months of 1996, $0.9 million of losses were recognized on equity real estate with amortized cost of $202.4 million which was sold as compared to first quarter 1995 when $7.3 million of gains were recognized on properties with an amortized cost of $35.4 million which were sold. The lower results for other equity investments primarily reflect a reduced asset base and a loss realized on the disposition of a limited partnership interest.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 70.6%, 28.7% and 0.7%, respectively, of the amortized cost of this asset category at March 31, 1996.

                                        Fixed Maturities By Credit Quality
                                               (Dollars In Millions)

                                             March 31, 1996                          December 31, 1995
               Rating Agency      -------------------------------------  --------------------------------------
  NAIC          Equivalent          Amortized       % of     Estimated     Amortized        % of    Estimated
 Rating         Designation            Cost        Total    Fair Value       Cost          Total   Fair Value
- - -------    ---------------------- --------------  -------  ------------   -------------   ------- -------------
  1-2      Aaa/Aa/A and Baa...... $  17,107.8(1)    87.4%  $  17,347.4    $ 16,536.0(1)    86.4%   $  17,423.9
  3-6      Ba and lower..........     2,328.0(2)    11.9       2,322.2       2,483.4(2)    13.0        2,448.3
                                  ------------     ------  ------------   -----------     ------   -----------

Subtotal........................     19,435.8       99.3      19,669.6      19,019.4       99.4       19,872.2
Redeemable preferred stock
  and other.....................        135.0        0.7         133.0         130.5        0.6          126.5
                                  ------------     ------  -----------    -----------     ------   -----------
Total...........................  $  19,570.8      100.0%  $  19,802.6    $ 19,149.9      100.0%   $  19,998.7
                                  ============     ======  ===========    ===========     ======   ===========

(1) Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

(2) Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

At March 31, 1996, The Equitable held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.50 billion, including $2.15 billion in publicly traded CMOs. About 70.3% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 46.8% of the public CMO holdings were in planned amortization class ("PAC") bonds. At March 31, 1996, interest only ("IO") strips amounted to $7.9 million at amortized cost. There were no holdings of principal only ("PO") strips at that date. In addition, at March 31, 1996, The Equitable held $2.31 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $460.3 million of Aa or higher rated public asset backed securities, primarily backed by home equity and credit card receivables.

The amount of potential problem fixed maturities decreased $36.4 million from December 31, 1995 to March 31, 1996 primarily due to asset sales.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                  March 31,      December 31,
                                                    1996            1995
                                                 -----------    ------------
FIXED MATURITIES ............................    $  19,570.8     $  19,149.9
Problem fixed maturities ....................           75.7            70.8
Potential problem fixed maturities ..........            7.0            43.4
Restructured fixed maturities(1) ............            6.6             7.6

(1) Excludes restructured fixed maturities of $3.5 million and $3.5 million that are shown as problems at March 31, 1996 and December 31, 1995, respectively, and excludes $0.0 million and $9.2 million of restructured fixed maturities that are shown as potential problems at March 31, 1996 and December 31, 1995, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At March 31, 1996, commercial mortgages totaled $3.34 billion (66.2% of the amortized cost of the category), agricultural loans were $1.66 billion (32.8%) and residential loans were $49.4 million (1.0%).

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                   March 31,  December 31,
                                                                     1996         1995
                                                                  ----------- -----------

COMMERCIAL MORTGAGES ..........................................   $  3,338.0  $  3,413.7
Problem commercial mortgages ..................................        158.1        41.3
Potential problem commercial mortgages ........................        141.0       194.7
Restructured commercial mortgages(1) ..........................        508.5       522.2

VALUATION ALLOWANCES ..........................................   $    100.9  $     79.9
  As a percent of commercial mortgages ........................          3.0%        2.3%
  As a percent of problem commercial mortgages ................         63.8%      193.5%
  As a percent of problem and potential problem commercial
    mortgages .................................................         33.7%       33.9%
  As a percent of problem, potential problem and
    restructured commercial mortgages .........................         12.5%       10.5%

AGRICULTURAL MORTGAGES ........................................   $  1,656.8  $  1,624.1
Problem agricultural mortgages ................................         80.1        82.9
Potential problem agricultural mortgages ......................          0.0         0.0
Restructured agricultural mortgages ...........................          2.0         2.0

VALUATION ALLOWANCES ..........................................   $      9.0  $      4.0

(1) Excludes restructured commercial mortgages of $111.6 million and $12.6 million that are shown as problems at March 31, 1996 and December 31, 1995, respectively, and excludes $49.2 million and $148.3 million of restructured commercial mortgages that are shown as potential problems at March 31, 1996 and December 31, 1995, respectively.

Problem commercial mortgages increased by $116.8 million from December 31, 1995 to March 31, 1996 primarily attributed to previously identified potential problem loans which became delinquent. Potential problem loans declined as mortgages reclassified as problems exceeded the amount of newly identified potential problem loans. During the three months ended March 31, 1996, the amortized cost of foreclosed commercial mortgages totaled $0.8 million with no reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $508.5 million of restructured mortgages was 10.0%. As a result of these restructurings, the restructured weighted average coupon rate was 8.9% and the restructured weighted average cash payment rate was 7.4%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the three months ended March 31, 1996 was $1.9 million.

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                         March 31, 1996
                                                    ------------------------
                                                      (Dollars In Millions)

                                                      Amortized     % of
                                                         Cost       Total
                                                     ----------    ------
Problem Commercial Mortgages
Property Type:
Office .............................................  $  109.2       69.1%
Industrial .........................................      18.6       11.8
Retail .............................................      16.9       10.7
Hotel ..............................................      10.9        6.9
Apartment ..........................................       2.5        1.5
                                                      --------      ------
Total ..............................................  $  158.1      100.0%
                                                      ========      ======

State:
California .........................................  $   67.9       42.9%
Virginia ...........................................      50.8       32.1
Puerto Rico ........................................      19.8       12.5
Pennsylvania .......................................      13.1        8.3
Other (no state larger than 5.0%) ..................       6.5        4.2
                                                      --------      ------
Total ..............................................  $  158.1      100.0%
                                                      ========      ======

Potential Problem Commercial Mortgages
Property Type:
Retail .............................................  $   83.7       59.4%
Office .............................................      33.5       23.8
Hotel ..............................................      23.8       16.8
                                                      --------      ------
Total ..............................................  $  141.0      100.0%
                                                      ========      ======

State:
South Carolina .....................................  $   31.2       22.1%
Massachusetts ......................................      26.8       19.0
Texas ..............................................      22.9       16.2
California .........................................      13.8        9.8
New York ...........................................      10.5        7.4
Other (no state larger than 5.0%) ..................      35.8       25.5
                                                      --------      ------
Total ..............................................  $  141.0      100.0%
                                                      ========      ======

At March 31, 1996, management identified impaired loans as defined under SFAS No. 114 with a carrying value of $514.6 million. The provision for losses for these impaired mortgage loans was $98.4 million at March 31, 1996. Income accrued on these loans in the first three months of 1996 was $12.0 million, including cash received of $9.6 million.

For the three months ended March 31, 1996, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $83.6 million. In addition, for the three months ended March 31, 1996, $130.0 million of commercial mortgage loan maturity payments were scheduled, of which $21.7 million were paid as due. Of the amount not paid, $71.2 million were granted short term extensions of up to three months, $19.3 million were delinquent or in default for non-payment of principal and $17.8 million were extended for a weighted average of 7.0 years at a weighted average interest rate of 7.6% . There were no foreclosures of maturing loans.

Equity Real Estate. As of March 31, 1996, on the basis of amortized cost, the equity real estate category included $3.06 billion (or 75.2%) acquired as investment real estate and $1.01 billion (or 24.8%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

As of January 1, 1996, The Equitable adopted SFAS No. 121. At March 31, 1996, allowances totaling $49.0 million were held on properties identified as available for sale with an amortized cost of $336.7 million.

At March 31, 1996, the vacancy rate for The Equitable's office properties was 15.1% in total, with a vacancy rate of 11.2% for properties acquired as investment real estate and 25.4% for properties acquired through foreclosure. The national commercial office vacancy rate was 14.1% (as of December 31, 1995) as measured by CB Commercial.

Holding Company Group Investment Portfolio - Continuing Operations

For the three months ended March 31, 1996, Holding Company Group investment results were $13.9 million, as compared to $12.0 million in the year-earlier period. The increase was due to higher investment income on the Holding Company's portfolio reflecting income on the proceeds received from the October 1995 DLJ IPO, partially offset by lower investment results on the Trust's investment assets.

At March 31, 1996, the Holding Company Group investment portfolio's $741.7 million carrying value was made up of $592.1 million of fixed maturities ($342.9 million with an NAIC 1 rating), $103.7 million of cash and short-term investments and $45.9 million of other equity investments. At December 31, 1995, the portfolio's carrying value was $773.1 million, which included $410.8 million of fixed maturities ($143.3 million with an NAIC 1 rating), $315.5 million of cash and short-term investments and $46.8 million of other equity investments.

                                    Holding Company Group Fixed Maturities
                                               By Credit Quality
                                             (Dollars In Millions)

                                             March 31, 1996                 December 31, 1995
               Rating Agency     --------------------------------   --------------------------------
  NAIC          Equivalent        Amortized     % of   Estimated     Amortized      % of  Estimated
 Rating         Designation          Cost      Total   Fair Value       Cost       Total  Fair Value
- - --------  ---------------------- ----------   -------  ----------    ----------   ------- ----------
  1-2     Aaa/Aa/A and Baa...... $   418.4      70.4%  $   430.7     $  222.5      54.2%  $   241.9
  3-6     Ba and lower..........     175.8      29.6       178.0        188.1      45.8       190.6
                                 -----------   ------  ---------     ----------   ------  ---------

  Total......................... $   594.2     100.0%  $   608.7     $  410.6     100.0%  $   432.5
                                 ===========   ======  =========     ==========   ======  =========

At March 31, 1996, the amortized cost of problem fixed maturities was $8.9 million, $9.9 million for potential problem fixed maturities and $8.7 million for restructured fixed maturities.

LIQUIDITY AND CAPITAL RESOURCES

Since becoming a public company in 1992, The Equitable's Board of Directors has declared quarterly cash dividends of $0.05 per share on the outstanding shares of its Common Stock. Equitable has three series of preferred stock outstanding.

The annual dividend rate on the Series C Convertible Preferred Stock is fixed at 6% and dividends amounted to $0.4 million for the three months ended March 31, 1996. The Series D Convertible Preferred Stock will increase shareholders' equity only when shares are released from the SECT. No shares of Series D Convertible Preferred Stock were released from the SECT during the first three months of 1996. The Series E Convertible Preferred Stock's dividend rate is fixed at 6.125% and dividends totaled $6.3 million for the three months ended March 31, 1996. The Series E Preferred Stock dividends are payable quarterly in Common Stock.

In April 1996, The Equitable filed a shelf registration statement with the SEC to register approximately 11.9 million shares of The Equitable's Common Stock issuable upon conversion of shares of the Series D Convertible Preferred Stock held by the SECT. The SECT was established in 1993 to provide a source of funding for a portion of the obligations arising under various employee compensation and benefit programs of certain of The Equitable's subsidiaries. The aggregate market value of the securities to be registered was $282.1 million on April 30, 1996, based on the closing market price on the NYSE.

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At March 31, 1996, no amounts were outstanding under either the commercial paper program or the revolving credit facility.

Consolidated Cash Flows

The net cash provided by operating activities was $357.8 million for the three months ended March 31, 1996 compared to $1.39 billion for the three months ended March 31, 1995. The 1996 cash provided by operations principally was due to the $1.13 billion net change in trading activities and broker-dealer related receivables/payables at DLJ as its level of business activity continued to increase, partially offset by the $264.2 million change in clearing association fees and regulatory deposits and the $130.6 million change in Federal income taxes payable. Cash provided by operating activities in 1995 principally was attributable to the $1.54 billion net change in trading activities and broker-dealer related receivables/payables at DLJ reflecting its increased level of business activity.

Net cash used by investing activities was $183.0 million for the three months ended March 31, 1996 as compared to net cash provided by investing activities of $963.7 million for the same period in 1995. In 1996, investment purchases exceeded sales, maturities, repayment and returns of capital by $432.9 million. Loans to the discontinued GIC segment were reduced by $135.0 million during the first quarter of 1996. Cash provided by investing activities during the first three months of 1995 primarily was attributable to the $1.16 billion decrease in loans to the GIC Segment. In January 1995, the GIC Segment partially repaid borrowings from continuing operations. Investment purchases exceeded sales, maturities and repayments by approximately $110.0 million, partially offsetting the effect of the GIC repayment.

Net cash used by financing activities was $340.1 million for the three months ended March 31, 1996 as compared to $2.38 billion in the first quarter of 1995. During the first quarter of 1996, cash used for the repayment of long-term debt of $136.0 million and the net decrease of $249.5 million in short-term financing, principally at DLJ, was partially offset by the net cash proceeds of $247.8 million from DLJ's February 1996 Medium Term Notes offering. Net cash used by financing activities during the first three months of 1995 primarily resulted from a $1.39 billion decrease in short-term financings, principally due to net repurchase agreement activity and by the $1.22 billion decrease in the amount due to the discontinued GIC Segment as a result of continuing operations' $1.22 billion cash settlement at the beginning of the year of its obligation to fund the GIC Segment's accumulated deficit. Withdrawals from policyholders' account balances exceeded deposits by $181.3 million during the three months ended March 31, 1996.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first three months of 1996 of $165.3 million to $1.04 billion.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1995, except that in one matter previously reported therein, Golomb et al. v. The Equitable Life Assurance Society of the United States, the New York County Supreme Court issued a decision in March, 1996 granting Equitable Life's motion to dismiss the plaintiff's complaint. Equitable Life has submitted a proposed order to the court and the plaintiffs have objected to one portion of the proposed order. Management has been advised that plaintiffs plan to appeal the court's decision.


Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 27 - Financial Data Schedule

                (b) Reports on Form 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The Equitable Companies Incorporated
                                     -------------------------------------------
                                                       (Registrant)




Date:           May 10, 1996                     /s/ Jerry M. de St. Paer
         ------------------------    -------------------------------------------
                                               Executive Vice President and
                                                  Chief Financial Officer




Date:           May 10, 1996                       /s/ Alvin H. Fenichel
         ------------------------    -------------------------------------------
                                           Senior Vice President and Controller