Form 10-Q
period 1996-06-30
EQUITABLE COMPANIES INC
filed 1996-08-13
CIK 888002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996               Commission File No. 1-11166
- --------------------------------------------------------------------------------

                      The Equitable Companies Incorporated
             (Exact name of registrant as specified in its charter)


                Delaware                              13-3623351
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


    787 Seventh Avenue, New York, New York             10019
- --------------------------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code      (212) 554-1234
                                                     ---------------------------


                                      None
- --------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                                                          Yes   X    No
                                                               ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
                Class                                      at August 9, 1996
- --------------------------------------------------------------------------------

     Common Stock, $.01 par value                             185,536,911

                      THE EQUITABLE COMPANIES INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                         Page #
                                                                                         ------
PART I    FINANCIAL INFORMATION
Item 1:   Unaudited Consolidated Financial Statements
             Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995..      3
             Consolidated Statements of Earnings for the Three Months and Six
               Months Ended June 30, 1996 and 1995..................................      4
             Consolidated Statements of Shareholders' Equity for the Six Months
               Months June 30, 1996 and 1995........................................      5
             Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1996 and 1995...............................................      6
             Notes to Consolidated Financial Statements.............................      7

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................     16

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings.........................................................     34

Item 4:   Submission of Matters to a Vote of Security Holders.......................     34

Item 6:   Exhibits and Reports on Form 8-K..........................................     35

SIGNATURES..........................................................................     36

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
                      THE EQUITABLE COMPANIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30,    December 31,
                                                                      1996         1995
                                                                  ------------  ------------
                                                                        (In Millions)

ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value ...............   $   16,827.6  $   16,069.5
    Held to maturity, at amortized cost .......................          203.6         241.2
  Trading account securities, at market value .................       10,822.0      10,911.4
  Securities purchased under resale agreements ................       19,497.0      18,567.4
  Mortgage loans on real estate ...............................        3,425.9       3,638.3
  Equity real estate ..........................................        3,731.4       3,916.2
  Policy loans ................................................        2,107.0       1,976.4
  Other equity investments ....................................          829.2         952.4
  Other invested assets .......................................          520.7         890.8
                                                                  ------------  ------------
      Total investments .......................................       57,964.4      57,163.6
Cash and cash equivalents .....................................          906.0       1,200.4
Broker-dealer related receivables .............................       15,062.5      13,134.0
Deferred policy acquisition costs .............................        3,282.0       3,085.9
Amounts due from discontinued GIC Segment .....................        1,604.6       2,097.1
Other assets ..................................................        4,052.2       3,889.0
Closed Block assets ...........................................        8,321.0       8,612.8
Separate Accounts assets ......................................       27,204.3      24,566.6
                                                                  ------------  ------------

Total Assets ..................................................   $  118,397.0  $  113,749.4
                                                                  ============  ============

LIABILITIES
Policyholders' account balances ...............................   $   21,758.7  $   21,908.6
Future policy benefits and other policyholders' liabilities ...        4,098.1       4,013.2
Securities sold under repurchase agreements ...................       26,692.4      26,744.8
Broker-dealer related payables ................................       15,420.6      13,499.6
Short-term and long-term debt .................................        5,498.7       4,604.5
Other liabilities .............................................        4,910.4       5,089.1
Closed Block liabilities ......................................        9,183.4       9,507.2
Separate Accounts liabilities .................................       27,135.7      24,531.0
                                                                  ------------  ------------
      Total liabilities .......................................      114,698.0     109,898.0
                                                                  ------------  ------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Series C convertible preferred stock ..........................           24.4          24.4
Series D convertible preferred stock ..........................          297.0         286.6
Stock employee compensation trust .............................         (297.0)       (286.6)
Series E convertible preferred stock ..........................          380.2         380.2
Common stock, at par value ....................................            1.8           1.8
Capital in excess of par value ................................        2,574.7       2,561.1
Retained earnings .............................................          754.0         590.7
Net unrealized investment (losses) gains ......................           (1.0)        328.3
Minimum pension liability .....................................          (35.1)        (35.1)
                                                                  ------------  ------------
      Total shareholders' equity ..............................        3,699.0       3,851.4
                                                                  ------------  ------------

Total Liabilities and Shareholders' Equity ....................   $  118,397.0  $  113,749.4
                                                                  ============  ============

                 See Notes to Consolidated Financial Statements

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                       ------------------------ ------------------------
                                                           1996        1995        1996         1995
                                                       ------------ ----------- -----------  -----------
                                                            (In Millions, Except Per Share Amounts)
REVENUES
Universal life and investment-type
  product policy fee income ..........................  $     217.8 $     191.8 $     430.7  $     384.3
Premiums .............................................        152.4       164.1       293.4        312.5
Net investment income ................................        802.4       765.7     1,582.9      1,482.5
Investment gains, net ................................        202.4       155.9       372.7        272.4
Commissions, fees and other income ...................        768.1       532.2     1,367.4        975.8
Contribution from the Closed Block ...................         23.4        28.7        50.1         57.2
                                                         ----------  ---------- -----------  -----------
      Total revenues .................................      2,166.5     1,838.4     4,097.2      3,484.7
                                                         ----------  ---------- -----------  -----------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances..        312.8       311.0       633.4        606.9
Policyholders' benefits ..............................        274.0       274.0       527.2        520.4
Other operating costs and expenses ...................      1,348.4     1,079.0     2,496.3      2,066.9
                                                         ----------  ---------- -----------  -----------
      Total benefits and other deductions ............      1,935.2     1,664.0     3,656.9      3,194.2
                                                         ----------  ---------- -----------  -----------

Earnings before Federal income taxes,
  minority interest and cumulative effect of
  accounting change ..................................        231.3       174.4       440.3        290.5
Federal income taxes .................................         70.2        53.2       133.1         85.9
Minority interest in net income of consolidated
  subsidiaries .......................................         49.3        19.3        89.0         37.5
                                                         ----------  ---------- -----------  -----------
Earnings before cumulative effect of
  accounting change ..................................        111.8       101.9       218.2        167.1
Cumulative effect of accounting change,
  net of Federal income taxes ........................       --          --           (23.1)      --
                                                         ----------  ---------- -----------  -----------
Net earnings .........................................        111.8       101.9       195.1        167.1
Dividends on preferred stocks ........................          6.6         6.6        13.3         13.3
                                                         ----------  ---------- -----------  -----------

Net Earnings Applicable to Common Shares .............   $    105.2  $     95.3 $     181.8  $     153.8
                                                         ==========  ========== ===========  ===========

Per Common Share:
  Assuming No Dilution:
    Earnings before cumulative effect of
      accounting change ..............................   $      .56  $      .52 $     1.09   $       .83
    Cumulative effect of accounting change,
      net of Federal income taxes ....................         --          --         (.12)        --
                                                         ----------  ---------- ----------   -----------
    Net Earnings .....................................   $      .56  $      .52 $      .97   $       .83
                                                         ==========  ========== ===========  ===========
  Assuming Full Dilution:
    Earnings before cumulative effect of
      accounting change ..............................   $      .52  $      .49 $     1.02   $       .80
    Cumulative effect of accounting change,
      net of Federal income taxes ....................        --           --         (.11)        --
                                                         ----------  ---------- ----------   -----------
    Net Earnings .....................................   $      .52   $     .49 $      .91   $      .80
                                                         ==========  ========== ===========  ===========

Cash Dividend Per Common Share .......................   $      .05   $     .05 $      .10   $      .10
                                                         =========== ========== ===========  ===========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                 1996         1995
                                                                              -----------  ----------
                                                                                   (In Millions)

Series C convertible preferred stock, beginning of year and end of period ..   $     24.4  $     24.4
                                                                               ----------  ----------

Series D convertible preferred stock, beginning of year ....................        286.6       216.4
Change in market value of shares ...........................................         10.4        32.8
                                                                               ----------  ----------
Series D convertible preferred stock, end of period ........................        297.0       249.2
                                                                               ----------  ----------

Stock employee compensation trust, beginning of year .......................       (286.6)     (216.4)
Change in market value of shares ...........................................        (10.4)      (32.8)
                                                                               ----------  ----------
Stock employee compensation trust, end of period ...........................       (297.0)     (249.2)
                                                                               ----------  ----------

Series E convertible preferred stock, beginning of year and end of period ..        380.2       380.2
                                                                               ----------  ----------

Common stock, at par value, beginning of year and end of period ............          1.8         1.8
                                                                               ----------  ----------

Capital in excess of par value, beginning of year ..........................      2,561.1     2,538.7
Additional capital in excess of par value ..................................         13.6         8.8
                                                                               ----------  ----------
Capital in excess of par value, end of period ..............................      2,574.7     2,547.5
                                                                               ----------  ----------

Retained earnings, beginning of year .......................................        590.7       304.0
Net earnings ...............................................................        195.1       167.1
Dividends on preferred stocks ..............................................        (13.3)      (13.3)
Dividends on common stock ..................................................        (18.5)      (18.4)
                                                                               ----------  ----------
Retained earnings, end of period ...........................................        754.0       439.4
                                                                               ----------  ----------

Net unrealized investment gains (losses), beginning of year ................        328.3      (232.6)
Change in unrealized investment (losses) gains .............................       (329.3)      266.3
                                                                               ----------  ----------
Net unrealized investment (losses) gains, end of period ....................         (1.0)       33.7
                                                                               ----------  ----------

Minimum pension liability, beginning of year and end of period .............        (35.1)       (2.7)
                                                                               ----------  ----------

Total Shareholders' Equity, End of Period ..................................   $  3,699.0  $  3,424.3
                                                                               ==========  ==========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                           1996        1995
                                                                        -----------  ----------
                                                                            (In Millions)

Net earnings .........................................................   $    195.1  $    167.1
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances .............        633.4       606.9
    General Account policy charges ...................................       (430.7)     (384.3)
    Net change in trading activities and broker-dealer related
      receivables/payables ...........................................        380.3      (878.8)
    (Increase) decrease in matched resale agreements .................     (1,904.9)   (6,217.4)
    Increase (decrease) in matched repurchase agreements .............      1,904.9     6,217.4
    Investment gains, net of dealer and trading gains ................        (97.6)     (117.4)
    Changes in clearing association fees and regulatory deposits .....        (78.7)     (210.9)
    Change in accounts payable and accrued expenses ..................        (24.7)       86.6
    Change in Federal income taxes payable ...........................       (110.4)       62.2
    Other, net .......................................................       (330.9)      (49.3)
                                                                         ----------  ----------

Net cash provided (used) by operating activities .....................        135.8      (717.9)
                                                                         ----------  ----------

Cash flows from investing activities:
  Maturities and repayments ..........................................      1,289.4       910.6
  Sales ..............................................................      5,343.4     3,932.4
  Return of capital from joint ventures and limited partnerships .....         48.5        20.9
  Purchases ..........................................................     (7,407.6)   (5,231.4)
  Decrease in loans to discontinued GIC Segment ......................        492.5     1,155.4
  Other, net .........................................................        331.9      (106.8)
                                                                         ----------  ----------

Net cash provided by investing activities ............................         98.1       681.1
                                                                         ----------  ----------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits .........................................................        913.9     1,541.5
    Withdrawals ......................................................     (1,265.8)   (1,481.5)
  Net (decrease) increase in short-term financings ...................       (150.1)    1,253.7
  Additions to long-term debt ........................................        252.5       251.3
  Repayments of long-term debt .......................................       (219.9)     (116.3)
  Payment of obligation to fund accumulated deficit of discontinued
    GIC Segment ......................................................       --        (1,215.4)
  Other, net .........................................................        (58.9)      (48.0)
                                                                         ----------  ----------

Net cash (used) provided by financing activities .....................       (528.3)      185.3
                                                                         ----------  ----------

Change in cash and cash equivalents ..................................       (294.4)      148.5
Cash and cash equivalents, beginning of year .........................      1,200.4       825.3
                                                                         ----------  ----------

Cash and Cash Equivalents, End of Period .............................   $    906.0  $    973.8
                                                                         ==========  ==========

Supplemental cash flow information
  Interest Paid ......................................................   $  1,402.8  $  1,287.5
                                                                         ==========  ==========
  Income Taxes Paid ..................................................   $     60.9  $   --
                                                                         ==========  ==========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1)   BASIS OF PRESENTATION

      The preparation of the accompanying consolidated financial statements in conformity with GAAP required management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such statements should be read in conjunction with the consolidated financial statements of The Equitable for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ACCOUNTING CHANGES AND PRONOUNCEMENTS

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

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 specifies the accounting and reporting requirements for transfers of financial assets, the recognition and measurement of servicing assets and liabilities and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996 and is to be applied prospectively. Management has not yet determined the effect of implementing SFAS No. 125.

 3)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                               Six Months Ended
                                                                   June 30,
                                                            ----------------------
                                                               1996        1995
                                                            ----------  ----------
                                                                (In Millions)

Balances, beginning of year ............................     $  325.3    $  284.9
SFAS No. 121 release ...................................       (152.4)     --
Additions charged to income ............................         73.9        47.2
Deductions for writedowns and asset dispositions .......        (82.7)      (36.3)
                                                             --------    --------
Balances, End of Period ................................     $  164.1    $  295.8
                                                             ========    ========

Balances, end of period:
  Mortgage loans on real estate ........................     $  102.1    $   55.8
  Equity real estate ...................................         62.0       240.0
                                                             --------    --------
Total ..................................................     $  164.1    $  295.8
                                                             ========    ========

      For the three months and six months ended June 30, 1996 and 1995, investment income is shown net of investment expenses (including interest expense to finance short-term trading instruments) of $592.2 million, $1,174.1 million, $643.4 million and $1,206.7 million, respectively.

      As of June 30, 1996 and December 31, 1995, fixed maturities classified as available for sale had amortized costs of $16,826.1 million and $15,453.5 million, fixed maturities in the held to maturity portfolio had estimated fair values of $217.6 million and $262.9 million and trading account securities had amortized costs of $10,825.3 million and $10,812.4 million, respectively. Other equity investments included equity securities with carrying values of $362.0 million and $459.7 million and costs of $413.4 million and $419.2 million as of June 30, 1996 and December 31, 1995, respectively.

      For the six months ended June 30, 1996 and 1995, proceeds received on sales of fixed maturities classified as available for sale amounted to $4,971.9 million and $3,644.4 million, respectively. Gross gains of $68.6 million and $97.3 million and gross losses of $45.0 million and $41.1 million were realized on these sales for the six months ended June 30, 1996 and 1995, respectively. The decrease in unrealized investment gains related to fixed maturities classified as available for sale for the six months ended June 30, 1996 amounted to $614.5 million.

      During the six months ended June 30, 1995, one security classified as held to maturity was sold and nine securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $71.0 million with gross unrealized investment losses of $5.3 million transferred to equity for the six months ended June 30, 1995.

      Impaired mortgage loans along with the related provision for losses follows:

                                                                June 30,   December 31,
                                                                 1996          1995
                                                               ---------   ------------
                                                                   (In Millions)

Impaired mortgage loans with provision for losses ........     $  458.1    $  310.1
Impaired mortgage loans with no provision for losses .....        164.2       160.8
                                                               --------    --------
Recorded investment in impaired mortgage loans ...........        622.3       470.9
Provision for losses .....................................         99.8        62.7
                                                               --------    --------
Net Impaired Mortgage Loans ..............................     $  522.5    $  408.2
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

      During the six months ended June 30, 1996 and 1995, respectively, The Equitable's average recorded investment in impaired mortgage loans was $541.2 million and $317.1 million. Interest income recognized on these impaired mortgage loans totaled $20.8 million and $10.1 million for the six months ended June 30, 1996 and 1995, respectively, including $7.3 million and $7.6 million recognized on the cash basis method.

 5)   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are treated as financing transactions and carried at the amounts at which the securities subsequently will be reacquired in the respective agreements. These agreements with counterparties were collateralized principally by U.S. government securities. The weighted average interest rates on securities sold under repurchase agreements were 5.28% and 5.69% at June 30, 1996 and December 31, 1995, respectively.

 6)   ALLIANCE - CURSITOR TRANSACTION

      On February 29, 1996, Alliance acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited in exchange for approximately 1.8 million Alliance Units, $84.9 million in cash, $21.5 million in notes which are payable ratably over the next four years and substantial additional consideration which will be determined at a later date. The Equitable recognized an investment gain of $20.6 million as a result of the issuance of Units in this transaction. At June 30, 1996, The Equitable's ownership of Alliance Units was approximately 57.5%.

 7)   BUSINESS SEGMENT INFORMATION

                                         Three Months Ended         Six Months Ended
                                              June 30,                 June 30,
                                        ----------------------  ----------------------
                                           1996        1995        1996        1995
                                        ----------  ----------  ----------  ----------
                                                         (In Millions)

Revenues
Individual insurance and annuities ..   $    835.9  $    848.5  $  1,655.2  $  1,643.1
Group pension .......................         65.9        74.9       128.6       132.3
Attributed insurance capital ........         13.0        14.0        31.3        28.6
                                        ----------  ----------  ----------  ----------
  Insurance operations ..............        914.8       937.4     1,815.1     1,804.0
Investment services .................      1,246.1       905.6     2,273.4     1,685.6
Corporate and other .................         14.0         8.0        27.8        20.0
Consolidation/elimination ...........         (8.4)      (12.6)      (19.1)      (24.9)
                                        ----------  ----------  ----------  ----------
Total ...............................   $  2,166.5  $  1,838.4  $  4,097.2  $  3,484.7
                                        ==========  ==========  ==========  ==========

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                           ------------------- -----------------
                                             1996      1995      1996      1995
                                           --------  --------- --------  --------
                                                        (In Millions)

Earnings (Loss) Before Federal
  Income Taxes, Minority Interest
  and Cumulative Effect
  of Accounting Change
Individual insurance and annuities .....   $   69.5  $   92.7  $  153.5  $  151.6
Group pension ..........................       (8.6)      (.1)    (20.3)    (11.8)
Attributed insurance capital ...........        6.6       5.7      13.8      12.6
                                           --------  --------  --------  --------
  Insurance operations .................       67.5      98.3     147.0     152.4
Investment services ....................      192.3     102.9     351.8     188.6
Corporate and other ....................        4.3      (1.4)      9.4       (.7)
Consolidation/elimination ..............        1.6       (.6)      1.1      (1.0)
                                           --------  --------  --------  --------
  Subtotal .............................      265.7     199.2     509.3     339.3
Corporate interest expense .............      (34.4)    (24.8)    (69.0)    (48.8)
                                           --------  --------  --------  --------
Total ..................................   $  231.3  $  174.4  $  440.3  $  290.5
                                           ========  ========  ========  ========

                                                     June 30,       December 31,
                                                       1996             1995
                                                   ------------     -------------
                                                          (In Millions)

Assets
Individual insurance and annuities .........       $   52,443.7      $   50,328.8
Group pension ..............................            3,653.3           4,033.3
Attributed insurance capital ...............            1,979.3           2,391.6
                                                   ------------      ------------
  Insurance operations .....................           58,076.3          56,753.7
Investment services ........................           60,212.8          56,785.7
Corporate and other ........................              747.9             826.7
Consolidation/elimination ..................             (640.0)           (616.7)
                                                   ------------      ------------
Total ......................................       $  118,397.0      $  113,749.4
                                                   ============      ============

 8)   DISCONTINUED OPERATIONS

      Summarized financial information of the discontinued GIC Segment follows:

                                                           June 30,    December 31,
                                                             1996         1995
                                                        -----------    ------------
                                                                (In Millions)

Assets
Mortgage loans on real estate ....................       $  1,338.2     $  1,485.8
Equity real estate ...............................          1,087.3        1,122.1
Cash and other invested assets ...................            657.2          665.2
Other assets .....................................            193.6          579.3
                                                         ----------     ----------
Total Assets .....................................       $  3,276.3     $  3,852.4
                                                         ==========     ==========

Liabilities
Policyholders' liabilities .......................       $  1,386.7     $  1,399.8
Allowance for future losses ......................            135.5          164.2
Amounts due to continuing operations .............          1,604.6        2,097.1
Other liabilities ................................            149.5          191.3
                                                         ----------     ----------
Total Liabilities ................................       $  3,276.3     $  3,852.4
                                                         ==========     ==========


                                            Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                            ------------------ -------------------
                                               1996     1995     1996      1995
                                            --------- -------- --------  ---------
                                                        (In Millions)

Revenues
Investment income (net of investment
  expenses of $33.6, $40.7, $64.3
  and $77.4) .............................   $  59.7  $  71.5  $  132.2  $  149.5
Investment losses, net ...................      (6.6)    (5.7)    (17.6)    (18.9)
Policy fees, premiums and other
  income, net ............................    --           .4        .1        .5
                                             -------  -------  --------  --------
Total revenues ...........................      53.1     66.2     114.7     131.1
Benefits and Other Deductions ............      67.3     92.8     139.3     177.3
                                             -------  -------  --------  --------
Losses Charged to Allowance
  for Future Losses ......................   $ (14.2) $ (26.6) $  (24.6) $  (46.2)
                                             =======  =======  ========  ========

      Investment valuation allowances amounted to $19.4 million on mortgage loans and $15.9 million on equity real estate for an aggregate of $35.3 million at June 30, 1996. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used. At December 31, 1995, valuation allowances amounted to $19.2 million on mortgage loans and $77.9 million on equity real estate for an aggregate of $97.1 million.

      Benefits and other deductions included $33.9 million, $71.5 million, $38.6 million and $77.3 million of interest expense related to amounts borrowed from continuing operations for the three months and six months ended June 30, 1996 and 1995, respectively.

      The allowance for future losses is based upon management's best judgment and there can be no assurance ultimate losses will not differ.

 9)   CLOSED BLOCK

      Summarized financial information of the Closed Block follows:

                                                                     June 30,      December 31,
                                                                       1996            1995
                                                                    -----------    ------------
                                                                            (In Millions)

Assets
Fixed maturities:
  Available for sale, at estimated fair value
   (amortized cost of $3,640.5 and $3,662.8)......................   $  3,640.3      $  3,896.2
Mortgage loans on real estate ....................................      1,402.1         1,368.8
Policy loans .....................................................      1,784.1         1,797.2
Cash and other invested assets ...................................        404.0           440.9
Deferred policy acquisition costs ................................        794.5           823.6
Other assets .....................................................        296.0           286.1
                                                                     ----------      ----------
Total Assets .....................................................   $  8,321.0      $  8,612.8
                                                                     ==========      ==========

Liabilities
Future policy benefits and other policyholders'
 account balances ................................................   $  9,125.1      $  9,346.7
Other liabilities ................................................         58.3           160.5
                                                                     ----------      ----------
Total Liabilities ................................................   $  9,183.4      $  9,507.2
                                                                     ==========      ==========

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                           ------------------  -------------------
                                              1996     1995       1996      1995
                                           --------- --------  --------- ---------
                                                         (In Millions)

Revenues
Premiums and other income ..............   $  182.9  $  191.4  $  367.8  $  382.5
Investment income (net of investment
  expenses of $7.2, $6.8, $14.1 and
  $13.7) ...............................      131.4     135.7     268.2     267.4
Investment losses, net .................       (4.4)     (2.8)     (8.6)     (6.9)
                                           --------  --------  --------  --------
Total revenues .........................      309.9     324.3     627.4     643.0
                                           --------  --------  --------  --------

Benefits and Other Deductions
Policyholders' benefits and dividends ..      269.4     278.7     543.3     553.3
Other operating costs and expenses .....       17.1      16.9      34.0      32.5
                                           --------  --------  --------  --------
Total benefits and other deductions ....      286.5     295.6     577.3     585.8
                                           --------  --------  --------  --------

Contribution from the Closed Block .....   $   23.4  $   28.7  $   50.1  $   57.2
                                           ========  ========  ========  ========

      Investment valuation allowances amounted to $31.4 million and $18.4 million on mortgage loans and $2.7 million and $4.3 million on equity real estate for an aggregate of $34.1 million and $22.7 million at June 30, 1996 and December 31, 1995, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

10)   COMPUTATION OF PER SHARE EARNINGS

                                               Three Months Ended  Six Months Ended
                                                    June 30,           June 30,
                                               ------------------ -----------------
                                                 1996      1995      1996    1995
                                               -------- --------- -------- --------
                                              (In Millions, Except Per Share Amounts)

Net earnings ...............................   $  111.8 $  101.9  $  195.1 $  167.1
Less - dividends on preferred stocks .......        6.6      6.6      13.3     13.3
                                               -------- --------  -------- --------
Net earnings applicable to common
  shares - assuming no dilution ............      105.2     95.3     181.8    153.8
Add - dividends on convertible
  preferred stock and interest on
  convertible subordinated debt ............       10.4     10.4      20.9     20.9
                                               -------- --------  -------- --------
Net Earnings Applicable to Common
  Shares -Assuming Full Dilution ...........   $  115.6 $  105.7  $  202.7 $  174.7
                                               ======== ========  ======== ========

                                             Three Months Ended  Six Months Ended
                                                  June 30,           June 30,
                                             ------------------ -----------------
                                               1996      1995      1996    1995
                                             -------- --------- -------- --------
                                            (In Millions, Except Per Share Amounts)

Weighted average common shares
  outstanding - assuming no
  dilution(1) .........................       185.3     184.0     185.1      183.9
Add - assumed exercise of stock
  options .............................         1.1        .6       1.1         .6
Add - assumed conversion of
  convertible preferred stock .........        17.8      17.8      17.8       17.8
Add - assumed conversion of
  convertible subordinated debt .......        14.7      14.7      14.7       14.7
                                             -------   -------   -------   --------
Weighted Average Shares
  Outstanding - Assuming
  Full Dilution .......................       218.9     217.1     218.7      217.0
                                             =======   =======   =======   ========

Net Earnings Per Common Share:
  Assuming No Dilution:
    Net earnings before cumulative
      effect of accounting change .....      $  .56    $  .52    $ 1.09    $   .83
    Cumulative effect of accounting
      change, net of Federal
      income taxes ....................         --        --       (.12)      --
                                             -------   -------   -------   --------
    Net Earnings ......................      $   .56   $  .52    $  .97    $   .83
                                             =======   =======   =======   ========
  Assuming Full Dilution:
    Net earnings before cumulative
      effect of accounting change .....      $   .52   $  .49    $ 1.02    $   .80
    Cumulative effect of accounting
      change, net of Federal
      income taxes ....................        --         --        (.11)     --
                                             -------   -------   -------   --------
    Net Earnings ......................      $   .52   $  .49    $   .91   $   .80
                                             =======   =======   =======   ========

      (1) Stock options were not included because their effect was less than 3%.

      Shares of the Series D Convertible Preferred Stock (or common stock issued on conversion thereof) are not considered to be outstanding in the computation of weighted average shares of common stock until the shares are allocated to fund the obligations for which the SECT was established.

11)   RESTRUCTURE COSTS

      At June 30, 1996, liabilities associated with 1994 and 1995 cost reduction programs totaled $32.2 million. During the six months ended June 30, 1996 and 1995, The Equitable restructured certain operations in connection with cost reduction programs and incurred costs of $2.6 million and $13.6 million, respectively, primarily associated with severance related benefits. Amounts paid during the six months ended June 30, 1996 and charged against the liabilities for the 1994 and 1995 cost reduction programs totaled $7.3 million.

12)   LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in The Equitable's Notes to Consolidated Financial Statements for the year ended December 31, 1995, except as follows:

      On May 29, 1996, the New York County Supreme Court entered a judgment dismissing the complaint with prejudice in the previously reported action Golomb, et al. v. The Equitable Life Assurance Society of the United
      States. Plaintiffs have filed a notice of appeal of that judgment. On February 9, 1996, Equitable Life removed the Pennsylvania action, Malvin
      v. The Equitable Life Assurance Society of the United States, to the United States District Court for the Middle District of Pennsylvania. Following the decision granting Equitable Life's motion to dismiss the New York action (Golomb), on the consent of the parties, the District Court ordered an indefinite stay of all proceedings in the Pennsylvania action, pending either party's right to reinstate the proceeding, and ordered that for administrative purposes the case be deemed administratively closed. On February 2, 1996, Equitable Life removed the Texas action, Bowler, et al.
      v. The Equitable Life Assurance Society of the United States, to the United States District Court for the Northern District of Texas. On July 1, 1996, Equitable Life filed a motion for summary judgment dismissing the complaint in its entirety. The Equitable's management has been advised that plaintiffs plan to oppose the motion for summary judgment. In addition, plaintiffs have sought leave of the court to supplement their complaint to add claims based upon alleged unfair rate discrimination.

      On May 22, 1996, a separate action entitled Bachman v. The Equitable Life Assurance Society of the United States, was filed in Florida state court making claims similar to those in the previously reported Golomb action. The Florida action is asserted on behalf of a proposed class of Florida issued or renewed policyholders, insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life. The Florida action seeks compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future, based on various common law claims. On June 20, 1996, Equitable Life removed the Florida action to Federal court. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of The Equitable. Due to the early stage of such litigation, The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

      In connection with the previously reported action entitled Sidney C. Cole et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., on June 28, 1996, the court issued a decision and order dismissing with prejudice plaintiff's causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiff's cause of action under the New York State consumer protection statute. The only remaining causes of action are for breach of contract and negligent misrepresentation. Plaintiffs have made a motion for reargument with respect to this order, which will not be heard until September 1996.

      On May 21, 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States, was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action is brought by an individual who purchased a whole life policy. Plaintiff alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff purports to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1982 to the present. Plaintiff seeks damages, including punitive damages, in an unspecified amount. On June 21, 1996, Equitable Life removed the action to the United States District Court for the Eastern District of Louisiana. Plaintiff has made a motion to remand to the Louisiana Civil District Court, and Equitable Life will oppose such motion. On July 26, 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company, was commenced in New York state court. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of the litigations discussed in this paragraph should not have a material adverse effect on the financial position of The Equitable. Due to the early stages of such litigation, The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

      In connection with the previously reported arbitration involving Equitable Casualty Insurance Company ("Casualty"), the arbitration panel issued a final award in favor of Casualty and GEICO General Insurance Company ("GEICO General") on June 17, 1996. The result of the arbitration is expected to resolve in favor of Casualty and GEICO General two litigations that were commenced by Houston General Insurance Company ("Houston General") and that have been stayed by the presiding courts pending the completion of the arbitration. Houston General has informed Casualty, through counsel, that it is considering whether to consent to entry of a judgment enforcing the arbitration award or whether to contest the award. The Equitable's management believes that Houston General has no valid basis for contesting the arbitration award and therefore the ultimate resolution of this matter should not have a material adverse effect on The Equitable's financial position or results of operations.

      With respect to the previously reported National Gypsum litigation, the Bankruptcy Court has remanded the Texas state court action to state court.

      In addition to the matters previously reported and the matters described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on The Equitable's consolidated financial position or results of operations.

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


COMBINED RESULTS OF OPERATIONS

The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the six months ended June 30, 1996 and 1995 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 18. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                          --------------------- --------------------
                                             1996      1995       1996      1995
                                          ---------  ---------  --------  ----------
                                                          (In Millions)

Combined Results of Operations

Policy fee income and premiums ........   $   552.8 $   546.0    $  1,091.4 $ 1,077.6
Net investment income .................       933.8     901.4       1,851.1   1,749.9
Investment gains, net .................       198.0     153.1         364.1     265.5
Commissions, fees and other income ....       768.4     533.5       1,367.9     977.5
                                          --------- ---------    ----------  ---------
  Total revenues ......................     2,453.0   2,134.0       4,674.5   4,070.5

Total benefits and other deductions ...     2,221.7   1,959.6       4,234.2   3,780.0
                                          --------- ---------    ----------  ---------
Earnings before Federal income taxes
  and minority interest and cumulative
  effect of accounting change .........       231.3     174.4         440.3     290.5
Federal income taxes ..................        70.2      53.2         133.1      85.9
Minority interest in net income of
  consolidated subsidiaries ...........        49.3      19.3          89.0      37.5
                                          --------- ---------    ----------  ---------

Earnings before Cumulative Effect
  of Accounting Change ................   $   111.8 $   101.9    $    218.2  $  167.1
                                          ========= =========    ==========  =========

Continuing Operations

Compared to the comparable prior year period, the higher pre-tax results of operations for the six months ended June 30, 1996 reflected increased earnings in the Investment Services segment partially offset by higher losses in the Corporate and Other and Group Pension segments. The increase in Federal income taxes was attributed to higher pre-tax results of operations. The increase in minority interest in net income of consolidated subsidiaries was attributable to DLJ's IPO and increased earnings at both DLJ and Alliance.

The $604.0 million increase in revenues for the six months ended June 30, 1996 compared to the corresponding period in 1995 was attributed primarily to a $390.4 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment and a $199.8 million increase in investment results.

Net investment income increased $101.2 million for the six months ended June 30, 1996 principally due to increases of $54.8 million and $39.9 million, respectively, for the Investment Services and the Individual Insurance and Annuities segments. The Investment Services increase was attributed to higher business activity while theIndividual Insurance and Annuities increase was due to higher overall yields on a larger investment asset base..

Investment gains increased by $98.6 million for the six months ended June 30, 1996 from $265.5 million for the same period in 1995. Investment gains at DLJ increased by $132.2 million with increased dealer and trading gains of $120.1 million and higher gains of $12.1 million on other equity investments. The gains on other equity investments included a gain of $79.4 million on the sale of the remaining shares of a single corporate development portfolio investment. A gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition. There were investment losses of $45.2 million on General Account Investment Assets as compared to gains of $11.9 million in the first six months of 1995. Losses on mortgage loans increased $43.8 million to $51.3 million, while losses on equity real estate totaled $31.4 million, $12.2 million higher than in the first six months of 1995. There were $2.4 million of gains on the General Account's other equity investments as compared to $5.6 million during the first six months of 1995. Partially offsetting these decreases were gains of $35.1 million on fixed maturities, an increase of $2.1 million over the comparable 1995 period. The Holding Company Group investment portfolio had investment gains of $0.5 million during the first half of 1996; there were $0.5 million of investment losses realized during the first six months of 1995.

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

For the first six months of 1996, total benefits and other deductions increased by $454.2 million from the comparable period in 1995, reflecting increases in other operating costs and expenses of $430.9 million and a $26.2 million increase in interest credited to policyholders partially offset by a $2.9 million decrease in policyholders' benefits. The increase in other operating costs and expenses was attributable to increased operating costs of $424.6 million in the Investment Services segment associated with increased segment activities and a $20.2 million increase in Corporate interest expense, offset by a $20.1 million decrease in other operating costs and expenses in the Individual Insurance and Annuities segment. Higher Corporate interest expense resulted from the interest on the Surplus Notes issued by Equitable Life in the fourth quarter of 1995. There was a $19.9 million increase in interest credited to policyholders for the Individual Insurance and Annuities segment, primarily due to moderately higher crediting rates applied to a larger in force book of business. The Group Pension segment's $6.3 million increase in interest credited to policyholders was due to the impact of pass-throughs of lower investment losses to participating pension contractholders offset by smaller policyholders' account balances.

Discontinued GIC Segment

In the first six months of 1996, $24.6 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to pre-tax losses of $46.2 million in the first six months of 1995. Investment results declined by $16.0 million in the first six months of 1996 as compared to the year-earlier period. Net investment income declined by $17.3 million, principally due to lower income on mortgage loans and fixed maturities partially offset by higher income on equity real estate. Investment losses decreased $1.3 million to $17.6 million in the first six months of 1996. There were $0.7 million of gains on fixed maturities as compared to $4.8 million in losses in the first six months of 1995 and $3.7 million and $1.0 million lower losses on mortgage loans and equity real estate, respectively, offset by $7.0 million of losses on other equity investments in 1996 versus $1.9 million of gains during the year earlier period. Benefits and other deductions declined by $38.0 million principally due to the decrease of $22.3 million in interest credited on a reduced GIC contract base and $5.8 million lower interest payments on loans from continuing operations due to repayments.

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

                       Individual Insurance and Annuities
                                  (In Millions)

                                                    Six Months Ended June 30,
                                           --------------------------------------------
                                                         1996
                                           --------------------------------
                                               As       Closed                   1995
                                            Reported     Block    Combined     Combined
                                           ----------  -------- -----------  ----------

Policy fees, premiums and other income .   $    749.2  $  367.8  $  1,117.0  $  1,091.4
Net investment income ..................        865.4     268.2     1,133.6     1,093.7
Investment (losses) gains, net .........         (9.5)     (8.6)      (18.1)       43.8
Contribution from the Closed Block .....         50.1     (50.1)     --          --
                                           ----------  --------  ----------  ----------
  Total revenues .......................      1,655.2     577.3     2,232.5     2,228.9
Total benefits and other deductions ....      1,501.7     577.3     2,079.0     2,077.3
                                           ----------  --------  ----------  ----------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ..........   $    153.5  $ --      $    153.5  $    151.6
                                           ==========  ========  ==========  ==========

The earnings from operations in the Individual Insurance and Annuities segment for the six months ended June 30, 1996 reflected an increase of $1.9 million from the year-earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, favorable mortality experience on term life insurance and lower deferred acquisition cost amortization were offset by investment losses in 1996 versus gains in 1995, higher employee benefit costs and higher claims experience on assumed reinsurance. The effect of moderately increased crediting rates on interest-sensitive life and annuity contracts were more than offset by the increase in investment income.

Total revenues increased by $3.6 million primarily due to a $48.4 million increase in policy fees and an $8.7 million increase in commissions, fees and other income, offset by a $31.5 million decline in premiums and by investment results which declined by $22.0 million. The decrease in premiums principally was due to lower traditional life and individual health premiums. The decline in investment results resulted from investment losses in 1996 as compared to gains largely from the sale of fixed maturities in 1995, offset by higher investment income.

Total benefits and other deductions for the six months ended June 30, 1996 rose $1.7 million from the comparable 1995 period. Other operating expenses increased $23.4 million principally due to higher employee benefit costs related to lower interest rate assumptions used in the calculation of retirement program costs. Interest credited on policyholders' account balances increased $19.9 million due to the increased crediting rates noted above. Benefits paid increased by $1.9 million. Higher mortality experience on variable and interest-sensitive life policies and investment losses contributed to the $44.8 million lower deferred policy acquisition cost ("DAC") amortization, partially offset by lower DAC capitalization of $1.3 million.

Losses on the disability income business were $21.7 million for the six months ended June 30, 1996, a $2.2 million increase from the prior year's comparable period. Incurred benefits (benefit payments plus additions to claims reserves) for disability income products increased $12.9 million in the first six months of 1996 from the comparable 1995 levels due to lower terminations of existing claims.

Premiums and Deposits - The  following  table  reflects  premiums and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
segment's major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                           Three Months Ended       Six Months Ended
                                                June 30,               June 30,
                                          ---------------------  ----------------------
                                             1996       1995        1996       1995
                                          ----------- ---------  ---------- -----------
                                                          (In Millions)

Product Line:
Individual annuities
  First year ...........................   $    562.2 $    469.5 $  1,071.9 $    945.9
  Renewal ..............................        331.7      295.4      661.8      580.1
                                           ---------- ---------- ---------- ----------
                                                893.9      764.9    1,733.7    1,526.0
Variable and interest-sensitive life
  First year recurring .................         45.2       46.5       90.1       95.1
  First year optional ..................         44.3       40.6       84.5       80.2
  Renewal ..............................        264.8      240.4      602.9      535.6
                                           ---------- ---------- ---------- ----------
                                                354.3      327.5      777.5      710.9
Traditional life
  First year recurring .................          4.8        6.0        9.7       12.1
  First year optional ..................          1.2        1.4        2.5        3.0
  Renewal ..............................        210.7      214.9      423.5      431.9
                                           ---------- ---------- ---------- ----------
                                                216.7      222.3      435.7      447.0
Other(1)
  First year ...........................         11.0       19.8       18.1       48.8
  Renewal ..............................         98.3      110.4      187.9      203.3
                                           ---------- ---------- ---------- ----------
                                                109.3      130.2      206.0      252.1

Total First Year .......................        668.7      583.8    1,276.8    1,185.1
Total Renewal ..........................        905.5      861.1    1,876.1    1,750.9
                                           ---------- ---------- ---------- ----------
Grand Total ............................   $  1,574.2 $  1,444.9 $  3,152.9 $  2,936.0
                                           ========== ========== ========== ==========

(1)  Includes health insurance and reinsurance assumed.

First year premiums and deposits for the six months ended June 30, 1996 increased from prior year levels by $91.7 million primarily due to higher sales of individual annuities offset by lower reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased by $125.2 million during the six months ended June 30, 1996 over the prior year period as increases in the larger block of variable and interest-sensitive life and individual annuities policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for the first six months of 1996 decreased from the prior year's comparable period by $11.3 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 13.3% increase in first year individual annuities premiums and deposits in 1996 over the prior year period included $93.3 million from a recently introduced line of retirement annuity products and reflected an approximately $113.2 million decrease in premiums related to an exchange program that offers contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in The Equitable and establishes new surrender charge scales. Management believes the ongoing strategic positioning of The Equitable's insurance operations continues to impact first year life premiums and deposits. Particular emphasis has been devoted to the implementation of a new needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements, which management expects will ultimately have a positive effect upon life premium results.

Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for the segment's major product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          ------------------- ----------------------
                                             1996      1995     1996        1995
                                          --------- --------  ---------   ----------
                                                       (In Millions)

Product Line:
Individual annuities ...................   $  588.2 $  575.8  $  1,198.7  $  1,217.3
Variable and interest-sensitive life ...      116.7    109.5       229.0       210.1
Traditional life .......................       92.9     85.6       186.5       174.7
                                           -------- --------  ----------  ----------
Total ..................................   $  797.8 $  770.9  $  1,614.2  $  1,602.1
                                           ======== ========  ==========  ==========

Policy and contract surrenders and withdrawals increased $12.1 million during the six months ended June 30, 1996 compared to the same period in 1995.
Surrenders of variable and interest-sensitive products increased by $18.9 million due to the increased size of the book of business. The $18.6 million decrease in individual annuities surrenders was due to decreased surrenders of Equi-Vest contracts and decreases in the volume of SPDA surrenders due to the diminished effect of the aforementioned exchange program which was designed to retain assets in The Equitable offset by $88.0 million paid in January 1996 for two small pension clients who terminated their contracts. Management expects the moderation in SPDA exchange program volume to continue.

Investment Services

The following table summarizes the results of operations for the Investment Services segment.

                               Investment Services
                                  (In Millions)

                                              Three Months Ended     Six Months Ended
                                                   June 30,              June 30,
                                            --------------------  ----------------------
                                              1996       1995        1996        1995
                                            ---------  ---------  ---------  -----------
                                                           (In Millions)

Third party commissions and fees ........   $    737.0 $  504.5   $  1,306.5  $    920.9
Affiliate fees ..........................         32.0     34.2         62.1        67.5
Other income(1) .........................        477.1    366.9        904.8       697.2
                                            ---------- --------   ----------  ----------
Total revenues ..........................      1,246.1    905.6      2,273.4     1,685.6
Total costs and expenses ................      1,053.8    802.7      1,921.6     1,497.0
                                            ---------- --------   ----------  ----------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ...........   $    192.3 $  102.9   $   351.8   $    188.6
                                            ========== ========   =========   ==========

(1)  Includes net dealer and trading gains, investment results and other items.

For the six months ended June 30, 1996, pre-tax earnings for the Investment Services segment increased by $163.2 million from the year-earlier period primarily due to higher earnings for DLJ and Alliance. DLJ's earnings were higher in 1996 largely due to increased levels of underwriting, strong merger and acquisition activity, higher dealer and trading gains and the growth in trading volume on most major exchanges. Total segment revenues were up $587.8 million principally due to higher revenues at DLJ. Other income for the six months ended June 30, 1996 included a gross gain of $20.6 million on the issuance of Alliance Units during the first quarter of the year in connection with the Cursitor transaction.

Total costs and expenses increased by $424.6 million for the six-month period of 1996 as compared to the comparable period in 1996 principally reflecting increases in compensation and interest and other expenses at DLJ due to increased activity.

The following table summarizes results of operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                           Three Months Ended   Six Months Ended
                                                 June 30,          June 30,
                                          -------------------- -------------------
                                            1996       1995       1996     1995
                                          ---------  --------- --------- ---------
                                                          (In Millions)

Earnings before Federal income taxes,
  minority interest and cumulative
  effect of accounting change:
  DLJ(1) ...............................   $  145.9  $   63.7  $  244.7  $  120.6
  Alliance .............................       48.0      38.0      94.1      72.5
  Equitable Real Estate ................        9.0      11.2      16.5      16.9
  Consolidation/elimination(2)(3) ......      (10.6)    (10.0)     (3.5)    (21.4)
                                           --------  --------  --------  --------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change(4) .......   $  192.3  $  102.9  $  351.8  $  188.6
                                           ========  ========  ========  ========

(1) Excludes amortization expense of $1.0 million, $1.4 million, $1.9 million and $2.8 million for the three months and the six months ended June 30, 1996 and 1995, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985, which are included in consolidation/elimination.

(2) Includes interest expense of $2.9 million, $4.9 million, $6.1 million and $9.7 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the three months and the six months ended June 30, 1996 and 1995, respectively.

(3) Includes a gain of $16.9 million (net of $3.7 million related state income tax) for the six months ended June 30, 1996 on issuance of Alliance Units to third parties upon the completion of the Cursitor transaction during the first quarter of the year.

(4) Pre-tax minority interest related to DLJ was $42.4 million, $4.4 million, $72.3 million and $9.0 million for the three months and the six months ended June 30, 1996 and 1995, respectively, and $20.5 million, $15.3 million, $39.8 million and $29.0 million for Alliance for the same respective periods.

DLJ - DLJ's earnings from operations for the six months ended June 30, 1996 were $244.7 million, up $124.1 million from the comparable prior year period. Revenues increased $493.7 million to $1.77 billion primarily due to increased underwriting revenues of $219.8 million, higher dealer and trading gains of $120.1 million, higher commissions of $74.1 million, higher gains on the corporate development portfolio of $12.1 million and higher fees of $11.2 million. DLJ's expenses were $1.52 billion for the six months ended June 30, 1996, up $369.6 million from the comparable prior year period primarily due to a $210.9 million increase in compensation and commissions, higher interest expense of $43.6 million and $18.9 million higher brokerage and exchange fees.

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

Options contracts are typically written for a duration of less than thirteen months. Revenues from these activities (net of related interest expense) were approximately $31.9 million and $44.2 million for the six months ended June 30, 1996 and 1995, respectively. Option writing revenues are primarily from the amortization of option premiums.

The decrease in revenues primarily resulted from lower levels of activity, both in size and number of transactions, by DLJ's institutional customers. These reductions were caused by a number of factors, including market conditions and competition from other financial institutions.

The notional value of written options contracts outstanding was approximately $3.5 billion and $3.9 billion at June 30, 1996 and 1995, respectively. The decrease in the notional value of options was primarily due to decreases in customer activity related to U.S. government obligations. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements. Such forward and futures contracts are entered into as part of DLJ's covering transactions and generally are not used for speculative purposes.

Net trading (losses) gains on forward contracts were $(39.1) million and $120.5 million and net trading gains (losses) on futures contracts were $8.5 million and $(51.5) million for the six months ended June 30, 1996 and 1995, respectively.

The notional contract and market values of the forward and futures contracts at June 30, 1996 and 1995 were as follows:

                                         June 30, 1996          June 30, 1995
                                       -------------------   -------------------
                                       Purchases    Sales    Purchases    Sales
                                       ---------  --------   ---------  --------
                                                     (In Millions)

Forward Contracts
  (Notional Contract Value) ........    $17,102    $18,446    $16,516    $20,201
                                        =======    =======    =======    =======

Futures Contracts
  (Market Value) ...................    $   803    $   590    $   309    $   847
                                        =======    =======    =======    =======

Structured notes are customized derivative instruments in which the amount of interest or principal paid on a debt obligation is linked to movements in the value of cash market financial instruments. At June 30, 1996 and 1995, DLJ had issued structured notes with principal amounts of $143.1 million and $113.0 million outstanding, respectively. DLJ expects the volume of this activity to increase in the future. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

Alliance - Alliance's earnings from operations for the six months ended June 30, 1996 were $94.1 million, an increase of $21.6 million from the prior year's comparable period. Revenues totaled $377.7 million for the first six months of 1996, an increase of $78.8 million from the comparable period in 1995, due to increased investment advisory and service fees. Alliance's costs and expenses increased $57.2 million for the six months ended June 30, 1996 primarily due to increases in employee compensation and benefits and promotional expenditures.

In April 1996, Alliance acquired the U.S. investment management business of National Mutual Funds Management (North America) ("NMFM") for approximately $4.6 million in cash. NMFM is an indirect wholly owned subsidiary of National Mutual Holdings Limited ("NMH"), in which AXA owns a 51% equity interest. NMFM manages investments in North American securities of approximately $1.2 billion for NMH affiliates and third parties.

Equitable Real Estate - Equitable Real Estate's earnings from operations were $16.5 million for the first six months of 1996, down $0.4 million from the preceding year's comparable period. Revenues declined $8.2 million to $102.0 million for the first half of 1996 when compared to the 1995 comparable period. Operating expenses similarly decreased by $7.8 million totaling $85.5 million for the six months ended June 30, 1996.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to represent an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                     At or For the
                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                            --------------------  --------------------
                               1996       1995      1996        1995
                            ---------  ---------  --------   ---------

Fees:
  Equitable ..............   $   28.9   $   31.1  $   56.1     $   61.5
  Third Party ............      184.9      145.1     351.4        281.2
                             --------   --------  --------     --------
Total ....................   $  213.8   $  176.2  $  407.5     $  342.7
                             ========   ========  ========     ========

Assets Under Management:
  Equitable ..............                        $ 50,058     $ 49,163
  Third Party(1) .........                         167,580      138,547
                                                  --------     --------
Total ....................                        $217,638     $187,710
                                                  ========     ========

(1) Included $1.9 billion of performing mortgages at June 30, 1995 under a special stand-by services contract with the RTC which expired in 1995. Stand-by fees were received on the entire portfolio under the contract; servicing fees were earned only on those mortgages that were delinquent.

Fees from assets under management increased for the six months ended June 30, 1996 from the prior year's comparable period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $33.56 billion primarily due to the completion of the Cursitor acquisition in the first quarter of 1996 and market appreciation. Third party assets at Equitable Real Estate decreased by $7.61 billion principally due to the sale in October 1995 by EQ Services of mortgage servicing contracts.

Group Pension

The following table summarizes the results of operations for the Group Pension segment.

                                  Group Pension
                                  (In Millions)

                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                            ------------------  ----------------------
                                              1996       1995       1996     1995
                                            --------  ---------  --------- ----------
                                                          (In Millions)

Policy fees, premiums and other income ...   $  11.9  $  13.8    $    23.9  $   27.4
Net investment income ....................      62.4     66.8        126.8     137.1
Investment losses, net ...................      (8.4)    (5.7)       (22.1)    (32.2)
                                             -------  -------    ---------  --------
Total revenues ...........................      65.9     74.9        128.6     132.3
Total benefits and other deductions ......      74.5     75.0        148.9     144.1
                                             -------  -------    ---------  --------
(Loss) Before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ............   $  (8.6) $   (.1)   $   (20.3) $  (11.8)
                                             =======  =======    =========  ========

The results for the Group Pension segment reflected an $8.5 million higher loss for the six months ended June 30, 1996 compared to the same period a year ago. Investment losses in 1996 were $22.1 million, a $10.1 million improvement from comparable losses for the first six months of 1995. After reflecting the effect of pass-throughs to participating pension contractholders, however, investment losses net of pass-throughs increased by $3.9 million. Due to the cumulative amount of investment losses realized on assets supporting participating pension contractholder account balances, future investment losses are not expected to be reduced by further pass-throughs. The investment losses principally resulted from additions to asset valuation allowances on mortgage loans and writedowns of equity real estate. Additionally, reserves were strengthened by $5.5 million in 1996 on certain pension par contracts. Investment income for the six months ended June 30, 1996 decreased by $10.3 million from the comparable period of the prior year primarily due to a smaller asset base. Policy fees, premiums and other income declined by $3.5 million in the first six months of 1996 when compared to the same 1995 period due to the smaller book of business.

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

                     General Account Investment Assets Carrying Values
                                       June 30, 1996
                                       (In Millions)
                                                                                  General
                                    Balance                            Holding    Account
                                     Sheet      Closed                 Company   Investment
Balance Sheet Captions:              Total      Block       Other(1)  Group (2)    Assets
- -------------------------------  ------------ ---------- ------------ --------- -----------
Fixed maturities:
  Available for sale ..........   $  16,827.6 $  3,640.3 $    (204.7) $  363.8 $  20,308.8
  Held to maturity ............         203.6     --          --         203.6      --
Trading account securities ....      10,822.0     --        10,822.0    --          --
Securities purchased under
  resale agreements ...........      19,497.0     --        19,497.0    --          --
Mortgage loans on real estate .       3,425.9    1,402.1         (.1)   --         4,828.1
Equity real estate ............       3,731.4      189.7       (19.6)   --         3,940.7
Policy loans ..................       2,107.0    1,784.1      --        --         3,891.1
Other equity investments ......         829.2      111.9       236.1       9.4       695.6
Other invested assets .........         520.7       96.2       582.9       4.6        29.4
                                  ----------- ---------- -----------  -------- -----------
  Total investments ...........      57,964.4    7,224.3    30,913.6     581.4    33,693.7
Cash and cash equivalents .....         906.0        4.8       299.4     111.8       499.6
                                  ----------- ---------- -----------  -------- -----------

Total .........................   $  58,870.4 $  7,229.1 $  31,213.0  $  693.2 $  34,193.3
                                  =========== ========== ===========  ======== ===========

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

Writedowns on fixed maturities were $22.5 million and $25.6 million for the six months ended June 30, 1996 and 1995, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the six months ended June 30, 1996 and 1995.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                            Equity Real
                                               Mortgages       Estate    Total
                                              -----------  ------------ ---------

June 30, 1996
Assets Outside of the Closed Block:
Beginning balances .........................     $   65.5    $  259.8    $  325.3
SFAS No. 121 release(1) ....................       --          (152.4)     (152.4)
Additions ..................................         36.9        37.0        73.9
Deductions(2) ..............................         (0.3)      (82.4)      (82.7)
                                                 --------    --------    --------
Ending Balances ............................     $  102.1    $   62.0    $  164.1
                                                 ========    ========    ========

Closed Block:
Beginning balances .........................     $   18.4    $    4.3    $   22.7
Additions ..................................         13.2         0.8        14.0
Deductions(2) ..............................         (0.2)       (2.4)       (2.6)
                                                 --------    --------    --------
Ending Balances ............................     $   31.4    $    2.7    $   34.1
                                                 ========    ========    ========

Total:
Beginning balances .........................     $   83.9    $  264.1    $  348.0
SFAS No. 121 release(1) ....................       --          (152.4)     (152.4)
Additions ..................................         50.1        37.8        87.9
Deductions(2) ..............................         (0.5)      (84.8)      (85.3)
                                                 --------    --------    --------
Ending Balances ............................     $  133.5    $   64.7    $  198.2
                                                 ========    ========    ========

June 30, 1995
Total:
Beginning balances .........................     $  110.4    $  223.3    $  333.7
Additions ..................................         16.1        32.3        48.4
Deductions(2) ..............................        (32.5)      (12.8)      (45.3)
                                                 --------    --------    --------
Ending Balances ............................     $   94.0    $  242.8    $  336.8
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

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and the net amortized cost of the major categories of General Account Investment Assets at June 30, 1996 and the net amortized cost at December 31, 1995.

                                  General Account Investment Assets
                                        (Dollars In Millions)

                                                June 30, 1996                             December 31, 1995
                              --------------------------------------------------   ---------------------------
                                                                          % of                       % of
                                                            Net        Total Net       Net        Total Net
                                Amortized  Valuation     Amortized     Amortized    Amortized     Amortized
                                   Cost    Allowances       Cost          Cost         Cost          Cost
                              ----------- -----------   ------------- ----------   -----------   -------------

Fixed maturities(1).......... $ 20,304.9  $     --      $  20,304.9        59.4%   $  19,149.9        56.7%
Mortgages....................    4,961.6       133.5        4,828.1        14.1        5,007.1        14.8
Equity real estate...........    4,005.4        64.7        3,940.7        11.5        4,130.3        12.2
Other equity investments.....      695.6        --            695.6         2.0          764.1         2.3
Policy loans.................    3,891.1        --          3,891.1        11.4        3,773.6        11.2
Cash and short-term
  investments(2).............      529.0        --            529.0         1.6          952.1         2.8
                              ----------  ----------    ------------      ------   -----------       ------
Total........................ $ 34,387.6  $    198.2    $  34,189.4       100.0%   $  33,777.1       100.0%
                              ==========  ==========    ============      ======   ===========       ======

(1) Excludes unrealized gains of $3.9 million and $857.9 million in fixed maturities classified as available for sale at June 30, 1996 and December 31, 1995, respectively.

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

Investment Results of General Account Investment Assets

                                         Investment Results by Asset Category(1)
                                                  (Dollars In Millions)

                                    Three Months Ended June 30,                           Six Months Ended June 30,
                         --------------------------------------------------   --------------------------------------------------
                                  1996                      1995                       1996                      1995
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         ---------- -------------  ---------- -------------   ------------------------  ---------- -------------

Fixed Maturities:
  Income..............      7.92%   $    394.8        8.17%   $     362.9        7.91%  $     778.2        8.10%   $    707.4
  Investment
    Gains/(Losses)....      0.19%          9.6        0.95%          42.1        0.36%         35.1        0.38%         33.0
                         ---------- -------------  ---------- -----------     --------- --------------  ---------- -------------
  Total...............      8.11%   $    404.4        9.12%   $     405.0        8.27%  $     813.3        8.48%   $    740.4
  Ending Assets.......              $ 20,304.9                $  18,146.9               $  20,304.9                $ 18,146.9
Mortgages:
  Income..............      8.99%   $    109.7        8.66%   $     113.3        8.87%  $     218.3        8.61%   $    230.3
  Investment
    Gains/(Losses)....     (2.02)%       (24.6)       0.09%           1.2       (2.09)%       (51.3)      (0.28)%        (7.5)
                         ---------- -------------  ---------- -----------     --------- -------------  ----------- -------------
  Total...............      6.97%   $     85.1        8.75%   $     114.5        6.78%  $     167.0        8.33%   $    222.8
  Ending Assets.......              $  4,828.1                $   5,165.8               $   4,828.1                $  5,165.8
Equity Real
  Estate (2):
  Income..............      2.46%   $     19.1        2.77%   $      25.7        2.87%  $      45.0        2.87%   $     53.3
  Investment
    Gains/(Losses)....     (1.63)%       (12.7)      (1.80)%        (16.7)      (2.00)%       (31.4)      (1.03)%       (19.2)
                         ---------- -------------  ---------  ------------    --------- -------------  ----------- -------------
  Total...............      0.83%   $      6.4        0.97%   $       9.0        0.87%  $      13.6        1.84%   $     34.1
  Ending Assets.......              $  3,100.1                $   3,692.2               $   3,100.1                $  3,692.2
Other Equity
  Investments:
  Income..............     16.17%   $     28.0       11.11%   $      22.3       13.68%  $      49.0       11.45%   $     46.8
  Investment
    Gains/(Losses)....      3.69%          6.4        1.14%           2.3        0.67%          2.4        1.37%          5.6
                         ---------- -------------   --------  -----------     --------- -------------  ----------- -------------
  Total...............     19.86%   $     34.4       12.25%   $      24.6       14.35%  $      51.4       12.82%   $     52.4
  Ending Assets.......              $    695.6                $     794.1               $     695.6                $    794.1
Policy Loans:
  Income..............      6.95%   $     67.3        6.96%   $      64.1        6.90%  $     132.4        6.88%   $    125.4
  Ending Assets.......              $  3,891.1                $   3,695.1               $   3,891.1                $  3,695.1
Cash and Short-term
  Investments:
  Income..............      5.00%   $      8.3        8.93%   $      18.4        8.13%  $      30.9        8.37%   $     34.5
  Ending Assets.......              $    529.0                $     841.7               $     529.0                $    841.7
Total:
  Income..............      7.57%   $    627.2        7.58%   $     606.7        7.59%  $   1,253.8        7.54%   $  1,197.7
  Investment
    Gains/(Losses)....     (0.26)%       (21.3)       0.36%          28.9       (0.28)%       (45.2)       0.07%         11.9
                         ---------- -----------     --------- -----------     --------- ------------- ------------ -------------
  Total(3)............      7.31%   $    605.9        7.94%   $     635.6        7.31%  $   1,208.6        7.61%   $  1,209.6
  Ending Assets.......              $ 33,348.8                $  32,335.8               $  33,348.8                $ 32,335.8

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.


(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $840.6 million and $921.9 million as of June 30, 1996 and 1995, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $14.0 million, $16.0 million, $28.3 million and $29.4 million for the three months and the six months ended June 30, 1996 and 1995, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.05%, 7.64%, 7.04% and 7.32% for the three months and the six months ended June 30, 1996 and 1995, respectively.

For the six months ended June 30, 1996, General Account investment results were down $1.0 million from the year-earlier period as lower income and higher losses on both mortgages and equity real estate were offset principally by higher investment results on fixed maturities. On an annualized basis, total investment yield decreased to 7.31% from 7.61%. Investment income increased by $56.1 million or 4.7%, resulting in an increase in the annualized income yield to 7.59% from 7.54%. Excluding SFAS No. 121 related permanent impairment writedowns of $149.6 million and releases of valuation allowances totaling $152.4 million relating to equity real estate, additions to asset valuation allowances and writedowns of fixed maturities were $110.4 million in the six months ended June 30, 1996 compared to $74.0 million in the six months ended June 30, 1995.

Total investment results for fixed maturities increased $72.9 million or 9.8% for the six months ended June 30, 1996 compared to the year-earlier period. Investment income increased by $70.8 million reflecting a higher asset base, primarily from reinvesting nearly all available funds into fixed maturities. Investment gains were $35.1 million for the six months ended June 30, 1996 compared to the year-earlier $33.0 million. Writedowns on fixed maturities were $22.5 million in the first six months of 1996 as compared to $25.6 million in the comparable period of 1995. Total investment results on mortgages declined by $55.8 million or 25.0% in the six months ended June 30, 1996 compared to the same period a year ago largely due to lower investment income attributable to a lower asset base and higher additions to asset valuation allowances. Equity real estate investment results were $20.5 million lower during the six months ended June 30, 1996 than the year-earlier period reflecting lower investment income and higher additions to asset valuation allowances.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 71.2%, 28.1% and 0.7%, respectively, of the amortized cost of this asset category at June 30, 1996.

                                 Fixed Maturities By Credit Quality
                                        (Dollars In Millions)

                                              June 30, 1996                       December 31, 1995
             Rating Agency      -------------------------------------  -------------------------------------
  NAIC        Equivalent          Amortized       % of     Estimated    Amortized       % of      Estimated
 Rating       Designation            Cost        Total    Fair Value       Cost         Total     Fair Value
- ------- ---------------------- --------------   -------  ------------  --------------  ------   ------------

 1-2    Aaa/Aa/A and Baa...... $  17,602.9(1)     86.7%  $  17,600.5    $ 16,536.0(1)   86.4%   $  17,423.9
 3-6    Ba and lower..........     2,557.2(2)     12.6       2,569.2       2,483.4(2)   13.0        2,448.3
                               -----------       ------  -----------    ----------     ------   ------------

Subtotal......................    20,160.1        99.3      20,169.7      19,019.4      99.4       19,872.2
Redeemable preferred stock
  and other...................       144.8         0.7         139.1         130.5       0.6          126.5
                               -----------       ------  -----------    ----------     ------   ------------
Total......................... $  20,304.9       100.0%  $  20,308.8    $ 19,149.9     100.0%   $  19,998.7
                               ===========       ======  ===========    ==========     ======   ============

(1) Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

(2) Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

At June 30, 1996, The Equitable held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.43 billion, including $2.33 billion in publicly traded CMOs. About 66.2% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 44.1% of the public CMO holdings were in planned amortization class ("PAC") bonds. At June 30, 1996, interest only ("IO") strips amounted to $6.4 million at amortized cost. There were no holdings of principal only ("PO") strips at that date. In addition, at June 30, 1996, The Equitable held $2.37 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $481.4 million of Aa or higher rated public asset backed securities, primarily backed by home equity and credit card receivables.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                       June 30,         December 31,
                                                         1996               1995
                                                      ------------    --------------

FIXED MATURITIES ...............................       $  20,304.9     $  19,149.9
Problem fixed maturities .......................              60.6            70.8
Potential problem fixed maturities .............               6.3            43.4
Restructured fixed maturities(1) ...............               6.3             7.6

(1) Excludes restructured fixed maturities of $3.5 million and $3.5 million that are shown as problems at June 30, 1996 and December 31, 1995, respectively, and excludes $0.0 million and $9.2 million of restructured fixed maturities that are shown as potential problems at June 30, 1996 and December 31, 1995, respectively.

The amount of potential problem fixed maturities decreased $37.1 million from December 31, 1995 to June 30, 1996 primarily due to asset sales.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At June 30, 1996, commercial mortgages totaled $3.20 billion (64.4% of the amortized cost of the category), agricultural loans were $1.72 billion (34.6%) and residential loans were $46.5 million (1.0%).

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                 June 30,   December 31,
                                                                   1996        1995
                                                               ----------- -------------

COMMERCIAL MORTGAGES ........................................   $  3,196.6  $  3,413.7
Problem commercial mortgages ................................        184.5        41.3
Potential problem commercial mortgages ......................        321.9       194.7
Restructured commercial mortgages(1) ........................        401.8       522.2

VALUATION ALLOWANCES ........................................   $    124.5  $     79.9
  As a percent of commercial mortgages ......................          3.9%        2.3%
  As a percent of problem commercial mortgages ..............         67.5%      193.5%
  As a percent of problem and potential problem commercial
    mortgages ...............................................         24.6%       33.9%
  As a percent of problem, potential problem and
    restructured commercial mortgages .......................         13.7%       10.5%

AGRICULTURAL MORTGAGES ......................................   $  1,718.5  $  1,624.1
Problem agricultural mortgages ..............................         82.9        82.9
Potential problem agricultural mortgages ....................          0.0         0.0
Restructured agricultural mortgages .........................          2.0         2.0

VALUATION ALLOWANCES ........................................   $      9.0  $      4.0

(1) Excludes restructured commercial mortgages of $110.4 million and $12.6 million that are shown as problems at June 30, 1996 and December 31, 1995, respectively, and excludes $167.9 million and $148.3 million of restructured commercial mortgages that are shown as potential problems at June 30, 1996 and December 31, 1995, respectively.

Problem commercial mortgages increased by $143.2 million from December 31, 1995 to June 30, 1996 primarily attributed to previously identified potential problem loans which became delinquent. Potential problem loans increased as mortgages previously classified as restructured or unclassified were identified as potential problem loans. During the six months ended June 30, 1996, the amortized cost of foreclosed commercial mortgages totaled $0.8 million with no reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $401.8 million of restructured mortgages was 9.6%. As a result of these restructurings, the restructured weighted average coupon rate was 8.2% and the restructured weighted average cash payment rate was 7.9%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the six months ended June 30, 1996 was $3.2 million.

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                                June 30, 1996
                                                       ----------------------------
                                                            (Dollars In Millions)

                                                           Amortized         % of
                                                              Cost           Total
                                                          -----------      --------

Problem Commercial Mortgages
Property Type:
Office .............................................        $  109.6         59.4%
Retail .............................................            44.3         24.0
Industrial .........................................            18.6         10.1
Hotel ..............................................             9.5          5.1
Apartment ..........................................             2.5          1.4
                                                            --------        ------
Total ..............................................        $  184.5        100.0%
                                                            ========        ======

State:
California .........................................        $   67.9         36.8%
Virginia ...........................................            51.2         27.8
Massachusetts ......................................            26.8         14.5
Puerto Rico ........................................            19.7         10.7
Pennsylvania .......................................            13.6          7.4
Other (no state larger than 5.0%) ..................             5.3          2.8
                                                            --------        ------
Total ..............................................        $  184.5        100.0%
                                                            ========        ======

Potential Problem Commercial Mortgages
Property Type:
Retail .............................................        $  149.7         46.6%
Office .............................................           147.9         45.9
Hotel ..............................................            24.3          7.5
                                                            --------        ------
Total ..............................................        $  321.9        100.0%
                                                            ========        ======

State:
New York ...........................................        $  102.6         31.9%
Louisiana ..........................................            56.9         17.7
Pennsylvania .......................................            38.6         12.0
South Carolina .....................................            31.2          9.7
Texas ..............................................            23.9          7.4
Idaho ..............................................            17.8          5.5
Other (no state larger than 5.0%) ..................            50.9         15.8
                                                            --------        ------
Total ..............................................        $  321.9        100.0%
                                                            ========        ======

At June 30, 1996, management identified impaired loans as defined under SFAS No. 114 with a carrying value of $595.8 million. The provision for losses for these impaired mortgage loans was $122.1 million at June 30, 1996. Income earned on these loans in the first six months of 1996 was $26.1 million, including cash received of $20.9 million.

For the six months ended June 30, 1996, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $139.4 million. In addition, during the first six months of 1996, $160.8 million of commercial mortgage loan maturity payments were scheduled, of which $93.4 million were paid as due. Of the amount not paid, $29.9 million were granted short term extensions of up to six months, $19.7 million were delinquent or in default for non-payment of principal and $17.8 million were extended for a weighted average of 7.0 years at a weighted average interest rate of 7.6%. There were no foreclosures of maturing loans.

Equity Real Estate. As of June 30, 1996, on the basis of amortized cost, the equity real estate category included $3.00 billion (or 75.0%) acquired as investment real estate and $1.00 billion (or 25.0%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

Real estate properties with amortized costs of $247.0 million and $99.8 million sold during the first six months of 1996 and 1995, respectively. In the first half of 1996 and 1995, respectively, gains of $2.5 million and $8.1 million were recognized on equity real estate which was sold.

As of January 1, 1996, The Equitable adopted SFAS No. 121. At June 30, 1996, allowances totaling $64.7 million were held on properties identified as available for sale with an amortized cost of $375.4 million.

At June 30, 1996, the vacancy rate for The Equitable's office properties was 14.4% in total, with a vacancy rate of 10.4% for properties acquired as investment real estate and 24.8% for properties acquired through foreclosure. The national commercial office vacancy rate was 13.8% (as of March 31, 1996) as measured by CB Commercial.

Holding Company Group Investment Portfolio - Continuing Operations

For the six months ended June 30, 1996, Holding Company Group investment results were $27.8 million, as compared to $20.0 million in the year-earlier period. The increase principally was due to higher investment income on the Holding Company's portfolio reflecting income on the proceeds received from the October 1995 DLJ IPO.

At June 30, 1996, the Holding Company Group investment portfolio's $693.2 million carrying value was made up of $567.4 million of fixed maturities ($333.1 million with an NAIC 1 rating), $116.4 million of cash and short-term investments and $9.4 million of other equity investments. At December 31, 1995, the portfolio's carrying value was $773.1 million, which included $410.8 million of fixed maturities ($143.3 million with an NAIC 1 rating), $315.5 million of cash and short-term investments and $46.8 million of other equity investments.

                               Holding Company Group Fixed Maturities
                                          By Credit Quality
                                        (Dollars In Millions)

                                            June 30, 1996                       December 31, 1995
               Rating Agency     ----------------------------------   ----------------------------------
  NAIC          Equivalent        Amortized    % of      Estimated     Amortized      % of   Estimated
 Rating         Designation         Cost       Total     Fair Value      Cost       Total    Fair Value
- ------- ----------------------   -----------  ------   ------------   ----------   ------  -------------

 1-2    Aaa/Aa/A and Baa......    $  413.9      72.6%  $     423.9     $  222.5     54.2%  $     241.9
 3-6    Ba and lower..........       156.2      27.4         157.6        188.1     45.8         190.6
                                  --------     -----   -----------     --------    ------  ------------

  Total.......................    $  570.1     100.0%  $     581.5     $  410.6    100.0%  $     432.5
                                  ========     ======  ===========     ========    ======  ============

At June 30, 1996, the amortized cost of problem fixed maturities was $1.4 million, $9.7 million for potential problem fixed maturities and $12.0 million for restructured fixed maturities.

LIQUIDITY AND CAPITAL RESOURCES

Since becoming a public company in 1992, The Equitable's Board of Directors has declared quarterly cash dividends of $0.05 per share on the outstanding shares of its Common Stock. Equitable has three series of preferred stock outstanding. The annual dividend rate on the Series C Convertible Preferred Stock is fixed at 6% and dividends amounted to $0.8 million for the six months ended June 30, 1996. The Series D Convertible Preferred Stock will increase shareholders' equity only when shares are released from the SECT. No shares of Series D Convertible Preferred Stock were released from the SECT during the first six months of 1996. The Series E Convertible Preferred Stock's dividend rate is fixed at 6.125% and dividends totaled $12.5 million for the six months ended June 30, 1996. The Series E Preferred Stock dividends are payable quarterly in Common Stock.

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

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At June 30, 1996, $79.6 million was outstanding under the commercial paper program; there were no amounts outstanding under the revolving credit facility.

In July 1996, DLJ filed a shelf registration for up to $500.0 million of preferred and debt securities.

Consolidated Cash Flows

The net cash provided by operating activities was $135.8 million for the six months ended June 30, 1996 compared to net cash used by operating activities of $717.9 million for the six months ended June 30, 1995. The 1996 cash provided by operations principally was due to the $380.3 million net change in trading activities and broker-dealer related receivables/payables at DLJ as its level of business activity continued to increase, partially offset by the $110.4 million change in Federal income taxes payable and the $78.7 million change in clearing association fees and regulatory deposits. Cash used by operating activities in 1995 principally was attributable to the $878.8 million net change in trading activities and broker-dealer related receivables/payables at DLJ reflecting its increased level of business activity.

Net cash provided by investing activities was $98.1 million for the six months ended June 30, 1996 as compared to $681.1 million for the same period in 1995. In 1996, investment purchases exceeded sales, maturities, repayments and return of capital by $726.3 million. The discontinued GIC segment repaid $492.5 million of loans from continuing operations during the first half of 1996. Cash provided by investing activities during the first six months of 1995 primarily was attributable to the $1.16 billion decrease in loans to the GIC Segment resulting from repayments in January 1995. Investment purchases exceeded sales, maturities and repayments by approximately $367.5 million, partially offsetting the effect of the GIC repayment.

Net cash used by financing activities was $528.3 million for the six months ended June 30, 1996 as compared to net cash provided by financing activities of $185.3 million in the first half of 1995. In the first half of 1996, withdrawals from policyholders' account balances exceeded deposits by $351.9 million. During the first six months of 1996, cash used for the repayment of long-term debt of $219.9 million and the net decrease of $150.1 million in short-term financing, principally at DLJ, was partially offset by the net cash proceeds of $247.8 million from DLJ's February 1996 Medium Term Notes offering. Net cash provided by financing activities during the first six months of 1995 primarily resulted from a $1.25 billion increase in short-term financings, principally due to net repurchase agreement activity, offset by the $1.22 billion decrease in the amount due to the discontinued GIC Segment as a result of continuing operations' $1.22 billion cash settlement at the beginning of the year of its obligation to fund the GIC Segment's accumulated deficit. Deposits to policyholders' account balances exceeded withdrawals by $60.0 million during the six months ended June 30, 1995.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first six months of 1996 of $294.4 million to $906.0 million.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1995, except as disclosed in Note 12 of Notes to Consolidated Financial Statements included herein.


Item 4.        Submission of Matters to a Vote of Security Holders.

At the annual meeting of the Holding Company's shareholders held on May 15, 1996, the 18 nominees listed below were elected as directors of the Holding Company to hold office until the 1997 annual meeting and until their successors shall have been elected and qualified. In addition, at such meeting, the Holding Company's shareholders (i) ratified the appointment of Price Waterhouse LLP as the Holding Company's independent accountants, (ii) approved a Short-term Incentive Compensation Plan For Senior Officers and (iii) approved a Long-term Incentive Compensation Plan For Senior Officers.

The number of votes with respect to each of these matters was as follows:

       (a)   Election of Directors:

             Name                                  Votes For           Votes Withheld

             Claude Bebear                         150,691,624               374,939
             James M. Benson                       150,711,165               355,398
             John S. Chalsty                       150,717,400               349,163
             Henri de Castries                     150,694,476               372,087
             Joseph L. Dionne                      150,715,889               350,674
             William T. Esrey                      150,689,344               377,219
             Jean-Rene Fourtou                     150,693,952               372,611
             Donald J. Greene                      150,716,380               350,183
             Anthony J. Hamilton                   150,706,911               359,652
             John T. Hartley                       150,709,092               357,471
             John H. F. Haskell, Jr.               150,716,902               349,661
             W. Edwin Jarmain                      150,715,388               351,175
             Winthrop Knowlton                     150,688,193               378,370
             Arthur L. Liman                       147,553,351             3,513,212
             Joseph J. Melone                      150,711,899               354,664
             Didier Pineau-Valencienne             150,690,333               376,230
             George J. Sella, Jr.                  150,686,010               380,553
             Dave H. Williams                      150,717,532               349,031

      (b) Ratification of the Appointment of Price Waterhouse LLP as Independent
          Accountants:

                Votes For         Votes Against         Abstentions

               150,768,846           137,289              160,428

      (c) Approval of the Short-term Incentive Compensation Plan For Senior
          Officers:

                Votes For         Votes Against         Abstentions

               148,262,702          2,160,429             643,432

      (d) Approval of the Long-term Incentive Compensation Plan For Senior
          Officers:

                Votes For         Votes Against         Abstentions

               148,410,774          1,912,772             743,017


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

                                          The Equitable Companies Incorporated
                                         ---------------------------------------
                                                      (Registrant)




Date:          August 9, 1996                   /s/ Jerry M. de St. Paer
         --------------------------      ---------------------------------------
                                           Senior Executive Vice President and
                                                 Chief Financial Officer




Date:          August 9, 1996                     /s/ Alvin H. Fenichel
         --------------------------      ---------------------------------------
                                          Senior Vice President and Controller