Form 10-K
period 1996-12-31
EQUITABLE COMPANIES INC
filed 1997-03-28
CIK 888002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-K

      (Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           x         OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 1-11166
                      THE EQUITABLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3623351
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 1290 Avenue of the Americas, New York, New York                10104
    (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (212) 554-1234

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                           which registered
--------------------------------------   ---------------------------------------
   Common Stock, Par Value $.01                New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes  x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997, was approximately $2.16 billion.

As of March 26, 1997, 186,515,276 shares of the registrant's Common Stock were outstanding.

================================================================================

                        This document consists of ______ pages.
                       Exhibit index begins on page E-1 .

                                TABLE OF CONTENTS

Part I

Item 1.             Business................................................................ 1-1
                    Insurance Operations.................................................... 1-1
                    Investment Services..................................................... 1-5
                    Discontinued Operations................................................. 1-10
                    Closed Block............................................................ 1-10
                    General Account Investment Portfolio.................................... 1-11
                    Holding Company Group Investment Portfolio.............................. 1-16
                    Competition............................................................. 1-17
                    Regulation.............................................................. 1-18
                    Principal Shareholder................................................... 1-24

Item 2.             Properties.............................................................. 2-1
Item 3.             Legal Proceedings....................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders..................... 4-1

Part II

Item 5              Market for Registrant's Common Equity and Related Stockholder Matters... 5-1
Item 6.             Selected Consolidated Financial Information............................. 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................. 7-1
Item 8.             Financial Statements and Supplementary Data............................. FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.................................................. 9-1

Part III

Item 10.            Directors and Executive Officers of the Registrant...................... 10-1
Item 11.            Executive Compensation.................................................. 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management.......... 12-1
Item 13.            Certain Relationships and Related Transactions.......................... 13-1

Part IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 14-1

Signatures          ........................................................................ S-1
Index to Exhibits   ........................................................................ E-1



                                      TOC-1

Part I, Item 1.

                                    BUSINESS 1

General. The Equitable is a diversified financial services organization serving a broad spectrum of insurance, investment management and investment banking customers. It is one of the world's largest investment managers, with total assets under management of approximately $239.8 billion at December 31, 1996. The Equitable's insurance business, which comprises the Insurance Operations segment, has been conducted principally by its life insurance subsidiaries, Equitable Life and EVLICO. Effective January 1, 1997, EVLICO was merged into Equitable Life, which continues to conduct The Equitable's insurance business. The Equitable's investment management and investment banking business, which comprises the Investment Services segment, is conducted principally by Alliance, DLJ and Equitable Real Estate. For additional information on The Equitable's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment" and Note 21 of Notes to Consolidated Financial Statements. Since Equitable Life's demutualization in 1992, AXA-UAP ("AXA"), a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder. For more information on Equitable Life's demutualization, including the establishment of the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements and "Principal Shareholder".

Segment Information

Insurance Operations

General. The Insurance Operations segment accounted for approximately $3.74 billion or 45.1% of consolidated revenue for the year ended December 31, 1996. It offers a variety of life insurance and annuity products, mutual funds and other investment products, as well as disability income products and association plans. These products are marketed in all 50 states by a career agency force of over 7,200 agents (except association plans, which are marketed directly to clients by the Insurance Group). The Insurance Group's Income Manager series of annuity products, which was introduced in May, 1995, is also distributed through securities firms, financial planners and banks, as well as the career agency force. As of December 31, 1996, the Insurance Group had over two million policy or contractholders. Equitable Life, which was established in the State of New York in 1859, has been among the largest life insurance companies in the United States for more than 100 years. For additional information on the Insurance Operations segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Insurance Operations," Note 21 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

--------
  1 As used in this Form 10-K, the term "The Equitable"  refers to The Equitable
    Companies Incorporated, a Delaware corporation (the "Holding Company"), and its consolidated subsidiaries including The Equitable Life Assurance Society of the United States ("Equitable Life"). The term "Holding Company Group" refers collectively to the Holding Company and its non-operating subsidiaries, the EQ Asset Trust 1993 (the "Trust") and The Equitable Companies Incorporated Stock Trust (the "SECT"). The term "Insurance Group" refers collectively to Equitable Life and its wholly owned subsidiary, The Equitable of Colorado, Inc. ("EOC") and, prior to January 1, 1997, Equitable Variable Life Insurance Company ("EVLICO"). The term "Investment Subsidiaries" refers collectively to Equitable Life's wholly owned subsidiary, Equitable Real Estate Investment Management, Inc., together with its affiliates Equitable Agri-Business, Inc. and EQ Services, Inc. (collectively referred to herein as "Equitable Real Estate"), to The Equitable's majority owned publicly traded subsidiaries, Alliance Capital Management L.P. ("Alliance"), and Donaldson, Lufkin & Jenrette, Inc. ("DLJ") and in each case their respective subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life, EOC and, prior to January 1, 1997, EVLICO and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts"
    refers to the Separate Account investment assets of Equitable Life and, prior to January 1, 1997, EVLICO, excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated with the Insurance Group's discontinued guaranteed interest contract ("GIC") Segment which are referred to herein as "GIC Segment Investment Assets".

                                      1-1

Products. The Insurance Group emphasizes the sale of individual variable life insurance products and individual variable annuity products (both tax-qualified and non-qualified). These products are designed to meet the life insurance, asset accumulation, retirement funding and estate planning needs of the Insurance Group's targeted markets. They offer multiple Separate Account investment options, including bond funds, domestic and global equity funds, a balanced fund, and a series of asset allocation funds, as well as General Account guaranteed interest options. The range of investment options creates flexibility in meeting individual customer needs. The Insurance Group's Separate Accounts and the underlying funds in which they invest are managed principally by Alliance. In 1997, funds managed by unaffiliated managers will be added.

In 1995, the Insurance Group introduced its Income Manager series of retirement products which are annuities designed to provide for both the accumulation and distribution of retirement assets. In addition to a choice of variable funds, these products offer 10 market value adjusted fixed rate options held in a Separate Account which provide a guaranteed interest rate to a fixed maturity date and a market value adjustment for withdrawals or transfers prior to such date. In 1996, Income Manager accumulation products added a guaranteed minimum income benefit which, subject to certain restrictions and limitations, provides a guaranteed minimum life annuity regardless of investment performance. The distribution products offer the guarantee of a lifetime income similar to traditional immediate annuities, while giving the annuitant access to cash values during the early years following retirement.

To fund the pension plans (both defined benefit and defined contribution) of small to medium-sized employers, the Insurance Group offers annuity products tailored to the small pension market. These products offer both Separate Account and General Account investment options.

The overall growth of Separate Account assets is a strategic objective of The Equitable. To the extent the investment funds associated with variable life insurance and variable annuity products are placed in the Separate Accounts rather than in the General Account, the investment risk (and reward) is transferred to policyholders while The Equitable earns fee income from the management of assets held in the Separate Accounts. Management believes this fee income produces a more predictable income stream than the spread income from traditional products. In addition, variable products, because they involve less risk to the Insurance Group than traditional products, require less capital. Separate Account options also permit policyholders to choose more personalized investment strategies without affecting the composition of General Account assets. Over the past five years, Separate Account balances for individual variable life and variable annuities have increased by $11.99 billion to $17.66 billion at December 31, 1996.

The Insurance Group also sells traditional whole life insurance and term insurance products, disability income products, and, through its wholly owned broker-dealer subsidiary EQ Financial Consultants, Inc. ("EQ Financial"), formerly known as Equico Securities, Inc., mutual funds. During 1996, the Insurance Group's career agency force sold approximately $1.36 billion in mutual funds and other investments through EQ Financial. In cases where the Insurance Group does not offer an insurance product suitable for the needs of a particular customer, the Insurance Group provides its agents with access to a number of additional insurance products through EquiSource, Inc., a wholly owned insurance brokerage subsidiary.

In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life, disability income and annuity reinsurance from professional reinsurers. The Insurance Group also assumes accident, health, group LTD, aviation and space risks by participating in various reinsurance pools.

Effective September 15, 1992, the Insurance Group ceased to sell new individual major medical policies. Since July 1, 1993, new disability income policies have been 80% reinsured through an arrangement with Paul Revere Life Insurance Company.

                                      1-2

The  following  table  summarizes   premiums  and  deposits  for  the  Insurance
Operations segment's products combining amounts for the Closed Block and amounts for operations outside the Closed Block.

                              Insurance Operations
                                Premiums/Deposits
                                  (In Millions)

                                                                        Years Ended December 31,
                                                            ----------------------------------------
                                                               1996          1995           1994
                                                            ------------   -----------   -----------
Individual annuities......................................   $  3,342.6     $ 2,847.4     $ 2,766.9
Variable and interest-sensitive life insurance............      1,479.7       1,358.4       1,264.9
Traditional life insurance................................        867.0         887.4         925.9
Other.....................................................        753.7         818.3         668.1
                                                            ------------   -----------   -----------
Total Premiums/Deposits...................................   $  6,443.0     $ 5,911.5     $ 5,625.8
                                                            ============   ===========   ===========

Markets. The Insurance Group's targeted customers include middle and upper income individuals such as professionals, owners of small businesses, employees of tax-exempt organizations and existing customers. For variable life, the Insurance Group has targeted certain markets, particularly non-qualified retirement planning, the estate planning market and the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income life protection markets. The Insurance Group's target markets for variable annuities include the tax exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401K defined contribution plans covering 25 to 250 employees) and the IRA retirement planning market. The Insurance Group's Income Manager series of annuity products includes products designed to address the growing market of those at or near retirement who have a need to convert retirement savings into retirement income.

Demographic studies suggest that, as the post-World War II "baby boom" generation ages over the next decade, there will be growth in the number of individuals who management believes are most likely to purchase the Insurance Group's savings-oriented products. These baby boomers have indicated a strong need for long-term planning services. Those studies also suggest that over the next 15 years there will be significant growth in the number of new retirees. Management believes this growth in the retiree population represents an opportunity for the Insurance Group's Income Manager products. In addition, management believes the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options) will continue. Management believes the asset accumulation needs of customers in these target markets for estate planning, the planning for and management of retirement and education funds and other forms of long-term savings, as well as their traditional insurance protection needs, can be satisfied by the range of insurance and annuity products and planning services offered by the Insurance Group.

In 1996, the Insurance Group collected premiums and deposits from policy or contractholders in all 50 states, the District of Columbia and Puerto Rico. For the Insurance Group, the states of New York (14.5%), New Jersey (7.7%), Pennsylvania (7.0%), California (6.9%), Michigan (6.3%), and Illinois (6.0%) contributed the greatest amounts of premiums (accounted for on a statutory basis), and no other state represented more than 5% of the Insurance Group's statutory premiums. The Insurance Group also collected premiums in Canada and certain other foreign countries, but premiums from all foreign countries represented less than 1% of the Insurance Group's 1996 aggregate statutory premiums.

Distribution. Products are distributed primarily through a career agency force of over 7,200 professionals organized into approximately 80 agencies across the United States which are owned and managed by the Insurance Group and which provide agents with training, marketing and sales support. After an initial training period, agents are compensated by commissions based on product sales

                                      1-3
levels and key profitability factors, including persistency. The Insurance Group sponsors pension and other benefit plans and sales incentive programs for its agents to focus their sales efforts on the Insurance Group's products. Most of the Insurance Group's career agents are not prohibited from selling traditional insurance products offered by other companies. The Equitable's Law Department maintains a Compliance Group staffed with compliance professionals who, working together with attorneys in the Law Department, review and approve advertising and sales literature prior to use by the Insurance Group's agency force and monitor customer complaints.

As of December 31, 1996, approximately 85% of the Insurance Group's agents were licensed to sell variable insurance and annuity products as well as certain investment products, including mutual funds. The Insurance Group leads the insurance industry in the number of agents and employees who hold both the Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC) designations, which are awarded by the American College, a professional organization for insurance and financial planning professionals. Management believes the professionalism of its agency force provides it with a competitive advantage in the marketing of the Insurance Group's sophisticated insurance products, including variable insurance and annuities.

In a continuing effort to enhance the quality of the Insurance Group's agency force, during 1996 management continued to focus its recruiting efforts on attracting professionals from related fields such as accounting, banking and law. Management believes the knowledge and experience of these individuals enables them to add significant value to client service and that recruiting more experienced individuals has had a positive impact on the retention rate of first year agents.

The Insurance Group, in 1995, began repositioning its career agency force for the planning opportunities created by changing demographics. Management implemented its new needs-based selling strategy with the introduction of its Financial Fitness Profile in all agencies. Financial Fitness Profile is designed to make the client's long-term financial needs the key ingredient of the sales process and is used by the Insurance Group to identify a client's risk exposure and financial goals in order to develop a comprehensive financial strategy addressing the client's unique situation. Management believes its Financial Fitness Profile adds significant value to client service and provides an excellent foundation for building long-term relationships with the Insurance Group's customers. In 1996, the Insurance Group, through its broker-dealer, EQ Financial, also introduced a formal investment advisor program for qualified associates to offer fee-based plans, products and seminars.

Equitable Life has begun to centralize its life insurance processing and servicing functions in a new National Operations Center in Charlotte, North
Carolina. This will result in the closing of the operations facilities in Des Moines, Iowa and Fresno, California, and should enhance service to policyholders, streamline operations and provide cost savings.

During 1996 management made a strategic decision to create its own wholesale distribution company to offer the Income Manager series of products to securities firms, financial planners and banks. During the last nine months of 1996, Equitable Distributors, Inc. ("EDI") hired staff and by year end employed 26 field and 36 home office personnel. A specially designed product series was developed for EDI during 1996, and EDI began marketing the new series in November through a major securities firm and several regional and financial planning firms. EDI ended the year with executed sales agreements with 70 broker-dealers. Agreements were also reached with two major banks. During 1996, the agency force increasingly began to incorporate the Income Manager series of products into their sales process. Nearly 1,700 agents sold an Income Manager product during 1996.

During 1995, management also undertook a number of initiatives to increase the efficiency and lower the costs of the Insurance Group's distribution system. These initiatives included the consolidation of new business processing, the implementation of a new underwriting system, and the introduction of The Equitable Workstation which gives each agent on-line access to information about clients, policy transactions and home office announcements.

Insurance Underwriting. The risk selection process is carried out in the Insurance Group by underwriters who evaluate policy applications on the basis of information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. Underwriting rules and procedures established by the Insurance Group's underwriting area are designed to produce mortality results consistent with assumptions used in product pricing while providing for competitive risk selection.

                                      1-4

The Insurance Group limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. All in-force business above those amounts has been reinsured. Automatic reinsurance arrangements have been negotiated that permit single-life policies to be written up to $35 million, and second-to-die policies to be written up to $25 million. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also assumes mortality risk as a reinsurer. Mortality risk on any single life (through reinsurance assumed and directly written coverage) is limited to $5.0 million. For additional information on the Insurance Group's reinsurance agreements, see Note 12 of Notes to Consolidated Financial Statements.

Insurance Liabilities. The Insurance Group has established liabilities for policyholders' account balances and future policy benefits to meet obligations on various policies and contracts. Policyholders' account balances for universal life and variable life and other investment-type policies are equal to cumulative account balances, which are the sum of net premiums or considerations plus credited interest or net investment results, less expense, mortality and risk charges and withdrawals. For participating traditional life policies, future policy benefits are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract. Future policy benefits for non-participating traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

During the fourth quarter of 1996, management took reserve strengthening and other actions which significantly affected the net performance of The Equitable for the fourth quarter and full year 1996. For additional information on these actions, see Note 2 of Notes to Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Insurance Operations - Disability Income", "- Group Pension Products" and "- Discontinued Operations".

The insurance liabilities reflected in the consolidated balance sheets included herein are prepared in accordance with GAAP and differ from the reserves prescribed by statutory accounting practices and carried on the Insurance Group's statutory financial statements. The variances arise from differences in the reserve calculation methods and from the use of different mortality, morbidity, interest rate and persistency assumptions. See Note 20 of Notes to Consolidated Financial Statements.

Investment Services

General. The Investment Services segment, which in 1996 accounted for approximately $4.54 billion or 54.7% of consolidated revenues, provides investment management, investment banking, securities transaction and brokerage services to both corporate and institutional clients, including the Insurance Group, and to high net worth individuals. In recent years, rapid growth in sales of mutual funds to individuals and retail clients has augmented the traditional focus on institutional markets. This segment also includes the institutional Separate Accounts, which provide various investment options for group clients through pooled or single group accounts. For additional information on the Investment Subsidiaries, including their respective results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services" and "Regulation".

The Equitable continues to pursue its strategy of increasing third party assets under management. The Investment Subsidiaries have steadily added to third party assets under management, while continuing to provide investment management services to the Insurance Group. Of the $239.8 billion of assets under management at December 31, 1996, $184.8 billion (or 77.1%) were managed by the Investment Subsidiaries for third parties, including domestic and overseas investors, mutual funds, pension funds, endowment funds and, through the Insurance Group's Separate Accounts, insurance and annuity customers of the Insurance Group. Approximately $140.7 million (3.1%) of the revenues of the Investment Services segment for the year ended December 31, 1996 consisted of fees earned by the Investment Subsidiaries for investment management and other


                                      1-5
services provided to the Insurance Group and to unconsolidated real estate joint ventures. For additional information on fees and assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services - Fees From Assets Under Management".

Alliance

General - Alliance, one of the nation's largest investment advisors, provides diversified investment management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors principally through a broad line of mutual funds. As of December 31, 1996, Alliance had approximately $182.8 billion in assets under management (including $159.6 billion for third party clients). Alliance's assets under management at December 31, 1996 consisted of approximately $119.5 billion from separately managed accounts for institutional investors and high net worth individuals and approximately $63.3 billion from mutual fund accounts. Alliance's greatest growth in recent years has been in products for individual investors, primarily mutual funds, which generate relatively high management and servicing fees as compared to fees charged to separately managed accounts. As of December 31, 1996, The Equitable owned a 1% general partnership interest in Alliance and approximately 57.3% of the units representing assignments of beneficial ownership of limited partnership interests in Alliance ("Alliance Units").

On February 29, 1996, Alliance acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited (collectively, "Cursitor") for Units, cash and notes equaling approximately $159.0 million, and substantial additional consideration which will be determined at a later date. Cursitor specializes in providing global asset allocation services to U.S. and non-U.S. institutional investors. Significant account terminations have occurred and assets under management in Cursitor portfolios as of February 28, 1997 were less than $7 billion.

In August 1996, Alliance, Equitable Life and two principals of Albion Asset Advisors LLC formed Albion Alliance LLC to manage private investments on behalf of institutional and large private investors. The new joint venture will have a global focus and will expand Alliance's existing corporate finance and private investing business, particularly in emerging markets. For additional information on these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services".

Alliance's business can be divided into two broad categories: Separately Managed Accounts and Mutual Funds Management. Alliance's separately managed account business consists primarily of the active management of equity and fixed income accounts for institutional investors and high net worth individuals. Alliance's mutual fund management services, which developed as a diversification of its separately managed account business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

Separately Managed Accounts - At December 31, 1996, separately managed accounts (other than investment companies and deposit accounts) represented approximately 65.4% of Alliance's total assets under management while the fees earned from the management of those accounts represented approximately 35.6% of Alliance's revenues for the year ended December 31, 1996. Alliance's separately managed account business consists primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts. Alliance also provides active management for international (non U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation and management for private investments, venture capital portfolios, and hedge fund portfolios. In addition, Alliance provides "passive" management services for equity, fixed income and international accounts.

                                      1-6

As of December 31, 1996, Alliance acted as investment manager for approximately 1,550 separately managed accounts (other than investment companies) which include corporate employee benefit plans, public employee retirement systems, endowment funds, foundations, foreign governments and financial and other institutions and the General and Separate Accounts of Equitable Life and its insurance company subsidiaries. The General and Separate Accounts of the
Insurance Group are Alliance's largest institutional clients. Alliance's separately managed accounts are managed pursuant to written investment management agreements between the clients and Alliance, which are usually terminable at any time or upon relatively short notice by either party.

Mutual Funds Management - Alliance also (i) manages The Hudson River Trust which is the funding vehicle for the individual variable life insurance and annuity products offered by the Insurance Group; (ii) manages and sponsors a broad range of open and closed-end mutual funds other than The Hudson River Trust ("Alliance Mutual Funds"); and (iii) provides cash management services (money market funds and Federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies, and other financial intermediaries. The assets comprising all Alliance Mutual Funds, The Hudson River Trust and deposit accounts on December 31, 1996, amounted to approximately $63.3 billion.

Other - Alliance generally is not subject to Federal, state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of Alliance are subject to Federal, State and local income taxes. Its subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdictions where they are located. Under the Revenue Act of 1987, the exemption from Federal income taxes for publicly traded limited partnerships, including Alliance, will expire on December 31, 1997. As a consequence, if Alliance retains its current structure, it will be taxed as a corporation as of January 1, 1998. In response to this pending loss of Alliance's partnership tax status, the management of Equitable Life and the management of Alliance are presently reviewing alternatives which may result in Equitable Life's Alliance Units ceasing to be publicly traded. The management of Alliance expects to announce its plans during the second quarter of 1997. For a discussion of the possible effects of these matters on the valuation of Equitable Life's Alliance Units for statutory purposes and on statutory capital, see "Management's
Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Insurance Group - Sources of Insurance Group Liquidity".

For additional information on Alliance, see Alliance's Annual Report on Form 10-K for the year ended December 31, 1996.

Donaldson, Lufkin & Jenrette, Inc.

DLJ is a leading integrated investment and merchant bank that serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading; merchant banking; financial advisory services; investment research; correspondent brokerage services; and asset management. On October 30, 1995, DLJ completed an initial public offering ("IPO") of 10.58 million shares of its common stock and the sale of $500.0 million aggregate principal amount of its senior notes due November 1, 2005. See Note 5 of Notes to Consolidated Financial Statements for additional information. At December 31, 1996, following a sale on that date by the Holding Company to AXA of 85,000 shares of DLJ's stock, The Equitable owned approximately 79.9% of DLJ's issued and outstanding common stock. Assuming full vesting of the forfeitable restricted stock units and the exercise of stock options granted to certain employees in connection with DLJ's IPO (but excluding any shares issued under employee stock options which may be granted after the IPO), The Equitable would own approximately 63% of DLJ's common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment
- Investment Services".

DLJ conducts its business through three principal operating groups, each of which is an important contributor to revenues and earnings: the Banking Group, which includes DLJ's Investment Banking, Merchant Banking and Emerging Markets groups; the Capital Markets Group, consisting of DLJ's Fixed Income, Institutional Equities and Equity Derivatives Divisions, Autranet, a distributor of investment research products, and Sprout, its venture capital affiliate, and the Financial Services Group, comprised of the Pershing Division, the Investment Services Group and the Asset Management Group.

                                      1-7

DLJ's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad. Through its Investment Banking group, DLJ manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Its Merchant Banking group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, DLJ and its employees. The Emerging Markets Group specializes in client advisory services for mergers, acquisitions and financial restructurings, as well as merchant banking and the underwriting, placement and trading of equity, debt and derivative securities in Latin America, Eastern Europe, Asia and South Africa.

The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed income securities, private equity investments and venture capital. Its Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of taxable fixed income products including high yield corporate, investment grade corporate, U.S. government and mortgage-backed securities. The Institutional Equities Division provides institutional clients with research, trading and sales services in U.S. listed and over the counter equity securities. In addition, DLJ's Equity Derivatives Division provides a broad range of equity and index options products, while Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry. Autranet Inc., a registered broker-dealer and member firm of the New York Stock Exchange ("NYSE"), is active in the distribution of investment research products purchased from approximately 430 sources known as "independent originators." Independent originators are research specialists, not primarily employed by securities firms, and range in size and scope from large economic consulting firms to individual freelance analysts. Autranet generates its revenues from a client base of over 400 domestic and international institutions.

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries which represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for over 550 U.S. brokerage firms which collectively maintain over 1.4 million client accounts. DLJ's Investment Services Group provides high net worth individuals and medium and smaller sized institutions with access to DLJ's equity and fixed income research, trading services and underwriting. Through its Asset Management Group, DLJ provides cash management, investment advisory and trust services primarily to high net worth individual and institutional investors.

The securities industry generally experienced favorable market conditions in 1996, as strong rallies in the stock and bond markets and strong trading volumes on all major exchanges helped fuel merger and acquisition activity as well as underwriting activity. DLJ's principal business activities are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions, and the size and timing of transactions.

In January 1997, DLJ reached an agreement to acquire (the "Acquisition") a London-based financial advisory firm, Phoenix Group Limited ("Phoenix"). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in unquoted securities. It also makes acquisitions as principal. As a portion of the total consideration paid in connection with the Acquisition, DLJ issued on March 26, 1997, $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "DLJ Convertible Debentures") to the current shareholders of Phoenix, pursuant to Regulation S under the Securities Act of 1933, as amended. The DLJ Convertible Debentures are convertible into common stock of DLJ beginning 40 days after issuance at a conversion price of $42.00 per share. The Acquisition does not have a material effect on DLJ's results of operations.

For additional information on DLJ, see DLJ's Annual Report on Form 10-K for the year ended December 31, 1996.

                                      1-8

Equitable Real Estate

General - As of December 31, 1996, Equitable Real Estate had $24.8 billion of assets under management (including $14.7 billion for third party clients). Equitable Real Estate is ranked as the largest United States manager of tax-exempt assets invested in real estate and provides real estate investment management services, property management services (through its two COMPASS subsidiaries), mortgage servicing and loan asset management, mortgage loan origination (through its affiliate Column Financial, Inc.) and agricultural investment management (through its affiliate Equitable Agri-Business, Inc.). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services".

Equitable Real Estate has capabilities in a variety of major real estate disciplines including acquisitions and financings, portfolio management, asset management, appraisals, asset disposition and workouts and capital markets. Equitable Real Estate offers a broad range of products and services to its third-party client base, which includes more than 300 corporate, public and multi-employer pension funds, insurance companies, foreign investors and individual accounts.

In March 1997, Equitable Real Estate purchased a 50% interest in AMB Rosen Real Estate Securities, LLC, an investment firm specializing in the management of investment portfolios of real estate investment trust stocks. The company was renamed ERE Rosen, LLC and has approximately $126 million in assets under management for clients that include pension funds, endowments and foundations.

As of December 31, 1996, Equitable Real Estate managed equity and joint venture interests in approximately 3,664 investments covering over 297 million square feet of real estate, and managed mortgage loans with a carrying value of approximately $7.7 billion. The equity real estate and mortgage portfolios managed by Equitable Real Estate include investments in a range of commercial, agricultural and industrial properties including regional and neighborhood shopping centers, downtown and suburban office buildings, apartments, warehouse and distribution facilities and hotels. As of December 31, 1996, Equitable Real Estate managed one of the largest portfolios of regional shopping malls in the United States and managed substantial holdings in major center city office properties.

The Equitable is exploring strategic alternatives regarding Equitable Real Estate. Such alternatives may include a possible sale of all or a portion of Equitable Real Estate.

Institutional Account Management - As of December 31, 1996, Equitable Real Estate managed $12.1 billion in real estate assets on behalf of approximately 253 pension funds. Equitable Real Estate's largest real estate investment account is Prime Property Fund which had net assets of $3.0 billion as of December 31, 1996, making it the largest open-end real estate investment fund for pension funds in the United States.

In addition, Equitable Real Estate offers a series of special focus, closed-end pooled funds, certain single and multi-property pooled funds, single client accounts tailored to achieve a specific set of investment goals and certain other accounts tailored to meet the objectives of large public pension fund clients.

Mortgage Operations - At December 31, 1996, Equitable Real Estate managed a mortgage portfolio on behalf of the Insurance Group with an outstanding balance of approximately $6.3 billion. Services provided by Equitable Real Estate to the Insurance Group and other clients include mortgage and asset management services including due diligence, portfolio valuation, loan custody, maintenance, reporting and cash management, loan restructuring, foreclosures, equity real estate management and disposition.

Property Management Operations - At December 31, 1996, COMPASS Management and Leasing and COMPASS Retail managed over 187.3 million square feet of commercial office and retail space for The Equitable and third party clients. Services provided by these two subsidiaries of Equitable Real Estate include property and facilities management of commercial properties and management and development of regional shopping centers.

                                      1-9

Other Operations - At December 31, 1996, Equitable Real Estate's International Group managed approximately $1.3 billion in U.S. real estate investments for 35 Pacific Rim and European investors. Equitable Real Estate's international products include direct equity real estate investments and pooled equity real estate funds. In addition, Equitable Agri-Business offers agricultural investment management advisory services to the Insurance Group and third party clients. Equitable Real Estate also has various joint venture relationships, including Column Financial, Inc., a venture with DLJ, which originates, packages and securitizes mortgage loans, and Equitable Real Estate Hyperion Capital Advisors, LLP., a venture with Hyperion Capital Management, Inc., which provides advice with respect to investments in commercial mortgage-backed securities.

Institutional Separate Accounts

The Investment Services segment includes the Insurance Group's Separate Accounts for group clients. Pooled Separate Accounts offer pension fund clients diversification and economies of scale in asset management. Investment options range across the risk spectrum from short-term fixed income portfolios, to equity oriented growth and small capitalization portfolios, to real estate funds. At December 31, 1996, assets held in the institutional Separate Accounts totaled $11.99 billion. Alliance and Equitable Real Estate derive fee income from management of assets invested in these institutional Separate Accounts.

Discontinued Operations

In September 1991, The Equitable discontinued the operations of the Wind-Up Annuity and GIC lines of business, reflecting management's strategic decision to focus its attention and capital on its core individual insurance and investment services businesses. For additional information on recent strengthening of loss provisions, see Note 7 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

The GIC line of business includes several types of GIC products pursuant to which Equitable Life is contractually obligated to credit an interest rate which was set at the date of issue. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. Wind-Up Annuity products, the terms of which are fixed at issue, were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 1996, $1.34 billion of GIC Segment liabilities to contractholders were outstanding, of which $290.7 million were related to GIC products and the balance to Wind-Up Annuities.

Closed Block

In connection with the demutualization, Equitable Life established the Closed Block, consisting of certain classes of individual participating policies in respect of which Equitable Life had a dividend scale payable in 1991 and which were in force on July 22, 1992. Since the Closed Block was funded to provide for payment of guaranteed benefits under such policies and, in addition, for continuation of dividends paid under 1991 dividend scales, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block experiences very substantial adverse deviations in investment, mortality, persistency or other experience factors. If the assets allocated to the Closed Block, the cash flows therefrom and the revenues from the Closed Block prove to be insufficient to pay the benefits guaranteed under the policies included in the Closed Block, Equitable Life will be required to make such payments from its general funds. In addition, if the investment, mortality, persistency or other experience of the Closed Block was substantially worse than that of Equitable Life's principal competitors, management might, for competitive reasons, use Equitable Life's general funds to maintain competitive dividend levels. For more information on the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements.

                                      1-10

General Account Investment Portfolio

General. The Insurance Group's General Account consists of a diversified portfolio of investments. The General Account liabilities can be divided into two primary types, participating and non-participating. For participating products, the investment results of the underlying assets determine, to a large extent, the return to the policyholder, and the Insurance Group's profits are earned from investment management, mortality and other charges. For non-participating or interest-sensitive products, the Insurance Group's profits are earned from a positive spread between the investment return and the crediting or reserve interest rate.

Although all the assets of the General Account of each insurer in the Insurance Group support all of that insurer's liabilities, the Insurance Group has developed an asset/liability management approach with separate investment segments within each insurer for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage each product's return and liquidity requirements. Specific investments frequently meet the requirements of, and are acquired by, more than one investment segment, with each such investment segment holding a pro rata interest in such investments and the investment return therefrom.

The Closed Block assets are a part of continuing operations and have been combined on a line-by-line basis with assets outside of the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis. The General Account Investment Assets and the Holding Company Group investment portfolio are discussed below. For further information on these portfolios and on GIC Segment Investment Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio" and "- Discontinued Operations". Most individual investments in the portfolios of the GIC Segment are also included in General Account Investment Assets (which include the Closed Block).

The following table summarizes General Account Investment Assets by asset category for the periods shown.

                        General Account Investment Assets
                               Net Amortized Cost
                              (Dollars In Millions)

                                             At December 31, 1996        At December 31, 1995
                                         --------------------------   -------------------------
                                            Amount     % of Total       Amount       % of Total
                                         ------------  ------------   ------------   ----------
Fixed maturities(1)....................   $ 21,711.6         62.6%     $ 19,149.9         56.7%
Mortgages..............................      4,513.7         13.0         5,007.1         14.8
Equity real estate.....................      3,518.6         10.1         4,130.3         12.2
Other equity investments...............        692.4          2.0           764.1          2.3
Policy loans...........................      3,962.0         11.4         3,773.6         11.2
Cash and short-term investments(2).....        277.7          0.9           952.1          2.8
                                         ------------  ------------   ------------   ----------
Total..................................   $ 34,676.0        100.0%     $ 33,777.1        100.0%
                                         ============  ============   ============   ==========

(1) Excludes unrealized gains of $432.9 million and $857.9 million on fixed maturities classified as available for sale at December 31, 1996 and 1995, respectively.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

                                      1-11

The present composition of the General Account reflects decisions made in 1990 to increase the credit quality of the investment portfolio to support the Insurance Group's objectives of strengthening the balance sheet and improving profitability. The Insurance Group has substantially reduced its exposure to commercial mortgages since December 31, 1990 when they comprised $7.52 billion or 22.4% of the net amortized cost of General Account Investment Assets to $2.84 billion or 8.2% at December 31, 1996 due to repayments and foreclosures. The equity real estate portfolio has decreased modestly from $3.87 billion or 11.6% of net amortized cost at the end of 1990 to $3.52 billion or 10.1% at December 31, 1996, as portfolio sales have been offset by foreclosures and capital additions to safeguard the values in existing investments. Other equity investments have declined from $1.30 billion or 3.9% at December 31, 1990 to $692.4 million or 2.0% at December 31, 1996. In addition, management has reduced the General Account's exposure to below investment grade bonds from a net amortized cost of $3.33 billion or 9.9% of General Account Investment Assets at December 31, 1990 to $2.72 billion or 7.8% at December 31, 1996.

Investment Surveillance. As part of the Insurance Group's investment management process, management, with the assistance of its asset managers, constantly monitors General Account investment performance. Fixed maturity investments are reviewed upon receipt of the obligor's financial statements, generally quarterly, for financial performance and compliance with financial covenants. In situations where the trends in financial performance are negative or where financial covenants are breached, a detailed analysis is performed. To the extent such analysis raises concern about the quality or future performance of the obligor, management then monitors the obligor on an ongoing basis. Similarly, commercial and agricultural mortgage loans are carefully reviewed monthly for the presence of certain objective and subjective characteristics that cause management to perform additional monitoring. This process culminates with a quarterly review of certain assets by the Insurance Group's Surveillance Committee which decides whether values of any investments are other than temporarily impaired, whether specific investments should be classified as problems, potential problems or restructureds, and whether specific investments should be put on an interest non-accrual basis. With the adoption of SFAS 121, the valuation methodology for equity real estate is based upon management's classification of each asset as either held for the production of income or available for sale. For information on the valuation of assets held in the General Account, including information on writedowns and valuation allowances for specific classes of assets and the impact of the implementation of new accounting standards, see Notes 2, 3 and 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations Continuing Operations Investment Portfolio - General Account Investment Portfolio".

Description of General Account Investment Assets. For portfolio management purposes, General Account Investment Assets are divided into four asset categories: fixed maturities, mortgages, equity real estate and other equity investments.

Fixed Maturities. As of December 31, 1996, the fixed maturities category was the largest asset class of General Account Investment Assets with $21.71 billion in net amortized cost or 62.6% of total General Account Investment Assets. The fixed maturities category consists of both investment grade and below investment grade public and private debt securities, as well as small amounts of redeemable preferred stock. As of December 31, 1996, publicly traded debt securities represented 72.4% of the amortized cost of the asset category, and privately placed debt securities and redeemable preferred stock represented 26.9% and 0.7%, respectively. As of December 31, 1996, 87.5% ($18.99 billion) of the amortized cost of fixed maturities were rated investment grade (National Association of Insurance Commissioners ("NAIC") bond rating 1 or 2). For a discussion of the credit quality of fixed maturities, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Fixed Maturities".

                                      1-12

The following table summarizes fixed maturities by remaining average life as of December 31, 1996.

              Fixed Maturity Investments By Remaining Average Life
                              (Dollars In Millions)

                                                               Amortized Cost
                                                ---------------------------------------------
                                                   Public        Private         % of Total
                                                   Fixed          Fixed            Fixed
                                                 Maturities      Maturities      Maturities
                                                -------------  ------------     ------------
Remaining Average Life:(1)
Less than one year............................   $     318.5    $    347.7          3.1%
One or more and less than three years.........         650.8         637.0          5.9
Three or more and less than five years........       1,547.5       1,307.0         13.1
Five or more and less than seven years........       1,925.2       1,218.1         14.5
Seven or more and less than ten years.........       3,353.7       1,485.2         22.3
Ten or more and less than fifteen years.......       1,268.5         466.3          8.0
Fifteen or more and less than twenty years....         553.2          99.8          3.0
More than twenty years........................       1,492.2         147.4          7.6
                                                -------------  ------------     -----------
      Subtotal................................      11,109.6       5,708.5         77.5
Collateralized mortgage obligations(2)........       2,416.4         132.6         11.7
Mortgage pass-through securities(2)...........       2,202.9           0.0         10.1
Redeemable preferred stock and other..........         116.7          24.9          0.7
                                                -------------  ------------     -----------
Total.........................................   $  15,845.6    $  5,866.0        100.0%
                                                =============  ============     ============

(1) Assumes debt securities are not called for redemption prior to stated maturity. Declines in prevailing interest rates may result in higher levels of redemptions prior to maturity of fixed maturities that do not have adequate call protection. At December 31, 1996, approximately 60.4% (measured by amortized cost) of fixed maturities (excluding collateralized mortgage obligations ("CMOs"), asset-backed securities, mortgage pass-through securities and preferred stock and other) were non-callable. An additional approximately 24.0% had call protection due to substantial prepayment ("make-whole") premiums. Approximately 2.8% were callable bonds with coupon rates of 7.50% or below.

(2) The average life of CMOs and mortgage pass-through securities is not calculated due to the variability of timing of principal repayments. Approximately 76.9% of the CMOs have underlying collateral which bears interest at rates of 7.50% or less and 80.4% of the mortgage pass-through securities bear interest at rates of 7.50% or less.

Investment grade fixed maturities (which include redeemable preferred stocks) include the securities of 977 different issuers, with no individual issuer representing more than 0.8% of investment grade fixed maturities as a whole. The investment grade fixed maturities are also diversified by industry, with investments in manufacturing (18.1%), banking (10.5%), finance (9.1%), utilities (7.2%), and transportation (5.6%) representing the five largest allocations of investment grade fixed maturities at December 31, 1996. No other industry represented more than 5.0% of the investment grade fixed maturities portfolio at that date.

Below investment grade fixed maturities (NAIC bond rating 3 through 6 and redeemable preferred stocks) include the securities of over 247 different issuers with no individual issuer representing more than 0.7% of below investment grade fixed maturities as a whole. At December 31, 1996, the five largest industries represented in these below investment grade fixed maturities were manufacturing (38.7%), finance (12.4%), agricultural/mining/construction (7.9%), banking (6.6%) and wholesale and retail (6.5%). No other industry represented 6.1% or more of this portfolio. The General Account also has interests in below investment grade fixed maturities through equity interests in a number of high yield funds. See "Other Equity Investments".

                                      1-13

For information regarding problem, potential problem and restructured investments in the fixed maturities category, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Fixed Maturities".

Mortgages. As of December 31, 1996, measured by amortized cost, commercial mortgages totaled $2.90 billion (63.4% of the amortized cost of the category), agricultural loans were $1.67 billion (36.5%) and residential loans were $4.0 million (0.1%). As of December 31, 1996, over 97.2% of all commercial mortgage loans, measured by amortized cost, bore a fixed interest rate.

Commercial Mortgages - Commercial mortgages, substantially all of which are made on a non-recourse basis, consist primarily of fixed rate first mortgages on completed properties. As of December 31, 1996, first mortgages (which include all mortgages where no other lender holds a senior position to The Equitable) represented $2.89 billion (99.6%) of the amortized cost of the commercial mortgage portfolio and there were no construction loans in the category. These loans are diversified by property type. As of December 31, 1996, there were 403 individual commercial mortgage loans collateralized by office buildings, retail properties, industrial properties, apartment buildings, hotels and land. By dollar amount of amortized cost, loans collateralized by downtown office buildings comprised 70.6% of the loans on office properties and regional malls comprised 73.4% of the loans collateralized by retail properties as of such date.

The following tables set forth the distribution, by property type and by state, of the commercial mortgages as of December 31, 1996.

               Commercial Mortgages By Property Type and By State
                                  (In Millions)

                                  Amortized                                              Amortized
                                     Cost                                                   Cost
                               ---------------                                        ---------------
Property Type:                                   State:
Office........................  $   1,366.9      New York............................  $    401.6
Retail........................        764.1      Pennsylvania........................       255.2
Hotel.........................        368.6      Texas...............................       237.1
Industrial....................        263.8      California..........................       223.3
Apartment.....................        121.1      Connecticut.........................       216.7
Land and other................         16.7      Ohio................................       196.5
                               ---------------
Total.........................      2,901.2      Maryland............................       179.1
Less valuation allowances.....         64.2      Virginia............................       148.1
                               ---------------
Carrying Value................  $   2,837.0      Other (no state larger than 5%).....     1,043.6
                               ===============                                        ---------------
                                                 Total...............................     2,901.2
                                                 Less valuation allowances...........        64.2
                                                                                      ---------------
                                                 Carrying Value......................  $  2,837.0
                                                                                      ===============

Substantially all the mortgage loans in the General Account were originated by The Equitable and not purchased from third parties. The Equitable's investment policy with regard to the origination of new General Account mortgage loans involves a review of the economics of the property being financed, the loan to value ratio, adherence to guidelines that provide for diversification of The Equitable's mortgage portfolio by property type and location and a review of prevailing industry lending practices. In recent years, The Equitable substantially reduced its volume of new mortgage loan originations. Management believes the current aggregate loan-to-value ratio of commercial mortgage loans in the problem, potential problem or the restructured categories is higher than the current aggregate loan-to-value ratio of performing loans not in those categories.


                                      1-14

The commercial mortgage portfolio includes both amortizing and balloon loans. Management defines balloon loans to be mortgages for which the final principal payment is more than half of the original loan amount. As of December 31, 1996, 22.5% of the portfolio was comprised of loans that provided for majority or complete amortization prior to final maturity. For information on maturity and principal repayment schedule for the commercial mortgage portfolio as of December 31, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio
- General Account Investment Portfolio - Investment Results of General Account Investment Assets".

For information regarding problem, potential problem and restructured commercial mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Mortgages".

Agricultural Mortgages - The agricultural mortgage loans add diversity to the mortgage loan portfolio. As of December 31, 1996, there were approximately 4,373 outstanding agricultural mortgages with an aggregate amortized cost of $1.67 billion. The agricultural loans are distributed across U.S. agricultural regions and are diversified by property type. As of December 31, 1996, 26.7%, 26.3%, 18.9%, 13.8%, 6.9% and 7.4% of these assets were collateralized by land used for grain crops, fruit/vine/timber, general farm purposes, ranch and livestock, agri-business and food and timber production, respectively. By state, 30.3%, 7.9%, 6.0%, 4.8% and 4.1% of the properties collateralizing these loans were located in California, Minnesota, Texas, Florida and Arkansas, respectively. Of the remaining properties collateralizing agricultural loans no more than 4% are located in any single state.

Equity Real Estate. The equity real estate category consists of office, retail, hotel, industrial and other properties. Office properties constitute the largest component of the category and primarily are significant downtown buildings in major cities. The retail properties are largely regional malls. As of December 31, 1996, 16.8% of the total amortized cost of equity real estate included in General Account Investment Assets represented commercial properties acquired as investment real estate after December 31, 1986. The remainder of the equity real estate portfolio was acquired prior to 1987 or represents properties acquired through foreclosure. While The Equitable historically has been an active investor in equity real estate, it currently has a policy of not investing substantial new funds in equity real estate, except to safeguard values in existing investments or to honor outstanding commitments. The Equitable intends to continue to seek to sell individual equity real estate properties on an opportunistic basis. If a significant amount of equity real estate not currently held for sale is sold, material investment losses would likely be incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Equity Real Estate" and "- Discontinued Operations".

                                      1-15

The following tables reflect the distribution by property type and state of the equity real estate assets as of December 31, 1996.

                Equity Real Estate By Property Type and By State
                                  (In Millions)

                                Amortized                                              Amortized
                                   Cost                                                   Cost
                              --------------                                        ---------------
Property Type:                                 State:
Office.......................  $  2,476.9      Massachusetts.......................  $    755.7
Retail.......................       389.9      California..........................       540.5
Industrial...................       221.5      New York............................       440.6
Mixed Use....................       140.5      Georgia.............................       334.8
Agricultural.................        91.1      Illinois............................       276.0
Hotel/Motel..................        24.3      Pennsylvania........................       201.6
Apartment....................         0.3      Other (no state larger than 5%).....     1,059.8
                                                                                    ---------------
Other........................       264.5      Total...............................     3,609.0
                              --------------
Total........................     3,609.0      Less valuation allowances...........        90.4
                                                                                    ---------------
Less valuation allowances....        90.4      Carrying Value......................  $  3,518.6
                              --------------                                        ===============
Carrying Value...............  $  3,518.6
                              ==============

Other Equity Investments. The other equity investments category consists primarily of limited partnership interests in high yield debt and equity funds managed by outside investment managers (the largest of which at December 31, 1996 was Acadia Partners, L.P., with a net amortized value of $124.3 million), The Deal Flow Fund, L.P. which had an amortized cost of $78.0 million at December 31, 1996 (the "Deal Flow Fund"), common and preferred stock acquired in connection with private leveraged buyout transactions and other below investment grade investments (including common stock). Management expects to explore new equity investments as existing investments mature and distribute their realized gains. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Other Equity Investments".

Holding Company Group Investment Portfolio

At December 31, 1996, the Holding Company Group's investment portfolio's $705.7 million carrying value was made up of fixed maturities ($657.7 million or 93.2%), cash and short-term securities ($40.6 million or 5.8%) and other equity investments ($7.4 million or 1.0%). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Holding Company Group Investment Portfolio".

Employees and Agents

As of December 31, 1996, The Equitable had approximately 14,700 employees. Of these, approximately 4,300 were employed by the Insurance Group and approximately 10,400 were employed by the Investment Subsidiaries. In addition, the Insurance Group's career sales force consists of over 7,200 agents, some of whom, including agency and district managers and newer agents compensated on a combined salary and commission basis, are employees of the Insurance Group. Management believes relations with employees and agents are good.


                                      1-16

Competition

Insurance and Annuities. There is strong competition among insurance companies seeking clients for the types of insurance, annuity and group pension products sold by the Insurance Group. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. In addition, the Insurance Group competes with banks and other financial institutions for sales of annuity and, to a lesser extent, life insurance products and with mutual funds, investment advisers and other financial entities for the investment of savings dollars.

The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength and professionalism of agency force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, investment management performance. Management believes the registration of a large majority of its agency force with the National Association of Securities Dealers, Inc. ("NASD") and the training provided to agents by the Insurance Group provide the Insurance Group with a competitive advantage in effectively penetrating and communicating with its target markets.

Ratings are an important factor in establishing the competitive position of insurance companies. Since Equitable Life's demutualization, the financial strength or claims-paying ratings of Equitable Life and EVLICO have been upgraded by each of Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P"), A.M. Best Company, Inc. and Duff & Phelps Credit Rating Co. As of December 31, 1996, the financial strength or claims-paying rating of Equitable Life and EVLICO was AA- from S&P (4th highest of 18 ratings), Aa3 from Moody's (4th highest of 19 ratings), A from A.M. Best Company, Inc. (3rd highest of 15 ratings), AA from Fitch Investors Service, L.P. (3rd highest of 18 ratings) and AA- from Duff & Phelps Credit Rating Co. (4th highest of 18 ratings). After AXA's acquisition of UAP, four of the rating agencies just named placed Equitable Life on ratings watch. As of March 14, 1997, Moody's, S&P and Duff & Phelps Credit Rating Co. continued the ratings watch status.

During 1997, management intends to continue to explore selective acquisition opportunities in The Equitable's core insurance and asset management businesses.

Investment Fund Management. The investment management industry is highly competitive and new entrants continually are attracted to it, due in part to relatively few barriers to entry. Alliance and Equitable Real Estate are subject to substantial competition in all aspects of their business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Alliance and Equitable Real
Estate compete with these investment managers primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Consultants also play a major role in the selection of managers for pension funds.

Many of the firms competing with these Investment Subsidiaries for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the investment performance and range of mutual funds and cash management services offered, the quality in servicing customer accounts and the capacity to provide financial incentives to intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" plans and the manager's own resources. Equitable Life is subject to New York Insurance Law limitations on the amount it may invest in its Investment Subsidiaries (including Alliance and Equitable Real Estate); however, these limitations do not apply to investments by the Holding Company.

The Insurance Group and the Investment Subsidiaries compete with and are expected to continue to compete with each other by providing investment management services, including sponsoring mutual funds and other investment funds and accounts. For example, Alliance's partnership agreement specifically allows Equitable Life and its subsidiaries (other than Alliance Capital Management Corporation, a wholly owned Equitable Life subsidiary) to compete with Alliance and to seek to develop opportunities that also may be available to Alliance.

                                      1-17

Securities and Investment Banking. DLJ encounters significant competition in all aspects of the securities business and competes worldwide directly with other securities firms, both domestic and foreign, a number of which have greater capital, financial and other resources than DLJ currently has at its disposal. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. The principal competitive factors influencing
DLJ's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. DLJ's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

Regulation

State Supervision. The Insurance Group is licensed to transact its insurance business in, and is subject to extensive regulation and supervision by, all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the New York Superintendent, as was EVLICO prior to its merger into Equitable Life. The extent of state regulation varies, but most jurisdictions have laws and regulations governing standards of solvency, levels of reserves, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. The New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred. The Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals. During 1996 the New York Insurance Department ("NYID") conducted a regular quinquennial examination of Equitable Life for the period from 1991 through 1995. While the report has not yet been filed, management does not expect the results of the examination to be material to the consolidated financial position of The Equitable.

Holding Company Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on transactions such as the transfer of assets, loans or the payment of dividends between an insurer and its affiliates. Under such laws, transfers of assets, loans or dividends to Equitable Life by its insurance subsidiaries, or by Equitable Life to the Holding Company, may be subject to prior notice or approval depending on the size of such transactions or payments. Equitable Life has agreed in an undertaking to the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and
(ii) the Holding Company (and certain affiliates, including AXA). Changes in control (generally presumed at a threshold of 10% or more of outstanding voting securities) are also regulated by these laws.

Guaranty Funds. Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed up to prescribed limits to protect policyholders of companies which become impaired or insolvent. Assessments levied against the Insurance Group during each of the past five years have not been material. While the amount of any future assessments cannot be predicted with certainty, management believes that assessments with respect to pending insurance company impairments and insolvencies will not be material to the financial position of The Equitable.

Statutory Investment Valuation Reserves. Statutory accounting practices require a life insurer to maintain two reserves, an asset valuation reserve ("AVR") and an interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on most of an insurer's invested assets.

AVR requires life insurers to establish statutory reserves for substantially all invested assets other than policy loans and life insurance subsidiaries. AVR generally captures all realized and unrealized gains or losses on invested assets, other than those resulting from changes in interest rates. Each year the amount of an insurer's AVR will fluctuate as additional gains or losses are absorbed by the reserve. To adjust for such changes over time, an annual contribution must be made to AVR equal to 20% of the difference between the maximum AVR (as determined annually according to the type and quality of an insurer's assets) and the actual AVR. In addition, voluntary contributions to the AVR are permitted, to the extent that AVR does not exceed its maximum level.


                                      1-18

As of December 31, 1996, the maximum AVR for the assets of the Insurance Group was $1.8 billion and the actual AVR was $1.3 billion. The $524.7 million difference between the maximum and actual AVR has no statutory or regulatory significance other than its effect on the required future contribution to AVR.

IMR captures the net gains which are realized upon the sale of fixed income investments and which result from changes in the overall level of interest rates. These net realized gains or losses are then amortized into income over the remaining life of each investment sold. IMR applies to all types of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans).

In 1996, the AVR increased statutory surplus by $48.4 million and the IMR decreased statutory surplus by $22.6 million, as compared to decreases of $365.7 million and $80.3 million, respectively, in 1995. The increase in statutory surplus caused by the AVR in 1996 primarily was a result of realized capital losses on real estate and mortgages. The decrease caused by the IMR resulted from realized capital gains due to changes in interest rates.

Changes in statutory surplus resulting from increases or decreases in AVR and IMR impact the funds available for shareholder dividends. See "Shareholder Dividend Restrictions". AVR and IMR are not included in financial statements prepared in conformity with GAAP. Asset valuation allowances reflected in consolidated financial statements included herein are established under GAAP. While the future effect of both AVR and IMR on the Insurance Group's statutory surplus will depend on the actual composition (both as to type and quality) of the Insurance Group's assets and gains/losses, management does not expect these reserves will reduce its statutory surplus to levels that would constrain the growth of the Insurance Group's operations. See "Regulation Insurance - Statutory Surplus and Capital".

Surplus Relief Reinsurance. The Insurance Group uses surplus relief reinsurance, which has no GAAP financial reporting effect other than from the associated expense and risk charge and administrative costs. However, surplus relief reinsurance does have the effect of increasing current statutory surplus while reducing future statutory earnings. As of December 31, 1996, $218.7 million (6.1%) of the Insurance Group's total statutory capital (capital, surplus and AVR) resulted from surplus relief reinsurance. Management reduced surplus relief reinsurance by approximately $60.2 million in 1996 and by $445.3 million since December 31, 1992. Management currently intends to eliminate all surplus relief reinsurance by December 31, 2000. Such reductions will reduce the amount of the Insurance Group's statutory surplus on a dollar-for-dollar basis. The ability of Equitable Life to pay dividends to the Holding Company may be affected by the reduction of statutory earnings caused by reductions in the levels of surplus relief reinsurance.

Management believes the Insurance Group's surplus relief reinsurance agreements are in substantial compliance with all applicable regulations.

NAIC Ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates a number of financial ratios to assist state regulators in monitoring the financial condition of insurance companies. Twelve ratios were calculated based on the 1996 statutory financial statements. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments.

For Equitable Life's 1996 statutory financial statements, three ratios fell outside of the "usual range." These ratios include (i) the ratio of net gain to total income, (ii) the ratio of investments in affiliates to capital and surplus, and (iii) the reserving ratio for individual life insurance products. This result reflects (i) Equitable Life's investment performance in 1996, including realized and unrealized capital gains and losses, (ii) the fact that Equitable Life conducts a substantial portion of its business through subsidiaries, and (iii) the effects of Equitable Life's reinsurance contracts (see "Surplus Relief Reinsurance"). Based on Equitable Life's statutory financial statements for 1995, four of eleven ratios fell outside of the "usual range" established by the NAIC. After review, in 1995 an NAIC examiner team designated Equitable Life as requiring second priority regulatory attention based upon losses from operations, affiliated company transactions, investments in affiliates, investments in mortgage loans and real estate and non-investment grade bonds in each case as reflected in its 1995 statutory financial statements. This designation advised state regulators to accord high priority to Equitable Life in the surveillance process. No regulatory action by the NYID or any other state insurance regulator occurred as a result of this designation.

                                      1-19

Based on EVLICO's statutory financial statements for 1996, two ratios fell outside of the "usual range." These include (i) the ratio of net gain to total income, and (ii) the reserving ratio for individual life insurance products. This result reflects (i) EVLICO's investment performance in 1996, including realized and unrealized capital gains and losses, and (ii) the effects of EVLICO's reinsurance contracts. On the basis of its statutory financial statements for 1995, EVLICO had three of eleven ratios outside the "usual range" and received third priority designation by an NAIC examiner team. This designation advised state regulators to accord high priority to EVLICO in the surveillance process. No regulatory actions by the NYID or any other state insurance regulator occurred as a result of this designation.

Management does not expect any 1996 designations accorded to Equitable Life or EVLICO based on their respective statutory financial statements to have a material adverse effect on the business or operations of Equitable Life or to adversely affect its ratings.

Statutory Surplus and Capital. As a licensed insurer in each of the 50 states of the United States, each member of the Insurance Group is subject to the supervision of the regulators of each such state. Such regulators have the discretionary authority, in connection with the continual licensing of any member of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. The Equitable does not believe the current or anticipated levels of statutory surplus of the Insurance Group present a material risk that any such regulator would limit the amount of new insurance business the Insurance Group may issue.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for life insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, could have a significant adverse impact on the Insurance Group's statutory results and financial position. The codification is unlikely to become effective until 1998 or later. For additional information concerning Equitable Life's statutory capital, including the possible adverse effects of a restructuring of Alliance to address changes in its tax status, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Insurance Group - Risk-Based Capital".

Risk-Based Capital. Since 1993, life insurers, including Equitable Life, have been subject to certain risk-based capital ("RBC") guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes taking into account the risk characteristics of the company's investments and products. The RBC requirements establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The New York Insurance Law gives the insurance commissioner explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose adjusted capital does not meet the minimum acceptable level. Equitable Life was above its target RBC ratio at year end 1996. Recent changes in the RBC formula that will become effective for year end 1997 statutory financial statements and other changes proposed to become effective for year end 1997 are not expected to affect materially Equitable Life's RBC ratio. For additional information concerning Equitable Life's RBC, including the possible adverse effects of a restructuring of Alliance to address changes in its tax status, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Insurance Group - Risk-Based Capital".

Shareholder Dividend Restrictions. Dividends from Equitable Life are not expected to be a source of liquidity for the Holding Company for several years. Since the demutualization, the Holding Company has not received any dividends from Equitable Life. In addition, under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. The applicable statute gives the New York Superintendent broad discretion in determining whether the financial condition of a stock life insurance company supports the payment of dividends to its shareholders. There can be no assurance that the New York Superintendent would not prevent the payment of dividends to the Holding Company for several years. See Note 20 of Notes to Consolidated Financial Statements.

                                      1-20

In December 1995, Equitable Life issued $600.0 million aggregate principal amount of surplus notes (the "Surplus Notes"). See Note 8 of Notes to Consolidated Financial Statements. Under the New York Insurance Law, interest and principal payments on the Surplus Notes may be made only out of "free and divisible surplus . . .with approval of the Superintendent whenever, in his judgment, the financial condition of such insurer warrants." Accordingly, the New York Superintendent has broad discretion in determining whether to allow Equitable Life to make payments on the Surplus Notes. Any interest or principal payments on the Surplus Notes by Equitable Life will reduce amounts, if any, available for future payment of dividends to the Holding Company.

Regulation of Investments. The Insurance Group is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and other equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, require divestiture. As of December 31, 1996, the Insurance Group's investments were in substantial compliance with all such regulations.

Federal Initiatives. Although the Federal government generally does not directly regulate the insurance business, many Federal laws do affect the business in a variety of ways. There are a number of existing or recently proposed Federal laws which may significantly affect the Insurance Group, including employee benefits regulation, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies and the taxation of insurance products. In addition, there has been some interest among certain members of Congress concerning possible Federal roles in the regulation of the insurance industry. These initiatives are generally in a preliminary stage and consequently management cannot assess their potential impact on the Insurance Group at this time.

ERISA Considerations. The Insurance Group and the Investment Subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions or breach their duties to ERISA-covered plans. In a case decided by the United States Supreme Court in December, 1993 (John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank) the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations should be applied with respect to the assets underlying the nonguaranteed components. Although The Equitable has not issued contracts identical to the one involved in Harris Trust, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court. During 1994, Equitable Life added additional guarantees to certain of these contracts.

The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. Prohibited Transaction Exemption 95-60, granted by the DOL on July 7, 1995, exempted from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. In August 1996, Congress passed the Small Business Job Protection Act of 1996 (Public Law 104-188) which added
Section 401(c) to ERISA. Section 401(c) provides that no later than December 31, 1997, the DOL must issue a final regulation providing guidance defining the circumstances in which an insurer will be deemed to have plan assets in its general account, and how Title I of ERISA will apply to general account assets. Compliance with this anticipated regulation is intended by Congress to provide a safe harbor from ERISA liability for general account contracts issued on or before December 31, 1998. Thereafter, newly issued general account contracts must comply with the applicable fiduciary provisions of ERISA. Equitable Life is actively working with industry trade groups in the preparation of the new regulation and is considering the operational changes it must effect to comply with the regulation. Pending further development of these and other matters, The Equitable is unable to determine whether the General Account will be deemed to have plan assets, and if so, the nature and scope of resulting liability, if any.

                                      1-21

Environmental Considerations. As owners and operators of real property, The Equitable and certain Investment Subsidiaries are subject to extensive Federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk there may be potential environmental liabilities and costs in connection with any required remediation of such properties. The
Equitable routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by The Equitable. Based on these environmental assessments and compliance with The Equitable's internal environmental procedures, management believes that any costs associated with compliance with environmental laws and regulations regarding such properties would not be material to the consolidated financial position of The Equitable. Furthermore, although The Equitable and certain of its subsidiaries hold equity positions in companies that could potentially be subject to environmental liabilities, management believes, based on its assessment of the businesses and properties of these companies and the level of involvement of The Equitable and the subsidiaries in the operation and management of such companies, any environmental liabilities with respect to these investments would not be material to the consolidated financial position of The Equitable.

Securities Laws. The Equitable, certain of its insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). Equitable Life, EQ Financial, EDI, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and certain other subsidiaries of The Equitable are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation (as discussed below in "Investment Banking" with reference to DLJSC), and are members of, and subject to regulation by, the NASD and various other self regulatory organizations ("SROs"). As a result of registration under the Exchange Act and SRO memberships, the Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, and clearance and settlement procedures. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

Equitable Life and certain of the Investment Subsidiaries also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by the Investment Subsidiaries, including a variety of mutual funds and other pooled investment vehicles, are registered with the Commission under the Investment Company Act. All aspects of Equitable Life's and the Investment Subsidiaries' investment advisory activities are subject to various Federal and state laws and regulations and to the law in those foreign countries in which they conduct business. Such laws and regulations relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud provisions. The failure to comply with such laws may result in possible sanctions including the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and/or fines.

Investment Banking. DLJ's business is, and the securities industry generally is, subject to extensive regulation in the United States at both the Federal and state level. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. DLJSC is registered as a broker-dealer with the Commission and in all 50 states and the District of Columbia, as a futures commission merchant with the Commodities Futures Trading Commission (the "CFTC"), as an investment advisor in certain states and with the


                                      1-22

Commission and is also designated a primary dealer in U.S. Government securities by the Federal Reserve Bank of New York. It is also a member of, and subject to regulation by, the NASD, the NYSE, the Chicago Board of Trade ("CBOT"), the National Futures Association and various other self-regulatory organizations. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The Commission, other governmental regulatory authorities, including state securities commissions, and SROs may institute administrative or judicial proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

DLJ's business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of DLJ's underwriting, merger and acquisition and merchant banking businesses in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and merchant banking business, which in turn could adversely affect DLJ's underwriting, advisory and trading revenues related thereto.

As a broker-dealer registered with the Commission and a member firm of the NYSE, DLJSC is subject to the capital requirements of the Commission and of the NYSE. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that DLJSC is required to maintain and also limit the amount of leverage that DLJSC is able to obtain in its businesses. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT. A failure by DLJSC to maintain its minimum required capital would require it to cease executing customer transactions until it came back into capital compliance, and could cause it to lose its membership on the NYSE or other exchanges, its right to registration with the Commission or CFTC, or require its liquidation. In addition, the decline in DLJSC's net capital below certain "early warning levels," even though above minimum capital requirements, could have material adverse consequences including the imposition of a prohibition on DLJSC's ability to pay dividends, redeem stock, prepay subordinated indebtedness or, under certain circumstances, make principal payments in respect of subordinated indebtedness. Compliance with the net capital requirements could limit those operations of DLJSC that require the intensive use of capital, such as underwriting, merchant banking and trading activities, and also could restrict the Holding Company's ability to withdraw capital from DLJSC. Rule 15c3-1 under the Exchange Act limits the ability of stockholders of a registered broker-dealer to withdraw excess capital from that broker-dealer, if such withdrawal would impair the broker-dealer's net capital. This rule could limit the payment of dividends and the making of loans and advances to Equitable Life by the Broker-Dealers and by Equitable Life to the Holding Company.

DLJSC is a member of the Securities Investor Protection Corporation, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition, DLJSC has excess coverage insurance purchased from an unaffiliated third party insurer. Margin lending by certain subsidiaries of DLJ is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE.

DLJSC is also subject to the Commission's Temporary Risk Assessment Rules which require, among other things, that a broker-dealer maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

DLJSC is designated a primary dealer in U.S. Government securities. Under the Government Securities Act, which established an integrated system of regulation of government securities brokers and dealers, the Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions.

                                      1-23

In addition to being regulated in the U.S., DLJ's business is subject to regulation by various foreign governments and regulatory bodies. DLJ has broker-dealer subsidiaries that are subject to regulation by the Securities and Futures Authority of the United Kingdom, the Securities and Futures Commission of Hong Kong and the Ontario Securities Commission.

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other U.S. or foreign governmental regulatory authorities and SROs or changes in the interpretations or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of DLJ.

Principal Shareholder

AXA is the largest  shareholder  of the  Holding  Company,  beneficially  owning
(together with certain of its affiliates) at December 31, 1996 (i) $392.2 million stated value of Series E convertible preferred stock of the Holding Company, and (ii) 60.8% of the outstanding shares of Common Stock of the Holding Company (without giving effect to conversion of the Series E convertible preferred stock beneficially owned by AXA). All shares of the Holding Company's Common Stock and preferred stock beneficially owned by AXA have been deposited in the voting trust referred to below. AXA, a French company, is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities principally in Western Europe, North America, and the Asia/Pacific area. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

AXA acquired its interest in the Holding Company in 1992 upon Equitable Life's demutualization. As a result of the demutualization and related transactions, The Equitable is likely to be treated as having undergone an "ownership change" for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986 (the "Code"). These sections generally limit the utilization for Federal income tax purposes of any loss carryforwards and other tax benefits from before the change to offset the Federal income tax liabilities of The Equitable for years following the change. Although no assurance can be given because of the uncertainties involved in applying Sections 382 and 383 to these transactions and in determining the amount of the loss carryforwards and other tax benefits that might be available at the time of the ownership change, management believes it is unlikely these limitations will have a material adverse effect on the consolidated financial position of The Equitable.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to The Equitable.

Preemptive Rights. Under the Standstill Agreement, AXA (or any other AXA affiliate designated by it) has the right to acquire a percentage of each new issuance by the Holding Company of voting securities or convertible securities equal to the percentage of the total voting power held by AXA and its affiliates (the "AXA Parties") immediately prior to the issuance of such voting securities or convertible securities (assuming, in the case of convertible securities, the conversion, exchange or exercise at such time of all convertible securities to be issued in such issuance), except that AXA's preemptive rights do not apply to issuances pursuant to certain employee benefit plans. AXA's preemptive rights will be in effect until the AXA Parties own less than 10% of the total voting power (determined as though all convertible securities owned by any AXA Party had been converted into voting securities immediately prior to the time of determination).

Registration Rights. Under the Standstill Agreement, AXA has the right to require that the Holding Company register under the Securities Act any voting securities of the Holding Company owned from time to time by any of the AXA
Parties, provided that the Holding Company will not be obligated to file a registration statement within nine months after the initial effective date of any registration statement requested to be filed by AXA. AXA also has the right, subject to certain restrictions, to include such voting and other securities in most other registrations of securities of the Holding Company under the Securities Act. The Holding Company has agreed to pay all registration expenses and all out-of-pocket expenses of the AXA Parties incurred in connection with the first five registrations requested by AXA and in connection with any other

                                      1-24
registrations in which any AXA Party participates. The Holding Company has agreed to indemnify the AXA Parties and certain related persons against any losses or liabilities any of them may suffer as a result of any material misstatements or omissions of fact contained in any registration statement, except misstatements or omissions contained in written materials provided to the Holding Company by AXA expressly for use in the registration statement, as to which AXA has agreed to indemnify the Holding Company against losses or liabilities.

The registration rights provisions of the Standstill Agreement will be a continuing obligation of the Holding Company until the AXA Parties are able to transfer, with respect to each class or series of voting securities of the Holding Company, all securities of such class or series then owned directly or indirectly by them in a single transaction pursuant to Rule 144 under the Securities Act.

Limitations on AXA Acquisitions of Voting Securities. Under Article XI of the Holding Company's By-Laws ("Article XI"), the AXA Parties are prohibited from acquiring any voting securities of the Holding Company (including Common Stock) if, immediately after such acquisition, the percentage of the total voting power represented by all such voting securities then owned by the AXA Parties would exceed 90% (the "Threshold Percentage") unless the relevant AXA Party offers to purchase all shares of Common Stock then outstanding (other than shares owned by the other AXA Parties) and a special committee of the Holding Company Board (consisting of directors of the Holding Company other than nominees of AXA or officers of the Holding Company or any of its subsidiaries) is appointed to evaluate such offer. Article XI does not require that an offer be made to all stockholders or that a special committee be appointed if the AXA Parties acquire or propose to acquire less than the Threshold Percentage.

Voting Trust. In connection with AXA's application to the New York Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust (Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) have entered into a Voting Trust Agreement dated as of May 12, 1992 (the "Voting Trust Agreement"). The Voting Trust Agreement requires AXA and certain affiliates to deposit any shares of the Holding Company's Common Stock and preferred stock held by them in the Voting Trust. The Voting Trust Agreement also provides (subject to limited exceptions) that in the event that any AXA Party acquires additional shares of such stock, or any other stock of the Holding Company having the power to vote in the election of directors of the Holding Company, it shall promptly deposit such shares in the Voting Trust. Only AXA Parties and certain other affiliates of AXA may deposit shares of Holding Company capital stock into the Voting Trust or be holders of voting trust certificates representing deposited shares. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over the Holding Company or Equitable Life). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person which is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The Voting Trust has an initial term of ten years and is subject to extension with the prior approval of the New York Superintendent.

                                      1-25

Part I, Item 2.

                                   PROPERTIES

In 1995 The Equitable executed a long-term lease for approximately 500,000 square feet of office space located at 1290 Avenue of the Americas, New York, New York, which now serves as The Equitable's headquarters. Most of The Equitable's staff has moved from 787 Seventh Avenue, New York, New York and other Manhattan office locations into its new headquarters. The relocation is scheduled for completion in 1999. In addition, The Equitable leases property both domestically and abroad, the majority of which houses insurance operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 18 and 19 of Notes to Consolidated Financial Statements.

In 1996 Equitable Life subleased its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleased that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

DLJ's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 793,000 square feet under a lease expiring in 2016. DLJ also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

Pershing also leases approximately 440,000 square feet in Jersey City, New Jersey, under leases which expire at various dates through 2009.

DLJ also purchased land and a building with approximately 133,000 square feet in Florham Park, New Jersey in February 1996.

DLJ leases an aggregate of approximately 500,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo. In 1996, DLJ's principal London subsidiary entered into a lease for approximately 76,000 square feet to accommodate the expansion of its international operations. Such lease expires in 2008.

DLJ believes that its present facilities are adequate for its current needs.

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. Alliance currently occupies approximately 290,000 square feet at this location. Alliance also occupies approximately 79,700 square feet at 135 West 50th Street, New York, New York under leases expiring in 1998 and 1999, respectively. Alliance also occupies approximately 22,800 square feet at 709 Westchester Avenue, White Plans, New York, under leases expiring in 1999 and 2000, respectively. Alliance and two of its subsidiaries occupy approximately 114,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016. Alliance leases substantially all of the furniture and office equipment at the New York City and New Jersey offices.

Alliance also leases space in San Francisco, California, Chicago, Illinois, Greenwich, Connecticut, Minneapolis, Minnesota, and Beechwood, Ohio, and its subsidiaries lease space in Boston, Massachusetts, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Bahrain, Mumbai, India, Sao Paulo, Brazil, and Istanbul, Turkey.

Equitable Real Estate Investment Management, Inc. ("ERE") and Compass Management and Leasing, each of whose principal executive offices are in Atlanta, Georgia, began in March to consolidate in Monarch Tower, 3424 Peachtree Road, N.E., Atlanta, Georgia, where they lease approximately 193,000 square feet under a lease that extends until 2007. This consolidation is expected to be completed by May 1, 1997.

                                      2-1

ERE also has ten regional offices with respect to which it leases approximately 147,000 square feet, under leases that expire at various dates through 2002, in Boston, Chicago, Dallas, Irvine, New York, Philadelphia, Sacramento, San Francisco, Seattle and Washington, D.C.

Compass Retail, Inc., a subsidiary of ERE, has principal executive offices at 5775 Peachtree Road, Atlanta Georgia of approximately 52,000 square feet held under two separate leases which expire in 1999.

Equitable Agri-Business, Inc. has principal executive offices at 12747 Olive Boulevard, St. Louis, Missouri, consisting of approximately 18,000 square feet held under a lease expiring in March 2000.

                                      2-2

Part I, Item 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 17 of Notes to the Holding Company's Consolidated Financial Statements for the year ended December 31, 1996 (Item 8 of this report) are incorporated herein by reference, with the following additional information.

The parties to the actions described therein relating to Harrah's Jazz Company and Harrah's Jazz Finance Corp. have agreed to a settlement of such actions, subject to the approval of the U.S. District Court for the Eastern District of Louisiana.



                                       3-1

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.



                                       4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Holding Company's Common Stock is listed on the New York Stock Exchange which is the principal market for the Holding Company's Common Stock. Its symbol is EQ. As of January 31, 1997, there were approximately 588,030 record holders of the Common Stock.

The dividends declared and the high and low reported closing sales prices on the New York Stock Exchange with respect to the Holding Company's Common Stock for each quarterly period for the two most recent fiscal years were as follows:

                               Common Stock Data

                                     First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends           1996                1996                1996                1996
-------------------------------    -----------------  -------------------   ----------------   -----------------

High...........................     $     26.625       $     25.750          $    26.500        $    26.625
Low............................     $     23.000       $     22.750          $    22.250        $    23.250
Dividends Declared.............     $        .05       $        .05          $       .05        $       .05

                                    First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends           1995                1995                1995                1995
--------------------------------   -----------------  -------------------   ----------------   -----------------

High...........................     $     23.375       $     24.375          $    26.375        $    24.750
Low............................     $     17.250       $     20.750          $    21.000        $    21.250
Dividends Declared.............     $        .05       $        .05          $       .05        $       .05

For information on the Holding Company's present and future ability to pay dividends, see Note 20 of Notes to Consolidated Financial Statements (Item 8 of this report), "Liquidity and Capital Resources" of Management's Discussion and Analysis of Financial Condition and Operations (Item 7 of this report), and "Shareholder Dividend Restrictions" of Business (Item 1 of this report).



                                       5-1

Part II, Item 6.
                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                               At or For the Years Ended December 31,
                                            -----------------------------------------------------------------------------
                                               1996(2)          1995            1994            1993            1992
                                            --------------  -------------   -------------   -------------   -------------
                                                              (In Millions, Except Per Share Amounts)
Consolidated Statements of Earnings Data(1)
Revenues
  Universal life and investment-type
    product policy fee income.............. $      874.0    $      788.2    $      715.0    $      644.5    $     571.7
  Premiums.................................        597.6           606.8           625.6           599.1        1,185.3
  Net investment income(3).................      3,308.6         3,047.4         2,838.4         2,715.0        2,681.5
  Investment gains (losses), net(4)(5).....        599.2           552.3           338.6           526.4          371.8
  Commissions, fees and other income.......      2,800.5         2,142.4         1,748.4         1,851.5        1,412.5
  Contribution from the Closed Block(10)...        125.0           143.2           137.0           152.2           37.2
                                            --------------  -------------   -------------   -------------   -------------
Total revenues.............................      8,304.9         7,280.3         6,403.0         6,488.7        6,260.0
Total benefits and other deductions(2)(6)(7)     7,789.1         6,635.1         5,856.4         6,112.4        6,250.8
                                            --------------  -------------   -------------   -------------   -------------
Earnings from continuing operations
  before Federal income taxes and
  minority interest........................        515.8           645.2           546.6           376.3            9.2
Federal income tax expense.................        137.4           192.3           157.0           111.7           12.8
Minority interest in net income of
  consolidated subsidiaries................        172.4            87.5            68.3            31.9           35.0
                                            --------------  -------------   -------------   -------------   -------------
Earnings (loss) from continuing operations.        206.0           365.4           321.3           232.7          (38.6)
Discontinued operations, net of Federal
  income taxes(2)(3)(8)(9).................        (83.8)            -               -               -              -
Extraordinary charge for demutualization
  expenses.................................          -               -               -               -           (101.3)
Cumulative effect of accounting changes,
  net of Federal income taxes..............        (23.1)            -             (27.1)            -              4.9
                                            --------------  -------------   -------------   -------------   -------------
Net Earnings (Loss)........................ $       99.1    $      365.4    $      294.2    $      232.7    $    (135.0)
                                            ==============  =============   =============   =============   =============

Net earnings after demutualization......... $       99.1    $      365.4    $      294.2    $      232.7    $       -
Dividends on preferred stocks..............         26.7            26.7            80.1            65.4           14.5
                                            --------------  -------------   -------------   -------------   -------------
Net Earnings (Loss) Applicable to
  Common Shares............................ $       72.4    $      338.7    $      214.1    $      167.3    $     (14.5)
                                            ==============  =============   =============   =============   =============
Per Common Share:
  Assuming No Dilution:
    Earnings (Loss) before Cumulative
      Effect of Accounting Change.......... $        .93    $       1.83    $       1.68    $       1.18    $      (.10)
                                            ==============  =============   =============   =============   =============
    Net Earnings (Loss).................... $        .36    $       1.83    $       1.49    $       1.18    $      (.10)
                                            ==============  =============   =============   =============   =============
  Assuming Full Dilution:
    Earnings (Loss) before Cumulative
      Effect of Accounting Change.......... $        .93    $       1.74    $       1.52    $       1.08    $      (.10)
                                            ==============  =============   =============   =============   =============
    Net Earnings (Loss).................... $        .36    $       1.74    $       1.37    $       1.08    $      (.10)
                                            ==============  =============   =============   =============   =============

Cash Dividend Per Common Share............. $        .20    $        .20    $        .20    $        .20    $       .10
                                            ==============  =============   =============   =============   =============
Consolidated Balance Sheets Data(1)
Total assets(10)(11)....................... $  128,811.2    $  113,716.2    $   94,785.3    $  100,382.3    $  80,743.7
Long-term debt and redeemable
  preferred stock..........................      3,920.7         3,852.0         2,925.9         2,927.2        2,160.0
Total liabilities(10)(11)..................    124,823.2       109,607.5        91,605.2        96,670.9       78,010.9
Shareholders' equity.......................      3,988.0         4,108.7         3,180.1         3,446.5        2,470.7

                                      6-1

                         NOTES TO SELECTED CONSOLIDATED
                              FINANCIAL INFORMATION

(1) In 1996, The Equitable changed its method of accounting for long-duration participating life insurance contracts, primarily within the Closed Block, in accordance with the provisions prescribed by Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts". The financial statements for 1995, 1994, 1993 and 1992 have been restated for the change. Shareholders' equity increased $194.9 million as of January 1, 1992 for the effect of retroactive application of the new method. See Note 2 of Notes to Consolidated Financial Statements.

(2) During the fourth quarter of 1996, The Equitable completed experience and loss recognition studies of participating group annuity contracts and conversion annuities ("Pension Par") and disability income ("DI") products. Additionally, The Equitable's management reviewed the loss provisions for the GIC Segment lines of business. As a result of these studies, $145.0 million of unamortized DI deferred policy acquisition costs ("DAC") were written off and reserves were strengthened by $248.0 million for these lines of business. Consequently, earnings from continuing operations decreased by $255.5 million ($393.0 million pre-tax) and net earnings decreased by $339.3 million. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

(3) Net investment income and discontinued operations included $114.3 million, $154.6 million, $219.7 million, $197.1 million and $132.8 million, for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, recognized as investment income by continuing operations and as interest expense by the GIC Segment relating to intersegment loans.

(4) Investment gains (losses), net, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1996, equity real estate for continuing operations aggregating $178.6 million, $197.6 million, $100.5 million, $108.7 million and $278.6 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. As of January 1, 1996, The Equitable implemented SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The adoption of this statement resulted in the release of valuation allowances of $152.4 million on equity real estate and recognition of impairment losses of $144.0 million on real estate held and used.

(5) Investment gains (losses), net for the year ended December 31, 1996 included a $79.4 million gain related to the sale of shares of one investment in the DLJ long-term corporate development portfolio. Investment gains (losses), net, for the year ended December 31, 1995 included a $34.7 million gain resulting from the sale of DLJ common stock. The year ended December 31, 1994 included a $52.4 million gain resulting from the sale of newly issued Alliance units. The year ended December 31, 1993 included a $49.3 million gain (before variable compensation and related expenses) related to the sale of shares of that same investment in the DLJ long-term corporate development portfolio. The year ended December 31, 1992 included a gain on that same investment of $166.2 million, which consisted of an $82.4 million net gain on shares sold and an $83.8 million investment gain from the recognition of an increase in fair value of the investment.

(6) Total benefits and other deductions included corporate interest expense of $139.6 million, $100.5 million, $50.6 million, $28.4 million and $58.4 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, and interest credited to the GIC Segment of $88.2 million, $97.7 million and $94.2 million for the years ended December 31, 1994, 1993 and 1992, respectively.

(7) Total benefits and other deductions included provisions associated with cost reduction programs of $24.4 million, $39.2 million, $20.4 million, $96.4 million and $24.8 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.


                                      6-2

(8) Discontinued operations, net of Federal income taxes, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1996, equity real estate for the GIC Segment aggregating $36.0 million, $38.2 million, $50.8 million, $53.0 million and $105.6 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Additionally, the implementation of SFAS No. 121 as of January 1, 1996 resulted in the release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used.

(9) Discontinued operations, net of Federal income taxes, included GIC Segment after-tax losses of $83.8 million for the year ended December 31, 1996. Incurred losses of $23.7 million, $25.1 million, $21.7 million, $24.7 million and $160.9 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, were charged to the GIC Segment allowance for future losses. See Note 7 of Notes to Consolidated Financial Statements.

(10) The results of the Closed Block for the periods subsequent to July 22, 1992 are reported on one line in the consolidated statements of earnings. Accordingly, the line-by-line statements of earnings data are not comparable for all periods presented. Total assets and total liabilities include the assets and liabilities of the Closed Block, respectively, and therefore amounts are comparable for all periods presented. See Note 6 of Notes to Consolidated Financial Statements.

(11) Assets and liabilities relating to the GIC Segment are not reflected on the consolidated balance sheets of The Equitable, except that as of December 31, 1996, 1995, 1994, 1993 and 1992 the net amount due to continuing operations for intersegment loans made to the GIC Segment in excess of continuing operations' obligations to fund the GIC Segment's accumulated deficit is reflected as "Amounts due from discontinued GIC Segment".

                                      6-3

Part II, Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of The Equitable should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein. The years "1996," "1995" and "1994" refer to the years ended December 31, 1996, 1995 and 1994, respectively.

COMBINED RESULTS OF OPERATIONS

The Closed Block contribution is reported on one line in the consolidated statements of earnings. The results of operations of the Closed Block for 1996, 1995 and 1994 are combined with the results of operations outside of the Closed Block in the table below. See Closed Block results as combined herein on page 7-5. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operations

                                                                 1996          1995        1994
                                                              -----------  -----------   -----------
                                                                          (In Millions)
Policy fee income and premiums..............................   $ 2,195.3    $ 2,146.2     $ 2,137.8
Net investment income.......................................     3,855.2      3,586.3       3,361.4
Investment gains, net.......................................       593.7        532.1         314.6
Commissions, fees and other income..........................     2,801.6      2,144.6       1,749.3
                                                              -----------  -----------   -----------
      Total revenues........................................     9,445.8      8,409.2       7,563.1
                                                              -----------  -----------   -----------
Interest credited to policyholders' account balances........     1,286.0      1,264.9       1,218.0
Policyholders' benefits.....................................     2,409.1      2,070.5       2,020.7
Other operating costs and expenses..........................     5,234.9      4,428.6       3,777.8
                                                              -----------  -----------   -----------
      Total benefits and other deductions...................     8,930.0      7,764.0       7,016.5
                                                              -----------  -----------   -----------
Earnings from continuing operations before
  Federal income taxes, minority interest and
  cumulative effect of accounting change....................       515.8        645.2         546.6
Federal income taxes........................................       137.4        192.3         157.0
Minority interest in net income of consolidated
  subsidiaries..............................................       172.4         87.5          68.3
                                                              -----------  -----------   -----------
Earnings from continuing operations before
  cumulative effect of accounting change....................       206.0        365.4         321.3
Discontinued operations, net of Federal income taxes........       (83.8)         -             -
Cumulative effect of accounting change, net of
  Federal income taxes......................................       (23.1)         -           (27.1)
                                                              -----------  -----------   -----------
Net Earnings................................................   $    99.1    $   365.4     $   294.2
                                                              ===========  ===========   ===========

                                      7-1

The Equitable's results of operations for both continuing and discontinued operations during 1996 were significantly affected by certain actions taken during the fourth quarter of 1996. Continuing operations' results for 1996 were impacted by reserve strengthenings as the result of experience and loss recognition studies completed in the fourth quarter for the disability income ("DI") and participating pension ("Pension Par") lines of business. These studies resulted in the need to increase DI reserves by $175.0 million, write off $145.0 million of unamortized deferred policy acquisition costs ("DAC") on the DI products and increase Pension Par reserves by $73.0 million. See "Combined Results of Operations by Segment - Insurance Operations - Disability Income" and "Group Pension Products". Additionally, during the fourth quarter of 1996, the loss allowances related to the discontinued operations comprising the GIC Segment were strengthened by $129.0 million. See "Discontinued Operations".

Also in the fourth quarter of 1996, The Equitable adopted SFAS No. 120, which prescribes the accounting for certain individual participating life insurance contracts, which for The Equitable are primarily included in the Closed Block. The methodologies required by SFAS No. 120 produce results which more closely reflect the economics of the participating life contracts and are considered to be preferable accounting principles as compared to the SFAS No. 60 model previously used for this type of contract. The application of this new methodology resulted in increases to (decreases from) pre-tax results from continuing operations of $29.5 million, $23.4 million and $(3.6) million in 1996, 1995 and 1994, respectively, and a $240.3 million aggregate increase in shareholders' equity at December 31, 1996. Prior years' financial results have been restated. See "Accounting Changes and New Accounting Pronouncements" and
Note 2 of Notes to Consolidated Financial Statements.

Continuing Operations

1996 Results Compared to 1995 - Compared to 1995, the lower pre-tax results from continuing operations for 1996 reflected the impact on Insurance Operations' results of the aforementioned reserve strengthenings totaling $248.0 million and the writeoff of unamortized DAC on the DI business of $145.0 million. Absent these actions, Insurance Operations' pre-tax results would have increased by $53.3 million in 1996 over 1995. Offsetting the lower Insurance Operations' results were increased earnings in Investment Services and lower losses in Corporate and Other of $196.9 million and $13.1 million, respectively. The decrease in Federal income taxes was attributed to lower pre-tax results of operations. The increase in minority interest in net income of consolidated subsidiaries was primarily attributable to increased earnings at both DLJ and Alliance and a full year's impact in 1996 of DLJ's October 1995 IPO.

The $1.04 billion increase in revenues for 1996 compared to 1995 was primarily attributed to Investment Services' $644.7 million higher commissions, fees and other income due to increased business activity and higher investment results of $205.4 million, principally at DLJ. Insurance Operations and Corporate and Other contributed $140.3 million and $38.3 million, respectively, to the year's revenue growth.

Net investment income increased $268.9 million for 1996 as compared to the prior year principally due to increases of $159.1 million and $90.6 million, respectively, for Investment Services and Insurance Operations. The Investment Services increase was attributable to higher business activity while the Insurance Operations increase was due to higher overall investment yields on a larger asset base, including the investment of proceeds received from the issuance of $600.0 million of Surplus Notes in December 1995.

Investment gains increased by $61.6 million for 1996 from $532.1 million for 1995. Investment gains at DLJ increased by $69.8 million with increased dealer and trading gains of $70.5 million offset by lower gains of $0.7 million on other equity investments. The 1996 gains on other equity investments included a gain of $79.4 million on the sale of the remaining shares of a single corporate development portfolio investment. A gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition. There were investment losses of $35.8 million on General Account Investment Assets as compared to $21.5 million in 1995. The $6.6 million higher gains on other equity investments and the lower losses on mortgage loans and equity real estate of $8.9 million and $2.3 million, respectively, were more than offset by $32.0 million of lower gains on fixed maturities.


                                      7-2

For 1996, total benefits and other deductions increased by $1.17 billion from 1995, reflecting increases in other operating expenses of $622.2 million, the DI DAC writeoff and DI and Pension Par reserve strengthenings of $393.0 million, a $90.6 million increase in other policyholders' benefits, $39.1 million higher Corporate interest expense and a $21.1 million increase in interest credited to policyholders. The increase in other operating expenses was principally attributable to increased operating costs of $653.3 million in Investment Services associated with increased business activities. The increase in other policyholders' benefits primarily was attributable to higher claims experience on directly written and reinsurance assumed DI policies (before reserve strengthening) and higher mortality experience on variable and interest-sensitive and participating life policies, with the impact of the higher mortality being largely offset by DAC amortization as reflected in other operating expenses. Higher Corporate interest expense primarily resulted from the interest on the Surplus Notes issued by Equitable Life in the fourth quarter of 1995. The $21.1 million increase in interest credited to policyholders for Insurance Operations primarily was due to small changes in crediting rates applied to a larger individual life and annuity in force book of business.

1995 Results Compared to 1994 - Compared to 1994, higher pre-tax results of operations for 1995 reflected increased earnings in Investment Services, lower earnings in Insurance Operations and lower losses in Corporate and Other.

The $846.1 million increase in revenues for 1995 compared to 1994 was primarily attributed to a $442.4 million increase in investment results and a $395.3 million increase in commissions, fees and other income principally due to increased business activity within Investment Services.

Net investment income increased $224.9 million for 1995 with increases of $129.4 million and $101.6 million for Investment Services and Insurance Operations, respectively, offset by a decrease of $4.8 million in Corporate and Other. The Investment Services increase was attributed to higher business activity. The increase in investment income for Insurance Operations principally was due to higher overall yields on a larger investment asset base and income from the investment of proceeds received on the Holding Company's issuance of $300.0 million 9% Senior Notes (the "Senior Notes") in December 1994. These positive factors principally were offset by the investment asset base reduction due to the $1.22 billion payment of the obligation to fund the accumulated deficit of the GIC Segment in January 1995.

Investment gains increased by $217.5 million for 1995 from $314.6 million for 1994. Investment gains at DLJ increased by $265.3 million with increased dealer and trading gains of $199.2 million and higher gains on other equity investments of $66.1 million. Investment losses on General Account Investment Assets of $21.5 million as compared to $15.4 million of investment gains in 1994 were due to $87.9 million of losses on equity real estate as compared to gains of $19.9 million in 1994 and a $73.9 million decrease in gains on other equity investments offset by $102.0 million in gains on fixed maturities compared with $20.5 million in losses in 1994 and a $22.2 million decrease in losses on mortgages. Losses on the assets in the Trust declined by $6.0 million.
Investment gains for 1995 included gains of $34.7 million recognized in connection with the DLJ IPO and $9.4 million recognized on the sale by EQ Services, Inc. ("EQ Services") of mortgage servicing contracts. Investment gains for 1994 included the $43.9 million gain (net of $8.5 million of related state income tax) recognized in the third quarter of 1994 on Alliance's sales of newly issued Units to third parties.

     During 1995, total benefits and other deductions increased by $747.5 million from 1994, primarily reflecting increases in other operating costs and expenses of $650.8 million and a $49.8 million increase in policyholders' benefits. The increase in other operating costs and expenses was attributable to increased operating costs in Investment Services associated with increased business activities and restructuring costs incurred for the wind down of DLJ's public finance underwriting operations, offset by lower operating costs in Insurance Operations and lower Corporate interest expense. Corporate interest expense declined primarily as a result of the cash settlement in January 1995 with the GIC Segment. This reduction was partially offset by interest on the Senior Notes and the Subordinated Debentures issued in December 1994. The increase in policyholders' benefits primarily resulted from the larger in force book of business for variable and interest-sensitive life policies and higher


                                      7-3
morbidity experience on the disability income business, offset by improved mortality experience on term life insurance policies and policies within the Closed Block. The $46.9 million increase in interest credited to policyholders for Insurance Operations was primarily due to higher crediting rates applied to a larger individual life in force book of business, partially offset by the impact of pass-throughs of investment losses to Pension Par contractholders and smaller policyholders' account balances.

Federal Income Taxes

Federal income taxes resulted in an expense of $137.4 million for 1996, as compared to $192.3 million in 1995 and $157.0 million in 1994, reflecting The Equitable's earnings pattern over the three year period. See Note 9 of Notes to Consolidated Financial Statements. At December 31, 1996, The Equitable's deferred income tax account reflected a net asset of $51.8 million, as compared to a net liability of $180.8 million at December 31, 1995. Management believes the $523.4 million gross deferred tax asset at December 31, 1996 is more likely than not to be fully realizable and, consequently, no valuation allowance is necessary.

Equitable Life is no longer subject to the add-on tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. This tax results from the disallowance of a portion of a mutual life insurance company's policyholders' dividends as a deduction from taxable income. The add-on tax was estimated each year and adjusted in subsequent years. The add-on tax provision was a benefit of $16.8 million for 1994. The 1994 benefit resulted from revised estimates of prior years' add-on tax.

Accounting Changes and New Accounting Pronouncements

During 1996, The Equitable adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts". Mutual life insurers' individual participating life insurance contracts, on which dividends are expected to be paid to policyholders based on actual experience and whose dividends are computed consistent with the "contribution principle," are required to be accounted for in accordance with the provisions of SFAS No. 120 and Statement of Position ("SOP") 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises". Stock life insurance companies with comparable contracts have the option of adopting SFAS No. 120 or continuing to apply SFAS No. 60.

The Equitable concluded the accounting in SFAS No. 120 and SOP 95-1 is preferable to the accounting under an SFAS No. 60 approach for contracts which meet the SFAS No. 120 criteria because it more accurately reflects the economics of these contracts. Therefore, The Equitable has applied SFAS No. 120 to its qualifying participating life insurance contracts, most of which are included in the Closed Block. In accordance with SFAS No. 120, all prior years' reported results have been restated.

The calculations of the liabilities for future policy benefits and DAC under SFAS No. 120 differ from SFAS No. 60. While both models use net level premium benefit methodologies for calculating the liabilities for future policy benefits, there are significant and complex differences in the underlying assumptions and techniques. The liability for future policy benefits under SFAS No. 120 is calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contracts. These compare to assumptions underlying SFAS No. 60 calculations which are experience expectations at the time the business was sold with provisions for adverse deviation. Additionally, in applying SFAS No. 60, the cumulative excess of the actual contribution from Closed Block policies over the actuarially predetermined expected contribution, if any, was accrued in the Closed Block as a liability for future dividends to be paid to the Closed Block policyholders.

     Under SFAS No. 120, DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. The estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve, and expected


                                      7-4
annual policyholder dividends. Deviations of actual results from estimated experience are reflected in earnings in the period such deviations occur. Under SFAS No. 60, DAC is amortized in proportion to anticipated premiums using assumptions established at the date of policy issue and consistently applied during the life of the contract.

Overall, the SFAS No. 120 methodology produces reported earnings which more closely reflect the economics of the participating life contracts, compared to the SFAS No. 60 model implemented upon demutualization. SFAS No. 120 reflects the accounting The Equitable would have utilized for participating life insurance products had these GAAP accounting standards for mutual life insurance companies been established prior to Equitable Life's demutualization. Additionally, amortization of DAC for contracts governed by SFAS No. 120 reflects emerging and expected future experience consistent with amortization of DAC for other core interest-sensitive life and annuity products issued by The Equitable which are governed by SFAS No. 97. Further, use of the SFAS No. 120 model will facilitate comparison to the business results of other companies with comparable products, principally mutual life insurers who are required by the FASB to utilize SFAS No. 120.

On January 1, 1996, The Equitable implemented SFAS No. 121. Upon adoption, existing valuation allowances on equity real estate of $152.4 million and $71.9 million were released and impairment losses on real estate held and used of $149.6 million and $69.8 million were recognized in continuing and discontinued operations, respectively. Under SFAS No. 121, equity real estate classified as available for sale is no longer depreciated. The SFAS No. 121 implementation also resulted in a $23.1 million charge, net of a Federal income tax benefit of $12.4 million, as building improvements of facilities vacated later in 1996 and in early 1997 were written down to fair value.

For information on all the 1996 and the prior years' accounting changes, as well as on new accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

Combined Results Of Continuing Operations By Segment

Insurance Operations. The following table presents the combined results from continuing operations for Insurance Operations:

                                               Insurance Operations
                                                   (In Millions)

                                                           1996
                                         -------------------------------------
                                            As          Closed                      1995         1994
                                         Reported       Block         Combined    Combined     Combined
                                         -----------   ----------   ----------   -----------  -----------
Policy fees, premiums and other
  income...............................  $ 1,570.3     $   724.8    $ 2,295.1    $  2,230.8    $ 2,220.0
Net investment income..................    2,078.0         546.6      2,624.6       2,534.0      2,432.4
Investment (losses) gains, net.........      (30.4)         (5.5)       (35.9)        (21.3)        15.1
Contribution from the Closed Block.....      125.0        (125.0)         -             -            -
                                         -----------   -----------  -----------  -----------   ----------
      Total revenues...................    3,742.9       1,140.9      4,883.8       4,743.5      4,667.5

Total benefits and other deductions....    3,779.5       1,140.9      4,920.4       4,440.4      4,340.0
                                         -----------   -----------  -----------  -----------   ----------
(Loss) Earnings from Continuing
  Operations before Federal
  Income Taxes, Minority Interest
  and Cumulative Effect of
  Accounting Change....................  $   (36.6)    $     -      $   (36.6)   $    303.1    $   327.5
                                         ===========   ===========  ===========  ===========   ==========

                                      7-5

1996 Results Compared to 1995 - The loss from continuing operations of $36.6 million in 1996 primarily is due to the $393.0 million of reserve strengthenings, including the writeoff of unamortized DAC on DI products, in the fourth quarter of 1996. If the effect of these charges was eliminated, 1996 earnings from continuing operations for Insurance Operations would have totaled $356.4 million, an increase of $53.3 million over the prior year, reflecting an increase in earnings in the core life and annuity lines of business, partially offset by increased losses in the reinsurance, disability income and group pension lines of business.

Total revenues increased by $140.3 million primarily due to a $85.7 million increase in policy fees on variable and interest-sensitive life and individual annuity contracts, a $76.0 million increase in investment results and a $15.3 million increase in commissions, fees and other income, offset by a decrease of $36.7 million in premiums. The decrease in premiums principally was due to lower traditional life premiums and lower reinsurance assumed on individual annuity contracts. Higher investment income attributed to higher overall investment yields on a larger asset base, which included the net proceeds from the issuance of the Surplus Notes in December 1995, was partially offset by higher investment losses in 1996 principally due to lower gains on fixed maturities.

Excluding the $393.0 million effect of reserve strengthenings and DAC writeoff in 1996, total benefits and other deductions for 1996 increased by $87.0 million from 1995. Policyholders' benefits before the reserve strengthenings increased $90.6 million due to higher claims experience on directly written and reinsurance assumed DI policies and higher mortality in the participating and variable and interest-sensitive life products, partially offset by favorable mortality experience on term life insurance. The impact of the higher mortality in the participating and variable and interest-sensitive life products was substantially offset by reduced DAC amortization of $51.1 million attributed to life insurance products. Other operating expenses increased $51.7 million principally due to higher employee benefit costs related to lower interest rate assumptions, higher costs associated with building new distribution channels and new product initiatives, costs related to the consolidation of insurance operations centers, higher volume related commissions and increasing costs associated with litigation, partially offset by lower amortization of DAC principally attributable to the mortality noted above and $21.8 million principally attributable to estimates of enhanced future annuity gross margins. There was a $21.1 million increase in interest credited to policyholders reflecting the effect of small changes in the crediting rates multiplied by the larger in force book of interest-sensitive life and annuity business.

Disability Income

During the competitive market conditions of the 1980s, The Equitable issued a large amount of noncancelable individual DI policies with policy terms and underwriting criteria that were competitive at the time but are more liberal than those available today. These policies have fixed premiums and are not cancelable as long as premiums are paid. The majority of the DI policies issued before 1993 provide for lifetime benefits and many include cost of living riders and provide benefits which exceed $5,000 per month, while defining disability as the insured's inability to perform his or her own occupation. The Equitable also had assumed reinsurance on a block of DI policies with characteristics similar to its own pre-1993 policies.

In an effort to improve claims management and reduce exposure on new business, in 1993, The Equitable and Paul Revere Life Insurance Company ("Paul Revere") entered into an agreement whereby Paul Revere provides claims adjudication and related administrative services for Equitable Life's DI business. Paul Revere also reinsures 80% of the risk associated with DI contracts sold by Equitable Life after July 1, 1993. Such contracts issued after July 1, 1993 include more restrictive terms than the policies issued earlier. From 1993 through 1996, claims management processes continued to evolve as they were mainstreamed into Paul Revere's systems and procedures.

During the years 1994 through 1996, DI providers, including The Equitable, experienced claims incidence rates higher than previous industry experience. Incidence rates have been particularly high in Florida and California. Additionally, despite the joint expertise of Paul Revere and Equitable Life, the first year claims termination rates on policies issued before 1993 have been significantly lower than anticipated, particularly for certain classes of professionals such as physicians. The Equitable had recognized pre-tax losses from operations of $72.5 million, $50.6 million and $28.3 million in 1996, 1995 and 1994, respectively, for the DI line of business before the fourth quarter 1996 reserve strengthening.

                                      7-6

In light of recent results, particularly the lack of claims experience improvement in 1996, during the fourth quarter, management initiated a comprehensive experience analysis which included studies of market related data and secular trends. Consequently, a loss recognition study of the DI business was completed. The study incorporated management's revised estimates of future experience with regard to morbidity, investment returns, claims and administration expenses and other factors. Based on other DI providers' announced reserve strengthening actions, management believes other industry participants have likewise determined that adverse trends in claims incidence and terminations are secular in nature. The study indicated the DAC was not recoverable and the reserves were not sufficient. Therefore, $145.0 million of unamortized DAC on DI policies at December 31, 1996 were written off and reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million.

The determination of DI reserves requires making assumptions and estimates covering a number of factors, including morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments, as well as societal factors (e.g. work ethic). While management believes the DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance that they will be sufficient to provide for all future liabilities.

Group Pension Products

The Equitable has issued Pension Par products designed to provide participating annuity guarantees and benefit payment services to corporate sponsored pension plans. The Equitable has made no new sales of these products in several years. Today, a significant portion of these contracts either have been converted into non-participating contracts or effectively are non-participating because they are unlikely to produce future dividends due to improving mortality trends and recent poor investment performance.

Excluding the reserve strengthening effect, the group pension business produced pre-tax losses of $24.9 million and $13.3 million in 1996 and 1995, respectively, as compared to $15.8 million in earnings in 1994. Recent operating losses primarily resulted from lower investment results, particularly related to investment losses on mortgages and equity real estate and deteriorating mortality experience as evidenced by mortality losses of $2.4 million and $6.8 million experienced in 1996 and 1995, respectively.

During the fourth quarter of 1996, a loss recognition study was completed which incorporated management's current assumptions. These assumptions included expected mortality improvements based upon a review of industry and social security data and future investment returns. Management reviewed the most recently available data on annuitant longevity and chose a single new mortality table that better reflected that data. In addition, after reviewing 1986-1994 social security data, management selected a projection method which allows for future improvements in mortality. The equity real estate cash flow projections used in the study are consistent with those used in the determination of impairment pursuant to SFAS No. 121. The study's results prompted management to establish a premium deficiency reserve, resulting in a $73.0 million pre-tax charge to the results of continuing operations, principally attributable to the improved mortality assumptions.

1995 Results Compared to 1994 - Insurance Operations' pre-tax results from continuing operations for 1995 reflected a decrease of $24.4 million from the year-earlier period. Investment losses in 1995 as compared to gains in 1994, higher interest credited on interest-sensitive life and individual annuity contracts and unfavorable morbidity experience on DI policies were partially offset by an increase in investment income.

Total revenues increased by $76.0 million primarily due to a $73.2 million increase in policy fees and a $65.2 million increase in investment results offset by a $64.8 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums.

                                      7-7

Total benefits and other deductions for 1995 rose $100.4 million from 1994. The increase principally was due to higher interest credited on policyholders' account balances, increased death claims due to the larger in force book of business for variable and interest-sensitive life policies (offset by lower death claims on policies within the Closed Block) and the morbidity experience mentioned above, offset by a decrease in other operating costs and expenses principally due to decreases in employee related compensation and benefits. Interest credited on policyholders' account balances in Insurance Operations increased by $46.9 million reflecting higher crediting rates applied to a larger in force book of business.

                                      7-8

Premiums  and  Deposits - The  following  table  lists  premiums  and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
Insurance Operations' major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                                        1996           1995           1994
                                                     ------------   -----------  -------------
Individual annuities
  First year.......................................   $  2,132.1     $ 1,756.7     $  1,721.9
  Renewal..........................................      1,210.5       1,090.7        1,045.0
                                                     ------------   -----------   ------------
                                                         3,342.6       2,847.4        2,766.9
Variable and interest-sensitive life
  First year recurring.............................        177.2         178.3          186.4
  First year optional..............................        162.9         149.0          148.8
  Renewal..........................................      1,139.6       1,031.1          929.7
                                                     ------------   -----------   ------------
                                                         1,479.7       1,358.4        1,264.9
Traditional life
  First year recurring.............................         18.3          23.4           31.3
  First year optional..............................          4.5           5.5            7.6
  Renewal..........................................        844.2         858.5          887.0
                                                     ------------   -----------   ------------
                                                           867.0         887.4          925.9
Other(1)
  First year.......................................         29.4          75.7           27.7
  Renewal..........................................        368.8         387.9          406.0
                                                     ------------   -----------   ------------
                                                           398.2         463.6          433.7

Total first year...................................      2,524.4       2,188.6        2,123.7
Total renewal......................................      3,563.1       3,368.2        3,267.7
                                                     ------------   -----------   ------------
Total individual insurance and annuity products....      6,087.5       5,556.8        5,391.4
                                                     ------------   -----------   ------------

Participating group annuities......................        227.8         213.2          144.9
Conversion annuities...............................          2.0           1.9            1.3
Association plans..................................        125.7         139.6           88.2
                                                     ------------   -----------   ------------
Total group pension products.......................        355.5         354.7          234.4
                                                     ------------   -----------   ------------

Total Premiums and Deposits........................   $  6,443.0     $ 5,911.5     $  5,625.8
                                                     ============   ===========   ============

(1)  Includes reinsurance assumed and health insurance.

First year premiums and deposits for individual insurance and annuity products in 1996 increased from prior year levels by $335.8 million primarily due to higher sales of individual annuities offset in part by lower reinsurance assumed on individual annuity contracts. Renewal premiums and deposits for individual insurance and annuity products increased by $194.9 million during 1996 over the prior year as increases in the larger block of variable and interest-sensitive life and individual annuity policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for 1996 decreased from the prior year by $20.4 million reflecting the ongoing marketing emphasis on variable and interest-sensitive products and the decline in the traditional life book of business. The 21.4% increase in first year individual annuities' premiums and deposits in 1996 over the prior year included $214.8 million from a line of retirement annuity products introduced in 1995 partially offset by an approximately $148.4 million decrease in premiums related to an exchange program that offered contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contracts for new flexible premium variable contracts thereby retaining assets in The Equitable and establishing new surrender charge scales. Management
believes  the  ongoing  strategic   positioning  of  The  Equitable's  insurance

                                      7-9
operations continues to impact first year life premiums and deposits. Particular emphasis has been devoted to the implementation of a new needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements which, management believes, are beginning to positively affect variable and interest-sensitive life premium results.

Total premiums and deposits in 1995 increased $285.7 million over 1994 levels, with individual business accounting for 57.9% of the increase and group products the remaining 42.1%. First year individual business premiums and deposits for 1995 increased from prior year levels by $64.9 million primarily due to higher sales of individual annuities and reinsurance assumed on individual annuity contracts. Renewal premiums and deposits on individual product lines increased by $100.5 million during 1995 over 1994 as increases in the growing block of variable and interest-sensitive life and individual annuity policies were offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for 1995 decreased from 1994 by $38.5 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. First year individual annuities' premiums and deposits included $236.9 million for 1995 as compared to $126.0 million in 1994 resulting from the exchange program mentioned above. Group business premiums and deposits in 1995 were $120.3 million higher than in 1994 with higher deposits received for existing participating group annuity contracts (47.1%) and for association plans (58.3%).

Surrenders  and  Withdrawals;  Policy  Loans - The  following  table  summarizes surrenders and withdrawals (including universal life and investment-type contract withdrawals) for Insurance Operations' major individual insurance and annuities' product lines.

                          Surrenders and Withdrawals(1)
                                  (In Millions)

                                               1996           1995          1994
                                           -----------   ------------  -----------
Individual Insurance and Annuities:
Individual annuities.....................   $ 2,277.0     $  2,186.8     $ 1,879.9
Variable and interest-sensitive life.....       521.3          405.0         419.2
Traditional life.........................       350.1          340.6         350.7
                                           -----------   ------------   ----------
Total....................................   $ 3,148.4     $  2,932.4     $ 2,649.8
                                           ===========   ============   ==========

(1) Surrendered traditional and variable and interest-sensitive life insurance policies represented 4.4%, 4.1% and 4.5% of average surrenderable future policy benefits and policyholders' account balances for such life insurance contracts in force during 1996, 1995 and 1994, respectively. Surrendered individual annuity contracts represented 10.3%, 11.5% and 10.9% of average surrenderable policyholders' account balances for individual annuity contracts in force during those same years, respectively.

Policy and contract surrenders and withdrawals increased $216.0 million during 1996 compared to 1995 due to the $116.3 million and $90.2 million increases in the variable and interest-sensitive life and individual annuities' surrenders and withdrawals, respectively. These increases primarily were due to: the $88.0 million paid in January 1996 for two small pension annuity clients who terminated their contracts; an $81.5 million surrender of a single corporate owned life insurance contract in the fourth quarter of 1996; and the increased size of the books of business.

                                      7-10

During 1995, policy and contract surrenders and withdrawals increased $282.6 million compared to 1994 principally due to the $306.9 million increase in individual annuities' surrenders and withdrawals. This increase occurred during the first six months of 1995 and primarily was due to increased surrenders of Equi-Vest and SPDA contracts due to the aging book of business, the effect of the aforementioned exchange program which was designed to retain assets in The Equitable and the maintenance of crediting rates throughout 1994 despite an increasing interest rate environment. The 1994 total for variable and interest-sensitive life products included a scheduled withdrawal of approximately $52.9 million of policy cash value from a large corporate owned life insurance plan issued by Equitable of Colorado, Inc. Excluding the effect of the 1994 scheduled withdrawal, surrenders and withdrawals of variable and interest-sensitive life contracts for 1995 increased by $38.7 million from the prior year due to the larger book of business.

The persistency of life insurance and annuity products is a critical element of their profitability. As of December 31, 1996, all in force individual life insurance policies (other than individual life term policies without cash values which comprise 8.8% of in force policies) and more than 89% of individual annuity contracts (as measured by reserves) were surrenderable. However, a surrender charge often applies in the early contract years and declines to zero over time. Contracts without surrender provisions cannot be terminated prior to maturity.

Policy loan balances increased to $3.96 billion at December 31, 1996, as compared to $3.77 billion at December 31, 1995. However, since policy cash values increased at a similar rate during these years, the ratio of outstanding policy loans to aggregate policy cash values has been generally stable since 1990.

Margins on Individual Insurance and Annuity Products - Insurance Operations' results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. During 1996, such margins increased as increases in crediting rates were more than offset by the effect of the higher investment yields. During 1996, the crediting rate ranges were: 4.50% to 6.75% for variable and interest-sensitive life insurance; 5.00% to 6.30% for variable deferred annuities; and 4.65% to 8.15% for SPDA contracts; the crediting rate of 6.15% was used for retirement investment accounts throughout 1996.

Margins on individual insurance and annuity products are affected by interest rate fluctuations. Rising interest rates result in a decline in the market value of assets. However, the positive cash flows from renewal premiums, investment income and maturities of existing assets would make an early disposition of investment assets to meet operating cash flow requirements unlikely. Rising interest rates also would result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings modestly over the long term while increasing earnings in the period of the surrenders to the extent surrender charges were applicable. Beginning in 1995, Equitable Life initiated an interest rate cap program designed to hedge crediting rate increases on interest-sensitive individual annuity contracts. At December 31, 1996, the outstanding notional amounts of contracts purchased and sold totaled $5.05 billion and $500.0 million, respectively, up from $2.6 billion and $300.0 million, respectively, at December 31, 1995.

If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. Only a minority of this segment's policies and contracts have fixed interest rates locked in at issue. The majority of contracts are adjustable, having guaranteed minimum rates ranging from approximately 2.5% to 5.5%. More than 89% of the life policies have a minimum rate of 4.5% or lower. Should interest rates fall below such policy minimums, adjustments to life policies' mortality and expense charges could cover the shortfall in most situations. Lower crediting interest rates and dividends could result in higher surrenders.

                                      7-11

Investment Services. The following table summarizes the results of continuing operations for Investment Services.

                               Investment Services
                                  (In Millions)

                                                       1996         1995         1994
                                                   -----------   ----------- -----------

Third party commissions and fees.................   $ 2,634.8     $ 2,000.6    $ 1,594.5
Affiliate fees(1)................................       140.7         138.9        149.9
Other income(2)..................................     1,764.5       1,550.3      1,164.2
                                                   -----------   -----------  ----------
Total revenues...................................     4,540.0       3,689.8      2,908.6
Total costs and expenses.........................     3,876.8       3,223.5      2,533.4
                                                   -----------   -----------  ----------
Earnings from Continuing Operations before
  Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change.........   $   663.2     $   466.3    $   375.2
                                                   ===========   ===========  ==========

(1) These fees are earned by the Investment Subsidiaries principally for investment management and other services provided to the Insurance Group and unconsolidated real estate joint ventures. These fees (except those related to the GIC Segment and unconsolidated real estate joint ventures of $26.8 million, $28.1 million and $42.0 million in 1996, 1995 and 1994, respectively) are eliminated as intercompany transactions in the consolidated statements of earnings included elsewhere herein.

(2)  Includes net dealer and trading gains, investment results and other items.

1996 Results Compared to 1995 - Investment Services earnings in 1996 were $196.9 million higher than in 1995 with higher earnings at DLJ, Alliance and Equitable Real Estate. DLJ's revenues rose to $3.49 billion, an increase of $731.8 million from 1995 largely due to increases in most of DLJ's major areas of activity. Alliance revenues increased $148.5 million from 1995 to $788.2 million due to higher investment advisory fees resulting from higher assets under management.

Total costs and expenses for Investment Services were $3.88 billion in 1996, an increase of $653.3 million from 1995, with DLJ accounting for $562.8 million of the increase, principally reflecting increases in compensation, interest and other expenses at DLJ due to its increased business activity.

In April 1996, Alliance acquired the U.S. investment management business of National Mutual Funds Management (North America) ("NMFM") for approximately $4.6 million in cash. NMFM was an indirect wholly owned subsidiary of National Mutual Holdings Limited ("NMH"), in which AXA owns a 51% equity interest. NMFM managed investments in North American securities of approximately $1.2 billion for NMH affiliates and third parties at the date of acquisition.

On February 29, 1996, Alliance acquired the business of Cursitor for approximately $159.0 million. The purchase price consisted of approximately 1.8 million Alliance Units, $94.3 million in cash and $21.5 million in notes which are payable ratably over the next four years, as well as substantial additional consideration which will be determined at a later date. The Equitable recognized an investment gain of $20.6 million as a result of the issuance of Units in this transaction. At December 31, 1996, The Equitable's ownership of Alliance Units was approximately 57.3%.

                                      7-12

1995 Results Compared to 1994 - For 1995, pre-tax earnings for Investment Services increased by $91.1 million from 1994 primarily due to higher earnings for DLJ and Alliance. DLJ's earnings were higher in 1995 largely due to strong merger and acquisition activity, increased levels of underwriting, higher dealer and trading gains and the growth in trading volume on most major exchanges. Total segment revenues were up $781.2 million primarily due to higher revenues at DLJ. Revenues for the segment included a $34.7 million gain due to the DLJ IPO in the fourth quarter of 1995 and a net gain of $43.9 million on the issuance of additional Alliance Units during the third quarter of 1994.

Total costs and expenses increased by $690.1 million for 1995 as compared to 1994 principally reflecting increases in compensation and interest expense at DLJ due to increased activity.

On October 30, 1995, DLJ completed an IPO of 10.58 million shares of its common stock, which included 7.28 million of The Equitable's shares in DLJ, priced at $27 per share. The remaining 3.30 million common shares sold in the DLJ IPO were shares newly issued by DLJ. Upon completion of the IPO, The Equitable recognized a net gain of $34.7 million while its ownership percentage was reduced from 100% to 80.2%. In connection with the IPO, approximately 500 DLJ employees acquired forfeitable restricted stock units and stock options covering common stock of DLJ. Such restricted stock units and options will vest and become exercisable over a four-year period beginning in February 1997. Assuming full vesting of the forfeitable restricted stock units and the exercise of the stock options (but excluding any shares issued under employee stock options granted in the future), these employees would own approximately 21% of the outstanding common stock of DLJ and The Equitable would own approximately 63% of such common stock. Concurrently, DLJ completed the offering of $500.0 million aggregate principal amount of 6.875% senior notes due November 1, 2005. DLJ's proceeds from this senior debt offering totaled $493.5 million before deducting certain expenses related to the transaction. DLJ used the net proceeds from the common stock and debt offerings to repay certain outstanding indebtedness, effectively lengthening the average maturity of DLJ's borrowings. DLJ did not receive any part of the proceeds from the sale of shares by The Equitable. Prior to these offerings, The Equitable made a capital contribution to DLJ of equity securities with a market value of $55.0 million.

On October 27, 1995, Equitable Real Estate sold 30 securitized commercial mortgage servicing contracts on assets under management of $7.7 billion to a third party, recognizing a $9.4 million gain on the transaction. The contracts, mostly Resolution Trust Corporation ("RTC") related, were managed by EQ Services, Equitable Real Estate's mortgage servicing affiliate. Equitable Real Estate continues to manage and service the remaining $7.5 billion mortgage portfolios of the General and Separate Accounts.

On March 7, 1994, Alliance completed the acquisition of the business and substantially all of the assets of Shields Asset Management, Inc. ("Shields") and Shields' wholly owned subsidiary, Regent Investor Services, Inc. ("Regent"), for a purchase price of approximately $74.0 million in cash. In addition, Alliance issued new Units to key employees of Shields and Regent having an aggregate value of approximately $15.0 million in connection with their entering into long-term employment agreements.

                                      7-13

Results By Business Unit - The following table summarizes results of continuing operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                                      1996         1995         1994
                                                  -----------   ----------  ------------
DLJ(1)..........................................   $   440.6     $  271.6     $   192.7
Alliance........................................       198.0        159.3         134.8
Equitable Real Estate...........................        46.2         43.6          40.7
Consolidation/elimination(2)(3).................       (21.6)        (8.2)          7.0
                                                  -----------   ----------   -----------
Earnings from Continuing Operations before
  Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change(4).....   $   663.2     $  466.3     $   375.2
                                                  ===========   ==========   ===========

(1) Excludes amortization expense of $3.8 million, $5.5 million and $5.9 million for 1996, 1995 and 1994, respectively, on goodwill and intangible assets related to Equitable Life's 1985 acquisition of DLJ which are included in consolidation/elimination.

(2) Includes interest expense of $12.4 million, $18.6 million and $14.1 million for 1996, 1995 and 1994, respectively, related to intercompany debt issued by intermediate holding companies payable to Equitable Life.

(3) Includes a gain of $16.9 million (net of $3.7 million related to state income tax) in 1996 on the issuance of Alliance Units to third parties upon the completion of the Cursitor transaction in the first quarter of the year. Also includes the $34.7 million of net gain due to the DLJ IPO during the fourth quarter of 1995 and the $43.9 million net gain recognized in connection with the sales of newly issued Alliance Units to third parties in the third quarter of 1994.

(4) Pre-tax minority interest related to DLJ was $131.0 million, $28.5 million and $17.8 million in 1996, 1995 and 1994, respectively, and $83.6 million, $64.4 million and $50.9 million for Alliance for 1996, 1995 and 1994, respectively.

DLJ - DLJ's earnings from operations for 1996 were $440.6 million, up $169.0 million from the prior year. Revenues increased $731.8 million to $3.49 billion primarily due to increased underwriting revenues of $272.7 million, $162.7 million higher net investment income, higher commissions of $113.1 million, fee increases of $100.9 million and higher dealer and trading gains of $70.5 million. DLJ's expenses were $3.05 billion for 1996, up $562.8 million from the prior year primarily due to a $271.1 million increase in compensation and commissions, higher interest expense of $52.6 million, a $38.7 million increase in rent related expenditures and $33.2 million higher brokerage and exchange fees.

During the third quarter of 1995, DLJ provided $28.8 million for a potential loss with respect to a bridge loan aggregating $150 million to a company experiencing financial difficulties. In October 1996, a planned acquisition of such company was announced, which, if completed, would result in the realization by DLJ of amounts previously reserved, plus interest. The transaction is expected to close in 1997.

DLJ's earnings from operations for 1995 were $271.6 million, up $78.9 million from the prior year. Revenues increased $748.6 million to $2.76 billion primarily due to higher dealer and trading gains of $199.2 million, increased underwriting revenues of $180.4 million, fee increases of $87.8 million, higher commissions of $84.1 million and $66.1 million higher gains on the corporate development portfolio. Corporate development revenue for the third quarter of 1995 included the reserve for a potential loss with respect to a bridge loan to a company experiencing financial difficulties as mentioned above. DLJ's expenses were $2.49 billion for 1995, up $669.7 million from the prior year primarily due to a $369.8 million increase in compensation and commissions, higher interest


                                      7-14
expense of $176.8 million, a $35.2 million increase in rent related expenditures, $32.5 million higher brokerage and exchange fees and a $7.2 million restructuring charge related to the wind down of its public finance underwriting operations. During 1995, DLJ repurchased an additional $2.2 million of certain mortgage-related securities previously underwritten by DLJ and made advances of $25.1 million for certain expenses, bringing the total carrying value of these securities to $278.5 million at December 31, 1995.

DLJ is engaged in various securities trading activities which resulted in net dealer and trading gains of $435.4 million, $364.9 million and $165.7 million for 1996, 1995 and 1994, respectively. A substantial portion of DLJ's transactions are executed with and on behalf of DLJ's customers. DLJ's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations can be directly impacted by volatile securities and credit markets and regulatory changes. DLJ manages this credit risk by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. DLJ monitors compliance with these guidelines on a daily basis.

DLJ's derivatives activities consist primarily of writing OTC options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity based indices and currencies, and issuing structured notes. At December 31, 1996 and 1995, DLJ had issued long-term structured notes totaling $216.2 million and $24.5 million, respectively. DLJ expects the volume of this activity to increase in the future. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked. DLJ's involvement in swap contracts, which generally involve greater risk and volatility, is not significant. For information with respect to derivative financial instruments, see Note 15 of Notes to Consolidated Financial Statements.

By their nature, DLJ's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services, are highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

Alliance - Alliance's earnings from operations for 1996 were $198.0 million, an increase of $38.7 million from the prior year. Revenues totaled $788.2 million for 1996, an increase of $148.5 million from 1995, due to increased investment advisory fees from higher assets under management and higher distribution plan fees resulting from high average equity long-term mutual fund and cash management assets under management. Alliance's costs and expenses increased $109.8 million to $590.2 million for 1996 primarily due to increases in employee compensation and benefits and other promotional expenditures.

Alliance's earnings from operations for 1995 were $159.3 million, an increase of $24.5 million from the prior year. Revenues totaled $639.7 million for 1995, an increase of $38.7 million from 1994, due to increased investment advisory fees, offset by lower distribution plan fees from lower average load mutual fund assets. Alliance's costs and expenses increased $14.2 million to $480.4 million for 1995 primarily due to increases in rent and related costs, offset by decreases in employee compensation and benefits, interest expense and other promotional expenditures.

In August 1996, Alliance, the two principals of Albion Asset Advisors LLC and Equitable Life formed Albion Alliance LLC to manage private investments on behalf of institutional and large private investors. The new joint venture will have a global focus and will expand Alliance's existing corporate finance and private investing business, particularly in emerging markets.

Equitable Real Estate - The 1996 earnings from operations for Equitable Real Estate totaled $46.2 million, a $2.6 million increase from 1995. The revenue decrease of $19.5 million to $226.1 million in 1996 was more than offset by $22.1 million lower operating costs in 1996 as compared to 1995. These overall declines primarily were due to the absence from 1996 results of the EQ Services' mortgage servicing business, sold in October 1995. Equitable Real Estate earnings for 1996 compared to 1995, excluding the results of EQ Services, were higher principally due to increased third party fees and disposition fees from the General Account. Earnings for 1996 include a $2.1 million provision for restructuring. Equitable Real Estate's earnings from operations were $43.6 million for 1995, up $2.9 million from 1994. The increase primarily was due to a


                                      7-15

$9.4 million gain on the sale by EQ Services of mortgage servicing contracts offset by lower management fees from the General Account and $2.9 million of restructuring charges. The results for 1994 included a $4.8 million disposition fee received on a property sold in the first quarter of that year.

The Equitable is exploring strategic alternatives regarding Equitable Real Estate. Such alternatives may include a possible sale of all or a portion of Equitable Real Estate.

Fees From Assets Under Management - As the following table illustrates, third party clients continue to constitute an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                  At or for the Years Ended December 31,
                                 ---------------------------------------
                                    1996          1995          1994
                                 ----------   ------------  ------------
Fees:
Third Party....................   $   740.8    $    613.0    $   544.7
The Equitable..................       128.8         128.2        138.6
                                -----------   ------------  -----------
Total..........................   $   869.6    $    741.2    $   683.3
                                 ==========   ============  ===========
Assets Under Management:
Third Party(1)(2)..............   $ 184,784    $  144,441    $ 125,145
The Equitable(3)...............      54,990        50,900       47,376
                                -----------   ------------  -----------
Total..........................   $ 239,774    $  195,341    $ 172,521
                                  ==========   ===========   ==========

(1) Includes Separate Account assets under management of $29.87 billion, $24.72 billion and $20.67 billion at December 31, 1996, 1995 and 1994, respectively. Also includes $1.77 billion of assets managed on behalf of other AXA affiliates at December 31, 1996. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2) Includes $2.4 billion of performing mortgages at December 31, 1994 under a special stand-by services contract with the RTC. Stand-by fees were received on the entire portfolio under the contract; servicing fees were earned only on those mortgages that are delinquent.

(3) Includes invested assets of The Equitable not managed by the Investment Subsidiaries, principally invested assets of subsidiaries and policy loans, totaling approximately $21.75 billion, $17.59 billion and $14.26 billion at December 31, 1996, 1995 and 1994, respectively.

Fees for assets under management increased 17.3% during 1996 as compared to 1995 as a result of the growth in assets under management for third parties. Assets under management increased $44.43 billion, primarily due to $34.63 billion higher third party assets under management at Alliance. The Alliance growth in 1996 was principally due to market appreciation, the acquisitions of Cursitor and NMFM during 1996 and net mutual fund sales. The Cursitor acquisition increased assets under management at year end 1996 by approximately $8.2 billion. As of February 28, 1997, assets under management in the Cursitor portfolios were less than $7.0 billion. In 1995, Alliance's third party assets under management increased by $25.64 billion primarily due to market appreciation and net sales of money market funds. DLJ's assets under management increased in 1996 by $4.94 billion or 89.2% due to growth in merchant banking funds and the Asset Management Group. Third party assets under management at Equitable Real Estate decreased by $8.15 billion in 1995 primarily due to the sale by EQ Services of mortgage servicing contracts.

                                      7-16

CONTINUING OPERATIONS INVESTMENT PORTFOLIO

The continuing operations investment portfolio is composed of the General Account investment portfolio and investment assets of the Holding Company and its non-operating subsidiaries, principally the Trust and the SECT (the Holding Company, the Trust and the SECT, together, the "Holding Company Group"). The Trust, a limited purpose business trust, wholly owned by the Holding Company, was established in August 1993. At that date, the Insurance Group sold $661.0 million of primarily private below investment grade bonds to the Trust. The Holding Company Group portfolio and the GIC Segment Investment Assets are each discussed in separate sections following the discussion of the General Account investment portfolio.

General Account Investment Portfolio

At December 31, 1996, Insurance Operations, including the Closed Block, had $35.11 billion of General Account Investment Assets to support the insurance and annuity liabilities of its continuing operations. The following discussion analyzes the results of the major categories of General Account Investment
Assets, including the Closed Block investment assets. These categories are: fixed maturities, which include both investment grade and below investment grade public and private debt securities and redeemable preferred stock; mortgages, principally on commercial and agricultural properties; equity real estate, which includes significant investments in office and mixed use properties; and other equity investments, which consists principally of limited partnership investments in funds which invest in below investment grade debt and equity securities, and other equity securities received in connection with private below investment grade debt investments. Policy loans and cash and short-term investments make up the remainder of General Account Investment Assets.

Insurance Operations' investment segments often hold pro rata interests in the same investment assets and share on a pro rata basis the cash flows therefrom. Most individual investment assets held in the GIC Segment are also held in the General Account investment portfolio. At demutualization, General Account Investment Assets were allocated between the Closed Block and operations outside of the Closed Block. The Closed Block assets are a part of continuing operations and have been combined on a line-by-line basis with assets outside of the Closed Block for comparability purposes. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis. The investment results of
General Account Investment Assets and the Holding Company Group investment assets are reflected in The Equitable's results from continuing operations; investment results of GIC Segment Investment Assets are reflected in discontinued operations.

                                      7-17

The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                                December 31, 1996
                                  (In Millions)

                                                                                             General
                                    Balance                                 Holding         Account
                                     Sheet          Closed                  Company        Investment
Balance Sheet Captions:              Total          Block     Other (1)     Group (2)        Assets
--------------------------------  ------------   ----------- ------------- ------------   -----------
Fixed maturities:
  Available for sale(3).........   $ 18,556.2     $ 3,889.5    $   (228.0)  $    529.2     $ 22,144.5
  Held to maturity..............        178.5           -             -          178.5            -
Trading account securities......     15,728.1           -        15,728.1          -              -
Securities purchased under
  resale agreements.............     20,492.1           -        20,492.1          -              -
Mortgage loans on real estate...      3,133.0       1,380.7           -            -          4,513.7
Equity real estate..............      3,298.4         202.8         (17.4)         -          3,518.6
Policy loans....................      2,196.1       1,765.9           -            -          3,962.0
Other equity investments........        809.1         105.0         214.3          7.4          692.4
Other invested assets...........        397.8          87.4         499.2          4.7          (18.7)
                                  ------------   ------------ ------------ ------------   -------------
  Total investments.............     64,789.3       7,431.3      36,688.3        719.8       34,812.5
Cash and cash equivalents.......        755.3         (59.1)        363.9         35.9          296.4
                                  ------------   ------------ ------------ ------------   -------------
Total...........................   $ 65,544.6     $ 7,372.2    $ 37,052.2   $    755.7     $ 35,108.9
                                  ============   ============ ============ ============   =============

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the Holding Company Group and the General Account (primarily securities held in inventory or for resale by DLJ) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at General Account Investment Assets.

(2) The "Holding Company Group" category includes the investment portfolio held by the Holding Company Group. These assets are not managed as part of General Account Investment Assets. The "Holding Company Group" category is deducted in arriving at General Account Investment Assets.

(3) Fixed maturities available for sale are reported at estimated fair value. At December 31, 1996, the amortized cost of the General Account's fixed maturity portfolio was $21.71 billion compared with an estimated market value of $22.14 billion.

Asset Valuation Allowances and Writedowns

Impairments in the value of fixed maturities or equity real estate held for the production of income that are other than temporary are treated as direct writedowns to the asset value and are accounted for as realized losses. Valuation allowances on real estate available for sale are computed using the lower of current estimated fair value or depreciated cost, net of disposition costs. Before adopting SFAS No. 121 as of January 1, 1996, valuation allowances on real estate held for the production of income were computed using forecasted cash flows of the respective properties discounted at a rate equal to The
Equitable's cost of funds. The Equitable provides for other than temporary declines in the values of mortgages and equity real estate to be disposed of through asset valuation allowances. Additions or deductions to these allowances are recognized in investment gains (losses) for the period in which they are recorded. The carrying values of assets on the consolidated balance sheets are presented net of the applicable valuation allowance at the relevant date.

                                      7-18

Management, with the assistance of its asset managers, regularly monitors the performance of General Account Investment Assets. Based on recommendations from these asset managers, as well as other factors, Equitable Life's Investments Under Surveillance Committee (the "Surveillance Committee") decides on a quarterly basis whether any investments are other than temporarily impaired. The Surveillance Committee reviews proposed writedowns and the adequacy of the valuation allowance for each asset category and adjusts such amounts, as management deems appropriate, in accordance with The Equitable's valuation policies for investments (see Note 2 of Notes to Consolidated Financial Statements).

Fixed maturities identified as available for sale are carried at estimated fair value while those identified as held to maturity are carried at amortized cost. On December 1, 1995, as the result of a one-time reassessment of the classification of fixed maturities permitted by the FASB's implementation guide on SFAS No. 115, all General Account and GIC Segment fixed maturities then classified as "held to maturity" were reclassified as "available for sale". Equity real estate identified as available for sale is carried at the lower of cost or estimated fair value less disposition costs. During the first quarter of 1996, The Equitable implemented SFAS No. 121, which prescribes the accounting for the impairment of long-lived assets, including equity real estate. See Note 2 of Notes to Consolidated Financial Statements for discussion of the impact of this accounting change. Equity securities are carried at estimated fair value, with other than temporary decreases in value reflected as realized losses in the consolidated statements of earnings. The carrying value of equity in other limited partnership interests is based on the net assets of the partnership, which generally are determined by the relevant partnership using estimated fair value of the underlying assets, with changes reflected by The Equitable in investment income in the consolidated statements of earnings.

                                      7-19

The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                          Equity Real
                                            Mortgages       Estate           Total
                                         -------------   ------------   -------------
December 31, 1996
Assets Outside of the Closed Block:
  Beginning balances...................   $    65.5       $  259.8       $   325.3
  SFAS No. 121 releases(1).............         -           (152.4)         (152.4)
  Additions............................        31.4           93.6           125.0
  Deductions(2)........................       (46.5)        (114.3)         (160.8)
                                         -------------   ------------   -------------
Ending Balances........................   $    50.4       $   86.7       $   137.1
                                         =============   ============   =============
Closed Block:
  Beginning balances...................   $    18.4       $    4.3       $    22.7
  Additions............................        12.3            2.1            14.4
  Deductions(2)........................       (16.9)          (2.7)          (19.6)
                                         -------------   ------------   -------------
Ending Balances........................   $    13.8       $    3.7       $    17.5
                                         =============   ============   =============
Total:
  Beginning balances...................   $    83.9       $  264.1       $   348.0
  SFAS No. 121 releases(1).............         -           (152.4)         (152.4)
  Additions............................        43.7           95.7           139.4
  Deductions(2)........................       (63.4)        (117.0)         (180.4)
                                         -------------   ------------   -------------
Ending Balances........................   $    64.2       $   90.4       $   154.6
                                         =============   ============   =============
December 31, 1995
  Beginning balances...................   $   110.4       $  223.3       $   333.7
  Additions............................        53.6           92.9           146.5
  Deductions(2)........................       (80.1)         (52.1)         (132.2)
                                         -------------   ------------   -------------
Ending Balances........................   $    83.9       $  264.1       $   348.0
                                         =============   ============   =============
December 31, 1994
  Beginning balances...................   $   216.6       $  211.8       $   428.4
  Additions............................        47.9           24.2            72.1
  Deductions(2)........................      (154.1)         (12.7)         (166.8)
                                         -------------   ------------   -------------
Ending Balances........................   $   110.4       $  223.3       $   333.7
                                         =============   ============   =============

(1) As a result of adopting SFAS No. 121, $152.4 million of allowances on assets held for investment were released and impairment losses of $149.6 million were recognized on real estate held and used.

(2) Primarily reflects releases of allowances due to asset dispositions and writedowns.

Writedowns on fixed maturities (primarily related to below investment grade securities) aggregated $42.7 million, $63.5 million and $46.7 million in 1996, 1995 and 1994, respectively. Writedowns on equity real estate subsequent to the adoption of SFAS No. 121 totaled $23.7 million in 1996.

                                      7-20

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1996 and by net amortized cost as of December 31, 1995.

                        General Account Investment Assets
                              (Dollars In Millions)

                                        December 31, 1996                        December 31, 1995
                       ---------------------------------------------------   ------------------------
                                                                    % of                      % of
                                                        Net      Total Net        Net       Total Net
                         Amortized      Valuation    Amortized   Amortized     Amortized    Amortized
                            Cost       Allowances      Cost         Cost         Cost         Cost
                       -------------  -----------  -----------   ---------   ------------  ----------
Fixed maturities(1)... $   21,711.6   $       -    $  21,711.6      62.6%    $  19,149.9       56.7%
Mortgages.............      4,577.9          64.2      4,513.7      13.0         5,007.1       14.8
Equity real estate....      3,609.0          90.4      3,518.6      10.1         4,130.3       12.2
Other equity
  investments.........        692.4           -          692.4       2.0           764.1        2.3
Policy loans..........      3,962.0           -        3,962.0      11.4         3,773.6       11.2
Cash and short-term
  investments(2)......        277.7           -          277.7       0.9           952.1        2.8
                       ------------- ------------ ------------  ----------   ------------  ----------
Total................. $   34,830.6   $     154.6  $  34,676.0     100.0%    $  33,777.1      100.0%
                       ============= ============ ============  ==========   ============  ==========

(1) Excludes unrealized gains of $432.9 million and $857.9 million on fixed maturities classified as available for sale at December 31, 1996 and 1995, respectively.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Management has a policy of not investing substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. It is management's continuing objective to reduce the size of the equity real estate portfolio relative to total assets over the next several years on an opportunistic basis. Management anticipates that reductions will depend on real estate market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties.

In accordance with Equitable Life's plan of demutualization, new investments for the Closed Block must consist of cash and short-term investments, fixed income securities having an NAIC category 1 or category 2 rating and commercial and agricultural mortgages having an "A" rating or better pursuant to an internal rating system acceptable to the Superintendent. No new investments may be made in equity real estate, mortgages (except as described in the preceding sentence) or obligations rated below NAIC category 2, except to safeguard the value of existing investments allocated to the Closed Block or to honor outstanding commitments. The Closed Block reinvestment policies may be changed with the Superintendent's prior approval.

Investment Results of General Account Investment Assets

For 1996, investment results from General Account Investment Assets totaled $2.54 billion, as compared to $2.40 billion in 1995, an increase of 5.9%. Investment yields, including investment gains and losses, increased to 7.62% in 1996 from 7.46% in 1995. Net investment income on General Account Investment Assets was $2.58 billion in 1996, as compared to $2.42 billion in 1995. The increase principally was due to higher income from a larger fixed maturity portfolio and from other equity investments offset by lower income from smaller mortgage and equity real estate portfolios. There were investment losses of $35.8 million in 1996 as compared to $21.5 million in 1995. The $6.6 million higher gains on other equity investments and lower losses on mortgages and equity real estate of $8.9 million and $2.3 million, respectively, were more than offset by $32.0 million lower gains on fixed maturities.

                                      7-21

For 1995, investment results from General Account Investment Assets totaled $2.40 billion, as compared to $2.30 billion in 1994, an increase of 4.1%.
Investment yields, including investment gains (losses), increased to 7.46% in 1995 from 7.41% in 1994. Net investment income on General Account Investment Assets was $2.42 billion in 1995, as compared to $2.29 billion in 1994. The increase principally was due to higher income from fixed maturities and other equity investments offset by lower income from mortgages and equity real estate. There were investment losses of $21.5 million as compared to gains of $15.4 million in 1994. Investment gains on fixed maturities in 1995 totaling $102.0 million as compared to losses of $20.5 million in 1994 and a $22.2 million decrease in losses on mortgage loans were more than offset by losses of $87.9 million in 1995 as compared to gains of $19.9 million in 1994 for the equity real estate category and a $73.9 million decrease in gains on other equity investments.

                                      7-22

The following table summarizes investment results by General Account Investment Asset category for the periods indicated.

                      Investment Results By Asset Category
                              (Dollars In Millions)

                                            1996                      1995                        1994
                                --------------------------   ---------------------------  -------------------------
                                    (1)                          (1)                         (1)
                                   Yield          Amount        Yield         Amount        Yield        Amount
                                ------------  ------------   -----------   -------------  ----------   ------------
Fixed Maturities:
  Income......................     7.94%       $  1,615.1       8.05%       $  1,447.7       8.02%       $  1,313.9
  Investment Gains(Losses)....     0.35%             70.0       0.57%            102.0      (0.13)%           (20.5)
                                ------------  ------------   -----------   -------------  ------------  ------------
  Total.......................     8.29%       $  1,685.1       8.62%       $  1,549.7       7.89%       $  1,293.4
  Ending Assets...............                 $ 21,711.6                   $ 19,149.9                   $ 16,871.6
Mortgages:
  Income......................     8.90%       $    427.1       8.82%       $    460.1       8.91%       $    532.0
  Investment Gains(Losses)....    (0.72)%           (34.3)     (0.83)%           (43.2)     (1.09)%           (65.4)
                                ------------  ------------   -----------   -------------  ------------  ------------
  Total.......................     8.18%       $    392.8       7.99%       $    416.9       7.82%       $    466.6
  Ending Assets...............                 $  4,513.7                   $  5,007.1                   $  5,582.9
Equity Real Estate(2):
  Income......................     2.91%       $     88.6       2.59%       $     92.5       2.96%       $    107.8
  Investment Gains(Losses)....    (2.81)%           (85.6)     (2.46)%           (87.9)      0.55%             19.9
                                ------------  ------------   -----------   -------------  ------------  ------------
  Total.......................     0.10%       $      3.0       0.13%       $      4.6       3.51%       $    127.7
  Ending Assets...............                 $  2,725.5                   $  3,210.5                   $  3,717.0
Other Equity Investments:
  Income......................    17.10%       $    119.6      11.20%       $     90.0       5.69%       $     56.3
  Investment Gains(Losses)....     2.01%             14.1       0.93%              7.5       8.24%             81.4
                                ------------  ------------   -----------   -------------  ------------  ------------
  Total.......................    19.11%       $    133.7      12.13%       $     97.5      13.93%       $    137.7
  Ending Assets...............                 $    692.4                   $    764.1                   $    846.1
Policy Loans:
  Income......................     7.00%       $    272.1       6.95%       $    256.1       6.70%       $    233.3
  Ending Assets...............                 $  3,962.0                   $  3,773.6                   $  3,559.1
Cash and Short-term
  Investments:
  Income......................     9.00%       $     52.9       8.18%       $     72.6       6.74%       $     43.4
  Investment Gains(Losses)....     0.00%              0.0       0.01%              0.1       0.00%              0.0
                                ------------  ------------   -----------   -------------  ------------  ------------
  Total.......................     9.00%       $     52.9       8.19%       $     72.7       6.74%       $     43.4
  Ending Assets...............                 $    277.7                   $    952.1                   $    824.2
Total:
  Income(3)...................     7.72%       $  2,575.4       7.52%       $  2,419.0       7.36%       $  2,286.7
  Investment Gains(Losses)....    (0.10)%           (35.8)     (0.06)%           (21.5)      0.05%             15.4
                                ------------  ------------   -----------   -------------  ------------  ------------
  Total(4)....................     7.62%       $  2,539.6       7.46%       $  2,397.5       7.41%       $  2,302.1
  Ending Assets...............                 $ 33,882.9                   $ 32,857.3                   $ 31,400.9

(1) Yields are based on the quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Equity real estate carrying values are shown, and equity real estate yields are calculated, net of third party debt and minority interest of $793.1 million, $919.8 million and $937.7 million as of December 31, 1996, 1995 and 1994, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $56.6 million, $59.3 million and $48.1 million for 1996, 1995 and 1994, respectively.

                                      7-23

(3) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $69.0 million, $72.2 million and $51.2 million for 1996, 1995 and 1994, respectively. Investment income is shown net of depreciation of $97.0 million, $126.3 million and $119.7 million for 1996, 1995 and 1994, respectively.

(4) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.31%, 7.15% and 7.09% for 1996, 1995 and 1994, respectively.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 72.4%, 26.9% and 0.7%, respectively, of the amortized cost of this asset category at December 31, 1996.

Total investment results on fixed maturity investments during 1996 increased by $135.4 million (8.7%) from results in 1995. Investment income increased $167.4 million reflecting a higher asset base and higher investment returns available on below investment grade securities. There were investment gains of $70.0 million on fixed maturity investments in 1996 as compared to $102.0 million in 1995. The 1996 gains were due to $112.7 million of gains on sales and prepayments offset by $42.7 million in writedowns.

The fixed maturities portfolio, which represented 62.6% of the net amortized cost of General Account Investment Assets at December 31, 1996 (compared to 56.7% at December 31, 1995), consists largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. As of December 31, 1996, 87.5% ($18.99 billion) of amortized cost of fixed maturities were rated investment grade (NAIC bond rating of 1 or 2) including $5.51 billion of publicly traded securities rated Aaa by Moody's (34.8% of publicly traded fixed maturities). At December 31, 1995, 86.4% of fixed maturities were investment grade and 42.6% of publicly traded fixed maturities were rated Aaa. Using external rating agencies or an internal rating system when a public rating does not exist, the weighted average quality of the General Account public and private fixed maturity portfolios at December 31, 1996 was A2 and Baa1, respectively.

At December 31, 1996, The Equitable held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.55 billion, including $2.42 billion in publicly traded CMOs. About 57.1% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 38.7% of the public CMO holdings were in planned amortization class ("PAC") bonds. At December 31, 1996 interest only ("IO") strips amounted to $5.2 million of amortized cost. There were no principal only strips. In addition, at December 31, 1996, The Equitable held $2.20 billion of mortgage pass-through securities (GNMA, FNMA, or FHLMC securities) and also held $1.15 billion of public and private asset-backed securities, primarily backed by home equity and credit card receivables.

The Equitable reduced the net amortized cost of its below investment grade (NAIC bond ratings 3 through 6) fixed maturity portfolio from $3.33 billion at December 31, 1990 to $1.13 billion at December 31, 1993. In light of the Insurance Group's significantly reduced exposure to below investment grade securities at December 31, 1993, management increased its portfolio of below investment grade securities in subsequent years, primarily through purchases of below investment grade public fixed maturities. The below investment grade securities in the fixed maturity portfolio (including redeemable preferred stock), which had an amortized cost of $2.72 billion, or 12.5% of fixed maturities, as of December 31, 1996 as compared to $2.61 billion (13.6%) at December 31, 1995, primarily consisted of $2.00 billion of public below investment grade securities and $716.3 million of privately placed debt investments. At December 31, 1996, $773.9 million (28.5%) of the below investment grade fixed maturities were rated NAIC 3, the highest below investment grade rating. Of these "medium" grade assets, 65.5% were publicly rated and the remainder were privately placed.

At December 31, 1996, the amortized costs of General Account Investment Asset public and private fixed maturities which were investment grade when acquired and were subsequently downgraded to below investment grade were $45.6 million and $185.7 million, respectively.

                                      7-24

Summaries of all fixed maturities, public fixed maturities and private fixed maturities are shown by NAIC rating in the following table.

                                Fixed Maturities
                                By Credit Quality
                              (Dollars In Millions)

                                            December 31, 1996                         December 31, 1995
                Rating Agency     ---------------------------------------   ---------------------------------------
  NAIC           Equivalent         Amortized      % of      Estimated       Amortized       % of      Estimated
 Rating          Designation           Cost        Total     Fair Value         Cost         Total     Fair Value
---------- ---------------------- ------------------------- -------------  --------------- ---------- -------------
Total Fixed Maturities:
    1      Aaa/Aa/A.............  $  12,699.9        58.5%   $ 12,925.9     $   11,713.7       61.2%   $ 12,307.2
    2      Baa..................      6,294.9 (1)    29.0       6,408.1          4,822.3 (1)   25.2       5,116.7
    3      Ba...................        773.9 (2)     3.6         800.2            801.9 (2)    4.2         802.1
    4      B....................      1,623.5 (2)     7.5       1,684.2          1,488.9 (2)    7.8       1,461.6
    5      Caa and lower........        130.4         0.6         133.9            133.3        0.7         126.8
    6      In or near default...         47.4         0.2          47.4             59.3        0.3          57.8
                                  --------------- --------- ------------   --------------- -------- --------------
Subtotal........................     21,570.0        99.4      21,999.7         19,019.4       99.4      19,872.2
Redeemable preferred stock
  and other.....................        141.6         0.6         144.8            130.5        0.6         126.5
                                  --------------- --------- ------------   --------------- -------- --------------
Total Fixed Maturities..........  $  21,711.6       100.0%   $ 22,144.5     $   19,149.9      100.0%  $  19,998.7
                                  =============== ========= =============   =============== ========= =============
Public Fixed Maturities:
    1      Aaa/Aa/A.............  $   9,991.9 (3)    63.1%  $  10,145.9     $    9,205.6 (4)   68.4%  $   9,642.2
    2      Baa..................      3,853.2        24.3       3,928.8          2,318.8       17.2       2,472.3
    3      Ba...................        506.6         3.2         534.0            455.8        3.4         464.6
    4      B....................      1,230.0         7.8       1,283.4          1,275.9        9.5       1,236.6
    5      Caa and lower........        126.0         0.8         129.5            108.3        0.8         101.1
    6      In or near default...         21.2         0.1          21.2             14.0        0.1          12.6
                                  --------------- --------- -------------   --------------- --------- -------------
Subtotal........................     15,728.9        99.3      16,042.8         13,378.4       99.4      13,929.4
Redeemable preferred stock
  and other.....................        116.7         0.7         118.5             87.5        0.6          89.9
                                  --------------- --------- -------------   --------------- --------- -------------
Total Public Fixed Maturities...  $  15,845.6       100.0%  $  16,161.3     $   13,465.9      100.0%  $  14,019.3
                                  =============== ========= =============   =============== ========= =============
Private Fixed Maturities:
    1      Aaa/Aa/A.............  $   2,708.0        46.2%  $   2,780.0     $    2,508.1       44.1%  $   2,665.0
    2      Baa..................      2,441.7 (1)    41.6       2,479.3          2,503.5 (1)   44.1       2,644.4
    3      Ba...................        267.3 (2)     4.6         266.2            346.1 (2)    6.1         337.5
    4      B....................        393.5 (2)     6.7         400.8            213.0 (2)    3.7         225.0
    5      Caa and lower........          4.4         0.1           4.4             25.0        0.4          25.7
    6      In or near default...         26.2         0.4          26.2             45.3        0.8          45.2
                                  --------------- --------- -------------   --------------- ---------- ------------
Subtotal........................      5,841.1        99.6       5,956.9          5,641.0       99.2       5,942.8
Redeemable preferred stock
  and other.....................         24.9         0.4          26.3             43.0        0.8          36.6
                                  --------------- --------- -------------   --------------- --------- -------------
Total Private Fixed Maturities..  $   5,866.0       100.0%  $   5,983.2     $    5,684.0      100.0%  $   5,979.4
                                  =============== ========= =============   =============== ========= =============

(1) Includes Class B Notes issued by the Trust ("Class B Notes") having an amortized cost of $67.0 million and $100.0 million in 1996 and 1995, respectively, eliminated in consolidation.

(2) Includes Class B Notes having an amortized cost of $50.0 million, eliminated in consolidation.

                                      7-25

(3) Includes $5.51 billion amortized cost of Aaa rated securities (55.1% of the NAIC 1 public fixed maturities) with an estimated market value of $5.57 billion, $852.3 million amortized cost of Aa rated securities (8.5%) with an estimated market value of $861.7 million, and $3.47 billion amortized cost of A rated securities (34.7%) with an estimated market value of $3.55 billion.

(4) Includes $5.74 billion amortized cost of Aaa rated securities (62.4% of the NAIC 1 public fixed maturities) with an estimated market value of $5.95 billion, $643.2 million amortized cost of Aa rated securities (7.0%) with an estimated market value of $680.5 million, and $2.79 billion amortized cost of A rated securities (30.3%) with an estimated market value of $2.99 billion.

Management defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. The amortized cost of problem fixed maturities decreased to $50.6 million at December 31, 1996 (0.2% of the amortized cost of this category) from $70.8 million (0.4%) at December 31, 1995, principally as assets were written down or sold.

The Equitable does not accrue interest income on problem fixed maturities unless management believes the full collection of principal and interest is probable. For 1996, 1995 and 1994, investment income included $0.1 million, $0.0 million and $1.3 million, respectively, of interest accrued on problem fixed maturities. Interest not accrued on problem fixed maturity investments totaled $9.5 million, $11.2 million and $10.7 million for 1996, 1995 and 1994, respectively. The amortized cost of wholly or partially non-accruing problem fixed maturities was $45.7 million, $70.8 million and $44.8 million at December 31, 1996, 1995 and 1994, respectively.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                            December 31,
                                              ---------------------------------------
                                                 1996          1995          1994
                                              -----------   -----------  ------------
FIXED MATURITIES (Public and Private).......   $ 21,711.6    $ 19,149.9   $ 16,871.6
Problem fixed maturities....................         50.6          70.8         94.9
Potential problem fixed maturities..........          0.5          43.4         96.2
Restructured fixed maturities(1)............          3.4           7.6         38.2

(1) Excludes restructured fixed maturities of $2.5 million, $3.5 million and $24.0 million that are shown as problems at December 31, 1996, 1995 and 1994, respectively, and excludes $9.2 million of restructured fixed maturities that are shown as potential problems at December 31, 1995.

The Equitable reviews all fixed maturities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria that may cause a fixed maturity security to be so identified are (i) debt service coverage or cash flow falling below certain thresholds which vary according to the issuer's industry and other relevant factors, (ii) significant declines in revenues and/or margins, (iii) violation of financial covenants, (iv) public securities trading at a substantial discount as a result of specific credit concerns and (v) other subjective factors relating to the issuer.

Based on its monitoring of fixed maturities, management identifies a class of potential problem fixed maturities, which consists of fixed maturities not currently classified as problems but for which management has serious doubts as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential


                                      7-26
problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the issuer. The amortized cost of potential problem fixed maturities decreased to $0.5 million at December 31, 1996 from $43.4 million at December 31, 1995 as new potential problems were more than offset by assets sold, classified as problems or repaid.

In certain situations, the terms of some fixed maturity assets are restructured or modified. Management defines restructured investments in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Restructured fixed maturities decreased to $3.4 million at year end 1996 from $7.6 million at December 31, 1995 as assets were reclassified as problems, repaid or written down. These amounts exclude problem restructured and potential problem restructured fixed maturities.

The foregone interest on restructured fixed maturities (including restructured fixed maturities presented as problem or potential problem fixed maturities) for 1994 was $0.6 million. There was no foregone interest on restructured fixed maturities in 1996 and 1995. The amortized cost of wholly or partially non-accruing restructured fixed maturities (including restructured fixed maturities presented as problem or potential problem fixed maturities) was $0.4 million, $2.8 million and $17.1 million at December 31, 1996, 1995 and 1994, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. As of December 31, 1996, commercial mortgages totaled $2.90 billion (63.4% of the amortized cost of the category), agricultural loans were $1.67 billion (36.5%) and residential loans were $4.0 million (0.1%).

In 1996, total investment results on mortgages decreased by $24.1 million (5.8%) from 1995 levels. The investment income decrease resulted from a declining asset base, in large part resulting from loan repayments. There were investment losses on mortgages of $34.3 million and $43.2 million in 1996 and 1995, respectively, which reflected additions to asset valuation allowances of $43.7 million in 1996 as compared to $53.6 million in 1995.

At December 31, 1996 and 1995, respectively, management identified impaired mortgage loans with a carrying value of $531.7 million and $507.2 million. The provision for losses for these impaired loans was $59.3 million and $80.8 million at December 31, 1996 and 1995, respectively. Income earned on these loans in 1996 and 1995, respectively, was $49.6 million and $33.8 million, including cash received of $44.6 million and $29.7 million.

                                      7-27

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                  December 31,
                                                   --------------------------------------
                                                      1996          1995          1994
                                                   -----------   -----------  -----------
COMMERCIAL MORTGAGES.............................   $ 2,901.2     $ 3,413.7    $ 4,007.4
Problem commercial mortgages(1)..................        11.3          41.3        107.0
Potential problem commercial mortgages...........       425.7         194.7        349.4
Restructured commercial mortgages(2).............       269.3         522.2        459.4

VALUATION ALLOWANCES.............................   $    64.2     $    79.9    $   106.4
As a percent of commercial mortgages.............         2.2%          2.3%         2.7%
As a percent of problem commercial mortgages.....       568.1%        193.5%        99.4%
As a percent of problem and potential problem
  commercial mortgages...........................        14.7%         33.9%        23.3%
As a percent of problem, potential problem and
  restructured commercial mortgages..............         9.1%         10.5%        11.6%

AGRICULTURAL MORTGAGES...........................   $ 1,672.7     $ 1,624.1    $ 1,618.5
Problem agricultural mortgages(3)................         5.4          82.9         17.5
Potential problem agricultural mortgages.........         0.0           0.0         68.2
Restructured agricultural mortgages..............         2.0           2.0          1.4

VALUATION ALLOWANCES.............................   $     0.0     $     4.0    $     4.0

(1) Includes delinquent mortgage loans of $5.8 million, $41.3 million and $100.6 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $5.5 million, $0.0 million and $6.4 million, respectively, at the same dates.

(2) Excludes restructured commercial mortgages of $1.7 million, $12.6 million and $1.7 million that are shown as problems at December 31, 1996, 1995 and 1994, respectively, and excludes $229.5 million, $148.3 million and $180.9 million of restructured commercial mortgages that are shown as potential problems at December 31, 1996, 1995 and 1994, respectively.

(3) Includes delinquent mortgage loans of $0.3 million, $77.2 million and $8.8 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $5.1 million, $5.7 million and $8.7 million, respectively, at the same dates.

Management has a process to closely monitor the performance of its mortgage loan portfolio and local market dynamics. When management believes a specific loan will experience payment problems, The Equitable will discuss various restructuring alternatives with the borrower, as well as consider foreclosure. Because the mortgage portfolio is managed by Equitable Real Estate, which has expertise in a variety of real estate disciplines, The Equitable is able to deal directly and aggressively with its problem mortgages.

The volume of problem commercial mortgage loans (defined as mortgages 60 days or more past due or mortgages in process of foreclosure) continued to decline during 1996. At December 31, 1996, 1995 and 1994, problem commercial mortgage loans totaled $11.3 million, $41.3 million and $107.0 million, respectively, or 0.4%, 1.2% and 2.7%, respectively, of the total amortized cost of commercial mortgages at such dates.

                                      7-28

The amortized cost of wholly or partially non-accruing problem commercial mortgages was $11.3 million, $38.7 million and $107.0 million at December 31, 1996, 1995 and 1994, respectively. For 1995, investment income included $0.1 million of interest accrued on problem loans; no interest was accrued on problem loans in 1996 and 1994. Interest not accrued on problem commercial mortgages totaled $0.4 million, $3.3 million and $9.4 million for 1996, 1995 and 1994, respectively.

The Equitable reviews its commercial mortgage loan portfolio and identifies monthly all commercial mortgage loans that management concludes require additional monitoring. Among the criteria that may cause a loan to be so identified are (i) borrower bankruptcies, (ii) bankruptcies of major tenants of mortgaged properties, (iii) requests from borrowers for loan restructuring or other relief, (iv) known or suspected cash flow deficiencies, (v) lateness of payments, (vi) noncompliance with covenants, (vii) known or suspected loan to value imbalances, (viii) lease rollovers affecting debt service coverage or property value, (ix) property vacancy rates, (x) maturing loans identified as potential refinancing risks, and (xi) other subjective factors relating to the borrower or the mortgaged property.

Based on its monthly monitoring of commercial mortgages, management identifies a class of potential problem mortgages, which consists of mortgage loans that are not currently classified as problems but for which management has serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgment by management as to likely future market conditions and developments with respect to the borrower or the individual mortgaged property. Potential problem commercial mortgages increased during 1996 as new potential problems more than offset removals due to improvements and repayments.

                                      7-29

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                      December 31, 1996
                                           -------------------------------------
                                                    (Dollars In Millions)

                                              Number of    Amortized      % of
                                                Loans         Cost        Total
                                           ------------ --------------  --------
Problem Commercial Mortgages
Property Type:
Office....................................         1     $      5.5       48.7%
Retail....................................         1            4.1       36.3
Apartment.................................         1            1.7       15.0
                                           ------------ --------------  --------
Total.....................................         3     $     11.3      100.0%
                                           ============ ==============  ========
State:
Connecticut...............................               $      5.5       48.7%
Mississippi...............................                      4.1       36.3
Indiana...................................                      1.7       15.0
                                                        --------------  --------
Total.....................................               $     11.3      100.0%
                                                        ==============  ========
Potential Problem Commercial Mortgages
Property Type:
Retail....................................        13     $    188.4       44.3%
Hotel.....................................         5          133.0       31.2
Office....................................         8           77.0       18.1
Industrial................................         2           27.3        6.4
                                           ------------ --------------  --------
Total.....................................        28     $    425.7      100.0%
                                           ============ ==============  ========
State:
Illinois..................................               $    108.8       25.6%
New York..................................                     97.3       22.9
Pennsylvania..............................                     60.0       14.1
Virginia..................................                     56.1       13.2
Massachusetts.............................                     35.3        8.3
Texas.....................................                     23.9        5.6
Other (no state larger than 5.0%).........                     44.3       10.3
                                                        --------------  --------
Total.....................................               $    425.7      100.0%
                                                        ==============  ========

In certain situations, mortgages may be restructured or modified within the meaning of SFAS Nos. 114 and 15, as amended. The amount of restructured commercial mortgages decreased during 1996, as new restructureds were offset by reclassification to potential problems or performing status, as well as payoffs. The original weighted average coupon rate of the $269.3 million of restructured commercial mortgages was 9.7%. As a result of these restructurings, the restructured weighted average coupon rate is 8.6% and the restructured cash payment rate is 8.3%. The foregone interest on restructured commercial mortgages (including restructured mortgages presented as problem or potential problem mortgages) for 1996, 1995 and 1994 was $5.9 million, $7.6 million and $5.7 million, respectively.

                                      7-30

The following table sets out the distribution, by property type and by state, of restructured commercial mortgages.

                        Restructured Commercial Mortgages
                          By Property Type and By State
                                December 31, 1996
                              (Dollars In Millions)

                                            Number of    Amortized      % of
                                              Loans         Cost       Total
                                         -------------  ------------  -------
Property Type:
Office..................................        12       $  140.1      52.0%
Industrial..............................         2           78.3      29.1
Hotel...................................         3           45.9      17.0
Retail..................................         1            5.0       1.9
                                         -------------  ------------  -------
Total...................................        18       $  269.3     100.0%
                                         =============  ============  =======
State:
Texas...................................                 $  109.9      40.8%
California..............................                     70.2      26.1
New Jersey..............................                     36.1      13.4
Maryland................................                     19.6       7.3
New York................................                     19.3       7.2
Other (no state larger than 5.0%).......                     14.2       5.2
                                                        ------------  -------
Total...................................                 $  269.3     100.0%
                                                        ============  =======

For 1996, scheduled amortization payments and prepayments received on commercial mortgage loans aggregated $291.1 million. For 1996, $355.5 million of commercial mortgage loan maturity payments were scheduled, of which $202.6 million (57.0%) were paid as due. Of the amount not paid, $53.3 million (15.0%) were granted short-term extensions of up to six months, $52.7 million (14.8%) were extended for a weighted average of 3.5 years at a weighted average interest rate of 8.8%, $46.6 million (13.1%) were delinquent or in default for non-payment of principal and the balance of $0.3 million (0.1%) was foreclosed upon.

During 1997, approximately $774.5 million of commercial mortgage principal payments are scheduled, including $699.7 million of payments at maturity on commercial mortgage balloon loans. An additional $636.8 million of commercial mortgage principal payments, including $513.2 million of payments at maturity on commercial mortgage balloon loans, are scheduled for 1998 and 1999. Depending on market conditions and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

During  1996,  1995  and  1994,  the  amortized  cost of  foreclosed  commercial mortgages totaled $18.3 million, $103.1 million and $469.1 million, respectively. At the time of foreclosure, reductions in amortized cost reflecting the writing down of these properties to estimated fair value totaled $2.4 million, $54.4 million and $152.3 million in 1996, 1995 and 1994, respectively.

As of December 31, 1996, problem agricultural mortgages (defined as mortgages with payments 90 days or more past due or in foreclosure) totaled $5.4 million, or 0.3% of the amortized cost of the agricultural mortgage portfolio, as compared with $82.9 million (5.1%) and $17.5 million (1.1%) at December 31, 1995 and 1994, respectively. The 1996 decrease in problem agricultural mortgages was largely due to foreclosures. There were no potential problem agricultural mortgages at December 31, 1996 and 1995 as compared to $68.2 million (4.2%) at December 31, 1994.

For 1996, 1995 and 1994, the amortized cost of foreclosed agricultural mortgages totaled $64.6 million, $5.5 million and $19.8 million, respectively.

                                      7-31

Equity Real Estate. The equity real estate category consists primarily of a diversified group of office, retail, industrial, mixed use and other properties. Office properties constituted the largest component (68.6% of amortized cost) of this portfolio at December 31, 1996.

In 1996, total investment results on equity real estate assets declined by $1.6 million or 34.8%. The 1996 portfolio performance was significantly lower than the $4.6 million reported in 1995 and the $127.7 million generated in 1994. Investment income was $88.6 million in 1996, as compared to $92.5 million and $107.8 million in 1995 and 1994, respectively. Investment losses in 1996 were $85.6 million, $2.3 million lower than in 1995.

During 1996, 1995 and 1994, The Equitable received proceeds from the sale of equity real estate of $624.2 million, $587.7 million and $268.5 million, respectively. Management establishes allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between amortized cost and sales proceeds. (For a discussion of all asset valuation allowances on equity real estate, see "Continuing Operations Investment Portfolio - Asset Valuation Allowances and Writedowns.") As presented below, investment gains were recognized on sales in 1996 and 1994 primarily reflecting gains realized on the sale of properties as to which no valuation allowance had been established.

                         Equity Real Estate Sold By Year
                                  (In Millions)

                                                       1996         1995           1994
                                                   -----------   ----------   -----------

Amortized cost at beginning of year..............   $  751.5      $ 635.4      $  234.9
Writedowns and allowances:
  Cumulative allowances established prior to
    year of sale.................................      (90.7)       (17.6)         (7.0)
  Allowances established in year of sale.........      (25.2)       (29.6)         (4.1)
  Adoption of SFAS No. 121 writedowns at
    January 1, 1996..............................      (41.5)         -             -
                                                   -----------   ----------   -----------
Total writedowns and allowances..................     (157.4)       (47.2)        (11.1)
                                                   -----------   ----------   -----------
Carrying value at date of sale...................      594.1        588.2         223.8
Sales proceeds...................................      624.2        587.7         268.5
                                                   -----------   ----------   -----------
Gains(Losses) on Sales...........................   $   30.1      $  (0.5)     $   44.7
                                                   ===========   ==========   ===========

As presented in the table above, due to real estate market conditions, proceeds from the sale of most equity real estate properties have been less than amortized cost (before SFAS No. 121 writedowns and allowances) at the date of sale. The amortized cost of equity real estate properties held for sale at December 31, 1996 was $465.7 million for which allowances of $90.4 million have been established. The Equitable intends to continue to seek to sell individual equity real estate properties on an opportunistic basis. If a significant amount of equity real estate not currently held for sale is sold, material investment losses would likely be incurred.

At December 31, 1996, the overall vacancy rate for The Equitable's real estate office properties was 14.3%, with a vacancy rate of 9.8% for properties acquired as investment real estate and 27.4% for properties acquired through foreclosure. The national commercial office vacancy rate was 12.8% (as of September 30, 1996) as measured by CB Commercial. Lease rollover rates for such properties for 1997, 1998 and 1999 range from 6.3% to 12.4%.

At December 31, 1996, the equity real estate category included $2.58 billion amortized cost of properties acquired as investment real estate (or 71.6% of amortized cost of equity real estate held) and $1.03 billion (28.4%) amortized cost of properties acquired through foreclosure (including in-substance foreclosure).  Asset  valuation  allowances  related to the equity  real  estate


                                      7-32
category at December 31, 1996 totaled $90.4 million (2.5% of amortized cost). Cumulative writedowns recognized on foreclosed properties were $315.0 million through December 31, 1996. As of December 31, 1996, the carrying value of the equity real estate portfolio was 74.9% of its original cost. The amortized cost of foreclosed equity real estate totaled $1.18 billion (26.9% of amortized cost) and $1.36 billion (28.0%) at year end 1995 and 1994, respectively. Depending on future real estate market conditions, there may be further acquisitions of equity real estate through foreclosure.

The following table summarizes the distribution by property type and by state of foreclosed equity real estate properties.

                    Foreclosed Equity Real Estate Properties
                          By Property Type and By State
                                December 31, 1996
                              (Dollars In Millions)

                                              Number of   Amortized     % of
                                             Properties     Cost       Total
                                           ------------ ------------  --------
Property Type:
Office....................................        22     $    452.2     44.1%
Retail....................................        17          196.3     19.2
Mixed Use.................................         1          140.5     13.7
Industrial................................         7           12.7      1.2
Apartment.................................         3            0.2      0.0*
Other.....................................        41          223.5     21.8
                                           ------------ ------------  --------
Total.....................................        91     $  1,025.4    100.0%
                                           ============ ============  ========
State:
California................................               $    277.0     27.0%
Pennsylvania..............................                    106.6     10.4
Georgia...................................                    102.5     10.0
Illinois..................................                    100.8      9.8
Florida...................................                     92.9      9.1
Ohio......................................                     75.7      7.4
Other (no state larger than 5.0%).........                    269.9     26.3
                                                        ------------  --------
Total.....................................               $  1,025.4    100.0%
                                                        ============  ========

* Less than 0.05%.

Total equity real estate with an aggregate carrying value of $375.3 million was classified as available for sale at December 31, 1996, including $144.7 million of foreclosed real estate. At foreclosure, The Equitable assesses each property (except those properties acquired through in-substance foreclosure which are always classified as available for sale) and makes a determination as to whether the property should be classified as being available for sale or held for investment. Because of Equitable Real Estate's expertise in a variety of real estate management disciplines, The Equitable believes it has the capability to manage certain foreclosed assets for the production of income in the same way as properties originally purchased as investments. This treatment of foreclosed assets is consistent with The Equitable's periodic review of all of its equity real estate assets, including properties that were originally purchased as investments, to determine whether the assets should be classified as available for sale or held for investment.

                                      7-33

Other  Equity   Investments.   Other  equity  investments   consist  of  limited
partnership interests in high yield funds managed by third parties ($485.7 million or 70.2% of amortized cost of this portfolio at December 31, 1996), common and non-redeemable preferred stocks most of which were acquired in connection with below investment grade fixed maturity investments ($128.7 million or 18.5%) and Equitable Deal Flow Fund, L.P., a high yield limited partnership sponsored by Equitable Life ($78.0 million or 11.3%). The high yield funds in which the Insurance Group holds equity interests principally invest in below investment grade fixed maturities and associated equity securities. These funds can create significant volatility in investment income since they are accounted for in accordance with the equity method that treats increases and decreases in The Equitable's allocable portion of the estimated fair value of the underlying partnership assets, whether realized or unrealized, as investment income or loss to The Equitable.

Returns on other equity investments have been very volatile. Total investment results on other equity investments increased by $36.2 million in 1996 from 1995 and decreased $40.2 million in 1995 from 1994. Investment income increased by $29.6 million in 1996 from 1995 and $33.7 million in 1995 from 1994. There were investment gains of $14.1 million in 1996, as compared to $7.5 million in 1995 and $81.4 million in 1994. Investment gains have primarily resulted from the gain on sale of certain common stock investments held in the portfolio.

Policy Loans. As of December 31, 1996, General Account Investment Assets included $3.96 billion in outstanding policy loans which are collateralized by the cash value of the underlying insurance policies. The policy loan interest rates charged to policyholders are specified in the policies and ranged from 5.0% to 8.0% for policies with fixed rate provisions during 1996. For policies with variable rate provisions, the loan interest rates were tied to external indices. Interest rates charged on policy loans generally exceed interest rates credited on the underlying policies.

Holding Company Group Investment Portfolio

At December 31, 1996, the portfolio's $705.7 million carrying value was made up of fixed maturities ($657.7 million or 93.2%, $444.9 million with an NAIC 1 rating), cash and short-term investments ($40.6 million or 5.8%) and other equity investments ($7.4 million or 1.0%). At December 31, 1995, the Holding Company Group investment portfolio's carrying value was $773.1 million, which included $410.8 million of fixed maturities ($143.3 million with an NAIC 1 rating), $46.8 million of other equity investments and $315.5 million of cash and short-term investments. At December 31, 1996, the amortized cost of the Holding Company Group's fixed maturity portfolio was $655.4 million compared with an estimated market value of $674.3 million.

For 1996, the Holding Company Group investment results increased by $35.2 million from the 1995 level. This increase was primarily due to an increase in investment income of $9.6 million for 1996 compared to 1995, an increase in realized gains on fixed maturities of $14.4 million in 1996 compared to 1995 and an increase in realized gains on equity securities of $11.2 million in 1996 compared to 1995. There were no writedowns on private below investment grade fixed maturities in the portfolio during 1996.

For 1995, the Holding Company Group investment results declined by $5.4 million from the 1994 level. This decline was primarily due to lower investment income on Trust assets of $5.3 million and $6.5 million of losses on equity securities partially offset by $4.6 million lower investment losses on the Trust's fixed maturities portfolio. In 1995, there were $14.9 million of writedowns on private below investment grade fixed maturities in the portfolio.

                                      7-34


                     Holding Company Group Fixed Maturities
                                By Credit Quality
                              (Dollars In Millions)

                                             December 31, 1996                  December 31, 1995
               Rating Agency      ----------------------------------   ----------------------------------
  NAIC          Equivalent          Amortized   % of     Estimated       Amortized    % of    Estimated
 Rating         Designation            Cost     Total    Fair Value         Cost      Total   Fair Value
---------- --------------------- ------------ --------  ------------   ------------ -------  -----------
   1-2     Aaa/Aa/A and Baa....  $    525.0     80.1%   $     537.8     $   222.5     54.2%    $   241.9
   3-6     Ba and lower........       130.4     19.9          136.5         188.1     45.8         190.6
                                ------------- --------- -------------   ----------- --------  -----------
  Total........................  $    655.4    100.0%   $     674.3     $   410.6    100.0%    $   432.5
                                ============= ========= =============   =========== ========  ===========

At December 31, 1996, the amortized cost of potential problem fixed maturities was $6.0 million and was $10.9 million for restructured fixed maturities. There were no problem fixed maturities at December 31, 1996; there was no foregone interest on restructured fixed maturities (including problem fixed maturities) for 1996.

At December 31, 1995, the amortized cost was $21.0 million for problem fixed maturities, $10.5 million for potential problem fixed maturities and $8.6 million for restructured fixed maturities. There was no foregone interest on restructured fixed maturities (including problem fixed maturities) for 1995.


DISCONTINUED OPERATIONS

In 1991, management adopted a plan to discontinue the business of certain pension operations consisting of Wind-Up Annuities and GIC lines of business. The loss allowance and premium deficiency reserve of $569.6 million provided for in 1991 was based on management's best judgment at that time. Since that date, the incurred losses of these discontinued operations have been charged to the loss allowance and reserve. At December 31, 1996, investments for discontinued operations were $2.47 billion, primarily consisting of $1.11 billion and $925.6 million of mortgages and equity real estate, respectively. At December 31, 1996, $1.34 billion of policyholders' liabilities were outstanding, of which $290.7 million were related to GIC products. This is a decrease from the high in September 1986 of $14.56 billion and from $6.47 billion at December 31, 1991. Payments of maturing GIC contracts and voluntary client withdrawals totaled $67.0 million and $562.6 million in 1996 and 1995, respectively, with scheduled payments of maturing GIC contracts of $270.4 million anticipated in 1997. Therefore, discontinued operations' policyholders' liabilities are expected to decline by the end of 1997 to $1.07 billion, of which $32.3 million will be represented by GICs and the balance by Wind-Up Annuities.

The Equitable's quarterly process for evaluating the loss provisions applies the current period's results of the discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. Additionally, as part of The Equitable's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These projections were utilized in the fourth quarter evaluation of the adequacy of the loss provisions.

Projected investment cash flows, which primarily relate to mortgages, equity real estate and other equity interests, have been revised to reflect management's current expectations. Benefit cash flow assumptions also have been revised to incorporate the expected trend in improving mortality experience for Wind-Up Annuities which results in longer policyholder benefit streams. Additionally, the methodology for the projection of cash flows was refined to incorporate the expected remaining lives of the assets in the existing portfolio in lieu of utilizing a five-year projection of specific asset cash flows. Real estate cash flow projections incorporated are consistent with those used in the determination of impairment pursuant to SFAS No. 121. This refinement in methodology more fully recognizes the long term nature of the Wind-Up Annuities.

                                      7-35

The evaluation performed in the fourth quarter utilizing the aforementioned projections of cash flows resulted in the need to strengthen the loss provisions by $129.0 million. The primary factors contributing to this strengthening were changes in projected cash flows for mortgages and other equity investments due to lower portfolio balances as the result of higher than anticipated redemptions and repayments in 1996 and an increase in assumed mortgage defaults as well as an increase in projected benefit payments due to the expected increase in longevity of Wind-Up Annuities beneficiaries.

Management believes the loss provisions for Wind-Up Annuities and GIC contracts at December 31, 1996 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets and ultimate mortality experience. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates underlying the loss provisions, the difference would be reflected as a loss on discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss provisions are likely to result.

Results of Operations. In 1996, excluding the aforementioned reserve strengthening, $23.7 million of pre-tax losses were incurred compared to $25.1 million in 1995 and $21.7 million in 1994; these pre-tax losses incurred were charged to the GIC Segment's loss provisions. The premium deficiency reserve and loss allowance for Wind-Up Annuities and GIC contracts totaled $262.0 million at December 31, 1996, including the $129.0 million pre-tax reserve strengthenings.

Discontinued operations' investment income of $245.4 million was $78.2 million lower than 1995 primarily due to the absence of a tax settlement which benefited discontinued operations in 1995 and lower investment assets due to net repayments of $1.02 billion of borrowings from continuing operations by the GIC Segment in 1996, partially offset by higher yield from other equity investments. Investment income in 1995 of $323.6 million was $70.7 million lower than 1994 primarily due to the January 1995 partial repayment of $1.16 billion of borrowings from continuing operations by the GIC Segment and the payment of $562.6 million of GIC contract maturities, partially offset by higher interest related to a tax settlement. Net investment (losses) gains were $(18.9) million, $(22.9) million and $26.8 million in 1996, 1995 and 1994, respectively.

In January 1995, continuing operations transferred $1.22 billion in cash to the GIC Segment in settlement of its obligation to fund the accumulated deficit of the GIC Segment. Subsequently, the GIC Segment remitted $1.16 billion in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions. As a result of these transactions, the GIC Segment's total investment income and benefits and other deductions for 1995 were both reduced from 1994 amounts. Total investment income within Insurance Operations and Corporate interest expense were also reduced in 1995.

Interest credited on Wind-Up Annuities and GIC contracts was $126.4 million in 1996, down $35.3 million and $86.0 million, from 1995 and 1994, respectively, primarily due to repayments of amounts due under GIC contracts. The weighted average crediting rates were 9.2%, 9.2% and 9.5% in 1996, 1995 and 1994, respectively. The interest expense on intersegment borrowings by the GIC Segment from continuing operations was $114.3 million in 1996, down $40.3 million and $105.4 million, respectively, from 1995 and 1994 levels.

Amounts due to continuing operations of $1.08 billion and $2.10 billion at December 31, 1996 and 1995, respectively, consisted of intersegment borrowings by the GIC Segment from continuing operations, offset in 1996 by $83.8 million representing the obligation of continuing operations to provide assets to fund the GIC Segment accumulated deficit.

                                      7-36

Estimates of annual net cash flows for discontinued operations follow:

                            Projections at December 31,
                    --------------------------------------------
                                   (In Billions)

                                    1995              1996
                               ---------------   ---------------

                    1996.....   $     0.65        $      -
                    1997.....        (0.11)            0.19
                    1998.....          -               0.02

Cash requirements are funded by cash flows from assets held by the GIC Segment and new intersegment loans from continuing operations. The increase in projected cash flows for 1997 resulted from a higher level of assumed real estate sales and the expected settlement of $83.8 million by continuing operations of its obligation to fund the accumulated deficit of the GIC Segment. The intersegment loan balance at December 31, 1996 of $1.08 billion is expected to be reduced by approximately $191.5 million during 1997 and by approximately $22.1 million and $137.7 million in 1998 and 1999, respectively. The net cash flows for the GIC Segment are projected to be approximately $728.8 million for the years 2000 through 2006, resulting in the complete repayment of the projected balance of intersegment loans by December 31, 2006. The weighted average interest rate on intersegment loans in 1996 was 7.11% as compared to 7.13% in 1995. The projection at December 31, 1996 assumed new intersegment loans are made for a term of three years.

Other material assumptions used in the determination of cash flow projections follow:

 (i) Future annual investment income projections on the GIC Segment investment portfolio through maturity or assumed disposition of substantially all of the existing investment assets ranged in the 1996 projection from 5.4% to 5.9% as compared to 6.8% to 7.2% in the 1995 projection. The decrease in the expected yields is primarily attributable to the reduction of projected other equity investments and mortgage investment assets, as the balance of these asset classes decreased during 1996 due to higher than anticipated redemptions and repayments.

 (ii) Sales of equity real estate assets over time as market conditions improve, with the proceeds therefrom and from other maturing GIC Segment Investment Assets being used to pay maturing GIC Segment liabilities or to repay outstanding intersegment borrowings. The assumptions underlying the equity real estate cash flow projections are consistent with the cash flow projections used in the determination of impairment pursuant to SFAS No. 121.

 (iii)Interest to be credited to policyholders' accounts under the fixed terms of the underlying agreements, which terms, in the case of the GIC contracts, establish well defined liability payment schedules.

 (iv) In the 1996 projections, Wind-Up Annuities' projected cash flows beyond the year 2011 were discounted at 7.5%. In the 1995 projections, such cash flows beyond the year 2000 were discounted at 7.43%.

 (v) As a result of recent deteriorations in The Equitable's own Wind-Up Annuities' mortality experience as evidenced by mortality losses of $3.5 million and $2.3 million experienced in 1996 and 1995, respectively, The Equitable reviewed industry and social security population data. These studies resulted in changes to assumptions recognizing further future mortality improvements as applied to the 1983 GAM (Group Annuity Mortality table). The result of improved mortality is to extend the periods that payments will continue to be made to the annuitants and, therefore, negatively impact the projections of future cash flows.

                                      7-37

GIC Segment Investment Portfolio

In 1996, investment results from GIC Segment Investment Assets totaled $229.0 million, unchanged from 1995 as the $4.0 million decrease in investment income offset the $4.0 million lower investment losses. The investment income for 1996 reflected increases of $22.9 million, $9.7 million and $1.5 million for other equity investments, equity real estate and cash and short-term investments, respectively, which were more than offset by lower income on the mortgage loan and fixed maturities portfolios of $24.7 million and $13.4 million, respectively. A $2.0 million gain on mortgage loans compared to the 1995 loss of $8.4 million and lower investment losses of $9.8 million for fixed maturities were offset by $13.9 million higher losses on equity real estate and $2.3 million of lower gains on other equity investments. Investment yields increased to 7.89% from 6.55% in 1995.

Investment results on the GIC Segment portfolios in 1995 declined $94.5 million from $323.5 million in 1994. Investment income decreased $44.8 million primarily due to $35.5 million lower income on the mortgage loan portfolio and a $9.5 million decrease on equity real estate. There were losses of $22.9 million in 1995 as compared with $26.8 million in investment gains in 1994. The decline was due to the $26.4 million decrease in gains on other equity investments, losses of $5.6 million on equity real estate in 1995 as compared with gains of $5.4 million in 1994 and $6.4 million and $5.9 million higher losses in 1995 on the mortgage loan and fixed maturity portfolios, respectively. The total portfolio's yield in 1995 was 6.55%, down from 7.71% in 1994.

Total investment income included non-cash amounts from amortization, payment-in-kind distributions and undistributed equity earnings of $11.9 million, $8.0 million and $7.2 million for 1996, 1995 and 1994, respectively. Investment income is shown net of depreciation of $25.9 million, $32.7 million and $37.7 million, respectively, for such periods.

The following table shows the major categories of GIC Segment Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1996 and by net amortized cost as of December 31, 1995. See Note 7 of Notes to Consolidated Financial Statements.

                          GIC Segment Investment Assets
                              (Dollars In Millions)

                                         December 31, 1996                         December 31, 1995
                       -----------------------------------------------------    ---------------------
                                                                      % of                     % of
                                                         Net       Total Net       Net      Total Net
                         Amortized     Valuation      Amortized    Amortized    Amortized   Amortized
                            Cost       Allowances        Cost         Cost         Cost       Cost
                       -------------  -----------   ------------  ----------    ---------- -----------
Fixed maturities......  $      43.2    $     -       $    43.2        1.7%      $  108.4       3.3%
Mortgages.............      1,120.1          9.0       1,111.1       44.6        1,485.8      45.7
Equity real estate....        954.2         20.4         933.8       37.4        1,131.2      34.8
Other equity
  investments.........        300.5          -           300.5       12.1          455.9      14.0
Cash and short-term
  investments.........        105.8          -           105.8        4.2           72.4       2.2
                       -------------   ----------    ------------  ---------   -----------  ----------
Total.................  $   2,523.8    $    29.4     $ 2,494.4      100.0%      $3,253.7     100.0%
                       =============   ==========    ============  =========   ===========  ==========

                                      7-38

Asset Valuation Allowances and Writedowns

The following table shows asset valuation allowances at the dates indicated.

                          GIC Segment Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                        Equity Real
                                          Mortgages        Estate         Total
                                       -------------   ------------   ------------
December 31, 1996
  Beginning balances.................   $    19.2       $   77.9       $   97.1
  SFAS No. 121 releases(1)...........         -            (71.9)         (71.9)
  Additions..........................         1.9           20.2           22.1
  Deductions.........................       (12.1)          (5.8)         (17.9)
                                       -------------   ------------   ------------
  Ending Balances....................   $     9.0       $   20.4       $   29.4
                                       =============   ============   ============
December 31, 1995
  Beginning balances.................   $    50.2       $   74.7       $  124.9
  Additions..........................        10.8           19.3           30.1
  Deductions.........................       (41.8)         (16.1)         (57.9)
                                       -------------   ------------   ------------
  Ending Balances....................   $    19.2       $   77.9       $   97.1
                                       =============   ============   ============
December 31, 1994
  Beginning balances.................   $    61.4       $   61.5       $  122.9
  Additions..........................         8.0           25.0           33.0
  Deductions.........................       (19.2)         (11.8)         (31.0)
                                       -------------   ------------   ------------
  Ending Balances....................   $    50.2       $   74.7       $  124.9
                                       =============   ============   ============

(1) As a result of adopting SFAS No. 121, $71.9 million of allowances on assets held for investment were released and impairment losses of $69.8 million were recognized on real estate held and used.

Writedowns on fixed maturities (primarily related to below investment grade securities) aggregated $1.6 million, $8.1 million and $17.8 million in 1996, 1995 and 1994, respectively. Writedowns on equity real estate subsequent to the adoption of SFAS No. 121 totaled $12.3 million in 1996.

                                      7-39

Investment Results by Asset Category

Fixed Maturities - At December 31, 1996, the amortized cost of the GIC Segment's fixed maturity portfolio was $43.2 million compared with an estimated fair value of $42.8 million. GIC Segment fixed maturities consist of publicly traded debt securities, privately placed debt securities and redeemable preferred stock, which represented 5.1%, 67.1% and 27.8%, respectively, of amortized cost of this asset category at December 31, 1996. At that same date, approximately 44.3% ($19.1 million) of the GIC Segment's fixed maturities were scheduled to mature within five years (with 4.2%, or $1.8 million, scheduled to mature in 1997).

Total investment results on fixed maturity investments fell to $7.6 million in 1996 from $11.2 million in 1995 and $25.8 million in 1994. The decrease in investment results during this period was largely due to a decline in investment income to $9.6 million in 1996, down from $23.0 million and $31.7 million in 1995 and 1994, respectively, principally as a result of a significantly smaller asset base. Total yields were 10.27%, 6.51% and 8.37% in 1996, 1995 and 1994, respectively. There were investment losses of $2.0 million on fixed maturity investments during 1996, as compared to $11.8 million in 1995 and $5.9 million in 1994. The losses primarily were due to asset writedowns of $1.6 million in 1996 compared to writedowns of $8.1 million and $17.8 million in 1995 and 1994, respectively.

As of December 31, 1996, the GIC Segment fixed maturities with an amortized cost of $43.2 million (compared to $108.4 million as of December 31, 1995) consisted of $17.5 million of investment grade securities (NAIC 1 and 2), largely public and private corporate debt, $13.7 million of below investment grade (NAIC 3-6) securities, largely directly negotiated debt investments, and $12.0 million of redeemable preferred stock.

The amount of problem fixed maturities decreased during 1996 as assets were exchanged, written down or sold.

                          GIC Segment Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                      December 31,
                                             ------------------------------
                                               1996      1995        1994
                                             -------  ---------   ---------
FIXED MATURITIES (Public and Private).......  $ 43.2   $  108.4    $ 231.4
Problem fixed maturities....................     0.5        6.2       20.3
Potential problem fixed maturities..........     1.0        7.2       25.0
Restructured fixed maturities(1)............     5.7        9.0       33.7

(1) Excludes restructured fixed maturities of $0.5 million, $6.1 million and $15.0 million that are shown as problems at December 31, 1996, 1995 and 1994, respectively. There were no restructured fixed maturities shown as potential problems.

Mortgages - As of December 31, 1996, GIC Segment commercial mortgages totaled $1.04 billion (92.8% of amortized cost of the category), agricultural loans were $81.1 million (7.2%) and residential loans were $0.1 million (0.0%). Office, retail and hotel properties accounted for 53.9%, 18.2% and 16.2%, respectively, of amortized cost of GIC Segment commercial mortgages as of December 31, 1996. Properties in New York (14.2% as measured by amortized cost), Texas (13.4%), New Jersey (12.1%), the District of Columbia (10.8%), Louisiana (6.9%), Ohio (6.0%) and Illinois (5.3%) represented the largest amounts of GIC Segment commercial mortgages. Not more than 5.0% (as measured by amortized cost) of GIC Segment commercial mortgages was located in any other single state.

                                      7-40

For 1996, total investment results on GIC Segment mortgages were $123.5 million, as compared to $137.8 million and $179.7 million in 1995 and 1994, respectively. Total investment yields were 9.30%, 8.59% and 9.44% in 1996, 1995 and 1994, respectively. The drop in investment income to $121.5 million in 1996, as compared to $146.2 million in 1995 and $181.7 million in 1994, reflected the shrinking asset base. There were investment gains of $2.0 million in 1996, compared to investment losses of $8.4 million in 1995 and $2.0 million in 1994. Investment gains in 1996 relative to 1995 reflected lower additions to asset valuation allowances.

                              GIC Segment Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                    December 31,
                                                     ------------------------------------------
                                                        1996           1995             1994
                                                     ------------   ------------   ------------
COMMERCIAL MORTGAGES...............................   $  1,038.9     $ 1,379.5       $ 1,630.5
Problem commercial mortgages(1)....................          6.7          33.4            13.0
Potential problem commercial mortgages.............         29.1          42.0           182.3
Restructured commercial mortgages(2)...............        198.9         252.6           223.6

VALUATION ALLOWANCES...............................   $      9.0     $    19.2       $    50.2
As a percent of commercial mortgages...............          0.9%          1.4%            3.1%
As a percent of problem commercial mortgages.......        134.3%         57.5%          386.2%
As a percent of problem and potential problem
  commercial mortgages.............................         25.1%         25.5%           25.7%
As a percent of problem, potential problem and
  restructured commercial mortgages................          3.8%          5.9%           12.0%

AGRICULTURAL MORTGAGES.............................   $     81.1     $   109.2       $   131.3
Problem agricultural mortgages(3)..................          1.2           2.0             1.9

(1) Includes delinquent mortgage loans of $6.7 million, $33.4 million and $12.5 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $0.0 million, $0.0 million and $0.5 million at the same respective dates.

(2) Excludes restructured commercial mortgages of $31.5 million that are shown as problems at December 31, 1995, and excludes $9.2 million, $5.1 million and $147.5 million of restructured commercial mortgages that are shown as potential problems at December 31, 1996, 1995 and 1994, respectively.

(3) Includes delinquent mortgage loans of $0.4 million, $0.5 million and $0.1 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $0.8 million, $1.5 million and $1.8 million, respectively, at the same dates.

As of December 31, 1996, problem commercial mortgages totaled $6.7 million, collateralized 100% by retail properties. Properties with problem mortgages were located in Mississippi and Arizona (52.2% and 47.8%, respectively, of amortized cost of such mortgages). The amortized cost of wholly or partially non-accruing problem commercial mortgages was $6.7 million, $31.7 million and $13.0 million at December 31, 1996, 1995 and 1994, respectively.

                                      7-41

At December 31, 1996, $20.0 million of potential problem mortgages (68.7% of amortized cost of such mortgages) were collateralized by hotel properties, $5.2 million (17.9%) by retail properties, $3.2 million (11.0%) by office properties and $0.7 million (2.4%) by industrial properties. Properties with potential problem mortgages were principally located in Texas (67.7% of amortized cost), New Jersey (13.4%) and New York (10.7%). Potential problem commercial mortgages decreased in 1996 as new potential problems were more than offset by changes in classification to in-good-standing or problems.

The 1996 decrease in restructured mortgages was largely due to loans reclassified as in-good-standing or payoffs. At December 31, 1996, 46.7% of restructured commercial mortgages, as measured by amortized cost, were collateralized by office properties, 33.4% by industrial properties, 18.5% by hotels and 1.4% by retail properties. These restructured mortgages were on properties principally located in Texas (45.4% of amortized cost), Louisiana (25.6%) and New Jersey (21.1%). Interest income foregone on restructured commercial mortgages (including problem and potential problem restructured commercial mortgages) totaled $1.4 million, $2.5 million and $0.8 million for 1996, 1995 and 1994, respectively.

For 1996, scheduled amortization payments and prepayments on commercial mortgage loans aggregated $210.8 million. For 1996, $204.9 million of mortgage loan maturity payments were scheduled, of which $124.5 million (60.8%) were paid as due. Of the amount not paid, $63.8 million (31.1% of the amount scheduled) were extended for a weighted average of 3.7 years at a weighted average interest rate of 9.3%, $9.4 million (4.6%) were granted short-term extensions of up to six months, $7.0 million (3.4%) were delinquent or in default for non-payment of principal and $0.2 million (0.1%) were foreclosed upon.

During 1997, approximately $259.1 million of commercial mortgage principal payments are scheduled, including $234.0 million of payments at maturity on commercial mortgage balloon loans. An additional $240.4 million of principal payments, including $191.9 million of payments at maturity on commercial mortgage balloon loans, are scheduled from 1998 through 1999. Depending on the condition of the real estate market and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

During 1996, 1995 and 1994, the amortized cost of foreclosed commercial mortgages totaled $3.0 million, $72.6 million and $68.1 million, respectively. At the time of foreclosure, reductions in amortized cost reflecting the writing down of these properties to estimated fair value totaled $0.1 million, $40.1 million and $6.3 million in 1996, 1995 and 1994, respectively. Foreclosed agricultural mortgages totaled $1.1 million, and $0.9 million for 1996 and 1994, respectively.

Equity Real Estate - At December 31, 1996, the $954.2 million amortized cost of equity real estate in the GIC Segment was principally comprised of office (67.0%), retail (12.3%), industrial (7.1%), mixed use (4.9%) and hotel (1.4%)
properties. GIC Segment equity real estate was principally located in New York (21.8%), California (18.0%), Illinois (11.8%), Texas (9.1%), Pennsylvania (6.2%), Oklahoma (6.0%) and Florida (5.8%).

For 1996, total investment results on equity real estate assets were $10.5 million, as compared to $14.7 million in 1995 and $35.2 million in 1994, reflecting yields of 1.07%, 1.38% and 2.81% in 1996, 1995 and 1994, respectively. Investment income was $30.0 million in 1996, as compared to $20.3 million in 1995 and $29.8 million in 1994. There were investment losses of $19.5 million in 1996, as compared to $5.6 million in 1995 and to gains of $5.4 million in 1994. Writedowns and additions to asset valuation allowances were $32.5 million, $19.3 million and $25.0 million for 1996, 1995 and 1994, respectively.

During 1996, 1995 and 1994, the GIC Segment received proceeds from the sale of equity real estate of $184.3 million, $142.2 million and $284.9 million, respectively. Management establishes valuation allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between amortized cost and sales proceeds. (For a discussion of all asset valuation allowances on equity real estate, see

                                      7-42

"Discontinued Operations - Asset Valuation Allowances and Writedowns"). As presented below, investment gains were recognized on sales in each year primarily reflecting gains realized on the sale of properties as to which no valuation allowance had been established.

                         Equity Real Estate Sold By Year
                                  (In Millions)

                                                   1996         1995          1994
                                                ----------   ----------   -----------

Amortized cost at the beginning of year.......   $ 189.4      $  144.8     $  264.5
Writedowns and allowances:
  Cumulative allowances established prior to
    year of sale..............................      (4.6)         (6.7)        (0.1)
  Allowances established in year of sale......      (1.2)         (8.5)       (12.6)
  Adoption of SFAS No. 121 writedowns at
    January 1, 1996...........................     (10.2)          -            -
                                                ----------   ----------   -----------
Total writedowns and allowances...............     (16.0)        (15.2)       (12.7)
                                                ----------   ----------   -----------
Carrying value at date of sale................     173.4         129.6        251.8
Sales proceeds................................     184.3         142.2        284.9
                                                ----------   ----------   -----------
Gains on Sales................................   $  10.9      $   12.6     $   33.1
                                                ==========   ==========   ===========

As presented in the table, due to real estate market conditions, proceeds from the sale of most equity real estate properties in 1996 and 1995 have been less than amortized cost (before SFAS No. 121 writedowns and allowances) at the date of sale. The amortized cost of equity real estate properties held for sale at December 31, 1996 was $139.5 million for which allowances of $20.4 million have been established. The Equitable intends to continue to seek to sell individual equity real estate properties on an opportunistic basis. If a significant amount of equity real estate not currently held for sale is sold, material investment losses would likely be incurred.

At December 31, 1996, the equity real estate category included properties acquired through foreclosure, including in-substance foreclosure, with an amortized cost of $268.3 million (constituting 28.1% of amortized cost of equity real estate held at that date). Cumulative writedowns recognized on foreclosed properties were $95.0 million through December 31, 1996. At December 31, 1995 and 1994, the amortized cost of foreclosed equity real estate totaled $317.2 million and $317.3 million, respectively (26.2% and 24.8% of total amortized cost, respectively). At December 31, 1996, office, mixed use, retail, industrial and other properties made up 58.3%, 17.3%, 15.1%, 6.2% and 3.1%, respectively, of amortized cost of foreclosed equity real estate. Foreclosed equity real estate is located in Illinois (24.6% of amortized cost of such property), New York (22.1%), California (19.8%), Texas (11.1%) and Colorado (8.2%), with no other single state accounting for more than 5.0% of such amortized cost.

Other Equity Investments - At December 31, 1996, GIC Segment other equity investments of $300.5 million consisted primarily of limited partnership interests in high yield funds managed by third parties ($234.9 million or 78.2% of amortized cost of this portfolio at that date). GIC Segment other equity investments also included common and preferred stocks acquired in connection with the below investment grade fixed maturity investments, as well as other equity investments ($39.6 million or 13.2%) and an investment in the Deal Flow Fund, L.P. ($26.0 million or 8.6%).

Total investment results on other equity investments were $76.7 million, $56.1 million and $80.8 million in 1996, 1995 and 1994, respectively. These investment results reflected yields of 21.74%, 10.54% and 11.95%, for the years 1996, 1995 and 1994, respectively. Investment income amounted to $76.1 million, $53.2 million and $51.5 million in 1996, 1995 and 1994, respectively. Investment gains were $0.6 million, $2.9 million and $29.3 million in 1996, 1995 and 1994, respectively.

                                      7-43

LIQUIDITY AND CAPITAL RESOURCES

The Equitable Companies Incorporated

There were two capital raising initiatives concluded during the fourth quarter of 1995: the DLJ IPO and Equitable Life's issuance of the Surplus Notes. Similarly, two transactions late in 1994 affected The Equitable's capitalization. The exchanges of preferred stock (the "Exchanges") were completed in December 1994. Also, the Holding Company contributed the proceeds from the Senior Notes offering in December 1994 to Equitable Life to improve its 1994 year end capital position (and, hence, its 1994 year end risk-based capital ("RBC") ratio). See Notes 8 and 10 of Notes to Consolidated Financial Statements. The effects of all these capital initiatives are discussed in the following sections.

Liquidity Requirements

The Holding Company's cash requirements include debt service on its senior and subordinated debt, operating expenses, taxes and dividends on both its Series C Convertible Preferred Stock and Common Stock. Pre-tax debt service on its senior and subordinated debt was approximately $72.7 million in 1996. The Holding Company's general and administrative expenses for 1996 totaled $16.4 million.

Since becoming a public company in 1992, the Holding Company's Board of Directors has declared quarterly cash dividends of $.05 per share on the outstanding shares of its Common Stock. During 1996, aggregate cash dividends paid on the Holding Company's Common Stock were $37.0 million.

The Equitable has three series of preferred stock outstanding: $25.0 million of Series C Convertible Preferred Stock, $300.0 million of Series D Convertible Preferred Stock (held by the SECT) and $411.2 million of Series E Convertible Preferred Stock, approximately 95% owned by AXA. The annual dividends on the Series C Convertible Preferred Stock, fixed at 6%, amounted to $1.5 million in 1996. Payment of the Series D Convertible Preferred Stock dividends will have no effect on the Holding Company's liquidity since the SECT will use them to fund expenses, pay interest and principal on its loan from the Holding Company or contribute to compensation and benefit programs. Dividends on the Series E Convertible Preferred Stock totaled $25.2 million in 1996, payable quarterly in shares of Common Stock. On December 19, 1994, all outstanding shares of The
Equitable's Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock, which were held by AXA, were exchanged for shares of Common Stock. Dividends payable in 1994 for the Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock were $14.4 million and $17.2 million, respectively. For more information regarding The Equitable's capital stock, see
Note 10 of Notes to Consolidated Financial Statements included herein.

The Series C Convertible Preferred Stock, the Series E Convertible Preferred Stock and the Subordinated Debentures (collectively, the "Convertible Securities") are all redeemable for Common Stock of the Holding Company, at the option of the Holding Company, if the price of the Common Stock closes above specified price levels for twenty out of thirty trading days. Recently, the price of the Common Stock has closed above the price levels which would permit the Holding Company to so redeem the Convertible Securities.

Liquidity Sources

At December 31, 1996, the Holding Company held cash and short-term investments and U.S. Treasury securities of approximately $145.6 million. Other primary sources of liquidity for the Holding Company include (a) amounts the Holding Company may receive from its subsidiaries in connection with SECT distributions,
(b) dividends from DLJ and (c) dividends, distributions or sales proceeds from less liquid investment assets. Other potential sources of liquidity for The Equitable include sales of DLJ common stock held by the Holding Company, the issuance of additional securities by the Holding Company and dividends from Equitable Life.

The SECT was established in 1993 to provide a source of funding for a portion of the obligations arising under various employee compensation and benefit programs of certain of The Equitable's subsidiaries. The assets of the SECT (60,000 shares of the Holding Company's Series D Convertible Preferred Stock) will be distributed over time (subject to periodic minimum and maximum requirements) to

                                      7-44
fund various employee compensation and benefit programs of certain of The Equitable's subsidiaries. These subsidiaries will pay the Holding Company an amount equal to any such distributions. The Series D Convertible Preferred Stock held by the SECT is currently convertible without premium into approximately
11.9 million shares of Common Stock having an aggregate market value of $376.1 million on February 27, 1997, based on the closing market price on the New York Stock Exchange. Management expects amounts received by the Holding Company from its subsidiaries in connection with distributions by the SECT will be a significant source of funds. The aggregate amount available to the Holding Company from this source will fluctuate over time with changes in the market value of The Equitable's Common Stock. In April 1996, The Equitable filed a shelf registration statement with the SEC to register approximately 11.9 million shares of The Equitable's Common Stock issuable upon conversion of shares of the Series D Convertible Preferred Stock held by the SECT. In October 1996, the SECT trust agreement was modified so that the initial mandatory conversion date, previously January 31, 1997, became September 30, 1997. On or prior to September 30, 1997, the SECT is required to convert at a minimum an amount of the Series D Convertible Preferred Stock equivalent to approximately 796,000 shares of Common Stock for distribution. However, the amount of Common Stock distributed may not exceed a maximum value of approximately $216.2 million.

In October 1995, the Holding Company received proceeds of approximately $178.6 million, net of expenses, from the sale of 7.28 million DLJ common shares as part of its IPO. During 1996, DLJ paid quarterly dividends of $0.125 per share on its common stock. Dividends on DLJ's outstanding common stock paid to the Holding Company in 1996 and 1995 were $11.7 million and $10.0 million, respectively. Certain of DLJ's existing credit agreements include dividend covenants but management does not expect these covenants to materially affect the payment of dividends by DLJ.

The Holding Company held less liquid investment assets having an aggregate carrying value of approximately $57.2 million at December 31, 1996. In connection with the 1995 DLJ IPO, the Holding Company contributed to DLJ certain unregistered equity securities having a carrying value of $33.8 million.

The tax sharing agreement with DLJ had been another potential source of liquidity for the Holding Company, although amounts paid to the Holding Company thereunder may have to be paid to the IRS or, under certain circumstances, returned to DLJ. In 1996 and prior years, DLJ was included in The Equitable's consolidated tax group for Federal income tax purposes and DLJ made payments of $267.5 million and $270.1 million in 1996 and 1995, respectively, under this tax sharing agreement. Effective January 1, 1997, as a result of the Holding Company's sale of 85,000 shares of DLJ common stock to AXA in December 1996, DLJ ceased to be eligible for inclusion in the consolidated tax group. No amounts will be payable by DLJ to the Holding Company under the tax sharing agreement for periods after December 31, 1996; however, amounts may continue to be paid with respect to periods prior to tax deconsolidation.

Since the demutualization, the Holding Company has not received any dividends from Equitable Life. Under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The applicable statute gives the Superintendent broad discretion in determining whether the financial condition of the company supports the payment of dividends to its shareholders. There can be no assurance the Superintendent would not prevent the payment of dividends to the Holding Company for several years. Any interest and/or principal payments on the Surplus Notes issued by Equitable Life (described below) may reduce the amounts, if any, available for future payment of dividends to the Holding Company.

Management believes the primary sources of liquidity described above are sufficient to meet its cash requirements for several years.

                                      7-45

Insurance Group

The Insurance Group's principal cash flow sources are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

The liquidity requirements of the Insurance Group principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations, the liabilities of the GIC Segment and operating expenses, including debt service. These liabilities include the payment of benefits under such life insurance, annuity and group pension products, as well as the need to make cash payments in connection with policy surrenders, withdrawals and loans.

In December 1995, Equitable Life completed the sale of the Surplus Notes in a private placement to institutional investors. Interest on the $400.0 million 6.95% Surplus Notes and the $200.0 million 7.70% Surplus Notes is scheduled to be paid on June 1 and December 1 of each year. The 6.95% Surplus Notes are scheduled to mature on December 1, 2005 while the 7.70% Surplus Notes are scheduled to mature on December 1, 2015. Under the New York Insurance Law, payments of interest on or principal of the Surplus Notes may only be made out of "free and divisible surplus ...with approval of the Superintendent whenever, in his judgment, the financial condition of the insurer warrants." Interest expense on the Surplus Notes totaled $43.2 million in 1996 and $1.5 million in 1995. For further information, see Note 8 of Notes to Consolidated Financial Statements.

During 1997,  management  intends to continue to explore  selective  acquisition
opportunities   in  Equitable   Life's  core  insurance  and  asset   management
businesses.

The liquidity requirements of the Insurance Group are monitored regularly to match cash inflows with cash requirements. The Insurance Group forecasts its daily cash needs and periodically reviews its projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections. Adjustments are periodically made to the Insurance Group's investment policies with respect to, among other things, the maturity and risk characteristics of General Account Investment Assets to reflect changes in the Insurance Group's cash needs and also to reflect changing business and economic conditions.

Sources of Insurance Group Liquidity

The primary source of short-term liquidity to support continuing and discontinued operations is a pool of highly liquid, high quality, short-term instruments structured to provide liquidity in excess of the Insurance Group's expected cash requirements. At December 31, 1996, this asset pool provided the Insurance Group an aggregate of $383.5 million in highly liquid short-term investments, as compared to $1.02 billion and $966.8 million at December 31, 1995 and 1994, respectively.

The Insurance Group has available for its liquidity needs a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities.

Other sources of liquidity include dividends and distributions from Equitable Life's Investment Subsidiaries, particularly Alliance. In 1996, Alliance reported cash distributions of $2.10 per Unit as compared to $1.73 per Unit in 1995 and $1.64 per Unit in 1994. Alliance generally is not subject to a corporate level tax for Federal income tax purposes. Current law provides that as a consequence of public trading in Alliance Units, Alliance will be treated as a corporation for Federal income tax purposes beginning in 1998. Accordingly, were Alliance to make no change in its tax status prior to 1998, it would be taxed as a corporation for Federal income tax purposes with respect to periods beginning in 1998. The Federal tax would significantly reduce the post-tax earnings reported by Alliance and available for distribution to Unit holders. Additionally, The Equitable and Equitable Life's consolidated earnings will be reduced by taxation on Alliance cash distributions which generally will be treated as corporate dividends for Federal income tax purposes. See "Risk-Based Capital".

                                      7-46

In the normal course of business, Equitable Life provides, from time to time, certain guarantees and commitments and faces certain contingencies. These commitments and contingencies are discussed more fully in Notes 12, 15, 16, 17 and 18 of Notes to Consolidated Financial Statements.

Management believes it has sufficient liquidity in the form of short-term assets and its bond portfolio together with its cash flows from operations and scheduled maturities of fixed maturities, to satisfy its liquidity needs. Equitable Life also has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million five-year bank credit facility, which expires in June 2000. At December 31, 1996, no amounts were outstanding under the commercial paper program or the back-up credit facility.

Factors Affecting Insurance Group Liquidity

The Insurance Group's liquidity needs are affected by fluctuations in the level of surrenders and withdrawals previously discussed in "Combined Results of Continuing Operations by Segment - Insurance Operations - Surrenders and Withdrawals; Policy Loans". Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Risk-Based Capital

Since 1993, life insurers, including Equitable Life and EVLICO, have been subject to certain RBC guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of the company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the mix of assets in its investment portfolio, the nature of the products it sells and its rate of sales growth, as well as to changes in the RBC formulas required by regulators.

While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. Equitable Life and EVLICO were above their target RBC ratios at years end 1995 and 1996. Principally because of the RBC formula's treatment of Equitable Life's large holdings of subsidiary common stock (including its interest in Alliance, its 36.1% interest in DLJ, and its wholly owned subsidiary Equitable Real Estate), equity real estate and mortgages, Equitable Life's year end 1996 RBC ratio is expected to continue to be lower than those of its competitors in the life insurance industry.

Alliance is not currently subject to Federal income taxes on its partnership business; however, under the Revenue Act of 1987, Alliance, as a publicly traded partnership, will become subject to Federal income taxes commencing on January 1, 1998. Alliance's becoming subject to Federal income tax on January 1, 1998 could be avoided under current law through a restructuring. Such a restructuring could result in Equitable Life's Alliance Units ceasing to be publicly traded. Pursuant to NAIC guidelines applicable to the valuation of subsidiaries with publicly traded securities, Equitable Life currently uses a market value option for the valuation of Alliance in Equitable Life's statutory financial statements. Equitable Life's holdings of Alliance Units are valued at a 17% discount from market value on the New York Stock Exchange at year end. As a result, at December 31, 1996, the statutory carrying value of Equitable Life's investment in Alliance increased to $1.06 billion from $914.3 million at December 31, 1995, compared to a statutory cost of $292.3 million. The management of Equitable Life has begun to examine possible responses to the change in Alliance's tax status and, during 1997, will be discussing with regulators alternative bases on which to value its Alliance holdings for statutory purposes in the event Equitable Life were to cease to own publicly traded Alliance Units. Management believes that these discussions should result in an approach which would, in such event, continue to take into account for statutory purposes a significant portion of the value of Equitable Life's investment in Alliance in excess of statutory cost. If Equitable Life were to cease to own publicly traded Alliance Units, and if a significant portion of

                                      7-47
such excess were not recognized for statutory purposes, and if other offsetting corporate actions available to Equitable Life were not taken, Equitable Life would have a significant decline in its statutory capital and RBC ratio, which may adversely affect the market's perception of the Insurance Group relative to its principal competitors and could, therefore, make it more difficult to market certain of its insurance and annuity products and also result in higher levels of surrenders and withdrawals.

In addition, developments relating to changes in the RBC formula that may become effective for year end 1997 statutory financial statements may adversely affect Equitable Life's RBC ratio at year end 1997.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for life insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, could have a significant adverse impact on the Insurance Group's statutory results and financial position. The codification is unlikely to become effective until 1998 or later.

At December 31, 1996, $218.7 million (or 9.7%) of the Insurance Group's aggregate statutory capital and surplus (representing 6.1% of statutory capital and surplus and AVR) resulted from surplus relief reinsurance. The level of surplus relief reinsurance was reduced by approximately $60.2 million in 1996.

Investment Subsidiaries

Alliance's principal sources of liquidity are cash flows from operations, proceeds from sales of newly issued Alliance Units and borrowings from lending institutions. During the third quarter of 1994, Alliance issued $100.0 million of new Units to two third-party investors. The proceeds from the 1994 transactions were used to repay in full Alliance's $105.0 million senior notes and the outstanding balance under its revolving credit facility. In February 1996, approximately 1.8 million Alliance Units and $21.5 million of notes were issued as partial consideration in the Cursitor acquisition. In February 1996, Alliance terminated its $100.0 million revolving credit facility and its $100.0 million commercial paper program, replacing them with a new $250.0 million, five-year revolving credit facility with a group of banks. The interest rate is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal Funds rate, at Alliance's option. At December 31, 1996, there were no amounts outstanding under its new $250.0 million revolving credit facility. As a result of the continued growth in Alliance's business and the use of the deferred sales charge options on various Alliance mutual funds, Alliance may require additional sources of capital from time to time.

DLJ reported total assets as of December 31, 1996 of approximately $55.50 billion. Most of these assets are highly liquid marketable securities and short-term receivables arising from securities transactions. These assets include collateralized resale and securities borrowing agreements, both of which are secured by U.S. Government and agency securities and corporate debt and equity securities. A relatively small portion of total assets is fixed or held for a period longer than one year. A significant portion of DLJ's borrowings is matched to the interest rate and expected holding period of the corresponding assets. DLJ monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowing.

DLJ continually reviews its overall capital needs to ensure that its capital base can support the needs of its businesses. As a result of these ongoing reviews, DLJ continues to be active in raising additional capital. In addition to its October 1995 IPO and senior debt offering, there has been the February 1996 issuance of $250.0 million aggregate principal amount of 5 5/8% Medium Term Notes due 2016. The net proceeds of approximately $248.3 million were used for general corporate purposes. Debt service on these notes will total $14.1 million annually. In September 1996, DLJ issued $43.5 million in 6.1875% junior subordinated convertible debentures, the proceeds of which were used to pay $43.5 million of its senior subordinated revolving credit. During October 1996, DLJ exercised its option to exchange all 2.25 million shares of its $8.83 Cumulative Preferred Stock for $225.0 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due 2003, including $20.0 million to Equitable Life. These notes are redeemable, in whole or in part, at DLJ's option at any time. On November 19, 1996, DLJ issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share. Dividends on the preferred stock are cumulative and payable quarterly at a rate of 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted based on various indices, not to be less than 6.44% nor higher than 12.44%. The preferred stock is redeemable, in whole or in part, at the option of DLJ, on or after November 30, 2001. At December 31, 1996, 4.0 million shares of such preferred stock were authorized, issued and outstanding.

                                      7-48

In 1995, DLJ also extended the maturity and increased the credit available under its revolving credit agreement to $325.0 million, of which $206.5 million was outstanding at December 31, 1996. DLJ also increased the amount of credit available under its unsecured credit facility to $650 million; there were no borrowings outstanding at December 31, 1996.

DLJ historically has satisfied its needs for funds primarily from capital (including long-term debt), internally generated funds, uncommitted lines of credit, free credit balances in customers' accounts, master notes and collateralized borrowings primarily consisting of bank loans, repurchase agreements and securities loaned. Short-term funding generally is obtained at rates related to Federal Funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. DLJ maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion, at December 31, 1996, in uncommitted and committed bank credit lines with 50 domestic and international banks.

The primary source of cash flows for Equitable Real Estate is investment management fee income derived from various kinds of financial and real estate investments and from transaction fees related to acquiring, servicing and disposing of such investments. Since Equitable Real Estate primarily is an investment manager, its primary cash needs are to pay operating expenses such as employee compensation and benefits, office rentals and information systems. In 1996, 1995 and 1994, Equitable Real Estate paid cash dividends of $27.0 million, $23.4 million and $50.0 million to Equitable Life. In December 1994, Equitable Real Estate established two bank lines of credit totaling $30.0 million. During December 1996, Equitable Real Estate modified and extended one of its lines of credit. The two bank lines of credit total $35.0 million with no outstanding borrowings as of December 31, 1996.

Consolidated Cash Flows

Net cash used by operating activities was $1.44 billion for 1996 as compared to cash provided by operating activities of $841.6 million in 1995. Cash used by operations in 1996 was attributable to the $1.84 billion net change in trading activities and broker-dealer receivables as compared to $890.8 million in 1995 reflecting DLJ's increased level of business activity.

Net cash used by investing activities amounted to $116.6 million for 1996 as compared to the net cash provided by investing activities of $37.8 million in 1995. In 1996, investment purchases exceeded sales, maturities, repayments and return of capital by $1.21 billion. The GIC Segment repaid $1.02 billion of loans from continuing operations during 1996. In 1995, purchases exceeded sales, maturities, repayments and return of capital by $523.9 million, as available funds were invested principally in the fixed maturities category. Decreases in loans to the GIC Segment totaled $1.23 billion in 1995 principally due to the January 1995 repayment of $1.16 billion in loans by the GIC Segment. In 1994, sales, maturities and repayments of investment assets exceeded purchases by $766.8 million, principally in the mortgage loan and other equity investment categories.

Net cash provided by financing activities was $1.12 billion in 1996 as compared to cash used by financing activities of $504.3 million for 1995. During 1996, withdrawals from policyholders' account balances exceeded deposits by $459.8 million as compared with $70.6 million in 1995. Short-term financings, principally at DLJ, showed a net increase of $1.12 billion as compared to net decreases of $381.1 million in 1995 while net additions to long-term debt were lowered by $531.1 million from 1995. In 1995, the $1.22 billion payment by continuing operations to the GIC Segment, $445.4 million in long-term debt repayments principally at DLJ and $70.6 million of net cash withdrawals from General Account policyholders' account balances (these amounts exclude Separate Account activity for the Insurance Operations segment) were offset by $1.35 billion of additions to long-term debt, primarily due to the issuance of the Surplus Notes and DLJ 6.875% Senior Notes. Net cash used by financing activities of $2.87 billion in 1994 included a $2.02 billion net decrease in short-term financings principally due to the decrease in business activity at DLJ. Net cash withdrawals from General Account policyholders' account balances were $781.9 million in 1994. In addition, in 1994, the Holding Company issued $300.0 million of 9% Senior Notes while Alliance issued $100.0 million of new Units to third parties. Alliance used the proceeds of these third party Unit sales to repay $105.0 million of long-term debt.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents of $445.1 million in 1996 as compared to an increase of $375.1 million in 1995 and a decrease of $79.9 million in 1994.

                                      7-49

Part II, Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      THE EQUITABLE COMPANIES INCORPORATED

Report of Independent Accountants...........................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 1996 and 1995...................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 1996, 1995 and 1994.........  F-3
  Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1996,
    1995 and 1994...........................................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1995 and 1994.......  F-5
  Notes to Consolidated Financial Statements................................................  F-6

Report of Independent Accountants on Financial Statement Schedules..........................  F-56

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in Related Parties,
  December 31, 1996.........................................................................  F-57
Schedule III - Balance Sheets (Parent Company), December 31, 1996 and 1995..................  F-58
Schedule III - Statements of Earnings (Parent Company), Years Ended December 31, 1996,
  1995 and 1994.............................................................................  F-59
Schedule III - Statements of Cash Flows (Parent Company), Years Ended December 31, 1996,
  1995 and 1994.............................................................................  F-60
Schedule V - Supplementary Insurance Information, Years Ended December 31, 1996,
  1995 and 1994.............................................................................  F-61
Schedule VI - Reinsurance, Years Ended December 31, 1996, 1995 and 1994.....................  F-64

February 10, 1997



                        Report of Independent Accountants


To the Board of Directors and Shareholders of The Equitable Companies Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Equitable Companies Incorporated and its subsidiaries ("The Equitable") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Equitable's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, The Equitable changed its methods of accounting for long-duration participating life insurance contracts and long-lived assets in 1996, for loan impairments in 1995, and for postemployment benefits in 1994.




/s/Price Waterhouse LLP
-----------------------

                      THE EQUITABLE COMPANIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                     1996             1995
                                                                  ------------    -------------
                                                                          (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.................  $   18,556.2     $   16,069.5
    Held to maturity, at amortized cost.........................         178.5            241.2
  Trading account securities, at market value...................      15,728.1         10,821.3
  Securities purchased under resale agreements..................      20,492.1         18,567.4
  Mortgage loans on real estate.................................       3,133.0          3,638.3
  Equity real estate............................................       3,298.4          3,916.2
  Policy loans..................................................       2,196.1          1,976.4
  Other equity investments......................................         809.1            952.4
  Other invested assets.........................................         397.8            890.8
                                                                  -------------    ---------------
      Total investments.........................................      64,789.3         57,073.5
Cash and cash equivalents.......................................         755.3          1,200.4
Broker-dealer related receivables...............................      16,661.7         13,134.0
Deferred policy acquisition costs...............................       3,106.5          3,078.3
Amounts due from discontinued GIC Segment.......................         996.2          2,097.1
Other assets....................................................       4,361.1          3,984.2
Closed Block assets.............................................       8,495.0          8,582.1
Separate Accounts assets........................................      29,646.1         24,566.6
                                                                  -------------    ---------------

Total Assets....................................................  $  128,811.2     $  113,716.2
                                                                  =============    ===============

LIABILITIES
Policyholders' account balances.................................  $   21,863.8     $   21,908.6
Future policy benefits and other policyholders' liabilities.....       4,416.6          4,007.3
Securities sold under repurchase agreements.....................      29,378.3         26,744.8
Broker-dealer related payables..................................      19,497.0         13,499.6
Short-term and long-term debt...................................       5,379.6          4,604.5
Other liabilities...............................................       5,598.3          5,090.3
Closed Block liabilities........................................       9,091.3          9,221.4
Separate Accounts liabilities...................................      29,598.3         24,531.0
                                                                  -------------    ---------------
      Total liabilities.........................................     124,823.2        109,607.5
                                                                  -------------    ---------------

Commitments and contingencies (Notes 12, 15, 16, 17 and 18)

SHAREHOLDERS' EQUITY
Series C convertible preferred stock............................          24.4             24.4
Series D convertible preferred stock............................         294.0            286.6
Stock employee compensation trust...............................        (294.0)          (286.6)
Series E convertible preferred stock............................         380.2            380.2
Common stock, at par value......................................           1.9              1.8
Capital in excess of par value..................................       2,782.2          2,753.3
Retained earnings...............................................         632.9            597.5
Net unrealized investment gains.................................         179.3            386.6
Minimum pension liability.......................................         (12.9)           (35.1)
                                                                  -------------    ---------------
      Total shareholders' equity................................       3,988.0          4,108.7
                                                                  -------------    ---------------

Total Liabilities and Shareholders' Equity......................  $  128,811.2     $  113,716.2
                                                                  =============    ===============

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996          1995        1994
                                                            -----------  -----------  ----------
                                                          (In Millions, Except Per Share Amounts)
REVENUES
Universal life and investment-type product policy fee
  income ................................................... $     874.0  $     788.2 $     715.0
Premiums ...................................................       597.6        606.8       625.6
Net investment income ......................................     3,308.6      3,047.4     2,838.4
Investment gains, net ......................................       599.2        552.3       338.6
Commissions, fees and other income .........................     2,800.5      2,142.4     1,748.4
Contribution from the Closed Block .........................       125.0        143.2       137.0
                                                             -----------  ----------- -----------
      Total revenues .......................................     8,304.9      7,280.3     6,403.0
                                                             -----------  ----------- -----------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances .......     1,271.1      1,249.2     1,202.2
Policyholders' benefits ....................................     1,317.7      1,008.6       914.9
Other operating costs and expenses .........................     5,200.3      4,377.3     3,739.3
                                                             -----------  ----------- -----------
      Total benefits and other deductions ..................     7,789.1      6,635.1     5,856.4
                                                             -----------  ----------- -----------

Earnings from continuing operations before Federal
  income taxes, minority interest and cumulative
  effect of accounting change ..............................       515.8        645.2       546.6
Federal income taxes .......................................       137.4        192.3       157.0
Minority interest in net income of consolidated subsidiaries       172.4         87.5        68.3
                                                             -----------  ----------- -----------

Earnings from continuing operations before cumulative
  effect of accounting change ..............................       206.0        365.4       321.3
Discontinued operations, net of Federal income taxes .......       (83.8)       --         --
Cumulative effect of accounting change, net of Federal
  income taxes .............................................       (23.1)       --          (27.1)
                                                             -----------  ----------- -----------
Net earnings ...............................................        99.1        365.4       294.2
Dividends on preferred stocks ..............................        26.7         26.7        80.1
                                                             -----------  ----------- -----------
Net Earnings Applicable to Common Shares ................... $      72.4  $     338.7 $     214.1
                                                             ===========  =========== ===========

Per Common Share:
  Assuming No Dilution:
    Earnings from continuing operations before
      cumulative effect of accounting change ............... $       .93  $      1.83 $      1.68
    Discontinued operations, net of Federal income taxes ...        (.45)       --          --
    Cumulative effect of accounting change, net of
      Federal income taxes .................................        (.12)       --           (.19)
                                                             -----------  ----------- -----------
    Net Earnings ........................................... $       .36  $      1.83 $      1.49
                                                             ===========  =========== ===========
  Assuming Full Dilution:
    Earnings from continuing operations before
      cumulative effect of accounting change ............... $       .93 $       1.74 $     1.52
    Discontinued operations, net of Federal income taxes ...        (.45)       --         --
    Cumulative effect of accounting change, net of
      Federal income taxes .................................        (.12)       --          (.15)
                                                             -----------  ----------- -----------
    Net Earnings ........................................... $       .36 $       1.74 $     1.37
                                                             ===========  =========== ===========
  Cash Dividend Per Common Share ........................... $       .20 $        .20 $      .20
                                                             ===========  =========== ===========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996        1995       1994
                                                                      -----------  ----------  ---------
                                                                                  (In Millions)
Series A convertible preferred stock, beginning of year ............                           $   221.0
Accretion of discount ..............................................                                 2.0
Exchange of Series A convertible preferred stock ...................                              (223.0)
                                                                                               ----------
Series A convertible preferred stock, end of year ..................                                --
                                                                                               ----------
Series C convertible preferred stock, beginning of year ............   $     24.4   $    24.4      779.3
Exchange of Series C convertible preferred stock ...................        --          --        (754.9)
                                                                       -----------  ---------- ----------
Series C convertible preferred stock, end of year ..................         24.4        24.4       24.4
                                                                       -----------  ---------- ----------
Series D convertible preferred stock, beginning of year ............        286.6       216.4      322.4
Change in market value of shares ...................................          7.4        70.2     (106.0)
                                                                       -----------  ---------- ----------
Series D convertible preferred stock, end of year ..................        294.0       286.6      216.4
                                                                       -----------  ---------- ----------
Stock employee compensation trust, beginning of year ...............       (286.6)     (216.4)    (322.4)
Change in market value of shares ...................................         (7.4)      (70.2)     106.0
                                                                       -----------  ---------- ----------
Stock employee compensation trust, end of year .....................       (294.0)     (286.6)    (216.4)
                                                                       -----------  ---------- ----------
Series E convertible preferred stock, beginning of year ............        380.2       380.2      --
Issuance of Series E convertible preferred stock ...................       --           --         380.2
                                                                       -----------  ---------- ----------
Series E convertible preferred stock, end of year ..................        380.2       380.2      380.2
                                                                       -----------  ---------- ----------
Common stock, at par value, beginning of year ......................          1.8         1.8        1.4
Issuance of common stock ...........................................           .1        --           .4
                                                                       -----------  ---------- ----------
Common stock, at par value, end of year ............................          1.9         1.8        1.8
                                                                       -----------  ---------- ----------
Capital in excess of par value, beginning of year as
  previously reported ..............................................      2,561.1     2,538.7    2,010.4
Cumulative effect on prior years of retroactive restatement
  for accounting change ............................................        192.2       192.2      192.2
                                                                       -----------  ---------- ----------
Capital in excess of par value, beginning of year as restated ......      2,753.3     2,730.9    2,202.6
Additional capital in excess of par value ..........................         28.9        22.4      528.3
                                                                       -----------  ---------- ----------
Capital in excess of par value, end of year ........................      2,782.2     2,753.3    2,730.9
                                                                       -----------  ---------- ----------
Retained earnings, beginning of year as previously reported ........        590.7       304.0      115.8
Cumulative effect on prior years of retroactive restatement
  for accounting change ............................................          6.8        (8.4)      (5.8)
                                                                       -----------  ---------- ----------
Retained earnings, beginning of year as restated ...................        597.5       295.6      110.0
Net earnings .......................................................         99.1       365.4      294.2
Dividends on preferred stocks ......................................        (26.7)      (26.7)     (80.1)
Dividends on common stock ..........................................        (37.0)      (36.8)     (28.5)
                                                                       -----------  ---------- ----------
Retained earnings, end of year .....................................        632.9       597.5      295.6
Net unrealized investment gains (losses), beginning of year
  as previously reported............................................        328.3      (232.6)     134.3
Cumulative effect on prior years of retroactive
  restatement for accounting change.................................         58.3       (17.5)      12.7
                                                                       -----------  ---------- ----------
Net unrealized investment gains (losses), beginning of year
  as restated.......................................................        386.6      (250.1)     147.0
Change in unrealized investment (losses) gains......................       (207.3)      636.7     (397.1)
                                                                       -----------  ---------- ----------
Net unrealized investment gains (losses), end of year...............        179.3       386.6     (250.1)
                                                                       -----------  ---------- ----------
Minimum pension liability, beginning of year........................        (35.1)       (2.7)     (15.0)
Change in minimum pension liability.................................         22.2       (32.4)      12.3
                                                                       -----------  ---------- ----------
Minimum pension liability, end of year..............................        (12.9)      (35.1)      (2.7)
                                                                       -----------  ---------- ----------

Total Shareholders' Equity, End of Year.............................   $  3,988.0   $ 4,108.7  $ 3,180.1
                                                                       ===========  ========== ==========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996          1995         1994
                                                                           -----------  ------------ -----------
                                                                                        (In Millions)
Net earnings ............................................................   $      99.1  $     365.4  $    294.2
Adjustments to reconcile net earnings to net cash
  (used) provided by operating activities:
  Interest credited to policyholders' account balances ..................       1,271.1      1,249.2     1,202.2
  Universal life and investment-type product
    policy fee income ...................................................        (874.0)      (788.2)     (715.0)
  Net change in trading activities and broker-dealer
    related receivables/payables ........................................      (1,835.5)      (890.8)    1,716.4
  Decrease (increase) in matched resale agreements ......................           9.2     (5,462.4)      620.1
  (Decrease) increase in matched repurchase agreements ..................          (9.2)     5,462.4      (620.1)
  Investment gains, net of dealer and trading gains .....................        (163.9)      (187.4)     (173.1)
  Change in clearing association fees and regulatory deposits ...........        (381.9)       278.5       197.8
  Change in accounts payable and accrued expenses .......................         416.6        592.9       178.4
  Other, net ............................................................          24.4        222.0      (146.0)
                                                                            -----------  -----------  ----------

Net cash (used) provided by operating activities ........................      (1,444.1)       841.6     2,554.9
                                                                            -----------  -----------  ----------
Cash flows from investing activities:
  Maturities and repayments .............................................       2,419.3      2,043.5     2,479.6
  Sales .................................................................       9,522.8      9,260.7     5,955.0
  Return of capital from joint ventures and limited
    partnerships ........................................................          78.4         65.2        39.0
  Purchases .............................................................     (13,229.4)   (11,893.3)   (7,706.8)
  Decrease (increase) in loans to discontinued GIC Segment ..............       1,017.0      1,226.9       (40.0)
  Other, net ............................................................          75.3       (665.2)     (492.2)
                                                                            -----------  -----------  ----------

Net cash (used) provided by investing activities ........................        (116.6)        37.8       234.6
                                                                            -----------  -----------  ----------
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits ............................................................       1,925.4      2,586.5     2,082.5
    Withdrawals .........................................................      (2,385.2)    (2,657.1)   (2,864.4)
  Net increase (decrease) in short-term financings ......................       1,118.4       (381.1)   (2,023.7)
  Additions to long-term debt ...........................................         717.8      1,348.7       402.8
  Repayments of long-term debt ..........................................        (345.6)      (445.4)     (483.1)
  Proceeds from issuance of Alliance units ..............................        --           --           100.0
  Proceeds from sale of DLJ common stock ................................        --            259.8      --
  Payment of obligation to fund accumulated deficit of
    discontinued GIC Segment ............................................        --         (1,215.4)     --
  Other, net ............................................................          84.8          (.3)      (83.5)
                                                                            -----------  -----------  ----------

Net cash provided (used) by financing activities ........................       1,115.6       (504.3)   (2,869.4)
                                                                            -----------  -----------  ----------
Change in cash and cash equivalents .....................................        (445.1)       375.1       (79.9)
Cash and cash equivalents, beginning of year ............................       1,200.4        825.3       905.2
                                                                            -----------  -----------  ----------
Cash and Cash Equivalents, End of Year ..................................   $     755.3  $   1,200.4  $    825.3
                                                                            ===========  ===========  ==========
Supplemental cash flow information
  Interest Paid .........................................................   $   2,998.8  $   2,842.3  $  2,170.3
                                                                            ===========  ===========  ==========
  Income Taxes Paid (Refunded) ..........................................   $     137.0  $     (82.7) $    100.9
                                                                            ===========  ===========  ==========

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1)     ORGANIZATION

        The Equitable Companies Incorporated (the "Holding Company") was incorporated on July 15, 1991. The Holding Company (collectively including its consolidated subsidiaries, "The Equitable") is a diversified financial services organization serving a broad spectrum of insurance, investment management and investment banking customers. The Equitable's insurance business is conducted principally by its life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"). The Equitable's investment management and investment banking business, which comprises the Investment Services segment, is conducted principally by Alliance Capital Management L.P. ("Alliance"), Donaldson, Lufkin & Jenrette, Inc. ("DLJ") and Equitable Real Estate Investment Management, Inc. ("EREIM"). AXA-UAP ("AXA"), a French holding company for an international group of insurance and related financial services companies, is The Equitable's largest shareholder, owning approximately 60.8% at December 31, 1996 (63.6% assuming conversion of Series E Convertible Preferred Stock held by AXA and 54.4% if all securities convertible into, and options on, common stock were to be converted or exercised).

 2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP").

        The accompanying consolidated financial statements include the accounts of the Holding Company; Equitable Life and its wholly owned life insurance subsidiaries (collectively, the "Insurance Group"); non-insurance subsidiaries, principally DLJ, an investment banking and brokerage subsidiary, Alliance, an investment advisory subsidiary, and EREIM, a real estate investment management subsidiary; and those trusts, partnerships and joint ventures in which The Equitable has control and a majority economic interest. Closed Block assets and liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 6). Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        All significant intercompany transactions and balances have been eliminated in consolidation other than intercompany transactions and balances with the Closed Block and the discontinued Guaranteed Interest Contract ("GIC") Segment (see Note 7).

        The years "1996," "1995" and "1994" refer to the years ended December 31, 1996, 1995 and 1994, respectively.

        Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the 1996 presentation.

        Closed Block

        As of July 22, 1992, Equitable Life established the Closed Block for the benefit of certain classes of individual participating policies for which Equitable Life had a dividend scale payable in 1991 and which were in force on that date. Assets were allocated to the Closed Block in an amount which, together with anticipated revenues from policies included in the Closed Block, was reasonably expected to be sufficient to support such business, including provision for payment of claims, certain expenses and taxes, and for continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.

        Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Holding Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of Equitable Life's General Account, any of its Separate Accounts or to any affiliate of Equitable Life without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

        Discontinued Operations

        In 1991, The Equitable's management adopted a plan to discontinue the business operations of the GIC Segment, consisting of the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities") and Guaranteed Interest Contract ("GIC") lines of business. The Equitable established a pre-tax provision for the estimated future losses of the GIC line of business and a premium deficiency reserve for the Wind-Up Annuities. Subsequent losses incurred have been charged to the two loss provisions. Management reviews the adequacy of the allowance and reserve each quarter. During the fourth quarter 1996 review, management determined it was necessary to increase the allowance for expected future losses of the GIC Segment. Management believes the loss provisions for GIC contracts and Wind-Up Annuities at December 31, 1996 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized (see Note 7).

        Accounting Changes

        In 1996, The Equitable changed its method of accounting for long-duration participating life insurance contracts, primarily within the Closed Block, in accordance with the provisions prescribed by Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts". The effect of this change, including the impact on the Closed Block, was to increase earnings from continuing operations before cumulative effect of accounting change by $19.2 million, net of Federal income taxes of $10.3 million ($.10 per share assuming no dilution and full dilution) for 1996. The financial statements for 1995 and 1994 have been retroactively restated for the change which resulted in an increase (decrease) in earnings before cumulative effect of accounting change of $15.2 million, net of Federal income taxes of $8.2 million ($.08 per share assuming no dilution and $.06 per share assuming full dilution) and $(2.6) million, net of Federal income tax benefit of $1.0 million ($(.02) per share assuming no dilution and $(.01) per share assuming full dilution), respectively. Shareholders' equity increased $199.1 million as of January 1, 1994 for the effect of retroactive application of the new method. (See "Deferred Policy Acquisition Costs," "Policyholders' Account Balances and Future Policy Benefits" and Note 6.)

        The Equitable implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. The statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Effective with SFAS No. 121's adoption, impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net. Before implementing SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to The Equitable's cost of funds. The adoption of the statement resulted in the release of valuation allowances of $152.4 million and recognition of impairment losses of $144.0 million on real estate held and used. Real estate which management has committed to disposing of by sale or abandonment is classified as real estate to be disposed of. Valuation allowances on real estate to be disposed of continue to be computed using the lower of estimated fair value or depreciated cost, net of disposition costs. Implementation of the SFAS No. 121 impairment requirements relative to other assets to be disposed of resulted in a charge for the cumulative effect of an accounting change of $23.1 million, net of a Federal income tax benefit of $12.4 million, due to the writedown to fair value of building improvements relating to facilities being vacated beginning in 1996.

        In the first quarter of 1995, The Equitable adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement applies to all loans, including loans restructured in a troubled debt restructuring involving a modification of terms. This statement addresses the accounting for impairment of a loan by specifying how allowances for credit losses should be determined. Impaired loans within the scope of this statement are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Equitable provides for impairment of loans through an allowance for possible losses. The adoption of this statement did not have a material effect on the level of these allowances or on The Equitable's consolidated statements of earnings and shareholders' equity.

        Beginning coincident with issuance of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," implementation guidance in November 1995, the Financial Accounting Standards Board ("FASB") permitted companies a one-time opportunity, through December 31, 1995, to reassess the appropriateness of the classification of all securities held at that time. On December 1, 1995, The Equitable transferred $4,794.9 million of securities classified as held to maturity to the available for sale portfolio. As a result, consolidated shareholders' equity increased by $149.4 million, net of deferred policy acquisition costs ("DAC"), amounts attributable to participating group annuity contracts and deferred Federal income taxes.

        In the fourth quarter of 1994 (effective as of January 1, 1994), The Equitable adopted SFAS No. 112, "Employers' Accounting for
        Postemployment Benefits," which required employers to recognize the obligation to provide postemployment benefits. Implementation of this statement resulted in a charge for the cumulative effect of the accounting change of $27.1 million, net of a Federal income tax benefit of $14.6 million.

        New Accounting Pronouncements

        The Equitable accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the Opinion, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or, alternatively, to continue to apply the provisions of APB Opinion No.
        25. Companies which elect to continue to apply APB Opinion No. 25 must provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Equitable has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 specifies the accounting and reporting requirements for transfers of financial assets, the recognition and measurement of servicing assets and liabilities and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of provisions relating to secured borrowings and collateral and transfers of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions. Management has not yet determined the effect of implementing SFAS No. 125.

        Valuation of Investments

        Fixed maturities identified as available for sale are reported at estimated fair value. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary. Fixed maturities, which The Equitable has both the ability and the intent to hold to maturity, are stated principally at amortized cost.

        Trading account securities are reported at market value principally based on their quoted market prices or on quoted market prices of comparable instruments.

        Securities sold under agreements to repurchase and securities purchased under agreements to resell are treated as financing arrangements and are carried at contract amounts reflective of the amounts at which the securities subsequently will be reacquired or resold as specified in the respective agreements. Interest is accrued on such contract amounts and is included in broker-dealer related receivables and payables in the accompanying consolidated balance sheets. The Equitable takes possession of the underlying assets purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. Repurchase and resale agreements with the same counterparty and maturity date that settle through the Federal reserve system and which are subject to master netting agreements are presented net in the consolidated financial statements.

        Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Effective with the adoption of SFAS No. 114 on January 1, 1995, the valuation allowances are based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the measurement method used is collateral value. Prior to the adoption of SFAS No. 114, the valuation allowances were based on losses expected by management to be realized on transfers of mortgage loans to real estate (upon foreclosure or in-substance foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans management believed may not have been collectible in full. In establishing valuation allowances, management previously considered among other things the estimated fair value of the underlying collateral.

        Real estate, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances. At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value. Impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses) net. Valuation allowances on real estate available for sale are computed using the lower of current estimated fair value or depreciated cost, net of disposition costs. Prior to the adoption of SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to The Equitable's cost of funds.

        Policy loans are stated at unpaid principal balances.

        Partnerships and joint venture interests in which The Equitable does not have control and a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Equity securities, comprised of common stock, non-redeemable preferred stock and DLJ's holdings of long-term corporate development investments, principally private equity investments, are carried at estimated fair value and are included in other equity investments.

        Short-term investments are stated at amortized cost which approximates fair value and are included with other invested assets.

        Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

        All securities owned by the Insurance Group and United States government and agency securities, mortgage-backed securities, futures and forwards transactions and certain other debt obligations held by DLJ are recorded in the consolidated financial statements on a trade date basis. All other securities owned by DLJ are recorded on a settlement date basis and adjustments are made to a trade date basis, if significant.

        Investment Results and Unrealized Investment Gains (Losses)

        Net investment income and realized investment gains and losses (collectively, "investment results") related to certain participating group annuity contracts which are passed through to the contractholders are reflected as interest credited to policyholders' account balances.

        Realized investment gains and losses are determined by specific identification and are presented as a component of revenue. Valuation allowances are netted against the asset categories to which they apply and changes in the valuation allowances are included in investment gains or losses. Unrealized investment gains and losses of DLJ are included in revenues as investment gains or losses in accordance with the accounting principles applicable to trading portfolios.

        Unrealized investment gains and losses on fixed maturities available for sale and equity securities held by The Equitable, other than those held by DLJ, are accounted for as a separate component of shareholders' equity, net of related deferred Federal income taxes, amounts attributable to the discontinued GIC Segment, participating group annuity contracts and deferred policy acquisition costs related to universal life and investment-type products and participating traditional life contracts.

        Recognition of Insurance Income and Related Expenses

        Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances.

        Premiums from participating and non-participating traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

        For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

        Premiums from individual health contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.

        Deferred Policy Acquisition Costs

        The costs of acquiring new business, principally commissions, underwriting, agency and policy issue expenses, all of which vary with and primarily are related to the production of new business, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

        For universal life products and investment-type products, DAC is amortized over the expected total life of the contract group (periods ranging from 15 to 35 years and 5 to 17 years, respectively) as a constant percentage of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of DAC of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized gains (losses) in consolidated shareholders' equity as of the balance sheet date.

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1996, the expected investment yield ranged from 7.30% grading to 7.68% over 13 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. Deviations of actual results from estimated experience are reflected in earnings in the period such deviations occur. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized gains (losses) in consolidated shareholders' equity as of the balance sheet date.

        For non-participating traditional life and annuity policies with life contingencies, DAC is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

        For individual health benefit insurance, DAC is amortized over the expected average life of the contracts (10 years for major medical policies and 20 years for disability income ("DI") products) in proportion to anticipated premium revenue at time of issue. In the fourth quarter of 1996, the DAC related to DI contracts issued prior to July 1993 was written off.

        Policyholders' Account Balances and Future Policy Benefits

        Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

        For participating traditional life policies, future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract.

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, include a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 11.5% for life insurance liabilities and from 2.25% to 13.5% for annuity liabilities.

        During the fourth quarter of 1996, a loss recognition study on participating group annuity contracts and conversion annuities ("Pension Par") was completed which included management's revised estimate of assumptions, including expected mortality and future investment returns. The study's results prompted management to establish a premium deficiency reserve which decreased earnings from continuing operations and net earnings by $47.5 million or $.26 per share ($73.0 million pre-tax).

        Individual health benefit liabilities for active lives are estimated using the net level premium method, and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

        During the fourth quarter of 1996, The Equitable completed a loss recognition study of the DI business which incorporated management's revised estimates of future experience with regard to morbidity, investment returns, claims and administration expenses and other factors. The study indicated DAC was not recoverable and the reserves were not sufficient. Earnings from continuing operations and net earnings decreased by $208.0 million or $1.12 per share ($320.0 million pre-tax) as a result of strengthening DI reserves by $175.0 million and writing off unamortized DAC of $145.0 million. The determination of DI reserves requires making assumptions and estimates relating to a variety of factors, including morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments and work ethic. While management believes its DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.

        Claim reserves and associated liabilities for individual disability income and major medical policies were $711.8 million and $639.6 million at December 31, 1996 and 1995, respectively (excluding $175.0 million of reserve strengthening in 1996). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual disability income and major medical policies (excluding $175.0 million of reserve strengthening in 1996) are summarized as follows:

                                                         1996           1995           1994
                                                       ----------   -----------    ----------
                                                                 (In Millions)
        Incurred benefits related to current year...   $   189.0     $  176.0       $  188.6
        Incurred benefits related to prior years....        69.1         67.8           28.7
                                                       ----------    ----------     ---------
        Total Incurred Benefits.....................   $   258.1     $  243.8       $  217.3
                                                       ==========    ==========     =========

        Benefits paid related to current year.......   $    32.6     $   37.0       $   43.7
        Benefits paid related to prior years........       153.3        137.8          132.3
                                                       ----------    ----------     ---------
        Total Benefits Paid.........................   $   185.9     $  174.8       $  176.0
                                                       ==========    ==========     =========

        Policyholders' Dividends

        The amount of policyholders' dividends to be paid (including those on policies included in the Closed Block) is determined annually by
        Equitable   Life's  Board  of  Directors.   The   aggregate   amount  of
        policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Equitable Life.

        Equitable Life is subject to limitations on the amount of statutory profits which can be retained with respect to certain classes of individual participating policies that were in force on July 22, 1992 which are not included in the Closed Block and with respect to participating policies issued subsequent to July 22, 1992. Excess statutory profits, if any, will be distributed over time to such policyholders and will not be available to Equitable Life's shareholder. Earnings in excess of limitations, if any, would be accrued as policyholders' dividends.

        At December 31, 1996, participating policies, including those in the Closed Block, represent approximately 24.2% ($52.3 billion) of directly written life insurance in force, net of amounts ceded.

        Federal Income Taxes

        For periods prior to January 1, 1997, the Holding Company and its life insurance and non-life insurance subsidiaries filed a consolidated Federal income tax return. Current Federal income taxes were charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities were recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Separate Accounts

        Separate Accounts are established in conformity with the New York State Insurance Law and generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent the value of such assets exceeds the Separate Accounts liabilities.

        Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk, are shown as separate captions in the consolidated balance sheets. The Insurance Group bears the investment risk on assets held in one Separate Account, therefore, such assets are carried on the same basis as similar assets held in the General Account portfolio. Assets held in the other Separate Accounts are carried at quoted market values or, where quoted values are not available, at estimated fair values as determined by the Insurance Group.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For 1996, 1995 and 1994, investment results of such Separate Accounts were $2,970.6 million, $1,963.2 million and $665.2 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

 3)     INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities (excluding trading account securities):

                                                                 Gross          Gross
                                              Amortized        Unrealized     Unrealized      Estimated
                                                Cost             Gains          Losses       Fair Value
                                           --------------   -------------  -------------   ---------------
                                                                   (In Millions)
        December 31, 1996
        Fixed Maturities:
          Available for Sale:
            Corporate.....................  $   13,933.8     $   454.3       $   121.4       $ 14,266.7
            Mortgage-backed...............       2,052.7          11.4            20.3          2,043.8
            U.S. Treasury securities and
              U.S. government and
              agency securities...........       1,690.9          39.3            19.7          1,710.5
            States and political
              subdivisions................          77.0           4.5             -               81.5
            Foreign governments...........         302.6          18.0             2.2            318.4
            Redeemable preferred stock....         139.1           3.3             7.1            135.3
                                           --------------   --------------  -------------   ------------
        Total Available for Sale..........  $   18,196.1     $   530.8       $   170.7       $ 18,556.2
                                           ==============   ==============  =============   ============
          Held to Maturity:
            Corporate.....................  $      178.5     $    18.3       $     1.7       $    195.1
                                           --------------   --------------  -------------   ------------
        Total Held to Maturity............  $      178.5     $    18.3       $     1.7       $    195.1
                                           ==============   ==============  =============   ============
        Equity Securities:
          DLJ's long-term corporate
            development investments.......  $      246.3     $    37.7       $    79.6       $    204.4
          Common stock....................         108.4          49.4            20.1            137.7
                                           --------------   --------------  -------------   ------------
        Total Equity Securities...........  $      354.7     $    87.1       $    99.7       $    342.1
                                           ==============   ==============  =============   ============
        December 31, 1995
        Fixed Maturities:
          Available for Sale:
            Corporate.....................  $   10,990.6     $   617.7       $   118.1       $ 11,490.2
            Mortgage-backed...............       1,838.0          31.2             1.2          1,868.0
            U.S. Treasury securities and
              U.S. government and
              agency securities...........       2,346.6          77.8             4.1          2,420.3
            States and political
              subdivisions................          45.7           5.2             -               50.9
            Foreign governments...........         124.5          11.0              .2            135.3
            Redeemable preferred stock....         108.1           5.3             8.6            104.8
                                           --------------   --------------  -------------   ------------
        Total Available for Sale..........  $   15,453.5     $   748.2       $   132.2       $ 16,069.5
                                           ==============   ==============  =============   ============
          Held to Maturity:
            Corporate.....................  $      241.2     $    24.1       $     2.4       $    262.9
                                           --------------   --------------  -------------   ------------
        Total Held to Maturity............  $      241.2     $    24.1       $     2.4       $    262.9
                                           ==============   ==============  =============   ============
        Equity Securities:
          DLJ's long-term corporate
            development investments.......  $      276.2     $   123.0       $   114.7       $    284.5
          Common stock....................         143.0          51.3            19.1            175.2
                                           --------------   --------------  -------------   ------------
        Total Equity Securities...........  $      419.2     $   174.3       $   133.8       $    459.7
                                           ==============   ==============  =============   ============

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, The Equitable has determined an estimated fair value using a discounted cash flow approach, including provisions for credit risk, generally based upon the assumption such securities will be held to maturity. Estimated fair value for equity securities, substantially all of which do not have a readily ascertainable market value, has been determined by The Equitable. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 1996 and 1995, securities without a readily ascertainable market value having an amortized cost of $4,375.4 million and $4,346.0 million, respectively, had estimated fair values of $4,461.1 million and $4,610.2 million, respectively.

        The contractual maturity of bonds at December 31, 1996 is shown below:

                                                Held to Maturity         Available for Sale
                                         ------------------------  ------------------------------
                                          Amortized   Estimated       Amortized       Estimated
                                             Cost     Fair Value        Cost          Fair Value
                                         ----------  ------------   -------------   -------------
                                                             (In Millions)
        Due in one year or less.........  $   10.8    $     11.0     $    620.7      $    623.3
        Due in years two through five...      48.3          47.2        2,940.6         2,968.3
        Due in years six through ten....        .7           2.2        6,116.6         6,232.3
        Due after ten years.............     118.7         134.7        6,326.4         6,553.2
        Mortgage-backed securities......      --            --          2,052.7         2,043.8
                                         ----------  ------------   -------------   -------------
        Total...........................  $  178.5    $    195.1     $ 18,057.0      $ 18,420.9
                                         ==========  ============   =============   =============

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring the total investments in any single issuer or total investment in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 1996, approximately 14.39% of the $18,235.5 million aggregate amortized cost of bonds held by The Equitable were considered to be other than investment grade.

        In addition to its holdings of corporate high yield securities, the Insurance Group is an equity investor in limited partnership interests which primarily invest in securities considered to be other than investment grade.

        The Equitable has restructured or modified the terms of certain fixed maturity investments. The fixed maturity portfolio includes amortized costs of $22.4 million and $44.0 million at December 31, 1996 and 1995, respectively, of such restructured securities. These amounts include fixed maturities which are in default as to principal and/or interest payments or are to be restructured pursuant to commenced negotiations or where the borrowers went into bankruptcy subsequent to acquisition (collectively, "problem fixed maturities") of $2.2 million and $10.5 million at December 31, 1996 and 1995, respectively. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturities amounted to $3.1 million, $8.2 million and $17.1 million in 1996, 1995 and 1994, respectively. Gross interest income on these fixed maturities included in net investment income aggregated $3.2 million, $8.3 million and $16.4 million in 1996, 1995 and 1994, respectively.

        Investment valuation allowances and changes thereto are shown below:

                                               1996            1995          1994
                                           ------------   ------------   -----------
                                                           (In Millions)
        Balances, beginning of year.......  $  325.3       $  284.9       $  355.6
        SFAS No. 121 release..............    (152.4)           -              -
        Additions charged to income.......     125.0          136.0           51.0
        Deductions for writedowns and
          asset dispositions..............    (160.8)         (95.6)        (121.7)
                                           ------------   ------------   -----------
        Balances, End of Year.............  $  137.1       $  325.3       $  284.9
                                           ============   ============   ===========

        Balances, end of year comprise:
          Mortgage loans on real estate...  $   50.4       $   65.5       $   64.2
          Equity real estate..............      86.7          259.8          220.7
                                           ------------   ------------   -----------
        Total.............................  $  137.1       $  325.3       $  284.9
                                           ============   ============   ===========

        At December 31, 1996, the carrying values of investments held for the production of income which were non-income producing for the twelve months preceding the consolidated balance sheet date were $25.0 million of fixed maturities and $2.6 million of mortgage loans on real estate.

        The cost of trading account securities at December 31, 1996 and 1995 was $15,758.3 million and $10,722.3 million, respectively.

        At December 31, 1996 and 1995, mortgage loans on real estate with scheduled payments 60 days (90 days for agricultural mortgages) or more past due or in foreclosure (collectively, "problem mortgage loans on real estate") had an amortized cost of $12.4 million (0.4% of total mortgage loans on real estate) and $87.7 million (2.4% of total mortgage loans on real estate), respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $388.3 million and $531.5 million at December 31, 1996 and 1995, respectively. These amounts include $1.0 million and $3.8 million of problem mortgage loans on real estate at December 31, 1996 and 1995, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $35.5 million, $52.1 million and $44.9 million in 1996, 1995 and 1994, respectively. Gross interest income on these loans included in net investment income aggregated $28.2 million, $37.4 million and $32.8 million in 1996, 1995 and 1994, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                     December 31,
                                                               -------------------------
                                                                   1996          1995
                                                               ------------  -----------
                                                                     (In Millions)
        Impaired mortgage loans with provision for losses.....  $   340.0     $  310.1
        Impaired mortgage loans with no provision for losses..      122.3        160.8
                                                               ------------  -----------
        Recorded investment in impaired mortgage loans........      462.3        470.9
        Provision for losses..................................       46.4         62.7
                                                               ------------  -----------
        Net Impaired Mortgage Loans...........................  $   415.9     $  408.2
                                                               ============  ===========

        Impaired mortgage loans with no provision for losses are loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

        During 1996 and 1995, respectively, The Equitable's average recorded investment in impaired mortgage loans was $552.1 million and $429.0 million. Interest income recognized on these impaired mortgage loans totaled $38.8 million and $27.9 million for 1996 and 1995, respectively, including $17.9 million and $13.4 million recognized on a cash basis.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 1996 and 1995, the carrying value of equity real estate available for sale amounted to $345.6 million and $255.5 million, respectively. For 1996, 1995 and 1994, respectively, real estate of $58.7 million, $35.3 million and $189.8 million was acquired in satisfaction of debt. At December 31, 1996 and 1995, The Equitable owned $771.7 million and $862.7 million, respectively, of real estate acquired in satisfaction of debt.

        Depreciation of real estate is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years. Accumulated depreciation on real estate was $587.5 million and $662.4 million at December 31, 1996 and 1995, respectively. Depreciation expense on real estate totaled $91.8 million, $121.7 million and $117.0 million for 1996, 1995 and 1994, respectively. As a result of the implementation of SFAS No. 121, during 1996 no depreciation expense has been recorded on real estate available for sale.

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information of real estate joint ventures (34 and 38 individual ventures as of December 31, 1996 and 1995, respectively) and of limited partnership interests accounted for under the equity method, in which The Equitable has an investment of $10.0 million or greater and an equity interest of 10% or greater, is as follows:

                                                                               December 31,
                                                                       -----------------------------
                                                                           1996             1995
                                                                       -------------   -------------
                                                                               (In Millions)
        FINANCIAL POSITION
        Investments in real estate, at depreciated cost...............  $  1,883.7      $  2,684.1
        Investments in securities, generally at
           estimated fair value.......................................     2,430.6         2,459.8
        Cash and cash equivalents.....................................        98.0           489.1
        Other assets..................................................       427.0           270.8
                                                                       -------------   --------------
        Total assets..................................................     4,839.3         5,903.8
                                                                       -------------   --------------
        Borrowed funds - third party..................................     1,574.3         1,782.3
        Borrowed funds - The Equitable................................       137.9           220.5
        Other liabilities.............................................       415.8           593.9
                                                                       -------------   --------------
        Total liabilities.............................................     2,128.0         2,596.7
                                                                       -------------   --------------

        Partners' Capital.............................................  $  2,711.3      $  3,307.1
                                                                       =============   ==============
        Equity in partners' capital included above....................  $    806.8      $    902.2
        Equity in limited partnership interests not included above....       201.8           212.8
        Other.........................................................         9.8             8.9
                                                                       -------------   --------------
        Carrying Value................................................  $  1,018.4      $  1,123.9
                                                                       =============   ==============

                                                               1996            1995        1994
                                                           ------------   -------------  ----------
                                                                            (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $  348.9       $  463.5       $ 537.7
        Revenues of other limited partnership interests....     386.1          242.3         103.4
        Interest expense - third party.....................    (111.0)         135.3)        114.9)
        Interest expense - The Equitable...................     (30.0)         (41.0)        (36.9)
        Other expenses.....................................    (282.5)         397.7)        430.9)
                                                            ------------   ------------   ---------
        Net Earnings.......................................  $  311.5       $  131.8       $  58.4
                                                            ============   ============   =========

        Equity in net earnings included above..............  $   73.9       $   49.1       $  18.9
        Equity in net earnings of limited partnership
          interests not included above.....................      35.8           44.8          25.3
        Other..............................................        .9            1.0           1.8
                                                            ------------   ------------   ---------
        Total Equity in Net Earnings.......................  $  110.6       $   94.9       $  46.0
                                                            ============   ============   =========

 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income are summarized as follows:

                                                           1996         1995          1994
                                                        ----------  -----------    -----------
                                                                      (In Millions)
        Fixed maturities...............................  $ 1,355.0    $ 1,187.7     $ 1,082.4
        Trading account securities.....................    1,008.2        794.8       1,044.8
        Securities purchased under resale agreements...    1,484.4      1,343.1         826.8
        Mortgage loans on real estate..................      303.0        329.0         385.7
        Equity real estate.............................      442.4        560.4         561.8
        Other equity investments.......................      116.3        107.1          53.9
        Policy loans...................................      160.3        144.4         122.7
        Broker-dealer related receivables..............      697.4        760.6         516.1
        Other investment income........................      224.0        287.4         325.5
                                                        ----------   -----------   -----------
          Gross investment income......................    5,791.0      5,514.5       4,919.7
                                                        ----------   -----------   -----------
        Interest expense to finance short-term
          trading instruments..........................    2,132.6      2,019.2       1,612.8
        Other investment expenses......................      349.8        447.9         468.5
                                                        ----------   -----------   -----------
          Investment expenses..........................    2,482.4      2,467.1       2,081.3
                                                        ----------   -----------   -----------
        Net Investment Income..........................  $ 3,308.6    $ 3,047.4     $ 2,838.4
                                                        ==========   ===========   ===========

        Investment gains (losses), net, including changes in the valuation allowances, are summarized as follows:

                                                           1996         1995           1994
                                                        ----------  ------------   ------------
                                                                    (In Millions)
        Fixed maturities...............................  $    63.0     $  108.0     $   (30.7)
        Mortgage loans on real estate..................      (27.3)       (40.2)        (43.1)
        Equity real estate.............................      (79.7)       (86.6)         20.6
        Other equity investments.......................      190.0        172.7         173.5
        Dealer and trading gains.......................      435.4        364.9         165.7
        Sale of DLJ common stock.......................       -            34.7           -
        Issuance and sales of Alliance Units...........       20.6          -            52.4
        Other..........................................       (2.8)        (1.2)           .2
                                                        -----------   ----------   ------------

        Investment Gains, Net..........................  $   599.2     $  552.3     $   338.6
                                                        ===========   ==========   ============

        Writedowns of fixed maturities amounted to $29.9 million, $61.6 million and $49.5 million for 1996, 1995 and 1994, respectively, and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $23.7 million for the year ended December 31, 1996.

        For 1996, 1995 and 1994, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $8,549.2 million, $8,242.9 million and $5,263.3 million. Gross gains of $155.1 million, $212.4 million and $65.2 million and gross losses of $93.0 million, $64.3 million and $57.1 million, respectively, were realized on these sales. The change in unrealized investment (losses) gains related to fixed maturities classified as available for sale for 1996, 1995 and 1994 amounted to $(255.9) million, $1,082.9 million and $(749.3)
        million, respectively.

        During each of 1995 and 1994, one security classified as held to maturity was sold. During the eleven months ended November 30, 1995 and the year ended December 31, 1994, respectively, twelve and six securities so classified were transferred to the available for sale portfolio. All actions were taken as a result of a significant deterioration in creditworthiness. The aggregate amortized costs of the securities sold were $1.0 million and $19.9 million with a related investment gain of $-0- million and $.8 million recognized in 1995 and 1994, respectively; the aggregate amortized cost of the securities transferred was $116.0 million and $42.8 million with gross unrealized investment losses of $3.2 million and $3.1 million charged to consolidated shareholders' equity for the eleven months ended November 30, 1995 and the year ended December 31, 1994, respectively. On December 1, 1995, The Equitable transferred $4,794.9 million of securities classified as held to maturity to the available for sale portfolio. As a result, unrealized gains on fixed maturities increased $395.6 million, offset by DAC of $126.5 million, amounts attributable to participating group annuity contracts of $39.2 million and deferred Federal income taxes of $80.5 million.

        Investment gains from other equity investments include gains generated by DLJ's involvement in long-term corporate development investments amounting to $163.0 million, $163.7 million and $97.6 million for 1996, 1995 and 1994, respectively.

        For 1996, 1995 and 1994, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $136.7 million, $131.2 million and $175.8 million, respectively.

        In 1995, DLJ completed the public offering of 10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27.00 per share. As a result of the offering, The Equitable's ownership percentage of common stock was reduced to 80.2%. The Equitable's ownership interest will be further reduced upon the issuance of common stock after the vesting of forfeitable restricted stock units acquired by and/or the exercise of options granted to certain DLJ employees. Proceeds from the offering totaled approximately $285.7 million of which the Holding Company received approximately $178.6 million, net of expenses. The Equitable recognized an investment gain of $34.7 million, net of related expenses, on this transaction. At December 31, 1996, The Equitable's ownership of DLJ's shares was 79.9%.

        In 1996, Alliance acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor") for approximately $159.0 million. The purchase price consisted of $94.3 million in cash, 1.8 million of Alliance's publicly traded units ("Alliance Units"), 6% notes aggregating $21.5 million payable ratably over four years, and substantial additional consideration which will be determined at a later date. The excess of the purchase price, including acquisition costs and minority interest, over the fair value of Cursitor's net assets acquired resulted in the recognition of intangible assets consisting of costs assigned to contracts acquired and goodwill of approximately $122.8 million and $38.3 million, respectively, which are being amortized over the estimated useful lives of 20 years. The Equitable recognized an investment gain of $20.6 million as a result of the issuance of Alliance Units in this transaction. At December 31, 1996, The Equitable's ownership of Alliance Units was approximately 57.3%.

        In 1994, Alliance sold 4.96 million newly issued Alliance Units to third parties at prevailing market prices. The Equitable continues to hold its 1% general partnership interest in Alliance. The Equitable recognized an investment gain of $52.4 million as a result of these transactions.

        Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of equity and the changes for the corresponding years, are summarized as follows:

                                                               1996          1995            1994
                                                            ----------   -------------   -----------
                                                                          (In Millions)
        Balance, beginning of year as restated.............  $  386.6     $   (250.1)     $  147.0
        Changes in unrealized investment (losses) gains....    (298.7)       1,229.2        (889.3)
        Changes in unrealized investment losses
          (gains) attributable to:
            Participating group annuity contracts..........      --            (78.1)         40.8
            DAC............................................      42.3         (216.8)        273.6
            Deferred Federal income taxes..................      49.1         (297.6)        177.8
                                                            ----------   -------------   -----------
        Balance, End of Year...............................  $  179.3     $    386.6      $ (250.1)
                                                            ==========   =============   ===========
        Balance, end of year comprises:
          Unrealized investment gains (losses) on:
            Fixed maturities...............................  $  360.1     $    616.0      $ (466.8)
            Other equity investments.......................      29.3           32.2         (15.5)
            Other, principally Closed Block................      53.1           93.0          (5.7)
                                                            ----------   -------------   -----------
              Total........................................     442.5          741.2        (488.0)
          Amounts of unrealized investment (gains)
            losses attributable to:
              Participating group annuity contracts........     (72.2)         (72.2)          5.9
              DAC..........................................     (52.0)         (94.3)        122.5
              Deferred Federal income taxes................    (139.0)        (188.1)        109.5
                                                            ----------   -------------   -----------
        Total..............................................  $  179.3     $    386.6      $ (250.1)
                                                            ==========   =============   ===========

 6)     CLOSED BLOCK

        Summarized financial information for the Closed Block follows:

                                                                    December 31,
                                                            ---------------------------
                                                               1996           1995
                                                            -----------    ------------
                                                                    (In Millions)
        Assets
        Fixed Maturities:
          Available for sale, at estimated fair value
            (amortized cost, $3,820.7 and $3,662.8)........  $ 3,889.5      $ 3,896.2
        Mortgage loans on real estate......................    1,380.7        1,368.8
        Policy loans.......................................    1,765.9        1,797.2
        Cash and other invested assets.....................      336.1          440.9
        DAC................................................      876.5          792.6
        Other assets.......................................      246.3          286.4
                                                            -----------    -----------
        Total Assets.......................................  $ 8,495.0      $ 8,582.1
                                                            ===========    ===========


                                                            December 31,
                                                      ------------------------
                                                          1996         1995
                                                      ----------    ----------
                                                            (In Millions)
        Liabilities
        Future policy benefits and policyholders'
          account balances...........................  $8,999.7      $8,923.5
        Other liabilities............................      91.6         297.9
                                                      ----------    ----------
        Total Liabilities............................  $9,091.3      $9,221.4
                                                      ==========    ==========

                                                         1996           1995           1994
                                                      -----------   ------------   -----------
                                                                     (In Millions)
        Revenues
        Premiums and other revenue...................  $   724.8      $   753.4    $   798.1
        Investment income (net of investment
          expenses of $27.3, $26.7 and $19.0)........      546.6          538.9        523.0
        Investment losses, net.......................       (5.5)         (20.2        (24.0)
                                                      ------------   ----------   -----------
              Total revenues.........................    1,265.9        1,272.1      1,297.1
                                                      ------------   ----------   -----------

        Benefits and Other Deductions
        Policyholders' benefits and dividends........    1,106.3        1,077.6      1,121.6
        Other operating costs and expenses...........       34.6           51.3         38.5
                                                      ------------   ----------   -----------
              Total benefits and other deductions....    1,140.9        1,128.9      1,160.1
                                                      ------------   ----------   -----------

        Contribution from the Closed Block...........  $   125.0      $   143.2    $   137.0
                                                      ============   ==========   ===========

        In the fourth quarter of 1996, The Equitable adopted SFAS No. 120, which prescribes the accounting for individual participating life insurance contracts, most of which are included in the Closed Block. The implementation of SFAS No. 120 resulted in an increase (decrease) in the contribution from the Closed Block of $27.5 million, $18.8 million and $(14.0) million in 1996, 1995 and 1994, respectively.

        The fixed maturity portfolio, based on amortized cost, includes $.4 million and $4.3 million at December 31, 1996 and 1995, respectively, of restructured securities which includes problem fixed maturities of $.3 million and $1.9 million, respectively.

        During the eleven months ended November 30, 1995, one security classified as held to maturity was sold and ten securities classified as held to maturity were transferred to the available for sale portfolio. All actions resulted from significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $81.3 million with gross unrealized investment losses of $.1 million transferred to equity. At December 1, 1995, $1,750.7 million of securities classified as held to maturity were transferred to the available for sale portfolio. As a result, unrealized gains of $88.5 million on fixed maturities were recognized, offset by DAC amortization of $52.6 million.

        At December 31, 1996 and 1995, problem mortgage loans on real estate had an amortized cost of $4.3 million and $36.5 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had an amortized cost of $114.2 million and $137.7 million, respectively. At December 31, 1996 and 1995, the restructured mortgage loans on real estate amount included $.7 million and $8.8 million, respectively, of problem mortgage loans on real estate.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                        December 31,
                                                                 --------------------------
                                                                    1996          1995
                                                                 ----------   -------------
                                                                      (In Millions)

        Impaired mortgage loans with provision for losses.......  $ 128.1      $   106.8
        Impaired mortgage loans with no provision for losses....       .6           10.1
                                                                 ----------   -------------
        Recorded investment in impaired mortgages...............    128.7          116.9
        Provision for losses....................................     12.9           17.9
                                                                 ----------   -------------
        Net Impaired Mortgage Loans.............................  $ 115.8      $    99.0
                                                                 ==========   =============

        During 1996 and 1995, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $153.8 million and $146.9 million, respectively. Interest income recognized on these impaired mortgage loans totaled $10.9 million and $5.9 million for 1996 and 1995, respectively, including $4.7 million and $1.3 million recognized on a cash basis.

        Valuation allowances amounted to $13.8 million and $18.4 million on mortgage loans on real estate and $3.7 million and $4.3 million on equity real estate at December 31, 1996 and 1995, respectively. Writedowns of fixed maturities amounted to $12.8 million, $16.8 million and $15.9 million for 1996, 1995 and 1994, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

 7)     DISCONTINUED OPERATIONS

        Summarized financial information for the GIC Segment follows:

                                                        December 31,
                                               -----------------------------
                                                   1996            1995
                                               ------------    -------------
                                                       (In Millions)
        Assets
        Mortgage loans on real estate..........  $ 1,111.1       $ 1,485.8
        Equity real estate.....................      925.6         1,122.1
        Other invested assets..................      474.0           665.2
        Other assets...........................      226.1           579.3
                                                ------------    ------------
        Total Assets...........................  $ 2,736.8       $ 3,852.4
                                                ============    ============
        Liabilities
        Policyholders' liabilities.............  $ 1,335.9       $ 1,399.8
        Allowance for future losses............      262.0           164.2
        Amounts due to continuing operations...      996.2         2,097.1
        Other liabilities......................      142.7           191.3
                                                ------------    ------------
        Total Liabilities......................  $ 2,736.8       $ 3,852.4
                                                ============    ============

                                                               1996          1995           1994
                                                            ---------   -------------    ------------
                                                                         (In Millions)
        Revenues
        Investment income (net of investment
          expenses of $127.5, $153.1 and $183.3)...........  $ 245.4       $   323.6       $ 394.3
        Investment (losses) gains, net.....................    (18.9)          (22.9)         26.8
        Policy fees, premiums and other income.............       .2              .7            .4
                                                            -----------   -------------   ------------
        Total revenues.....................................    226.7           301.4         421.5
        Benefits and other deductions......................    250.4           326.5         443.2
        Losses charged to allowance for future losses......    (23.7)          (25.1)        (21.7)
                                                            -----------   -------------   ------------
        Pre-tax loss from operations.......................      --              --            --
        Pre-tax loss from strengthening of the
          allowance for future losses......................   (129.0)            --            --
        Federal income tax benefit.........................     45.2             --            --
                                                            -----------   -------------   ------------
        Loss from Discontinued Operations..................  $ (83.8)      $     --        $   --
                                                            ===========   =============   ============

        In  1991,   management  adopted  a  plan  to  discontinue  the  business operations of the GIC Segment consisting of group non-participating Wind-Up Annuities and the GIC lines of business. The loss allowance and premium deficiency reserve of $569.6 million provided for in 1991 were based on management's best judgment at that time.

        The Equitable's quarterly process for evaluating the loss provisions applies the current period's results of the discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. Additionally, as part of The Equitable's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in the need to strengthen the loss provisions by $129.0 million, resulting in a post-tax charge of $83.8 million to discontinued operations' results in the fourth quarter of 1996.

        Management believes the loss provisions for Wind-Up Annuities and GIC contracts at December 31, 1996 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the loss provisions, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss provisions are likely to result.

        In January 1995, continuing operations transferred $1,215.4 million in cash to the GIC Segment in settlement of its obligation to provide assets to fund the accumulated deficit of the GIC Segment. Subsequently, the GIC Segment remitted $1,155.4 million in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions. Amounts due to continuing operations at December 31, 1996, consisted of $1,080.0 million borrowed by the discontinued GIC Segment offset by $83.8 million representing an obligation of continuing operations to provide assets to fund the accumulated deficit of the GIC Segment.

        Investment income included $88.2 million of interest income for 1994 on amounts due from continuing operations. Benefits and other deductions includes $114.3 million, $154.6 million and $219.7 million of interest expense related to amounts borrowed from continuing operations in 1996, 1995 and 1994, respectively.

        Valuation allowances amounted to $9.0 million and $19.2 million on mortgage loans on real estate and $20.4 million and $77.9 million on equity real estate at December 31, 1996 and 1995, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used. Writedowns of fixed maturities amounted to $1.6 million, $8.1 million and $17.8 million for 1996, 1995 and 1994, respectively and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $12.3 million for 1996.

        The fixed maturity portfolio, based on amortized cost, includes $6.2 million and $15.1 million at December 31, 1996 and 1995, respectively, of restructured securities. These amounts include problem fixed maturities of $.5 million and $6.1 million at December 31, 1996 and 1995, respectively.

        At December 31, 1996 and 1995, problem mortgage loans on real estate had amortized costs of $7.9 million and $35.4 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had amortized costs of $208.1 million and $289.3 million, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                        December 31,
                                                                 ------------------------
                                                                    1996          1995
                                                                 ----------   -----------
                                                                      (In Millions)

        Impaired mortgage loans with provision for losses.......  $  83.5      $  105.1
        Impaired mortgage loans with no provision for losses....     15.0          18.2
                                                                 ----------   -----------
        Recorded investment in impaired mortgages...............     98.5         123.3
        Provision for losses....................................      8.8          17.7
                                                                 ----------   -----------
        Net Impaired Mortgage Loans.............................  $  89.7      $  105.6
                                                                 ==========   ===========

        During 1996 and 1995, the GIC Segment's average recorded investment in impaired mortgage loans was $134.8 million and $177.4 million, respectively. Interest income recognized on these impaired mortgage loans totaled $10.1 million and $4.5 million for 1996 and 1995, respectively, including $7.5 million and $.4 million recognized on a cash basis.

        At December 31, 1996 and 1995, the GIC Segment had $263.0 million and $310.9 million, respectively, of real estate acquired in satisfaction of debt.

 8)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                 December 31,
                                                                        ----------------------------
                                                                           1996              1995
                                                                        ------------    ------------
                                                                                 (In Millions)
        Short-term debt................................................  $ 1,458.9       $   752.5
                                                                       ------------    ------------
        Long-term debt:
        Holding Company:
          Convertible subordinated debentures, 6.125% due 2024.........      339.1           338.2
          Senior notes, 9% due 2004....................................      300.0           300.0
          Senior exchange notes, 6.75% - 7.30% due through 2003........      269.0           304.0
                                                                        ------------    ------------
              Total Holding Company....................................      908.1           942.2
                                                                        ------------    ------------
        EQ Asset Trust 1993 Class A asset-backed notes, 5% due 2008....       --              51.7
                                                                        ------------    ------------
        Equitable Life:
          6.95% surplus notes scheduled to mature 2005.................      399.4           399.3
          7.70% surplus notes scheduled to mature 2015.................      199.6           199.6
          Eurodollar notes, 10.5% due 1997.............................       --              76.2
          Zero coupon note, 11.25% due 1997............................       --             120.1
          Other........................................................         .5            16.3
                                                                        ------------    ------------
              Total Equitable Life.....................................      599.5           811.5
                                                                        ------------    ------------
        Wholly Owned and Joint Venture Real Estate:
          Mortgage notes, 4.92% - 12.50% due through 2006..............      968.6         1,084.4
                                                                        ------------    ------------
        DLJ:
          Senior notes, 6.875% due 2005................................      497.2           496.8
          Medium term notes, 5.625% due 2016...........................      249.5             -
          Senior subordinated revolving credit, 7.063% due 1998........      206.5           250.0
          Swiss Franc bonds, 10.55% due 1996...........................       --             105.5
          Medium term notes, 6.65% - 7.88% through 1997................       --              88.0
          Structured notes, due through 2007...........................      216.2             -
          Subordinated exchange notes, 9.625% due 2003.................      205.0             -
          Junior subordinated convertible debentures, 6.1875% due 2001.       43.5             -
          Other........................................................        1.9            18.5
                                                                        ------------    ------------
              Total DLJ................................................    1,419.8           958.8
                                                                        ------------    ------------
        Alliance:
          Other........................................................       24.7             3.4
                                                                        ------------    ------------
        Total long-term debt...........................................    3,920.7         3,852.0
                                                                        ------------    ------------

        Total Short-term and Long-term Debt............................  $ 5,379.6       $ 4,604.5
                                                                        ============    ============

        Short-term Debt

        Equitable Life has a $350.0 million bank credit facility available to fund short-term working capital needs and to facilitate the securities settlement process. The credit facility consists of two types of borrowing options with varying interest rates. The interest rates are based on external indices dependent on the type of borrowing and at December 31, 1996 range from 5.73% (the London Interbank Offered Rate ("LIBOR") plus 22.5 basis points) to 8.25% (the prime rate). There were no borrowings outstanding under this bank credit facility at December 31, 1996.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million five-year bank credit facility. There were no borrowings outstanding under this program at December 31, 1996.

        In February 1996, Alliance entered into a new $250.0 million five-year revolving credit facility with a group of banks which replaced its
        $100.0  million   revolving  credit  facility  and  its  $100.0  million
        commercial paper back-up revolving credit facility. Under the new revolving credit facility, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the LIBOR or the Federal Funds rate. A facility fee is payable on the total facility. The revolving credit facility will be used to provide back-up liquidity for commercial paper to be used under Alliance's $100.0 million commercial paper program, to fund commission payments to financial intermediaries for the sale of Class B and C shares under Alliance's mutual fund distribution system, and for general working capital purposes. As of December 31, 1996, Alliance had not issued any commercial paper under its $100.0 million commercial paper program and there were no borrowings outstanding under Alliance's revolving credit facility.

        DLJ and its subsidiaries have entered into committed credit facilities which enable them to borrow up to $1,280.0 million on a secured basis and $650.0 million on an unsecured basis. Interest rates to be charged are based upon Federal Funds, Eurodollar or negotiated rates, as applicable. There were no borrowings outstanding at December 31, 1996 and 1995 under these agreements.

        Short-term borrowings are from banks and other financial institutions and generally are demand obligations, at interest rates approximating Federal Funds rates. Such borrowings generally are used to finance securities inventories, to facilitate the securities settlement process and to finance securities purchased by customers on margin. At December 31, 1996 and 1995, securities owned by DLJ, aggregating $363.6 million and $178.1 million, respectively, were pledged to secure certain of these borrowings.

        Repurchase agreements and short-term borrowings and the weighted average interest rates related to those borrowings at December 31, 1996 and 1995 are as follows:

                                                                            Weighted Average
                                                                            Interest Rates At
                                                     December 31,             December 31,
                                                ----------------------   --------------------
                                                   1996         1995       1996       1995
                                                ------------ ---------   ---------  ---------
                                                                (In Millions)
        Securities sold under agreements
          to repurchase........................  $29,378.3    $26,744.8     6.08%      5.69%
        Bank loans.............................      669.0        400.0     6.89%      6.21%
        Borrowings from other financial
          institutions.........................      197.0        352.5     6.95%      6.28%

        Additionally, included in short-term debt at December 31, 1996 are $297.0 million of structured notes with maturities of less than one year. The weighted average interest rate of such notes issued with a stated coupon was 5.40%.

        At December 31, 1996, long-term debt expected to mature in 1997 totaling $295.9 million was reclassified as short-term debt.

        Long-term Debt

        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. The Equitable is in compliance with all debt covenants.

        The Holding Company's $364.2 million convertible subordinated debentures (the "Subordinated Debentures") accrue interest at an annual rate of 6.125%, payable quarterly, are convertible into approximately 14.7 million shares of common stock at a conversion price of $24.75 per share and are redeemable at the option of the Holding Company on or after April 21, 1996, in whole or in part, for shares of common stock.

        In 1993, The Equitable completed a collateralized bond offering. The offering, which consisted of $385.0 million (net proceeds of $382.2 million) 5% Class A asset-backed notes was conducted through the EQ Asset Trust 1993 (the "Trust"). Payments of interest at an annual rate of 5% and principal on the notes were made quarterly. The notes were repaid in 1996.

        On December 18, 1995, Equitable Life issued, in accordance with Section 1307 of the New York Insurance Law, $400.0 million of surplus notes having an interest rate of 6.95% scheduled to mature in 2005 and $200.0 million of surplus notes having an interest rate of 7.70% scheduled to mature in 2015 (together, the "Surplus Notes"). Proceeds from the issuance of the Surplus Notes were $596.6 million, net of related issuance costs. The unamortized discount on the Surplus Notes was $1.0 million at December 31, 1996. Payments of interest on, or principal of, the Surplus Notes are subject to prior approval by the Superintendent.

        In February 1996, a shelf registration statement, which enables DLJ to issue from time to time up to $500.0 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, DLJ completed an offering under such shelf registration statement of $250.0 million aggregate principal amount of its 5 5/8% Medium Term Notes due February 15, 2016. The notes are repayable by DLJ, in whole or in part, at the option of the holders on February 15, 2001.

        In July 1996, $43.5 million junior subordinated convertible debentures were issued by an affiliate of DLJ. The debentures are convertible, in whole or in part, at the option of the affiliate, into adjustable rate cumulative redeemable preferred stock of a subsidiary on or after July 31, 1997.

        In October 1996, DLJ exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange 2.05 million shares outstanding for $205.0 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due 2003. The notes are redeemable, in whole or in part, at the option of DLJ at any time.

        Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to movements in the value of certain cash market financial instruments. At December 31, 1996, the weighted average interest rate of structured notes issued with a stated coupon, excluding those issued with a zero coupon, was 11.12%. The notes mature at various dates through 2007.

        DLJ's senior subordinated borrowings include $325.0 million at December 31, 1996 under revolving credit agreements. Interest on the senior subordinated revolving credit agreement is 6.375% and 6.75% at December 31, 1996 and 1995, respectively, and is calculated based on the LIBOR.

        In October 1995, DLJ issued $500.0 million aggregate principal amount of 6.875% senior notes due November 1, 2005. Interest is payable semi-annually. DLJ's gross proceeds from this senior debt offering totaled $493.6 million net of underwriting discounts and commissions. The senior notes are not redeemable by DLJ prior to maturity and are not entitled to any sinking fund.

        DLJ's Swiss Franc Bonds' aggregate principal amount of 200 million Swiss Francs bore interest at 5.63% and were repaid in January 1996.

        The Equitable has pledged real estate, mortgage loans, cash and securities amounting to $1,770.0 million and $2,116.7 million at December 31, 1996 and 1995, respectively, as collateral for certain short-term and long-term debt.

        At December 31, 1996, aggregate maturities of the long-term debt based on required principal payments at maturity for 1997 and the succeeding four years are $626.9 million, $571.6 million, $92.4 million, $40.5 million and $46.0 million, respectively, and $2,778.9 million thereafter.

 9)     FEDERAL INCOME TAXES

        A  summary  of  the  Federal   income  tax  expense   (benefit)  in  the
        consolidated statements of earnings is shown below:

                                                   1996       1995       1994
                                                 --------   --------   --------
                                                          (In Millions)
        Federal income tax expense (benefit):
          Current............................... $ 324.4     $154.7    $103.4
          Deferred..............................  (187.0)      37.6      53.6
                                                 --------   -------   --------
        Total...................................  $137.4     $192.3    $157.0
                                                 ========   =======   ========

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                1996     1995        1994
                                              --------  ---------   --------
                                                    (In Millions)

        Expected Federal income tax expense..  $180.5     $225.9     $191.3
        Non-taxable minority interest........   (32.9)     (28.2)     (23.9)
        Differential earnings amount.........     -          -        (16.8)
        Adjustment of tax audit reserves.....    (2.8)       4.1       (1.5)
        Other................................    (7.4)      (9.5)       7.9
                                              --------   --------   --------
        Federal Income Tax Expense...........  $137.4     $192.3     $157.0
                                              ========   ========   ========

        Prior to the date of demutualization, Equitable Life reduced its deduction for policyholder dividends by the differential earnings amount. This amount was computed, for each tax year, by multiplying Equitable Life's average equity base, as determined for tax purposes, by an estimate of the excess of an imputed earnings rate for stock life insurance companies over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the Internal Revenue Service. As a stock life insurance company, Equitable Life no longer is required to reduce its policyholder dividend deduction by the differential earnings amount, but differential earnings amounts for pre-demutualization years were still being recomputed in 1994.

        The components of the net deferred Federal income tax account are as follows:

                                                   December 31, 1996          December 31, 1995
                                                ---------------------      ----------------------
                                                 Assets   Liabilities       Assets    Liabilities
                                                --------  -----------      --------   -----------
                                                                   (In Millions)

        DAC, reserves and reinsurance..........  $ --      $ 166.0          $ --        $ 304.4
        Investments............................    --        305.6            --          352.2
        Compensation and related benefits......   462.6       --             447.6         --
        Other..................................    60.8       --              28.2         --
                                                --------   -------         -------      -------
        Total..................................  $523.4    $ 471.6          $475.8      $ 656.6
                                                ========   =======         =======      =======

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and the tax effects of each are as follows:

                                                  1996           1995          1994
                                              ------------   ------------   ----------
                                                              (In Millions)
        DAC, reserves and reinsurance........  $ (156.2)      $   63.3       $  12.0
        Investments..........................      30.7           24.2          97.4
        Compensation and related benefits....     (26.5)         (68.3)        (45.1)
        Other................................     (35.0)          18.4         (10.7)
                                              ------------   ------------   ----------
        Deferred Federal Income Tax
          (Benefit) Expense..................  $ (187.0)      $   37.6       $  53.6
                                              ============   ============   ==========

        At December 31, 1996, The Equitable had net operating loss carryforwards for tax purposes approximating $179.2 million which expire in 2006 and 2007. These net operating loss carryforwards are based on The Equitable's Federal income tax returns, which are subject to examination by the Internal Revenue Service, and could be substantially reduced as a result of adjustments to The Equitable's tax returns for prior years.

        The Internal Revenue Service is in the process of examining The Equitable's Federal income tax returns for the years 1989 through 1991. Management believes these audits will have no material adverse effect on The Equitable's consolidated results of operations.

10)     CAPITAL STOCK

        The Holding Company is authorized to issue 510 million shares of capital stock, of which 500 million shares are designated as common stock (the "Common Stock") having a par value of $.01 per share and 10 million shares are designated as preferred stock having a par value of $1.00 per share.

        In July 1992, in connection with the plan of demutualization and an initial public offering, the Holding Company issued 22.6 million shares of Common Stock to policyholders; 69.8 million shares of Common Stock,
        2.5 million shares of Series A Convertible Preferred Stock and 2.989 million shares of Series B Redeemable Preferred Stock to AXA on conversion of notes payable; and 50.0 million shares of Common Stock to the public.

        In April 1993,  the Holding  Company  completed a private  placement  of approximately 16.0 million $3.00 depositary shares representing approximately 1.6 million shares of Series C Convertible Preferred Stock. AXA purchased 49% of the private placement.

        On December 16, 1994, the Holding Company exchanged all of its Series A Convertible Preferred Stock, Series B Redeemable Preferred Stock and substantially all of its Series C Convertible Preferred Stock for Common Stock, Series E Convertible Preferred Stock and Subordinated Debentures. The Holding Company issued approximately 41.3 million shares of common stock ($530.3 million recorded value) to AXA in exchange for all of its Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock and issued 784,500 shares of Series E Convertible Preferred Stock ($392.2 million stated value) to AXA for all of its Series C Convertible Preferred Stock. Additionally, the Holding Company issued Subordinated Debentures ($337.3 million fair value) and 38,000 shares of Series E Convertible Preferred Stock ($19.0 million stated value) for substantially all of its remaining Series C Convertible Preferred Stock outstanding.

        At December 31, 1996 and 1995, respectively, 185.8 million and 184.7 million shares of Common Stock were outstanding. At December 31, 1996, approximately 51.4 million shares of Common Stock were reserved for the conversion of preferred stocks, debentures and the exercise of employee stock options.

        The Series C Convertible Preferred Stock earns an annual cash dividend of $30 per share, payable quarterly. The Series E Convertible Preferred Stock earns an annual dividend of $30.625 per share, payable quarterly in shares of Common Stock through October 22, 1999 and thereafter, at the option of the Holding Company, in shares of Common Stock or cash. The Series C and Series E Convertible Preferred Stocks are convertible into Common Stock at a conversion price of $24.50 per share (approximately 1.0 million and 16.8 million shares of Common Stock, respectively); have a liquidation value of $500 per share; and are redeemable, in whole or in part, at the option of the Holding Company at any time on or after April 26, 1996 for shares of common stock and on or after April 21, 2000 for cash at $500 per share. Upon completion of the exchange offering at December 31, 1994, 50,000 shares of Series C Convertible Preferred Stock ($25.0 million stated and liquidation value) and 822,500 shares of Series E Convertible Preferred Stock ($411.2 million stated and liquidation value) were outstanding.

        In December 1993, the Holding Company established a Stock Employee Compensation Trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefits program. The Holding Company sold 60,000 shares of Series D Convertible Preferred Stock to the SECT in exchange for cash and a promissory note of $299.9 million, for a total of $300.0 million. The initial purchase by the SECT of the Series D Convertible Preferred Stock has no effect on The Equitable's consolidated shareholders' equity. The Series D Convertible Preferred Stock is reported as outstanding on The Equitable's consolidated balance sheets but is offset by a contra-equity account. At the close of each reporting period, The Equitable reflects the Series D Convertible Preferred Stock remaining in the SECT at fair value and makes a corresponding adjustment to the related contra-equity account. Accordingly, market fluctuations in the value of Series D Convertible Preferred Stock held by the SECT have no impact on The Equitable's consolidated statements of earnings or consolidated shareholders' equity. An increase in consolidated shareholders' equity results only when shares of Series D Convertible Preferred Stock are released from the SECT. The SECT is required to periodically distribute an amount of Series D Convertible Preferred Stock (or Common Stock issued on conversion thereof) based on a pre-determined formula. In April 1996, The Equitable filed a shelf registration statement with the SEC to register approximately 11.9 million shares of The Equitable's Common Stock issuable upon conversion of shares of the Series D Convertible Preferred Stock held by the SECT. The SECT will terminate on the date on which all assets of the SECT have been distributed.

        In accordance with the 1991 Stock Incentive Plan, the Holding Company can issue options to purchase 7.1 million shares of its common stock. The options, which include Incentive Stock Options and Nonstatutory Stock Options are issued at the fair market value of the Holding Company's common stock at the day of grant. One-fifth of stock options granted become exercisable on each of the first five anniversaries of the date such options were granted. Options are exercisable up to 10 years from the date of grant. At December 31, 1996, 1995 and 1994, respectively, options to purchase 217,139 shares, 359,355 shares and 300,000 shares were available for future grant under the plan.

        The Equitable's ownership interest in DLJ and Alliance will be reduced upon the exercise of options granted to certain DLJ and Alliance employees and the vesting of forfeitable restricted stock units acquired by DLJ employees. At December 31, 1996, DLJ and Alliance had options outstanding to purchase approximately 11.1 million shares of DLJ common stock at prices ranging from $27.00 per share to $33.50 per share and an aggregate of 5.0 million Alliance Units at prices ranging from $6.0625 to $25.125 per unit, respectively. Options are exercisable over a period of up to ten years. DLJ restricted stock units represent forfeitable rights to receive approximately 5.2 million shares of DLJ common stock through February 2000 and were recorded as additional minority interest at $106.2 million, their fair value at the time of issuance. As of December 31, 1996, 0.1 million restricted stock units were forfeited.

        The Equitable has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation expense of The Equitable's stock option incentive plans for options granted after December 31, 1994 been determined based on the estimated fair value at the grant dates for awards under those plans, The Equitable's pro forma net earnings and earnings per share for 1996 and 1995 would have been as follows:

                                               1996          1995
                                            ----------    -----------
                                                  (In Millions,
                                             Except Per Share Amount)
        Net Earnings:
          As Reported......................  $   99.1      $  365.4
          Pro Forma........................  $   84.9      $  362.8

        Earnings Per Share:
          Assuming No Dilution:
            As Reported....................  $    .36      $   1.83
            Pro Forma......................  $    .28      $   1.82

          Assuming Full Dilution:
            As Reported....................  $    .36      $   1.74
            Pro Forma......................  $    .28      $   1.73

        The fair value of options and units granted after December 31, 1994, used as a basis for the above pro forma disclosures, was estimated as of the date of grants using Black-Scholes option pricing models. The option and unit pricing assumptions for 1996 and 1995 are as follows:

                                    Holding Company           DLJ                   Alliance
                                  ------------------- --------------------  ---------------------
                                     1996      1995      1996       1995        1996       1995
                                  --------- --------- ---------  ---------  ----------- ---------

        Dividend yield...........     0.80%     0.96%     1.54%      1.85%      8.0%       8.0%
        Expected volatility......    20.00%    20.00%    25.00%     25.00%     23.00%     23.00%
        Risk-free interest rate..     5.92%     6.83%     6.07%      5.86%      5.80%      6.00%

        Expected life............   5 years   5 years   5 years    5 years   7.43 years 7.43 years
        Weighted fair value
          per option granted.....    $6.94     $5.90     $9.35       -         $2.69      $2.24

        A summary of the Holding Company and DLJ stock option plans and Alliance's Unit option plans are as follows:

                                       Holding Company              DLJ                       Alliance
                                  ------------------------ ------------------------- -------------------------
                                                Options                   Options                  Options
                                              Outstanding               Outstanding               Outstanding
                                                Weighted                  Weighted                 Weighted
                                    Shares      Average       Shares      Average       Units      Average
                                     (In       Exercise        (In       Exercise        (In       Exercise
                                   Millions)    Price        Millions)    Price        Millions)    Price
                                  ---------- ------------- ----------- ------------- ----------- -----------

        Balance as of
          January 1, 1994........    6.1                         --                      3.2
          Granted................     .7                         --                      1.2
          Exercised..............    --                          --                      (.5)
          Forfeited..............    --                          --                      (.1)
                                  ----------               -----------               -----------

        Balance as of
          December 31, 1994......    6.8                         --                      3.8
          Granted................     .4                         9.2                     1.8
          Exercised..............    (.1)                        --                      (.5)
          Expired................    (.1)                        --                      --
          Forfeited..............    (.3)                        --                      (.3)
                                  ----------               -----------               -----------

        Balance as of
          December 31, 1995......    6.7         $20.27          9.2      $27.00         4.8       $17.72
          Granted................     .7         $24.94          2.1      $32.54          .7       $25.12
          Exercised..............    (.1)        $19.91          --                      (.4)      $13.64
          Expired................    (.6)        $20.21          --                      --
          Forfeited..............    --                          (.2)     $27.00         (.1)      $19.32
                                  ----------               -----------               -----------

        Balance as of
          December 31, 1996......    6.7         $20.79         11.1      $28.06         5.0       $19.07
                                  ==========               ===========               =========== ===========

        Information with respect to stock and unit options outstanding and exercisable at December 31, 1996 is as follows:

                                  Options Outstanding                         Options Exercisable
        ----------------------------------------------------------------  ---------------------------
                                                 Weighted
                                                 Average      Weighted                      Weighted
              Range of             Number       Remaining      Average          Number      Average
              Exercise          Outstanding    Contractual    Exercise       Exercisable    Exercise
               Prices          (In Millions)   Life (Years)     Price       (In Millions)    Price
        --------------------- -------------- --------------- -----------  ---------------- ----------

               Holding
               Company
        ----------------------
        $18.125   -$27.75            6.7            7.00        $20.79           3.4         $20.18
                              ============== =============== ===========  ================ ==========

                 DLJ
        ----------------------
        $27.00    -$33.50           11.1            9.00        $28.06           -             -
                              ============== =============== ===========  ================ ==========

              Alliance
        ----------------------
        $  6.0625  -$15.9375         1.3            4.76        $12.97           1.2         $12.58
        $16.3125   -$19.75           1.1            8.19        $19.13            .2         $18.69
        $19.875    -$19.875          1.0            7.36        $19.88            .4         $19.88
        $20.75     -$24.375           .9            8.46        $22.05            .3         $21.84
        $24.375    -$25.125           .7            9.96        $25.13           -             -
                              --------------                              ---------------
        $  6.0625  -$25.125          5.0            7.43        $19.07           2.1         $15.84
                              ============== =============== ===========  ================ ==========

11)     COMPUTATION OF PER SHARE EARNINGS

                                                                1996           1995         1994
                                                            ------------   -----------   ------------
                                                             (In Millions, Except Per Share Amounts)
        Net earnings.......................................  $   99.1       $ 365.4       $ 294.2
        Less - dividends on preferred stocks(1)............      26.7          26.7          80.1
                                                            ------------   -----------   ----------
        Net earnings applicable to common shares -
          assuming no dilution.............................      72.4         338.7         214.1
        Add - dividends on convertible preferred stock
          and interest on convertible subordinated
          debt, when dilutive(3)...........................       -            41.9          60.4
                                                            ------------   -----------   ----------
        Net Earnings Applicable to Common Shares -
          Assuming Full Dilution...........................  $   72.4       $ 380.6       $ 274.5
                                                            ============   ===========   ==========
        Weighted average common shares outstanding -
          assuming no dilution(2)..........................     185.4         184.1         143.8
        Add - assumed exercise of stock options, when
          dilutive(3)......................................       -              .9            .4
        Add - assumed conversion of convertible
          preferred stock, when dilutive(3)................       -            17.8          56.0
        Add - assumed conversion of convertible
          subordinated debt, when dilutive(3)..............       -            14.7            .5
                                                            ------------   -----------   ----------
        Weighted Average Shares Outstanding -
          Assuming Full Dilution...........................     185.4         217.5         200.7
                                                            ============   ===========   ==========

        (1) Dividends on preferred stocks for the year ended December 31, 1994 include a credit of $3.0 million resulting from the conversion and exchange of redeemable and convertible preferred stocks. Although this amount did not impact The Equitable's net earnings, for accounting purposes it was treated as an increase to net earnings applicable to common shares.

        (2)  Stock options are not included because effect is less than 3%.

        (3)  Inclusion in 1996 would be anti-dilutive.

        Shares of the Series D Convertible Preferred Stock (or Common Stock issued on conversion thereof) are not considered to be outstanding in the computation of average shares of Common Stock until the shares are allocated to fund the obligation for which the SECT was established.

        Supplementary net earnings per share computed as if the December 16, 1994 exchange of Common Stock, convertible debentures and convertible preferred stock (see Note 10) had occurred as of January 1, 1994 is $1.38, assuming no dilution, and $1.35, assuming full dilution.

12)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                          1996        1995         1994
                                                      ----------   -----------  ----------
                                                                 (In Millions)
        Direct premiums..............................  $ 461.4      $ 474.2      $ 476.7
        Reinsurance assumed..........................    177.5        171.3        180.5
        Reinsurance ceded............................    (41.3)       (38.7)       (31.6)
                                                      ----------   ----------   ----------
        Premiums.....................................  $ 597.6      $ 606.8      $ 625.6
                                                      ==========   ==========   ==========

        Universal Life and Investment-type Product
          Policy Fee Income Ceded....................  $  48.2      $  44.0      $  27.5
                                                      ==========   ==========   ==========
        Policyholders' Benefits Ceded................  $  54.1      $  48.9      $  20.7
                                                      ==========   ==========   ==========
        Interest Credited to Policyholders' Account
          Balances Ceded.............................  $  32.3      $  28.5      $  25.4
                                                      ==========   ==========   ==========

        Effective January 1, 1994, all in force business above $5.0 million was reinsured. During 1996, The Equitable's retention limit on joint survivorship policies was increased to $15.0 million. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks as well as in certain other cases.

        The Insurance Group cedes 100% of its group life and health business to a third party insurance company. Premiums ceded totaled $2.4 million, $260.6 million and $241.0 million for 1996, 1995 and 1994, respectively. Ceded death and disability benefits totaled $21.2 million, $188.1 million and $235.5 million for 1996, 1995 and 1994, respectively. Insurance liabilities ceded totaled $652.4 million and $724.2 million at December 31, 1996 and 1995, respectively.

13)     EMPLOYEE BENEFIT PLANS

        The Equitable sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents other than employees of DLJ. The pension plans are non-contributory. Equitable Life's and EREIM's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. The Equitable's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974.

        Components of net periodic pension cost (credit) for the qualified and non-qualified plans are as follows:

                                                               1996       1995        1994
                                                            --------   -----------   ---------
                                                                      (In Millions)
        Service cost....................................... $  33.8     $  30.0     $  30.3
        Interest cost on projected benefit obligations.....   120.8       122.0       111.0
        Actual return on assets............................  (181.4)     (309.2)       24.4
        Net amortization and deferrals.....................    43.4       155.6      (142.5)
                                                            --------   ---------   ---------
        Net Periodic Pension Cost (Credit)................. $  16.6     $  (1.6)    $  23.2
                                                            ========   =========   =========

        The funded status of the qualified and non-qualified pension plans is as follows:

                                                                       December 31,
                                                                 -------------------------
                                                                     1996           1995
                                                                 -------------   ---------
                                                                       (In Millions)
        Actuarial present value of obligations:
          Vested................................................  $ 1,672.2     $ 1,642.4
          Non-vested............................................       10.1          10.9
                                                                 -----------   -----------
        Accumulated Benefit Obligation..........................  $ 1,682.3     $ 1,653.3
                                                                 ===========   ===========

        Plan assets at fair value...............................  $ 1,626.0     $ 1,503.8
        Projected benefit obligation............................    1,765.5       1,743.0
                                                                 -----------   -----------
        Projected benefit obligation in excess of plan assets...     (139.5)       (239.2)
        Unrecognized prior service cost.........................      (17.9)        (25.5)
        Unrecognized net loss from past experience different
          from that assumed.....................................      280.0         368.2
        Unrecognized net asset at transition....................        4.7          (7.3)
        Additional minimum liability............................      (19.3)        (51.9)
                                                                 -----------   -----------
        Prepaid Pension Cost....................................  $   108.0     $    44.3
                                                                 ===========   ===========

        The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.5% and 4.25%, respectively, at December 31, 1996 and 7.25% and 4.50%, respectively, at December 31, 1995. As of January 1, 1996 and 1995, the expected long-term rate of return on assets for the retirement plan was 10.25% and 11%, respectively.

        The Equitable recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $12.9 million and $35.1 million, net of Federal income taxes, at December 31, 1996 and 1995, respectively, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability.

        The  pension  plan's  assets  include   corporate  and  government  debt
        securities, equity securities, equity real estate and shares of Group Trusts managed by Alliance.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $34.7 million, $36.4 million and $38.1 million for 1996, 1995 and 1994, respectively.

        The Equitable provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from The Equitable on or after attaining age 55 who have at least 10 years of service. The life insurance benefits are related to age and salary at retirement. The costs of postretirement benefits are recognized in accordance with the provisions of SFAS No. 106. The Equitable continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 1996, 1995 and 1994, The Equitable made estimated postretirement benefits payments of $18.9 million, $31.1 million and $29.8 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in The Equitable's consolidated financial statements:

                                                           1996         1995         1994
                                                        ---------    ---------    ---------
                                                                   (In Millions)
        Service cost...................................  $  5.3       $   4.0       $ 3.9
        Interest cost on accumulated postretirement
          benefits obligation..........................    34.6          34.7        28.6
        Net amortization and deferrals.................     2.4          (2.3)       (3.9)
                                                        --------     ----------    --------
        Net Periodic Postretirement Benefits Costs.....  $ 42.3       $  36.4       $28.6
                                                        ========     ==========    ========


                                                                   December 31,
                                                               ----------------------
                                                                 1996         1995
                                                               ---------   ----------
                                                                   (In Millions)
        Accumulated postretirement benefits obligation:
          Retirees............................................  $ 381.8     $ 391.8
          Fully eligible active plan participants.............     50.7        50.4
          Other active plan participants......................     60.7        64.2
                                                               ---------   ---------
                                                                  493.2       506.4
        Unrecognized prior service cost.......................     50.5        56.3
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions...   (150.5)     (181.3)
                                                               ---------   ---------
        Accrued Postretirement Benefits Cost..................  $ 393.2     $ 381.4
                                                               =========   =========

        At January 1, 1994, medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 9.5% in 1996, gradually declining to 3.5% in the year 2009 and in 1995 was 10%, gradually declining to 3.5% in the year 2008. The discount rate used in determining the accumulated postretirement benefits obligation was 7.50% and 7.25% at December 31, 1996 and 1995, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 1996 would be increased 7%. The effect of this change on the sum of the service cost and interest cost would be an increase of 8%.

14)     BROKER-DEALER NET CAPITAL

        DLJ's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the SEC's Uniform Net Capital Rule pursuant to rule 15C3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The New York Stock Exchange may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At December 31, 1996, DLJSC's aggregate net capital of $654.1 million was 21% of aggregate debit balances and in excess of the minimum requirement by approximately $584.0 million.

        Certain U.S. and foreign subsidiaries of DLJ are subject to the net capital requirements of their respective regulatory agencies. At December 31, 1996 and 1995, DLJ and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

        In accordance with regulations of the Securities and Exchange Commission and the Commodities Futures Trading Commission, cash of $13.2 million and $9.9 million and securities with a market value of $770.0 million and $409.7 million, at December 31, 1996 and 1995, respectively, have been segregated in special reserve bank accounts for the benefit of DLJ's customers. These amounts are included in other assets in the consolidated balance sheets.

15)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Derivatives

        Substantially all of DLJ's business related to derivatives is by its nature trading activities which are primarily for the purpose of customer accommodations. DLJ's derivative activities consist primarily of option writing and trading in forward and futures contracts. Derivative financial instruments have both on-and-off balance sheet implications depending on the nature of the contracts. DLJ's involvement in swap contracts is not significant.

        Changes in unrealized gains or losses on all of DLJ's derivative instruments are included in the consolidated statements of earnings. Changes in the value of options contracts are included in the consolidated statements of earnings. Fair value of the options includes the premiums which are deferred and are recognized as revenue over the life of the option contracts on a straight-line basis or are recognized as revenue through the change in the fair value of the option. The notional amount of forward and futures contracts are treated as off-balance-sheet items. Changes in unrealized gains and losses on forward and futures contracts are included in the consolidated statements of earnings with corresponding offsetting amounts reflected as assets or liabilities.

        As part of customer accommodations, DLJ writes option contracts specifically designed to meet customers' needs. As a writer of over the counter option contracts, DLJ receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the option. Options written do not expose DLJ to credit risk since they obligate DLJ (not its counterparty) to perform. With respect to the financial instruments underlying these options, DLJ makes a determination that credit exposures are appropriate for the particular counterparty with whom business is conducted. DLJ generally covers the market risk associated with its options business by purchasing or selling cash or other derivative financial instruments on a proprietary basis to cover the options written. Such purchases and sales may include debt and equity securities, futures and forward contracts and options. DLJ reviews the creditworthiness of the counterparties of such covering transactions. Future cash requirements for options written is equal to the fair value of the options. Option contracts are typically written for a duration of less than thirteen months and are included in the consolidated balance sheets at fair value. Option premiums are recognized as revenue over the life of the option contracts on a straight-line basis or are recognized as revenue through the change in the fair value of the option.

        The notional (contract) value of the written options was $8.6 billion and $3.7 billion at December 31, 1996 and 1995, respectively. Such options contracts are covered by the following financial instruments which DLJ has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                              December 31,
                                                        -------------------------
                                                           1996          1995
                                                        -----------   -----------
                                                              (In Millions)
        U.S. Government, mortgage-backed securities
          and options thereon..........................  $ 4,679.0     $ 1,569.0
        Foreign sovereign debt securities..............    2,460.0         666.0
        Equity swap contracts..........................       70.0         408.0
        Currency forward contracts.....................       18.0           -
        Futures contracts..............................      306.0         183.0
        Equities and other.............................    1,079.0         911.0
                                                        -----------   -----------
        Total..........................................  $ 8,612.0     $ 3,737.0
                                                        ===========   ===========

        The trading revenues from option writing activity (net of related interest expense) were approximately $71.2 million, $96.0 million and $100.3 million for 1996, 1995 and 1994, respectively. The fair value of options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $172.7 million and $128.7 million for 1996 and 1995, respectively. The fair value of options was approximately $241.9 million and $154.4 million at December 31, 1996 and 1995, respectively, and were included as liabilities in the accompanying consolidated balance sheets.

        As part of its trading activities, DLJ also enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. DLJ also enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance-sheet items. Changes in unrealized gains and losses on forward and futures contracts are included in the consolidated statements of earnings with corresponding offsetting amounts reflected as assets or liabilities. Market risk for a forward and future is the movement of price on the notional value of the contracts. Cash requirements at inception equal the original margin on futures contracts. Generally, no cash is required at inception for forward contracts. The cash requirement at settlement is equal to the notional value on the contract for a forward contract and the daily changes in the market value for a futures contract. The performance of forward contracts is dependent on the financial reliability of the counterparty and exposes DLJ to credit risk. DLJ monitors credit exposure of forward contracts by limiting transactions with specific counterparties, reviewing credit limits and adhering to internally established credit extension policies. Futures contracts and options on futures contracts are exchange-traded financial instruments that generally do not represent exposure to credit risk due to daily cash settlements of the change in market value with the exchanges. The credit risk with the futures exchange is limited to the net positive change in the market value for a single day.

        The following is a summary of the values of these contracts at December 31, 1996 and 1995:

                                              December 31, 1996             December 31, 1995
                                         ---------------------------  ---------------------------
                                          Purchases       Sales        Purchases         Sales
                                         -----------  --------------  ------------   ------------
                                                              (In Millions)
        Forward Contracts:
          Notional (Contract) Value.....  $14,070.0     $ 17,917.0     $18,186.0       $17,066.0
                                         ===========  ============   =============   ============
        Futures Contracts and
          Options on Futures
          Contracts:
          (Market Value)................  $ 1,420.0     $  2,774.0     $ 1,129.0       $ 1,932.0
                                         ===========  ============   =============   ============

        The following is a summary of the values of these contracts included in the consolidated financial statements at December 31, 1996 and 1995:

                                                                                     December 31,
                                                                                -------------------
                                                                                  1996      1995
                                                                                --------   --------
                                                                                     (In Millions)
        Forward Contracts:
          Average fair values included in liabilities during the period........  $(10.0)   $ (4.0)
          Unrealized gains included in total assets at end of period...........    44.0      48.0
          Unrealized losses included in total liabilities at end of period.....    46.0      51.0

        Futures Contracts:
          Average fair values included in assets during the period.............  $  2.0    $  -
          Average fair values included in liabilities during the period........     -        (6.0)
          Unrealized gains included in total assets at end of period...........     6.0       -

        Net trading gains (losses) on forward contracts were $39.0 million, $149.0 million and $(157.0) million and net trading gains (losses) on futures contracts were $8.0 million, $(58.0) million and $59.0 million for 1996, 1995 and 1994, respectively.

        Average fair values during the period were computed using month-end averages. The fair values of futures contracts are measured by reference to quoted market prices. Fair values of forward contracts are estimated on the basis of dealer quotes, pricing models or quoted prices for financial instruments with similar characteristics. DLJ generally enters into futures and forward transactions for periods of 90 days or less. The remaining maturities for all options, forwards and futures are less than thirteen months.

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income. The notional amount of matched interest rate swaps outstanding at December 31, 1996 was $649.9 million. The average unexpired terms at December 31, 1996 range from 2.2 to 2.7 years. At December 31, 1996, the cost of terminating outstanding matched swaps in a loss position was $8.3 million and the unrealized gain on outstanding matched swaps in a gain position was $11.4 million. The Equitable has no intention of terminating these contracts prior to maturity. During 1996, 1995 and 1994, net gains (losses) of $.2 million, $1.4 million and $(.2) million, respectively, were recorded in connection with interest rate swap activity . Equitable Life has implemented an interest rate cap program designed to hedge crediting rates on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 1996 of contracts purchased and sold were $5,050.0 million and $500.0 million, respectively. The net premium paid by Equitable Life on these contracts was $22.5 million and is being amortized ratably over the contract periods ranging from 3 to 5 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

        Financial Instruments with Off-Balance-Sheet Risk

        In the normal course of business, DLJ's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities and financial instrument transactions. The execution of these transactions includes the purchase and sale (including "short sales") of securities, the writing of options, and the purchase and sale of financial futures contracts and forward purchase and sales contracts for mortgage-backed securities and foreign currencies. These activities may expose DLJ to off-balance-sheet risk in the event the customer or counterparty to the transaction is unable to fulfill its contractual obligations and margin requirements are not sufficient to fully cover losses. In these situations, DLJ may be required to purchase or sell financial instruments at prevailing market prices which may not fully cover the obligations of its customers or counterparties. DLJ limits this risk by requiring customers and counterparties to maintain margin collateral that is in compliance with regulatory and internal guidelines. Additionally, with respect to DLJ's correspondent clearance activities, introducing correspondent brokers are required to guarantee the performance of their customers in meeting contractual obligations.

        DLJ's financing and securities settlement activities involve DLJ using securities as collateral in support of various secured financing sources. In the event the counterparty does not meet its contracted obligation to return securities used as collateral, DLJ may be exposed to the risk of reacquiring the securities at the prevailing market prices in order to satisfy its obligations. DLJ controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.

        DLJ's activities include entering into forward contracts which provide for the future delivery or receipt of securities at a specified price or yield. Risk arises from the potential inability of counterparties to perform under the terms of the contracts and from changes in securities value and interest rates. DLJ controls the risk by monitoring the market value of the securities contracted for on a daily basis and reviewing creditworthiness of the counterparties. DLJ reflects the changes in the market value of these instruments in the consolidated statement of earnings. The settlement of these transactions is not expected to have a material adverse effect on The Equitable's consolidated financial statements.

        Concentrations of Credit Risk

        As a securities broker and dealer, DLJ is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, institutional and individual investors. A substantial portion of DLJ's transactions are executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. governmental agencies, mutual funds and other financial institutions and are generally collateralized. DLJ's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. Credit risk is the amount of accounting loss DLJ would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, DLJ analyzes market movements that could affect exposure levels. DLJ considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, DLJ actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis and requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, DLJ may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

        DLJ's customer securities activities are transacted on either a cash or margin basis. In margin transactions, DLJ extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. DLJ seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. DLJ monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary.

        Fair Value of Financial Instruments

        The Equitable defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of timing, amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time The Equitable's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 1996 and 1995.

        Fair value for mortgage loans on real estate are estimated by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made. Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the estimated fair value of the underlying collateral if lower.

        The estimated fair values for The Equitable's liabilities under GIC and association plan contracts are estimated using contractual cash flows discounted based on the T. Rowe Price GIC Index Rate for the appropriate duration. For durations in excess of the published index rate, the appropriate Treasury rate is used plus a spread equal to the longest duration GIC rate spread published.

        The estimated fair values for those group annuity contracts which are classified as universal life type contracts are measured at the estimated fair value of the underlying assets. The estimated fair values for single premium deferred annuities ("SPDA") are estimated using projected cash flows discounted at current offering rates. The estimated fair values for supplementary contracts not involving life contingencies ("SCNILC") and annuities certain are derived using discounted cash flows based upon the estimated current offering rate.

        Fair value for long-term debt is determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to The Equitable. The Equitable's fair value of short-term borrowings approximates their carrying value.

        The following table discloses carrying value and estimated fair value for financial instruments not otherwise disclosed in Notes 3, 6 and 7:

                                                                       December 31,
                                                -----------------------------------------------------
                                                          1996                            1995
                                                -------------------------  --------------------------
                                                  Carrying    Estimated      Carrying     Estimated
                                                   Value     Fair Value       Value       Fair Value
                                                -------------------------  ------------ -------------
                                                                   (In Millions)
        Consolidated Financial Instruments:
        Mortgage loans on real estate..........  $ 3,133.0   $  3,394.6     $  3,638.3   $ 3,973.6
        Other joint ventures...................      467.0        467.0          492.7       492.7
        Policy loans...........................    2,196.1      2,221.6        1,976.4     2,057.5
        Policyholders' account balances:
          Association plans....................       78.1         77.3          101.0       100.0
          Group annuity contracts..............    2,141.0      1,954.0        2,335.0     2,395.0
          SPDA.................................    1,062.7      1,065.7        1,265.8     1,272.0
          Annuities certain and SCNILC.........      654.9        736.2          646.4       716.7
        Long-term debt.........................    3,920.7      3,948.9        3,852.0     3,945.8

        Closed Block Financial Instruments:
        Mortgage loans on real estate..........    1,380.7      1,425.6        1,368.8     1,461.4
        Other equity investments...............      105.0        105.0          151.6       151.6
        Policy loans...........................    1,765.9      1,798.0        1,797.2     1,891.4
        SCNILC liability.......................       30.6         34.9           34.8        39.6

        GIC Segment Financial Instruments:
        Mortgage loans on real estate..........    1,111.1      1,220.3        1,485.8     1,666.1
        Fixed maturities.......................       42.5         42.5          107.4       107.4
        Other equity investments...............      300.5        300.5          455.9       455.9
        Guaranteed interest contracts..........      290.7        300.5          329.0       352.0
        Long-term debt.........................      102.1        102.2          135.1       136.0

16)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Equitable has provided, from time to time, certain guarantees or commitments to affiliates, investors and others. These arrangements include commitments by The Equitable, under certain conditions: to make capital contributions of up to $244.9 million to affiliated real estate joint ventures; to provide equity financing to certain limited partnerships of $205.8 million at December 31, 1996, under existing loan or loan commitment agreements; and to provide short-term financing loans which at December 31, 1996 totaled $14.6 million. Management believes The Equitable will not incur any material losses as a result of these commitments.

        Equitable Life is the obligor under certain structured settlement agreements which it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, Equitable Life owns single premium annuities issued by previously wholly owned life insurance subsidiaries. Equitable Life has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the satisfaction of those obligations by Equitable Life is remote.

        In the normal course of business, DLJ enters into letters of credit for the purpose of facilitating certain financing transactions and for securing various margin requirements. At December 31, 1996, $163.0 million of such letters of credit were outstanding. Additionally, the Insurance Group had $51.6 million of letters of credit outstanding at December 31, 1996.

17)     LITIGATION

        A number of lawsuits has been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO") and The Equitable of Colorado, Inc. ("EOC"), like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in an award or settlement of any material amount against The Equitable. Among litigations pending against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following eight paragraphs.

        An action entitled Golomb et al. v. The Equitable Life Assurance Society of the United States was filed on January 20, 1995 in New York County Supreme Court. The action purports to be brought on behalf of a class of persons insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life (the "policies"). The complaint alleges that premium increases for these policies after 1983, all of which were filed with and approved by the New York State Insurance Department and certain other state insurance departments, breached the terms of the policies, and that statements in the policies and elsewhere concerning premium increases constituted fraudulent concealment, misrepresentations in violation of New York Insurance Law
        Section 4226 and deceptive practices under New York General Business Law
        Section 349. The complaint seeks a declaratory judgment, injunctive relief restricting the methods by which Equitable Life increases premiums on the policies in the future, a refund of premiums, and punitive damages. Plaintiffs also have indicated that they will seek damages in an unspecified amount. Equitable Life moved to dismiss the complaint in its entirety on the grounds that it fails to state a claim and that uncontroverted documentary evidence establishes a complete defense to the claims. On May 29, 1996, the New York County Supreme Court entered a judgment dismissing the complaint with prejudice. Plaintiffs have filed a notice of appeal of that judgment.

        In January 1996, separate actions were filed in Pennsylvania and Texas state courts (entitled, respectively, Malvin et al. v. The Equitable Life Assurance Society of the United States and Bowler et al. v. The Equitable Life Assurance Society of the United States), making claims similar to those in the New York action described above. The Texas action also claims that Equitable Life misrepresented to Texas policyholders that the Texas Insurance Department had approved Equitable Life's rate increases. These actions are asserted on behalf of proposed classes of Pennsylvania issued or renewed policyholders and Texas issued or renewed policyholders, insured under the policies. The Pennsylvania and Texas actions seek compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future based on the common law and statutes of those states. On February 9, 1996, Equitable Life removed the Pennsylvania action, Malvin, to the United States District Court for the Middle District of Pennsylvania. Following the decision granting Equitable Life's motion to dismiss the New York action (Golomb), on the consent of the parties the District Court ordered an indefinite stay of all proceedings in the Pennsylvania action, pending either party's right to reinstate the proceeding, and ordered that for administrative purposes the case be deemed administratively closed. On February 2, 1996, Equitable Life removed the Texas action, Bowler, to the United States District Court for the Northern District of Texas. On May 20, 1996, the plaintiffs in Bowler amended their complaint by adding allegations of misrepresentation regarding premium increases on other types of guaranteed renewable major medical insurance policies issued by Equitable Life up to and including 1983. On July 1, 1996, Equitable Life filed a motion for summary judgment dismissing the first amended complaint in its entirety. In August, 1996, the court granted plaintiffs leave to file a supplemental complaint on behalf of a proposed class of Texas policyholders claiming unfair discrimination, breach of contract and other claims arising out of alleged differences between premiums charged to Texas policyholders and premiums charged to similarly situated policyholders in New York and certain other states. Plaintiffs seek refunds of alleged overcharges, exemplary or additional damages citing Texas statutory provisions which among other things, permit two times the amount of actual damage plus additional penalties if the acts complained of are found to be knowingly committed, and injunctive relief. Equitable Life has also filed a motion for summary judgment dismissing the supplemental complaint in its entirety. Plaintiffs also obtained permission to add another plaintiff to the first amended and supplemental complaints. Plaintiffs have opposed both motions for summary judgment and requested that certain issues be found in their favor. Equitable Life is in the process of replying.

        On May 22, 1996, a separate action entitled Bachman v. The Equitable Life Assurance Society of the United States, was filed in Florida state court making claims similar to those in the previously reported Golomb action. The Florida action is asserted on behalf of a proposed class of Florida issued or renewed policyholders insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life. The Florida action seeks compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future based on various common law claims. On June 20, 1996, Equitable Life removed the Florida action to Federal court. Equitable Life has answered the complaint, denying the material allegations and asserting certain affirmative defenses. On December 6, 1996, Equitable Life filed a motion for summary judgment and plaintiff is expected to file its response to that motion shortly.

        On November 6, 1996, a proposed class action entitled  Fletcher,  et al.
        v. The Equitable Life Assurance Society of the United States, was filed in California Superior Court for Fresno County, making substantially the same allegations concerning premium rates and premium rate increases on guaranteed renewable policies made in the Bowler action. The complaint alleges, among other things, that differentials between rates charged California policyholders and policyholders in New York and certain other states, and the methods used by Equitable Life to calculate premium increases, breached the terms of its policies, that Equitable Life misrepresented and concealed the facts pertaining to such differentials and methods in violation of California law, and that Equitable Life also misrepresented that its rate increases were approved by the California Insurance Department. Plaintiffs seek compensatory damages in an unspecified amount, rescission, injunctive relief and attorneys' fees. Equitable Life removed the action to Federal court; plaintiff has moved to remand the case to state court. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of the Golomb, Malvin, Bowler, Bachman and Fletcher litigations should not have a material adverse effect on the financial position of The Equitable. Due to the early stage of such litigations, The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such litigations will have a material adverse effect on The Equitable's results of operations in any particular period.

        An action was instituted on April 6, 1995 against Equitable Life and its wholly owned subsidiary, EOC, in New York state court, entitled Sidney
        C. Cole et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., No. 95/108611 (N. Y. County). The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon their allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. On June 28, 1996, the court issued a decision and order dismissing with prejudice plaintiff's causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiff's cause of action under the New York State consumer protection statute. The only remaining causes of action are for breach of contract and negligent misrepresentation. Plaintiffs made a motion for reargument with respect to this order, which was submitted to the court in October 1996. This motion was denied by the court on December 16, 1996.

        On May 21, 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States, was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action is brought by an individual who purchased a whole life policy. Plaintiff alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff purports to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1982 to the present. Plaintiff seeks damages, including punitive damages, in an unspecified amount. On July 26, 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company, was commenced in New York state court. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. On September 21, 1996 Equitable Life, EVLICO and EOC made a motion to have this proceeding moved from Kings County Supreme Court to New York County for joint trial or consolidation with the Cole action. The motion was denied by the court on January 9, 1997. On January 10, 1997, plaintiffs moved for certification of a nationwide class consisting of all persons or entities who were sold one or more life insurance products on a "vanishing premium" basis and/or were allegedly induced to purchase additional policies from EVLICO, using the cash value accumulated in existing policies, from January 1, 1980 through and including December 31, 1996. Plaintiffs further moved to have Michael Bradley designated as the class representative. Discovery regarding class certification is underway.

        On December 12, 1996, an action entitled Robert E. Dillon v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, was commenced in the United States District Court for the Southern District of Florida. The action is brought by an individual who purchased a joint whole life policy from EOC. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the alleged impropriety of replacement policies issued by Equitable Life and EOC and alleged misrepresentations regarding the number of years premiums would have to be paid on the defendants' policies. Plaintiff brings claims for breach of contract, fraud, negligent misrepresentation, money had and received, unjust enrichment and imposition of a constructive trust. Plaintiff purports to represent two classes of persons. The first is a "contract class," consisting of all persons who purchased whole or universal life insurance policies from Equitable Life and EOC and from whom Equitable Life and EOC have sought additional payments beyond the number of years allegedly promised by Equitable Life and EOC. The second is a "fraud class," consisting of all persons with an interest in policies issued by Equitable Life and EOC at any time since October 1, 1986. Plaintiff seeks damages in an unspecified amount, and also seeks injunctive relief attaching Equitable Life's and EOC's profits from their alleged sales practices. Equitable Life's and EOC's time to answer or move with respect to the complaint has been extended until February 24, 1997. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of the Cole, Duncan, Bradley and Dillon litigations should not have a material adverse effect on the financial position of The Equitable. Due to the early stages of such litigations, The Equitable's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

        On January 3, 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, No. 94-2036 in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO since September 30, 1991. The basic allegation of the amended complaint is that Equitable

        Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. The court denied Equitable Life's and EVLICO's motion to dismiss the amended complaint on September 24, 1996. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. Currently, the parties are conducting discovery in connection with plaintiffs' attempt to certify a class. On January 9, 1997, an action entitled Rosemarie Chaviano, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, was filed in Massachusetts state court making claims similar to those in the Franze action and alleging violations of the Massachusetts securities laws. The plaintiff purports to represent all persons in Massachusetts who purchased variable life insurance contracts from Equitable Life and EVLICO from January 9, 1993 to the present. The Massachusetts action seeks rescission of the contracts or compensatory damages, attorneys' fees, expenses and injunctive relief. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of the litigations discussed in this paragraph should not have a material adverse effect on the financial position of The Equitable. Due to the early stages of such litigation, The Equitable's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

        Equitable Life recently responded to a subpoena from the U.S. Department of Labor ("DOL") requesting copies of any third-party appraisals in Equitable Life's possession relating to the ten largest properties (by value) in the Prime Property Fund ("PPF"). PPF is an open-end, commingled real estate separate account of Equitable Life for pension clients. Equitable Life serves as investment manager in PPF and has retained EREIM as advisor. In early 1995, the DOL commenced a national investigation of commingled real estate funds with pension investors, including PPF. The investigation now appears to be focused principally on appraisal and valuation procedures in respect of fund properties. The most recent request from the DOL seems to reflect, at least in part, an interest in the relationship between the valuations for those properties reflected in appraisals prepared for local property tax proceedings and the valuations used by PPF for other purposes. At no time has the DOL made any specific allegation that Equitable Life or EREIM has acted improperly and Equitable Life and EREIM believe that any such allegation would be without foundation. While the outcome of this investigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter should not have a material adverse effect on The Equitable's consolidated financial position or results of operations in any particular period.

        Equitable Casualty Insurance Company ("Casualty"), an indirect wholly owned subsidiary of Equitable Life, is party to an arbitration proceeding that commenced in August 1995. The proceeding relates to a dispute among Casualty, Houston General Insurance Company ("Houston
        General") and GEICO General Insurance Company ("GEICO General") regarding the interpretation of a reinsurance agreement. The arbitration panel issued a final award in favor of Casualty and GEICO General on June 17, 1996. Casualty and GEICO General moved in the pending Texas state court action, with Houston General's consent, for an order confirming the arbitration award and entering judgment dismissing the action. The motion was granted on January 29, 1997. The parties have also stipulated to the dismissal without prejudice of a related Texas Federal court action brought by Houston General against GEICO General and Equitable Life. In connection with confirmation of the arbitration award, Houston General paid to Casualty approximately $839,600 in settlement of certain reimbursement claims by Casualty against Houston General.

        On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint, which seeks certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994, seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the complaint. On October 11, 1996, plaintiffs filed a motion for reconsideration of the court's decision granting defendants' motion to dismiss the Complaint. On November 25, 1996, the court denied plaintiffs' motion for reconsideration. On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of investing in the Fund. Plaintiffs also reiterated allegations in the Complaint that the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so. Alliance believes that the allegations in the Complaint are without merit and intends to vigorously defend against these claims. While the ultimate outcome of this matter cannot be determined at this time, management of Alliance does not expect that it will have a material adverse effect on Alliance's results of operations or financial condition.

        On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the United States District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel issued by Rickel in October 1994. The complaint alleges violations of Federal securities laws and common law fraud against DLJSC, as the underwriter of the units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P., and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the Board of Directors of Rickel, including a DLJSC Managing Director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe the outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based on the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The named plaintiff in the State Court action also filed an adversary proceeding in the Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. The Texas State Court action, which had been removed to the

        Bankruptcy Court, has been remanded back to the state court, which remand is being opposed by DLJSC. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of such litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the Federal securities laws arising out of a public offering in 1994 of $435.0 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In addition to the matters described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on The Equitable's consolidated financial position or results of operations.

18)     LEASES

        The Equitable has entered into operating leases for office space and certain other assets, principally data processing equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 1997 and the succeeding four years are $172.2 million, $168.6 million, $159.4 million, $127.0 million, $113.3 million and $1,069.7 million thereafter. Minimum future sub-lease rental income on these noncancelable leases for 1997 and the succeeding four years are $10.2 million, $6.0 million, $4.5 million, $2.4 million, $.8 million and $.1 million thereafter.

        At December 31, 1996, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 1997 and the succeeding four years are $263.0 million, $242.1 million, $219.8 million, $194.3 million, $174.6 million and $847.1 million thereafter.

19)     OTHER OPERATING COSTS AND EXPENSES

        Other operating costs and expenses consisted of the following:

                                                               1996          1995          1994
                                                            -----------   -----------   -----------
                                                                        (In Millions)

        Compensation costs.................................  $ 1,829.0     $ 1,579.6     $ 1,364.2
        Commissions........................................      692.0         601.6         536.7
        Short-term debt interest expense...................      667.9         650.7         489.8
        Long-term debt interest expense....................      283.6         226.7         165.6
        Amortization of policy acquisition costs...........      406.0         318.6         314.2
        Capitalization of policy acquisition costs.........     (391.9)       (391.0)       (410.9)
        Rent expense, net of sub-lease income..............      185.3         167.1         158.3
        Floor, brokerage and exchange fees.................      201.3         168.1         135.6
        Other..............................................    1,327.1       1,055.9         985.8
                                                            -----------   -----------   -----------
        Total..............................................  $ 5,200.3     $ 4,377.3     $ 3,739.3
                                                            ===========   ===========   ===========

        During 1996, 1995 and 1994, The Equitable restructured certain operations in connection with cost reduction programs and recorded pre-tax provisions of $24.4 million, $39.2 million and $20.4 million, respectively. The amounts paid during 1996, associated with cost reduction programs, totaled $17.7 million. At December 31, 1996, the liabilities associated with cost reduction programs amounted to $44.5 million. The 1996 cost reduction program included restructuring costs related to the consolidation of insurance operations' service centers. The 1995 cost reduction program included relocation expenses, including the accelerated amortization of building improvements associated with the relocation of the home office. The 1994 cost reduction program included costs associated with the termination of operating leases and employee severance benefits in connection with the consolidation of 16 insurance agencies. Amortization of DAC included $145.0 million writeoff of DAC related to DI contracts in the fourth quarter of 1996.

20)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. For 1996, 1995 and 1994, statutory, net
        (loss) earnings totaled $(351.1) million, $(352.4) million and $67.5 million, respectively. No amounts are expected to be available for dividends from Equitable Life to the Holding Company in 1997.

        At December 31, 1996, the Insurance Group, in accordance with various government and state regulations, had $21.9 million of securities deposited with such government or state agencies.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The following reconciles the Insurance Group's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the New York Insurance Department with net earnings and equity on a GAAP basis.

                                                               1996          1995        1994
                                                            ----------   -----------  ----------
                                                                          (In Millions)
        Net change in statutory surplus and
          capital stock....................................  $   56.0     $   78.1     $  292.4
        Change in asset valuation reserves.................     (48.4)       365.7       (285.2)
                                                            ----------   ----------   ----------
        Net change in statutory surplus, capital stock
          and asset valuation reserves.....................       7.6        443.8          7.2
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................    (298.5)       (66.0)        (5.3)
          DAC..............................................     (13.3)        73.2         97.5
          Deferred Federal income taxes....................     108.0       (158.1)       (58.7)
          Valuation of investments.........................     289.8        189.1         45.2
          Valuation of investment subsidiary...............    (117.7)      (188.6)       396.6
          Limited risk reinsurance.........................      92.5        416.9         74.9
          Contribution from the Holding Company............       -            -         (300.0)
          Issuance of surplus notes........................       -         (538.9)         -
          Postretirement benefits..........................      28.9        (26.7)        17.1
          Other, net.......................................      12.4        115.1        (44.0)
          GAAP adjustments of Closed Block.................      (9.8)        15.7         (9.5)
          GAAP adjustments of GIC Segment..................     (89.6)        37.3         42.8
                                                            ----------   ----------   ----------
        Net Earnings of the Insurance Group................  $   10.3     $  312.8     $  263.8
                                                            ==========   ==========   ==========

                                                                           December 31,
                                                            ------------------------------------------
                                                               1996            1995            1994
                                                            ------------   ------------    -----------
                                                                          (In Millions)

        Statutory surplus and capital stock................  $  2,258.9     $  2,202.9     $  2,124.8
        Asset valuation reserves...........................     1,297.5        1,345.9          980.2
                                                            ------------   ------------   ------------
        Statutory surplus, capital stock and asset
          valuation reserves...............................     3,556.4        3,548.8        3,105.0
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................    (1,305.0)      (1,006.5)        (940.5)
          DAC..............................................     3,104.9        3,075.8        3,219.4
          Deferred Federal income taxes....................      (306.1)        (452.0)         (29.4)
          Valuation of investments.........................       286.8          417.7         (794.1)
          Valuation of investment subsidiary...............      (782.8)        (665.1)        (476.5)
          Limited risk reinsurance.........................      (336.5)        (429.0)        (845.9)
          Issuance of surplus notes........................      (539.0)        (538.9)           -
          Postretirement benefits..........................      (314.4)        (343.3)        (316.6)
          Other, net.......................................       126.3            4.4          (79.2)
          GAAP adjustments of Closed Block.................       783.7          830.8          740.4
          GAAP adjustments of GIC Segment..................      (190.3)        (184.6)        (221.9)
                                                            ------------   ------------   ------------
        Equity of the Insurance Group......................  $  4,084.0     $  4,258.1     $  3,360.7
                                                            ============   ============   ============

21)     BUSINESS SEGMENT INFORMATION

        The Equitable has two major business segments: Insurance Operations and Investment Services. The third business segment identified, Corporate and Other, principally includes operations of the Holding Company and Trust and interest expense related to debt not specific to any business segment. Interest expense related to debt not specific to any business segment is presented within Corporate interest expense. Information for all periods is presented on a comparable basis.

        The Insurance Operations segment offers a variety of traditional, variable and interest-sensitive life insurance products, disability income, annuity products, mutual fund and other investment products to individuals and small groups and administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        The Investment Services segment provides investment fund management and investment banking services, primarily to institutional clients. This segment includes Separate Accounts which provide various investment options for group clients through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $127.5 million, $124.1 million and $135.3 million for 1996, 1995 and 1994, respectively, are included in total revenues of the Investment Services segment. These fees, excluding amounts related to the discontinued GIC Segment of $15.7 million, $14.7 million and $27.4 million for 1996, 1995 and 1994, respectively, are eliminated in consolidation.

                                                               1996           1995          1994
                                                            -----------   -----------   ------------
                                                                         (In Millions)
        Revenues
        Insurance operations...............................  $ 3,742.9     $ 3,614.6     $  3,507.4
        Investment services................................    4,540.0       3,689.8        2,908.6
        Corporate and other................................       61.3          23.0           31.6
        Consolidation/elimination..........................      (39.3)        (47.1)         (44.6)
                                                            -----------   -----------   ------------
        Total..............................................  $ 8,304.9     $ 7,280.3     $  6,403.0
                                                            ===========   ===========   ============
        Earnings (loss) from continuing  operations
          before Federal income taxes
          and cumulative effect of accounting change
        Insurance operations...............................  $   (36.6)    $   303.1     $    327.5
        Investment services................................      663.2         466.3          375.2
        Corporate and other................................       28.3         (23.9)         (15.8)
        Consolidation/elimination..........................         .5            .2           (1.5)
                                                            -----------   -----------   ------------
              Subtotal.....................................      655.4         745.7          685.4
        Corporate interest expense.........................     (139.6)       (100.5)        (138.8)
                                                            -----------   -----------   ------------
        Total..............................................  $   515.8     $   645.2     $    546.6
                                                            ===========   ===========   ============

                                                      December 31,
                                              -----------------------------
                                                   1996           1995
                                              -------------   -------------
                                                      (In Millions)
        Assets
        Insurance operations.................  $ 60,464.9      $  56,720.5
        Investment services..................    68,205.3         56,785.7
        Corporate and other..................       774.3            826.7
        Consolidation/elimination............      (633.3)          (616.7)
                                              ------------    -------------
        Total................................  $128,811.2      $ 113,716.2
                                              ============    =============

22)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 1996 and 1995, are summarized below:

                                                              Three Months Ended
                                            -----------------------------------------------------
                                             March 31        June 30   September 30  December 31
                                            -----------   -----------  ------------- -----------
                                                    (In Millions, Except Per Share Amounts)
        1996
        Total Revenues...................... $ 1,936.1     $2,170.3      $1,957.3     $2,241.2
                                            ===========   ===========   ==========   ==========

        Earnings (Loss) from Continuing
          Operations before Cumulative
          Effect of Accounting Change....... $   109.7     $  115.7      $  104.7     $ (124.1)
                                            ===========   ===========   ==========   ==========
        Net Earnings (Loss)................. $    86.6     $  115.7      $  104.7     $ (207.9)
                                            ===========   ===========   ==========   ==========

        Net Earnings (Loss) Applicable
          to Common Shares.................. $    79.9     $  109.1      $   98.0     $ (214.6)
                                            ===========   ===========   ==========   ==========
        Per Common Share:
          Assuming No Dilution:
            Earnings (Loss) from
              Continuing Operations
              before Cumulative Effect
              of Accounting Change.........  $     .55    $     .58     $     .52     $   (.71)
                                            ===========   ===========   ==========   ==========
            Net Earnings (Loss)............  $     .43    $     .58     $     .52     $  (1.17)
                                            ===========   ===========   ==========   ==========
          Assuming Full Dilution:
            Earnings (Loss) from
              Continuing Operations
              before Cumulative Effect
              of Accounting Change.........  $     .51    $     .54     $     .49     $   (.71)
                                            ===========   ===========   ===========   ==========
            Net Earnings (Loss).......       $     .41    $     .54     $     .49     $  (1.17)
                                            ===========   ===========   ===========   ==========

                                                               Three Months Ended
                                            ----------------------------------------------------------
                                              March 31       June 30      September 30    December 31
                                            -----------   ------------   -------------   ------------
                                                        (In Milions, Except Per Share Amounts)
        1995
        Total Revenues...................... $ 1,654.9     $ 1,847.6      $ 1,825.3       $ 1,952.5
                                            ===========   ============   =============   ============

        Net Earnings........................ $    72.5     $   109.3      $   106.4       $    77.2
                                            ===========   ============   =============   ============

        Net Earnings Applicable to
          Common Shares..................... $    65.8     $   102.7      $    99.7       $    70.5
                                            ===========   ============   =============   ============

        Per Common Share:
          Assuming No Dilution.............  $     .36    $      .56     $      .54       $     .38
                                            ===========   ============   =============   ============
          Assuming Full Dilution...........  $     .35    $      .52     $      .51       $     .37
                                            ===========   ============   =============   ============

        The quarterly results of operations for 1996 and 1995 have been restated to reflect The Equitable's accounting change adopted in the fourth quarter of 1996 for long-duration participating life contracts in accordance with the provisions prescribed by SFAS No. 120. Net earnings for the three months ended December 31, 1996 includes a charge of $339.3 million related to writeoffs of DAC on DI contracts of $94.3 million, reserve strengthening on DI business of $113.7 million, pension par of $47.5 million and the GIC Segment of $83.8 million.

                      Report of Independent Accountants on
                   Consolidated Financial Statement Schedules


February 10, 1997


To the Board of Directors of
The Equitable Companies Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 10, 1997 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/Price Waterhouse LLP
-----------------------

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996

                                                                       Estimated        Carrying
Type of Investment                                       Cost (A)      Fair Value        Value
                                                      ------------   --------------  ------------
                                                                      (In Millions)
Fixed maturities:
United States Government and government
  agencies and authorities..........................   $  1,690.9     $  1,710.5      $  1,710.5
State, municipalities and political subdivisions....         77.0           81.5            81.5
Foreign governments.................................        302.6          318.4           318.4
Public utilities....................................      1,016.1        1,042.6         1,042.6
Convertibles and bonds with warrants attached.......        191.6          197.6           197.6
All other corporate bonds...........................     14,957.3       15,265.4        15,248.8
Redeemable preferred stocks.........................        139.1          135.3           135.3
                                                      ------------   --------------  ------------
Total fixed maturities..............................     18,374.6       18,751.3        18,734.7
                                                      ------------   --------------  ------------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other.........        354.7          342.1           342.1
Trading account securities..........................     15,758.3       15,728.1        15,728.1
Securities purchased under resale agreement.........     20,492.1       20,492.1        20,492.1
Mortgage loans on real estate.......................      3,133.0        3,394.6         3,133.0
Real estate.........................................      1,975.3          xxx           1,975.3
Real estate acquired in satisfaction of debt........        771.7          xxx             771.7
Real estate joint ventures..........................        551.4          xxx             551.4
Policy loans........................................      2,196.1        2,221.6         2,196.1
Other limited partnership interests.................        467.0          467.0           467.0
Other invested assets...............................        397.8          397.8           397.8
                                                      ------------   --------------  ------------
Total Investments...................................   $ 64,472.0     $ 61,794.6      $ 64,789.3
                                                      ============   ==============  ============

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost; for other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions.

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 1996 AND 1995

                                                             1996              1995
                                                        -------------     ------------
                                                               (In Millions)
ASSETS
Investment in consolidated subsidiaries................  $  4,695.8       $  4,767.8
Fixed maturities available for sale, at estimated
  fair value (amortized costs,$442.1 and $135.3).......       442.1            135.5
Other invested assets..................................        62.1            103.3
                                                        -------------     ------------
      Total investments................................     5,200.0          5,006.6
Cash and cash equivalents..............................        25.0            277.1
Other assets...........................................        25.6             16.9
                                                        -------------     ------------
Total Assets...........................................  $  5,250.6       $  5,300.6
                                                        =============     ============
LIABILITIES
Short-term and long-term debt..........................  $    928.1       $    942.2
Accrued liabilities....................................       334.5            249.7
                                                        -------------     ------------
      Total liabilities................................     1,262.6          1,191.9
                                                        -------------     ------------
SHAREHOLDERS' EQUITY
Series C convertible preferred stock...................        24.4             24.4
Series D convertible preferred stock...................       294.0            286.6
Stock employee compensation trust......................      (294.0)          (286.6)
Series E convertible preferred stock...................       380.2            380.2
Common stock, at par value.............................         1.9              1.8
Capital in excess of par value.........................     2,782.2          2,753.3
Retained earnings......................................       632.9            597.5
Net unrealized investment gains........................       179.3            386.6
Minimum pension liability..............................       (12.9)           (35.1)
                                                        -------------     ------------
      Total shareholders' equity.......................     3,988.0          4,108.7
                                                        -------------     ------------
Total Liabilities and Shareholders' Equity.............  $  5,250.6       $  5,300.6
                                                        =============     ============

The financial information of The Equitable Companies Incorporated (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock see Note 10 of Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996            1995        1994
                                                          --------------   -----------  ---------
                                                          (In Millions, Except Per Share Amounts)
REVENUES
Equity in continuing earnings of subsidiaries before
  cumulative effect of accounting change and
  discontinued operations................................  $    240.4      $   396.2    $  337.3
Net investment income....................................        30.5           17.1        16.6
Investment (losses) gains, net...........................         (.9)          27.9         -
                                                          --------------   ----------  ----------
      Total revenues.....................................       270.0          441.2       353.9
                                                          --------------   ----------  ----------
EXPENSES
Interest expense on long-term debt.......................        72.7           72.6        24.6
General and administrative expenses......................        16.4           23.9        19.1
                                                          --------------   ----------  ----------
      Total expenses.....................................        89.1           96.5        43.7
                                                          --------------   ----------  ----------
Earnings from continuing operations before
  Federal income taxes and cumulative effect
  of accounting change...................................       180.9          344.7       310.2
Federal income tax benefit...............................       (25.1)         (20.7)      (11.1)
                                                          --------------   ----------  ----------
Earnings from continuing operations before
  Federal income taxes and cumulative effect
  of accounting change...................................       206.0          365.4       321.3
Discontinued operations, net of Federal income taxes.....       (83.8)           -           -
Cumulative effect of accounting change,
  net of Federal income taxes............................       (23.1)           -         (27.1)
                                                          --------------   ----------  ----------
Net earnings.............................................        99.1          365.4       294.2
Dividends on preferred stocks............................        26.7           26.7        80.1
                                                          --------------   ----------  ----------
Net Earnings Applicable to Common Shares.................  $     72.4      $   338.7    $  214.1
                                                          ==============   ==========  ==========
Per Common Share:
  Assuming No Dilution:
    Earnings from continuing operations before
      Federal income taxes and cumulative effect
      of accounting change...............................  $     .93       $   1.83     $   1.68
    Discontinued operations, net of Federal
      income taxes.......................................       (.45)          -            -
    Cumulative effect of accounting change,
      net of Federal income taxes........................       (.12)          -            (.19)
                                                          --------------   ----------  ----------
    Net Earnings.........................................  $     .36       $   1.83     $   1.49
                                                          ==============   ==========  ==========
  Assuming Full Dilution:
    Earnings from continuing operations before
      Federal income taxes and cumulative effect
      of accounting change...............................  $     .93       $   1.74     $   1.52
    Discontinued operations, net of Federal
      income taxes.......................................       (.45)          -            -
    Cumulative effect of accounting change,
      net of Federal income taxes........................       (.12)          -            (.15)
                                                          --------------   ----------  ----------
    Net Earnings.........................................  $     .36       $   1.74     $   1.37
                                                          ==============   ==========  ==========
  Cash Dividend Per Common Share.........................  $     .20       $    .20     $    .20
                                                          ==============   ==========  ==========

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996         1995          1994
                                                          ------------  ---------   ------------
                                                                       (In Millions)
Net earnings.............................................  $   99.1      $ 365.4     $  294.2
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Equity in net earnings of subsidiaries.................    (133.5)      (396.2)      (310.2)
  Dividends from subsidiaries............................      11.7         10.0         25.2
  Investment losses (gains), net.........................        .9        (27.9)         -
  Change in Federal income taxes.........................     104.4        141.4         24.1
  Other..................................................     (13.0)        21.4          4.8
                                                          ------------   ---------  ------------
Net cash provided by operating activities................      69.6        114.1         38.1
                                                          ------------   ---------  ------------
Cash flows from investing activities:
  Maturities and repayments..............................      79.9         76.7         13.3
  Sales..................................................     232.8         32.3           .5
  Purchases..............................................    (581.7)      (119.3)         -
  Net change in short-term investments...................       1.9         14.8        (18.4)
  Proceeds from sale of DLJ common stock.................       -          181.8          -
  Other..................................................      (6.0)        18.9          -
  Capital contributions to consolidated subsidiaries.....       -            -         (300.0)
                                                          ------------   ---------  ------------

Net cash (used) provided by investing activities.........    (273.1)       205.2       (304.6)
                                                          ------------   ---------  ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............       -            -          300.0
  Repayment of long-term debt............................     (15.0)         -            -
  Dividends paid to shareholders.........................     (38.2)       (46.1)      (108.4)
  Other..................................................       4.6         (1.5)         3.4
                                                          ------------   ---------  ------------

Net cash (used) provided by financing activities.........     (48.6)       (47.6)       195.0
                                                          ------------   ---------  ------------
Change in cash and cash equivalents......................    (252.1)       271.7        (71.5)

Cash and cash equivalents, beginning of year.............     277.1          5.4         76.9
                                                          ------------   ---------  ------------

Cash and Cash Equivalents, End of Year...................  $   25.0      $ 277.1     $    5.4
                                                          ============   =========  ============
Supplemental cash flow information
  Interest Paid..........................................  $   70.8      $  67.8     $   20.7
                                                          ============   =========  ============
  Income Taxes Paid......................................  $  147.0      $   -       $  100.8
                                                          ============   =========  ============

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                   Future Policy     Policy                                 Amortization
                        Deferred                      Benefits       Charges       (1)      Policyholders'  of Deferred    (2)
                         Policy     Policyholders'   and Other         and         Net       Benefits and    Policy        Other
                      Acquisition     Account      Policyholders'    Premium    Investment      Interest    Acquisition  Operating
        Segment          Costs        Balance          Funds         Revenue      Income        Credited        Cost      Expense
-------------------- ------------- -------------- --------------- ------------ ------------- ------------ ------------- -----------
                                                                      (In Millions)
Insurance
  Operations........  $  3,104.9    $ 21,865.6     $ 4,416.6       $  1,471.6   $  2,078.0    $ 2,587.9     $   405.2   $    786.4
Investment
  Services..........         -             -             -              -          1,107.6          -             -        3,876.8
Corporate and
  Other.............         -             -             -              -             52.7          -             -           33.0
Corporate Interest
  Expense...........         -             -             -              -            -              -             -          139.6
Consolidation/
  Elimination.......         1.6          (1.8)          -              -             70.3           .9            .8        (41.5)
                     ------------- ------------   -------------   ------------ ------------- ------------- ------------ ------------
Total...............  $  3,106.5    $ 21,863.8     $ 4,416.6      $  1,471.6   $   3,308.6    $ 2,588.8     $   406.0   $  4,794.3
                     ============= ============   =============   ============ ============= ============= ============ ============

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by The Equitable.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                    Future Policy    Policy                                  Amortization
                        Deferred                      Benefits       Charges        (1)      Policyholders'  of Deferred     (2)
                         Policy     Policyholders'   and Other         and          Net       Benefits and     Policy       Other
                      Acquisition      Account     Policyholders'    Premium     Investment     Interest     Acquisition  Operating
        Segment          Costs         Balance         Funds         Revenue       Income       Credited        Cost        Expense
-------------------- ------------- -------------- --------------- ------------ ------------ -------------- -------------- ---------
                                                                        (In Millions)
Insurance
  Operations.......   $  3,075.8    $ 21,911.2     $   4,007.3     $  1,395.0   $ 1,995.1    $ 2,256.9     $  317.8      $  736.8
Investment
  Services.........          -             -               -              -         948.5          -            -         3,223.5
Corporate and
  Other............          -             -               -              -          43.3          -            -            46.9
Corporate Interest
  Expense..........          -             -               -              -           -            -            -           100.5
Consolidation/
  Elimination......          2.5          (2.6)            -              -          60.5           .9           .8         (49.0)
                     ------------- -------------- ---------------- ------------ ------------ ------------- ----------- -----------
Total..............   $  3,078.3    $ 21,908.6     $   4,007.3     $  1,395.0   $ 3,047.4    $ 2,257.8     $  318.6      $4,058.7
                     ============= ============== ================ ============ ============ ============= =========== ===========

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by The Equitable.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1994

                         Policy                                       Amortization
                        Charges          (1)        Policyholders'    of Deferred         (2)
                          and            Net         Benefits and        Policy          Other
                        Premium       Investment       Interest       Acquisition      Operating
        Segment         Revenue         Income         Credited           Cost          Expense
-------------------- ------------- -------------- ---------------- ----------------- -------------
                                                     (In Millions)
Insurance
  Operations.......   $  1,340.6    $   1,909.4    $    2,116.2     $     313.4       $    750.3
Investment
  Services.........          -            819.1             -               -            2,533.4
Corporate and
  Other............          -             48.1             -               -               47.4
Corporate Interest
  Expense..........          -              -               -               -              138.8
Consolidation/
  Elimination......          -             61.8              .9              .8            (44.8)
                     ------------- -------------- ---------------- ----------------- -------------
Total..............   $  1,340.6    $   2,838.4    $    2,117.1     $     314.2       $  3,425.1
                     ============= ============== ================ ================= =============

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating  expenses are incurred directly by a segment,  or allocated based on usage rates maintained by The Equitable.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE VI
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   Assumed                       Percentage
                                                  Ceded to          from                         of Amount
                                Gross              Other            Other           Net           Assumed
                                Amount            Companies        Companies       Amount         to Net
                              --------------   --------------   --------------  -------------   ------------
                                                               (In Millions)
1996
Life insurance in force(B)...  $ 232,704.6      $ 13,696.9       $  42,046.5     $ 261,054.2      16.10%
                              ==============   ==============   ==============  =============
Premiums:
Life insurance and
  annuities..................  $     249.2      $     17.1       $     107.3     $     339.4      31.61%
Accident and health..........        214.6            26.6              70.2           258.2      27.19%
                              --------------   --------------   --------------  -------------
Total Premiums...............  $     463.8      $     43.7       $     177.5     $     597.6      29.70%
                              ==============   ==============   ==============  =============
1995
Life insurance in force(B)...  $ 226,530.6      $ 12,348.2       $  38,382.2     $ 252,564.6      15.20%
                              ==============   ==============   ==============  =============
Premiums:
Life insurance and
  annuities..................  $     244.7      $     14.3       $      96.7     $     327.1      29.56%
Accident and health..........        490.1           285.0              74.6           279.7      26.67%
                              --------------   --------------   --------------  -------------
Total Premiums...............  $     734.8      $    299.3       $     171.3     $     606.8      28.23%
                              ==============   ==============   ==============  =============
1994
Life insurance in force(B)...  $ 220,780.2      $ 13,937.5       $  43,200.1     $ 250,042.8      17.27%
                              ==============   ==============   ==============  =============
Premiums:
Life insurance and
  annuities..................  $     247.7      $     29.8       $     110.4     $     328.3      33.62%
Accident and health..........        470.0           242.8              70.1           297.3      23.58%
                              --------------   --------------   --------------  -------------
Total Premiums...............  $     717.7      $    272.6       $     180.5     $     625.6      28.85%
                              ==============   ==============   =============  =============

(A) Includes amounts related to the discontinued group life and health business.

(B) Includes in force business related to the Closed Block.

Part II, Item 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.



                                       9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. Set forth below are the names, ages and positions of the directors and executive officers of the Holding Company.

Name                            Age     Position

Claude Bebear................   61      Director
James M. Benson(1)...........   50      Director, Senior Executive Vice President and Chief
                                          Operating Officer
John S. Chalsty..............   63      Director
Francoise Colloc'h...........   53      Director
Henri de Castries............   42      Director
Jerry M. de St. Paer.........   55      Senior Executive Vice President and
                                        Chief Financial Officer
Joseph L. Dionne.............   63      Director
William T. Esrey.............   57      Director
Jean-Rene Fourtou............   57      Director
Robert E. Garber.............   48      Executive Vice President and General Counsel
Donald J. Greene.............   63      Director
Anthony J. Hamilton..........   55      Director
John T. Hartley..............   67      Director
John H. F. Haskell, Jr.......   65      Director
Mary R. (Nina) Henderson.....   46      Director
W. Edwin Jarmain.............   58      Director
Winthrop Knowlton............   66      Director
Arthur L. Liman..............   64      Director
William T. McCaffrey.........   60      Executive Vice President and Chief Administrative Officer
Joseph J. Melone.............   65      Director, President and Chief Executive Officer
Peter D. Noris...............   41      Executive Vice President and Chief Investment Officer
Didier Pineau-Valencienne....   66      Director
George J. Sella, Jr..........   68      Director
Jose S. Suquet...............   40      Executive Vice President
Stanley B. Tulin.............   47      Executive Vice President
Dave H. Williams.............   64      Director

     (1) Mr. Benson has announced his resignation, effective May 1, 1997, as an officer and director of the Holding Company.

Directors' Biographical Information. Set forth below is a description of the business positions during at least the past five years of the directors (including those directors who are also executive officers) listed above. Except where noted each of the directors has been a director of the Holding Company since May 19, 1992.

Claude Bebear. Chairman of the Board of the Holding Company and a Director of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), Alliance Capital Management Corporation, the general partner of Alliance, and Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"). In January 1997, Mr. Bebear was appointed Chairman of the Executive Board of AXA. Prior thereto, he was Chairman and Chief Executive Officer of AXA since February 1989 and Chief Executive Officer of the AXA Group since 1974. Mr. Bebear serves as Chairman or Director of numerous subsidiaries and affiliated companies of the AXA Group. He is also a Director of Saint-Gobain, Havas S.A., Schneider S.A., and L.V.M.H. and serves as a member of the Supervisory Board of Compagnie Financiere de Paribas. Mr. Bebear has been a director of Equitable Life since July 1991.

                                      10-1

James M. Benson. Senior Executive Vice President of the Holding Company since February 1994 and Chief Operating Officer since February 1996. He is also President and a Director of Equitable Life (since February 1994), and a Senior Executive Vice President of AXA (since January 1997). Previously, he served as Chief Executive Officer (February 1996 to March 1997), Chief Operating Officer (February 1994 to February 1996) and Senior Executive Vice President of Equitable Life (April 1993 to February 1994), and as President, Chief Operating Officer and a Director of Equitable Variable Life Insurance Company (February 1994 to January 1997). He is also a Director of Alliance Capital Management Corporation, the general partner of Alliance, Hospital for Special Surgery and Health Plans, Inc. From January 1984 until joining Equitable Life, he was President of the New York office of Management Compensation Group. Director of the Holding Company since February 1994. Mr. Benson will resign, effective May 1, 1997, as an officer and director of the Holding Company and its affiliates.

John S. Chalsty. Chairman of DLJ (since February 1996) and Chief Executive Officer (since 1986). President of DLJ from 1986 to February 1996, and a Senior Executive Vice President of AXA (since January 1997). Director of DLJ since 1971 and Director of IBP, Inc., Occidental Petroleum Corporation, SDW Holdings Corporation, and Anchor Glass Container Corporation. From 1990 to 1994, Mr. Chalsty served as Vice Chairman of the New York Stock Exchange, Inc. Director of the Holding Company since February 1996.

Francoise Colloc'h. Senior Executive Vice President in charge of Human Resources and Communications of AXA. Prior thereto, she was Executive Vice President
(1993), Senior Vice President - Management and Communication (1992), and Vice President (1984-1992) of AXA. She is also a Director or officer of various subsidiaries and affiliates of the AXA Group. Director of the Holding Company since December 1996 and Equitable Life since July 1992.

Henri de Castries. Vice Chairman of the Board of the Holding Company since February 1996. Senior Executive Vice President Financial Services and Life Insurance Activities of AXA since 1996. Prior thereto, he was Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996, General Secretary of AXA from 1991 to 1993 and Central Director of Finances of AXA from 1989 to 1991. He is also a Director or officer of various subsidiaries and affiliates of the AXA Group. Mr. de Castries has been a Director of Equitable Life since September 1993. He is also a Director of DLJ, Alliance Capital Management Corporation, the general partner of Alliance, and Equitable Real Estate. Director of the Holding Company since May 1994.

Joseph L. Dionne. Chairman (since April 1988) and Chief Executive Officer (since April 1983) of The McGraw-Hill Companies (multimedia publishing and informational services). Director of Harris Corporation and Ryder System, Inc. Director of Equitable Life since May 1982.

William T. Esrey.  Chairman (since April 1990),  Chief Executive  Officer (since
1985) and President (1985 to February 1996) of Sprint Corporation (a diversified international telecommunications company). Director of Panhandle Eastern Corporation, General Mills, Inc. and Everen Capital Corporation. Director of Equitable Life since July 1986.

Jean-Rene Fourtou. Chairman and Chief Executive Officer of Rhone-Poulenc, S.A. (industrial conglomerate principally engaged in the manufacture of chemical and agricultural products) since 1986. Member of the Supervisory Board of AXA.
Director of Schneider S.A., Societe Generale, Groupe Casino (a chain of superstores) and Air France. Member of the Advisory Board of Bankers Trust Company. Director of Equitable Life since July 1992.

Donald J. Greene. Partner, LeBoeuf, Lamb, Greene & MacRae, L.L.P. (law firm) since 1965. Director of Equitable Life since July 1991.

Anthony J. Hamilton. Group Chairman and Chief Executive (since February 1994) of Fox-Pitt, Kelton Group Ltd., the London and New York based investment banking firm, which Mr. Hamilton joined in 1978. Non-executive Chairman of the Lloyd's Brokers, Byas, Mosley Group Ltd. Director of various Fox-Pitt, Kelton and Byas, Mosley Group companies. Member of the Supervisory Board of AXA, and Chairman of the Board of AXA Equity & Law. Director of Equitable Life from December 1995 to June 1996. Director of the Holding Company since December 1995.

                                      10-2

John T. Hartley. Retired as Chairman and Chief Executive Officer of Harris Corporation (industrial conglomerate principally engaged in the manufacture of electronic, telephone and copying systems and related equipment) in July 1995; prior thereto, he held the positions of Chairman of Harris Corporation from 1987, Chief Executive Officer from 1986 and President from October 1987 to April 1993. Director of Harris Corporation and The McGraw-Hill Companies. Director of Equitable Life since August 1987.

John  H.  F.  Haskell,  Jr.  Managing  Director  of  Dillon,  Read &  Co.,  Inc.
(investment  banking  firm)  since  1975 and  member of its Board of  Directors.
Director of Dillon, Read Limited, Kaydon Corporation and Chairman of the Supervisory Board of Dillon Read (France) Gestion. Director of the Holding Company and Equitable Life since July 1992.

Mary R. (Nina) Henderson. President of CPC Specialty Markets Group of CPC International, Inc., a food manufacturing company, since 1993. Prior thereto, she was President of CPC Specialty Products and Best Foods Exports. Director of Hunt Manufacturing Company, a manufacturer of office products. Director of the Holding Company and Equitable Life since December 1996.

W. Edwin Jarmain. President of Jarmain Group Inc. (private investment holding company) since 1979; also an officer or director of several affiliated companies. Director of AXA Insurance (Canada), Anglo-Canada General Insurance Company, AXA Pacific Insurance Company (formerly Boreal Property & Casualty Insurance Company); alternate director of National Mutual Life Association of Australia, National Mutual Asia Limited, and National Mutual Insurance Company Limited of Hong Kong. He serves as non-executive Chairman and Director of FCA International Ltd. (financial collection services) and previously served as President, CEO and Director during 1992 and 1993. Director of the Holding Company and Equitable Life since July 1992 and of DLJ since October 1992.

Winthrop Knowlton. Chairman of the Board of Knowlton Brothers, Inc. (private investment firm) since May 1989, also President of Knowlton Associates, Inc. (consulting services) since September 1987. Director of Audible, Inc. and Infosys, Inc., and Chairman of the Board of The Jackson Laboratory. Mr. Knowlton has been a Director of Equitable Life since October 1973.

Arthur L. Liman. Partner, Paul, Weiss, Rifkind, Wharton & Garrison (law firm) since 1966. Director of Continental Grain Company. Director of Equitable Life since March 1984.

Joseph J. Melone. Chief Executive Officer of the Holding Company since February 1996 and President of the Holding Company since May 1992. He has been Chairman of Equitable Life since February 1994, Chief Executive Officer since March 26, 1997, and a Director of Equitable Life since November 1990, and was Chief Executive Officer of Equitable Life from February 1994 to February 1996; prior to February 1994, he was President, Chief Executive Officer and a Director of Equitable Life from September 1992 to February 1994 and President, Chief Operating Officer and a Director since November 1990. He is also a Senior Executive Vice President of AXA (since January 1997). He is a Director of the following principal subsidiaries and affiliates of the Holding Company:
Equitable Real Estate, Alliance Capital Management Corporation, the general partner of Alliance, and DLJ. He is also a Director of AXA Equity & Law, AT&T Capital Corporation and Foster Wheeler Corporation.

Didier Pineau-Valencienne. Chairman and Chief Executive Officer of Schneider S.A. (industrial conglomerate principally engaged in the electrical equipment business) since 1981 and of Square D and Chairman or a Director of numerous subsidiaries and affiliated companies of Schneider. Director of the Holding
Company and Equitable Life from July 1992 to February 1995. Member of the Supervisory Board of AXA. Director of CGIP, Rhone-Poulenc, S.A. and Sema Group PLC; a member of the Supervisory Board of Banque Paribas; a member of the Advisory Boards of Bankers Trust Company, Banque de France, and Booz-Allen & Hamilton. Director of the Holding Company and Equitable Life since February 1996.

George J. Sella, Jr. Retired as Chairman and Chief Executive Officer of American Cyanamid Company (industrial conglomerate principally engaged in the manufacture of pharmaceutical products and agricultural herbicides and pesticides) in April 1993; prior thereto, he held the positions of Chairman from 1984, Chief Executive Officer from 1983 and President from 1979 to 1991. Director of Union Camp Corporation and Bush, Boake, Allen, Inc.
Director of Equitable Life since May 1987.

                                      10-3

Dave H. Williams. Chairman and Chief Executive Officer of Alliance Capital Management Corporation, the general partner of Alliance, since 1977 and Chairman or Director of numerous subsidiaries and affiliated companies of Alliance Capital Management Corporation and of mutual funds managed by Alliance. Senior Executive Vice President of AXA (since January 1997). Director of Equitable Life since March 1991.

Officers' Biographical Information. Set forth below is a description of the business positions held during at least the past five years by the executive officers of the Holding Company (other than Messrs. Melone and Benson whose biographical data is described above).

Jerry M. de St. Paer. Senior Executive Vice President (since May 1996) and Chief Financial Officer (since May 1992) of the Holding Company. Senior Executive Vice President (from February 1996 to May 1996) and Chief Financial Officer (from April 1992 to May 1996) of Equitable Life. Mr. de St. Paer has also served Equitable Life as Executive Vice President (from December 1990 to February 1996 and from May 1996 to the present), Senior Vice President and Treasurer (from June to December 1990) and Vice President (from March 1988 to June 1990). He is Executive Vice President and Chief Operating Officer (since September 1994) of Equitable Investment Corporation and was also Senior Vice President (from January 1987 to January 1991) and Treasurer (from June 1988 to January 1991). He is also a Director of Nicos Seimei Hoken (formerly Equitable Seimei Hoken), Economic-Sciences Corporation, Alliance, National Mutual Asia Limited, DLJ, Equitable Capital Management Corporation, Equitable Real Estate, and a member of the Advisory Boards of Directors of Peter Wodtke (UK) and (US).

Robert E. Garber. Executive Vice President and General Counsel of the Holding Company and Equitable Life (since September 1994). Mr. Garber also served the Holding Company and Equitable Life as Senior Vice President and General Counsel from September 1993 to September 1994 and Equitable Life as Senior Vice President and Deputy General Counsel from September 1989 to September 1993. Prior to joining Equitable Life, Mr. Garber was Senior Vice President and General Counsel (from June 1987 to August 1989) of Irving Trust Company.

William T. McCaffrey. Executive Vice President and Chief Administrative Officer (since February 1994) of the Holding Company and Director, Senior Executive Vice President and Chief Operating Officer of Equitable Life (all since February
1996). Prior thereto, he was Executive Vice President (from February 1986 to February 1996) and Chief Administrative Officer (from February 1988 to February
1996). Mr. McCaffrey joined Equitable Life in July 1954 and has served in various capacities throughout the organization since that time. He is a member of the Boards of Directors of The Equitable Foundation, Inc., All Faiths Cemetery and Innovir Laboratories.

Peter D. Noris. Executive Vice President (since May 1995) and Chief Investment Officer (since July 1995) of the Holding Company and Equitable Life. Vice President, Financial Institutions of Salomon Brothers, Inc., from November 1992 to May 1995. Prior thereto, with Morgan Stanley & Co., Inc., from October 1984 to November 1992 as Principal, Fixed Income Insurance Group. Director of Alliance and Equitable Real Estate.

Jose S. Suquet. Executive Vice President of the Holding Company (since May 1996) and Executive Vice President and Chief Agency Officer of Equitable Life (since August 1994). Mr. Suquet joined Equitable Life as an Agent in 1979, becoming Agency District Manager in 1981 and becoming Agency Manager of Equitable Life's Miami Agency in 1985, which position he held until August 1994.

Stanley B. Tulin. Executive Vice President of the Holding Company and Senior Executive Vice President and Chief Financial Officer of Equitable Life (since May 1996). Mr. Tulin was a Principal of Coopers & Lybrand LLP from 1988 to 1996. He is also a General Partner of BT Investment Group and Trustee and Treasurer of the Jewish Theological Seminary of America.

                                      10-4

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Holding Company's directors and executive officers, and persons who own more than 10% of a registered class of the Holding Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms they file. Based on a review of such forms and written representations as to the need to file Form 5, the Holding Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with for the year ended December 31, 1996.



                                      10-5

Part III, Item 11.

                             EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes for Mr. Jenrette, who served as the Holding Company's Chief Executive Officer until February 14, 1996; Mr. Melone, who served as the Holding Company's Chief Executive Officer for the remainder of 1996; and the other four individuals serving as executive officers of the Holding Company on December 31, 1996 who had the highest aggregate annual compensation for 1996 (the "named executive officers") all compensation required to be reported for the years 1994, 1995 and 1996.

                                            SUMMARY COMPENSATION TABLE

                            Annual Compensation                                 Long-Term Compensation
----------------------------------------------------------------------------- ---------------------------
                                                                                  Awards       Payouts
                                                                              --------------- -----------
                                                                   (3)          Securities       (4)           (5)
       Name and                     (2)            (2)         Other Annual     Underlying       LTIP       All Other
  Principal Position    Year       Salary         Bonus        Compensation     Options(#)     Payouts     Compensation
------------------------------- ------------- --------------- --------------- --------------- ----------- ---------------
Richard H. Jenrette(1)  1996    $  137,208    $      -        $      -              -         $    -      $ 3,069,916(6)
Retired Chairman of     1995       730,000       5,000,000           -              -          1,500,000       8,254
the Board and Chief     1994       730,000       7,000,000           -              -           900,000        9,433
Executive Officer


Joseph J. Melone        1996       682,777       2,300,000    $  92,118(7)        50,000           -           8,604
President and Chief     1995       600,000       2,000,000       86,282(7)          -           600,000        8,254
Executive Officer       1994       600,000       2,000,000       80,496(7)          -           800,000        9,433

James M. Benson         1996       583,046       2,000,000           -           100,000           -           8,604
Senior Executive Vice   1995       500,000       1,600,000           -              -           550,000        8,254
President and Chief     1994       500,000       1,500,000           -            50,000        700,000        3,750
Operating Officer

William T. McCaffrey    1996       429,613       1,200,000           -            50,000           -           8,604
Executive Vice          1995       325,000         750,000           -              -           350,000        8,254
President and Chief     1994       325,000         700,000           -              -           450,000        9,433
Administrative Officer

Jerry M. de St. Paer    1996       391,255       1,193,000           -            25,000           -           8,604
Senior Executive Vice   1995       350,000       1,100,000           -              -           400,000        8,254
President and Chief     1994       350,000       1,000,000           -              -           500,000        9,433
Financial Officer

Stanley B. Tulin(8)     1996       225,547         850,000           -           100,000           -         250,000(9)
Executive Vice
President

(1) Mr. Jenrette retired as the Holding Company's Chairman and Chief Executive Officer effective February 14, 1996.

(2) Includes all amounts deferred under qualified and non-qualified deferred compensation plans.

(3) The amounts in this column do not include certain incidental non-cash compensation provided to the named executive officers which does not exceed $50,000.

(4) Represents (i) payouts in 1996 under the former long-term incentive compensation plan in effect for years prior to 1996 following the final year of a three year performance period ended December 31, 1995; and (ii) payouts in 1995 under such plan for the first two plan years ended December 31, 1994. Payments for the Initial Performance Period under the Long-Term Plan adopted in 1996 may not be made until early 1998.

(5) Amounts in this column consist of employer contributions to defined contribution plans unless otherwise indicated.

(6) Represents $3,000,000 received by Mr. Jenrette in 1996 from DLJ for post-retirement consulting services (see "Retirement Plans and Separation Benefits"); $57,403 in termination vacation pay; and $12,513 distributed in accordance with the non-qualified Supplemental Investment Plan.

                                      11-1

(7) These amounts include  $78,000 in 1994,  $84,000 in 1995 and $90,000 in 1996
for rent paid by Equitable Life for an apartment provided to Mr. Melone.

(8) Mr. Tulin joined the Holding Company in May 1996.

(9) Represents a one-time non-recurring payment made to Mr. Tulin upon the commencement of his employment.

Options

The following tables set forth information concerning the grant of options to each of the named executive officers during 1996 and the value of options held by the named executive officers on December 31, 1996.

                        Option Grants in Last Fiscal Year
                                                                                                       Potential
                                                                                                  Realizable Value at
                                                                                                     Assumed Annual
                                                                                                  Rates of Stock Price
                                                                                                      Appreciation
                                                  Individual Grants                                 For Option Term
                           ----------------------------------------------------------------   -----------------------------
                            Number of           % of
                            Securities     Total Options     Exercise
                            Underlying       Granted to        Price
                             Options        Employees in      (Dollar
          Name              Granted(1)      Fiscal Year     Per Share)    Expiration Date          5%             10%
-------------------------  -------------   ---------------  ------------  -----------------   -------------  --------------
Richard H. Jenrette......          0             NA             NA               NA                NA              NA
Joseph J. Melone.........     50,000             7.0%           $25.25    February 15,2006    $  793,750     $ 2,012,500
James M. Benson..........    100,000            13.9%           $25.25    February 15,2006    $1,587,500     $ 4,025,000
William T. McCaffrey.....     50,000             7.0%           $25.25    February 15,2006    $  793,750     $ 2,012,500
Jerry M. de St. Paer.....     25,000             3.5%           $25.25    February 15,2006    $  396,875     $ 1,006,250
Stanley B. Tulin.........    100,000            13.9%           $24.13        May 15, 2006    $1,512,500     $ 3,850,000

(1) Options under the 1991 Stock Option Plan vest (become exercisable) at the rate of 20% per year subject to acceleration in the event of death or disability.

 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                             Number of
                                                            Securities                Value of
                                                            Underlying              Unexercised
                                                            Unexercised             in-the-Money
                               Shares                    Options at FY-End      Options at FY-End(1)
                                                        --------------------   ---------------------
                              Acquired       Value         Exercisable/             Exercisable/
             Name           on Exercise    Realized        Unexercisable           Unexercisable
-----------------------     -------------  ----------   --------------------   ---------------------
Richard H. Jenrette.....         0             0         240,000/      0       $1,110,000/$      0
Joseph J. Melone........         0             0         240,000/210,000       $1,110,000/$740,000
James M. Benson.........         0             0         140,000/210,000       $  555,000/$370,000
William T. McCaffrey....         0             0          60,000/ 90,000       $  277,500/$185,000
Jerry M. de St. Paer....         0             0          75,000/ 75,000       $  346,875/$231,250
Stanley B. Tulin........         0             0               0/100,000       $        0/$ 50,000

(1) Based on $24.625 per share, the closing price of the Common Stock on the New York Stock Exchange on December 31, 1996.

                                      11-2

Long-Term Incentive Plan Awards

The following table sets forth information concerning certain awards made in 1996 under the Holding Company's Long-Term Incentive Compensation Plan for Senior Officers based on the assumptions set forth below. Such Plan provides for certain awards to be made to those persons who are the Holding Company's Chief Executive Officer and the other four individuals who have the highest amount of salary and bonus for the years in which the related payments under the Long-Term Plan will be deductible for Federal income tax purposes. Such persons cannot be identified at this time and will not necessarily be the same individuals who are the Holding Company's named executive officers for 1996. Likewise, the dollar amounts which may be paid pursuant to such awards under the formula contained in such plan are dependent upon the Holding Company's performance in 1996, 1997 and 1998 and are accordingly not determinable at this time. However, for purposes of this table only, it is assumed that the persons named in the Summary Compensation Table with respect to 1996 will be the same persons in the year for which the awards are deductible by the Holding Company, and that the Holding Company's performance in 1997 and 1998 is identical to that obtained in 1996.

              Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                          Estimated Future Payouts under
                                                                           Non-Stock Price-Based Plans
                                Number of         Performance or     -----------------------------------------
                             Shares, Units,       Other Period        Threshold       Target       Maximum
                                   or           Until Maturation
             Name(1)         Other Rights(1)        or Payout           ($)(2)        ($)(3)        ($)(4)
---------------------------- ----------------   ------------------   ------------- ------------- -------------
Joseph J. Melone...........        16%            1/1/96-12/31/98                   1,446,000
James M. Benson............        13%            1/1/96-12/31/98                   1,175,000
William T. McCaffrey.......        11%            1/1/96-12/31/98                     994,000
Jerry M. de St. Paer.......        10%            1/1/96-12/31/98                     904,000
Stanley B. Tulin...........        5%             1/1/96-12/31/98                     452,000

(1) The table assumes that the Holding Company's Chief Executive Officer and the other four individuals who have the highest amount of salary and bonus for the years in which the related payments under the Long-Term Plan are deductible for Federal income tax purposes will be the same individuals who are the Holding Company's named executive officers for 1996. The percentages shown represent the maximum percentages of the compensation pool which the Committees have determined may be payable to such persons.
(2) Since the Committees administering the Long-Term Plan may exercise their discretion to pay less than the maximum amounts permitted by the Long-Term Plan, it is not possible to determine the minimum amount that would be payable to particular individuals if threshold earnings levels were met for the 1996-1998 performance period.
(3) Represents the amount payable from the compensation pool for the 1996-1998 performance period based on the assumptions listed above and assuming that the Committees administering the plan determine to pay each named executive officer the maximum award which has been made. The amounts set forth should not be taken as indicative of the amounts that will ultimately be paid. The Long-Term Plan permits a payment for the first two years of the 1996-1998 performance period to be made in early 1998, with any additional amounts for such 1996-1998 performance period payable in early 1999.
(4) There is no fixed dollar limit on the size of the compensation pool for the 1996-1998 performance period.

Retirement Plans and Separation Benefits

Equitable Life maintains a qualified defined benefit retirement plan (the "Retirement Plan") and an unfunded, nonqualified excess benefit plan (the "Excess Plan") which pays benefits in excess of the benefit limits provided by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Code, as well as benefits in excess of the compensation limits under the Code, and a supplemental benefit plan pursuant to which the chief executive officer of Equitable Life may authorize that an officer receive a supplemental retirement benefit based on additional years of service in excess of actual years of service (the "Supplemental Executive Retirement Plan").

                                      11-3

The table below indicates the estimated maximum annual retirement benefits that a hypothetical participant would be entitled to receive under the Retirement Plan (without regard to the maximum benefit limitations imposed by ERISA and the Code and including payments under the Supplemental Executive Retirement Plan) computed on a straight-life annuity basis, before any deduction for social security benefits, if retirement occurred at age 65 and the number of credited years of service and average annual recognized earnings equaled the amounts indicated.

                         Pension Plan Table

                                                   Credited Years of Service
                   -------------------------------------------------------------------------------------------
   Recognized
    Earnings           10 Years          15 Years          20 Years          25 Years            30 Years
---------------    -----------------  ---------------   ---------------   ----------------   -----------------
 $    100,000       $       20,000     $     30,000      $    40,000       $      50,000      $      60,000
      200,000               40,000           60,000           80,000             100,000            120,000
      400,000               80,000          120,000          160,000             200,000            240,000
      600,000              120,000          180,000          240,000             300,000            360,000
      800,000              160,000          240,000          320,000             400,000            480,000
    1,000,000              200,000          300,000          400,000             500,000            600,000
    1,500,000              300,000          450,000          600,000             750,000            900,000
    2,000,000              400,000          600,000          800,000           1,000,000          1,200,000

The Retirement Plan will provide pension benefits for Messrs. Jenrette, Melone, Benson, de St. Paer, McCaffrey and Tulin. For purposes of the Retirement Plan, covered compensation for pension benefits calculation purposes is salary and bonus allocated to Equitable Life and those of its affiliates who are co-sponsors of the Retirement Plan. Mr. Jenrette retired under the terms of the Retirement Plan effective March 1, 1996. As of December 31, 1996, the number of credited years of service under the Retirement Plan (including any service supplement authorized pursuant to the Supplemental Executive Retirement Plan) for Messrs. Jenrette, Melone, Benson, de St. Paer and McCaffrey was 11.00, 9.42, 2.75, 9.25 and 35.42, respectively. Mr. Tulin did not receive any credited service under the Retirement Plan in 1996 due to a one-year waiting period before becoming eligible to participate.

The named executives, except for Mr. Benson, Mr. de St. Paer, and Mr. Tulin, will have their benefits determined on the basis of the greater of (i) the sum of their frozen accrued benefit, based on actual and deemed service prior to January 1, 1989 under the final average pay formula (the "Pre-89 Formula"), if any, and their accrued account balance, under the Cash Balance Formula, accrued subsequent to December 31, 1988, and (ii) the Pre-89 Formula applied to total years of actual and deemed service and final average pay at retirement. Mr. de St. Paer's benefits will be computed solely according to (i) above. Mr. Benson's and Mr. Tulin's benefits will be computed solely according to the Cash Balance Formula. The Cash Balance Formula credits each named executive's account during each year of such executive's participation in the Retirement Plan, subsequent to December 31, 1988, with an amount equal to the sum of 5% of such individual's annual covered compensation not in excess of the social security wage base and 10% in excess of such wage base. These accounts are credited monthly with interest based on the average yield of one-year U.S. Treasury bills for the twelve month period ending on the last business day of November in the preceding calendar year. The Pre-89 Formula recognizes that participants in the Retirement Plan will receive Social Security benefits and reduces the benefit by a portion of the Social Security benefits. The benefits to the executives will be paid as a life annuity or a joint and survivor annuity depending on the executive's marital status at the time of retirement. The executive also has the opportunity to receive the cash balance account portion of the benefit in a lump sum.

In February 1996, the Holding Company's Board of Directors approved a supplemental executive retirement plan for Mr. Jenrette pursuant to which he will receive from Equitable Life during his lifetime an annual retirement benefit of $250,000. Such benefits are in addition to Mr. Jenrette's retirement benefits described above. Following his retirement, Mr. Jenrette has continued to receive secretarial support, the availability of a car and office space at DLJ.

In 1982, DLJ entered into an agreement with Mr. Jenrette under which Mr. Jenrette became entitled to receive certain benefits from DLJ in exchange for his agreement to provide post-retirement consulting services and not to compete


                                      11-4
with DLJ. Under the agreement, Mr. Jenrette has received benefits at a rate of $200,000 per year since attaining age 65. After Mr. Jenrette's death, his beneficiary may elect to receive either (i) monthly payments equivalent to $200,000 per year until the time Mr. Jenrette would have attained his 75th birthday or (ii) a lump sum which is the equivalent of the discounted present value of such monthly payments. These benefits are in addition to the retirement benefits payable to Mr. Jenrette under the plans maintained by Equitable Life. DLJ has funded its obligation to Mr. Jenrette under the agreement through the purchase of an annuity. Amounts paid to Mr. Jenrette under this agreement in 1994, 1995 and 1996 were $133,333, $200,000 and $200,000, respectively. In May
1996, DLJ entered into an agreement with Mr. Jenrette providing for a payment of an additional $3,000,000 during 1996 in consideration of the increased contribution to be made by Mr. Jenrette in his post-retirement consulting services.

In 1983, Mr. Jenrette deferred a portion of his 1984 compensation from DLJ in return for which DLJ agreed to pay Mr. Jenrette $43,518 annually for 15 years beginning at age 65. DLJ funded its obligations through the purchase of life insurance policies. Mr. Jenrette received $32,640, $43,518, and $43,518 in 1994, 1995 and 1996, respectively, pursuant to this agreement.

Following his retirement as Chairman and Chief Executive Officer of the Holding Company and Chairman of DLJ, Mr. Jenrette became a Senior Advisor to DLJ. Mr. Jenrette did not receive any salary for his services during 1996 in this capacity.

Mr. Benson has resigned, effective May 1, 1997, as an officer and director of the Holding Company and its affiliates. On March 26, 1997, Equitable Life's Board of Directors approved arrangements pursuant to which Mr. Benson will receive a payment of $5,200,000 in late March 1997 and will be entitled, for two years following his resignation, to both continued vesting of his options for the Holding Company's Common Stock and continued participation in certain employee benefit plans.

Compensation of Directors

All directors of the Holding Company are also directors of Equitable Life with the exception of Messrs. Chalsty and Hamilton. For serving on the Board of Directors of Equitable Life, each director of Equitable Life who is not an employee of the Holding Company or an affiliate of the Holding Company (including AXA) receives an annual retainer fee. No additional retainer is paid to such persons for service on the Board of Directors of the Holding Company. In addition, each such director also receives a meeting fee for each meeting of the Holding Company's Board or Equitable Life's Board (and any committee of such boards) attended and the chairperson of each committee receives an additional fee for each committee meeting attended; however, such directors receive only one meeting fee for joint meetings of the Holding Company's and Equitable Life's Boards (or committees). The amount paid as an annual retainer is $30,000. The per meeting fee is $1,200 and the additional fee paid to the chairperson of each committee is $800. The directors may defer all or part of their compensation as directors until retirement from the Board.

Mr. Bebear, Chairman of the Holding Company's Board of Directors, and Mr. de Castries, Vice Chairman of the Holding Company's Board of Directors, received $150,000 and $75,000, respectively, from the Holding Company for services provided in addition to their services as directors of the Holding Company during 1996 and will receive the same amounts from the Holding Company for such services during 1997. Messrs. Bebear and de Castries are eligible to participate in both the Holding Company's Short-Term and Long-Term Incentive Compensation Plans. Ms. Colloc'h received $50,000 as an employee of Equitable Life for services provided to Equitable Life during 1996 which were in addition to her services as a director of Equitable Life and will receive $50,000 from the Holding Company in 1997 for services provided in addition to her services as a director of the Holding Company. Messrs. Bebear and de Castries and Ms. Colloc'h will be eligible to participate in the Holding Company's 1997 Stock Incentive Plan.

                                      11-5

Compensation Committee Interlocks and Insider Participation

The members of the Organization and Compensation Committee of the Holding Company's Board of Directors are Joseph L. Dionne (Chairman), Jean-Rene Fourtou, John T. Hartley, W. Edwin Jarmain, and Winthrop Knowlton. No member of the Committee was an officer or employee of the Holding Company or any of its subsidiaries. See "Compensation of Directors" and "Certain Relationships and Related Transactions" (for information on Mr. Jarmain's commitment to invest in WSW 1996 Buyout Fund II).

Mr. Dionne, a director of the Holding Company and Equitable Life and Chairman of the Organization and Compensation Committees of the Holding Company and Equitable Life, is the Chairman and Chief Executive Officer of The McGraw-Hill Companies. Mr. Jenrette, who served as the Holding Company's Chairman and Chief Executive Officer until his retirement in February, 1996, has served as a director of The McGraw-Hill Companies since January 1993.


                                      11-6

Part III, Item 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 1, 1997 by (i) each person known to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and named executive officer of the Holding Company and (iii) all directors and executive officers of the Holding Company, as a group. Except as noted below, each holder listed below has sole investment and voting power with respect to the shares beneficially held by such holder.

                     Name and Address of                Amount and Nature of         Percent
                       Beneficial Owner                 Beneficial Ownership         of Class
           -----------------------------------------  ------------------------    ---------------
           AXA (1)(2)...............................         129,175,609              63.8%
           Claude Bebear (3)........................                   0                *
           James M. Benson (4)......................             180,833                *
           John S. Chalsty (5)......................              76,000                *
           Francoise Colloc'h (3)...................                   0                *
           Henri de Castries (3)....................                   0                *
           Jerry M. de St. Paer (6).................              80,000                *
           Joseph L. Dionne.........................               1,044                *
           William T. Esrey.........................                   0                *
           Jean-Rene Fourtou (3)(7).................               1,150                *
           Donald J. Greene (8).....................               1,208                *
           Anthony J. Hamilton (3)..................                   0                *
           John T. Hartley (9)......................               1,019                *
           John H.F. Haskell, Jr....................               1,000                *
           Mary R. (Nina) Henderson.................                   0                *
           W. Edwin Jarmain (10)....................              10,000                *
           Richard H. Jenrette (3)(11)..............             123,585                *
           Winthrop Knowlton........................                   0                *
           Arthur L. Liman (12).....................                  60                *
           William T. McCaffrey (13)................              76,000                *
           Joseph J. Melone (14)....................             260,186                *
           Didier Pineau-Valencienne (3)............                   0                *
           George J. Sella, Jr......................                   0                *
           Stanley B. Tulin (15)....................               4,000                *
           Dave H. Williams (16)....................              60,000                *
           All directors and executive officers
             as a group (27 persons, including
             Mr. Jenrette) (Notes (3)-(16)).........           1,023,397                *

        *Number of shares listed represents less than one percent (1%) of the number of shares of Common Stock outstanding.


                                      12-1

     (1) Includes 14,000,000 shares of Common Stock beneficially owned by Lor Finance, S.A. ("Lor Finance"), a subsidiary of AXA, in connection with a stock compensation plan for key employees of AXA and its affiliates; 6,968,649 shares of Common Stock beneficially owned by Financiere 45, a subsidiary of AXA; and 8,930,617 shares of Common Stock beneficially owned by AXA Equity & Law Life Assurance Society plc ("AXA Equity & Law"), a subsidiary of AXA. For insurance regulatory purposes, the shares of capital stock of the Holding Company beneficially owned by AXA and its subsidiaries have been deposited in the Voting Trust, which has an initial term of ten years, commencing May 12, 1992. The Voting Trustees, are Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre, each of whom serves either on the Executive Board (in the case of Mr. Bebear) or Supervisory Board (in the case of Messrs. Garnier and de Clermont-Tonnerre) of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain of its minority shareholders do not exercise control over the Holding Company or certain of its insurance subsidiaries. For additional information, including addresses, as to AXA and certain direct and indirect shareholders of AXA, who may be deemed to own beneficially all shares of the Holding Company's stock beneficially owned by AXA and to have shared power to vote or dispose of the shares beneficially owned by AXA, see "Beneficial Ownership of Common Stock by the AXA Group".

     (2)AXA beneficially owns, directly or indirectly, 784,480 outstanding shares of the Holding Company's Series E Convertible Preferred Stock, which are convertible into shares of Common Stock at any time at the option of AXA. The share and class percent numbers in the table assume conversion of all shares of Series E Convertible Preferred Stock beneficially owned by AXA into shares of Common Stock and do not include shares of Common Stock which will be paid to AXA in April, 1997 as the regular quarterly dividend on Series E Convertible Preferred Stock.

     (3)Excludes shares beneficially owned by AXA. Messrs. Bebear, Fourtou, Hamilton, Jenrette and Pineau-Valencienne are members of the Executive Board (in the case of Mr. Bebear) or Supervisory Board (in the case of the others) of AXA and, additionally, Messrs. Bebear and de Castries and Ms. Colloc'h are executive officers of AXA. Also excludes certain options exercisable presently or within 60 days held by Mr. de Castries and Ms. Colloc'h to acquire shares of Lor
Finance (see Note (1)). The sole assets of Lor Finance are voting trust certificates representing 14,000,000 shares of the Holding Company's Common Stock. Each share of Lor Finance is intended to be the economic equivalent of a share of the Holding Company's Common Stock, although holders of Lor Finance shares are not technically beneficial owners of the Holding Company's Common Stock.

     (4)Includes 10,000 shares owned jointly by Mr. Benson and his spouse, Marlene J. Benson, and 209 shares owned in the aggregate by Mr. Benson's two minor children. Includes 170,000 shares subject to options held by Mr. Benson, which options Mr. Benson has the right to exercise presently or within 60 days.

     (5)Includes 60,000 shares subject to options held by Mr. Chalsty, which options Mr. Chalsty has the right to exercise presently or within 60 days.

     (6) Represents 80,000 shares subject to options held by Mr. de St. Paer, which options Mr. de St. Paer has the right to exercise presently or within 60 days.

     (7) Mr. Fourtou owns all these shares jointly with his spouse, Janelley Fourtou.

     (8) Includes 81 shares owned by Mary Greene, Mr. Greene's spouse. Mr. Greene disclaims beneficial ownership of the shares owned by his spouse.

     (9) Represents 1,019 shares for which Mr. Hartley acts as Trustee for the John T. Hartley Trust.

     (10) Represents 10,000 shares owned by Jarmain Group, Inc. Mr. Jarmain controls Jarmain Group, Inc.

     (11) Includes 120,000 shares subject to options held by Mr. Jenrette, which options Mr. Jenrette has the right to exercise presently or within 60 days.

     (12) Represents 60 shares owned by Ellen Liman, Mr. Liman's spouse. Mr. Liman disclaims beneficial ownership of the shares owned by his spouse.

     (13) Includes 70,000 shares subject to options held by Mr. McCaffrey, which options Mr. McCaffrey has the right to exercise presently or within 60 days.

     (14) Includes 250,000 shares subject to options held by Mr. Melone, which options Mr. Melone has the right to exercise presently or within 60 days.

     (15) Represents 4,000 shares owned jointly by Mr. Tulin and his spouse, Riki P. Tulin.

                                      12-2


     (16) Represents 60,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise presently or within 60 days.

The following tables set forth certain information regarding the beneficial ownership of common stock of AXA, Finaxa, a shareholder of AXA described in "Beneficial Ownership of Common Stock by the AXA Group" below, and DLJ and of Alliance Units as of March 1, 1997 by (i) each director and named executive officer of the Holding Company who beneficially owns any shares of common stock of AXA, Finaxa or DLJ, or Alliance Units and (ii) all directors and executive officers as a group. Except as otherwise listed below, no director or executive officer of the Holding Company beneficially owns any shares of common stock of AXA or Finaxa or any equity interest in any subsidiary of the Holding Company or Equitable Life other than directors' qualifying shares.

                              AXA and Finaxa Stock

                                                                     Number          Percent
        AXA Common Stock                                           of Shares         of Class
        ----------------                                         -------------     ------------
        Name
        Claude Bebear (1)....................................       1,274,397           *
        James M. Benson......................................           1,000           *
        Francoise Colloc'h (2)...............................          52,675           *
        Henri de Castries (3)................................          33,188           *
        Jean-Rene Fourtou....................................           1,618           *
        Anthony J. Hamilton..................................           1,000           *
        John H. F. Haskell, Jr...............................             500           *
        Richard H. Jenrette..................................             600           *
        William T. McCaffrey.................................           2,000           *
        Joseph J. Melone.....................................           1,000           *
        Didier Pineau-Valencienne............................             664           *
        Stanley B. Tulin.....................................           1,000           *
        All directors and executive officers as a group
          (27 persons, including Mr. Jenrette)...............       1,370,892           *

        Finaxa Common Stock
        -------------------
        Name
        Claude Bebear (4)....................................         466,670           *
        Francoise Colloc'h (5)...............................          61,375           *
        Henri de Castries (6)................................          65,000           *
        All directors and executive officers as a group
          (27 persons, including Mr. Jenrette)...............         593,045           *

        *Number of shares listed represents less than one percent (1%) of the outstanding common stock of AXA or Finaxa respectively.

     (1) Includes 22 shares owned by Mr. Bebear's wife, and 1,169,733 shares subject to options held by Mr. Bebear, which options Mr. Bebear has the right to exercise presently or within 60 days.

     (2) Includes 48,925 shares subject to options held by Ms. Colloc'h, which options Ms. Colloc'h has the right to exercise presently or within 60 days.

     (3) Includes 32,188 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise presently or within 60 days.

     (4) Includes 424,413 shares owned by Clauvalor, a French company controlled by Mr. Bebear, and 42,250 shares subject to options held by Mr. Bebear, which options Mr. Bebear has the right to exercise presently or within 60 days.

     (5) Includes 36,250 shares subject to options held by Ms. Colloc'h, which options Ms. Colloc'h has the right to exercise presently or within 60 days.

     (6) Represents 65,000 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise presently or within 60 days.

                                      12-3

                                 Alliance Units

                                                                    Number          Percent
                                    Name                          of Shares         of Class
        ---------------------------------------------------     -------------    ---------------
        John S. Chalsty....................................            9,000           *
        Jerry M. de St. Paer...............................              500           *
        John T. Hartley (1)................................              730           *
        Richard H. Jenrette................................           10,000           *
        Arthur L. Liman....................................            1,000           *
        William T. McCaffrey...............................            1,000           *
        Joseph J. Melone...................................            5,000           *
        George J. Sella, Jr................................            6,000           *
        Dave H. Williams (2)...............................        1,044,456         1.25%
        All directors and executive officers as a group
          (27 persons, including Mr. Jenrette).............        1,078,686         1.29%

        * Represents less than one percent (1%) of the outstanding Alliance Units.

     (1) Represents 730 Alliance Units owned by Martha Hartley, Mr. Hartley's spouse. Mr. Hartley disclaims beneficial ownership of the Alliance Units owned by his spouse.

     (2) Includes 80,000 Alliance Units owned by Reba W. Williams, Mr. Williams' spouse.

                                DLJ Common Stock

                                                                Number         Percent
                                    Name                      of Shares        of Class
        ---------------------------------------------------   -----------   ---------------
        Claude Bebear......................................        1,000          *
        James M. Benson....................................        1,024          *
        John S. Chalsty (1)................................      450,416          *
        Francoise Colloc'h.................................        1,000          *
        Henri de Castries..................................        1,000          *
        Jerry M. de St. Paer...............................          300          *
        John T. Hartley (2)................................        1,024          *
        W. Edwin Jarmain (3)...............................        5,024          *
        Richard H. Jenrette................................        5,000          *
        Arthur L. Liman....................................        1,000          *
        William T. McCaffrey...............................        1,024          *
        Joseph J. Melone...................................        1,024          *
        George J. Sella, Jr................................        1,023          *
        All directors and executive officers as a group
          (27 persons, including Mr. Jenrette).............      470,359          *

        * Represents less than one percent (1%) of the outstanding shares of DLJ common stock.

     (1) Includes 1,000 shares of DLJ common stock owned by Mr. Chalsty's wife; 128,528 vested restricted stock units; and 318,178 shares subject to options held by Mr. Chalsty, which options Mr. Chalsty has the right to exercise presently or within 60 days.

     (2) Represents 1,024 shares for which Mr. Hartley acts as Trustee for the John T. Hartley Trust.

     (3) Includes 4,000 shares owned by Jarmain Group, Inc. Mr. Jarmain controls Jarmain Group, Inc.

                                      12-4

Beneficial Ownership of Common Stock by the AXA Group

Based on information provided by AXA, on March 1, 1997, 22.5% of the issued ordinary shares (representing 33.0% of the voting power) of AXA were controlled directly and indirectly by Finaxa, a French holding company. As of March 1, 1997, 61.4% of the shares (representing 72.0% of the voting power) of Finaxa were owned by four French mutual insurance companies (the "Mutuelles AXA") (one of which, AXA Assurances I.A.R.D. Mutuelle, owned 34.9% of the shares, representing 40.0% of the voting power), and 23.7% of the shares of Finaxa (representing 14.6% of the voting power) were owned by Banque Paribas, a French bank ("Paribas"). Including the ordinary shares owned by Finaxa, on March 1, 1997, the Mutuelles AXA directly or indirectly controlled 26.0% of the issued ordinary shares (representing 38.1% of the voting power) of AXA. Acting as a group, the Mutuelles AXA control AXA and Finaxa.

In November 1996, AXA offered (the "Exchange Offer") to acquire 100% of the ordinary shares ("UAP Shares") of FF 10 each of Compagnie UAP, a societe anonyme organized under the laws of France ("UAP"), in exchange for ordinary shares ("Shares") and Certificates of Guaranteed Value ("Certificates") of AXA. Each UAP shareholder that tendered UAP Shares in the Exchange Offer received two Shares and two Certificates for every five UAP Shares so tendered. On January 24, 1997, AXA acquired 91.37% of the outstanding UAP Shares. AXA currently intends to merge (the "Merger") with UAP at some future date in 1997. It is anticipated that approximately 11,706,826 additional Shares will be issued in connection with the Merger to UAP shareholders who did not tender UAP Shares in the Exchange Offer. If the Merger had been completed at March 1, 1997, Finaxa would have beneficially owned (directly and indirectly) approximately 21.7% of the Shares (representing approximately 32.0% of the voting power), and the Mutuelles AXA would have controlled (directly or indirectly through their interest in Finaxa) 25.1% of the issued ordinary shares (representing 36.8% of the voting power) of AXA.

On January 17, 1997, AXA announced its intention to redeem its outstanding 6% Bonds (the "Bonds"). Between February 14, 1997 and May 14, 1997, holders of the Bonds will have the option to convert each Bond into 5.15 Shares. On May 15, 1997, each Bond still outstanding will be redeemed into cash at FF 1,285 plus FF
9.29 accrued interest. Finaxa currently owns 418,118 Bonds which it intends to convert into 2,153,308 Shares. Assuming all outstanding Bonds are converted into Shares and after giving effect to the Merger as it if had been completed at March 1, 1997, Finaxa would have beneficially owned (directly and indirectly) approximately 21.4% of the Shares (representing 31.3% of the voting power), and the Mutuelles AXA would have controlled (directly or indirectly through their interest in Finaxa) 24.7% of the issued ordinary shares (representing 36.0% of the voting power) of AXA.

The Voting Trustees may be deemed to be beneficial owners of all shares of Common Stock beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all shares of Common Stock beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the shares of Common Stock in the Voting Trust and have the power to dispose or direct the disposition of all the shares of Common Stock deposited in the Voting Trust. By reason of their relationship with AXA, the Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the shares of Common Stock beneficially owned by AXA and its subsidiaries.

The address of each of AXA and the Voting Trustees is 9 Place Vendome, 75001 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: The address of each of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21 rue de Chateaudun, 75009 Paris, France; the address of Alpha Assurances Vie Mutuelle is Tour Franklin, 100/101 Terrasse Boildieu, Cedex 11, 92042 Paris La Defense, France; and the address of AXA Courtage Assurance Mutuelle is 26 rue Louis-le Grand, 75002 Paris, France. The address of Paribas is 3 Rue d'Antin, Paris, France.

                                      12-5

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equitable Life has agreements with GIE AXA Universite and GIE Informatique AXA, affiliates of AXA, relating to services provided by AXA and its affiliates to Equitable Life and its subsidiaries for management training seminars and for ongoing maintenance and technical support for computer software and technology licensed by AXA for use by the Holding Company and its subsidiaries. Equitable Life incurred approximately $3,663,000 in fees for services provided by AXA's affiliates pursuant to these agreements during 1996 and anticipates that it will continue to incur fees in 1997 under these agreements.

Equitable Life has entered into an agreement with AXA (the "AXA Services Agreement") covering management, communications, advertising, rating agency and various other services to be provided by AXA and its affiliates. To the extent that Equitable Life provides similar services to AXA and its affiliates, amounts payable under this agreement will be offset by the amounts attributable to such services. Equitable Life incurred approximately $6,500,000 in fees for services provided by AXA and its affiliates pursuant to the AXA Services Agreement during 1996. Equitable Life anticipates that it will continue to incur fees in 1997 under the AXA Services Agreement.

Equitable Life has entered into an agreement with AXA Canada Tech, Inc. ("AXA Canada Tech"), a Canadian subsidiary of AXA which provides data processing services to certain of its affiliated Canadian companies (the "AXA Canada Companies"). Under the terms of the agreement, Equitable Life provides data processing resources and services to AXA Canada Tech to process data of the AXA Canada Companies. The agreement will continue in effect until December 31, 2000 and provides for reimbursement of Equitable Life's start-up costs (approximately U.S. $1.14 million, all of which has been paid) and an annual fee of $2,700,000 (Canadian) (but not less than approximately U.S. $2,050,000) to be paid by AXA Canada Tech for a defined level of services with usage above such level to be paid for based on Equitable Life's cost of providing the incremental usage. Equitable Life received payments of $2,700,000 (Canadian) from AXA Canada Tech pursuant to this agreement during 1996 and anticipates that services will continue to be provided under this agreement in 1997.

Equitable Life has a 4.8% participation in Section A (Launch) and a 5.9% participation in Section B (On Orbit) of INTEC's 1996 reinsurance program, a satellite insurance facility. The reinsurance program is managed by INTEC, which is 80% owned by AXA America, an affiliate of AXA. AXA and AXA America have a 16.5% aggregate interest in Section A and a 20.2% aggregate interest in Section B of the 1996 reinsurance program. In 1996, Equitable Life was charged approximately $201,908 as its portion of INTEC's fee for managing the reinsurance program.

An affiliate of AXA, AXA Asset Management Partenaires ("AXA Asset Management"), provides investment management services to the Winthrop Opportunity Funds (the "Funds"), a series of mutual funds sponsored by Wood, Struthers & Winthrop Management Corp. ("WSW"), a wholly owned subsidiary of DLJ, pursuant to a sub-advisory agreement between WSW and AXA Asset Management. AXA Asset Management began providing services to the Funds in September 1995. Advisory fees of $473,978 were paid by WSW to AXA Asset Management in 1996 for services provided to the Funds. In addition, WSW pays for various direct fund expenses on behalf of the Funds. AXA Asset Management reimburses WSW for 50% of these expenses. The total amount of expenses reimbursed during 1996 was approximately $129,000.

Alliance provides investment management services to AXA Reinsurance Company, a subsidiary of AXA, pursuant to a discretionary investment advisory agreement. AXA Reinsurance Company paid Alliance approximately $552,000 during 1996 for such services. Alliance provides investment management services to Abeille Reassurances, a subsidiary of AXA Reassurances, a subsidiary of AXA. Abeille Reassurances paid Alliance approximately $11,000 during 1996 for such services.

In April 1996, Alliance acquired the United States investing activities and business of National Mutual Funds Management ("NMFM"), a subsidiary of AXA, for $4.6 million cash. In connection therewith, Alliance entered into investment management agreements with National Mutual Holdings Limited, the parent of NMFM and a subsidiary of AXA, and various of its subsidiaries (collectively the "NMH Group"). The NMH Group paid approximately $1.6 million in advisory fees to Alliance in 1996.

                                     13-1

Neuville Company, Inc. ("Neuville"), an indirect subsidiary of National Mutual, has loan participations and joint ventures with Equitable Life substantially all of which were initially entered into with Integrity Life Insurance Company
("Integrity") prior to National Mutual's 1989 purchase of Integrity from Equitable Life. Equitable Real Estate and its affiliate, Equitable Agri-Business, Inc., provide asset management services to Neuville for portfolios Neuville obtained from Integrity. In 1996, Neuville paid Equitable Real Estate and Equitable Agri-Business, Inc. a total of $72,684 for such services.

On December 31, 1996, the Holding Company sold 85,000 shares of DLJ common stock to AXA for a total sale price of $3,028,125. The sale price per share was equal to the closing price of DLJ common stock on the New York Stock Exchange on December 27, 1996.

During 1996, Equitable Life, either directly or through its former subsidiary, Equitable Variable Life Insurance Company (which merged into Equitable Life on January 1, 1997), entered into two reinsurance agreements with AXA Re Life Insurance Company ("AXA Re Life"), an indirect subsidiary of AXA. No amounts were ceded under these agreements during 1996. It is anticipated that, during 1997, Equitable Life will pay AXA Re Life approximately $35,000 in premiums under these two agreements.

Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), a subsidiary of DLJ, from time to time provides investment banking and other services to AXA. The fees related to such services were $779,433 in 1996. DLJSC from time to time also provides brokerage and research services to AXA. Such services were provided on an arm's-length basis in the ordinary course of business at rates comparable to those paid at the time by unaffiliated third parties.

Selected employees of DLJ are offered the opportunity to become members of the DLJ First ESC L.L.C. (the "ESC"), an investment vehicle which qualifies as an "employees' securities company" for purposes of the Investment Company Act of 1940, as amended. The ESC invests in DLJ's merchant banking portfolio companies, typically acquiring between 30% and 40% of DLJ's investment in such companies. The amounts invested by members are augmented in the ratio of 4:1 by a combination of recourse loans from DLJ and preferred contributions to the ESC by DLJ which have a capped return equal to the prime rate plus 1 3/4%, each of which is repaid to DLJ upon realization of the applicable portfolio investment. The amount invested in the ESC by Mr. Chalsty in 1996 was $270,000. The loan made to Mr. Chalsty and preferred contributions made to the ESC by DLJ on behalf of Mr. Chalsty in 1996 were $669,126. As of December 31, 1996 the outstanding loan and preferred contributions with respect to Mr. Chalsty amounted to $1,241,182.

Selected employees of DLJ are limited partners of DLJ Fund Investment Partners, L.P. ("FIP"), an investment vehicle organized to allow these employees to invest on a leveraged basis in funds and other investment vehicles sponsored by certain of DLJ's clients and potential clients and on a co-investment basis in transactions in which DLJ's clients also invest. Amounts invested by the limited partners are augmented in the ratio of 2:1 by preferred contributions to FIP by DLJ which have a capped return equal to the prime rate plus 1 3/4%. The amount committed to FIP by Mr. Chalsty is $2,000,000 and the outstanding preferred contributions made to FIP by DLJ on behalf of Mr. Chalsty at December 31, 1996 was $725,941.

DLJ has purchased split-dollar life insurance policies on the lives of certain of its officers, including Mr. Chalsty, from Equitable Life at rates comparable to those paid at the time by unaffiliated third parties. The aggregate amount of premiums borne by DLJ in 1996 for the policy on Mr. Chalsty's life was approximately $174,000.

Certain directors and executive officers of the Holding Company during 1996 had investments or commitments to invest in six funds sponsored by subsidiaries of DLJ. Such investments or commitments have been made on the same basis as those made by investors not affiliated with DLJ or the Holding Company. Messrs. Melone and Benson each committed to invest $1,000,000 in WSW 1996 Buyout Fund (the "Buyout Fund"). Messrs. Bebear and Jarmain (acting through Jarmain Group Management Corporation) committed to invest $2,000,000 and $1,500,000 respectively in WSW 1996 Buyout Fund II (the "Buyout Fund II"). Messrs. de Castries and Chalsty committed to invest $100,000 and $1,000,000 respectively in


                                     13-2

WSW Special Buyout Fund L.P. (the "Special Buyout Fund"). Messrs. Bebear, Melone and Benson each committed $250,000 to DLJ Millennium Partners, L.P. ("Millennium"). Messrs. Melone and Chalsty invested $250,000 and $2,000,000 respectively in WSW Hedge Fund, L.P. (the "Hedge Fund"). Mr. Chalsty committed to invest $2,000,000 in WSW International Private Equity Fund, L.P. (the "International Private Equity Fund"). Each of the Buyout Fund and Buyout Fund II is a limited partnership which makes investments in other investment funds, including DLJ Merchant Banking Partners II, L.P. ("DLJ MB II") and DLJ Real Estate Capital Partners, L.P. ("DLJ Real Estate"). Both DLJ MB II and DLJ Real Estate are managed by subsidiaries of DLJ. The general partner of Buyout Fund and Buyout Fund II is WSW Capital, Inc., a wholly owned subsidiary of WSW. Millennium is a limited partnership of which DLJ Merchant Banking II, Inc., a wholly owned subsidiary of DLJ, acts as general partner. Millennium invests on a side-by-side basis with DLJ MB II and with DLJ MB Overseas Partners II, C.V., an entity formed by DLJ and the partners in DLJ MB II in order to facilitate investments in foreign entities. The Special Buyout Fund is a limited partnership whose general partner is WSW Capital, Inc. It is also a "fund of funds" and invests in the Buyout Fund and Buyout Fund II, among others. Each of the Hedge Fund and International Private Equity Fund is a limited partnership whose general partner is WSW Capital, Inc. Each is a "fund of funds" which invests in other investment funds. None of the investments or commitments referred to above to any fund exceeds 2% of the total investments or commitments to such fund.

Prior to joining Equitable Life as its Senior Executive Vice President on April 1, 1993, Mr. Benson was an officer and stockholder in a group of companies engaged in insurance brokerage and consulting then doing business as Management Compensation Group, which name was changed in 1994 to Mullin Consulting, Inc. (together referred to as "MC"). In connection with the termination of his affiliation with MC, Mr. Benson retained a right to receive from MC compensation based on revenues received by MC for services which it rendered prior to April 1993. A portion of such revenues relate to the sale of insurance policies issued by Equitable Life or its insurance company subsidiaries. During 1994, 1995 and 1996, MC received gross commissions (substantially all of which were renewal commissions) of $1,230,919, $1,301,837 and $1,183,153 respectively, related to life insurance products issued by Equitable Life or its insurance company subsidiaries which were sold to a number of purchasers. Pursuant to the foregoing arrangements, Mr. Benson was entitled to receive $268,611, $289,061, and $268,770 from MC for 1994, 1995 and 1996 respectively, with respect to such insurance products, including policies owned by Equitable Life on which it paid premiums and deposits for 1994, 1995 and 1996. Based on these arrangements, Mr. Benson expects to receive compensation from MC in 1997 and future years.

Certain directors, officers and employees of the Holding Company, AXA and certain of their subsidiaries maintain margin accounts with DLJSC. Margin account transactions for such directors, officers and employees are conducted by DLJSC in the ordinary course of business and are substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. DLJSC also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families, as principal. Such transactions on a principal basis are effected on substantially the same terms as similar transactions with unaffiliated third parties. DLJSC offers its employees reduced commission rates.

LeBoeuf, Lamb, Greene & MacRae, L.L.P. (of which Mr. Greene is a partner) and Paul, Weiss, Rifkind, Wharton & Garrison (of which Mr. Liman is a partner) have rendered legal services to the Holding Company or its subsidiaries during 1996 and are expected to continue rendering such services to the Holding Company or its subsidiaries in 1997.


                                     13-3

Part IV, Item 14.

                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

     1. Financial Statements

     The financial statements are listed in the Index to Financial Statements on page FS-1.

     2. Consolidated Financial Statement Schedules

     The consolidated financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

     3. Exhibits: The exhibits are listed in the Index to Exhibits which begins on page E-1. A separate list of each management contract or compensatory plan or arrangement required to be filed as an exhibit is set forth on page E-7.

(B)   Reports on Form 8-K

      None.

                                      14-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Equitable Companies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 1997                    THE EQUITABLE COMPANIES INCORPORATED

                                           By:   /s/Joseph J. Melone
                                                --------------------------------
                                           Name: Joseph J. Melone
                                                 President and Chief Executive
                                                 Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     *                        Chairman of the Board, Director                 March 27, 1997
--------------------------------------------
Claude Bebear

/s/Joseph J. Melone                           President and Chief Executive Officer,          March 27, 1997
--------------------------------------------
Joseph J. Melone                              Director

/s/James M. Benson                            Senior Executive Vice President and             March 27, 1997
--------------------------------------------
James M. Benson                               Chief Operating Officer, Director

/s/Jerry M. de St. Paer                       Senior Executive Vice President and             March 27, 1997
--------------------------------------------
Jerry M. de St. Paer                          Chief Financial Officer

/s/Alvin H. Fenichel                          Senior Vice President and Controller            March 27, 1997
--------------------------------------------
Alvin H. Fenichel

                     *                        Director                                        March 27, 1997
--------------------------------------------
Henri de Castries

                     *                        Director                                        March 27, 1997
--------------------------------------------
John S. Chalsty

                     *                        Director                                        March 27, 1997
--------------------------------------------
Francoise Colloc'h

                     *                        Director                                        March 27, 1997
--------------------------------------------
Joseph L. Dionne

                     *                        Director                                        March 27, 1997
--------------------------------------------
William T. Esrey

                     *                        Director                                        March 27, 1997
--------------------------------------------
Jean-Rene Fourtou

                     *                        Director                                        March 27, 1997
--------------------------------------------
Donald J. Greene

                     *                        Director                                        March 27, 1997
--------------------------------------------
Anthony J. Hamilton

                     *                        Director                                        March 27, 1997
--------------------------------------------
John T. Hartley





                     *                        Director                                        March 27, 1997
--------------------------------------------
John H. F. Haskell, Jr.

                     *                        Director                                        March 27, 1997
--------------------------------------------
Mary R. (Nina) Henderson

                     *                        Director                                        March 27, 1997
--------------------------------------------
W. Edwin Jarmain

                     *                        Director                                        March 27, 1997
--------------------------------------------
Winthrop Knowlton

                     *                        Director                                        March 27, 1997
--------------------------------------------
Arthur L. Liman

                     *                        Director                                        March 27, 1997
--------------------------------------------
Didier Pineau-Valencienne

                     *                        Director                                        March 27, 1997
--------------------------------------------
George J. Sella, Jr.

                     *                        Director                                        March 27, 1997
--------------------------------------------
Dave H. Williams



                                                 * By:      /s/Adam R. Spilka
                                                       ------------------------
                                                             Adam R. Spilka
                                                            Attorney-in-fact

                                INDEX TO EXHIBITS

                                                                                                                 Page
 Number                      Description                                    Method of Filing                      No.
----------   ---------------------------------------------  -------------------------------------------------  ----------
   3.1       Restated Charter of the Holding Company        Filed as Exhibit 3.1 to the registrant's
                                                            Form 10-K for the year ended December
                                                            31, 1994 and incorporated herein by
                                                            reference

   3.2       By-laws of the Holding Company, as             Filed as Exhibit 3.2 to the registrant's
             amended                                        Form 10-K for the year ended December
                                                            31, 1994 and incorporated herein by
                                                            reference

   4.1       Certificates of Designation of Convertible     Filed as Exhibit 4(a) to the registrant's
             Preferred Stock                                Form 10-Q for the quarter ended
                                                            September 30, 1992 and incorporated
                                                            herein by reference

   4.2       Certificate of Designation of Redeemable       Filed as Exhibit 4(b) to the registrant's
             Preferred Stock                                Form 10-Q for the quarter ended
                                                            September 30, 1992 and incorporated
                                                            herein by reference

   4.3       Form of Certificate for the Holding            Filed as Exhibit 4(c) to the registrant's
             Company's Common Stock, par value              Form S-1 Registration Statement
             $.01 per share                                 No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

   4.4       Indenture, dated as of December 1, 1993,       Filed as Exhibit 4.02 to the registrant's
             from the Holding Company to Chemical           Form S-4 Registration Statement
             Bank, as Trustee                               No. 33-73102 dated December 17, 1993
                                                            and incorporated herein by reference

   4.5       First Supplemental Indenture, dated            Filed as Exhibit 4.03 to the registrant's
             December 1, 1993, from the Holding             Form S-4 Registration Statement
             Company to Chemical Bank, as Trustee           No. 33-73102 dated December 17, 1993
                                                            and incorporated herein by reference

   4.6       Form of Second Supplemental Indenture          Filed as Exhibit 4.04 to the registrant's
                                                            Form S-4 Registration Statement
                                                            No. 33-73102 dated December17, 1993
                                                            and incorporated herein by reference

   4.7       Form of Third Supplemental Indenture,          Filed as Exhibit 4.05 to the registrant's
             dated as of December 8, 1994 from the          current Report on Form 8-K dated
             Holding Company to Chemical Bank, as           December 1, 1994
             Trustee

   4.8       Certificate of Designations of Cumulative      Filed as Exhibit 4.4 to the registrant's
             Convertible Preferred Stock, Series C          Report on Form 8-K dated April 21, 1993
                                                            and incorporated herein by reference



                                                                                                                 Page
 Number                      Description                                    Method of Filing                      No.
----------   ---------------------------------------------  -------------------------------------------------  ----------

   4.9       Certificate of Designations of Cumulative      Filed as Exhibit 4.05 to the registrant's
             Convertible Preferred Stock, Series D          Form S-4 Registration Statement
                                                            No. 33-73102 dated December 17, 1993
                                                            and incorporated herein by reference

  4.10       Certificate of Designations of Cumulative      Filed as Exhibit 4.9 to the registrant's
             Convertible Preferred Stock, Series E          current Report on Form 8-K dated
                                                            December 19, 1994

  4.11       Subordinated Indenture, dated as of            Filed as Exhibit 4.10 to the registrant's
             October 22, 1994, between the Holding          current Report on Form 8-K dated
             Company and Shawmut Bank Connecticut,          December 19, 1994
             National Association, as Trustee

  4.12       First Supplemental Indenture,  dated as of     Filed as Exhibit 4.11 to the registrant's
             October 22,  1994,  between the Holding        current Report on Form 8-K dated
             Company  and  Shawmut  Bank  Connecticut,      December 19, 1994
             National Association, as Trustee

    9        Voting Trust Agreement dated as of May         Filed as Exhibit 9 to the registrant's
             12, 1992, among AXA, Claude Bebear,            Form S-1 Registration Statement
             Patrice Garnier and Henri de Clermont-         No. 33-48115 dated May 26, 1992 and
             Tonnerre                                       incorporated herein by reference

  10.1       Investment Agreement, dated as of July         Filed as Exhibit 10(a) to the registrant's
             18, 1991, as amended, among Equitable          Form S-1 Registration Statement
             Life, the Holding Company and AXA              No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.2       Security Agreement, dated as of July 18,       Filed as Exhibit 10(b) to the registrant's
             1991, among Equitable Life, AXA                Form S-1 Registration Statement
             and Morgan Guaranty Trust                      No. 33-48115 dated May 26, 1992 and
             Company of New York, a trust company           incorporated herein by reference
             organized under the laws of the State
             of New York, as collateral agent

  10.3       Standstill and Registration Rights Agree-      Filed as Exhibit 10(c) to Amendment
             ment, dated as of July 18, 1991, as            No. 1 to the registrant's Form S-1
             amended, between the Holding Company,          Registration Statement No. 33-48115
             Equitable Life and AXA                         dated May 26, 1992 and incorporated
                                                            herein by reference

  10.4       Cooperation Agreement, dated as of July        Filed as Exhibit 10(d) to the registrant's
             18, 1991, as amended among Equitable           Form S-1 Registration Statement
             Life, the Holding Company and AXA              No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference




                                                                                                                 Page
 Number                      Description                                    Method of Filing                      No.
----------   ---------------------------------------------  -------------------------------------------------  ----------

  10.5       Letter Agreement, dated May 12, 1992,          Filed as Exhibit 10(e) to the registrant's
             among Equitable Life, the Holding              Form S-1 Registration Statement
             Company and AXA                                No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

 10.6(a)     The Equitable Companies Incorporated           Filed as Exhibit 10(f) to the registrant's
             1991 Stock Incentive Plan                      Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

 10.6(b)     The Equitable Companies Incorporated           Filed herewith
             1997 Stock Incentive Plan

  10.7       The Equitable Investment Plan for              Filed as Exhibit 10(g) to the registrant's
             Employees, Managers and Agents                 Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.8       The Equitable Life Retirement Plan for         Filed as Exhibit 10(h) to the registrant's
             Employees, Managers and Agents                 Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.9       The Equitable Life ERISA Excess Benefit        Filed as Exhibit 10(i) to the registrant's
             Plan                                           Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.10      The Equitable Life Supplemental Retire-        Filed as Exhibit 10(j) to the registrant's
             ment Plan                                      Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.11      The Equitable Life Executive Survivor          Filed as Exhibit 10(l) to the registrant's
             Benefits Plan                                  Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.12      The Equitable Life Executive Deferred          Filed as Exhibit 10(m) to the registrant's
             Compensation Plan, Plan A                      Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.13      The Equitable Life Executive Deferred          Filed as Exhibit 10(n) to the registrant's
             Compensation Plan, Plan B                      Form S-1 Registration Statement
                                                            No. 33-48115 dated May 26, 1992 and
                                                            incorporated herein by reference

  10.14      1993-1995 Long-Term Incentive Compen-          Filed as Exhibit 10.14 to the registrant's
             sation Plan for Senior Officers                annual report on Form 10-K for the year
                                                            ended December 31, 1993 and incorporated
                                                            herein by reference



                                                                                                                 Page
 Number                      Description                                    Method of Filing                      No.
----------   ---------------------------------------------  -------------------------------------------------  ----------

  10.15      Short-term Incentive Compensation Plan         Filed as Exhibit 10.15 to the registrant's
             for Senior Officers                            annual report on Form 10-K for the year
                                                            ended December 31, 1993 and incorporated
                                                            herein by reference

  10.16      The Equitable Supplemental Investment          Filed as Exhibit 10.16 to the registrant's
             Plan                                           annual report on Form 10-K for the year
                                                            ended December 31, 1994 and incorporated
                                                            herein by reference

  10.17      The Equitable Variable Deferred Compen-        Filed as Exhibit 10.17 to the registrant's
             sation Plan for Executives                     annual report on Form 10-K for the year
                                                            ended December 31, 1994 and incorporated
                                                            herein by reference

  10.18      The Equitable Variable Deferred Compen-        Filed as Exhibit 10.18 to the registrant's
             sation Plan for Directors                      annual report on Form 10-K for the year
                                                            ended December 31, 1994 and incorporated
                                                            herein by reference

10.18(a)     The Equitable Stock Purchase Plan for          Filed as Exhibit 99.1 to the registrant's
             Employees and Agents                           Form S-8 Registration Statement
                                                            No. 33-98210 and incorporated herein by
                                                            reference

10.18(b)     Short-Term Incentive Compensation Plan         Filed as Exhibit 10.18(b) to the registrant's
             for Senior Officers                            annual report on Form 10-K for the year
                                                            ended December 31, 1995 and incorporated
                                                            herein by reference

10.18(c)     Long-Term Incentive Compensation Plan          Filed as Exhibit 10.18(c) to the registrant's
             for Senior Officers                            annual report on Form 10-K for the year
                                                            ended December 31, 1995 and incorporated
                                                            herein by reference

10.18(d)     Short-Term Incentive Compensation Plan         Filed herewith
             for Senior Officers

10.18(e)     Long-Term Incentive Compensation Plan          Filed herewith
             for Senior Officers

  10.19      Amended and Restated Reinsurance               Filed as Exhibit 10(o) to the registrant's
             Agreement, dated as of March 29, 1990,         Form S-1 Registration Statement
             between Equitable Life and First               No. 33-48115 dated May 26, 1992 and
             Equicor Life Insurance Company                 incorporated herein by reference

  10.20      The  Amended  and  Restated  Transfer          Filed as  Exhibit  19 to the
             Agreement dated as of February 23, 1993,       registrant's Statement on Schedule 13D
             as  amended  and  restated  on May 28,         dated July 29, 1993 and  incorporated
             1993, among Alliance, Equitable Capital        herein by reference
             and Equitable Investment Corporation


                                                                                                                 Page
 Number                      Description                                    Method of Filing                      No.
----------   ---------------------------------------------  -------------------------------------------------  ----------


  10.21      The Equitable Companies Incorporated           Filed as Exhibit 10.01 to the registrant's
             Stock Trust Agreement, effective as of         Form S-4 Registration Statement
             December 2, 1993                               No. 33-73102 dated December 17, 1993
                                                            and incorporated herein by reference

  10.22      Stock Purchase Agreement, dated                Filed as Exhibit 10.02 to the registrant's
             December 2, 1993, between the Holding          Form S-4 Registration Statement
             Company and The Chase Manhattan                No. 33-73102 dated December 17, 1993
             Bank, N.A.                                     and incorporated herein by reference

  10.23      Registration Agreement, dated December         Filed as Exhibit 10.03 to the registrant's
             15, 1993, between the Holding Company          Form S-4 Registration Statement
             and Donaldson, Lufkin & Jenrette               No. 33-73102 dated December 17, 1993
             Securities Corporation, Lazard Freres          and incorporated herein by reference
             Co. and Goldman Sachs & Co.

  10.24      Management Compensation Arrangement            Filed As Exhibit 10.24 to the registrant's
             with Messrs. Bebear and de Castries            annual report on Form 10-K for the year
             and Ms. Colloc'h                               ended December 31, 1995 and incorporated
                                                            herein by reference

  10.25      Exchange Agreement dated as of September       Filed as Exhibit 10 to registrant's Form S-4
             27, 1994, between AXA and the Holding          Registration Statement No. 33-84462
             Company                                        and incorporated herein by reference

10.26(a)     Lease, dated as of July 20, 1995,              Filed herewith
             between 1290 Associates and
             Equitable Life

10.26(b)     First Amendment of Lease Agreement,            Filed herewith
             dated as of December 28, 1995, between
             1290 Associates, L.L.C. and Equitable
             Life

10.26(c)     Amended and Restated Company Lease             Filed herewith
             Agreement (Facility Realty), made as of
             May 1, 1996, by and between Equitable
             Life and the IDA

10.26(d)     Amended and Restated Company Lease             Filed herewith
             Agreement (Project Property), made and
             entered into as of May 1, 1996, by and
             between the IDA, Equitable Life and
             EVLICO

   16        Letter re Change in Certifying Accountant      Filed as Exhibit 16 to the registrant's
                                                            Form 8-K dated March 18, 1993 and
                                                            incorporated herein by reference


                                                                                                                 Page
 Number                      Description                                    Method of Filing                      No.
----------   ---------------------------------------------  -------------------------------------------------  ----------


   18        Letter re Change in Accounting                 Filed herewith
             Principles

   21        Subsidiaries of the registrant                 Filed herewith

   24        Powers of Attorney                             Filed herewith

   27        Financial Data Schedules                       Filed herewith



                  Executive Compensation Plans and Arrangements

The Equitable Companies Incorporated 1991 Stock Incentive Plan, filed as Exhibit 10(f) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The  Equitable  Investment  Plan for  Employees,  Managers and Agents,  filed as
Exhibit 10(g) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The Equitable Life Retirement Plan for Employees,  Managers and Agents, filed as
Exhibit 10(h) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The Equitable Life ERISA Excess Benefit Plan, filed as Exhibit 10(i) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The Equitable Life Supplemental Retirement Plan, filed as Exhibit 10(j) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The Equitable Life Executive Survivor Benefits Plan, filed as Exhibit 10(l) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The  Equitable  Life  Executive  Deferred  Compensation  Plan,  Plan A, filed as
Exhibit 10(m) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The  Equitable  Life  Executive  Deferred  Compensation  Plan,  Plan B, filed as
Exhibit 10(n) to the registrant's Form S-1 Registration Statement No. 33-48115 dated May 26, 1992.

The Equitable Supplemental Investment Plan, filed as Exhibit 10.16 to the registrant's annual report on Form 10-K for the year ended December 31, 1994.

The Equitable  Variable  Deferred  Compensation  Plan for  Executives,  filed as
Exhibit 10.17 to the registrant's annual report on Form 10-K for the year ended December 31, 1994.

The  Equitable  Variable  Deferred  Compensation  Plan for  Directors,  filed as
Exhibit 10.18 to the registrant's annual report on Form 10-K for the year ended December 31, 1994.

1993-1995  Long-Term Incentive  Compensation Plan for Senior Officers,  filed as
Exhibit 10.14 to registrant's annual report on Form 10-K for the year ended December 31, 1993.

Short-Term  Incentive  Compensation  Plan for Senior Officers,  filed as Exhibit
10.15 to registrant's annual report on Form 10-K for the year ended December 31, 1993.

The Equitable  Stock  Purchase  Plan for Employees and Agents,  filed as Exhibit
99.1 to registrant's Form S-8 Registration Statement No. 33-98210.

Short-Term Incentive Compensation Plan for Senior Officers, filed as Exhibit 10.18(b) to the registrant's annual report on Form 10-K for the year ended December 31, 1995.

Long-Term Incentive Compensation Plan for Senior Officers, filed as Exhibit 10.18(c) to the registrant's annual report on Form 10-K for the year ended December 31, 1995.

Short-Term Incentive Compensation Plan for Senior Officers, filed herewith.

Long-Term Incentive Compensation Plan for Senior Officers, filed herewith.

The Equitable Companies Incorporated 1997 Stock Incentive Plan, filed herewith.