Form 10-K
period 1997-12-31
EQUITABLE COMPANIES INC
filed 1998-03-20
CIK 888002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-K

        (Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             x         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                           which registered
-----------------------------------   ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 9, 1998, was approximately $4.78 billion.

As of March 9, 1998, 222,401,519 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Apart from information regarding executive officers set forth in Item I.A, the information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meting of stockholders to be held on May 13, 1997 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 1997.

================================================================================

                                TABLE OF CONTENTS

Part I
Item 1.             Business................................................................ 1-1
                    General................................................................. 1-1
                    Insurance Operations.................................................... 1-1
                    Investment Services..................................................... 1-5
                    Discontinued Operations................................................. 1-9
                    General Account Investment Portfolio.................................... 1-9
                    Holding Company Group Investment Portfolio.............................. 1-12
                    Competition............................................................. 1-12
                    Regulation.............................................................. 1-13
                    Principal Shareholder................................................... 1-19

Item 1A.            Executive Officers...................................................... 1A-1

Item 2.             Properties.............................................................. 2-1
Item 3.             Legal Proceedings....................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders..................... 4-1

Part II

Item 5              Market for Registrant's Common Equity and Related Stockholder Matters... 5-1
Item 6.             Selected Consolidated Financial Information............................. 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................. 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.............. 7A-1
Item 8.             Financial Statements and Supplementary Data............................. FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.................................................. 9-1

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


                                    TOC - 1

Part I, Item 1.

                                    BUSINESS 1

General. The Equitable is a diversified financial services organization serving a broad spectrum of insurance, investment management and investment banking customers. It is one of the world's largest investment managers, with total assets under management of approximately $274.1 billion at December 31, 1997. The Equitable's insurance business, which comprises Insurance Operations, is conducted principally by its life insurance subsidiary, Equitable Life. The Equitable's investment management and investment banking businesses, which comprise the Investment Services segment, are conducted by Alliance and DLJ. For additional information on The Equitable's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations ("M, D&A") - Combined Results of Continuing Operations by Segment" and Note 21 of Notes to Consolidated Financial Statements. AXA-UAP ("AXA"), a French holding company for an international group of insurance and related financial services companies, is the Holding Company's largest shareholder. See "Principal Shareholder".

Segment Information

Insurance Operations

General. Insurance Operations accounted for approximately $3.68 billion or 38.1% of consolidated revenue for the year ended December 31, 1997. It offers a variety of life insurance and annuity products, mutual funds and other investment products, as well as association plans. These products are marketed in all 50 states by a career agency force of over 7,300 agents (except association plans, which are marketed directly to clients by the Insurance Group). The Insurance Group's Income Manager series of annuity products, which was introduced by the career agency force in 1995, is now distributed through major securities firms, other broker-dealers and banks, as well as the career agency force. As of December 31, 1997, the Insurance Group had nearly 2.8 million policy or contractholders. Equitable Life, which was established in the State of New York in 1859, has been among the largest life insurance companies in the United States for more than 100 years. For additional information on Insurance Operations, see "M, D&A - Combined Results of Continuing Operations by Segment - Insurance Operations," Note 21 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

--------
  1 As used in this Form 10-K, the term "The Equitable"  refers to The Equitable
    Companies Incorporated, a Delaware corporation (the "Holding Company"), and its consolidated subsidiaries including The Equitable Life Assurance Society of the United States ("Equitable Life"). The term "Holding Company Group" refers collectively to the Holding Company and its non-operating subsidiaries, EQ Asset Trust 1993 (the "Trust") and The Equitable Companies Incorporated Stock Trust (the "SECT"). The term "Insurance Group" refers collectively to Equitable Life and its wholly owned subsidiary, The Equitable of Colorado, Inc. ("EOC") and, prior to its merger into Equitable Life on January 1, 1997, Equitable Variable Life Insurance Company ("EVLICO"). The term "Investment Subsidiaries" refers collectively to The Equitable's majority owned publicly traded subsidiaries, Alliance Capital Management L.P. ("Alliance"), and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), and, prior to June 10, 1997, to Equitable Life's wholly-owned subsidiary Equitable Real Estate Management, Inc. ("EREIM") together with its affiliates Equitable Agri-Business, Inc. and EQ Services, Inc. (collectively referred to herein as "Equitable Real Estate"), and in each case their respective subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life, EOC and, prior to January 1, 1997, EVLICO and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of Equitable Life and, prior to January 1, 1997, EVLICO, excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated with the Insurance Group's discontinued Wind-Up Annuity and guaranteed interest contract ("GIC") lines of business which are referred to herein as "Discontinued Operations Investment Assets".

                                      1-1

Equitable Life recently completed a comprehensive review of its organization and strategy, as a result of which it identified a number of strategic initiatives. Among the principal initiatives are: making the Financial Fitness Profile(R) the cornerstone of an expanded and integrated financial planning strategy; leveraging several successful existing business models developed by certain of its agents; continuing to expand Equitable Distributors, Inc. ("EDI"), Equitable Life's wholesale distribution channel, by creating additional selling relationships with major third-party distributors and by increasing the variety of product offerings; using information technology as a resource to be integrated into product, distribution and other business operations to better meet the needs of Equitable Life's sales force and clients; developing or sourcing new products and services to permit Equitable Life to offer an even broader range of financial planning solutions for current and potential customers; having integrated the retail and wholesale distribution channels, intensifying the financial planning strategy in the retail sales force, and taking advantage of synergies between the two channels, and of technological advances from DLJ and Alliance; implementing a branding strategy intended to clearly position Equitable Life in the marketplace, continuing a major national advertising program designed to bring the Equitable and AXA identities closer together and considering a name change that would unite the Equitable and AXA brands; and examining and reallocating expenses in a manner consistent with the development of these strategic initiatives.

During 1997, Equitable Life reorganized certain businesses into more functional organizations to improve their effectiveness and profitability. The newly designated Chief Distribution Officer will manage all sales and distribution efforts, including both the career agency force and the wholesale distribution channel. In addition, a single executive officer will manage development of all Equitable Life insurance and annuity products.

Products. The Insurance Group offers a portfolio of products designed to meet the life insurance, asset accumulation, retirement funding and estate planning needs of the Insurance Group's customers throughout their financial life-cycles. These products include individual variable life insurance products and individual variable annuity products (both tax-qualified and non-qualified). They offer multiple Separate Account investment options, including bond funds, domestic and global equity funds, balanced funds, indexed funds, and a series of asset allocation funds, as well as General Account guaranteed interest options. The range of investment options creates flexibility in meeting individual customer needs. Alliance manages most of the assets in the Insurance Group's Separate Accounts. In 1997, funds managed by unaffiliated managers were added through a new mutual fund known as EQ Advisors Trust permitting holders of certain variable contracts to invest the assets supporting their contracts in mutual funds for which the following serve as investment advisers: Bankers Trust Company, J.P. Morgan Investment Management Inc., Lazard Freres & Company, LLC, Massachusetts Financial Services Company, Merrill Lynch Asset Management, L.P., Morgan Stanley Asset Management, Inc., Putnam Investment Management, Inc., Rowe Price-Fleming International, Inc., T. Rowe Price Associates, Inc. and Warburg, Pincus Counsellors, Inc.

The Income Manager series of retirement products are annuities designed to provide for both the accumulation and distribution of retirement assets. In addition to a choice of variable funds, these products offer 10 market value adjusted fixed rate options which provide a guaranteed interest rate to a fixed maturity date and a market value adjustment for withdrawals or transfers prior to such date. Income Manager accumulation products offer a guaranteed minimum income benefit which, subject to certain restrictions and limitations, provides a guaranteed minimum life annuity regardless of investment performance. These distribution products offer the guarantee of a lifetime income similar to traditional immediate annuities, while giving the annuitant access to cash values during the early years following retirement.

To fund the pension plans (both defined benefit and defined contribution) of small to medium-sized employers, the Insurance Group offers annuity products tailored to the small pension market. These products offer both Separate Account and General Account investment options.

The continued growth of Separate Account assets remains a strategic objective of The Equitable. To the extent the investment funds associated with variable life insurance and variable annuity products are placed in the Separate Accounts rather than in the General Account, the investment risk (and reward) is transferred to policyholders while The Equitable earns fee income from managing Separate Account assets. In addition, variable products, because they involve


                                      1-2
less risk to the Insurance Group than traditional products, require less capital. Separate Account options also permit policyholders to choose more personalized investment strategies without affecting the composition of General Account assets. Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $18.11 billion to $24.50 billion at December 31, 1997, including approximately $876.6 million invested through EQ Advisors Trust.

The Insurance Group also sells traditional whole life insurance, universal life insurance and term insurance products, and, through its wholly owned broker-dealer subsidiary EQ Financial Consultants, Inc. ("EQ Financial") mutual funds. During 1997, the Insurance Group's career agency force sold approximately $1.71 billion in mutual funds and other investments through EQ Financial. In addition, the Insurance Group provides its agents with access to a number of additional insurance products issued by unaffiliated insurers through EquiSource, Inc., a wholly owned insurance brokerage subsidiary.

The Insurance Group also acts as a retrocessionaire by assuming life and annuity reinsurance from reinsurers. The Insurance Group also assumes accident, health, group long-term disability, aviation and space risks by participating in various reinsurance pools.

From July 1, 1993 through January 1998, new disability income policies were 80% reinsured through an arrangement with Paul Revere Life Insurance Company ("Paul Revere"). In February 1998, EquiSource, Inc. entered into an agreement that permits Equitable Life agents to sell disability income policies issued by Provident Life and Accident Insurance Company ("Provident") and Equitable Life stopped underwriting new disability income policies. As a result of an acquisition in 1996, Provident and Paul Revere are affiliates. Effective September 15, 1992, the Insurance Group ceased to sell new individual major medical policies.

The following table summarizes premiums and deposits for Insurance Operations' products combining amounts for the Closed Block and amounts for operations outside the Closed Block.

                              Insurance Operations
                              Premiums and Deposits
                                  (In Millions)
                                                1997               1996                1995
                                          -----------------   ----------------   -----------------
Individual annuities....................   $     4,548.5       $    3,342.6       $    2,847.4
Individual life insurance(1)............         2,431.1            2,346.7            2,245.8
Other(2)................................           394.5              398.2              463.6
Group pension...........................           328.7              355.5              354.7
                                          -----------------   ----------------   -----------------
Total Premiums and Deposits.............   $     7,702.8       $    6,443.0       $    5,911.5
                                          =================   ================   =================

(1) Includes variable, interest-sensitive and traditional life products.

(2) Includes reinsurance assumed and health insurance.

Markets. The Insurance Group's targeted customers include middle and upper income individuals such as professionals, owners of small businesses, employees of tax-exempt organizations and existing customers. For variable life, the Insurance Group has targeted certain markets, particularly non-qualified retirement planning, the estate planning market and the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income life protection markets. The Insurance Group's target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans covering 25 to 250 employees) and the IRA retirement planning market. The Insurance Group's Income Manager series of annuity products includes products designed to address the growing market of those at or near retirement who need to convert retirement savings into retirement income.

                                      1-3

Demographic studies suggest that, as the post-World War II "baby boom" generation ages over the next decade, there will be growth in the number of individuals who management believes are most likely to purchase the Insurance Group's savings-oriented products. These baby boomers have indicated a strong need for long-term financial planning services. Those studies also suggest that over the next 15 years the number of new retirees will grow significantly.
Management believes this growth in the retiree population represents an opportunity for the Insurance Group's Income Manager products. In addition, management believes the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options) will continue. Management believes the range of insurance and annuity products and planning services offered by the Insurance Group can satisfy the needs of customers in these target markets for estate planning, and for the planning for and management of retirement and education funds and other forms of long-term savings, as well as their traditional insurance protection needs.

In 1997, the Insurance Group collected premiums and deposits from policy or contractholders in all 50 states, the District of Columbia and Puerto Rico. For the Insurance Group, the states of New York (13.4%), California (7.5%), New Jersey (7.5%), Michigan (6.3%), Illinois (6.2%), Pennsylvania (5.9%) and Florida (5.1%) contributed the greatest amounts of premiums (accounted for on a statutory basis), and no other state represented more than 5% of the Insurance Group's statutory premiums. The Insurance Group also issued policies to individuals who were non-U.S. citizens, but premiums from all non-U.S. citizens represented less than 1% of the Insurance Group's 1997 aggregate statutory premiums.

Distribution. Products are distributed primarily through a career agency force of over 7,300 professionals organized into approximately 75 agencies across the United States which are owned and managed by the Insurance Group and which provide agents with training, marketing and sales support. After an initial training period, agents are compensated by commissions based on product sales levels and key profitability factors, including persistency. The Insurance Group sponsors pension and other benefit plans and sales incentive programs for its agents to focus their sales efforts on the Insurance Group's products. Most of the Insurance Group's career agents are not prohibited from selling traditional insurance products offered by other companies. The Equitable's Law Department maintains a Compliance Group staffed with compliance professionals who, working together with attorneys and other professionals in the Law Department, review and approve advertising and sales literature prior to use by the Insurance Group's agency force and monitor customer complaints.

As of December 31, 1997, nearly all of the Insurance Group's career agents were licensed to sell variable insurance and annuity products as well as certain investment products, including mutual funds. The Insurance Group leads the insurance industry in the number of agents and employees who hold both the Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC) designations, which are awarded by The American College, a professional organization for insurance and financial planning professionals. Management believes the professionalism of its agency force provides it with a competitive advantage in the marketing of the Insurance Group's sophisticated insurance products.

In a continuing effort to enhance the quality of the Insurance Group's agency force, during 1997 management continued to focus its recruiting efforts on attracting professionals from fields such as accounting, banking and law. Management believes the knowledge and experience of these individuals enables them to add significant value to client service and that recruiting more experienced individuals has had a positive impact on the retention and productivity rates of first year agents.

Management's needs-based selling strategy begins with its Financial Fitness Profile(R). Financial Fitness Profile(R) is designed to make the client's long-term financial needs the key ingredient of the sales process and is used by the Insurance Group to identify a client's financial goals and needs in order to develop a comprehensive financial strategy addressing the client's unique situation. Management believes its Financial Fitness Profile(R) adds significant

                                      1-4
value to client service and provides an excellent foundation for building long-term relationships with the Insurance Group's customers. Agents are trained to use Financial Fitness Profile(R) to maximize this value-added approach. In 1996, the Insurance Group, through its broker-dealer, EQ Financial, also introduced a program for qualified associates to offer fee-based financial plans, products and seminars.

During 1996, management made a strategic decision to create its own wholesale distribution company, EDI, to offer the Income Manager series of products to securities firms, broker-dealers and banks. EDI currently employs 43 field and 80 home office personnel. A specially designed product series was developed for EDI during 1996, and EDI began marketing the new series in November 1996 through a major securities firm and several regional broker-dealer firms. EDI ended 1996 with executed sales agreements with 70 broker-dealers. Agreements were also reached with two major banks. In 1997, EDI executed sales agreements with 80 additional broker-dealers, including a second major securities firm and four major banks. In 1997, major securities firms, other broker-dealers and banks accounted for 48.4% of all Income Manager products sales. Management is exploring other Equitable products and services that may be offered through EDI. During 1997, the agency force continued to incorporate the Income Manager series of products into their sales process. More than 3,000 agents sold an Income Manager product during 1997.

Equitable Life is continuing to centralize its life insurance processing and servicing functions in a new National Operations Center in Charlotte, North
Carolina. This will result in the closing of the operations facilities in Des Moines, Iowa and Fresno, California, and should enhance service to policyholders, streamline operations and provide cost savings. The transition is expected to be completed in the second half of 1999.

Insurance Underwriting. The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. Underwriting rules and procedures established by the Insurance Group's underwriting area are designed to produce mortality results consistent with assumptions used in product pricing while providing for competitive risk selection.

From May through October of 1997, the Insurance Group put in place a program under which it cedes 90% of mortality risk on substantially all new variable life, universal life and term life policies. In addition, the Insurance Group generally limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. Automatic reinsurance arrangements have been negotiated that permit single-life policies to be written up to $35 million, and second-to-die policies to be written up to $25 million. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. Therefore, the Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also assumes mortality risk as a reinsurer. Mortality risk through reinsurance assumed is limited to $5.0 million on single-life policies and on second-to-die policies. For additional information on the Insurance Group's reinsurance agreements, see Note 12 of Notes to Consolidated Financial Statements.

Investment Services

General. The Investment Services segment, which in 1997 accounted for approximately $5.97 billion or 61.7% of consolidated revenues, provides investment management, investment banking, securities transaction and brokerage services to both corporate and institutional clients, including the Insurance Group, and to high net worth individuals. In recent years, rapid growth in sales of mutual funds to individuals and retail clients has augmented the traditional focus on institutional markets. This segment also includes the institutional Separate Accounts, which provide various investment options for group clients through pooled or single group accounts and which at December 31, 1997 held assets totaling $12.03 billion. For additional information on the Investment Subsidiaries, including their respective results of operations, see "M, D&A - Combined Results of Continuing Operations by Segment - Investment Services" and "Regulation".

                                      1-5

The Equitable continues to pursue its strategy of increasing third party assets under management. The Investment Subsidiaries continue to add third party assets under management, while continuing to provide investment management services to the Insurance Group. Of the $274.1 billion of assets under management at December 31, 1997, $216.9 billion (or 79.1%) were managed by the Investment
Subsidiaries for third parties, including $182.3 billion for domestic and overseas investors, mutual funds, pension funds, endowment funds and, through the Insurance Group's Separate Accounts, $34.6 billion for insurance and annuity customers of the Insurance Group. Approximately $87.4 million (1.5%) of the revenues of the Investment Services segment for the year ended December 31, 1997 consisted of fees earned by the Investment Subsidiaries for investment management and other services provided to the Insurance Group and to unconsolidated real estate joint ventures. For additional information on fees and assets under management, see "M, D&A - Combined Results of Continuing Operations by Segment - Investment Services - Fees From Assets Under Management".

Alliance

General - Alliance, one of the nation's largest investment advisors, provides diversified investment management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors principally through a broad line of mutual funds. As of December 31, 1997, Alliance had approximately $218.7 billion in assets under management (including $193.7 billion for third party clients). Alliance's assets under management at December 31, 1997 consisted of approximately $133.7 billion from separately managed accounts for institutional investors and high net worth individuals and approximately $85.0 billion from mutual fund accounts. Alliance's greatest growth in recent years has been in products for individual investors, primarily mutual funds, which generate relatively high management and servicing fees as compared to fees charged to separately managed accounts. As of December 31, 1997, The Equitable owned a 1% general partnership interest in Alliance and approximately 56.9% of the units representing assignments of beneficial ownership of limited partnership interests in Alliance ("Alliance Units").

Alliance's business can be divided into two broad categories: separately managed accounts and mutual funds management. Alliance's separately managed account business consists primarily of the active management of equity and fixed income accounts for institutional investors and high net worth individuals. Alliance's mutual fund management services, which developed as a diversification of its separately managed account business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts, and the management of structured products.

Separately Managed Accounts - At December 31, 1997, separately managed accounts (other than investment companies and deposit accounts) represented approximately 61.1% of Alliance's total assets under management while the fees earned from the management of those accounts represented approximately 32.2% of Alliance's revenues for the year ended December 31, 1997. Alliance's separately managed account business consists primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts. Alliance also provides active management for international (non U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation and management for private investments, venture capital portfolios, and hedge fund portfolios. In addition, Alliance provides "passive" management services for equity, fixed income and international accounts.

As of December 31, 1997, Alliance acted as investment manager for approximately 1,650 separately managed accounts (other than investment companies) which include corporate employee benefit plans, public employee retirement systems, endowment funds, foundations, foreign governments and financial and other institutions and the General and certain of the Separate Accounts of Equitable Life and its insurance company subsidiary. The General and Separate Accounts of the Insurance Group are Alliance's largest institutional clients. Alliance's separately managed accounts are managed pursuant to written investment management agreements between the clients and Alliance, which are usually terminable at any time or upon relatively short notice by either party.

                                      1-6

Mutual Funds Management - Alliance also (i) manages The Hudson River Trust which is one of the funding vehicles for the individual variable life insurance and annuity products offered by the Insurance Group; (ii) manages and sponsors a broad range of open and closed-end mutual funds other than The Hudson River Trust ("Alliance Mutual Funds"); and (iii) provides cash management services (money market funds and Federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies, registered investment advisors, financial planners and other financial intermediaries. The assets comprising all Alliance Mutual Funds, The Hudson River Trust and deposit accounts on December 31, 1997, amounted to approximately $85.0 billion.

Taxation - Under prior tax law, Alliance, as a partnership, generally was not subject to Federal income tax. Because Alliance Units are publicly traded, Alliance would have been treated as a corporation for Federal income tax purposes commencing January 1, 1998. On August 6, 1997, Alliance announced its intention to utilize a new option made available under the Taxpayer Relief Act of 1997 to maintain partnership tax status and pay a 3.5% tax on partnership gross income, which is estimated to reduce 1998 distributions by Alliance by approximately 10% from what they would have been under the former tax structure. Alliance generally is not subject to state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of Alliance are subject to Federal, state and local income taxes. Its subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdictions where they are located. On December 30, 1997 Alliance announced its intention to make an election under Section 754 of the Code to adjust the tax basis of its assets in connection with sales and exchanges of Alliance Units in the secondary market after January 1, 1998. Purchasers of Alliance Units on or after that date will be entitled to claim deductions for their proportionate share of Alliance's amortizable and depreciable assets. The election will have no direct effect on Alliance Units held by The Equitable.

For additional information about Alliance, see Alliance's Annual Report on Form 10-K for the year ended December 31, 1997.

Donaldson, Lufkin & Jenrette, Inc.

DLJ is a leading integrated investment and merchant bank that serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading; merchant banking; financial advisory services; investment research; venture capital; correspondent brokerage services; online interactive brokerage services; and asset management. On October 30, 1995, DLJ completed an initial public offering ("IPO") of 10.58 million shares of its common stock and the sale of $500.0 million aggregate principal amount of its senior notes due November 1, 2005. See Note 6 of Notes to Consolidated Financial Statements for additional information. At December 31, 1997, The Equitable owned approximately 76.2% of DLJ's common stock; assuming full vesting of restricted stock units and full exercise of all outstanding options, The Equitable would own approximately 58.1% of DLJ's common stock. See "M, D&A Combined Results of Continuing Operations by Segment - Investment Services".

DLJ conducts its business through three principal operating groups: the Banking Group, which includes DLJ's Investment Banking, Merchant Banking and Emerging Markets groups; the Capital Markets Group, consisting of DLJ's Fixed Income, Institutional Equities and Equity Derivatives Divisions, and Sprout, its venture capital affiliate, and the Financial Services Group, comprised of the Pershing Division, the Investment Services Group and the Asset Management Group.

DLJ's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad. Through its Investment Banking group, DLJ manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Its Merchant Banking group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, DLJ and its employees. The Emerging Markets Group specializes in client advisory services for mergers, acquisitions and financial restructurings, as well as merchant banking and the underwriting, placement and trading of equity, debt and derivative securities in Latin America, Asia and Eastern Europe.

                                      1-7

The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed income securities, private equity investments and venture capital. Its Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of taxable fixed income products including high yield corporate, investment grade corporate, U.S. government and mortgage-backed securities. The Institutional Equities Division provides institutional clients with research, trading and sales services in U.S. listed and over the counter equity securities. In addition, DLJ's Equity Derivatives Division provides a broad range of equity and index option products. Autranet, Inc. is the oldest and most successful distributor of research and investment material. Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry.

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries which represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for over 600 U.S. brokerage firms which collectively maintain over 1.75 million client accounts. DLJ's Investment Services Group provides access to DLJ's equity and fixed income research, trading services and underwriting to a broad mix of private clients. Through its Asset Management Group, DLJ provides cash management, investment advisory and trust services primarily to high net worth individual and institutional investors.

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

In 1997, DLJ took steps toward achieving the goal of establishing a strong international presence. All of DLJ's business groups have planned expansion of their international activities. The acquisition of the Phoenix Securities Group, a London-based investment bank, provided the opportunity to enhance DLJ's international merger and acquisition and leveraged financing capabilities. In 1997, DLJ also acquired London Global Securities, a leading international securities financing intermediary. In addition to these acquisitions, a new high-yield group was established in London. An investment banking group is in the process of being established in Paris, joining DLJ's institutional equity sales operation, as well as planned investment banking and foreign equity trading operations in Russia and Germany. DLJ also continued to target selected areas in the emerging markets of Eastern Europe, Latin America and Asia. The Merchant Banking Group has also expanded its international efforts, with significant investments in the U.K., Italy, France, Argentina and Brazil.

For additional information about DLJ, see DLJ's Annual Report on Form 10-K for the year ended December 31, 1997.

Equitable Real Estate

On June 10, 1997, Equitable Life sold Equitable Real Estate (other than EQ Services, Inc. and its interest in Column Financial, Inc.) to Lend Lease Corporation Limited ("Lend Lease"). Equitable Life entered into long-term advisory agreements whereby subsidiaries of Lend Lease will continue to provide to Equitable Life's General Account and Separate Accounts substantially the same services, for substantially the same fees, as provided prior to the sale.

                                      1-8

Discontinued Operations

In September 1991, The Equitable discontinued the operations of the Wind-Up Annuity and GIC lines of business, reflecting management's strategic decision to focus its attention and capital on its core individual insurance and investment services businesses. Discontinued operations includes Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans, and GIC products pursuant to which Equitable Life is contractually obligated to credit an interest rate which was set at the date of issue. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. At December 31, 1997, $1.05 billion of contractholder liabilities were outstanding, of which $29.5 million were related to GIC products and the balance to Wind-Up Annuities. For additional information, see Note 7 of Notes to Consolidated Financial Statements and "M, D&A - Discontinued Operations".

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

Although all the assets of the General Account of each insurer in the Insurance Group support all of that insurer's liabilities, the Insurance Group has developed an asset/liability management approach with separate investment segments for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage each product's return and liquidity requirements. Specific investments frequently meet the requirements of, and are acquired by, more than one investment segment, with each such investment segment holding a pro rata interest in such investments and the investment return therefrom.

The Closed Block assets are a part of continuing operations and have been combined in Management's Discussion and Analysis of Financial Condition and Results of Operations on a line-by-line basis with assets outside of the Closed Block. In view of the similar asset quality characteristics of the major asset categories, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis as General Account Investment Assets. The General Account Investment Assets and the Holding Company Group investment portfolio are discussed below. For further information on these portfolios and on Discontinued Operations Investment Assets, see "M, D&A - Continuing Operations Investment Portfolio" and "Discontinued Operations". Most individual investments in the portfolios of discontinued operations are also included in General Account Investment Assets (which include the Closed Block). For more information on the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements.

The following table summarizes General Account Investment Assets by asset category at December 31, 1997.

                        General Account Investment Assets
                               Net Amortized Cost
                              (Dollars In Millions)

                                                     Amount           % of Total
                                                -----------------  -----------------
Fixed maturities(1)...........................   $   22,914.5               64.5%
Mortgages.....................................        3,953.0               11.1
Equity real estate............................        2,891.9                8.2
Other equity investments......................        1,037.5                2.9
Policy loans..................................        4,123.1               11.6
Cash and short-term investments(2)............          607.6                1.7
                                                -----------------  -----------------
Total.........................................   $   35,527.6              100.0%
                                                =================  =================

(1) Excludes unrealized gains of $1.07 billion on fixed maturities classified as available for sale.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

                                      1-9

In January 1998 management announced its intention to accelerate the sale of assets from the continuing and discontinued operations equity real estate portfolios by disposing of properties having a depreciated cost of approximately $2.0 billion over the next 12 to15 months. For additional information regarding the impact of this equity real estate sales program on Equitable Life's results of operations for the year ended December 31, 1997, see "M, D&A - Consolidated Results of Operations", "- Continuing Operations Investment Portfolio - Asset Valuation Allowances and Writedowns", "- General Account Investment Assets", "- Investment Results of General Account Investment Assets - Equity Real Estate" and "- Discontinued Operations".

Investment Surveillance. As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of certain assets by the Insurance Group's Surveillance Committee which decides whether values of any investments are other than temporarily impaired, whether specific investments should be classified as problems, potential problems or restructureds, and whether specific investments should be put on an interest non-accrual basis.

Description of General Account Investment Assets. For portfolio management purposes, General Account Investment Assets are divided into four major asset categories: fixed maturities, mortgages, equity real estate and other equity investments.

Fixed Maturities. As of December 31, 1997, the fixed maturities category was the largest asset class of General Account Investment Assets with $22.91 billion in net amortized cost or 64.5% of total General Account Investment Assets. The fixed maturities category consists of both investment grade and below investment grade public and private debt securities, as well as small amounts of redeemable preferred stock. As of December 31, 1997, publicly traded debt securities represented 74.0% of the amortized cost of the asset category, and privately placed debt securities and redeemable preferred stock represented 25.4% and 0.6%, respectively. As of December 31, 1997, 85.0% ($19.49 billion) of the amortized cost of fixed maturities were rated investment grade (National Association of Insurance Commissioners ("NAIC") bond rating 1 or 2).

The following table summarizes fixed maturities by remaining average life as of December 31, 1997.

                          Fixed Maturity Investments By
                             Remaining Average Life
                              (Dollars In Millions)

                                                Amortized
                                                   Cost
                                             -----------------
                                              (In Millions)

Due in one year or less.....................  $       321.8
Due in years two through five...............        4,387.8
Due in years six through ten................        8,935.9
Due after ten years.........................        4,808.3
Mortgage-backed securities(1)...............        4,460.7
                                             -----------------
Total.......................................  $    22,914.5
                                             =================

(1)  Includes redeemable preferred stock.

Investment grade fixed maturities (which include redeemable preferred stocks) include the securities of 1,005 different issuers, with no individual issuer representing more than 0.9% of investment grade fixed maturities as a whole. The investment grade fixed maturities are also diversified by industry, with investments in manufacturing (17.9%), banking (11.5%), finance (9.1%), utilities (7.8%), and transportation (5.7%) representing the five largest allocations of investment grade fixed maturities at December 31, 1997. No other industry represented more than 4.0% of the investment grade fixed maturities portfolio at that date.

                                      1-10

Below investment grade fixed maturities (NAIC bond rating 3 through 6 and redeemable preferred stocks) include the securities of over 372 different issuers with no individual issuer representing more than 2.8% of below investment grade fixed maturities as a whole. At December 31, 1997, the five largest industries represented in these below investment grade fixed maturities were manufacturing (43.3%), communications (10.0%), finance (5.3%), wholesale and retail (4.8%) and banking (4.6%). No other industry represented more than 4.5% of this portfolio. The General Account also has interests in below investment grade fixed maturities through equity interests in a number of high yield funds. See "Other Equity Investments".

For further information regarding fixed maturities, see "M, D&A - Continuing Operations Investment Portfolio Investment Results of General Account Investment Assets - Fixed Maturities".

Mortgages. As of December 31, 1997, measured by amortized cost, commercial mortgages totaled $2.31 billion (57.3% of the amortized cost of the category), agricultural loans were $1.72 billion (42.6%) and residential loans were $2.3 million (0.1%). As of December 31, 1997, 100.0% of all commercial mortgage loans, measured by amortized cost, bore a fixed interest rate.

Commercial Mortgages - Commercial mortgages, substantially all of which are made on a non-recourse basis, consist primarily of fixed rate first mortgages on completed properties. As of December 31, 1997, first mortgages (which include all mortgages where no other lender holds a senior position to Equitable Life) represented $2.30 billion (99.5%) of the amortized cost of the commercial mortgage portfolio. There were no construction loans in the category. Valuation allowances of $74.3 million are held against the portfolio. As of December 31, 1997, there were 304 individual commercial mortgage loans collateralized by office buildings (amortized cost of $1,037.3 million), retail properties ($640.7 million), hotels ($316.9 million), industrial properties ($154.9 million), apartment buildings ($145.0 million) and land and other ($11.0 million).

For information regarding the maturity and principal repayment schedule for the commercial mortgage portfolio as of December 31, 1997, and problem, potential problem and restructured commercial mortgage loans, see "M, D&A Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Mortgages".

Agricultural Mortgages - The agricultural mortgage loans add diversity to the mortgage loan portfolio. As of December 31, 1997, there were approximately 4,148 outstanding agricultural mortgages with an aggregate amortized cost of $1.72 billion. As of December 31, 1997, 27.2%, 25.9%, 19.5% and 13.9%, of these assets were collateralized by land used for grain crops, fruit/vine/timber, general farm purposes and ranch and livestock, respectively, and no other land use category collateralized more than 10% of these loans. Of the properties collateralizing these loans, 29.6% were located in California and no more than 10% are located in any other single state.

Equity Real Estate.  The $3.2 billion  amortized  cost of the equity real estate category consists of office ($2,417.0 million), retail ($332.5 million), and industrial ($144.0 million) and no other category comprised more than 10% of the portfolio. Valuation allowances of $345.5 million are held against the portfolio. Office properties are primarily significant downtown buildings in major cities. By state, 23%, 15%, and 13% of these properties, measured by amortized cost, are located in Massachusetts, New York and California, respectively, and no more than 10% were located in any other state.

For additional information regarding the equity real estate portfolio, including the effect of management's decision to accelerate the sale of assets from the equity real estate portfolio, see "M, D&A - Consolidated Results of Operations" and " - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Equity Real Estate" and "- Discontinued Operations".

                                      1-11

Other Equity Investments. Other equity investments consist of limited partnership interests managed by third parties that invest in a selection of equity and below investment grade fixed income securities and other equity securities. Though not included in the General Account's other equity investments discussed above, the excess of Separate Accounts assets over Separate Accounts liabilities at December 31, 1997 of $231.0 million represented an investment by the General Account principally in equity securities. See "M, D&A - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Other Equity Investments".

Holding Company Group Investment Portfolio

At December 31, 1997, the Holding Company Group's investment portfolio's $524.0 million carrying value was made up of fixed maturities ($490.6 million or 93.6%), cash and short-term securities ($24.3 million or 4.7%) and other equity investments ($9.1 million or 1.7%). See "M, D&A - Continuing Operations Investment Portfolio Holding Company Group Investment Portfolio".

Employees and Agents

As of December 31, 1997, The Equitable had approximately 12,700 employees. Of these, approximately 4,000 were employed by the Insurance Group and approximately 8,700 were employed by the Investment Subsidiaries. In addition, the Insurance Group's career sales force consists of more than 7,300 agents. Management believes relations with employees and agents are good.

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

The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength and professionalism of agency force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, investment management performance. Management believes the registration of a large majority of its agency force with the National Association of Securities Dealers, Inc. ("NASD") and the training provided to agents by the Insurance Group provide the Insurance Group with a competitive advantage in effectively penetrating and communicating with its target markets. In the wholesale distribution channels, the Insurance Group's competitive advantage comes from a strong brand, innovative products and sales support to retail customers.

Ratings are an important factor in establishing the competitive position of insurance companies. As of December 31, 1997, the financial strength or claims-paying rating of Equitable Life was AA- from Standard & Poor's Corporation (4th highest of 18 ratings), Aa3 from Moody's Investors Service (4th highest of 19 ratings), A from A.M. Best Company, Inc. (3rd highest of 15 ratings), AA from Fitch Investors Service, L.P. (3rd highest of 18 ratings) and AA- from Duff & Phelps Credit Rating Co. (4th highest of 18 ratings).

During 1998, management may from time to time explore selective acquisition opportunities in The Equitable's core insurance and asset management businesses.

                                      1-12

Investment Fund Management. The investment management industry is highly competitive and new entrants continually are attracted to it, due in part to relatively few barriers to entry. Alliance is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Alliance competes with these investment managers primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Consultants also play a major role in the selection of managers for pension funds.

Many of the firms competing with Alliance for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the investment performance and range of mutual funds and cash management services offered, the quality in servicing customer accounts and the capacity to provide financial incentives to intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" plans and the manager's own resources. Equitable Life is subject to New York Insurance Law limitations on the amount it may invest in its Investment Subsidiaries (including Alliance); however, these limitations do not apply to investments by the Holding Company.

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

Regulation

State Supervision. The Insurance Group is licensed to transact its insurance business in, and is subject to extensive regulation and supervision by, insurance regulators in all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the Superintendent of the New York Insurance Department. The extent of state regulation varies, but most jurisdictions have laws and regulations governing standards of solvency, levels of reserves, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. The New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred. The Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular examinations of the Insurance Group's operations and accounts, and make occasional requests for particular information from the Insurance Group. Effective November 30, 1997, Equitable Life and the New York Insurance Department (the "NYID") entered into a stipulation concluding the NYID's regular quinquennial examination of Equitable Life and EVLICO for the five years ended December 31, 1995. In the stipulation, Equitable Life admitted certain violations of New York insurance laws and regulations and its failure to adhere to certain agreements with the NYID, and consented to pay a $450,000 civil penalty in connection therewith. Equitable Life is responding to subpoenas issued in January 1998 by the Florida Attorney General and the Florida Department of Insurance requesting, among other things, documents relating to various sales practices. Management believes that this inquiry will not have a material adverse effect on The Equitable's financial condition or results of operations.

                                      1-13

Holding Company Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on transactions such as the transfer of assets, loans or the payment of dividends between an insurer and its affiliates. Under such laws, transfers of assets, loans or dividends by Equitable Life to the Holding Company, may be subject to prior notice or approval depending on the size of such transactions or payments. Equitable Life has agreed in an undertaking to the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) the Holding Company (and certain affiliates, including AXA). Changes in control (generally presumed at a threshold of 10% or more of outstanding voting securities) are also regulated by these laws.

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

AVR requires life insurers to establish statutory reserves for substantially all invested assets other than policy loans and life insurance subsidiaries. AVR generally captures all realized and unrealized gains or losses on invested assets, other than those resulting from changes in interest rates. Each year the amount of an insurer's AVR will fluctuate as additional gains or losses are absorbed by the reserve. To adjust for such changes over time, an annual contribution must be made to AVR equal to a basic contribution plus 20% of the difference between the reserve objective and the actual AVR. In addition, voluntary contributions to the AVR are permitted, to the extent that AVR does not exceed its maximum level. (The basic contribution, reserve objective and maximum reserve are each determined annually according to the type and quality of an insurer's assets.) As of December 31, 1997, the reserve objective for the assets of the Insurance Group was $1.4 billion and the actual AVR was $1.4 billion.

IMR captures the net gains or losses which are realized upon the sale of fixed income investments and which result from changes in the overall level of interest rates. These net realized gains or losses are then amortized into income over the remaining life of each investment sold. IMR applies to all types of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans).

In 1997, the AVR decreased statutory surplus by $147.0 million and the IMR decreased statutory surplus by $14.6 million, as compared to an increase of $48.4 million and a decrease of $22.6 million, respectively, in 1996. The decrease in statutory surplus caused by the AVR in 1997 primarily was a result of unrealized gains on subsidiaries largely offset by realized capital losses on real estate. The decrease caused by the IMR resulted from realized gains due to changes in interest rates.

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

                                      1-14

Surplus Relief Reinsurance. The Insurance Group uses surplus relief reinsurance, which has no GAAP financial reporting effect other than from the associated expense and risk charge and administrative costs. However, surplus relief reinsurance does have the effect of increasing current statutory surplus while reducing future statutory earnings. As of December 31, 1997, $165.2 million (4.2%) of the Insurance Group's total statutory capital (capital, surplus and AVR) resulted from surplus relief reinsurance. Management reduced surplus relief reinsurance by approximately $53.5 million in 1997 and by $498.8 million since December 31, 1992. Management currently intends to eliminate all surplus relief reinsurance by December 31, 2000. Such reductions will reduce the amount of the Insurance Group's statutory surplus on a dollar-for-dollar basis. The ability of Equitable Life to pay dividends to the Holding Company may be affected by the reduction of statutory earnings caused by reductions in the levels of surplus relief reinsurance. See "Shareholder Dividend Restrictions."

Management believes the Insurance Group's surplus relief reinsurance agreements are in substantial compliance with all applicable regulations.

NAIC Ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates a number of financial ratios to assist state regulators in monitoring the financial condition of insurance companies. Twelve ratios were calculated based on the 1997 statutory financial statements. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments.

For Equitable Life's 1997 statutory financial statements, three ratios fell outside of the "usual range". These ratios include (i) the ratio of net gain to total income, (ii) the ratio of investments in affiliates to capital and surplus, and (iii) the reserving ratio for individual life insurance products. This result reflects (i) Equitable Life's investment performance in 1997, including realized and unrealized capital gains and losses, (ii) the fact that Equitable Life conducts a substantial portion of its business through subsidiaries, and (iii) the effects of Equitable Life's reinsurance contracts (see "Surplus Relief Reinsurance"). Based on Equitable Life's statutory financial statements for 1996, three ratios fell outside of the "usual range" established by the NAIC. After review, an NAIC examiner team designated Equitable Life as requiring second priority regulatory attention based upon investments in affiliates and investment in mortgage loans and real estate, in each case as reflected in its 1996 statutory financial statements. This designation advised state regulators to accord high priority to Equitable Life in the surveillance process. No regulatory action by the NYID or any other state regulator occurred as a result of this designation.

Management does not expect any 1997 designations accorded to Equitable Life based on its statutory financial statements to have a material adverse effect on the business or operations of Equitable Life or to adversely affect its ratings.

Statutory Surplus and Capital. As licensed insurers in each of the 50 states of the United States, the members of the Insurance Group are subject to the supervision of the regulators of each such state. Such regulators have the discretionary authority, in connection with the continual licensing of any member of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. The Equitable does not believe the current or anticipated levels of statutory surplus of the Insurance Group present a material risk that any such regulator would limit the amount of new insurance business the Insurance Group may issue.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for life insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, are not expected to have a material adverse impact on the Insurance Group's statutory results and financial position, but may cause a modest reduction in statutory surplus. A detailed review of the final statutory accounting practices will be necessary to determine their actual impact. Still subject to NAIC and AICPA approval, the codification will not become effective prior to January 1, 1999. For additional information concerning Equitable Life's statutory capital, see "M, D&A - Liquidity and Capital Resources - Insurance Group - Risk-Based Capital".

                                      1-15

Risk-Based Capital. Life insurers are subject to risk-based capital ("RBC") guidelines which provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes taking into account the risk characteristics of the company's investments and products. The RBC requirements establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The New York Insurance Law gives the insurance commissioner explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose adjusted capital does not meet the minimum acceptable level. Equitable Life was above its target RBC ratio at year end 1997. Changes in the RBC formula that became effective for year end 1997 statutory financial statements did not, and other changes proposed to become effective for year end 1998 are not expected to, have a material effect on Equitable Life's RBC ratio. For additional information concerning Equitable Life's RBC, see "M, D&A - Liquidity and Capital Resources - Insurance Group - Risk-Based Capital".

Shareholder Dividend Restrictions. Since the demutualization, the Holding Company has not received any dividends from Equitable Life. Under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent, who by statute has broad discretion in such matters, does not disapprove the distribution. See Note 20 of Notes to Consolidated Financial Statements.

Regulation of Investments. The Insurance Group is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and other equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, require divestiture. As of December 31, 1997, the Insurance Group's investments were in substantial compliance with all such regulations.

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

The Administration's 1999 budget proposals announced in February 1998 contain provisions which, if enacted, could have an adverse impact on certain sales in the non-qualified marketplace and, depending on grandfathering provisions, surrenders of certain variable insurance products and business-owned life insurance and could reduce the tax deduction allowed to the Insurance Group for reserves for annuity contracts. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted nor what the effect of any such legislation might be.

ERISA Considerations. The Insurance Group and the Investment Subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions or breach their duties to ERISA-covered plans. In a case decided by the United States Supreme Court in December, 1993 (John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank) the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations should be applied with respect to the assets underlying the nonguaranteed components. Although Equitable Life has not issued contracts identical to the one involved in Harris


                                      1-16

Trust, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court. During 1994, Equitable Life added additional guarantees to certain of these contracts.

The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. Prohibited Transaction Exemption 95-60, granted by the DOL on July 7, 1995, exempted from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. In August 1996, Congress added
Section 401(c) to ERISA, which required the DOL to issue a final regulation by December 31, 1997 defining the circumstances in which an insurer will be deemed to have a safe harbor from ERISA liability for general account contracts that are not guaranteed benefit contracts issued on or before December 31, 1998. Thereafter, newly issued general account contracts that are not guaranteed benefit contracts must comply with the applicable fiduciary provisions of ERISA. In December 1997 the DOL issued proposed regulations which provide for such a safe harbor if (i) the decision to purchase the policy is made by an independent fiduciary, (ii) certain disclosures are made by the insurer prior to entering into the contract and during the life of the contract, (iii) the insurer provides certain termination and withdrawal rights and (iv) certain general prudence standards for the management of the insurer's general account are followed. The proposed regulations did not define or give guidance as to what type of contracts would be considered guaranteed benefit contracts. Equitable Life is continuing to work actively with industry trade groups to persuade the DOL to give guidance in the final regulation as to what would constitute a guaranteed contract, or to lessen the onerousness of the proposed regulation. Equitable Life is also considering the operational changes it must effect and the potential impact to the overall general account if the proposed regulations are adopted in final form.

Environmental Considerations. As owners and operators of real property, The Equitable is subject to extensive Federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk there may be potential environmental liabilities and costs in connection with any required remediation of such properties. The Equitable routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by The Equitable. Based on these environmental assessments and compliance with The Equitable's internal environmental procedures, management believes that any costs associated with compliance with environmental laws and regulations regarding such properties would not be material to the consolidated financial position of The Equitable. Furthermore, although The Equitable and certain of its subsidiaries hold equity positions in companies that could potentially be subject to environmental liabilities, management believes, based on its assessment of the businesses and properties of these companies and the level of involvement of The Equitable and the subsidiaries in the operation and management of such companies, any environmental liabilities with respect to these investments would not be material to the consolidated financial position of The Equitable.

Securities Laws. The Equitable, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Equitable Life is voluntarily complying with the Commission's limited inspection and inquiry concerning the marketing and sales practices associated with variable insurance products. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). Equitable Life, EQ Financial, EDI, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and certain other subsidiaries of The Equitable are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation (as discussed below in "Investment Banking" with reference to DLJSC), and are members of, and subject to regulation by, the NASD and various other self regulatory organizations ("SROs"). As a result of registration under the Exchange Act and SRO memberships, the Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, and clearance


                                      1-17
and settlement procedures. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

Equitable Life, EQ Financial and certain of the Investment Subsidiaries also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by the Investment Subsidiaries, including a variety of mutual funds and other pooled investment vehicles, are registered with the Commission under the Investment Company Act. All aspects of Equitable Life's and the Investment Subsidiaries' investment advisory activities are subject to various Federal and state laws and regulations and to the law in those foreign countries in which they conduct business. Such laws and regulations relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud provisions. The failure to comply with such laws may result in possible sanctions including the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and/or fines.

Investment Banking. DLJ's business and the securities industry in general are subject to extensive regulation in the United States at both the Federal and state level as well as by industry SROs. A number of Federal regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. DLJSC is registered as a broker-dealer with the Commission and in all 50 states and the District of Columbia, as a futures commission merchant with the Commodities Futures Trading Commission (the "CFTC"), as an investment advisor with the Commission and in certain states is also designated a primary dealer in U.S. government securities by the Federal Reserve Bank of New York. It is also a member of, and subject to regulation by, the NASD, the NYSE, the Chicago Board of Trade ("CBOT"), the National Futures Association and various other self-regulatory organizations. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The Commission, other governmental regulatory authorities, including state securities commissions, and SROs may institute administrative or judicial proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

DLJ's businesses may be materially affected not only by regulations applicable to them as a financial market intermediary, but also by regulations of general application. For example, the volume of DLJ's underwriting, merger and acquisition and merchant banking businesses in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and merchant banking business, which in turn could adversely affect DLJ's underwriting, advisory and trading revenues related thereto.

                                      1-18

As a broker-dealer registered with the Commission and a member firm of the NYSE, DLJSC and certain of its subsidiaries are subject to the capital requirements of the Commission and of the NYSE. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that Broker-Dealers are required to maintain and also limit the amount of leverage that Broker-Dealers are able to obtain in their businesses. As a futures commission merchant, also subject to the capital requirements of the CFTC and the CBOT. Rule 15c3-1 under the Exchange Act limits the ability of stockholders of a registered broker-dealer to withdraw excess capital from that broker-dealer, if such withdrawal would impair the broker-dealer's net capital. This rule could limit the payment of dividends and the making of loans and advances to Equitable Life by the other Broker-Dealers and by Broker-Dealers (other than Equitable Life) to the Holding Company.

DLJSC is also subject to "Risk Assessment Rules" imposed by the Commission and the CFTC which require, among other things, that certain broker-dealers and futures commission merchants maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

In addition to being regulated in the U.S., DLJ's business is subject to regulation by various foreign governments and regulatory bodies. DLJ has broker-dealer subsidiaries that are subject to regulation by the Securities and Futures Authority of the United Kingdom, the Securities and Futures Commission of Hong Kong and the Ontario Securities Commission.

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other U. S. or foreign governmental regulatory authorities and SROs or changes in the interpretations or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of DLJ.

Year 2000

As a participant in the financial services industry, The Equitable's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees, affiliates, vendors and clients, and recording information for accounting, investment and management information purposes. Any significant unresolved difficulty related to the Year 2000 compliance initiatives could have a material adverse effect on The Equitable. However, assuming the timely completion of The Equitable's current plans, and provided third parties' systems are Year 2000 compliant, the Year 2000 issue should not have a material adverse impact on The Equitable's business or operations. For more information regarding The Equitable's Year 2000 compliance efforts, see "M, D&A - Year 2000".

Principal Shareholder

AXA is the largest shareholder of the Holding Company, beneficially owning (together with certain of its affiliates) at December 31, 1997 58.7% of the outstanding shares of Common Stock of the Holding Company. All shares of the Holding Company's Common Stock beneficially owned by AXA have been deposited in the voting trust referred to below. AXA is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities principally in Western Europe, North America, and the Asia/Pacific area. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

                                      1-19

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

Preemptive Rights. Under a Standstill Agreement entered into by AXA, the Holding Company and Equitable Life dated as of July 18, 1991 (as amended, the "Standstill Agreement"), AXA (or any other AXA affiliate designated by it) has the right to acquire a percentage of each new issuance by the Holding Company of voting securities or convertible securities equal to the percentage of the total voting power held by AXA and its affiliates (the "AXA Parties") immediately prior to the issuance of such voting securities or convertible securities (assuming, in the case of convertible securities, the conversion, exchange or exercise at such time of all convertible securities to be issued in such issuance), except that AXA's preemptive rights do not apply to issuances pursuant to certain employee benefit plans. AXA's preemptive rights will be in effect until the AXA Parties own less than 10% of the total voting power (determined as though all convertible securities owned by any AXA Party had been converted into voting securities immediately prior to the time of determination).

Registration Rights. Under the Standstill Agreement, AXA has the right to require that the Holding Company register under the Securities Act any voting securities of the Holding Company owned from time to time by any of the AXA
Parties, provided that the Holding Company will not be obligated to file a registration statement within nine months after the initial effective date of any registration statement requested to be filed by AXA. AXA also has the right, subject to certain restrictions, to include such voting and other securities in most other registrations of securities of the Holding Company under the Securities Act. The Holding Company has agreed to pay all registration expenses and all out-of-pocket expenses of the AXA Parties incurred in connection with the first five registrations requested by AXA and in connection with any other registrations in which any AXA Party participates. The Holding Company has agreed to indemnify the AXA Parties and certain related persons against any losses or liabilities any of them may suffer as a result of any material misstatements or omissions of fact contained in any registration statement, except misstatements or omissions contained in written materials provided to the Holding Company by AXA expressly for use in the registration statement, as to which AXA has agreed to indemnify the Holding Company against losses or liabilities.

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

                                      1-20

Voting Trust. In connection with AXA's application to the New York Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust (Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) have entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment dated January 22, 1997, the "Voting Trust Agreement"). The Voting Trust Agreement requires AXA and certain affiliates to deposit any shares of the Holding Company's Common Stock and preferred stock held by them in the Voting Trust. The Voting Trust Agreement also provides (subject to limited exceptions) that in the event that any AXA Party acquires additional shares of such stock, or any other stock of the Holding Company having the power to vote in the election of directors of the Holding Company, it shall promptly deposit such shares in the Voting Trust. Only AXA Parties and certain other affiliates of AXA may deposit shares of Holding Company capital stock into the Voting Trust or be holders of voting trust certificates representing deposited shares. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

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

                                      1-21

Part I, Item 1A.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officers' Biographical Information. Set forth below is a description of the business positions held during at least the past five years by the executive officers of the Holding Company (other than Messrs. Miller and Hegarty whose biographical data is incorporated by reference under Item 10 of this report).

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

Jerome S. Golden. Executive Vice President of the Holding Company and Equitable Life (since November 1997). Chairman and Chief Executive Officer of Equitable Distributors, Inc. from February 1995 to December 1997. President, Income Management Group of Equitable Life from May 1994 to November 1997. Prior to joining Equitable Life Mr. Golden was a principal in JG Resources, a consulting concern.

Peter D. Noris. Executive Vice President (since May 1995) and Chief Investment Officer (since July 1995) of the Holding Company and Equitable Life. Vice President of Salomon Brothers, Inc., from November 1992 to May 1995. Prior thereto, Mr. Noris was a Principal of Morgan Stanley & Co., Inc., from October 1984 to November 1992. Director of Alliance; Director of AXA Global Structured Products; Chairman of the Board and President, EQ Advisors Trust; Trustee, Hudson River Trust.

Jose S. Suquet. Executive Vice President of the Holding Company (since May 1996) and Senior Executive Vice President (since February 1998) and Chief Distribution Officer (since December 1997) of Equitable Life. Mr. Suquet also served Equitable Life as Executive Vice President (from August 1994 to February 1998) and Chief Agency Officer (from August 1994 to December 1997). Mr. Suquet joined Equitable Life as an Agent in 1979, becoming Agency District Manager in 1981 and becoming Agency Manager of Equitable Life's Miami Agency in 1985, which position he held until August 1994. Chairman of the Board of Equitable Distributors, Inc.

Stanley B. Tulin.  Executive  Vice  President of the Holding  Company (since May
1996) and Vice Chairman and Director (since February 1998) and Chief Financial Officer (since May 1996) of Equitable Life. Mr. Tulin also served Equitable Life as Senior Executive Vice President (from May 1996 to February 1998). Mr. Tulin was a Principal of Coopers & Lybrand LLP from 1988 to 1996, where he was Chairman of the International Insurance Group.

                                      1A-1

Part I, Item 2.

                                   PROPERTIES

Equitable Life leases on a long-term basis approximately 550,000 square feet of office space located at 1290 Avenue of the Americas, New York, New York, which serves as the Holding Company and Equitable Life's headquarters. Most of Equitable Life's staff has moved from other Manhattan office locations into its new headquarters. The relocation is scheduled for completion in 1999. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses insurance operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 18 and 19 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

DLJ's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 881,000 square feet under a lease expiring in 2016. DLJ also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

Pershing also leases approximately 440,000 square feet in Jersey City, New Jersey, under leases which expire at various dates through 2009. DLJ also owns land and a building with approximately 133,000 square feet in Florham Park, New Jersey.

DLJ leases an aggregate of approximately 650,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo. DLJ's principal London-based broker-dealer subsidiary is located at 99 Bishopsgate and occupies approximately 76,000 square feet under a lease expiring in 2008. DLJ is in the process of negotiating for an additional 100,000 square feet in London.

DLJ believes that its present facilities are adequate for its current needs.

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. Alliance currently occupies approximately 290,000 square feet at this location. Alliance also occupies approximately 79,700 square feet at 135 West 50th Street, New York, New York under leases expiring in 1998 and 1999. Alliance also occupies approximately 16,800 square feet at 709 Westchester Avenue, White Plains, New York, under leases expiring in 1999 and 2000, respectively. Alliance and its subsidiaries occupy approximately 125,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016.

Alliance also leases space in San Francisco, California, Chicago, Illinois, Greenwich, Connecticut, Minneapolis, Minnesota, and Beechwood, Ohio, and its subsidiaries lease space in Boston, Massachusetts, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Bahrain, Mumbai, India, New Delhi, India, Johannesburg, South Africa and Istanbul, Turkey. Joint venture subsidiaries of Alliance have offices in Vienna, Austria, Sao Paulo, Brazil, Hong Kong, Chennai, India, Seoul, South Korea, Warsaw, Poland and Moscow, Russia.

                                       2-1

Part I, Item 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 17 of Notes to the Holding Company's Consolidated Financial Statements for the year ended December 31, 1997 (Item 8 of this report) are incorporated herein by reference, with the following additional information.

In Cole, the court on February 17, 1998 granted Equitable Life and EOC's motion for summary judgment dismissing the remaining claims of breach of contract and negligent misrepresentation. The court therefore denied plaintiffs' motion to certify the class. The decision is appealable.


                                       4-1

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.


                                       5-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Holding Company's Common Stock is listed on the New York Stock Exchange which is the principal market for the Holding Company's Common Stock. Its symbol is EQ. As of March 17, 1998, there were approximately 553,924 record holders of the Common Stock.

The dividends declared and the high and low reported closing sales prices on the New York Stock Exchange with respect to the Holding Company's Common Stock for each quarterly period for the two most recent fiscal years were as follows:

                                                 Common Stock Data

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1997                1997                1997                1997
-------------------------------------  -----------------  -------------------   ----------------   -----------------
High...............................     $     32 1/2       $     35 1/4          $    43 11/16      $    53
Low................................     $     23 5/8       $     26              $    33 1/4        $    38 5/8
Dividends Declared.................     $        .05       $        .05          $       .05        $       .05

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1996                1996                1996                1996
-------------------------------------  -----------------  -------------------   ----------------   -----------------

High...............................     $     26 5/8       $     25 3/4          $    26 1/2        $    26 5/8
Low................................     $     23           $     22 3/4          $    22 1/4        $    23 1/4
Dividends Declared.................     $        .05       $        .05          $       .05        $       .05

For information on the Holding Company's present and future ability to pay dividends, see Note 20 of Notes to Consolidated Financial Statements (Item 8 of this report), "Liquidity and Capital Resources" of Management's Discussion and Analysis of Financial Condition and Operations (Item 7 of this report), and "Shareholder Dividend Restrictions" of Business (Item 1 of this report).


                                       6-3

Part II, Item 6.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                   At or For the Years Ended December 31,
                                            -----------------------------------------------------------------------------
                                                1997            1996            1995            1994            1993
                                            --------------  -------------   -------------   -------------   -------------
                                                                   (In Millions, Except Per Share Amounts)
Consolidated Statements of Earnings Data
Revenues
  Universal life and investment-type
    product policy fee income.............. $      950.6    $      874.0    $      788.2    $      715.0    $     644.5
  Premiums.................................        601.5           597.6           606.8           625.6          599.1
  Net investment income(1).................      3,991.3         3,336.3         3,047.4         2,838.4        2,715.0
  Investment gains, net(2)(3)..............        592.4           599.2           552.3           338.6          526.4
  Commissions, fees and other income.......      3,427.8         2,800.5         2,142.4         1,748.4        1,851.5
  Contribution from the Closed Block(10)...        102.5           125.0           143.2           137.0          137.9
                                            --------------  -------------   -------------   -------------   -------------

Total revenues.............................      9,666.1         8,332.6         7,280.3         6,403.0        6,474.4
Total benefits and other deductions(4(5)6).      8,563.1         7,816.8         6,635.1         5,856.4        6,098.1
                                            --------------  -------------   -------------   -------------   -------------

Earnings from continuing operations
  before Federal income taxes and
  minority interest........................      1,103.0           515.8           645.2           546.6          376.3
Federal income tax expense(7)..............        280.5           137.4           192.3           157.0          111.7
Minority interest in net income of
  consolidated subsidiaries................        174.3           172.4            87.5            68.3           31.9
                                            --------------  -------------   -------------   -------------   -------------
Earnings from continuing operations
  before cumulative effect of
  accounting change........................        648.2           206.0           365.4           321.3          232.7
Discontinued operations, net of Federal
  income taxes(1)(8)(9)....................        (87.2)          (83.8)            -               -              -
Cumulative effect of accounting changes,
  net of Federal income taxes..............          -             (23.1)            -             (27.1)           -
                                            --------------  -------------   -------------   -------------   -------------
Net earnings...............................        561.0            99.1           365.4           294.2          232.7
Dividends on preferred stocks..............         15.6            26.7            26.7            80.1           65.4
                                            --------------  -------------   -------------   -------------   -------------
Net Earnings Applicable to
  Common Shares............................ $      545.4    $       72.4    $      338.7    $      214.1    $     167.3
                                            ==============  =============   =============   =============   =============

Per Common Share(11):
  Basic:
    Earnings from Continuing Operations
      before Cumulative Effect of
      Accounting Change.................... $       3.14    $        .97    $       1.84    $       1.68           1.18
                                            ==============  =============   =============   =============   =============
    Net Earnings........................... $       2.71    $        .39    $       1.84    $       1.49           1.18
                                            ==============  =============   =============   =============   =============
  Diluted:
    Earnings from Continuing Operations
      before Cumulative Effect of
      Accounting Change.................... $       2.86    $        .94    $       1.75    $       1.52           1.08
                                            ==============  =============   =============   =============   =============
    Net Earnings........................... $       2.47    $        .37    $       1.75    $       1.37           1.08
                                            ==============  =============   =============   =============   =============

Cash Dividend Per Common Share............. $        .20    $        .20    $        .20    $        .20    $       .20
                                            ==============  =============   =============   =============   =============

Consolidated Balance Sheets Data
Total assets(12)........................... $  151,437.6    $  128,811.2    $  113,716.2    $   94,785.3    $ 100,382.3
Long-term debt and redeemable
  preferred stock..........................      4,344.2         3,920.7         3,852.0         2,925.9        2,927.2
Total liabilities(12)......................    146,164.1       124,823.2       109,607.5        91,605.2       96,670.9
Shareholders' equity.......................      5,273.5         3,988.0         4,108.7         3,180.1        3,446.5

                                      6-1

                         NOTES TO SELECTED CONSOLIDATED
                              FINANCIAL INFORMATION


(1) Net investment income and discontinued operations included $53.3 million, $114.3 million, $154.6 million, $219.7 million and $197.1 million, for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, recognized as investment income by continuing operations and as interest expense by discontinued operations relating to intersegment loans.

(2) Investment gains, net, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1997 and 1996, equity real estate, for continuing operations aggregated $483.8 million, $178.6 million, $197.6 million, $100.5 million and $108.7 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. In the fourth quarter of 1997, additions to valuation allowances of $227.6 million were recorded related to management's announced accelerated sales of equity real estate. Additionally, in the fourth quarter of 1997, $132.3 million of writedowns on real estate held for production of income were recorded. As of January 1, 1996, The Equitable implemented SFAS No. 121 which resulted in the release of valuation allowances of $152.4 million on equity real estate and recognition of impairment losses of $144.0 million on real estate held for production of income.

(3) Investment gains, net for the year ended December 31, 1997 included a pre-tax gain of $252.1 million from the sale of EREIM. Investment gains, net for the year ended December 31, 1996 included a $79.4 million gain related to the sale of shares of one investment in the DLJ long-term corporate development portfolio. Investment gains, net, for the year ended December 31, 1995 included a $34.7 million gain resulting from the sale of DLJ common stock. The year ended December 31, 1993 included a $49.3 million gain (before variable compensation and related expenses) related to the sale of shares of that same investment in the DLJ long-term corporate development portfolio.

(4) During the fourth quarter of 1996, The Equitable completed experience and loss recognition studies of participating group annuity contracts and conversion annuities ("Pension Par") and disability income ("DI") products. As a result of these studies, $145.0 million of unamortized DI DAC were written off and reserves were strengthened by $248.0 million for these lines of business. Consequently, earnings from continuing operations decreased by $255.5 million ($393.0 million pre-tax). See Note 2 of Notes to Consolidated Financial Statements.

(5) Total benefits and other deductions included Corporate interest expense of $127.2 million, $139.6 million, $100.5 million, $50.6 million and $28.4 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, and interest credited to discontinued operations of $88.2 million and $97.7 million for the years ended December 31, 1994 and 1993, respectively.

(6) Total benefits and other deductions included provisions associated with exit and termination costs of $42.4 million, $24.4 million, $39.2 million, $20.4 million and $96.4 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(7) During the fourth quarter of 1997, The Equitable released $97.5 million of tax reserves related to years prior to 1989.

(8) Discontinued operations, net of Federal income taxes, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1997 and 1996 equity real estate, aggregated $212.5 million, $36.0 million, $38.2 million, $50.8 million and $53.0 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. In the fourth quarter of 1997, additions to valuation allowances of $79.8 million were recognized related to management's announced accelerated sales of equity real estate. Additionally, in the fourth quarter of 1997, $92.5 million of writedowns on real estate held for production of income were recognized. The implementation of SFAS No. 121 as of January 1, 1996 resulted in the release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held for production of income.

                                      6-2

(9) During the 1997 and 1996 reviews of the allowance for estimated future losses for discontinued operations, management determined it was necessary to increase the allowance. As a result, net earnings decreased by $87.2 million and $83.8 million for 1997 and 1996, respectively. Incurred losses of $154.4 million, $23.7 million, $25.1 million, $21.7 million and $24.7 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, were charged to discontinued operations allowance for future losses. See Note 7 of Notes to Consolidated Financial Statements.

(10) The results of the Closed Block are reported on one line in the consolidated statements of earnings. Total assets and total liabilities, respectively, include the assets and liabilities of the Closed Block.
      See Note 6 of Notes to Consolidated Financial Statements.

(11) In December 1997, The Equitable adopted SFAS No. 128, "Earnings Per Share," which replaces primary and fully diluted earnings per share amounts with a presentation of basic and diluted earnings per share. Earnings per common share for all periods presented reflect new calculation methodologies. See Notes 2 and 11 of Notes to Consolidated Financial Statements.

(12) Assets and liabilities relating to discontinued operations are not reflected on the consolidated balance sheets of The Equitable, except that as of December 31, 1997, 1996, 1995, 1994 and 1993 the net amount due to continuing operations for intersegment loans made to discontinued operations in excess of continuing operations' obligations to fund discontinued operations' accumulated deficit is reflected as "Amounts due from discontinued operations".

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

RESULTS OF OPERATIONS

The following table presents the results of operations outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance Operations analysis, which begins on page 7-4, likewise reflects the Closed Block amounts on a line-by-line basis. Management's discussion and analysis addresses the combined results of operations unless noted otherwise. The Investment Services discussion begins on page 7-9.

                                                                    1997               1996               1995
                                                              -----------------  -----------------  -----------------
                                                                                  (In Millions)
Policy fee income and premiums..............................   $    2,238.5       $     2,195.3       $    2,146.2
Net investment income.......................................        4,566.2             3,882.9            3,586.3
Investment gains, net.......................................          550.0               593.7              532.1
Commissions, fees and other income..........................        3,428.5             2,801.6            2,144.6
                                                              -----------------  -----------------   ----------------
      Total revenues........................................       10,783.2             9,473.5            8,409.2
                                                              -----------------  -----------------   ----------------
Interest credited to policyholders' account balances........        1,281.8             1,286.0            1,264.9
Policyholders' benefits.....................................        2,030.5             2,409.1            2,070.5
Other operating costs and expenses..........................        6,367.9             5,262.6            4,428.6
                                                              -----------------  -----------------   ----------------
      Total benefits and other deductions...................        9,680.2             8,957.7            7,764.0
                                                              -----------------  -----------------   ----------------
Earnings from continuing operations before
  Federal income taxes, minority interest and
  cumulative effect of accounting change....................        1,103.0               515.8              645.2
Federal income taxes........................................          280.5               137.4              192.3
Minority interest in net income of consolidated
  subsidiaries..............................................          174.3               172.4               87.5
                                                              -----------------  -----------------   ----------------
Earnings from continuing operations before
  cumulative effect of accounting change....................          648.2               206.0              365.4
Discontinued operations, net of Federal income taxes........          (87.2)              (83.8)               -
Cumulative effect of accounting change, net of
  Federal income taxes......................................            -                 (23.1)               -
                                                              -----------------  -----------------   ----------------
Net Earnings................................................   $      561.0       $        99.1       $      365.4
                                                              =================  =================   ================

The Equitable's results of operations for both continuing and discontinued operations during 1997 and 1996 were significantly affected by certain actions. The Equitable announced in January 1998 its intention to accelerate the sale of assets from the real estate portfolio by disposing of properties with a depreciated cost of approximately $2 billion over the next 12 to 15 months. In connection with this program, Equitable Life reclassified $1.5 billion depreciated cost of continuing and discontinued operations' equity real estate from "held for the production of income" to "held for sale". Since held for sale properties are carried at the lower of depreciated cost or estimated fair value, less disposition costs, the reclassification generated additions to valuation allowances of $243.0 million for continuing operations in the fourth quarter of 1997. Also, the review of the equity real estate portfolio identified properties held for the production of income which were impaired as determined under SFAS No. 121. This resulted in writedowns of $161.1 million for continuing operations. The total pre-tax impact of these actions was $345.1 million (net of related DAC amortization of $59.0 million) for continuing operations. In addition, these real estate actions contributed to a $129.6 million strengthening of discontinued operations' allowance for future losses in the

                                      7-1
fourth quarter of 1997. In 1996, the discontinued operations loss allowance was strengthened by $129.0 million. For further information, see "Discontinued Operations". During the fourth quarter of 1997, The Equitable released approximately $97.5 million of tax reserves related to continuing operations for years prior to 1989. Continuing operations' results for 1996 were impacted by reserve strengthenings as the result of experience and loss recognition studies completed for the DI and Pension Par lines of business. These studies resulted in the decision to increase DI reserves by $175.0 million, write off $145.0 million of unamortized DAC on the DI products and increase Pension Par reserves by $73.0 million. See "Combined Results of Continuing Operations by Segment - Insurance Operations - Disability Income and Group Pension Products".

Continuing Operations

1997 Results Compared to 1996 - Compared to 1996, the higher pre-tax results of continuing operations for 1997 reflected increased earnings for both Investment Services and Insurance Operations. The $1.31 billion increase in revenues for 1997 compared to 1996 was attributed primarily to a $639.6 million increase in investment results and to a $626.9 million increase in commissions, fees and other income principally due to increased business activity within Investment Services.

Net investment income increased $683.3 million for 1997 principally due to increases of $580.8 million and $137.1 million, respectively, for Investment Services and Insurance Operations. The Investment Services increase was attributed to higher business activity while the Insurance Operations increase was due to higher overall investment yields, primarily attributable to other equity investments, as well as to a larger asset base.

Investment gains decreased by $43.7 million in 1997 from $593.7 million to $550.0 million. The $252.1 million gross gain recognized on the sale of EREIM during second quarter 1997 was more than offset by the aforementioned increases in valuation allowances and writedowns related to equity real estate during the fourth quarter of 1997. There were investment losses of $342.7 million on General Account Investment Assets as compared to losses of $35.8 million in 1996. Investment gains at DLJ increased by $33.2 million with higher gains of $31.5 million on other equity investments and higher dealer and trading gains of $1.7 million. The gains on other equity investments in 1996 included a gain of $79.4 million on the sale of the remaining shares of a single corporate development portfolio investment. Also in 1996, a gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition.

For 1997, total benefits and other deductions increased by $722.5 million from 1996, reflecting increases in other operating costs and expenses of $1.11 billion partially offset by a $378.6 million decrease in policyholders' benefits and a $4.2 million decrease in interest credited to policyholders. The increase in other operating costs and expenses was attributable to increased costs of $1.12 billion in Investment Services partially offset by a $14.4 million decrease in Insurance Operations.

The $143.1 million increase in Federal income taxes was due to the increase in earnings from continuing operations partially offset by the aforementioned release of prior years' tax reserves of $97.5 million. Minority interest in net income of consolidated subsidiaries reflected the effect of Alliance's second quarter 1997 writedown of the carrying value of the Cursitor intangible assets. See "Combined Results of Continuing Operations by Segment - Investment Services".

1996 Results Compared to 1995 - Compared to 1995, the lower pre-tax results from continuing operations for 1996 reflected the impact on Insurance Operations' results of the aforementioned 1996 reserve strengthenings totaling $248.0 million and the writeoff of unamortized DAC on the DI business of $145.0 million. Absent these actions, Insurance Operations' pre-tax results would have increased by $53.3 million in 1996 over 1995. Offsetting the lower Insurance Operations' results were increased earnings in Investment Services and lower losses in Corporate and Other of $196.9 million and $13.1 million, respectively. The decrease in Federal income taxes was attributed to lower pre-tax results of operations. The increase in minority interest in net income of consolidated subsidiaries was primarily attributable to increased earnings at both DLJ and Alliance and a full year's impact in 1996 of DLJ's October 1995 initial public offering ("IPO").

                                      7-2

The $1.06 billion increase in revenues for 1996 compared to 1995 was primarily attributed to Investment Services' $644.7 million higher commissions, fees and other income due to increased business activity and higher investment results of $205.4 million, principally at DLJ. Insurance Operations and Corporate and Other contributed $168.0 million and $38.3 million, respectively, to the year's revenue growth.

Net investment income increased $296.6 million for 1996 as compared to the prior year principally due to increases of $159.1 million and $118.3 million, respectively, for Investment Services and Insurance Operations. The Investment Services increase was attributable to higher business activity while the Insurance Operations increase was due to higher overall investment yields on a larger asset base, including the investment of proceeds received from the issuance of $600.0 million of Surplus Notes in December 1995.

Investment gains increased by $61.6 million for 1996 from $532.1 million for 1995. Investment gains at DLJ increased by $69.8 million with increased dealer and trading gains of $70.5 million offset by lower gains of $0.7 million on other equity investments. The 1996 gains on other equity investments included a gain of $79.4 million on the sale of the remaining shares of a single corporate development portfolio investment. A gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition. There were investment losses of $35.8 million on General Account Investment Assets as compared to losses of $21.5 million in 1995.

For 1996, total benefits and other deductions increased by $1.19 billion from 1995, reflecting increases in other operating expenses of $649.9 million, the DI DAC writeoff and DI and Pension Par reserve strengthenings of $393.0 million, a $90.6 million increase in other policyholders' benefits, $39.1 million higher Corporate interest expense and a $21.1 million increase in interest credited to policyholders. The increase in other operating expenses was principally attributable to increased operating costs of $653.3 million in Investment Services associated with increased business activities. The increase in other policyholders' benefits primarily was attributable to higher claims experience on directly written and reinsurance assumed DI policies (before reserve strengthening) and higher mortality experience on variable and interest-sensitive and participating life policies, with the impact of the higher mortality being largely offset by DAC amortization as reflected in other operating expenses. Higher Corporate interest expense primarily resulted from the interest on the Surplus Notes issued by Equitable Life in the fourth quarter of 1995. The $21.1 million increase in interest credited to policyholders for Insurance Operations primarily was due to small changes in crediting rates applied to a larger individual life and annuity in force book of business.

Federal Income Taxes

Federal income taxes resulted in an expense of $280.5 million for 1997 as compared to $137.4 million in 1996 and $192.3 million in 1995, reflecting The Equitable's earnings pattern over the three year period and the 1997 tax reserve release mentioned above. See Note 9 of Notes to Consolidated Financial Statements. At December 31, 1997, The Equitable's deferred income tax account reflected a net asset of $58.4 million as compared to a net asset of $51.8 million at December 31, 1996. Management believes the $641.5 million gross deferred tax asset at December 31, 1997 is more likely than not to be fully realizable and, consequently, no valuation allowance is necessary.

                                      7-3

Combined Results Of Continuing Operations By Segment

Insurance Operations. The following table presents the combined results from continuing operations for Insurance Operations:

                                               Insurance Operations
                                                   (In Millions)

                                                            1997
                                         -------------------------------------------
                                              As           Closed                          1996           1995
                                           Reported        Block         Combined        Combined       Combined
                                         -------------   -----------   -------------   -------------  --------------
Policy fees, premiums and other
  income...............................  $   1,667.5     $    687.1    $    2,354.6    $    2,295.1    $    2,230.8
Net investment income..................      2,214.5          574.9         2,789.4         2,652.3         2,534.0
Investment losses, net.................       (300.3)         (42.4)         (342.7)          (35.9)          (21.3)
Contribution from the Closed Block.....        102.5         (102.5)            -               -               -
                                         -------------   ------------  --------------  -------------   -------------
      Total revenues...................      3,684.2        1,117.1         4,801.3         4,911.5         4,743.5

Total benefits and other deductions....      3,433.9        1,117.1         4,551.0         4,948.1         4,440.4
                                         -------------   ------------  --------------  -------------   -------------
Earnings (Loss) from Continuing
  Operations before Federal
  Income Taxes, Minority Interest
  and Cumulative Effect of
  Accounting Change....................  $     250.3     $      -      $      250.3    $      (36.6)   $      303.1
                                         =============   ============  ==============  =============   =============

1997 Results Compared to 1996 - The earnings from continuing operations in Insurance Operations for 1997 reflected an increase of $286.9 million from the prior year. Higher net investment income, higher policy fees on variable and interest-sensitive life and individual annuities contracts, higher DAC capitalization, lower life insurance mortality and improved DI and group pension results were offset by higher investment losses, higher policy acquisition costs and the provision for employee termination and exit costs established in the second quarter. The improved DI and group pension results reflect the establishment of premium deficiency reserves and the writeoff of DAC in the fourth quarter of 1996. To the extent periodic results from these businesses differ from the assumptions used in establishing those reserves, the resulting earnings (loss) will impact Insurance Operations' results.

Total revenues decreased by $110.2 million primarily due to investment results which decreased by $169.7 million and a $33.4 million decline in premiums offset by a $76.6 million increase in policy fees and a $16.3 million increase in commissions, fees and other income. Insurance Operations' $137.1 million increase in investment income principally was due to $192.1 million higher overall yields on a larger General Account Investment Asset base, offset by $61.0 million lower interest received on reduced amounts due from discontinued operations. Income from other equity investments increased during 1997 by $36.4 million as compared to 1996. Returns on other equity investments have fluctuated significantly from period to period and there can be no assurance recent performance will be sustained. There were higher losses on the General Account investment portfolio in 1997 as compared to 1996 principally due to losses on equity real estate which totaled $432.4 million, $346.8 million higher than in 1996. The 1997 losses were primarily due to writedowns on real estate held for the production of income and additions to valuation allowances in the fourth quarter of 1997 as discussed above. The decrease in premiums principally was due to lower traditional life and individual health premiums. Policy fee income rose by $76.6 million to $950.5 million due to higher insurance and annuity account balances.

Total benefits and other deductions for 1997 decreased $397.1 million from the 1996 total which included reserve strengthenings and a DAC writeoff aggregating $393.0 million. Excluding the 1996 reserve actions, there was a $4.1 million decrease in 1997 as compared to 1996 as increases of $203.4 million in other operating expenses and $44.4 million higher DAC amortization were partially offset by $117.2 million higher DAC capitalization and a decrease in policy benefits. The increase in other operating expenses resulted from higher commissions and variable expenses related to increased sales, $19.4 million

                                      7-4
higher restructuring costs, higher costs related to the annuity wholesale distribution channel introduced in the latter part of 1996 and higher costs associated with litigation. The sales related expense increases were substantially offset by higher DAC capitalization. The net decrease of $130.6 million in policyholders' benefits, after excluding the effect of the 1996 reserve strengthening, primarily resulted from a lower increase in reserves on DI business and improved mortality experience on the larger in force book of business for variable and interest-sensitive life policies. This lower mortality experience and higher investment spreads resulted in an increase in the amortization of DAC on variable and interest-sensitive life policies.

Disability Income and Group Pension Products

During the competitive market conditions of the 1980s, Equitable Life issued a large amount of noncancelable individual DI policies with policy terms and underwriting criteria that were competitive at the time but are more liberal than those available today. These policies have fixed premiums and are not cancelable as long as premiums are paid. The majority of the DI policies issued before 1993 provide for lifetime benefits and many include cost of living riders and provide benefits which exceed $5,000 per month, while defining disability as the insured's inability to perform his or her own occupation. Equitable Life also had assumed reinsurance on a block of DI policies with characteristics similar to its own pre-1993 policies. During the years 1994 through 1996, DI providers, including Equitable Life, experienced claims incidence rates higher than previous industry experience. The Equitable had recognized pre-tax losses from operations of $72.5 million and $50.6 million in 1996 and 1995, respectively, for the DI line of business before the fourth quarter 1996 reserve strengthening.

In light of unfavorable results, in late 1996 a loss recognition study of the DI business was completed. The study indicated the DAC was not recoverable and the reserves were not sufficient. Therefore, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off and reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million.

Equitable Life had issued Pension Par products designed to provide participating annuity guarantees and benefit payment services to corporate sponsored pension plans. Equitable Life has made no new sales of these products in several years. At December 31, 1996, a significant portion of these contracts either had been converted into non-participating contracts or effectively were non-participating because they were unlikely to produce future dividends due to improving mortality trends and poor investment performance. The group pension business produced pre-tax losses of $24.9 million and $13.3 million in 1996 and 1995, respectively, before the fourth quarter 1996 reserve strengthening. Operating losses incurred in 1996 and 1995 primarily resulted from lower investment results, particularly related to investment losses on mortgages and equity real estate and deteriorating mortality experience as evidenced by mortality losses of $2.4 million and $6.8 million experienced in 1996 and 1995, respectively.

During the fourth quarter of 1996, a loss recognition study was completed which incorporated management's assumptions at that date. The study's results prompted management to establish a Pension Par premium deficiency reserve, resulting in a $73.0 million pre-tax charge to the results of continuing operations at December 31, 1996, principally attributable to improved mortality assumptions.

Based on the experience that emerged on these two books of business during 1997, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. The determination of reserves requires making assumptions and estimates covering a number of factors, including mortality, morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments, as well as societal factors (e.g. work ethic). While management believes the DI and Pension Par reserves have been calculated on a reasonable basis and are adequate, there can be no assurance that they will be sufficient to provide for all future liabilities.

                                      7-5

Beginning February 1998, EquiSource, Inc., an indirect wholly owned subsidiary of Equitable Life, entered into an agreement that permits Equitable Life's career agency force to offer DI policies of Provident Life and Accident Insurance Company ("Provident"). Equitable Life no longer underwrites new DI policies. As a result of a 1996 acquisition, Paul Revere Life Insurance Company, which administers Equitable Life's DI business, and Provident are now affiliates.

1996 Results Compared to 1995 - The loss from continuing operations of $36.6 million in 1996 primarily was due to the $393.0 million of reserve strengthenings, including the writeoff of unamortized DAC on DI products, in the fourth quarter of 1996. If the effect of these charges was eliminated, 1996 earnings from continuing operations for Insurance Operations would have totaled $356.4 million, an increase of $53.3 million over the prior year, reflecting an increase in earnings in the core life and annuity lines of business, partially offset by increased losses in the reinsurance, DI and group pension lines of business.

Total revenues increased by $168.0 million primarily due to a $103.7 million increase in investment results, an $85.7 million increase in policy fees on variable and interest-sensitive life and individual annuity contracts and a $15.3 million increase in commissions, fees and other income, offset by a decrease of $36.7 million in premiums. The decrease in premiums principally was due to lower traditional life premiums and lower reinsurance assumed on individual annuity contracts. Higher investment income attributed to higher overall investment yields on a larger asset base, which included the net proceeds from the issuance of the Surplus Notes in December 1995, was partially offset by higher investment losses in 1996 principally due to lower gains on fixed maturities.

Excluding the $393.0 million effect of reserve strengthenings and DAC writeoff in 1996, total benefits and other deductions for 1996 increased by $114.7 million from 1995. Policyholders' benefits before the reserve strengthenings increased $90.6 million due to higher claims experience on directly written and reinsurance assumed DI policies and higher mortality in the participating and variable and interest-sensitive life products, partially offset by favorable mortality experience on term life insurance. The impact of the higher mortality in the participating and variable and interest-sensitive life products was substantially offset by reduced DAC amortization of $51.1 million attributed to life insurance products. Other operating expenses increased $79.4 million principally due to higher employee benefit costs related to lower interest rate assumptions, higher costs associated with building new distribution channels and new product initiatives, costs related to the consolidation of insurance operations centers, higher volume related commissions and increasing costs associated with litigation, partially offset by lower amortization of DAC principally attributable to the mortality noted above and $21.8 million principally attributable to estimates of enhanced future annuity gross margins.

                                      7-6

Premiums  and  Deposits - The  following  table  lists  premiums  and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
Insurance Operations' major product lines.

                                               Premiums and Deposits
                                                   (In Millions)

                                                                  1997               1996               1995
                                                            -----------------   ----------------  -----------------
Individual annuities
  First year..............................................   $     3,276.3       $    2,132.1       $    1,756.7
  Renewal.................................................         1,272.2            1,210.5            1,090.7
                                                            -----------------   ----------------   ----------------
                                                                   4,548.5            3,342.6            2,847.4
Individual  life(1)
  First year..............................................           405.6              362.9              356.2
  Renewal.................................................         2,025.5            1,983.8            1,889.6
                                                            -----------------   ----------------   ----------------
                                                                   2,431.1            2,346.7            2,245.8

Other(2)
  First year..............................................            31.6               29.4               75.7
  Renewal.................................................           362.9              368.8              387.9
                                                            -----------------   ----------------   ----------------
                                                                     394.5              398.2              463.6

Total first year..........................................         3,713.5            2,524.4            2,188.6
Total renewal.............................................         3,660.6            3,563.1            3,368.2
                                                            -----------------   ----------------   ----------------
Total individual insurance and annuity products...........         7,374.1            6,087.5            5,556.8

Total group pension products..............................           328.7              355.5              354.7
                                                            -----------------   ----------------   ----------------

Total Premiums and Deposits...............................   $     7,702.8       $    6,443.0       $    5,911.5
                                                            =================   ================   ================

(1) Includes variable and interest-sensitive and traditional life products.

(2) Includes reinsurance assumed and health insurance.

First year premiums and deposits for individual insurance and annuity products in 1997 increased from prior year levels by $1.19 billion due to higher sales of individual annuities and variable and interest-sensitive life products. Renewal premiums and deposits for individual insurance and annuity products increased by $97.5 million during 1997 over the prior year as increases in the larger block of variable and interest-sensitive life and individual annuity policies were partially offset by decreases in traditional life policies and other product lines. The 53.7% increase in first year individual annuities' premiums and deposits in 1997 over the prior year included $632.6 million from a line of retirement annuity products sold through complementary distribution channels. First year individual life premiums and deposits for 1997 included $41.8 million of premiums and deposits from the sale of two large company-owned life insurance ("COLI") cases.

First year premiums and deposits for individual insurance and annuity products in 1996 increased from 1995 levels by $335.8 million primarily due to higher sales of individual annuities offset in part by lower reinsurance assumed on individual annuity contracts. Renewal premiums and deposits for individual insurance and annuity products increased by $194.9 million during 1996 over 1995 as increases in the larger block of variable and interest-sensitive life and individual annuity policies were partially offset by decreases in traditional life policies and other product lines. The 21.4% increase in first year individual annuities' premiums and deposits in 1996 over 1995 included $214.8 million from a line of retirement annuity products introduced in 1995 partially offset by an approximately $148.4 million decrease in premiums related to an exchange program that offered contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contracts for new flexible premium variable contracts thereby retaining assets in The Equitable and establishing new surrender charge scales.

                                      7-7

The Administration's 1999 budget proposals announced in February 1998 contain provisions which, if enacted, could have an adverse impact on certain sales in the non-qualified marketplace and, depending on grandfathering provisions, surrenders of certain variable insurance products and business-owned life insurance policies and could reduce the tax deduction allowed to the Insurance Group for reserves for annuity contracts. Management cannot predict what other proposals may be made, what legislation, if any, might be introduced or enacted or what the effect of any such legislation might be.

Surrenders and Withdrawals; Policy Loans - The following table summarizes Insurance Operations' surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuities' product lines.

                                            Surrenders and Withdrawals
                                                   (In Millions)

                                                                  1997               1996               1995
                                                            -----------------   ----------------  -----------------
Individual Insurance and Annuities' Product Lines:
Individual annuities......................................   $     2,540.8       $    2,277.0       $    2,186.8
Variable and interest-sensitive life......................           498.9              521.3              405.0
Traditional life..........................................           372.9              350.1              340.6
                                                            -----------------   ----------------  -----------------
Total.....................................................   $     3,412.6       $    3,148.4       $    2,932.4
                                                            =================   ================   ================

Surrendered traditional and variable and interest-sensitive life insurance policies represented 4.1%, 4.4% and 4.1% of average surrenderable future policy benefits and policyholders' account balances for such life insurance contracts in force during 1997, 1996 and 1995, respectively. Surrendered individual annuity contracts represented 9.8%, 10.3% and 11.5% of average surrenderable policyholders' account balances for individual annuity contracts in force during those same years, respectively.

Policy and contract surrenders and withdrawals increased $264.2 million during 1997 compared to 1996. The $263.8 million increase in individual annuities surrenders was principally due to increased surrenders of Equi-Vest contracts as favorable market performance increased account values, consequently increasing surrender amounts with no significant increase in actual surrender rates. Policy and contract surrenders and withdrawals increased $216.0 million during 1996 compared to 1995 due to the $116.3 million and $90.2 million increases in the variable and interest-sensitive life and individual annuities' surrenders and withdrawals, respectively.

The persistency of life insurance and annuity products is a critical element of their profitability. As of December 31, 1997, all in force individual life insurance policies (other than individual life term policies without cash values which comprise 8.2% of in force policies) and more than 89% of individual annuity contracts (as measured by reserves) were surrenderable. However, a surrender charge often applies in the early contract years and declines to zero over time. Contracts without surrender provisions cannot be terminated prior to maturity.

Margins on Individual Insurance and Annuity Products - Insurance Operations' results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. During 1997, margins increased due to higher investment yields. During 1997, the crediting rate ranges were: 4.50% to 6.50% for variable and interest-sensitive life insurance; 5.45% to 6.20% for variable deferred annuities; and 5.35% to 7.30% for SPDA contracts; the crediting rate of 5.90% was used for retirement investment accounts throughout 1997.

Margins on individual insurance and annuity products are affected by interest rate fluctuations. Rising interest rates result in a decline in the market value of assets. However, the positive cash flows from renewal premiums, investment income and maturities of existing assets would make an early disposition of investment assets to meet operating cash flow requirements unlikely. Rising interest rates also would result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent

                                      7-8
increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings modestly over the long term while increasing earnings in the period of the surrenders to the extent surrender charges were applicable. To protect against sharp increases in interest rates, Equitable Life maintains an interest rate cap program designed to hedge crediting rate increases on interest-sensitive individual annuity contracts. At December 31, 1997, the outstanding notional amounts of contracts purchased and sold totaled $7.25 billion and $875.0 million, respectively, as compared to $5.05 billion and $1.18 billion, respectively, at December 31, 1996.

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

Investment Services. The following table summarizes the results of continuing operations for Investment Services.

                                                Investment Services
                                                   (In Millions)

                                                                  1997               1996               1995
                                                            -----------------   ----------------  -----------------
Third party commissions and fees..........................   $     3,257.4       $    2,634.8       $    2,000.6
Affiliate fees............................................            87.4              140.7              138.9
Net dealer and trading gains, investment results
  and other income........................................         2,623.3            1,764.5            1,550.3
                                                            -----------------   ----------------   ----------------
Total revenues............................................         5,968.1            4,540.0            3,689.8
Total costs and expenses..................................         4,996.8            3,876.8            3,223.5
                                                            -----------------   ----------------   ----------------
Earnings from Continuing Operations before
  Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change..................   $       971.3       $      663.2       $      466.3
                                                            =================   ================   ================

Affiliate fees are earned by the Investment Subsidiaries (which included EREIM through June 10, 1997) principally for investment management and other services provided to the Insurance Group and unconsolidated real estate joint ventures. These fees (except those related to discontinued operations and unconsolidated real estate joint ventures of $8.3 million, $26.8 million and $28.1 million in 1997, 1996 and 1995, respectively) are eliminated as intercompany transactions in the consolidated statements of earnings included elsewhere herein.

1997 Results Compared to 1996 - For 1997, pre-tax earnings for Investment Services increased by $308.1 million from the prior year primarily due to the $249.8 million net gain on the sale of EREIM and higher earnings for DLJ, partially offset by lower earnings at Alliance reflecting the effect of the Cursitor intangible asset writedown. See Note 5 of Notes to Consolidated Financial Statements for further information. Total segment revenues increased $1.43 billion principally due to higher revenues at DLJ. DLJ's earnings were higher in 1997 largely due to strong merger and acquisition activity, private fund capital raising assignments, higher investment banking fees and the growth in trading volume on most major exchanges. Other income for 1997 included the gain from the sale of EREIM.

Total costs and expenses increased by $1.12 billion for 1997 as compared to 1996 principally reflecting increases in interest, compensation and other expenses at DLJ due to increased activity and the $120.9 million writedown of Cursitor intangible assets at Alliance.

1996 Results Compared to 1995 - Investment Services' pre-tax earnings in 1996 were $196.9 million higher than in 1995 with higher earnings at DLJ, Alliance and Equitable Real Estate. DLJ's revenues rose to $3.49 billion, an increase of $731.8 million from 1995 largely due to increases in most of DLJ's major areas of activity. Alliance revenues increased $148.5 million from 1995 to $788.2 million due to higher investment advisory fees resulting from higher assets under management.

                                      7-9

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

                                                Investment Services
                                      Results of Operations by Business Unit
                                                   (In Millions)

                                                                  1997               1996               1995
                                                            -----------------   ----------------  -----------------
DLJ(1)....................................................   $       614.9       $      440.6       $      271.6
Alliance..................................................           134.5              198.0              159.3
Equitable Real Estate(2)..................................            14.8               46.2               43.6
Gain on sale of EREIM(3)..................................           249.8                -                  -
Consolidation/elimination(4)(5)...........................           (42.7)             (21.6)              (8.2)
                                                            -----------------   ----------------   ----------------
Earnings from Continuing Operations before
  Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change(6)...............   $       971.3       $      663.2       $      466.3
                                                            =================   ================   ================

(1) Excludes  amortization  expense on goodwill and intangible assets related to
    Equitable   Life's   1985   acquisition   of  DLJ  which  are   included  in
    consolidation/elimination.

(2) Includes results of operations through June 10, 1997, the date The Equitable sold EREIM to Lend Lease.

(3) Gain on sale of EREIM is net of $2.3 million related to state income tax.

(4) Includes interest expense of $12.2 million, $12.4 million and $18.6 million for 1997, 1996 and 1995, respectively, related to intercompany debt issued by intermediate holding companies payable to Equitable Life.

(5) Includes a gain of $6.7 million for 1997 on issuance of additional DLJ shares. Also includes a gain of $16.9 million (net of $3.7 million related to state income tax) in 1996 on the issuance of Alliance Units to third parties upon the completion of the Cursitor acquisition in the first quarter of the year. Also includes the $34.7 million of net gain due to the DLJ IPO during the fourth quarter of 1995.

(6) Pre-tax minority interest related to DLJ was $176.2 million, $131.0 million and $28.5 million in 1997, 1996 and 1995, respectively, and $57.0 million, $83.6 million and $64.4 million for Alliance for 1997, 1996 and 1995, respectively.

DLJ - DLJ's earnings from operations for 1997 were $614.9 million, up $174.3 million from the prior year. Revenues increased $1.15 billion to $4.64 billion primarily due to $582.6 million higher net investment income, fee increases of $297.3 million, increased underwriting revenues of $117.5 million and higher commissions of $116.8 million. DLJ's expenses were $4.03 billion for 1997, up $977.1 million from the prior year, primarily due to higher interest expense of $420.0 million, a $369.5 million increase in compensation and commissions, a $31.3 million increase in rent related expenditures and $30.1 million higher brokerage and exchange fees.

DLJ's earnings from operations for 1996 were $440.6 million, up $169.0 million from the prior year. Revenues increased $731.8 million to $3.49 billion primarily due to increased underwriting revenues of $272.7 million, $162.7 million higher net investment income, higher commissions of $113.1 million, fee increases of $100.9 million and higher dealer and trading gains of $70.5 million. DLJ's expenses were $3.05 billion for 1996, up $562.8 million from the prior year, primarily due to a $271.1 million increase in compensation and commissions, higher interest expense of $52.6 million, a $38.7 million increase in rent related expenditures and $33.2 million higher brokerage and exchange fees.

                                      7-10

During the third quarter of 1995, DLJ provided $28.8 million for a potential loss with respect to a bridge loan aggregating $150.0 million to a company experiencing financial difficulties. In April 1997, the bridge loan was repaid in full and DLJ realized the amounts previously reserved plus interest.

See "Market Risk, Risk Management and Derivative Financial Instruments - Trading Activities" for DLJ-related information on those topics.

Alliance - Alliance's earnings from operations for 1997 were $134.5 million, a decrease of $63.5 million from the prior year. Revenues totaled $974.8 million for 1997, an increase of $186.6 million from 1996, due to increased investment advisory and service fees. Alliance's costs and expenses increased $250.1 million to $840.3 million for 1997 primarily due to the $120.9 million writedown of intangible assets related to the Cursitor acquisition, increases in promotion and servicing expenses of $64.5 million and $48.5 million higher employee compensation and benefits. Cursitor's assets under management declined from approximately $10.0 billion at the date of acquisition in 1996 to $3.5 billion at December 31, 1997.

Alliance's earnings from operations for 1996 were $198.0 million, an increase of $38.7 million from the prior year. Revenues totaled $788.2 million for 1996, an increase of $148.5 million from 1995, due to increased investment advisory fees, from higher assets under management and higher distribution plan fees resulting from high average equity long-term mutual fund and cash management assets under management. Alliance's costs and expenses increased $109.8 million to $590.2 million for 1996 primarily due to increases in employee compensation and benefits and other promotional expenditures.

Fees and Assets Under Management - As the following table illustrates, third party clients continue to constitute an important source of revenues and earnings.

                                         Fees and Assets Under Management
                                                   (In Millions)

                                                                    At or for the Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  1997               1996               1995
                                                            -----------------   ----------------  -----------------
Fees:
  Third Party.............................................   $       836.0       $      740.8       $      613.0
  The Equitable...........................................            74.6              128.8              128.2
                                                            -----------------   ----------------  -----------------
Total.....................................................   $       910.6       $      869.6       $      741.2
                                                            =================   ================   ================

Assets Under Management:
  Third Party:
    Unaffiliated third parties(1).........................   $    182,345        $   154,914        $   119,721
    Separate Accounts.....................................         34,600             29,870             24,720
  The Equitable(2)........................................         57,139             54,990             50,900
                                                            -----------------   ----------------   ----------------
Total.....................................................   $    274,084        $   239,774        $   195,341
                                                            =================   ================   ================

(1) Includes $2.13 billion and $1.77 billion of assets managed on behalf of AXA affiliates at December 31, 1997 and 1996, respectively. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2) Includes invested assets of The Equitable not managed by the Investment Subsidiaries, principally invested assets of subsidiaries and policy loans, totaling approximately $24.04 billion, $21.75 billion and $17.59 billion at December 31, 1997, 1996 and 1995, respectively, and mortgages and equity real estate totaling $8.16 billion at December 31, 1997.

                                      7-11

Fees for assets under management increased 4.7% during 1997 as compared to 1996 as the continued growth in assets under management for third parties was partially offset by the reduction in fees resulting from the sale of EREIM. Total assets under management increased $34.31 billion, primarily due to $34.08 billion higher third party assets under management at Alliance. The Alliance growth in 1997 was principally due to market appreciation and mutual fund sales, offset by the decrease in Cursitor assets. In 1996, Alliance's third party assets under management increased by $34.63 billion primarily due to market appreciation, the Cursitor and National Mutual Funds Management (North America) acquisitions in 1996 and net sales of mutual funds. DLJ's assets under management increased in 1997 by $6.73 billion or 64.3% due to new business in the Asset Management Group.

CONTINUING OPERATIONS INVESTMENT PORTFOLIO

The continuing operations investment portfolio is composed of the General Account investment portfolio and investment assets of the Holding Company and its non-operating subsidiaries, principally the Trust and the SECT (the Holding Company, the Trust and the SECT, together, the "Holding Company Group"). The Holding Company Group portfolio is discussed in a separate section following the discussion of the General Account investment portfolio.

General Account Investment Portfolio

At December 31, 1997, Insurance Operations, including the Closed Block, had $36.60 billion of General Account Investment Assets to support the insurance and annuity liabilities of its continuing operations. In view of the similar asset quality characteristics of the major asset categories, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis as General Account Investment Assets. The investment results of General Account Investment Assets and the Holding Company Group investment assets are reflected in The Equitable's results from continuing operations; investment results of Discontinued Operations Investment Assets are reflected in discontinued operations. Most individual investment assets held by discontinued operations are also held in the General Account investment portfolio. The following discussion analyzes the results of the major categories of General Account Investment Assets, including the Closed Block investment assets.

The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                                 General Account Investment Asset Carrying Values
                                                 December 31, 1997
                                                   (In Millions)
                                                                                                          General
                                      Balance                                             Holding         Account
                                       Sheet            Closed                            Company        Investment
Balance Sheet Captions:                Total            Block           Other (1)        Group (2)         Assets
-----------------------           ---------------  -------------     --------------    ------------    -------------
Fixed maturities:
  Available for sale(3).........   $   19,978.5     $    4,231.0      $     (125.0)     $    347.6     $     23,986.9
  Held to maturity..............          143.0              -                 -             143.0                -
Trading account securities......       16,535.7              -            16,535.7             -                  -
Securities purchased under
  resale agreements.............       22,628.8              -            22,628.8             -                  -
Mortgage loans on real estate...        2,611.4          1,341.6               -               -              3,953.0
Equity real estate..............        2,749.2            135.3              (7.4)            -              2,891.9
Policy loans....................        2,422.9          1,700.2               -               -              4,123.1
Other equity investments........        1,276.5             86.3             316.2             9.1            1,037.5
Other invested assets...........          626.1             99.3             236.8              .6              488.0
                                  ----------------  ---------------    --------------   -------------    --------------
  Total investments.............       68,972.1          7,593.7          39,585.1           500.3           36,480.4
Cash and cash equivalents.......          597.4            (39.0)            415.1            23.7              119.6
                                  ----------------  ---------------    --------------   -------------    --------------
Total...........................   $   69,569.5     $    7,554.7      $   40,000.2      $    524.0     $     36,600.0
                                  ================ ================  ================   =============  ================

                                      7-12

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

(3) Fixed maturities available for sale are reported at estimated fair value. At December 31, 1997, the amortized cost of the General Account's fixed maturity portfolio was $22.91 billion compared with an estimated market value of $23.99 billion.


Asset Valuation Allowances and Writedowns

The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                                         General Account Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                  Equity Real
                                                               Mortgages            Estate             Total
                                                            -----------------   ----------------   ---------------
Balances at January 1, 1996...............................   $        83.9       $      264.1       $     348.0
  SFAS No. 121 releases(1)................................             -               (152.4)           (152.4)
  Additions...............................................            43.7               95.7             139.4
  Deductions(2)...........................................           (63.4)            (117.0)           (180.4)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1996.............................            64.2               90.4             154.6
  Additions(3)............................................            46.9              316.3             363.2
  Deductions(2)...........................................           (36.8)             (61.2)            (98.0)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1997.............................   $        74.3       $      345.5       $     419.8
                                                            =================   ================   ===============

(1) As a result of adopting SFAS No. 121, $152.4 million of allowances on assets held for the production of income were released and impairment losses of $149.6 million were recognized.

(2) Primarily reflects releases of allowances due to asset dispositions and writedowns.

(3) Includes $243.0 million of additions to valuation allowances resulting from management's decision in the fourth quarter of 1997 to accelerate the sale of equity real estate.

Writedowns on fixed maturities (primarily related to below investment grade securities) aggregated $15.2 million, $42.7 million and $63.5 million in 1997, 1996 and 1995, respectively. Writedowns on equity real estate subsequent to the adoption of SFAS No. 121 totaled $165.2 million and $23.7 million in 1997 and 1996, respectively. The 1997 writedowns principally resulted from changes in assumptions related to real estate holding periods and property cash flows.

                                      7-13

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1997 and by net amortized cost as of December 31, 1996.

                                         General Account Investment Assets
                                               (Dollars In Millions)

                                              December 31, 1997                                 December 31, 1996
                       -----------------------------------------------------------------  -------------------------------
                                                                              % of                              % of
                                                              Net           Total Net          Net           Total Net
                         Amortized        Valuation        Amortized        Amortized       Amortized        Amortized
                            Cost          Allowances          Cost            Cost             Cost             Cost
                       ---------------   -------------   ---------------  --------------  ---------------   -------------
Fixed maturities(1)... $   22,914.5     $       -         $  22,914.5         64.5%       $  21,711.6           62.2%
Mortgages.............      4,027.3            74.3           3,953.0         11.1            4,513.7           12.9
Equity real estate....      3,237.4           345.5           2,891.9          8.2            3,518.6           10.1
Other equity
  investments.........      1,037.5             -             1,037.5          2.9              955.6            2.7
Policy loans..........      4,123.1             -             4,123.1         11.6            3,962.0           11.3
Cash and short-term
  investments(2)......        607.6             -               607.6          1.7              277.7            0.8
                       ---------------   -------------   ---------------  --------------  ---------------   -------------
Total................. $   35,947.4     $     419.8       $  35,527.6        100.0%       $  34,939.2         100.0%
                       =============== ===============   ===============  ==============  ===============   =============

(1) Excludes unrealized gains of $1.07 billion and $432.9 million on fixed maturities classified as available for sale at December 31, 1997 and 1996, respectively.

(2) Comprises "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Management announced in January 1998 plans to accelerate the sales of real estate properties over the next 12 to 15 months, expecting to dispose of approximately $2 billion depreciated cost of continuing and discontinued operations' properties. Management anticipates reductions to the total equity real estate portfolio will depend on market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties. It is management's policy not to invest substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments.

                                      7-14

Investment Results of General Account Investment Assets

The following table summarizes investment results by General Account Investment Asset category for the periods indicated.

                                       Investment Results By Asset Category
                                               (Dollars In Millions)

                                            1997                            1996                           1995
                                -----------------------------   -----------------------------  -----------------------------
                                    (1)                            (1)                             (1)
                                   Yield          Amount          Yield           Amount          Yield          Amount
                                ------------  ---------------   -----------   ---------------  ------------  ---------------

Fixed Maturities:
  Income......................     8.01%       $     1,809.6       7.94%       $    1,615.1       8.05%       $     1,447.7
  Investment Gains(Losses)....     0.41%                94.0       0.35%               70.0       0.57%               102.0
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     8.42%       $     1,903.6       8.29%       $    1,685.1       8.62%       $     1,549.7
  Ending Assets...............                 $    22,914.5                   $   21,711.6                   $    19,149.9
Mortgages:
  Income......................     9.23%       $       387.1       8.90%       $      427.1       8.82%       $       460.1
  Investment Gains(Losses)....    (0.46)%              (19.1)     (0.72)%             (34.3)     (0.83)%              (43.2)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     8.77%       $       368.0       8.18%       $      392.8       7.99%       $       416.9
  Ending Assets...............                 $     3,953.0                   $    4,513.7                   $     5,007.1
Equity Real Estate(2):
  Income......................     2.86%       $        73.7       2.91%       $       88.6       2.59%       $        92.5
  Investment Gains(Losses)....   (16.79)%             (432.4)     (2.81)%             (85.6)     (2.46)%              (87.9)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................   (13.93)%      $      (358.7)      0.10%       $        3.0       0.13%       $         4.6
  Ending Assets...............                 $     2,069.8                   $    2,725.5                   $     3,210.5
Other Equity Investments:
  Income......................    18.60%       $       183.7      16.23%       $      147.3      11.20%       $        90.0
  Investment Gains(Losses)....     1.50%                14.8       1.56%               14.1       0.93%                 7.5
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................    20.10%       $       198.5      17.79%       $      161.4      12.13%       $        97.5
  Ending Assets...............                 $     1,037.5                   $      955.6                   $       764.1
Policy Loans:
  Income......................     7.01%       $       285.6       7.00%       $      272.1       6.95%       $       256.1
  Ending Assets...............                 $     4,123.1                   $    3,962.0                   $     3,773.6
Cash and Short-term
  Investments:
  Income......................     9.08%       $        55.5       9.00%       $       52.9       8.18%       $        72.6
  Investment Gains(Losses)....     0.00%                 0.0       0.00%                0.0       0.01%                 0.1
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     9.08%       $        55.5       9.00%       $       52.9       8.19%       $        72.7
  Ending Assets...............                 $       607.6                   $      277.7                   $       952.1
Total:
  Income(3)...................     7.98%       $     2,795.2       7.76%       $    2,603.1       7.52%       $     2,419.0
  Investment Gains(Losses)....    (0.98)%             (342.7)     (0.11)%             (35.8)     (0.06)%              (21.5)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total(4)....................     7.00%       $     2,452.5       7.65%       $    2,567.3       7.46%       $     2,397.5
  Ending Assets...............                 $    34,705.5                   $   34,146.1                   $    32,857.3

(1) Yields are based on the quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Equity real estate carrying values are shown, and equity real estate yields are calculated, net of third party debt and minority interest of $822.1 million, $793.1 million and $919.8 million as of December 31, 1997, 1996 and 1995, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $52.9 million, $56.6 million and $59.3 million for 1997, 1996 and 1995, respectively.

                                      7-15

(3) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $77.3 million, $69.0 million and $72.2 million for 1997, 1996 and 1995, respectively. Investment income is shown net of depreciation of $80.9 million, $97.0 million and $126.3 million for 1997, 1996 and 1995, respectively.

(4) Total yields are shown before deducting investment fees paid to its investment advisors (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 6.71%, 7.35% and 7.15% for 1997, 1996 and 1995, respectively.

Fixed Maturities. Investment income on fixed maturities increased $194.5 million in 1997 as compared to 1996 reflecting a higher asset base and higher investment returns available on below investment grade securities. The 1997 investment gains were due to $109.2 million of gains on sales offset by $15.2 million in writedowns. The fixed maturities portfolio consists largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. As of year end 1997, 74.5% of fixed maturities were publicly traded. Of the below investment grade securities (including redeemable preferred stock and other), 82.9% were publicly traded. Medium grade fixed maturities (NAIC 3) represented 31.6% of the below investment grade category. Using external rating agencies or an internal rating system when a public rating does not exist, the weighted average quality of the General Account public and private fixed maturity portfolios at December 31, 1997 was A2 and A3, respectively.

At December 31, 1997, The Equitable held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.46 billion, including $2.35 billion in publicly traded CMOs, $1.87 billion of mortgage pass-through securities, and $1.47 billion of public and private asset-backed securities, primarily backed by home equity, mortgages, airline and other equipment, and credit card receivables.

At December 31, 1997, the amortized cost of General Account Investment Assets public and private fixed maturities which were investment grade when acquired and were subsequently downgraded to below investment grade were $127.7 million and $230.6 million, respectively.

Summaries of all fixed maturities are shown by NAIC rating in the following table.

                                                 Fixed Maturities
                                                 By Credit Quality
                                               (Dollars In Millions)

                                              December 31, 1997                        December 31, 1996
                Rating Agency       --------------------------------------- -----------------------------------------
  NAIC           Equivalent           Amortized      % of      Estimated       Amortized        % of      Estimated
 Rating          Designation             Cost        Total     Fair Value         Cost         Total      Fair Value
---------- ------------------------ --------------- --------- ------------- ----------------- ---------  -------------
   1-2     Aaa/Aa/A and Baa.......  $  19,488.9       85.0%   $  20,425.3   $   18,994.8 (1)    87.5%   $  19,334.0

   3-6     Ba and lower...........      3,294.9 (2)   14.4        3,395.4        2,575.2 (2)    11.9        2,665.7
                                    --------------- --------- ------------- ----------------- --------- -------------
Subtotal..........................     22,783.8       99.4       23,820.7       21,570.0        99.4       21,999.7
Redeemable preferred stock
  and other.......................        130.7        0.6          166.2          141.6         0.6          144.8
                                    --------------- --------- ------------- ----------------- --------- -------------
Total Fixed Maturities............  $  22,914.5      100.0%   $  23,986.9   $   21,711.6        100.0%  $  22,144.5
                                    =============== ========= ============= ================= ========= =============

(1) Includes  Class B Notes  issued by the Trust  ("Class B Notes")  having an  amortized  cost of $67.0  million, eliminated in consolidation.

(2) Includes  Class B Notes  having an  amortized  cost of $95.2  million  and  $100.0  million  in 1997 and 1996, respectively, eliminated in consolidation.

                                      7-16

Management defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. The amortized cost of problem fixed maturities decreased to $31.0 million (0.1% of the amortized cost of this category) at December 31, 1997 from $50.6 million (0.2%) at December 31, 1996, principally as assets were written down or sold.

The Equitable does not accrue interest income on problem fixed maturities unless management believes the full collection of principal and interest is probable. Interest not accrued on problem fixed maturity investments totaled $10.5 million, $9.5 million and $11.2 million for 1997, 1996 and 1995, respectively. The amortized cost of wholly or partially non-accruing problem fixed maturities was $28.9 million, $45.7 million and $70.8 million at December 31, 1997, 1996 and 1995, respectively.

Based on its monitoring of fixed maturities, management identifies a class of potential problem fixed maturities, which consists of fixed maturities not currently classified as problems but for which management has serious doubts as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the issuer.

                                                 Fixed Maturities
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                                   (In Millions)

                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
FIXED MATURITIES..........................................   $    22,914.5       $   21,711.6       $   19,149.9
Problem fixed maturities..................................            31.0               50.6               70.8
Potential problem fixed maturities........................            17.9                0.5               43.4
Restructured fixed maturities(1)..........................             1.8                3.4                7.6

(1) Excludes restructured fixed maturities of $2.1 million, $2.5 million and $3.5 million that are shown as problems at December 31, 1997, 1996 and 1995, respectively, and excludes $9.2 million of restructured fixed maturities that are shown as potential problems at December 31, 1995.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. As of December 31, 1997, commercial mortgages totaled $2.31 billion (57.3% of the amortized cost of the category), agricultural loans were $1.72 billion (42.6%) and residential loans were $2.3 million (0.1%). In 1997, the investment income decrease of $40.0 million on mortgages resulted from a declining asset base, in large part resulting from commercial mortgage loan repayments.

At December 31, 1997 and 1996, respectively, management identified impaired mortgage loans with a carrying value of $236.6 million and $531.7 million. The provision for losses for these impaired loans was $68.3 million and $59.3 million at December 31, 1997 and 1996, respectively. Income earned on these loans in 1997 and 1996, respectively, was $24.6 million and $49.6 million, including cash received of $23.0 million and $44.6 million.

                                      7-17

                                                     Mortgages
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                               (Dollars In Millions)

                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
COMMERCIAL MORTGAGES......................................   $     2,305.8       $    2,901.2       $    3,413.7
Problem commercial mortgages(1)...........................            19.3               11.3               41.3
Potential problem commercial mortgages....................           180.9              425.7              194.7
Restructured commercial mortgages(2)......................           194.9              269.3              522.2

AGRICULTURAL MORTGAGES....................................   $     1,719.2       $    1,672.7       $    1,624.1
Problem agricultural mortgages(3).........................            12.2                5.4               82.9

(1) Includes delinquent mortgage loans of $19.3 million, $5.8 million and $41.3 million at December 31, 1997, 1996 and 1995, respectively, and mortgage loans in process of foreclosure of $5.5 million at December 31, 1996.

(2) Excludes restructured commercial mortgages of $1.7 million and $12.6 million that are shown as problems at December 31, 1996 and 1995, respectively, and excludes $57.9 million, $229.5 million and $148.3 million of restructured commercial mortgages that are shown as potential problems at December 31, 1997, 1996 and 1995, respectively.

(3) Includes delinquent mortgage loans of $10.0 million, $0.3 million and $77.2 million at December 31, 1997, 1996 and 1995, respectively, and mortgage loans in process of foreclosure of $2.2 million, $5.1 million and $5.7 million, respectively, at the same dates.

The Equitable categorizes mortgages 60 days or more past due, as well as mortgages in the process of foreclosure, as problem commercial mortgages. The amortized cost of wholly or partially non-accruing problem commercial mortgages was $19.3 million, $11.3 million and $38.7 million at December 31, 1997, 1996 and 1995, respectively.

The Equitable categorizes mortgages as impaired under SFAS No. 114's definition when it believes contractual income and/or contractual principal is not collectible. Impairment is usually measured based on either a net present value or collateral value methodology. For loans measured for impairment using the collateral value method, interest income is recognized on a cash basis. If the net present value method is used, income is accrued on the net carrying value of the mortgage.

Based on its monthly monitoring of commercial mortgages, management identifies a class of potential problem mortgages, which consists of mortgage loans that are not currently classified as problems but for which management has serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgment by management as to likely future market conditions and developments with respect to the borrower or the individual mortgaged property. Potential problem commercial mortgages decreased during 1997 as new potential problems were more than offset by removals due to improvements and repayments.

                                      7-18

For 1997, scheduled amortization payments and prepayments received on commercial mortgage loans aggregated $484.3 million. For 1997, $586.6 million of commercial mortgage loan maturity payments were scheduled, of which $319.5 million (54.5%) were paid as due. Of the amount not paid, $133.1 million (22.7%) were extended for a weighted average of 7.1 years at a weighted average interest rate of 7.5%, $125.3 million (21.4%) were foreclosed upon, $8.5 million (1.4%) were granted short-term extensions of up to six months, and the balance of $0.2 million (0.0%) were delinquent or in default for non-payment of principal.

During 1998, approximately $257.7 million of commercial mortgage principal payments are scheduled, including $205.8 million of payments at maturity on commercial mortgage balloon loans. An additional $672.7 million of commercial mortgage principal payments, including $563.5 million of payments at maturity on commercial mortgage balloon loans, are scheduled for 1999 and 2000. Depending on market conditions and lending practices in future years, some maturing loans may have to be refinanced, restructured or foreclosed upon. During 1997, 1996 and 1995, the amortized cost of foreclosed commercial mortgages totaled $153.5 million, $18.3 million and $103.1 million, respectively.

Equity Real Estate. The equity real estate category consists primarily of office, retail, industrial, mixed use and other properties. Office properties constituted the largest component (74.7% of amortized cost) of this portfolio at December 31, 1997.

During 1997, 1996 and 1995, The Equitable received proceeds from the sale of equity real estate of $386.0 million, $624.2 million and $587.7 million, respectively, and recognized gains (losses) of $50.5 million, $30.1 million and $(0.5) million, respectively. The gains (losses) reflected total writedowns and additions to valuation allowances on properties sold of $61.1 million, $157.4 million and $47.2 million, respectively, at date of sale.

Management establishes valuation allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between depreciated cost and sales proceeds. The depreciated cost of equity real estate properties held for sale at December 31, 1997 was $1.45 billion for which allowances of $345.5 million have been established. On a quarterly basis, the valuation allowances on real estate held for sale are adjusted to reflect changes in market values in relation to depreciated cost. Since the size of the portfolio of properties held for sale is significantly larger than in prior periods due to the fourth quarter 1997 action discussed previously, fluctuations in the related valuation allowances prior to actual sale could be larger than those experienced in prior periods.

At December 31, 1997, the overall vacancy rate for The Equitable's real estate office properties was 11.5%, with a vacancy rate of 8.4% for properties acquired as investment real estate and 21.7% for properties acquired through foreclosure. The national commercial office vacancy rate was 10.5% (as of September 30, 1997) as measured by CB Commercial. Lease rollover rates for office properties for 1998, 1999 and 2000 range from 7.6% to 8.9%.

At December 31, 1997, the equity real estate category included $2.28 billion depreciated cost of properties acquired as investment real estate (or 70.5% of depreciated cost of equity real estate held) and $0.96 billion (29.5%) amortized cost of properties acquired through foreclosure (including in-substance foreclosure). Cumulative writedowns recognized on foreclosed properties were $226.2 million through December 31, 1997. As of December 31, 1997, the carrying value of the equity real estate portfolio was 67.6% of its original cost. The depreciated cost of foreclosed equity real estate totaled $1.03 billion (28.4%) of depreciated cost and $1.18 billion (26.9%) at year end 1996 and 1995, respectively.

Other Equity Investments. Other equity investments consist of limited partnership interests managed by third parties that invest in a selection of equity and below investment grade fixed maturities ($540.2 million or 52.1% of amortized cost of this portfolio at December 31, 1997) and other equity securities ($497.3 million or 47.9%). The limited partnership funds in which the Insurance Group invests can create significant volatility in investment income since they are accounted for in accordance with the equity method that treats increases and decreases in the allocable portion of the estimated fair value of the underlying partnership assets, whether realized or unrealized, as investment income or loss to The Equitable. Though not included in the General Account's other equity investments discussed above, the excess of Separate Accounts assets over Separate Accounts liabilities at December 31, 1997 of $231.0 million represented an investment by the General Account principally in equity securities. Returns on all equity investments are very volatile and there can be no assurance recent performance will be sustained.

                                      7-19

Holding Company Group Investment Portfolio

At December 31, 1997, the portfolio's $524.0 million carrying value was made up of fixed maturities ($490.6 million or 93.6%, $418.1 million with an NAIC 1 or 2 rating and $72.4 million with NAIC 3 through 6 ratings), cash and short-term investments ($24.3 million or 4.7%) and other equity investments ($9.1 million or 1.7%).

For 1997, the Holding Company Group investment results decreased by $11.6 million from the 1996 level. This decrease was primarily due to a decrease in investment income of $8.9 million for 1997 compared to 1996 on the Holding Company's smaller fixed maturities portfolio.

For 1996, the Holding Company Group investment results increased by $35.2 million from the 1995 level. The 1996 increase was primarily due to an increase in investment income on Trust assets of $9.6 million, an increase in realized gains on fixed maturities of $14.4 million and an increase in realized gains on equity securities of $11.2 million.


DISCONTINUED OPERATIONS

In 1991, management adopted a plan to discontinue the business of certain pension operations consisting of Wind-Up Annuities and GIC lines of business and recorded loss provisions based on management's best judgment at that time. During 1997 and 1996, the loss provisions were strengthened by $134.1 million and $129.0 million, respectively. The principal factor in the 1997 reserve strengthening action was the change in projected cash flows for equity real estate due to management's plan to accelerate the sale of equity real estate. The primary factors contributing to the 1996 strengthening were changes in projected cash flows for mortgages and other equity investments due to lower portfolio balances as the result of higher than anticipated redemptions and repayments in 1996 and an increase in assumed mortgage defaults as well as an increase in projected benefit payments due to the expected increase in longevity of Wind-Up Annuities beneficiaries.

At year end 1997, $1.05 billion of policyholders' liabilities were outstanding, of which $29.5 million were related to GIC products and the remainder to Wind-Up Annuities. Payments of maturing GIC contracts and voluntary client withdrawals totaled $273.1 million and $67.0 million in 1997 and 1996, respectively, with scheduled payments of maturing GIC contracts of $4.7 million anticipated in 1998. Substantially all of the remaining discontinued operations liabilities at December 31, 1998 will relate to Wind-Up Annuities.

The Equitable's quarterly process for evaluating the loss provisions applies the current period's results of the discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. Additionally, as part of The Equitable's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These projections were utilized in the fourth quarter evaluation of the adequacy of the loss provisions. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates underlying the loss provisions, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings.

Results of Operations. Excluding the current year's reserve strengthenings, $154.4 million of pre-tax losses were incurred in 1997 compared to $23.7 million in 1996 and $25.1 million in 1995; these pre-tax losses incurred were charged to the discontinued operations' loss provisions. The premium deficiency reserve and loss allowance for Wind-Up Annuities and GIC contracts totaled $259.2 million at December 31, 1997, including the $134.1 million total of pre-tax reserve strengthenings during 1997.

                                      7-20

Discontinued operations' investment income of $188.7 million was $56.8 million lower than 1996 principally due to a decreased investment asset base. Investment income in 1996 of $245.4 million was $78.2 million lower than 1995 primarily due to the absence of a tax settlement which benefited discontinued operations in 1995 and lower investment assets due to net repayments of $1.02 billion of borrowings from continuing operations by discontinued operations in 1996, partially offset by higher yield from other equity investments. Net investment losses were $173.7 million, $18.9 million and $22.9 million in 1997, 1996 and 1995, respectively.

Interest credited on Wind-Up Annuities and GIC contracts was $107.8 million in 1997, down $18.6 million and $53.9 million, from 1996 and 1995, respectively, primarily due to repayments of amounts due under GIC contracts. The weighted average crediting rates were 9.3%, 9.2% and 9.2% in 1997, 1996 and 1995, respectively. The interest expense on intersegment borrowings by the discontinued operations from continuing operations was $53.3 million in 1997, down $61.0 million and $101.3 million, respectively, from 1996 and 1995 levels, due to net repayments.

Amounts due to continuing operations of $660.0 million and $1.08 billion at December 31, 1997 and 1996, respectively, consisted of intersegment borrowings by discontinued operations from continuing operations, offset by obligations of continuing operations to provide assets to fund discontinued operations' accumulated deficit which totaled $87.2 million and $83.8 million in 1997 and 1996, respectively.

Estimates of annual net cash flows for discontinued operations follow:

                                        Projections at December 31,
                                     ---------------------------------
                                                (In Billions)

                                        1996              1997
                                    ---------------   ---------------

                         1997.....   $     0.19        $      -
                         1998.....         0.02             0.48
                         1999.....          -              (0.03)

The increase in projected cash flows for the 1997 projection resulted from a higher level of assumed real estate sales and the expected settlement of $87.2 million by continuing operations of its obligation to fund the accumulated deficit of the discontinued operations. The intersegment loan balance at December 31, 1997 of $660.0 million is expected to be completely repaid during 1998. The weighted average interest rate on intersegment loans in 1997 was 6.62% as compared to 7.11% in 1996. The projections at December 31, 1997 assumed no new intersegment loans are made.

Other material assumptions used in the determination of cash flow projections at December 31, 1997 and 1996 follow:

 (i) Future annual investment income projections on the discontinued operations investment portfolio through maturity or assumed disposition of substantially all of the existing investment assets ranged in the 1997 projection from 5.9% to 8.5% as compared to 5.4% to 5.9% in the 1996 projections. The increase in the expected yields is primarily attributable to improved yields on equity real estate following the fourth quarter 1997 writedowns on property held for the production of income. Other equity investments' earnings in excess of those assumed were treated as timing differences in the 1997 projection and are expected to reverse in future cash flows.

 (ii) In the 1997 projection, significant sales of equity real estate over the next 12 to 15 months were assumed, with the proceeds therefrom and from other maturing Discontinued Operations Investment Assets being used to repay outstanding borrowings or to pay maturing discontinued operations liabilities. In the 1996 projections, sales of equity real estate over time as market conditions improved were assumed. In both projections, the assumptions underlying the equity real estate cash flow projections were consistent with the cash flow projections used in the determination of impairment pursuant to SFAS No. 121.

                                      7-21

 (iii)Mortality experience for Wind-Up Annuities was based on the 1983 GAM (Group Annuity Mortality table) with projections for future mortality improvements. In the 1997 projection, the methodology for projecting the Wind-Up Annuities' cash flows was refined to incorporate asset and liability cash flow projections beyond the year 2011. In the 1996 projection, only the liability cash flows were explicitly projected beyond the year 2011, with the assets implicitly assumed to earn 7.5% beyond that date.

Discontinued Operations Investment Portfolio

In 1997, investment results from Discontinued Operations Investment Assets totaled $15.5 million, a $213.5 million decline from 1996 due to the $154.8 million higher investment losses principally resulting from the fourth quarter 1997 increases in valuation allowances of $80.2 million and writedowns relating to equity real estate of $92.5 million and the $58.7 million lower investment income. The investment income for 1997 reflected decreases of $8.9 million, $8.8 million and $2.4 million for other equity investments, cash and short-term investments and equity real estate, respectively, and by lower income on the mortgage loan and fixed maturities portfolios of $33.9 million and $5.1 million, respectively. A $20.4 million loss on mortgage loans compared to the 1996 gain of $2.0 million, $131.6 million higher losses on equity real estate and $2.0 million of losses on other equity investments compared to $0.6 million of gains in 1996 were partially offset by lower investment losses of $1.8 million for fixed maturities. Investment income yields increased to 9.21% from 8.55% in 1996, principally due to strong returns on other equity investments.

In 1996, investment results from Discontinued Operations Investment Assets totaled $229.0 million, unchanged from 1995 as the $4.0 million decrease in investment income offset the $4.0 million lower investment losses. The investment income for 1996 reflected increases of $22.9 million, $9.7 million and $1.5 million for other equity investments, equity real estate and cash and short-term investments, respectively, which were more than offset by lower income on the mortgage loan and fixed maturities portfolios of $24.7 million and $13.4 million, respectively. A $2.0 million gain on mortgage loans compared to the 1995 loss of $8.4 million and lower investment losses of $9.8 million for fixed maturities were offset by $13.9 million higher losses on equity real estate and $2.3 million of lower gains on other equity investments. Investment yields increased to 7.89% from 6.55% in 1995.

The following table shows the major categories of Discontinued Operations Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1997 and by net amortized cost as of December 31, 1996. See
Note 7 of Notes to Consolidated Financial Statements.

                                     Discontinued Operations Investment Assets
                                               (Dollars In Millions)

                                              December 31, 1997                                 December 31, 1996
                       ----------------------------------------------------------------   -------------------------------
                                                                              % of                             % of
                                                             Net           Total Net          Net            Total Net
                         Amortized       Valuation        Amortized        Amortized       Amortized        Amortized
                            Cost         Allowances          Cost             Cost            Cost             Cost
                       ---------------  -------------   ---------------   -------------  ---------------   -------------
Fixed maturities......  $      36.6    $       -         $     36.6            2.1%       $      43.2           1.7%
Mortgages.............        683.9           28.4            655.5           37.0            1,111.1          44.6
Equity real estate....        747.5           88.4            659.1           37.3              933.8          37.4
Other equity
  investments.........        209.3            -              209.3           11.8              300.5          12.1
Cash and short-term
  investments.........        208.8            -              208.8           11.8              105.8           4.2
                       ---------------  -------------   ---------------   -------------  ---------------   -------------
Total.................  $   1,886.1    $     116.8       $  1,769.3          100.0%       $   2,494.4         100.0%
                       =============== ==============   ===============   =============  ===============   =============

                                      7-22

Asset Valuation Allowances and Writedowns

The following table shows asset valuation allowances at the dates indicated.

                                     Discontinued Operations Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                  Equity Real
                                                               Mortgages            Estate             Total
                                                            -----------------   ----------------   ---------------
Balances at January 1, 1996...............................   $        19.2       $       77.9       $      97.1
  SFAS No. 121 releases(1)................................             -                (71.9)            (71.9)
  Additions...............................................             1.9               20.2              22.1
  Deductions..............................................           (12.1)              (5.8)            (17.9)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1996.............................             9.0               20.4              29.4
  Additions(2)............................................            25.5               90.9             116.4
  Deductions..............................................            (6.1)             (22.9)            (29.0)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1997.............................   $        28.4       $       88.4       $     116.8
                                                            =================   ================   ===============

(1) As a result of adopting SFAS No. 121, $71.9 million of allowances on assets held for the production of income were released and impairment losses of $69.8 million were recognized.

(2) Includes $80.2 million of additions to valuation allowances resulting from management's decision in the fourth quarter of 1997 to accelerate the sales of equity real estate.

Writedowns on equity real estate subsequent to the adoption of SFAS No. 121 totaled $95.7 million and $12.3 million in 1997 and 1996, respectively. The 1997 writedowns principally resulted from changes to assumptions related to real estate holding periods and property cash flows.

Investment Assets by Selected Asset Category

Mortgages - As of December 31, 1997, discontinued operations commercial mortgages totaled $620.5 million (90.7% of amortized cost of the category) and agricultural loans were $63.4 million (9.3%). The table below shows components of the mortgage portfolio at the dates indicated.

                                         Discontinued Operations Mortgages
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                               (Dollars In Millions)

                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
COMMERCIAL MORTGAGES......................................   $       620.5       $    1,038.9       $    1,379.5
Problem commercial mortgages..............................             9.7                6.7               33.4
Potential problem commercial mortgages....................            15.4               29.1               42.0
Restructured commercial mortgages.........................           106.2              198.9              252.6

AGRICULTURAL MORTGAGES....................................   $        63.4       $       81.1       $      109.2
Problem agricultural mortgages............................             1.3                1.2                2.0

                                      7-23

For 1997, scheduled amortization payments and prepayments on commercial mortgage loans aggregated $246.9 million. For 1997, $207.6 million of mortgage loan maturity payments were scheduled, of which $182.8 million (88.1%) were paid as due. During 1998, approximately $95.8 million of commercial mortgage principal payments are scheduled, including $77.0 million of payments at maturity on commercial mortgage balloon loans. An additional $160.7 million of principal payments, including $124.8 million of payments at maturity on commercial mortgage balloon loans, are scheduled from 1999 through 2000. Depending on the condition of the real estate market and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

Equity Real Estate - During 1997, 1996 and 1995, the discontinued operations received proceeds from the sale of equity real estate of $183.5 million, $184.3 million and $142.2 million, respectively, and recognized gains of $35.4 million, $10.9 million and $12.6 million, respectively. These gains reflected total writedowns and additions to valuation allowances on properties sold of $22.9 million, $16.0 million and $15.2 million, respectively, at date of sale. Management establishes valuation allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between depreciated cost and sales proceeds. The depreciated cost of discontinued operations' equity real estate properties held for sale at December 31, 1997 was $394.6 million for which allowances of $88.4 million have been established. (For further information on all asset valuation allowances, see "Discontinued Operations - Asset Valuation Allowances and Writedowns").

Other Equity Investments - At December 31, 1997, discontinued operations' other equity investments of $209.3 million consisted primarily of limited partnership interests managed by third parties that invest in a selection of equity and fixed income securities ($143.9 million or 68.8% of amortized cost of this portfolio at that date). Discontinued operations' other equity investments also included common stocks acquired in connection with limited partnership investments, as well as other equity investments ($65.4 million or 31.2%).

Returns on other equity investments have been very volatile and there can be no assurance recent performance will be sustained. Total investment results on other equity investments were $65.2 million, $76.7 million and $56.1 million in 1997, 1996 and 1995, respectively. These investment results reflected yields of 25.39%, 21.74% and 10.54%, for the years 1997, 1996 and 1995, respectively.
Investment income amounted to $67.2 million, $76.1 million and $53.2 million in 1997, 1996 and 1995, respectively. Investment losses in 1997 were $2.0 million, compared to investment gains of $0.6 million and $2.9 million in 1996 and 1995, respectively.

YEAR 2000

Year 2000 compliance efforts have been undertaken by Equitable Life, DLJ and Alliance. Costs to modify existing applications related to these efforts are expensed as incurred.

Equitable Life began addressing the Year 2000 issue in 1995 and believes it has identified those of its systems critical to business operations that are not Year 2000 compliant. By year end 1998, management expects the work of modifying or replacing non-compliant systems will substantially be completed and expects a comprehensive test of its Year 2000 compliance will be performed in the first half of 1999. The cost of Equitable Life's Year 2000 compliance project is currently estimated at $30 million through the end of 1999, approximately $16 million of which is expected to be incurred in 1998.

In connection with DLJ's recent expansion, entry into new products and its move to new corporate headquarters, many of its newer installed communications and data processing systems are Year 2000 compliant. DLJ has undertaken a project to identify and modify non-Year 2000 compliant data processing systems in anticipation of the Year 2000. DLJ expects that most of its significant Year 2000 corrections should be tested and in production by the end of 1998. The cost of DLJ's Year 2000 compliance project is estimated to be between $80 and $90 million through the end of 1999, approximately $40 million of which had been incurred through December 31, 1997.

                                      7-24

Alliance began addressing the Year 2000 compliance issue on an informal basis several years ago in connection with the replacement or upgrading of certain computer systems and applications. During 1997, Alliance began a formal Year 2000 initiative, which established a structured and coordinated process to deal with the Year 2000 issue. Alliance is currently assessing the impact of Year 2000 issues on its domestic and international computer systems and applications. Currently, management of Alliance expects the required corrections and modifications for the majority of its significant systems and applications will be completed and tested by the end of 1998. Full integration testing of these systems and testing of interfaces with third party vendors will continue through 1999. The total cost of the initiative is currently estimated to be between $30 million and $35 million. This estimate includes between $15 million and $20 million for expenditures related to the replacement of computer systems and applications which will be capitalized and amortized over future periods.

Equitable Life, DLJ and Alliance continue to seek assurances from third parties on whose systems and services The Equitable relies to a significant extent that such third parties' systems are or will be Year 2000 compliant. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on The Equitable's systems and operations.

Any significant unresolved difficulty related to the Year 2000 compliance initiatives could have a material adverse effect on The Equitable. However, assuming the timely completion of The Equitable's current plans, and provided third parties' systems are Year 2000 compliant, the Year 2000 issue should not have a material adverse impact on The Equitable's business or operations.


LIQUIDITY AND CAPITAL RESOURCES

The Equitable Companies Incorporated

In 1997, the Holding Company redeemed its subordinated debentures and all of the outstanding shares of two series of its preferred stock while DLJ significantly increased its long-term borrowings. See Notes 8 and 10 of Notes to Consolidated Financial Statements.

Liquidity Requirements

The Holding Company's cash requirements include debt service on its senior debt, operating expenses, taxes and dividends on its Common Stock. Pre-tax debt service on its senior and subordinated debt was approximately $61.9 million in 1997. The Holding Company's general and administrative expenses for 1997 totaled $24.6 million.

Since becoming a public company in 1992, the Holding Company's Board of Directors has declared quarterly cash dividends of $.05 per share on the outstanding shares of its Common Stock. During 1997, aggregate cash dividends paid on the Holding Company's Common Stock were $40.9 million.

On February 2, 1998, the Holding Company and four special purpose trusts filed a shelf registration statement with the SEC, under which the registrants may issue up to $1.00 billion of senior debt and subordinated debt of the Holding Company, and preferred securities of the trusts guaranteed by the Holding Company.

Liquidity Sources

At December 31, 1997, the Holding Company held cash and short-term investments and U.S. Treasury securities of approximately $112.1 million. Other primary sources of liquidity for the Holding Company include (i) amounts the Holding Company may receive from its subsidiaries in connection with SECT distributions,
(ii) dividends from DLJ and (iii) dividends, distributions or sales proceeds from less liquid investment assets. The Holding Company held less liquid investment assets having an aggregate carrying value of approximately $59.0 million at December 31, 1997. Other potential sources of liquidity for The Equitable include sales of DLJ common stock held by the Holding Company, the issuance of additional securities by the Holding Company and dividends from Equitable Life.

                                      7-25

The assets of the SECT (the 51,960 remaining shares of the Holding Company's Series D Convertible Preferred Stock) will be distributed over time (subject to periodic minimum and maximum requirements) to fund various employee compensation and benefit programs of certain of The Equitable's subsidiaries. These subsidiaries will pay the Holding Company an amount equal to any such distributions. Management expects amounts received by the Holding Company from its subsidiaries in connection with distributions by the SECT will be a significant source of funds. The aggregate amount available to the Holding Company from this source will fluctuate over time with changes in the market value of The Equitable's Common Stock.

Dividends on DLJ's outstanding common stock paid to the Holding Company in 1997 and 1996 were $11.7 million in both years. Certain of DLJ's existing credit agreements include dividend covenants but management does not expect these covenants to materially affect the payment of dividends by DLJ.

In 1996 and prior years, DLJ was included in The Equitable's consolidated tax group for Federal income tax purposes and DLJ made payments of $267.5 million and $270.1 million in 1996 and 1995, respectively, under this tax sharing agreement. Effective January 1, 1997, as a result of the Holding Company's sale of 85,000 shares of DLJ common stock to AXA in December 1996, DLJ ceased to be eligible for inclusion in the consolidated tax group. No amounts would be payable by DLJ to the Holding Company under the tax sharing agreement for periods after December 31, 1996; however, amounts may continue to be paid with respect to periods prior to tax deconsolidation. The tax sharing agreement with DLJ had been a source of liquidity for the Holding Company, although amounts paid to the Holding Company thereunder may have to be paid to the IRS or, under certain circumstances, returned to DLJ.

Since the demutualization, the Holding Company has not received any dividends from Equitable Life. Under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent, who by statute has broad discretion in such matters, does not disapprove the distribution.
See Note 20 to Notes to Consolidated Financial Statements.

Management believes the primary sources of liquidity described above are sufficient to meet the Holding Company's cash requirements for several years.

Insurance Group

The Insurance Group's principal cash flow sources are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

The liquidity requirements of the Insurance Group principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations, the liabilities of the discontinued operations and operating expenses, including debt service. For information on long-term debt, including the Surplus Notes, see Note 8 of Notes to Consolidated Financial Statements. Insurance Group liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

During  1998,  management  may from time to time explore  selective  acquisition
opportunities   in  Equitable   Life's  core  insurance  and  asset   management
businesses.

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

                                      7-26

Sources of Insurance Group Liquidity

The primary source of short-term liquidity to support continuing and discontinued operations is a pool of highly liquid, high quality, short-term instruments structured to provide liquidity in excess of the Insurance Group's expected cash requirements. At December 31, 1997, this asset pool provided the Insurance Group an aggregate of $816.4 million in highly liquid short-term investments, as compared to $383.5 million and $1.02 billion at December 31, 1996 and 1995, respectively. In addition, the Insurance Group has available for its liquidity needs a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities.

Other sources of liquidity include dividends and distributions from Equitable Life's Investment Subsidiaries, particularly Alliance. In 1997, Equitable Life received cash distributions from Alliance of $125.7 million as compared to $102.3 million in 1996 and $83.8 million in 1995. As a result of the Taxpayer Relief Act of 1997 signed into law on August 5, 1997, current law provides that certain publicly traded partnerships such as Alliance have the option to pay a 3.5% tax on gross income while maintaining partnership tax status. Alliance elected to utilize this option. As a result, 1998 distributions by Alliance are expected to be lower by an estimated 10% reflecting the effect of this new tax on Alliance's earnings.

Management believes it has sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities, to satisfy its liquidity needs. Equitable Life also has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. At December 31, 1997, $50.0 million was outstanding under the commercial paper program; there were no amounts outstanding under the back-up credit facility. For more information on guarantees, commitments and contingencies, see Notes 12, 15, 16, 17 and 18 of Notes to Consolidated Financial Statements.

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

Risk-Based Capital

Since 1993, life insurers, including Equitable Life, have been subject to certain risk-based capital ("RBC") guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of the company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the mix of assets in its investment portfolio, the nature of the products it sells and its rate of sales growth, as well as changes in the RBC formulas required by regulators.

While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. Equitable Life was above its target RBC ratio at years end 1996 and 1997. Principally because of the RBC formula's treatment of Equitable Life's large holdings of subsidiary common stock (including its interest in Alliance and its 41.8% interest in DLJ), equity real estate and mortgages, Equitable Life's year end 1997 RBC ratio is expected to continue to be lower than those of its competitors in the life insurance industry.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for life insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, are not expected to have a material adverse impact on the Insurance Group's statutory results and financial position but may cause a modest reduction in statutory surplus. A detailed review of the final statutory accounting practices will be necessary to determine their actual impact. Still subject to NAIC and AICPA approval, the codification will not become effective prior to January 1, 1999.

                                      7-27

At December 31, 1997, $165.2 million (or 6.7%) of the Insurance Group's aggregate statutory capital and surplus (representing 4.2% of statutory capital and surplus and AVR) resulted from surplus relief reinsurance. The level of surplus relief reinsurance was reduced by approximately $53.5 million in 1997.

Investment Subsidiaries

Alliance's principal sources of liquidity are cash flows from operations, proceeds from sales of newly issued Alliance Units and borrowings from lending institutions. In February 1996, approximately 1.8 million Alliance Units and $21.5 million of notes were issued as partial consideration in the Cursitor acquisition. In February 1996, Alliance terminated its $100.0 million revolving credit facility and its $100.0 million commercial paper program, replacing them with a new $250.0 million, five-year revolving credit facility with a group of banks. This revolving credit facility provides backup liquidity for commercial paper issued under Alliance's $250.0 million commercial paper program. The interest rate is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal funds rate, at Alliance's option. At December 31, 1997, Alliance had $72.0 million of commercial paper outstanding; there were no amounts outstanding under its revolving credit facility. As a result of the continued growth in Alliance's business and the use of the deferred sales charge options on various Alliance mutual funds, Alliance may require additional sources of capital from time to time.

DLJ reported total assets as of December 31, 1997 of approximately $70.51 billion. Most of these assets are highly liquid marketable securities and short-term receivables arising from securities transactions. These assets include collateralized resale agreements and securities borrowed, both of which are secured by U.S. Government and agency securities and marketable corporate debt and equity securities. A relatively small percentage of total assets is fixed or held for a period longer than one year. A significant portion of DLJ's borrowings is matched to the interest rate and expected holding period of the corresponding assets. DLJ monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowing.

DLJ's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its businesses as well as the regulatory capital requirements of subsidiaries. DLJ has been active in raising additional long-term financing, including extending the maturity of its $325.0 million revolving credit facility. At December 31, 1997, DLJ had $200.0 million of medium-term notes outstanding under its $300.0 million offering program with a weighted average interest rate of 6.48% (or a weighted average effective interest rate of 6.08% due to interest rate swap transactions). Under DLJ's $1.00 billion senior or subordinated debt shelf registration, $150.0 million of 6.90% fixed rate notes, $100.0 million of 6.28% LIBOR floating rate medium-term notes and $350.0 million of LIBOR plus 0.25% global floating rate notes were outstanding at December 31, 1997.

In January 1998, DLJ issued an initial 3.5 million shares of fixed/adjustable rate cumulative preferred stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value) from its December 1997 shelf registration of up to $300.0 million of senior or subordinated debt or preferred stock. Also, in January 1998, DLJ commenced a $1.00 billion commercial paper program.

DLJ historically has satisfied its needs for funds primarily from capital (including long-term debt), internally generated funds, uncommitted lines of credit, free credit balances in customers' accounts, master notes and collateralized borrowings primarily consisting of bank loans, repurchase agreements and securities loaned. Short-term funding generally is obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. During the second quarter of 1997, DLJ replaced several individual credit facilities aggregating $1.93 billion with a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1997.

Consolidated Cash Flows

Net cash used by operating activities was $4.85 billion for 1997 as compared to $1.48 billion in 1996. Cash used by operations in 1997 was attributable to the $5.98 billion net change in trading activities and broker-dealer receivables as compared to $1.84 billion in 1996 reflecting DLJ's increased level of business activity.

                                      7-28

Net cash used by investing activities amounted to $290.7 million for 1997 as compared to $82.4 million in 1996. In 1997, investment sales, maturities and repayments exceeded purchases by $121.2 million. Discontinued operations repaid $420.1 million of loans from continuing operations during 1997. In 1996, purchases exceeded sales, maturities and repayments by $1.29 billion, as available funds were invested principally in the fixed maturities category. Decreases in loans to the discontinued operations totaled $1.02 billion in 1996. In 1995, purchases exceeded sales, maturities and repayments of investment assets by $589.1 million.

Net cash provided by financing activities was $4.98 billion in 1997 as compared to $1.12 billion for 1996. During 1997, withdrawals from policyholders' account balances exceeded deposits by $605.1 million as compared with $459.8 million in 1996. Short-term financings, principally at DLJ, showed a net increase of $5.16 billion as compared to net increases of $1.12 billion in 1996 while net additions to long-term debt were higher by $182.5 million from 1996. In 1995, the $1.22 billion payment by continuing operations to discontinued operations, $445.4 million in long-term debt repayments principally at DLJ and $70.6 million of net cash withdrawals from General Account policyholders' account balances (these amounts exclude Separate Account activity for the Insurance Operations segment) were offset by $1.35 billion of additions to long-term debt, primarily due to the issuance of the Surplus Notes and DLJ 6.875% Senior Notes. Net cash used by financing activities of $1.12 billion in 1996 included a $1.12 billion net  increase  in  short-term  financings  principally  due to the  increase  in business activity at DLJ. Net cash withdrawals from General Account policyholders' account balances were $459.8 million in 1996. In addition, in 1996, net additions to long-term debt were $372.2 million, down from $903.3 million in 1995.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents of $157.9 million in 1997 as compared to a decrease of $445.1 million in 1996 and an increase of $375.1 million in 1995.


MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Equitable's businesses are subject to market risks arising from its insurance asset/liability management, asset management and trading activities. Such risks are evaluated and managed on a decentralized basis. Primary market risk exposures result from interest rate fluctuations, equity price movements, changes in credit quality and, additionally at DLJ, foreign currency exchange exposure. At December 31, 1997, Alliance had no material market risk sensitive financial instruments.

Other-Than-Trading Activities

Insurance Asset/Liability Management

Insurance Operations' results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. The Insurance Group's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

The Insurance Group's assets with interest rate risk include fixed maturities and mortgage loans which make up 76.3% of the carrying value of General Account Investment Assets. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. The table below shows the Insurance Group's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at

                                      7-29

December 31, 1997. A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Insurance Group's portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                                                      Assets with Interest Rate Risk - Fair Value
                                                                     (In Millions)

                                                               At                   +100 Basis
                                                        December 31, 1997          Point Change
                                                     ------------------------   --------------------
Continuing Operations:
  Fixed maturities:
    Fixed rate.....................................   $      22,737.3            $     21,490.4
    Floating rate..................................           1,249.6                   1,249.6
  Mortgage loans...................................           4,243.4                   4,091.3

Discontinued Operations:
  Fixed maturities:
    Fixed rate.....................................   $          33.2            $         32.3
    Floating rate..................................               5.6                       5.6
  Mortgage loans...................................             779.9                     750.7

The Insurance Group's investment portfolio also has direct holdings of public and private equity securities. In addition, the Insurance Group is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the Insurance Group's potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 1997. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management's view of future market changes. The fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                                                       Assets with Equity Price Risk - Fair Value
                                                                     (In Millions)

                                                               At                   -10% Equity
                                                        December 31, 1997          Price Change
                                                     ------------------------   --------------------
Insurance Group:
  Continuing Operations............................   $         181.9            $        163.7
  Discontinued Operations..........................              55.3                      49.8
  Excess of Separate Accounts assets over
    Separate Accounts liabilities..................             232.4                     209.2
Holding Company Group..............................               9.1                       8.2

At year end 1997, the aggregate carrying value of the Insurance Group's policyholders' liabilities was $36,173.9 million, including $12,648.0 million of investment contracts. The aggregate fair value of those investment contracts at year end 1997 was $12,748.0 million. The Insurance Group's potential exposure to a relative 10% decrease in interest rates is an increase in the fair value of those investment contracts to $12,817.0 million. Those investment contracts represent only a portion of the Insurance Group's total policyholders' liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

                                      7-30

Asset/liability  management  is  integrated  into many aspects of the  Insurance
Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is no material solvency risk to Equitable Life with respect to interest rate movements up or down of 100 basis points from year end 1997 levels or with respect to a 10% drop in equity prices from year end 1997 levels.

As more fully described in Note 15 of Notes to Consolidated Financial Statements, the Insurance Group utilizes various derivative financial instruments to manage its exposure to fluctuations in interest rates, including interest rate swaps to convert floating rate assets to fixed rate assets, interest rate caps to hedge crediting rates on interest-sensitive products, and interest rate futures to hedge a decline in interest rates between receipt of funds and purchase of appropriate assets. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures which take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

While notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Insurance Group as a measure of risk as the notional amount greatly exceeds the possible credit and market loss that could arise from such transactions. Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for the Insurance Group as the counterparty would owe money to the Insurance Group if the contract were closed. Alternatively, a negative value indicates the Insurance Group would owe money to the counterparty if the contract were closed. If there is more than one derivatives transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management's view, the net potential exposure is the better measure of credit risk.

At year end 1997, the net market value exposure of the Insurance Group's derivatives was $59.1 million. The table below shows the interest rate sensitivity of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                  Insurance Group
                                         Derivative Financial Instruments
                                                 December 31, 1997
                                  (In Millions, Except for Weighted Average Term)

                                                                                     Fair Value
                                                            -------------------------------------------------------------

                                              Weighted
                                               Average
                              Notional          Term           -100 Basis                 At                +100 Basis
                               Amount          (Years)        Point Change        December 31, 1997        Point Change
                           ---------------  --------------  -----------------   -----------------------   ---------------
Swaps
  Floating to fixed rate..  $    1,038.4          4.55       $        72.2       $       39.2              $     2.4
  Fixed to floating rate..         388.1          1.21               (13.2)             (10.2)                  (5.9)
Options
  Caps....................       7,450.0          3.99                 5.9               23.4                   66.8
  Other options...........       2,000.0          4.28                 6.6                1.8                    0.5
Futures/Forwards..........         581.5          0.21                34.4                4.9                  (24.7)
                          ---------------  --------------  -----------------   -----------------------   ---------------
Total....................   $   11,458.0          3.81       $       105.9       $       59.1              $    39.1
                           ===============  ==============  =================   =======================   ===============

                                      7-31

At year end 1997, the aggregate fair value of long-term debt issued by the Insurance Group and the Holding Company Group was $2.27 billion. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at year end 1997.

                                                              Long-term Debt - Fair Value
                                                                     (In Millions)

                                                               At                   -100 Basis
                                                        December 31, 1997          Point Change
                                                     ------------------------   --------------------
Continuing Operations:
  Fixed rate.......................................   $         678.8            $        730.4
  Floating rate....................................             865.2                     865.2

Discontinued Operations:
  Floating rate....................................             102.1                     102.1

Holding Company Group..............................             620.0                     648.7

Trading Activities

Exposure to risk and the ways in which DLJ manages the various types of risks on a day-to-day basis is critical to its survival and financial success. DLJ monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which DLJ is exposed. DLJ established a Risk Committee comprised of senior professionals from each of the three operating and key administrative groups. The Risk Committee's objective is to update risk policies as appropriate and improve monitoring capabilities throughout DLJ. An independent risk officer function is designed to oversee this process as well as to monitor adherence by the various business groups to DLJ's risk policy statements issued by the Risk Committee.

DLJ has established various committees to assist senior management in managing risk associated with investment banking and merchant banking transactions. The objectives of the committees are to review potential clients and engagements, utilize experience with similar clients and situations, perform credit analyses for certain commitments and to analyze DLJ's potential role as a principal investor. DLJ seeks to control the risks associated with its banking activities by a thorough review by various committees of the details of all transactions prior to accepting an engagement. Some of the committees which have been formed are the Fairness and Valuation Opinion Committee, the Private Placement Committee, the Restructuring Coordinating Committee, the Equity Commitment Committee, the High-Yield Underwriting Committee, the Bridge Commitment Committee, the Banking Review Committee, the Finance Committee and the Executive Committee.

From time to time, DLJ makes investments in certain merchant banking transactions or other long-term corporate development investments. DLJ's Merchant Banking Group has established several investment entities, each of which has formed its own investment committee. These committees make all investment and disposition decisions with respect to potential and existing portfolio companies. In addition, senior officers of DLJ meet on a quarterly basis to review merchant banking and corporate development investments. After a discussion of the financial and operational aspects of the companies involved, recommendations regarding carrying values are made for each investment to the Finance Committee. The Finance Committee then makes a determination of fair value following a review of such recommendations.

DLJ often acts as principal in customer-related transactions in financial instruments which expose DLJ to market risks. DLJ also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities, investment-grade corporate debt, high-yield securities, U.S. Government and agency securities, mortgages and mortgage-backed securities and selected derivatives. In addition, DLJ's Emerging Markets Group trades a variety of securities, including Brady Bonds, foreign fixed income securities and options, and issues structured notes. As such, DLJ may be required to maintain certain amounts of inventories in order to facilitate customer order flow. DLJ covers its exposure to market risk by limiting its net long or short position by selling or buying similar instruments and by utilizing various derivative financial instruments in the exchange-traded and OTC markets.

                                      7-32

DLJ manages risk exposure utilizing mechanisms involving various levels of management. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Current and proposed underwriting, corporate development, merchant banking and other commitments are subject to due diligence reviews by senior management as well as professionals in the appropriate business and support units involved.

Trading activities generally result in the creation of inventory positions. Position and exposure reports are prepared daily by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers, divisional management and group management personnel. Such reports are reviewed independently on a daily basis by DLJ's corporate accounting group. In addition, the corporate accounting group prepares a consolidated summarized position report indicating both long and short exposure, along with approved limits, which is distributed to various levels of management throughout DLJ, including the Chief Executive Officer, and which enables senior management to control inventory levels and monitor results of the trading groups. DLJ also reviews and monitors, at various levels of management, inventory aging, pricing, concentration and securities' ratings.

In addition to position and exposure reports, DLJ produces a daily revenue report which summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout DLJ, including the Chief Executive Officer, and together with the position and exposure reports enables senior management to monitor and control overall activity of the trading groups.

Market Risk

Market risk represents the potential loss DLJ may incur as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. DLJ's exposure to market risk is directly related to its role as financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. DLJ's primary market risk exposures as of December 31, 1997 include interest rate risk, foreign currency exchange rate risk and equity price risk. Interest rate risk results from maintaining inventory positions and trading in interest rate sensitive financial instruments. DLJ is exposed to interest rate risk which arises from various sources including changes in the absolute and relative level of interest rates, interest rate volatility, mortgage prepayment rates and the shape of the yield curves in various markets. DLJ's investment grade high-yield corporate bonds, mortgages, equities, derivatives and convertible debt activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating affect the value of financial instruments. DLJ attempts to cover its exposure to interest rate risk by entering into transactions in U.S. Government securities, options and futures and forward contracts designed to reduce DLJ's risk profile. Foreign currency exchange rate risk arises from the possibility that changes in foreign currency exchange rates or their volatilities will impact the value of financial instruments. The principal currencies creating foreign currency exchange risk for DLJ at December 31, 1997 were the British Sterling, Turkish Lira and German Deutsche Mark. DLJ attempts to cover the risk arising from its foreign exchange activities primarily through the use of options, futures and forward transactions and currency swaps. Equity price risk results from maintaining inventory positions and making markets in equity securities. Equity price risk arises from changes in the level or volatility of equity prices, equity index exposure and equity index spreads which affect the value of equity securities. DLJ attempts to cover its exposure to equity price risk by entering into transactions in options and futures designed to reduce DLJ's risk profile.

Value At Risk

As a result of the SEC's new market risk disclosure rules, DLJ developed a company-wide Value-at-Risk ("VAR") model late in 1997. This VAR model was not actively used for risk management in 1997 but some form of VAR is expected to be used in the future.

                                      7-33

DLJ's VAR model includes virtually all of DLJ's trading market risk sensitive instruments and its non-trading market risk sensitive instruments. Non-trading market risk sensitive instruments are not material and consequently are not reported separately. DLJ has estimated its VAR using a variance-covariance model with a confidence interval of 95% and a one day holding period, based on historical data for one year.

The VAR number is the statistically expected maximum loss on the fair value of DLJ's market sensitive instruments for 19 out of every 20 trading days. In other words, on 1 out of every 20 trading days, the loss is statistically expected to be greater than the VAR number. The model, however, does not state how much greater.

VAR models are statistical analyses designed to assist in risk management and to provide senior management with a one probabilistic indicator of risk at the firm level. VAR numbers should not be interpreted as a predictor of actual results. DLJ's VAR model has been specifically tailored for its risk management needs and to its risk profile. The variance-covariance method assigns all market instruments to their applicable risk categories such as interest rate exposure, foreign currency exposure, equity exposure, industry type, credit rating, volatility exposure and country exposure. Correlations and volatilities are calculated from historical data series for each risk category and used in the variance-covariance matrix to calculate VAR. DLJ's variance-covariance model gives equal weight to earlier and later historical data and assumes that market rate movements over one day are adequately represented by the use of a normal distribution and therefore does not include certain other non-normal distributions. Moreover, non-linear market movements are not included.

DLJ's VAR model, in common with all other VAR models, is limited by its assumptions and qualifications. These limitations include the following: (i) a daily VAR does not capture the risk inherent in trading positions that cannot be liquidated or hedged in one day, (ii) VAR is based on historical market data and assumes that past trading patterns will predict the future, (iii) it is not possible to perfectly model all inherent market risks, (iv) correlations between market movements can vary, particularly in times of market stress and (v) the model's assumption of a normal distribution may not reflect actual market movements.

DLJ believes that the use of a company-wide VAR analysis is important advance in its risk management but is aware of the limitations inherent in any statistical analysis. A VAR model alone is not a sufficient tool to measure and monitor market risk and, as it has traditionally done, DLJ will continue to use other risk management measures, such as stress testing, independent review of position and trading limits and daily revenue reports.

Total company-wide VAR was approximately $10.9 million at December 31, 1997. The company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the three main components of market risk, expressed in terms of theoretical fair values at December 31, 1997, is as follows:

                                                          (In Millions)

               Interest rate risk.....................   $       7.6
               Equity risk............................           7.9
               Foreign currency exchange rate risk....           1.2

Credit Risk

Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. DLJ monitors its exposure to counterparty risk on a daily basis through the use of credit exposure information and the monitoring of collateral values.

All counterparties are reviewed on a periodic basis to establish appropriate exposure limits for a variety of transactions. As appropriate, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, DLJ analyzes market movements that could affect exposure levels. DLJ considers four

                                      7-35
main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the instruments involved in the trade; and the size of the trade. In addition to determining trading limits, DLJ actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis and requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, DLJ may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.


FORWARD-LOOKING STATEMENTS

The Equitable's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning The Equitable's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning The Equitable's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Equitable claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in The Equitable's other public filings, press releases, oral presentations and discussions and the following: (i) the intensity of competition from other financial institutions;
(ii) secular trends and The Equitable's experience with respect to mortality, morbidity, persistency and claims experience; (iii) The Equitable's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (iv) The Equitable's visibility in the market place and its financial and claims paying ratings; (v) the effect of changes in laws and regulations affecting The Equitable's businesses, including changes in tax laws affecting insurance and annuity products; (vi) the volatile nature of the securities business, the future results of DLJ and Alliance and the potential losses that could result from DLJ's merchant banking activities as a result of its capital intensive nature; (vii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (viii) the volatility of returns from The Equitable's other equity investments; (ix) The Equitable's ability to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses; (x) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (xi) changes in accounting and reporting practices; (xii) the performance of others on whom The Equitable relies for distribution, investment management, reinsurance and other services; (xiii) The Equitable's access to adequate financing to support its future business and (xiv) the effect of any future acquisitions.

                                      7-36

Part II, Item 7A.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The matters set forth under the caption "Market Risk, Risk Management and Derivative Financial Instruments" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report) are incorporated herein by reference.






                                      7A-1

Part II, Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      THE EQUITABLE COMPANIES INCORPORATED

Report of Independent Accountants.............................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 1997 and 1996.....................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 1997, 1996 and 1995...........  F-3
  Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1997,
    1996 and 1995.............................................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1996 and 1995.........  F-6
  Notes to Consolidated Financial Statements..................................................  F-6

Report of Independent Accountants on Financial Statement Schedules............................  F-54

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in Related Parties,
  December 31, 1997...........................................................................  F-55
Schedule II - Balance Sheets (Parent Company), December 31, 1997 and 1996.....................  F-56
Schedule II - Statements of Earnings (Parent Company), Years Ended December 31, 1997,
  1996 and 1995...............................................................................  F-57
Schedule II - Statements of Cash Flows (Parent Company), Years Ended December 31, 1997,
  1996 and 1995...............................................................................  F-58
Schedule III - Supplementary Insurance Information, Years Ended December 31, 1997,
  1996 and 1995...............................................................................  F-59
Schedule IV - Reinsurance, Years Ended December 31, 1997, 1996 and 1995.......................  F-62

February 10, 1998



                        Report of Independent Accountants


To the Board of Directors and Shareholders of The Equitable Companies Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Equitable Companies Incorporated and its subsidiaries ("The Equitable") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Equitable's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, The Equitable changed its methods of accounting for long-duration participating life insurance contracts and long-lived assets in 1996 and for loan impairments in 1995.






/s/ Price Waterhouse, LLP
--------------------------------

                      THE EQUITABLE COMPANIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                                   1997                 1996
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $     19,978.5       $     18,556.2
    Held to maturity, at amortized cost.....................................           143.0                178.5
  Trading account securities, at market value...............................        16,535.7             15,728.1
  Securities purchased under resale agreements..............................        22,628.8             20,492.1
  Mortgage loans on real estate.............................................         2,611.4              3,133.0
  Equity real estate........................................................         2,749.2              3,298.4
  Policy loans..............................................................         2,422.9              2,196.1
  Other equity investments..................................................         1,276.5              1,072.4
  Other invested assets.....................................................           626.1                134.5
                                                                              -----------------    -----------------
      Total investments.....................................................        68,972.1             64,789.3
Cash and cash equivalents...................................................           597.4                755.3
Broker-dealer related receivables...........................................        28,184.3             16,661.7
Deferred policy acquisition costs...........................................         3,237.4              3,106.5
Amounts due from discontinued operations....................................           572.8                996.2
Other assets................................................................         4,768.3              4,361.1
Closed Block assets.........................................................         8,566.6              8,495.0
Separate Accounts assets....................................................        36,538.7             29,646.1
                                                                              -----------------    -----------------

Total Assets................................................................   $   151,437.6        $   128,811.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     21,578.6       $     21,863.8
Future policy benefits and other policyholders' liabilities.................         4,553.8              4,416.6
Securities sold under repurchase agreements.................................        36,006.7             29,378.3
Broker-dealer related payables..............................................        25,941.5             19,497.0
Short-term and long-term debt...............................................         6,210.8              5,379.6
Other liabilities...........................................................         6,492.7              5,598.3
Closed Block liabilities....................................................         9,073.7              9,091.3
Separate Accounts liabilities...............................................        36,306.3             29,598.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       146,164.1            124,823.2
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 12, 15, 16, 17 and 18)

SHAREHOLDERS' EQUITY
Series C convertible preferred stock........................................             -                   24.4
Series D convertible preferred stock........................................           514.4                294.0
Stock employee compensation trust...........................................          (514.4)              (294.0)
Series E convertible preferred stock........................................             -                  380.2
Common stock, at par value..................................................             2.2                  1.9
Capital in excess of par value..............................................         3,627.5              2,782.2
Retained earnings...........................................................         1,137.4                632.9
Net unrealized investment gains.............................................           523.7                179.3
Minimum pension liability...................................................           (17.3)               (12.9)
                                                                              -----------------    -----------------
      Total shareholders' equity............................................         5,273.5              3,988.0
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................   $   151,437.6        $   128,811.2
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997               1996                1995
                                                                -----------------  -----------------   ----------------
                                                                       (In Millions, Except Per Share Amounts)
REVENUES
Universal life and investment-type product policy fee
  income......................................................  $       950.6       $       874.0      $       788.2
Premiums......................................................          601.5               597.6              606.8
Net investment income.........................................        3,991.3             3,336.3            3,047.4
Investment gains, net.........................................          592.4               599.2              552.3
Commissions, fees and other income............................        3,427.8             2,800.5            2,142.4
Contribution from the Closed Block............................          102.5               125.0              143.2
                                                                -----------------  -----------------   ----------------
      Total revenues..........................................        9,666.1             8,332.6            7,280.3
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances..........        1,267.0             1,271.1            1,249.2
Policyholders' benefits.......................................          978.6             1,317.7            1,008.6
Other operating costs and expenses............................        6,317.5             5,228.0            4,377.3
                                                                -----------------  -----------------   ----------------
      Total benefits and other deductions.....................        8,563.1             7,816.8            6,635.1
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before Federal
  income taxes, minority interest and cumulative
  effect of accounting change.................................        1,103.0               515.8              645.2
Federal income taxes..........................................          280.5               137.4              192.3
Minority interest in net income of consolidated subsidiaries..          174.3               172.4               87.5
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before cumulative
  effect of accounting change.................................          648.2               206.0              365.4
Discontinued operations, net of Federal income taxes..........          (87.2)              (83.8)               -
Cumulative effect of accounting change, net of Federal
  income taxes................................................            -                 (23.1)               -
                                                                -----------------  -----------------   ----------------
Net Earnings..................................................  $       561.0       $        99.1      $       365.4
                                                                =================  =================  =================
Per Common Share:
  Basic:
    Earnings from continuing operations before
      cumulative effect of accounting change..................  $        3.14       $         .97      $        1.84
    Discontinued operations, net of Federal income taxes......           (.43)               (.46)              -
    Cumulative effect of accounting change, net of
      Federal income taxes....................................           -                   (.12)              -
                                                                -----------------  -----------------   ----------------
    Net Earnings..............................................  $        2.71       $         .39      $        1.84
                                                                =================  =================  =================
  Diluted:
    Earnings from continuing operations before
      cumulative effect of accounting change..................  $        2.86       $         .94      $        1.75
    Discontinued operations, net of Federal income taxes......           (.39)               (.45)              -
    Cumulative effect of accounting change, net of
      Federal income taxes....................................           -                   (.12)              -
                                                                -----------------  -----------------   ----------------
    Net Earnings..............................................  $        2.47       $         .37      $        1.75
                                                                =================  =================  =================
  Cash Dividend Per Common Share..............................  $         .20       $         .20      $         .20
                                                                =================  =================  =================


                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      1997               1996               1995
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)
Series C convertible preferred stock, beginning of year.......   $       24.4       $        24.4      $        24.4
Exchange of Series C convertible preferred stock..............          (24.4)                -                  -
                                                                -----------------  -----------------  -----------------
Series C convertible preferred stock, end of year.............            -                  24.4               24.4
                                                                -----------------  -----------------  -----------------

Series D convertible preferred stock, beginning of year.......          294.0               286.6              216.4
Exchange of Series D convertible preferred stock..............          (54.8)                -                  -
Change in market value of shares..............................          275.2                 7.4               70.2
                                                                -----------------  -----------------  -----------------
Series D convertible preferred stock, end of year.............          514.4               294.0              286.6
                                                                -----------------  -----------------  -----------------

Stock employee compensation trust, beginning of year..........         (294.0)             (286.6)            (216.4)
Exchange of Series D convertible preferred stock in the
  stock employee compensation trust...........................           54.8                 -                  -
Change in market value of shares..............................         (275.2)               (7.4)             (70.2)
                                                                -----------------  -----------------  -----------------
Stock employee compensation trust, end of year................         (514.4)             (294.0)            (286.6)
                                                                -----------------  -----------------  -----------------

Series E convertible preferred stock, beginning of year.......          380.2               380.2              380.2
Exchange of Series E convertible preferred stock..............         (380.2)                -                  -
                                                                -----------------  -----------------  -----------------
Series E convertible preferred stock, end of year.............            -                 380.2              380.2
                                                                -----------------  -----------------  -----------------

Common stock, at par value, beginning of year.................            1.9                 1.8                1.8
Issuance of common stock......................................             .3                  .1                -
                                                                -----------------  -----------------  -----------------
Common stock, at par value, end of year.......................            2.2                 1.9                1.8
                                                                -----------------  -----------------  -----------------

Capital in excess of par value, beginning of year.............        2,782.2             2,753.3            2,730.9
Additional capital in excess of par value.....................          845.3                28.9               22.4
                                                                -----------------  -----------------  -----------------
Capital in excess of par value, end of year...................        3,627.5             2,782.2            2,753.3
                                                                -----------------  -----------------  -----------------

Retained earnings, beginning of year..........................          632.9               597.5              295.6
Net earnings..................................................          561.0                99.1              365.4
Dividends on preferred stocks.................................          (15.6)              (26.7)             (26.7)
Dividends on common stock.....................................          (40.9)              (37.0)             (36.8)
                                                                -----------------  -----------------  -----------------
Retained earnings, end of year................................        1,137.4               632.9              597.5
                                                                -----------------  -----------------  -----------------

Net unrealized investment gains (losses), beginning of year...          179.3               386.6             (250.1)
Change in unrealized investment gains (losses)................          344.4              (207.3)             636.7
                                                                -----------------  -----------------  -----------------
Net unrealized investment gains, end of year..................          523.7               179.3              386.6
                                                                -----------------  -----------------  -----------------

Minimum pension liability, beginning of year..................          (12.9)              (35.1)              (2.7)
Change in minimum pension liability...........................           (4.4)               22.2              (32.4)
                                                                -----------------  -----------------  -----------------
Minimum pension liability, end of year........................          (17.3)              (12.9)             (35.1)
                                                                -----------------  -----------------  -----------------

Total Shareholders' Equity, End of Year.......................   $    5,273.5       $     3,988.0      $     4,108.7
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      1997               1996               1995
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)
Net earnings..................................................   $      561.0       $        99.1      $       365.4
Adjustments to reconcile net earnings to net cash
  (used) provided by operating activities:
  Interest credited to policyholders' account balances........        1,267.0             1,271.1            1,249.2
  Universal life and investment-type product
    policy fee income.........................................         (950.6)             (874.0)            (788.2)
  Net change in trading activities and broker-dealer
    related receivables/payables..............................       (5,982.4)           (1,835.5)            (890.8)
  (Increase) decrease in matched resale agreements............       (4,622.2)                9.2           (5,462.4)
  Increase (decrease) in matched repurchase agreements........        4,622.2                (9.2)           5,462.4
  Investment gains, net of dealer and trading gains...........         (155.3)             (163.9)            (187.4)
  Change in clearing association fees and regulatory deposits.            4.3              (381.9)             278.5
  Change in accounts payable and accrued expenses.............          749.8               416.6              592.9
  Change in Federal income tax payable........................         (352.2)             (228.6)             186.7
  Other, net..................................................           11.2               218.8              (11.4)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by operating activities..............       (4,847.2)           (1,478.3)             794.9
                                                                -----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................        2,865.0             2,419.3            2,043.5
  Sales.......................................................       11,182.2             9,522.8            9,260.7
  Purchases...................................................      (13,926.0)          (13,229.4)         (11,893.3)
  (Increase) decrease in short-term investments...............         (550.9)              452.2              (83.9)
  Decrease in loans to discontinued operations................          420.1             1,017.0            1,226.9
  Sale of subsidiaries........................................          261.0                 -                  -
  Other, net..................................................         (542.1)             (264.3)            (469.4)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by investing activities..............         (290.7)              (82.4)              84.5
                                                                -----------------  -----------------  -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits..................................................        1,281.7             1,925.4            2,586.5
    Withdrawals...............................................       (1,886.8)           (2,385.2)          (2,657.1)
  Net increase (decrease) in short-term financings............        5,163.0             1,118.4             (381.1)
  Additions to long-term debt.................................          979.9               717.8            1,348.7
  Repayments of long-term debt................................         (425.2)             (345.6)            (445.4)
  Proceeds from issuance of common stock......................           87.2                 -                  -
  Proceeds from sale of DLJ common stock......................            -                   -                259.8
  Payment of obligation to fund accumulated deficit of
    discontinued operations...................................          (83.9)                -             (1,215.4)
  Other, net..................................................         (135.9)               84.8                (.3)
                                                                -----------------  -----------------  -----------------

Net cash provided (used) by financing activities..............        4,980.0             1,115.6             (504.3)
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................         (157.9)             (445.1)             375.1
Cash and cash equivalents, beginning of year..................          755.3             1,200.4              825.3
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $      597.4       $       755.3      $     1,200.4
                                                                =================  =================  =================

Supplemental cash flow information
  Interest Paid...............................................   $    4,211.8       $     2,998.8      $     2,842.3
                                                                =================  =================  =================
  Income Taxes Paid (Refunded)................................   $      605.2       $       137.0      $       (82.7)
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1)     ORGANIZATION

        The Equitable Companies Incorporated (the "Holding Company," collectively including its consolidated subsidiaries, "The Equitable") is a diversified financial services organization serving a broad spectrum of insurance, investment management and investment banking customers. The Equitable's insurance business is conducted principally by its life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"). The Equitable's investment management and investment banking business, which comprises the Investment Services segment, is conducted principally by Alliance Capital Management L.P. ("Alliance") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). AXA-UAP ("AXA"), a French holding company for an international group of insurance and related financial services companies, is The Equitable's largest shareholder, owning approximately 58.7% at December 31, 1997 (54.3% if all securities convertible into, and options on, common stock were to be converted or exercised).

 2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The accompanying consolidated financial statements include the accounts of the Holding Company; Equitable Life and its wholly owned life insurance subsidiary (collectively, the "Insurance Group"); non-insurance subsidiaries, principally DLJ, an investment banking and brokerage subsidiary, Alliance, an investment advisory subsidiary, and, through June 10, 1997, Equitable Real Estate Investment Management, Inc. ("EREIM"), a real estate investment management subsidiary which was sold (see Note 5); and those trusts, partnerships and joint ventures in which The Equitable has control and a majority economic interest. Closed Block assets and liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 6). Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts.

        All significant intercompany transactions and balances have been eliminated in consolidation other than intercompany transactions and balances with the Closed Block and discontinued operations (see Note 7).

        The years "1997," "1996" and "1995" refer to the years ended December 31, 1997, 1996 and 1995, respectively.

        Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the 1997 presentation.

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

        Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Holding Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of Equitable Life's General Account, any of its Separate Accounts or any affiliate of Equitable Life without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

        Discontinued Operations

        Discontinued operations consist of the business of the former Guaranteed Interest Contract ("GIC") Segment which includes the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities") and the GIC lines of business. An allowance was established for the premium deficiency reserve for Wind-Up Annuities and estimated future losses of the GIC line of business. Management reviews the adequacy of the allowance each quarter and, during the 1997 and 1996 fourth quarter reviews, the allowance for future losses was increased. Management believes the allowance for future losses at December 31, 1997 is adequate to provide for all future losses; however, the determination of the allowance continues to involve numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result (see Note 7).

        Accounting Changes

        In 1997, The Equitable implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per share ("EPS") replaces primary EPS and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS required by Accounting Principles Board Opinion ("APB") No. 15 except that average market prices are used in the assumption of Holding Company and subsidiary stock option dilution versus the higher of the average or end of period market price required by APB No. 15. Prior periods' EPS have been restated to conform to the requirements of SFAS No. 128.

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

        The Equitable implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. SFAS No. 121 requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Effective with SFAS No. 121's adoption, impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net. Before implementing SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to The Equitable's cost of funds. The adoption of the statement resulted in the release of valuation allowances of $152.4 million and recognition of impairment losses of $144.0 million on real estate held for production of income. Real estate which management has committed to disposing of by sale or abandonment is classified as real estate held for sale. Valuation allowances on real estate held for sale continue to be computed using the lower of depreciated cost or estimated fair value, net of disposition costs. Implementation of the SFAS No. 121 impairment requirements relative to other assets to be disposed of resulted in a charge for the cumulative effect of an accounting change of $23.1 million, net of a Federal income tax benefit of $12.4 million, due to the writedown to fair value of building improvements relating to facilities vacated in 1996.

        In the first quarter of 1995, The Equitable adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Impaired loans within SFAS No. 114's scope are to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement did not have a material effect on the level of the allowances for possible losses or on The Equitable's consolidated statements of earnings and shareholders' equity.

        New Accounting Pronouncements

        In January 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which revises current note disclosure requirements for employers' pension and other retiree benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Equitable will adopt the provisions of SFAS No. 132 in the 1998 consolidated financial statements.

        In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for assessments related to insurance activities and requirements for disclosure of certain information. SOP 97-3 is effective for financial statements issued for periods beginning after December 31, 1998. Restatement of previously issued financial statements is not required. SOP 97-3 is not expected to have a material impact on The Equitable's consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments. This statement is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim reporting in the initial year of adoption. Restatement of comparative information for earlier periods is required. Management is currently reviewing its definition of business segments in light of the requirements of SFAS No. 131.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Equitable will adopt the provisions of SFAS No. 130 in its 1998 consolidated financial statements.

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 specifies the accounting and reporting requirements for transfers of financial assets, the recognition and measurement of servicing assets and liabilities and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of provisions relating to secured borrowings and collateral and transfers of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions. Implementation of SFAS No. 125 did not have nor is SFAS No. 127 expected to have a material impact on The Equitable's consolidated financial statements.

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

        Valuation allowances are netted against the asset categories to which they apply.

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

        Real estate, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances. At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value. Impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net. Valuation allowances on real estate held for sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs. Depreciation is discontinued on real estate held for sale. Prior to the adoption of SFAS No. 121, valuation allowances on real estate held for production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to The Equitable's cost of funds.

        Policy loans are stated at unpaid principal balances.

        Partnerships and joint venture interests in which The Equitable does not have control or a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

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

        Net Investment Income, Investment Gains, Net and Unrealized Investment Gains (Losses)

        Net investment income and realized investment gains (losses) (collectively, "investment results") related to certain participating group annuity contracts which are passed through to the contractholders are reflected as interest credited to policyholders' account balances.

        Realized   investment   gains   (losses)  are   determined  by  specific
        identification and are presented as a component of revenue. Changes in the valuation allowances are included in investment gains or losses.

        Unrealized investment gains (losses) of DLJ are included in revenues as investment gains or losses in accordance with the accounting principles applicable to trading portfolios. Unrealized investment gains and losses on fixed maturities available for sale and equity securities held by The Equitable, other than those held by DLJ, are accounted for as a separate component of shareholders' equity, net of related deferred Federal income taxes, amounts attributable to discontinued operations, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1997, the expected investment yield, excluding policy loans, generally ranged from 7.53% grading to 7.92% over a 20 year period. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized gains (losses) in consolidated shareholders' equity as of the balance sheet date.

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

        During the fourth quarter of 1996, a loss recognition study of participating group annuity contracts and conversion annuities ("Pension Par") was completed which included management's revised estimate of assumptions, such as expected mortality and future investment returns. The study's results prompted management to establish a premium deficiency reserve which decreased earnings from continuing operations and net earnings by $47.5 million or $.26 per share ($73.0 million pre-tax).

        Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

        During the fourth quarter of 1996, The Equitable completed a loss recognition study of the DI business which incorporated management's revised estimates of future experience with regard to morbidity, investment returns, claims and administration expenses and other factors. The study indicated DAC was not recoverable and the reserves were not sufficient. Earnings from continuing operations and net earnings decreased by $208.0 million or $1.12 per share ($320.0 million pre-tax) as a result of strengthening DI reserves by $175.0 million and writing off unamortized DAC of $145.0 million related to DI products issued prior to July 1993. The determination of DI reserves requires making assumptions and estimates relating to a variety of factors, including morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments and work ethic. While management believes its DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.

        Claim reserves and associated liabilities for individual DI and major medical policies were $886.7 million and $869.4 million at December 31, 1997 and 1996, respectively. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies (excluding reserve strengthening in 1996) are summarized as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Incurred benefits related to current year..........  $       190.2       $      189.0       $      176.0
        Incurred benefits related to prior years...........            2.1               69.1               67.8
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $       192.3       $      258.1       $      243.8
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        28.8       $       32.6       $       37.0
        Benefits paid related to prior years...............          146.2              153.3              137.8
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $       175.0       $      185.9       $      174.8
                                                            =================   ================   =================

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

        At December 31, 1997, participating policies, including those in the Closed Block, represent approximately 21.2% ($50.2 billion) of directly written life insurance in force, net of amounts ceded.

        Federal Income Taxes

        The Holding Company and its consolidated subsidiaries (excluding DLJ) file a consolidated Federal income tax return. Effective January 1, 1997, The Equitable's ownership of DLJ for tax purposes declined to less than 80% and, therefore, DLJ will file its own U.S. consolidated Federal income tax return. For periods prior to January 1, 1997, DLJ was included in The Equitable's consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Separate Accounts

        Separate Accounts are established in conformity with the New York State Insurance Law and generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent the value of such assets exceeds Separate Accounts liabilities.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For 1997, 1996 and 1995, investment results of such Separate Accounts were $3,411.1 million, $2,970.6 million and $1,963.2 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Employee Stock Option Plan

        The Equitable accounts for its stock option plan in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. See Note 10 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

 3)     INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities (excluding trading account securities):

                                                                   Gross              Gross
                                              Amortized          Unrealized         Unrealized          Estimated
                                                Cost               Gains              Losses           Fair Value
                                           ----------------   -----------------  -----------------   ----------------
                                                                          (In Millions)
        December 31, 1997
        Fixed Maturities:
          Available for Sale:
            Corporate.....................  $   14,458.2       $      785.3       $        74.7       $   15,168.8
            Mortgage-backed...............       1,712.4               23.6                 1.3            1,734.7
            U.S. Treasury securities and
              U.S. government and
              agency securities...........       1,693.1               84.1                  .8            1,776.4
            States and political
              subdivisions................         673.0                6.8                  .1              679.7
            Foreign governments...........         442.4               44.8                 2.0              485.2
            Redeemable preferred stock....         128.0                6.7                 1.0              133.7
                                           ----------------   -----------------  -----------------   ----------------
        Total Available for Sale..........  $   19,107.1       $      951.3       $        79.9       $   19,978.5
                                           ================   =================  =================   ================
          Held to Maturity:
            Corporate.....................  $      143.0       $       21.7       $          .4       $      164.3
                                           ----------------   -----------------  -----------------   ----------------
        Total Held to Maturity............  $      143.0       $       21.7       $          .4       $      164.3
                                           ================   =================  =================   ================

        Equity Securities:
          DLJ's long-term corporate
            development investments.......  $      323.2       $       36.0       $        43.4       $      315.8
          Common stock....................         418.2               48.7                15.6              451.3
                                           ----------------   -----------------  -----------------   ----------------
        Total Equity Securities...........  $      741.4       $       84.7       $        59.0       $      767.1
                                           ================   =================  =================   ================

        December 31, 1996
        Fixed Maturities:
          Available for Sale:
            Corporate.....................  $   13,933.8       $      454.3       $       121.4       $   14,266.7
            Mortgage-backed...............       2,052.7               11.4                20.3            2,043.8
            U.S. Treasury securities and
              U.S. government and
              agency securities...........       1,690.9               39.3                19.7            1,710.5
            States and political
              subdivisions................          77.0                4.5                 -                 81.5
            Foreign governments...........         302.6               18.0                 2.2              318.4
            Redeemable preferred stock....         139.1                3.3                 7.1              135.3
                                           ----------------   -----------------  -----------------   ----------------
        Total Available for Sale..........  $   18,196.1       $      530.8       $       170.7       $   18,556.2
                                           ================   =================  =================   ================
          Held to Maturity:
            Corporate.....................  $      178.5       $       18.3       $         1.7       $      195.1
                                           ----------------   -----------------  -----------------   ----------------
        Total Held to Maturity............  $      178.5       $       18.3       $         1.7       $      195.1
                                           ================   =================  =================   ================

        Equity Securities:
          DLJ's long-term corporate
            development investments.......  $      246.3       $       37.7       $        79.6       $      204.4
          Common stock....................         371.7               49.4                20.1              401.0
                                           ----------------   -----------------  -----------------   ----------------
        Total Equity Securities...........  $      618.0       $       87.1       $        99.7       $      605.4
                                           ================   =================  =================   ================

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, The Equitable has determined an estimated fair value using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Estimated fair values for equity securities, substantially all of which do not have a readily ascertainable market value, have been determined by The Equitable. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 1997 and 1996, securities without a readily ascertainable market value having an amortized cost of $4,248.1 million and $4,375.4 million, respectively, had estimated fair values of $4,406.1 million and $4,461.1 million, respectively.

        The contractual maturity of bonds at December 31, 1997 is shown below:

                                                  Held to Maturity                      Available for Sale
                                         ------------------------------------   ------------------------------------
                                            Amortized          Estimated           Amortized          Estimated
                                               Cost            Fair Value            Cost             Fair Value
                                         -----------------  -----------------   ----------------   -----------------
                                                                          (In Millions)
        Due in one year or less.........  $       11.9       $        11.9       $      170.0       $      171.2
        Due in years two through five...          13.7                13.9            3,087.4            3,150.2
        Due in years six through ten....          24.5                28.9            6,921.5            7,150.5
        Due after ten years.............          92.9               109.6            7,087.8            7,638.2
        Mortgage-backed securities......           -                   -              1,712.4            1,734.7
                                         -----------------  -----------------   ----------------   -----------------
        Total...........................  $      143.0       $       164.3       $   18,979.1       $   19,844.8
                                         =================  =================   ================   =================

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring the total investments in any single issuer or total investment in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 1997, approximately 17.77% of the $19,122.1 million aggregate amortized cost of bonds held by The Equitable were considered to be other than investment grade.

        In addition to its holdings of corporate high yield securities, the Insurance Group is an equity investor in limited partnership interests which primarily invest in securities considered to be other than investment grade.

        Fixed maturity investments with restructured or modified terms are not material.

        Investment valuation allowances and changes thereto are shown below:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Balances, beginning of year........................  $       137.1       $      325.3       $      284.9
        SFAS No. 121 release...............................            -               (152.4)               -
        Additions charged to income........................          334.6              125.0              136.0
        Deductions for writedowns and
          asset dispositions...............................          (87.2)            (160.8)             (95.6)
                                                            -----------------   ----------------   -----------------
        Balances, End of Year..............................  $       384.5       $      137.1       $      325.3
                                                            =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate....................  $        55.8       $       50.4       $       65.5
          Equity real estate...............................          328.7               86.7              259.8
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       384.5       $      137.1       $      325.3
                                                            =================   ================   =================

        At December 31, 1997, the carrying values of investments held for the production of income which were non-income producing for the twelve months preceding the consolidated balance sheet date were $12.6 million of fixed maturities and $.9 million of mortgage loans on real estate.

        The cost of trading account securities at December 31, 1997 and 1996 was $16,521.9 million and $15,758.3 million, respectively.

        At December 31, 1997 and 1996, mortgage loans on real estate with scheduled payments 60 days (90 days for agricultural mortgages) or more past due or in foreclosure (collectively, "problem mortgage loans on real estate") had an amortized cost of $23.4 million (0.9% of total mortgage loans on real estate) and $12.4 million (0.4% of total mortgage loans on real estate), respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $183.4 million and $388.3 million at December 31, 1997 and 1996, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $17.2 million, $35.5 million and $52.1 million in 1997, 1996 and 1995, respectively. Gross interest income on these loans included in net investment income aggregated $12.7 million, $28.2 million and $37.4 million in 1997, 1996 and 1995, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   1997                 1996
                                                                            -------------------  -------------------
                                                                                         (In Millions)

        Impaired mortgage loans with provision for losses..................  $        196.7       $        340.0
        Impaired mortgage loans without provision for losses...............             3.6                122.3
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           200.3                462.3
        Provision for losses...............................................           (51.8)               (46.4)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        148.5       $        415.9
                                                                            ===================  ===================

        Impaired mortgage loans without provision for losses are loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

        During 1997, 1996 and 1995, respectively, The Equitable's average recorded investment in impaired mortgage loans was $246.9 million, $552.1 million and $429.0 million. Interest income recognized on these impaired mortgage loans totaled $15.2 million, $38.8 million and $27.9 million ($2.3 million, $17.9 million and $13.4 million recognized on a cash basis) for 1997, 1996 and 1995, respectively.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 1997 and 1996, the carrying value of equity real estate held for sale amounted to $1,023.5 million and $345.6 million, respectively. For 1997, 1996 and 1995, respectively, real estate of $152.0 million, $58.7 million and $35.3 million was acquired in satisfaction of debt. At December 31, 1997 and 1996, The Equitable owned $693.3 million and $771.7 million, respectively, of real estate acquired in satisfaction of debt.

        Depreciation of real estate is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years. Accumulated depreciation on real estate was $541.1 million and $587.5 million at December 31, 1997 and 1996, respectively. Depreciation expense on real estate totaled $74.9 million, $91.8 million and $121.7 million for 1997, 1996 and 1995, respectively.

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information for real estate joint ventures (29 and 34 individual ventures as of December 31, 1997 and 1996, respectively) and for limited partnership interests accounted for under the equity method, in which The Equitable has an investment of $10.0 million or greater and an equity interest of 10% or greater, is as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $     1,700.9      $     1,883.7
        Investments in securities, generally at estimated fair value...........        1,374.8            2,430.6
        Cash and cash equivalents..............................................          105.4               98.0
        Other assets...........................................................          584.9              427.0
                                                                                ----------------   -----------------
        Total Assets...........................................................  $     3,766.0      $     4,839.3
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       493.4      $     1,574.3
        Borrowed funds - The Equitable.........................................           31.2              137.9
        Other liabilities......................................................          284.0              415.8
                                                                                ----------------   -----------------
        Total liabilities......................................................          808.6            2,128.0
                                                                                ----------------   -----------------

        Partners' capital......................................................        2,957.4            2,711.3
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $     3,766.0      $     4,839.3
                                                                                ================   =================

        Equity in partners' capital included above.............................  $       568.5      $       806.8
        Equity in limited partnership interests not included above.............          331.8              201.8
        Other..................................................................            4.3                9.8
                                                                                ----------------   -----------------
        Carrying Value.........................................................  $       904.6      $     1,018.4
                                                                                ================   =================


                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $       310.5       $      348.9       $      463.5
        Revenues of other limited partnership interests....          506.3              386.1              242.3
        Interest expense - third party.....................          (91.8)            (111.0)            (135.3)
        Interest expense - The Equitable...................           (7.2)             (30.0)             (41.0)
        Other expenses.....................................         (263.6)            (282.5)            (397.7)
                                                            -----------------   ----------------   -----------------
        Net Earnings.......................................  $       454.2       $      311.5       $      131.8
                                                            =================   ================   =================

        Equity in net earnings included above..............  $        76.7       $       73.9       $       49.1
        Equity in net earnings of limited partnership
          interests not included above.....................           69.5               35.8               44.8
        Other..............................................            (.9)                .9                1.0
                                                                                                   -----------------
                                                            -----------------   ----------------   -----------------
        Total Equity in Net Earnings.......................  $       145.3       $      110.6       $       94.9
                                                            =================   ================   =================

 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income are summarized as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Fixed maturities...................................  $     1,501.2       $    1,355.0       $    1,187.7
        Trading account securities.........................        1,528.9            1,008.2              794.8
        Securities purchased under resale agreements.......        1,861.5            1,484.4            1,343.1
        Broker-dealer related receivables..................        1,082.6              697.4              760.6
        Mortgage loans on real estate......................          260.8              303.0              329.0
        Equity real estate.................................          390.4              442.4              560.4
        Other equity investments...........................          181.0              144.0              107.1
        Policy loans.......................................          177.0              160.3              144.4
        Other investment income............................          211.3              224.0              287.4
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        7,194.7            5,818.7            5,514.5
                                                            -----------------   ----------------   -----------------

        Interest expense to finance short-term
          trading instruments..............................        2,859.0            2,132.6            2,019.2
        Other investment expenses..........................          344.4              349.8              447.9
                                                            -----------------   ----------------   -----------------
          Investment expenses..............................        3,203.4            2,482.4            2,467.1
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     3,991.3       $    3,336.3       $    3,047.4
                                                            =================   ================   =================

        Investment gains (losses), net, including changes in the valuation allowances, are summarized as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Fixed maturities...................................  $        90.2       $       63.0       $      108.0
        Mortgage loans on real estate......................          (11.2)             (27.3)             (40.2)
        Equity real estate.................................         (391.3)             (79.7)             (86.6)
        Other equity investments...........................          208.8              190.0              172.4
        Dealer and trading gains...........................          437.1              435.4              364.9
        Issuance and sale of DLJ common stock..............            6.7                -                 34.7
        Sale of subsidiaries...............................          252.1                -                  -
        Issuance and sales of Alliance Units...............            -                 20.6                -
        Other..............................................            -                 (2.8)               (.9)
                                                            -----------------   ----------------   -----------------

        Investment Gains, Net..............................  $       592.4       $      599.2       $      552.3
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $12.8 million, $29.9 million and $61.6 million for 1997, 1996 and 1995, respectively, and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $136.4 million and $23.7 million for 1997 and 1996, respectively. In the fourth quarter of 1997, The Equitable reclassified $1,095.4 million depreciated cost of equity real estate from real estate held for the production of income to real estate held for sale. Additions to valuation allowances of $227.6 million were recorded upon these transfers. Additionally in the fourth quarter, $132.3 million of writedowns on real estate held for production of income were recorded.

        For 1997, 1996 and 1995, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $10,317.6 million, $8,549.2 million and $8,242.9 million. Gross gains of $167.6 million, $155.1 million and $212.4 million and gross losses of $109.0 million, $93.0 million and $64.3 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 1997, 1996 and 1995 amounted to $511.3 million, $(255.9) million and $1,082.9 million, respectively.

        Investment gains from other equity investments include gains generated by DLJ's involvement in long-term corporate development investments of $194.5 million, $163.0 million and $163.7 million for 1997, 1996 and 1995, respectively.

        For 1997, 1996 and 1995, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $137.5 million, $136.7 million and $131.2 million, respectively.

        On June 10, 1997, Equitable Life sold EREIM (other than its interest in Column Financial, Inc.) ("ERE") to Lend Lease Corporation Limited ("Lend Lease"), a publicly traded, international property and financial services company based in Sydney, Australia. The total purchase price was $400.0 million and consisted of $300.0 million in cash and a $100.0 million note maturing in eight years and bearing interest at the rate of 7.4%, subject to certain adjustments. The Equitable recognized an investment gain of $162.4 million, net of Federal income tax of $87.4 million as a result of this transaction. Equitable Life entered into long-term advisory agreements whereby ERE will continue to provide substantially the same services to Equitable Life's General Account and Separate Accounts, for substantially the same fees, as provided prior to the sale.

        Through June 10, 1997 and the years ended December 31, 1996 and 1995, respectively, the businesses sold reported combined revenues of $91.6 million, $226.1 million and $245.6 million and combined net earnings of $10.7 million, $30.7 million and $27.9 million. Total combined assets and liabilities as reported at December 31, 1996 were $171.8 million and $130.1 million, respectively.

        In 1996, Alliance acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor") for approximately $159.0 million. The purchase price consisted of $94.3 million in cash, 1.8 million of Alliance's publicly traded units ("Alliance Units"), 6% notes aggregating $21.5 million payable ratably over four years, and substantial additional consideration to be determined at a later date. The excess of the purchase price, including acquisition costs and minority interest, over the fair value of Cursitor's net assets acquired resulted in the recognition of intangible assets consisting of costs assigned to contracts acquired and goodwill of approximately $122.8 million and $38.3 million, respectively. The Equitable recognized an investment gain of $20.6 million as a result of the issuance of Alliance Units in this transaction. On June 30, 1997, Alliance reduced the recorded value of goodwill and contracts associated with Alliance's acquisition of Cursitor by $120.9 million. This charge reflected Alliance's view that Cursitor's continuing decline in assets under management and its reduced profitability, resulting from relative investment underperformance, no longer supported the carrying value of its investment. As a result, The Equitable's earnings from continuing operations before cumulative effect of accounting change for 1997 included a charge of $59.5 million, net of a Federal income tax benefit of $10.0 million and minority interest of $51.4 million. The remaining balance of intangible assets is being amortized over its estimated useful life of 20 years. At December 31, 1997, The Equitable's ownership of Alliance Units was approximately 56.9%.

        In 1995, DLJ completed the public offering of 10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27.00 per share. As a result of the offering, The Equitable's ownership percentage of common stock was reduced to 80.2%. The Equitable's ownership interest has been and will be further reduced upon the issuance of common stock after the vesting of forfeitable restricted stock units acquired by and/or the exercise of options granted to certain DLJ employees. Proceeds from the offering totaled approximately $285.7 million of which the Holding Company received approximately $178.6 million, net of expenses. The Equitable recognized an investment gain of $34.7 million, net of related expenses, on this transaction. At December 31, 1997, The Equitable's ownership of DLJ's shares was 76.2%.

        Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of equity and the changes for the corresponding years, are summarized as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Balance, beginning of year.........................  $       179.3       $      386.6       $     (250.1)
        Changes in unrealized investment gains (losses)....          543.9             (298.7)           1,229.2
        Changes in unrealized investment losses
          (gains) attributable to:
            Participating group annuity contracts..........           53.2                -                (78.1)
            DAC............................................          (89.0)              42.3             (216.8)
            Deferred Federal income taxes..................         (163.7)              49.1             (297.6)
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $       523.7       $      179.3       $      386.6
                                                            =================   ================   =================

        Balance, end of year comprises:
          Unrealized investment gains on:
            Fixed maturities...............................  $       871.4       $      360.1       $      616.0
            Other equity investments.......................           33.1               29.3               32.2
            Other, principally Closed Block................           81.9               53.1               93.0
                                                            -----------------   ----------------   -----------------
              Total........................................          986.4              442.5              741.2
          Amounts of unrealized investment gains
            attributable to:
              Participating group annuity contracts........          (19.0)             (72.2)             (72.2)
              DAC..........................................         (141.0)             (52.0)             (94.3)
              Deferred Federal income taxes................         (302.7)            (139.0)            (188.1)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       523.7       $      179.3       $      386.6
                                                            =================   ================   =================

 6)     CLOSED BLOCK

        Summarized financial information for the Closed Block follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        Assets
        Fixed Maturities:
          Available for sale, at estimated fair value (amortized cost,
            $4,059.4 and $3,820.7)...........................................  $    4,231.0         $    3,889.5
        Mortgage loans on real estate........................................       1,341.6              1,380.7
        Policy loans.........................................................       1,700.2              1,765.9
        Cash and other invested assets.......................................         282.7                336.1
        DAC..................................................................         775.2                876.5
        Other assets.........................................................         235.9                246.3
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    8,566.6         $    8,495.0
                                                                              =================    =================

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        Liabilities
        Future policy benefits and policyholders' account balances...........  $    8,993.2         $    8,999.7
        Other liabilities....................................................          80.5                 91.6
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    9,073.7         $    9,091.3
                                                                              =================    =================


                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Revenues
        Premiums and other revenue.........................  $       687.1       $      724.8       $      753.4
        Investment income (net of investment
          expenses of $27.0, $27.3 and $26.7)..............          574.9              546.6              538.9
        Investment losses, net.............................          (42.4)              (5.5)             (20.2)
                                                            -----------------   ----------------   -----------------
              Total revenues...............................        1,219.6            1,265.9            1,272.1
                                                            -----------------   ----------------   -----------------

        Benefits and Other Deductions
        Policyholders' benefits and dividends..............        1,066.7            1,106.3            1,077.6
        Other operating costs and expenses.................           50.4               34.6               51.3
                                                            -----------------   ----------------   -----------------
              Total benefits and other deductions..........        1,117.1            1,140.9            1,128.9
                                                            -----------------   ----------------   -----------------

        Contribution from the Closed Block.................  $       102.5       $      125.0       $      143.2
                                                            =================   ================   =================

        At December 31, 1997 and 1996, problem mortgage loans on real estate had an amortized cost of $8.1 million and $4.3 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had an amortized cost of $70.5 million and $114.2 million, respectively. At December 31, 1996, the restructured mortgage loans on real estate amount included $.7 million of problem mortgage loans on real estate.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Impaired mortgage loans with provision for losses......................  $       109.1      $       128.1
        Impaired mortgage loans without provision for losses...................             .6                 .6
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................          109.7              128.7
        Provision for losses...................................................          (17.4)             (12.9)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        92.3      $       115.8
                                                                                ================   =================

        During 1997, 1996 and 1995, the Closed Block's average recorded investment in impaired mortgage loans was $110.2 million, $153.8 million and $146.9 million, respectively. Interest income recognized on these impaired mortgage loans totaled $9.4 million, $10.9 million and $5.9 million ($4.1 million, $4.7 million and $1.3 million recognized on a cash basis) for 1997, 1996 and 1995, respectively.

        Valuation allowances amounted to $18.5 million and $13.8 million on mortgage loans on real estate and $16.8 million and $3.7 million on equity real estate at December 31, 1997 and 1996, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held for production of income. Writedowns of fixed maturities amounted to $3.5 million, $12.8 million and $16.8 million for 1997, 1996 and 1995, respectively and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $28.8 million for 1997.

        In the fourth quarter of 1997, $72.9 million depreciated cost of equity real estate held for production of income was reclassified to equity real estate held for sale. Additions to valuation allowances of $15.4 million were recorded upon these transfers. Additionally, in the fourth quarter, $28.8 million of writedowns on real estate held for production of income were recorded.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

 7)     DISCONTINUED OPERATIONS

        Summarized financial information for discontinued operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        Assets
        Mortgage loans on real estate........................................  $      655.5         $    1,111.1
        Equity real estate...................................................         655.6                925.6
        Other equity investments.............................................         209.3                300.5
        Short-term investments...............................................         102.0                 63.2
        Other invested assets................................................          41.9                 50.9
                                                                              -----------------    -----------------
          Total investments..................................................       1,664.3              2,451.3
        Cash and cash equivalents............................................         106.8                 42.6
        Other assets.........................................................         253.9                242.9
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    2,025.0         $    2,736.8
                                                                              =================    =================

        Liabilities
        Policyholders' liabilities...........................................  $    1,048.3         $    1,335.9
        Allowance for future losses..........................................         259.2                262.0
        Amounts due to continuing operations.................................         572.8                996.2
        Other liabilities....................................................         144.7                142.7
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    2,025.0         $    2,736.8
                                                                              =================    =================

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Revenues
        Investment income (net of investment
          expenses of $97.3, $127.5 and $153.1)............  $       188.6       $      245.4       $      323.6
        Investment losses, net.............................         (173.7)             (18.9)             (22.9)
        Policy fees, premiums and other income.............             .2                 .2                 .7
                                                            -----------------   ----------------   -----------------
        Total revenues.....................................           15.1              226.7              301.4

        Benefits and other deductions......................          169.5              250.4              326.5
        Losses charged to allowance for future losses......         (154.4)             (23.7)             (25.1)
                                                            -----------------   ----------------   -----------------
        Pre-tax loss from operations.......................            -                  -                  -
        Pre-tax loss from strengthening of the
          allowance for future losses......................         (134.1)            (129.0)               -
        Federal income tax benefit.........................           46.9               45.2                -
                                                            -----------------   ----------------   -----------------
        Loss from Discontinued Operations..................  $       (87.2)      $      (83.8)      $        -
                                                            =================   ================   =================

        The Equitable's quarterly process for evaluating the allowance for future losses applies the current period's results of the discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. Additionally, as part of The Equitable's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in the need to strengthen the allowance in 1997 and 1996, respectively.

        In the fourth quarter of 1997, $329.9 million depreciated cost of equity real estate was reclassified from equity real estate held for production of income to real estate held for sale. Additions to valuation allowances of $79.8 million were recognized upon these transfers. Additionally, in the fourth quarter, $92.5 million of writedown on real estate held for production of income were recognized.

        Benefits and other deductions includes $53.3 million, $114.3 million and $154.6 million of interest expense related to amounts borrowed from continuing operations in 1997, 1996 and 1995, respectively.

        Valuation allowances amounted to $28.4 million and $9.0 million on mortgage loans on real estate and $88.4 million and $20.4 million on equity real estate at December 31, 1997 and 1996, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held for production of income. Writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $95.7 million and $12.3 million for 1997 and 1996, respectively.

        At December 31, 1997 and 1996, problem mortgage loans on real estate had amortized costs of $11.0 million and $7.9 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had amortized costs of $109.4 million and $208.1 million, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Impaired mortgage loans with provision for losses......................  $       101.8      $        83.5
        Impaired mortgage loans without provision for losses...................             .2               15.0
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................          102.0               98.5
        Provision for losses...................................................          (27.3)              (8.8)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        74.7      $        89.7
                                                                                ================   =================

        During 1997, 1996 and 1995, the discontinued operations' average recorded investment in impaired mortgage loans was $89.2 million, $134.8 million and $177.4 million, respectively. Interest income recognized on these impaired mortgage loans totaled $6.6 million, $10.1 million and $4.5 million ($5.3 million, $7.5 million and $.4 million recognized on a cash basis) for 1997, 1996 and 1995, respectively.

        At December 31, 1997 and 1996, discontinued operations had carrying values of $156.2 million and $263.0 million, respectively, of real estate acquired in satisfaction of debt.

 8)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)

        Short-term debt......................................................  $    1,866.6         $    1,458.9
                                                                              -----------------    -----------------
        Long-term debt:
        Holding Company:
          Convertible subordinated debentures, 6.125% due 2024...............           -                  339.1
          Senior notes, 9% due 2004..........................................         300.0                300.0
          Senior exchange notes, 6.75% - 7.30% due through 2003..............         244.0                269.0
                                                                              -----------------    -----------------
              Total Holding Company..........................................         544.0                908.1
                                                                              -----------------    -----------------
        Equitable Life:
          6.95% surplus notes scheduled to mature 2005.......................         399.4                399.4
          7.70% surplus notes scheduled to mature 2015.......................         199.7                199.6
          Other..............................................................            .3                   .5
                                                                              -----------------    -----------------
              Total Equitable Life...........................................         599.4                599.5
                                                                              -----------------    -----------------
        Wholly Owned and Joint Venture Real Estate:
          Mortgage notes, 5.87% - 12.00% due through 2006....................         951.1                968.6
                                                                              -----------------    -----------------
        DLJ:
          Senior notes, 6.875% due 2005......................................         497.5                497.2
          Medium-term notes, 5.625%-6.9% due through 2016....................         697.3                249.5
          Senior subordinated revolving credit, 6.6875% due 2000.............         325.0                206.5
          Global floating rate notes, 5.905% due 2002........................         347.9                  -
          Structured notes, due through 2012.................................         123.7                216.2
          Subordinated exchange notes, 9.58% due 2003........................         205.0                205.0
          Junior subordinated convertible debentures, 6.1875% due 2001.......          33.5                 43.5
          Other..............................................................           1.3                  1.9
                                                                              -----------------    -----------------
              Total DLJ......................................................       2,231.2              1,419.8
                                                                              -----------------    -----------------
        Alliance:
          Other..............................................................          18.5                 24.7
                                                                              -----------------    -----------------
        Total long-term debt.................................................       4,344.2              3,920.7
                                                                              -----------------    -----------------

        Total Short-term and Long-term Debt..................................  $    6,210.8         $    5,379.6
                                                                              =================    =================

        Short-term Debt

        Equitable Life has a $350.0 million bank credit facility available to fund short-term working capital needs and to facilitate the securities settlement process. The credit facility consists of two types of borrowing options with varying interest rates and expires in June 2000. The interest rates are based on external indices dependent on the type of borrowing and at December 31, 1997 range from 5.88% to 8.50%. There were no borrowings outstanding under this bank credit facility at December 31, 1997.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million bank credit facility. At December 31, 1997, $50.0 million was outstanding under this program.

        During 1996, Alliance entered into a $250.0 million five-year revolving credit facility with a group of banks. Under the facility, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal funds rate. A facility fee is payable on the total facility. The revolving credit facility will be used to provide back-up liquidity for Alliance's $250.0 million commercial paper program, to fund commission payments to financial intermediaries for the sale of Class B and C shares under Alliance's mutual fund distribution system, and for general working capital purposes. At December 31, 1997, Alliance had $72.0 million in commercial paper outstanding and there were no borrowings under the revolving credit facility.

        In 1997, DLJ replaced its $1,925.0 million committed credit facilities with a $2,000.0 million revolving credit facility, of which $1,000.0 million may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1997.

        In January 1998, DLJ commenced a $1,000.0 million commercial paper program. Obligations issued thereunder are exempt from the Securities and Exchange Commission (the "SEC") registration requirements. The proceeds from the commercial paper program will be used to satisfy working capital requirements and general corporate purposes.

        DLJ's short-term borrowings are from banks and other financial institutions and generally are demand obligations, at interest rates approximating Federal funds rates. Such borrowings generally are used to finance securities inventories, to facilitate the securities settlement process and to finance securities purchased by customers on margin. At December 31, 1997 and 1996, securities owned by DLJ, aggregating $190.5 million and $363.6 million, respectively, were pledged to secure certain of these borrowings.

        DLJ's repurchase agreements and short-term borrowings and the weighted average interest rates related to those borrowings at December 31, 1997 and 1996 are as follows:

                                                                                             Weighted Average
                                                                                            Interest Rates At
                                                           December 31,                        December 31,
                                                ------------------------------------   -----------------------------
                                                      1997               1996              1997           1996
                                                -----------------  -----------------   -------------  --------------
                                                           (In Millions)
        Securities sold under agreements
          to repurchase........................  $   36,006.7       $    29,378.3           6.04%          6.08%
        Bank loans.............................         988.0               669.0           6.57%          6.89%
        Borrowings from other financial
          institutions.........................         133.0               197.0           6.21%          6.95%

        Additionally, included in short-term debt at December 31, 1997 and 1996 are $297.4 million and $297.0 million, respectively, of structured notes with maturities of less than one year.

        Long-term Debt

        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. The Equitable is in compliance with all debt covenants.

        On August 4, 1997, the Holding Company redeemed in full $364.2 million principal amount of its 6.125% convertible subordinated debentures (the "Subordinated Debentures"). Upon redemption of all Subordinated Debentures, approximately 14.7 million shares of Common Stock were issued by the Holding Company.

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

        In 1997, DLJ established three programs for the offering of debt securities. The initial program was for the offering of up to $300.0 million medium-term notes due nine months or more from the date of issuance. The medium-term note program was established under a shelf registration statement previously filed by DLJ. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At December 31, 1997, DLJ had $200.0 million notes outstanding under this program with a weighted average interest rate of 6.48%. DLJ has entered into interest rate swap transactions to convert $190.0 million of such fixed rate notes into floating rate notes based upon LIBOR. At December 31, 1997, the weighted average effective interest rates on these notes was 6.08%.

        An additional program in 1997 was for the offering of up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. In September 1997, DLJ commenced an offering of up to $500.0 million medium-term notes due nine months or more from the date of issuance. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At December 31, 1997 there were $150.0 million notes outstanding under this program at a fixed rate of 6.90%. In October 1997, DLJ also issued an additional $100.0 million medium-term notes under this program. These notes mature on October 29, 2007 and bear interest at a floating rate of 6.28% at December 31, 1997 based upon LIBOR. DLJ has entered into an interest rate swap transaction to convert such notes into fixed rate notes at 6.94%. In addition, in September 1997, DLJ issued $350.0 million global floating rate notes under this program. Such notes bear interest at a floating rate equal to LIBOR plus 0.25% and mature on September 18, 2002. These notes are redeemable by DLJ in whole or in part on any interest payment date on or after September 2000.

        DLJ's third program in 1997 was for the offering from time to time of up to $300.0 million of senior subordinated debt securities or preferred stock. There were no securities issued pursuant to this program at December 31, 1997.

        In 1997, DLJ borrowed an additional $118.5 million under its senior subordinated revolving credit agreement and extended the maturity thereon to January 30, 2000. Interest on the senior subordinated revolving credit agreement is 6.688% and 6.375% at December 31, 1997 and 1996, respectively, and is calculated based on LIBOR.

        In February 1996, a shelf registration statement was established which enabled DLJ to issue from time to time up to $500.0 million in aggregate public offering price of senior debt securities and/or preferred stock. On February 15, 1996, DLJ completed an offering under that shelf registration of $250.0 million aggregate principal amount of its 5.625% medium-term notes due February 15, 2016. The notes are repayable by DLJ, in whole or in part, at the option of the holders on February 15, 2001.

        In 1996, $43.5 million junior subordinated convertible debentures were issued by an affiliate of DLJ. The debentures are convertible, in whole or in part, at the option of the affiliate, into adjustable rate cumulative redeemable preferred stock of a subsidiary on or after July 31, 1997. In 1997, DLJ converted its $28.8 million aggregate principal amount of 5% junior subordinated convertible debentures into 685,204 shares of DLJ common stock.

        In 1996, DLJ exercised its option and exchanged all 2.05 million shares of preferred stock outstanding for $205.0 million in aggregate principal amount of 9.58% subordinated exchange notes due 2003. The notes are redeemable, in whole or in part, at the option of DLJ at any time.

        Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. The notes, most of which carry a zero coupon, mature at various dates through 2012.

        The Equitable has pledged real estate, mortgage loans, cash and securities amounting to $1,354.5 million and $1,770.0 million at December 31, 1997 and 1996, respectively, as collateral for certain short-term and long-term debt.

        At December 31, 1997, aggregate maturities of the long-term debt based on required principal payments at maturity for 1998 and the succeeding four years are $598.6 million, $246.2 million, $562.6 million, $98.7 million and $415.9 million, respectively, and $2,423.1 million thereafter.

 9)     FEDERAL INCOME TAXES

        A summary of the Federal income tax expense in the consolidated statements of earnings is shown below:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Federal income tax expense (benefit):
          Current..........................................  $       488.1       $      324.4       $      154.7
          Deferred.........................................         (207.6)            (187.0)              37.6
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       280.5       $      137.4       $      192.3
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Expected Federal income tax expense................  $       386.0       $      180.5       $      225.9
        Non-taxable minority interest......................          (38.0)             (32.9)             (28.2)
        Adjustment of tax audit reserves...................          (81.7)              (2.8)               4.1
        Other..............................................           14.2               (7.4)              (9.5)
                                                            -----------------   ----------------   -----------------
        Federal Income Tax Expense.........................  $       280.5       $      137.4       $      192.3
                                                            =================   ================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       December 31, 1997                  December 31, 1996
                                                ---------------------------------  ---------------------------------
                                                    Assets         Liabilities         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                          (In Millions)

        Compensation and related benefits......  $     577.3      $        -        $      462.6      $       -
        Other..................................         64.2               -                60.8              -
        DAC, reserves and reinsurance..........          -               222.8               -              166.0
        Investments............................          -               360.3               -              305.6
                                                ---------------  ----------------  ---------------   ---------------
        Total..................................  $     641.5      $      583.1      $      523.4      $     471.6
                                                ===============  ================  ===============   ===============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and the tax effects of each are as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        DAC, reserves and reinsurance......................  $        46.2       $     (156.2)      $       63.3
        Investments........................................         (136.0)              30.7               24.2
        Compensation and related benefits..................         (112.3)             (26.5)             (68.3)
        Other..............................................           (5.5)             (35.0)              18.4
                                                            -----------------   ----------------   -----------------
        Deferred Federal Income Tax
          (Benefit) Expense................................  $      (207.6)      $     (187.0)      $       37.6
                                                            =================   ================   =================

        At December 31, 1997, The Equitable had net operating loss carryforwards for tax purposes approximating $88.1 million which expire in 2006 and 2007. These net operating loss carryforwards are based on The Equitable's Federal income tax returns, which are subject to examination by the Internal Revenue Service (the "IRS"), and could be substantially reduced as a result of adjustments to The Equitable's tax returns for prior years.

        The IRS is in the process of examining The Equitable's Federal income tax returns for the years 1989 through 1991. Management believes these audits will have no material adverse effect on The Equitable's consolidated results of operations.

10)     CAPITAL STOCK

        The Holding Company is authorized to issue 510 million shares of capital stock, of which 500 million shares are designated as common stock (the "Common Stock") having a par value of $.01 per share and 10 million shares are designated as preferred stock having a par value of $1.00 per share.

        At December 31, 1997 and 1996, respectively, 222.2 million and 185.8 million shares of Common Stock were outstanding. At December 31, 1997, approximately 26.8 million shares of Common Stock were reserved for the conversion of Series D Convertible Preferred Stock ("Series D Preferred Stock") and the exercise of employee stock options.

        On August 4, 1997, the Holding Company redeemed in full $364.2 million principal amount of its 6.125% Subordinated Debentures due 2024, and converted all of the outstanding Series C Convertible Preferred Stock ("Series C Preferred Stock") and Series E Convertible Preferred Stock ("Series E Preferred Stock"). Upon redemption of the Subordinated Debentures and conversion of the 50,017 shares of Series C and the 822,460 shares of Series E Preferred Stocks, approximately 32.5 million additional shares of Common Stock were issued by the Holding Company. As a result of those transactions, shareholders' equity increased by $339.7 million. The Series C Preferred Stock earned an annual cash dividend of $30 per share, payable quarterly through date of conversion. The Series E Preferred Stock earned an annual dividend of $30.625 per share, payable quarterly in shares of Common Stock through date of conversion.

        The Holding Company has a Stock Employee Compensation Trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefits programs. The Holding Company sold 60,000 shares of Series D Preferred Stock, convertible into 11.9 million shares of the Holding Company's Common Stock, to the SECT in exchange for cash and a promissory note of $299.9 million, for a total of $300.0 million. This had no effect on The Equitable's consolidated shareholders' equity as the Series D Preferred Stock is reported as outstanding at fair value on The Equitable's consolidated balance sheets but is offset by a contra-equity account. An increase in consolidated shareholders' equity results only when shares of Series D Preferred Stock are released from the SECT. The SECT is required to periodically distribute an amount of Series D Preferred Stock (or Common Stock issued on conversion thereof) based on a pre-determined formula. In April 1996, The Equitable filed a shelf registration statement with the SEC to register approximately 11.9 million shares of The Equitable's Common Stock issuable upon conversion of shares of the Series D Preferred Stock held by the SECT. In July 1997, the SECT released 8,040 shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. AXA purchased 960,000 shares directly while the remaining shares were sold through an agent to the public. The net proceeds of the sale totaled $54.8 million, increasing shareholders' equity by this amount. The SECT will terminate on the date on which all assets of the SECT have been distributed.

        In accordance with the 1997 Stock Incentive Plan, which is the successor Plan to the 1991 Stock Incentive Plan, the Holding Company can issue options to purchase 16.4 million shares of its Common Stock. However, the terms and conditions of the options granted under the 1991 Plan remains the same. The options, which include Incentive Stock Options and Nonstatutory Stock Options, are issued at the fair market value of the Holding Company's Common Stock on the date of grant. Under the 1991 Stock Incentive Plan, one-fifth of stock options granted vest and become exercisable on each of the first five anniversaries of the date such options were granted. In accordance with the 1997 Stock Incentive Plan, one-third of stock options granted vest and become exercisable on each of the first three anniversaries of the date such options were granted. Options are exercisable up to 10 years from the date of grant. At December 31, 1997, 1996 and 1995, respectively, options to purchase 6,725,382 shares, 217,139 shares and 359,355 shares were available for future grant under the plans.

        The Equitable's ownership interest in DLJ and Alliance will continue to be reduced upon the exercise of options granted to certain DLJ and Alliance employees and the vesting of forfeitable restricted stock units acquired by DLJ employees. Options are exercisable over a period of up to ten years. DLJ restricted stock units represent forfeitable rights to receive approximately 5.2 million shares of DLJ common stock through February 2000 and were recorded as additional minority interest of $106.2 million, their fair value at the time of issuance. As of December 31, 1997, .1 million restricted stock units were forfeited.

        The Equitable has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation expense for The Equitable's Stock Option Incentive Plan options been determined based on SFAS No. 123's fair value based method, The Equitable's pro forma net earnings and earnings per share for 1997, 1996 and 1995 would have been:

                                                                        1997              1996             1995
                                                                   ---------------   ---------------  ---------------
                                                                        (In Millions, Except Per Share Amount)
        Net Earnings:
          As Reported.............................................  $      561.0      $      99.1      $      365.4
          Pro Forma...............................................  $      542.1      $      85.1      $      362.8

        Earnings Per Share:
          Basic:
            As Reported...........................................  $       2.71      $       .39      $       1.84
            Pro Forma.............................................  $       2.61      $       .31      $       1.82

          Diluted:
            As Reported...........................................  $       2.47      $       .37      $       1.75
            Pro Forma.............................................  $       2.37      $       .31      $       1.73

        The fair values of options granted after December 31, 1994, used as a basis for the above pro forma disclosures, were estimated as of the dates of grant using the Black-Scholes option pricing model. The option pricing assumptions for 1997, 1996 and 1995 are as follows:

                                  Holding Company                      DLJ                            Alliance
                           ------------------------------ ------------------------------- ----------------------------------
                             1997      1996       1995      1997       1996       1995      1997        1996        1995
                           -------------------- --------- ---------- ---------- --------- ---------- ----------- -----------
        Dividend yield....    0.48%     0.80%      0.96%      0.86%      1.54%     1.85%      8.00%      8.00%      8.00%

        Expected volatility  20.00%    20.00%     20.00%     33.00%     25.00%    25.00%     26.00%     23.00%     23.00%

        Risk-free interest
          rate............    5.99%     5.92%      6.83%      5.96%      6.07%     5.86%      5.70%      5.80%      6.00%

        Expected life.....  5 years   5 years    5 years   5 years    5 years   5 years   7.6 years  7.43 years  7.43 years

        Weighted average
          grant-date fair
          value per option   $12.25     $6.94      $5.90    $22.45      $9.35     $7.36      $4.36      $2.69      $2.24

        A summary of the Holding Company, DLJ and Alliance's option plans is as follows:

                                        Holding Company                     DLJ                         Alliance
                                  ----------------------------- ----------------------------- -----------------------------
                                                    Options                       Options                       Options
                                                  Outstanding                   Outstanding                   Outstanding
                                                    Weighted                      Weighted                     Weighted
                                                    Average                       Average                       Average
                                      Shares        Exercise        Shares        Exercise        Units        Exercise
                                  (In Millions)      Price      (In Millions)      Price      (In Millions)      Price
                                  --------------- ------------- --------------- ------------- -----------------------------
        Balance as of
          January 1, 1995........       6.8           $20.31          -                             3.8          $15.46
          Granted................        .4           $20.27          9.2         $27.00            1.8          $20.54
          Exercised..............       (.1)          $20.00          -                             (.5)         $11.20
          Expired................       (.1)          $20.00          -                             -
          Forfeited..............       (.3)          $22.24          -                             (.3)         $16.64
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1995......       6.7           $20.27          9.2         $27.00            4.8          $17.72
          Granted................        .7           $24.94          2.1         $32.54             .7          $25.12
          Exercised..............       (.1)          $19.91          -                             (.4)         $13.64
          Expired................       -                             -                             -
          Forfeited..............       (.6)          $20.21          (.2)        $27.00            (.1)         $19.32
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1996......       6.7           $20.79         11.1         $28.06            5.0          $19.07
          Granted................       3.2           $41.85          3.2         $61.07            1.1          $36.56
          Exercised..............      (1.6)          $20.26          (.1)        $32.03            (.6)         $16.11
          Forfeited..............       (.4)          $23.43          (.1)        $27.51            (.2)         $21.28
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1997......       7.9           $29.05         14.1         $35.56            5.3          $22.82
                                  ===============               =============                 ===============

        Information about options outstanding and exercisable at December 31, 1997 is as follows:

                                             Options Outstanding                           Options Exercisable
                             ----------------------------------------------------  ------------------------------------
                                                    Weighted
                                                    Average         Weighted                              Weighted
              Range of             Number          Remaining         Average             Number           Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable         Exercise
               Prices          (In Millions)      Life (Years)        Price          (In Millions)         Price
        --------------------- ----------------- ---------------- ----------------  ------------------  ----------------

               Holding
               Company
        ----------------------
        $18.125   -$27.75           4.8               5.84           $20.94              3.0              $20.41
        $28.50    -$45.25           3.1               9.57           $41.84              -                  -
                              -----------------                                    ------------------
        $18.125   -$45.25           7.9               7.29           $29.05              3.0              $20.41
                              ================= ================ ================  ===================   ==============


                 DLJ
        ----------------------
        $27.00    -$35.99           10.9               8.0            $28.05              4.9              $27.58
        $36.00    -$50.99             .8               9.3            $40.04              -                  -
        $51.00    -$76.00            2.4               9.8            $67.77              -                  -
                              -----------------                                    -------------------
        $27.00    -$76.00           14.1               8.4            $35.56              4.9              $27.58
                              ================= ================ ================  ===================   ==============


              Alliance
        ----------------------
        $ 6.0625  -$17.75            1.1               3.86           $13.20              1.0              $13.04
        $19.375    -$19.75            .8               7.34           $19.39               .3              $19.39
        $19.875    -$21.375          1.1               8.28           $20.13               .6              $20.19
        $22.25      -$27.50          1.3               9.81           $23.81               .4              $23.29
        $36.9375  -$37.5625          1.0               9.95           $36.95              -                  -
                              -----------------                                    -------------------
        $  6.0625  -$37.5625         5.3               7.58           $22.82              2.3              $17.43
                              ================= ================ ================  ===================   ==============

11)     COMPUTATION OF PER SHARE EARNINGS

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                    (In Millions, Except Per Share Amounts)
        Net earnings.......................................  $       561.0       $       99.1       $      365.4
        Less - dividends on preferred stocks...............          (15.6)             (26.7)             (26.7)
                                                            -----------------   ----------------   -----------------
        Net earnings applicable to common shares -
          Basic............................................          545.4               72.4              338.7
        Add - dividends on convertible preferred stock
          and interest on convertible subordinated
          debt, when dilutive(1)...........................           24.6                -                 41.9
        Less - effect of assumed exercise of options
          of publicly held subsidiaries....................          (20.2)              (3.8)              (1.1)
                                                            -----------------   ----------------   -----------------
        Net Earnings Applicable to Common Shares -
          Diluted..........................................  $       549.8       $       68.6       $      379.5
                                                            =================   ================   =================

        Weighted average common shares outstanding -
          Basic............................................          201.6              185.4              184.1
        Add - assumed exercise of stock options............            1.8                 .8                 .6
        Add - assumed conversion of convertible
          preferred stock(1)...............................           10.4                -                 17.8
        Add - assumed conversion of convertible
          subordinated debt(1).............................            8.6                -                 14.7
                                                            -----------------   ----------------   -----------------
        Weighted Average Shares Outstanding -
          Diluted..........................................          222.4              186.2              217.2
                                                            =================   ================   =================

        (1)  Inclusion in 1996 would be anti-dilutive.

        Shares of the Series D Preferred Stock (or Common Stock issuable on conversion thereof) are not considered to be outstanding in the computation of weighted average common shares outstanding until the shares are allocated to fund the obligation for which the SECT was established.

12)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability. The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Direct premiums....................................  $       448.6       $      461.4       $      474.2
        Reinsurance assumed................................          198.3              177.5              171.3
        Reinsurance ceded..................................          (45.4)             (41.3)             (38.7)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       601.5       $      597.6       $      606.8
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $        61.0       $       48.2       $       44.0
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $        70.6       $       54.1       $       48.9
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        36.4       $       32.3       $       28.5
                                                            =================   ================   =================

        Effective January 1, 1994, all in force business above $5.0 million was reinsured. During 1996, The Equitable's retention limit on joint survivorship policies was increased to $15.0 million. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks as well as in certain other cases.

        The Insurance Group cedes 100% of its group life and health business to a third party insurance company. Premiums ceded totaled $1.6 million, $2.4 million and $260.6 million for 1997, 1996 and 1995, respectively. Ceded death and disability benefits totaled $4.3 million, $21.2 million and $188.1 million for 1997, 1996 and 1995, respectively. Insurance liabilities ceded totaled $593.8 million and $652.4 million at December 31, 1997 and 1996, respectively.

13)     EMPLOYEE BENEFIT PLANS

        The Equitable sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents other than employees of DLJ. The pension plans are non-contributory. Equitable Life's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. The Equitable's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA").

        Components of net periodic pension cost (credit) for the qualified and non-qualified plans are as follows:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost.......................................  $        32.5       $       33.8       $       30.0
        Interest cost on projected benefit obligations.....          128.2              120.8              122.0
        Actual return on assets............................         (307.6)            (181.4)            (309.2)
        Net amortization and deferrals.....................          166.6               43.4              155.6
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension Cost (Credit).................  $        19.7       $       16.6       $       (1.6)
                                                            =================   ================   =================

        The funded status of the qualified and non-qualified pension plans is as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Actuarial present value of obligations:
          Vested...............................................................  $    1,702.6       $    1,672.2
          Non-vested...........................................................           3.9               10.1
                                                                                ----------------   -----------------
        Accumulated Benefit Obligation.........................................  $    1,706.5       $    1,682.3
                                                                                ================   =================

        Plan assets at fair value..............................................  $    1,867.4       $    1,626.0
        Projected benefit obligations..........................................       1,801.3            1,765.5
                                                                                ----------------   -----------------
        Projected benefit obligations (in excess of) or less than plan assets..          66.1             (139.5)
        Unrecognized prior service cost........................................          (9.9)             (17.9)
        Unrecognized net loss from past experience different
          from that assumed....................................................          95.0              280.0
        Unrecognized net asset at transition...................................           3.1                4.7
        Additional minimum liability...........................................           -                (19.3)
                                                                                ----------------   -----------------
        Prepaid  Pension Cost..................................................  $      154.3       $      108.0
                                                                                ================   =================

        The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.25% and 4.07%, respectively, at December 31, 1997 and 7.5% and 4.25%, respectively, at December 31, 1996. As of January 1, 1997 and 1996, the expected long-term rate of return on assets for the retirement plan was 10.25%.

        The Equitable recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $17.3 million and $12.9 million, net of Federal income taxes, at December 31, 1997 and 1996, respectively, primarily representing the excess of the accumulated benefit obligation of the qualified pension plan over the accrued liability.

        The  pension  plan's  assets  include   corporate  and  government  debt
        securities, equity securities, equity real estate and shares of group trusts managed by Alliance.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $33.2 million, $34.7 million and $36.4 million for 1997, 1996 and 1995, respectively.

        The Equitable provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from The Equitable (i) on or after attaining age 55 who have at least 10 years of service or (ii) on or after attaining age 65 or (iii) whose jobs have been abolished and who have attained age 50 with 20 years of service. The life insurance benefits are related to age and salary at retirement. The costs of postretirement benefits are recognized in accordance with the provisions of SFAS No. 106. The Equitable continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 1997, 1996 and 1995, The Equitable made estimated postretirement benefits payments of $18.7 million, $18.9 million and $31.1 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in The Equitable's consolidated financial statements:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost.......................................  $         4.5       $        5.3       $        4.0
        Interest cost on accumulated postretirement
          benefits obligation..............................           34.7               34.6               34.7
        Net amortization and deferrals.....................            1.9                2.4               (2.3)
                                                            -----------------   ----------------   -----------------
        Net Periodic Postretirement Benefits Costs.........  $        41.1       $       42.3       $       36.4
                                                            =================   ================   =================

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Accumulated postretirement benefits obligation:
          Retirees.............................................................  $      388.5       $      381.8
          Fully eligible active plan participants..............................          45.7               50.7
          Other active plan participants.......................................          56.6               60.7
                                                                                ----------------   -----------------
                                                                                        490.8              493.2
        Unrecognized prior service cost........................................          40.3               50.5
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions....................        (140.6)            (150.5)
                                                                                ----------------   -----------------
        Accrued Postretirement Benefits Cost...................................  $      390.5       $      393.2
                                                                                ================   =================

        Since January 1, 1994, costs to The Equitable for providing these medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 8.75% in 1997, gradually declining to 2.75% in the year 2009 and in 1996 was 9.5%, gradually declining to 3.5% in the year 2009. The discount rate used in determining the accumulated postretirement benefits obligation was 7.25% and 7.50% at December 31, 1997 and 1996, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 1997 would be increased 7%. The effect of this change on the sum of the service cost and interest cost would be an increase of 8%.

14)     BROKER-DEALER NET CAPITAL

        DLJ's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the SEC's Uniform Net Capital Rule pursuant to rule 153-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The New York Stock Exchange ("NYSE") may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At December 31, 1997, DLJSC's aggregate net capital of $762.2 million was 16% of aggregate debit balances and in excess of the minimum requirement by approximately $654.9 million.

        Certain of DLJ's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1998. Other U.S. and foreign broker-dealer subsidiaries of DLJ are subject to the net capital requirements of their respective regulatory agencies. At December 31, 1997 and 1996, DLJ and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

        In accordance with regulations of the SEC and the Commodities Futures Trading Commission, cash of $13.7 million and $13.2 million and securities with a market value of $711.0 million and $770.0 million at December 31, 1997 and 1996, respectively, have been segregated in special reserve bank accounts for the benefit of DLJ's customers. These amounts are included in other assets in the consolidated balance sheets.

15)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Derivatives - DLJ

        Substantially all of DLJ's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving futures, forwards and options. DLJ's derivative activities consist of writing over-the-counter ("OTC") options to accommodate its customer needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured products based on emerging market financial instruments and indices. DLJ's involvement in swap contracts and commodity derivative instruments is not significant. Although DLJ may enter into certain derivative instruments to provide an economic hedge against certain risks, all realized and unrealized gains and losses are recorded currently in the consolidated statements of earnings.

        Changes in unrealized gains or losses as well as realized gains and losses at settlement on all of DLJ's derivative instruments (options, forward and futures contracts) are included in the consolidated statements of earnings in investment gains, net. Related offsetting amounts are presented as broker-dealer related receivables/payables in the consolidated balance sheets. Fair value of the options includes the unamortized premiums which are deferred and are included in broker-dealer payables in the consolidated balance sheets. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in investment gains, net. Cash flows from derivative instruments are presented as operating activities in the consolidated statements of cash flows.

        As  part  of  customer  accommodations,   DLJ  writes  option  contracts
        specifically designed to meet customers' needs. As a writer of OTC option contracts, DLJ receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose DLJ to credit risk since they obligate DLJ (not its counterparty) to perform. With respect to the financial instruments underlying these options, DLJ makes a determination that credit exposures are appropriate for the particular counterparty with whom business is conducted. DLJ generally covers the market risk associated with the options business by purchasing or selling cash or other derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, futures and forward contracts and options. DLJ reviews the creditworthiness of the counterparties of such covering transactions. Future cash requirements for options written are equal to the fair value of the options. Option contracts are typically written for a duration of less than thirteen months and are included in the consolidated balance sheets at fair value.

        The notional (contract) value of the written options were $5.4 billion and $8.6 billion at December 31, 1997 and 1996, respectively. Such options contracts are covered by the following financial instruments which DLJ has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        U.S. Government, mortgage-backed securities
          and options thereon..................................................  $    3,773.0       $    4,679.0
        Foreign sovereign debt securities......................................          73.0            2,460.0
        Futures contracts......................................................         219.0              306.0
        Equities and other.....................................................       1,340.0            1,167.0
                                                                                ----------------   -----------------
        Total..................................................................  $    5,405.0       $    8,612.0
                                                                                ================   =================

        The trading revenues from option writing activity (net of related interest expense) were approximately $84.9 million, $71.2 million and $96.0 million for 1997, 1996 and 1995, respectively. The fair value of options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $223.3 million and $172.7 million for 1997 and 1996, respectively. The fair value of options was approximately $196.4 million and $241.9 million at December 31, 1997 and 1996, respectively, and were included as liabilities in the accompanying consolidated balance sheets.

        As part of its trading activities, DLJ enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. DLJ also enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance-sheet items. Market risk for a forward and future is the movement of price on the notional value of the contracts. Cash requirements at inception equal the original margin on futures contracts. Generally, no cash is required at inception for forward contracts. The cash requirement at settlement is equal to the notional value on the contract for a forward contract and the daily changes in the market value for a futures contract. The performance of forward contracts is dependent on the financial reliability of the counterparty and exposes DLJ to credit risk. DLJ monitors credit exposure of forward contracts by limiting transactions with specific counterparties, reviewing credit limits and adhering to internally established credit extension policies. Futures contracts and options on futures contracts are exchange-traded financial instruments that generally do not represent exposure to credit risk due to daily cash settlements of the change in market value with the exchanges. The credit risk with the futures exchange is limited to the net positive change in the market value for a single day.

        The following is a summary of the values of these contracts at December 31, 1997 and 1996:

                                                  December 31, 1997                      December 31, 1996
                                         ------------------------------------   ------------------------------------
                                            Purchases            Sales             Purchases            Sales
                                         -----------------  -----------------   ----------------   -----------------
                                                                          (In Millions)
        Forward Contracts:
          Notional (Contract) Value.....  $   18,366.0       $    27,028.0       $   14,070.0       $   17,917.0
                                         =================  =================   ================   =================
        Futures Contracts and
          Options on Futures
          Contracts:
          (Market Value)................  $      988.0       $     2,767.0       $    1,420.0       $    2,774.0
                                         =================  =================   ================   =================

        The following is a summary of the values of these contracts included in the consolidated financial statements at December 31, 1997 and 1996:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Forward Contracts:
          Average fair values included in liabilities during the period........  $        2.0       $       10.0
          Unrealized gains included in total assets at end of period...........          56.0               44.0
          Unrealized losses included in total liabilities at end of period.....          50.0               46.0

        Futures Contracts:
          Average fair values included in assets during the period.............  $        1.0       $        2.0
          Unrealized gains included in total assets at end of period...........           -                  6.0
          Unrealized losses included in total liabilities at end of period.....           2.0                -

        Net trading gains (losses) on forward contracts were $(5.1) million, $39.0 million and $149.0 million and net trading gains (losses) on futures contracts were $(24.0) million, $8.0 million and $(58.0) million for 1997, 1996 and 1995, respectively.

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

        Derivatives - Insurance Group

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income. The notional amount of matched interest rate swaps outstanding at December 31, 1997 and 1996, respectively, was $1,353.4 million and $649.9 million. The average unexpired terms at December 31, 1997 ranged from 1.5 to 3.8 years. At December 31, 1997, the cost of terminating outstanding matched swaps in a loss position was $10.9 million and the unrealized gain on outstanding matched swaps in a gain position was $38.9 million. The Equitable has no intention of terminating these contracts prior to maturity. During 1996 and 1995, net gains of $.2 million and $1.4 million, respectively, were recorded in connection with interest rate swap activity. Equitable Life has implemented an interest rate cap program designed to hedge crediting rates on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 1997 of contracts purchased and sold were $7,250.0 million and $875.0 million, respectively. The net premium paid by Equitable Life on these contracts was $48.5 million and is being amortized ratably over the contract periods ranging from 1 to 5 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

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

        DLJ's financing and securities settlement activities involve DLJ using securities as collateral in support of various secured financing sources. In the event the counterparty does not meet its contracted obligation to return securities used as collateral, DLJ may be exposed to the risk of reacquiring the securities at the prevailing market prices in order to satisfy its obligations. DLJ controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. As of December 31, 1997, DLJ has pledged securities with a market value of approximately $2,200.0 million as collateral for securities borrowed with a market value of approximately $2,000.0 million. In accordance with industry practice, the amounts of those securities borrowed and pledged are not reflected in the consolidated financial statements.

        DLJ's activities include entering into forward contracts which provide for the future delivery or receipt of securities at a specified price or yield. Risks arise from the potential inability of counterparties to perform under the terms of the contracts and from changes in the value of securities and interest rates. DLJ controls such risks by monitoring the market value of the securities contracted for on a daily basis and reviewing the creditworthiness of the counterparties. The settlement of these transactions is not expected to have a material adverse effect on The Equitable's consolidated financial statements.

        Concentrations of Credit Risk

        As a securities broker and dealer, DLJ is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of DLJ's transactions are executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. governmental agencies, mutual funds and other financial institutions and are generally collateralized. DLJ's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. Credit risk is the amount of accounting loss DLJ would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, DLJ analyzes market movements that could affect exposure levels. DLJ considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, DLJ actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis; requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, DLJ may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

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

        Fair Value of Financial Instruments

        The Equitable defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time The Equitable's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 1997 and 1996.

        Fair values for mortgage loans on real estate are estimated by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made. Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the estimated fair value of the underlying collateral if lower.

        Fair values of policy loans are estimated by discounting the face value of the loans from the time of the next interest rate review to the present, at a rate equal to the excess of the current estimated market rates over the current interest rate charged on the loan.

        The estimated fair values for The Equitable's association plan contracts, supplementary contracts not involving life contingencies ("SCNILC") and annuities certain, which are included in policyholders' account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

        The estimated fair values for variable deferred annuities and single premium deferred annuities ("SPDA"), which are included in policyholders' account balances, are estimated by discounting the account value back from the time of the next crediting rate review to the present, at a rate equal to the excess of current estimated market rates offered on new policies over the current crediting rates.

        Fair values for long-term debt is determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to The Equitable. The Equitable's carrying value of short-term borrowings approximates their estimated fair value.

        The following table discloses carrying value and estimated fair value for financial instruments not otherwise disclosed in Notes 3, 6 and 7:

                                                                          December 31,
                                                --------------------------------------------------------------------
                                                              1997                               1996
                                                ---------------------------------  ---------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                    Value          Fair Value          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                          (In Millions)
        Consolidated Financial Instruments:
        Mortgage loans on real estate..........  $    2,611.4     $     2,822.8     $     3,133.0     $    3,394.6
        Other limited partnership interests....         509.4             509.4             467.0            467.0
        Policy loans...........................       2,422.9           2,493.9           2,196.1          2,221.6
        Policyholders' account balances -
          investment contracts.................      12,611.0          12,714.0          12,908.7         12,992.2
        Long-term debt.........................       4,344.2           4,380.4           3,920.7          3,948.9

        Closed Block Financial Instruments:
        Mortgage loans on real estate..........       1,341.6           1,420.7           1,380.7          1,425.6
        Other equity investments...............          86.3              86.3             105.0            105.0
        Policy loans...........................       1,700.2           1,784.2           1,765.9          1,798.0
        SCNILC liability.......................          27.6              30.3              30.6             34.9

        Discontinued Operations Financial
        Instruments:
        Mortgage loans on real estate..........         655.5             779.9           1,111.1          1,220.3
        Fixed maturities.......................          38.7              38.7              42.5             42.5
        Other equity investments...............         209.3             209.3             300.5            300.5
        Guaranteed interest contracts..........          37.0              34.0             290.7            300.5
        Long-term debt.........................         102.0             102.1             102.1            102.2

16)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Equitable has provided, from time to time, certain guarantees or commitments to affiliates, investors and others. These arrangements include commitments by The Equitable, under certain conditions: to make capital contributions of up to $202.6 million to affiliated real estate joint ventures; and to provide equity financing to certain limited partnerships of $362.1 million at December 31, 1997, under existing loan or loan commitment agreements. DLJ has outstanding commitments, expiring on December 31, 1998, to provide financings to third parties in the total amount of $200.0 million which would be secured by mortgage loans on real estate properties. At December 31, 1997, there were no amounts borrowed under this facility. In addition, DLJ enters into commitments to extend credit in connection with the origination and syndication of senior debt of non-investment grade borrowers. At December 31, 1997, unfunded senior loan commitments outstanding amounted to $539.9 million.

        DLJ has commitments to invest on a side by side basis with merchant banking partnerships in the amount of $885.6 million at December 31, 1997. Management believes The Equitable will not incur any material losses as a result of these commitments.

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

        In the normal course of business, DLJ enters into letters of credit for the purpose of facilitating certain financing transactions and for securing various margin requirements. At December 31, 1997, $244.0 million of such letters of credit were outstanding. Additionally, the Insurance Group had $47.4 million of letters of credit outstanding at December 31, 1997.

17)     LITIGATION

        Equitable Life recently agreed to settle, subject to court approval, previously disclosed cases brought by persons insured under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life (the "Policies") in New York (Golomb et al. v. The Equitable Life Assurance Society of the United States), Pennsylvania (Malvin et al. v. The Equitable Life Assurance Society of the United States), Texas (Bowler et al. v. The Equitable Life Assurance Society of the United States), Florida (Bachman v. The Equitable Life Assurance Society of the United States) and California (Fletcher v. The Equitable Life Assurance Society of the United States). Plaintiffs in these cases claimed that Equitable Life's method for determining premium increases breached the terms of certain forms of the Policies and was misrepresented. Plaintiffs in Bowler and Fletcher also claimed that Equitable Life misrepresented to policyholders in Texas and California, respectively, that premium increases had been approved by insurance departments in those states and determined annual rate increases in a manner that discriminated against policyholders in those states in violation of the terms of the Policies, representations to policyholders and/or state law. The New York trial court dismissed the Golomb action with prejudice and plaintiffs appealed. In Bowler and Fletcher,
        Equitable Life denied the material allegations of the complaints and filed motions for summary judgment which have been fully briefed. The Malvin action was stayed indefinitely pending the outcome of proceedings in Golomb and in Fletcher the magistrate concluded that the case should be remanded to California state court and Equitable Life appealed that determination to the district judge. On December 23, 1997, Equitable Life entered into a settlement agreement, subject to court approval, which would result in the dismissal with prejudice of each of the five pending actions and the resolution of all similar claims on a nationwide basis.

        The settlement agreement provides for the creation of a nationwide class consisting of all persons holding, and paying premiums on, the Policies at any time since January 1, 1988. An amended complaint will be filed in the federal district court in Tampa, Florida (where the Florida action is pending), that would assert claims of the kind previously made in the cases described above on a nationwide basis, on behalf of policyholders in the nationwide class, which consists of approximately 127,000 former and current policyholders. If the settlement is approved, Equitable Life would pay $14,166,000 in exchange for release of all claims for past damages on claims of the type described in the five pending actions and the amended complaint. Costs of administering the settlement and any attorneys' fees awarded by the court to plaintiffs' counsel would be deducted from this fund before distribution of the balance to the class. In addition to this payment, Equitable Life will provide future relief to current holders of certain forms of the Policies in the form of an agreement to be embodied in the court's judgment, restricting the premium increases Equitable Life can seek on these Policies in the future. The parties estimate the present value of these restrictions at $23,333,000, before deduction of any attorneys' fees that may be awarded by the court. The estimate is based on assumptions about future events that cannot be predicted with certainty and accordingly the actual value of the future relief may differ. The parties to the settlement shortly will be asking the court to approve preliminarily the settlement and settlement class and to permit distribution of notice of the settlement to policyholders, establish procedures for objections, an opportunity to opt out of the settlements as it affects past damages, and a court hearing on whether the settlement should be finally approved. Equitable Life cannot predict whether the settlement will be approved or, if it is not approved, the outcome of the pending litigations. As noted, proceedings in Malvin were stayed indefinitely; proceedings in the other actions have been stayed or deferred to accommodate the settlement approval process.

        A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997, but whose existence continues for certain limited purposes, including the defense of litigation) and The Equitable of Colorado, Inc. ("EOC"), like other life and health insurers, from time to time are involved in such litigation. Among litigations pending against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following seven paragraphs.

        An action was instituted on April 6, 1995 against Equitable Life and its wholly owned subsidiary, EOC, in New York state court, entitled Sidney
        C. Cole, et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc. The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. In June 1996, the Court issued a decision and order dismissing with prejudice plaintiffs' causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiffs' cause of action under the New York State consumer protection statute. The only remaining causes of action are for breach of contract and negligent misrepresentation. In April 1997, plaintiffs noticed an appeal from the court's June 1996 order. Subsequently, Equitable Life and EOC noticed a cross-appeal from so much of the June 1996 order that denied their motion to dismiss. Briefing on the appeals is scheduled to begin on February 23, 1998. In June 1997, plaintiffs filed their memorandum of law and affidavits in support of their motion for class certification. That memorandum states that plaintiffs seek to certify a class solely on their breach of contract claims, and not on their negligent misrepresentation claim. Plaintiffs' class certification motion has been fully briefed by the parties and is sub judice. In August 1997, Equitable Life and EOC moved for summary judgment dismissing plaintiffs' remaining claims of breach of contract and negligent misrepresentation. Defendants' summary judgment motion has been fully briefed by the parties. On January 5, 1998, plaintiffs filed a note of issue (placing the case on the trial calendar).

        On May 21, 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action originally was brought by an individual who purchased a whole life policy from Equitable Life in
        1989. In September 1997, with leave of the court, plaintiff filed a second amended petition naming six additional policyholder plaintiffs and three new sales agent defendants. The sole named individual defendant in the original petition is also named as a defendant in the second amended petition. Plaintiffs purport to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1981 through July 22, 1992. Plaintiffs allege improper sales practices based on allegations of misrepresentations concerning one or more of the following: the number of years that premiums would need to be paid; a policy's suitability as an investment vehicle; and the extent to which a policy was a proper replacement policy. Plaintiffs seek damages, including punitive damages, in an unspecified amount. In October 1997, Equitable Life filed (i) exceptions to the second amended petition, asserting deficiencies in pleading of venue and vagueness; and (ii) a motion to strike certain allegations. On January 23, 1998, the court heard argument on Equitable Life's exceptions and motion to strike. Those motions are sub judice. Motion practice regarding discovery continues.

        On July 26, 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company was commenced in New York state court, Kings County. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. EVLICO answered the complaint, denying the material allegations. In September 1996, Equitable Life, EVLICO and EOC made a motion to have this proceeding moved from Kings County Supreme Court to New York County for joint trial or consolidation with the Cole action. The motion was denied by the Court in Cole in
        January 1997. Plaintiff then moved for certification of a nationwide class consisting of all persons or entities who, since January 1, 1980, were sold one or more life insurance products based on misrepresentations as to the number of years that the annual premium would need to be paid, and/or who were allegedly induced to purchase additional policies from EVLICO using the cash value accumulated in existing policies. Defendants have opposed this motion. Discovery and briefing regarding plaintiff's motion for class certification are ongoing.

        On December 12, 1996, an action entitled Robert E. Dillon v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, was commenced in the United States District Court for the Southern District of Florida. The action is brought by an individual who purchased a joint whole life policy from EOC in 1988. The complaint puts in issue various alleged sales practices and alleges misrepresentations concerning the alleged impropriety of replacement policies issued by Equitable Life and EOC and alleged misrepresentations regarding the number of years premiums would have to be paid on the defendants' policies. Plaintiff alleges claims for breach of contract, fraud, negligent misrepresentation, money had and received, unjust enrichment and imposition of a constructive trust. Plaintiff purports to represent two classes of persons. The first is a "contract class," consisting of all persons who purchased whole or universal life insurance policies from Equitable Life and EOC and from whom Equitable Life and EOC have sought additional payments beyond the number of years allegedly promised by Equitable Life and EOC. The second is a "fraud class," consisting of all persons with an interest in policies issued by Equitable Life and EOC at any time since October 1, 1986. Plaintiff seeks damages in an unspecified amount, and also seeks injunctive relief attaching Equitable Life's and EOC's profits from their alleged sales practices. In May 1997, plaintiff served a motion for class certification. In July 1997, the parties submitted to the Court a joint scheduling report, joint scheduling order and a confidentiality stipulation and order. The Court signed the latter stipulation, and the others remain sub judice. Further briefing on plaintiff's class certification motion will await entry of a scheduling order and further class certification discovery, which has commenced and is on-going. In January 1998, the judge assigned to the case recused himself, and the case was reassigned. Defendants are to serve their answer in February 1998.

        On January 3, 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, No. 94-2036 in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO since September 30, 1991. The amended complaint alleges that Equitable Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. Motion practice regarding discovery continues.

        On January 9, 1997, an action entitled Rosemarie Chaviano, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, was filed in Massachusetts state court making claims similar to those in the Franze action and alleging violations of the Massachusetts securities laws. The plaintiff purports to represent all persons in Massachusetts who purchased variable life insurance contracts from Equitable Life and EVLICO from January 9, 1993 to the present. The Massachusetts action seeks rescission of the contracts or compensatory damages, attorneys' fees, expenses and injunctive relief. Plaintiff filed an amended complaint in April 1997. In July 1997, Equitable Life served a motion to dismiss the amended complaint or, in the alternative, for summary judgment. On September 12, 1997, plaintiff moved for class certification. This motion is scheduled for hearing on February 18, 1998.

        On September 11, 1997, an action entitled Pamela L. and James A. Luther, individually and as representatives of all people similarly situated v. The Equitable Life Assurance Society of the United States, The Equitable Companies Incorporated, and Casey Cammack, individually and as agent for The Equitable Life Assurance Society of the United States and The Equitable Companies Incorporated, was filed in Texas state court. The action was brought by holders of a whole life policy and the beneficiary under that policy. Plaintiffs purport to represent a nationwide class of persons having an ownership or beneficial interest in whole and universal life policies issued by Equitable Life from January 1, 1982 through December 31, 1996. Also included in the purported class are persons having an ownership interest in variable annuities purchased from Equitable Life from January 1, 1992 to the present. The complaint puts in issue the allegations that uniform sales presentations, illustrations, and materials that Equitable Life agents used misrepresented the stated number of years that premiums would need to be paid and misrepresented the extent to which the policies at issue were proper replacement policies. Plaintiffs seek compensatory damages, attorneys' fees and expenses. In October 1997, Equitable Life served a general denial of the allegations against it. The same day, the Holding Company entered a special appearance contesting the court's jurisdiction over it. In November 1997, Equitable Life filed a plea in abatement, which, under Texas law, stayed further proceedings in the case because plaintiffs had not served a demand letter. Plaintiffs served a demand letter upon Equitable Life and the Holding Company, the response to which is due 60 days thereafter. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of the Cole, Duncan, Bradley, Dillon, Franze, Chaviano and Luther litigations should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

        On September 12, 1997, the United States District Court for the Northern District of Alabama, Southern Division, entered an order certifying James Brown as the representative of a class consisting of "[a]ll African-Americans who applied but were not hired for, were discouraged from applying for, or would have applied for the position of Sales Agent in the absence of the discriminatory practices, and/or procedures in the [former] Southern Region of The Equitable from May 16, 1987 to the present." The second amended complaint in James W. Brown, on behalf of others similarly situated v. The Equitable Life Assurance Society of the United States, alleges, among other things, that Equitable Life discriminated on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. Although the outcome of any litigation cannot be predicted with certainty, The Equitable's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on The Equitable's results of operations in any particular period.

        The U.S. Department of Labor ("DOL") is conducting an investigation of Equitable Life's management of the Prime Property Fund ("PPF"). PPF is an open-end, commingled real estate separate account of Equitable Life for pension clients. Equitable Life serves as investment manager in PPF and retains EREIM as advisor. Equitable Life agreed to indemnify the purchaser of EREIM (which Equitable Life sold in June 1997) with respect to any fines, penalties and rebates to clients in connection with this investigation. In early 1995, the DOL commenced a national investigation of commingled real estate funds with pension investors, including PPF. The investigation appears to be focused principally on appraisal and valuation procedures in respect of fund properties. The most recent request from the DOL seems to reflect, at least in part, an interest in the relationship between the valuations for those properties reflected in appraisals prepared for local property tax proceedings and the valuations used by PPF for other purposes. At no time has the DOL made any specific allegation that Equitable Life or EREIM has acted improperly and Equitable Life and EREIM believe that any such allegation would be without foundation. While the outcome of this investigation cannot be predicted with certainty, The Equitable's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not this investigation will have a material adverse effect on The Equitable's results of operations in any particular period.

        On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against Alliance North American Government
        Income Trust, Inc. (the "Fund"), Alliance and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint, which sought certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994, sought an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleged that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Complaint ("First Decision"). On October 11, 1996, plaintiffs filed a motion for reconsideration of the First Decision. On November 25, 1996, the court denied plaintiffs' motion for reconsideration of the First Decision. On October 29, 1997, the United States Court of Appeals for the Second Circuit issued an order granting defendants' motion to strike and dismissing plaintiffs' appeal of the First Decision. On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On July 15, 1997, the District Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed ("Second Decision"). The plaintiffs have appealed the Second Decision to the United States Court of Appeals for the Second Circuit. While the ultimate outcome of this matter cannot be determined at this time, management of Alliance does not expect that it will have a material adverse effect on Alliance's results of operations or financial condition.

        On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P., and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the units on December 15, 1995, and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe that the outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based on the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The named plaintiff in the State Court action also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. In court papers dated October 16, 1997, the State Court plaintiff indicated that he would intervene in the Trust's adversary proceeding. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. The Texas State Court action, which had been removed to the Bankruptcy Court, has been remanded back to the state court, which remand is being opposed by DLJSC. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of such litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the federal securities laws arising out of a public offering in 1994 of $435.0 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval, which was granted on July 31, 1997. The settlement is also subject to approval by the U.S. Bankruptcy Court for the Eastern District of Louisiana of proposed modifications to a confirmed plan of reorganization for Harrah's Jazz Company and Harrah's Jazz Finance Corp., and the satisfaction or waiver of all conditions to the effectiveness of the plan, as provided in the plan. There can be no assurance of the Bankruptcy Court's approval of the modifications to the plan of reorganization, or that the conditions to the effectiveness of the plan will be satisfied or waived. In the opinion of DLJ's management, the settlement, if approved, will not have a material adverse effect on DLJ's results of operations or on its consolidated financial condition.

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

18)     LEASES

        The Equitable has entered into operating leases for office space and certain other assets, principally data processing equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 1998 and the succeeding four years are $166.3 million, $159.0 million, $137.5 million, $121.7 million, $117.3 million and $1,117.1 million thereafter. Minimum future sub-lease rental income on these noncancelable leases for 1998 and the succeeding four years are $7.4 million, $6.0 million, $3.9 million, $2.5 million, $.8 million and $2.9 million thereafter.

        At December 31, 1997, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 1998 and the succeeding four years are $247.0 million, $238.1 million, $218.7 million, $197.9 million, $169.1 million and $813.0 million thereafter.

19)     OTHER OPERATING COSTS AND EXPENSES

        Other operating costs and expenses consisted of the following:

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Compensation costs.................................  $     2,195.9       $    1,886.6       $    1,612.0
        Commissions........................................          843.9              692.0              601.6
        Short-term debt interest expense...................        1,080.7              667.9              650.7
        Long-term debt interest expense....................          287.1              283.6              226.7
        Amortization of policy acquisition costs...........          288.1              406.0              318.6
        Capitalization of policy acquisition costs.........         (508.0)            (391.9)            (391.0)
        Rent expense, net of sub-lease income..............          189.8              185.3              167.1
        Floor, brokerage and exchange fees.................          231.4              201.3              168.1
        Cursitor intangible assets writedown...............          120.9                -                  -
        Other..............................................        1,587.7            1,297.2            1,023.5
                                                            -----------------   ----------------   -----------------
        Total..............................................  $     6,317.5       $    5,228.0       $    4,377.3
                                                            =================   ================   =================

        During 1997, 1996 and 1995, The Equitable restructured certain operations in connection with cost reduction programs and recorded pre-tax provisions of $42.4 million, $24.4 million and $39.2 million, respectively. The amounts paid during 1997, associated with cost reduction programs, totaled $22.8 million. At December 31, 1997, the liabilities associated with cost reduction programs amounted to $62.0 million. The 1997 cost reduction program includes costs related to employee termination and exit costs. The 1996 cost reduction program included restructuring costs related to the consolidation of insurance operations' service centers. The 1995 cost reduction program included relocation expenses, including the accelerated amortization of building improvements associated with the relocation of the home office. Amortization of DAC in 1996 included a $145.0 million write off of DAC related to DI contracts.

20)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. For 1997, 1996 and 1995, statutory net loss totaled $351.7 million, $351.1 million and $352.4 million, respectively. No amounts are expected to be available for dividends from Equitable Life to the Holding Company in 1998.

        At December 31, 1997, the Insurance Group, in accordance with various government and state regulations, had $19.7 million of securities deposited with such government or state agencies.

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

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net change in statutory surplus and
          capital stock....................................  $       203.6       $       56.0       $       78.1
        Change in asset valuation reserves.................          147.1              (48.4)             365.7
                                                            -----------------   ----------------   -----------------
        Net change in statutory surplus, capital stock
          and asset valuation reserves.....................          350.7                7.6              443.8
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................          (31.1)            (298.5)             (66.0)
          DAC..............................................          220.7              (13.3)              73.2
          Deferred Federal income taxes....................          103.1              108.0             (158.1)
          Valuation of investments.........................           46.8              289.8              189.1
          Valuation of investment subsidiary...............         (555.8)            (117.7)            (188.6)
          Limited risk reinsurance.........................           82.3               92.5              416.9
          Issuance of surplus notes........................            -                  -               (538.9)
          Postretirement benefits..........................           (3.1)              28.9              (26.7)
          Other, net.......................................           30.3               12.4              115.1
          GAAP adjustments of Closed Block.................            3.6               (9.8)              15.7
          GAAP adjustments of discontinued operations......          189.7              (89.6)              37.3
                                                            -----------------   ----------------   -----------------
        Net Earnings of the Insurance Group................  $       437.2       $       10.3       $      312.8
                                                            =================   ================   =================


                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Statutory surplus and capital stock................  $     2,462.5       $    2,258.9       $    2,202.9
        Asset valuation reserves...........................        1,444.6            1,297.5            1,345.9
                                                            -----------------   ----------------   -----------------
        Statutory surplus, capital stock and asset
          valuation reserves...............................        3,907.1            3,556.4            3,548.8
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................       (1,336.1)          (1,305.0)          (1,006.5)
          DAC..............................................        3,236.6            3,104.9            3,075.8
          Deferred Federal income taxes....................         (370.8)            (306.1)            (452.0)
          Valuation of investments.........................          783.5              286.8              417.7
          Valuation of investment subsidiary...............       (1,338.6)            (782.8)            (665.1)
          Limited risk reinsurance.........................         (254.2)            (336.5)            (429.0)
          Issuance of surplus notes........................         (539.0)            (539.0)            (538.9)
          Postretirement benefits..........................         (317.5)            (314.4)            (343.3)
          Other, net.......................................          203.7              126.3                4.4
          GAAP adjustments of Closed Block.................          814.3              783.7              830.8
          GAAP adjustments of discontinued operations......           71.5             (190.3)            (184.6)
                                                            -----------------   ----------------   -----------------
        Equity of the Insurance Group......................  $     4,860.5       $    4,084.0       $    4,258.1
                                                            =================   ================   =================

21)     BUSINESS SEGMENT INFORMATION

        The Equitable has two major business segments: Insurance Operations and Investment Services. The third business segment identified, Corporate and Other, principally includes operations of the Holding Company and the EQ Asset Trust 1993 (the "Trust"), and interest expense related to debt not specific to any business segment. Interest expense related to debt not specific to any business segment is presented within Corporate interest expense. Information for all periods is presented on a comparable basis.

        Insurance Operations offers a variety of traditional, variable and interest-sensitive life insurance products, disability income, annuity products, mutual fund and other investment products to individuals and small groups and administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        Investment Services provides investment fund management and investment banking services, primarily to institutional clients. This segment includes Separate Accounts which provide various investment options for group clients through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $81.9 million, $127.5 million and $124.1 million for 1997, 1996 and 1995, respectively, are included in total revenues of the Investment Services segment. These fees, excluding amounts related to the discontinued operations of $5.1 million, $15.7 million and $14.7 million for 1997, 1996 and 1995, respectively, are eliminated in consolidation.

                                                                  1997               1996                1995
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Revenues
        Insurance operations...............................  $     3,684.2       $    3,770.6       $    3,614.6
        Investment services................................        5,968.1            4,540.0            3,689.8
        Corporate and other................................           46.1               61.3               23.0
        Consolidation/elimination..........................          (32.3)             (39.3)             (47.1)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $     9,666.1       $    8,332.6       $    7,280.3
                                                            =================   ================   =================

        Earnings (loss) from continuing  operations
          before Federal income taxes and cumulative
          effect of accounting change
        Insurance operations...............................  $       250.3       $      (36.6)      $      303.1
        Investment services................................          971.3              663.2              466.3
        Corporate and other................................           10.3               28.3              (23.9)
        Consolidation/elimination..........................           (1.7)                .5                 .2
                                                            -----------------   ----------------   -----------------
              Subtotal.....................................        1,230.2              655.4              745.7
        Corporate interest expense.........................         (127.2)            (139.6)            (100.5)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $     1,103.0       $      515.8       $      645.2
                                                            =================   ================   =================


                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1997                1996
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Assets
        Insurance operations...................................................  $    68,305.9      $    60,464.9
        Investment services....................................................       83,120.3           68,205.3
        Corporate and other....................................................          543.4              774.3
        Consolidation/elimination..............................................         (532.0)            (633.3)
                                                                                ----------------   -----------------
        Total..................................................................  $   151,437.6      $   128,811.2
                                                                                ================   =================

22)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 1997 and 1996, are summarized below:

                                                                       Three Months Ended
                                            ------------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
                                            ---------------   ---------------   ----------------   -----------------
                                                              (In Millions, Except Per Share Amounts)
        1997
        Total Revenues...................... $     2,230.5     $    2,587.0      $    2,521.1       $    2,327.5
                                            ===============   ===============   ================   =================

        Earnings from Continuing
          Operations before Cumulative
          Effect of Accounting Change....... $       139.3     $      252.1      $      186.6       $       70.2
                                            ===============   ===============   ================   =================
        Net Earnings (Loss)................. $       136.0     $      252.7      $      186.4       $      (14.1)
                                            ===============   ===============   ================   =================

        Net Earnings (Loss) Applicable
          to Common Shares.................. $       129.3     $      246.1      $      184.1       $      (14.1)
                                            ===============   ===============   ================   =================
        Per Common Share:
          Basic:
            Earnings from Continuing
              Operations before
              Cumulative Effect
              of Accounting Change.........  $         .71    $        1.31     $         .87       $        .32
                                            ===============   ===============   ================   =================
            Net Earnings (Loss)............  $         .69    $        1.32     $         .87       $       (.06)
                                            ===============   ===============   ================   =================
          Diluted:
            Earnings from Continuing
              Operations before
              Cumulative Effect
              of Accounting Change.........  $         .64    $        1.13     $         .81       $        .28
                                            ===============   ===============   ================   =================
            Net Earnings (Loss).......       $         .62    $        1.14     $         .81       $       (.09)
                                            ===============   ===============   ================   =================


                                                                            Three Months Ended
                                            ------------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
                                            ---------------   ---------------   ----------------   -----------------
                                                                     (In Millions, Except Per Share Amounts)
        1996
        Total Revenues...................... $     1,942.9     $    2,176.1      $    1,962.1       $    2,251.5
                                            ===============   ===============   ================   =================

        Earnings (Loss) from Continuing
          Operations before Cumulative
          Effect of Accounting Change....... $       109.7     $      115.7      $      104.7       $     (124.1)
                                            ===============   ===============   ================   =================
        Net Earnings (Loss)................. $        86.6     $      115.7      $      104.7       $     (207.9)
                                            ===============   ===============   ================   =================

        Net Earnings (Loss) Applicable
          to Common Shares.................. $        79.9     $      109.1      $       98.0       $     (214.6)
                                            ===============   ===============   ================   =================
        Per Common Share:
          Basic:
            Earnings (Loss) from
              Continuing Operations
              before Cumulative Effect
              of Accounting Change.........  $        .56     $        .59      $        .53        $      (.71)
                                            ===============   ===============   ================   =================
            Net Earnings (Loss)............  $        .43     $        .59      $        .53        $     (1.15)
                                            ===============   ===============   ================   =================
          Diluted:
            Earnings (Loss) from
              Continuing Operations
              before Cumulative Effect
              of Accounting Change.........  $        .52     $        .54      $        .49        $      (.71)
                                            ===============   ===============   ================   =================
            Net Earnings (Loss).......       $        .41     $        .54      $        .49        $     (1.16)
                                            ===============   ===============   ================   =================

        Earnings per share computations for the first three quarters of 1997 and the four quarters of 1996 have been restated to reflect the adoption of SFAS No. 128. Net earnings for the three months ended December 31, 1997 includes a charge of $212.0 million related to additions to valuation allowances on and writeoffs of real estate of $225.2 million, and reserve strengthening on discontinued operations of $84.3 million offset by a reversal of prior years tax reserves of $97.5 million. Net earnings for the three months ended December 31, 1996 includes a charge of $339.3 million related to writeoffs of DAC on DI contracts of $94.3 million, reserve strengthening on DI business of $113.7 million, Pension Par of $47.5 million and Discontinued Operations of $83.8 million.

                      Report of Independent Accountants on
                   Consolidated Financial Statement Schedules



February 10, 1998


To the Board of Directors of
The Equitable Companies Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 10, 1998 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/Price Waterhouse, LLP
------------------------

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997

                                                                               Estimated           Carrying
Type of Investment                                          Cost (A)           Fair Value           Value
--------------------                                     ----------------   -----------------  -----------------
                                                                             (In Millions)
Fixed maturities:
United States Government and government
  agencies and authorities.............................   $    1,693.1       $     1,776.4      $     1,776.4
State, municipalities and political subdivisions.......          673.0               679.7              679.7
Foreign governments....................................          442.4               485.2              485.2
Public utilities.......................................        1,038.8             1,105.5            1,105.5
All other corporate bonds..............................       15,274.8            15,962.3           15,941.0
Redeemable preferred stocks............................          128.0               133.7              133.7
                                                         -----------------  -----------------  ----------------
Total fixed maturities.................................       19,250.1            20,142.8           20,121.5
                                                         ----------------   -----------------  -----------------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............          741.4               767.1              767.1
Trading account securities.............................       16,521.9            16,535.7           16,535.7
Securities purchased under resale agreement............       22,628.8            22,628.8           22,628.8
Mortgage loans on real estate..........................        2,611.4             2,822.8            2,611.4
Real estate............................................        1,660.7               xxx              1,660.7
Real estate acquired in satisfaction of debt...........          693.3               xxx                693.3
Real estate joint ventures.............................          395.2               xxx                395.2
Policy loans...........................................        2,422.9             2,493.9            2,422.9
Other limited partnership interests....................          509.4               509.4              509.4
Other invested assets..................................          626.1               626.1              626.1
                                                         ----------------   -----------------  -----------------

Total Investments......................................   $   68,061.2       $    66,526.6      $    68,972.1
                                                         ================   =================  =================

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost; for other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions


                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 1997 AND 1996

                                                                             1997                  1996
                                                                        -----------------     ----------------
                                                                                   (In Millions)
ASSETS
Investment in consolidated subsidiaries................................  $      5,613.3       $      4,695.8
Fixed maturities available for sale, at estimated fair value
    (amortized costs,$339.5 and $442.1)................................           339.5                442.1
Other invested assets..................................................            59.7                 62.1
                                                                        -----------------     ----------------
      Total investments................................................         6,012.5              5,200.0
Cash and cash equivalents..............................................            20.5                 25.0
Other assets...........................................................            13.5                 25.6
                                                                        -----------------     ----------------

Total Assets...........................................................  $      6,046.5       $      5,250.6
                                                                        =================     ================
LIABILITIES
Short-term and long-term debt..........................................  $        569.0       $        928.1
Accrued liabilities....................................................           204.0                334.5
                                                                        -----------------     ----------------
      Total liabilities................................................           773.0              1,262.6
                                                                        -----------------     ----------------
SHAREHOLDERS' EQUITY
Series C convertible preferred stock...................................             -                   24.4
Series D convertible preferred stock...................................           514.4                294.0
Stock employee compensation trust......................................          (514.4)              (294.0)
Series E convertible preferred stock...................................             -                  380.2
Common stock, at par value.............................................             2.2                  1.9
Capital in excess of par value.........................................         3,627.5              2,782.2
Retained earnings......................................................         1,137.4                632.9
Net unrealized investment gains........................................           523.7                179.3
Minimum pension liability..............................................           (17.3)               (12.9)
                                                                        -----------------     ----------------
      Total shareholders' equity.......................................         5,273.5              3,988.0
                                                                        -----------------     ----------------

Total Liabilities and Shareholders' Equity.............................  $      6,046.5       $      5,250.6
                                                                        =================     ================

The financial information of The Equitable Companies Incorporated (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock see Note 10 of Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                1996               1995
                                                          -----------------   -----------------   ---------------
                                                                 (In Millions, Except Per Share Amounts)
REVENUES
Equity in earnings from continuing operations before
  cumulative effect of accounting change and
  discontinued operations of subsidiaries................  $       681.3      $       240.4       $       396.2
Net investment income....................................           32.4               30.5                17.1
Investment gains (losses), net...........................            5.1                (.9)               27.9
                                                          -----------------   -----------------  -----------------
      Total revenues.....................................          718.8              270.0               441.2
                                                          -----------------   -----------------  -----------------
EXPENSES
Interest expense on long-term debt.......................           61.9               72.7                72.6
General and administrative expenses......................           24.6               16.4                23.9
                                                          -----------------   -----------------  -----------------
      Total expenses.....................................           86.5               89.1                96.5
                                                          -----------------   -----------------  -----------------

Earnings from continuing operations before
  Federal income taxes and cumulative effect
  of accounting change...................................          632.3              180.9               344.7
Federal income tax benefit...............................           15.9               25.1                20.7
                                                          -----------------   -----------------  -----------------
Earnings from continuing operations before
  cumulative effect of accounting change.................          648.2              206.0               365.4
Discontinued operations, net of Federal income taxes.....          (87.2)             (83.8)                -
Cumulative effect of accounting change, net of
  Federal income taxes...................................            -                (23.1)                -
                                                          -----------------   -----------------  -----------------
Net earnings.............................................          561.0               99.1               365.4
Dividends on preferred stocks............................           15.6               26.7                26.7
                                                          -----------------   -----------------  -----------------

Net Earnings Applicable to Common Shares.................  $       545.4      $        72.4       $       338.7
                                                          =================   =================  =================
Per Common Share:
  Basic:
    Earnings from continuing operations before
      cumulative effect of accounting change.............  $       3.14       $        .97        $       1.84
    Discontinued operations, net of Federal
      income taxes.......................................          (.43)              (.46)               -
    Cumulative effect of accounting change,
      net of Federal income taxes........................          -                  (.12)               -
                                                          -----------------   -----------------  -----------------
    Net Earnings.........................................  $       2.71       $        .39        $       1.84
                                                          =================   =================  =================
  Diluted:
    Earnings from continuing operations before
      cumulative effect of accounting change.............  $       2.86       $        .94        $       1.75
    Discontinued operations, net of Federal
      income taxes.......................................          (.39)              (.45)               -
    Cumulative effect of accounting change,
      net of Federal income taxes........................          -                  (.12)               -
                                                          -----------------   -----------------  -----------------
    Net Earnings.........................................  $       2.47       $        .37        $       1.75
                                                          =================   =================  =================
  Cash Dividend Per Common Share.........................  $        .20       $        .20        $        .20
                                                          =================   =================  =================

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                1996               1995
                                                          -----------------   -----------------   ---------------
                                                                              (In Millions)
Net earnings.............................................  $       561.0      $        99.1       $       365.4
Adjustments to reconcile net earnings to net
  cash (used) provided by operating activities:
  Equity in net earnings of subsidiaries.................         (594.1)            (133.5)             (396.2)
  Dividends from subsidiaries............................           11.7               11.7                10.0
  Investment (gains) losses, net.........................           (5.1)                .9               (27.9)
  Change in Federal income tax liability.................         (150.0)             104.4               141.4
  Other..................................................           12.6              (13.0)               21.4
                                                          -----------------   -----------------  -----------------

Net cash (used) provided by operating activities.........         (163.9)              69.6               114.1
                                                          -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments..............................           99.1               79.9                76.7
  Sales..................................................          527.9              232.8                32.3
  Purchases..............................................         (524.2)            (581.7)             (119.3)
  Net change in short-term investments...................            4.1                1.9                14.8
  Proceeds from sale of DLJ common stock.................            -                  -                 181.8
  Other..................................................           36.6               (6.0)               18.9
                                                          -----------------   -----------------  -----------------

Net cash provided (used) by investing activities.........          143.5             (273.1)              205.2
                                                          -----------------   -----------------  -----------------

Cash flows from financing activities:
  Repayment of long-term debt............................          (20.0)             (15.0)                -
  Dividends paid to shareholders.........................          (46.8)             (38.2)              (46.1)
  Proceeds from issuance of common stock.................           87.2                -                   -
  Other..................................................           (4.5)               4.6                (1.5)
                                                          -----------------   -----------------  -----------------
Net cash provided (used) by financing activities.........           15.9              (48.6)              (47.6)
                                                          -----------------   -----------------  -----------------
Change in cash and cash equivalents......................           (4.5)            (252.1)              271.7

Cash and cash equivalents, beginning of year.............           25.0              277.1                 5.4
                                                          -----------------   -----------------  -----------------
Cash and Cash Equivalents, End of Year...................  $        20.5      $        25.0       $       277.1
                                                          =================   =================  =================
Supplemental cash flow information
  Interest Paid..........................................  $        64.9      $        70.8       $        67.8
                                                          =================   =================  =================
  Income Taxes Paid......................................  $       330.0      $       147.0       $         -
                                                          =================   =================  =================

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                                           Future Policy        Policy
                            Deferred                          Benefits         Charges           (1)        Policyholders'
                             Policy       Policyholders'     and Other           and             Net         Benefits and
                          Acquisition        Account       Policyholders'      Premium        Investment       Interest
        Segment              Costs           Balance           Funds           Revenue          Income         Credited
------------------------ --------------- -------------- ----------------- --------------- --------------- ---------------
                                                              (In Millions)
Insurance
  Operations...........   $    3,236.6    $   21,579.5     $     4,553.8     $     1,552.0   $    2,214.5    $    2,244.8
Investment
  Services.............            -               -                 -                  .1        1,688.4             -
Corporate and
  Other................            -               -                 -                 -             43.8             -
Corporate Interest
  Expense..............            -               -                 -                 -              -               -
Consolidation/
  Elimination..........             .8             (.9)              -                 -             44.6              .8
                         --------------- ---------------  ----------------- --------------- --------------- ---------------
Total..................   $    3,237.4    $   21,578.6     $     4,553.8     $     1,552.1   $    3,991.3    $    2,245.6
                         =============== ================ ================= =============== =============== ===============


                              Amortization
                              of Deferred           (2)
                                 Policy            Other
                              Acquisition        Operating
        Segment                   Cost            Expense
------------------------   ----------------- -----------------
                                    (In Millions)
Insurance
  Operations...........     $       287.3      $       901.8
Investment
  Services.............               -              4,996.8
Corporate and
  Other................               -                 35.8
Corporate Interest
  Expense..............               -                127.2
Consolidation/
  Elimination..........                .8              (32.2)
                           ----------------- -----------------
Total..................     $       288.1      $     6,029.4
                           ================= =================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by The Equitable.

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                           Future Policy        Policy
                            Deferred                          Benefits         Charges           (1)        Policyholders'
                             Policy       Policyholders'     and Other           and             Net         Benefits and
                          Acquisition        Account       Policyholders'      Premium        Investment       Interest
        Segment              Costs           Balance           Funds           Revenue          Income         Credited
------------------------ --------------- --------------- ------------------ --------------- --------------- ----------------
                                                              (In Millions)
Insurance
  Operations...........   $    3,104.9    $   21,865.6     $     4,416.6     $     1,471.6   $    2,105.7    $    2,587.9
Investment
  Services.............            -               -                 -                 -          1,107.6             -
Corporate and
  Other................            -               -                 -                 -             52.7             -
Corporate Interest
  Expense..............            -               -                 -                 -              -               -
Consolidation/
  Elimination..........            1.6            (1.8)              -                 -             70.3              .9
                         --------------- ---------------  ----------------- --------------- --------------- ---------------
Total..................   $    3,106.5    $   21,863.8     $     4,416.6     $     1,471.6   $    3,336.3    $    2,588.8
                         =============== =============== ================== =============== =============== ================


                             Amortization
                             of Deferred           (2)
                                Policy            Other
                             Acquisition        Operating
        Segment                  Cost            Expense
------------------------  ---------------- ------------------
                                    (In Millions)
Insurance
  Operations...........    $       405.2      $       814.1
Investment
  Services.............              -              3,876.8
Corporate and
  Other................              -                 33.0
Corporate Interest
  Expense..............              -                139.6
Consolidation/
  Elimination..........               .8              (41.5)
                          ----------------- -----------------
Total..................    $       406.0      $     4,822.0
                          ================= =================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by The Equitable.

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                         Policy                                          Amortization
                                        Charges           (1)         Policyholders'      of Deferred          (2)
                                          and             Net          Benefits and         Policy            Other
                                        Premium        Investment        Interest         Acquisition       Operating
              Segment                   Revenue          Income          Credited            Cost            Expense
-----------------------------------  --------------- --------------- ----------------- ------------------ ---------------
                                                                              (In Millions)
Insurance Operations..............    $     1,395.0   $     1,995.1   $    2,256.9      $      317.8       $      736.8
Investment Services                             -             948.5            -                 -              3,223.5
Corporate and Other...............              -              43.3            -                 -                 46.9
Corporate Interest Expense........              -               -              -                 -                100.5
Consolidation/Elimination.........              -              60.5             .9                .8              (49.0)
                                     --------------- --------------- ----------------- ------------------ ---------------
Total.............................    $     1,395.0   $     3,047.4   $    2,257.8      $      318.6       $    4,058.7
                                     =============== =============== ================= ================== ===============

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by The Equitable.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                         Assumed                            Percentage
                                                     Ceded to              from                             of Amount
                                   Gross               Other              Other              Net             Assumed
                                   Amount            Companies          Companies           Amount            to Net
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                    (In Millions)
1997
Life insurance in force(B)...  $    238,336.0      $   17,004.1       $   44,708.3       $   266,040.2         16.81%
                              =================   ================   =================  ===============
Premiums:
Life insurance and
  annuities..................  $        248.9      $       18.3       $      124.1       $       354.7         34.99%
Accident and health..........           201.3              28.7               74.2               246.8         30.06%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        450.2      $       47.0       $      198.3       $       601.5         32.97%
                              =================   ================   =================  ===============
1996
Life insurance in force(B)...  $    232,704.6      $   13,696.9       $   42,046.5       $   261,054.2         16.10%
                              =================   ================   =================  ===============
Premiums:
Life insurance and
  annuities..................  $        249.2      $       17.1       $      107.3       $       339.4         31.61%
Accident and health..........           214.6              26.6               70.2               258.2         27.19%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        463.8      $       43.7       $      177.5       $       597.6         29.70%
                              =================   ================   =================  ===============
1995
Life insurance in force(B)...  $    226,530.6      $   12,348.2       $   38,382.2       $   252,564.6         15.20%
                              =================   ================   =================  ===============
Premiums:
Life insurance and
  annuities..................  $        244.7      $       14.3       $       96.7       $       327.1         29.56%
Accident and health..........           490.1             285.0               74.6               279.7         26.67%
                              =================   ================   =================  ===============
Total Premiums...............  $        734.8      $      299.3       $      171.3       $       606.8         28.23%
                              =================   ================   =================  ===============


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


                                      None.



                                       9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Except for the information concerning executive officers of the Holding Company set forth in Item 1A of this report, the information called for by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1997 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Holding Company's directors and executive officers, and persons who own more than 10% of a registered class of the Holding Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms they file. Based on a review of such forms and written representations as to the need to file Form 5, the Holding Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with for the year ended December 31, 1997, except that, due to administrative oversight, two Forms 4 were not timely filed to report two acquisitions of the Holding Company's Common Stock by William McCaffrey through the exercise of options held by him and the immediate sale for his account of some of the shares of Common Stock so acquired. Promptly upon awareness of such oversight, a Form 4 and Form 5 were filed, as appropriate, to report these transactions.


                                      10-1

Part III, Item 11.

                             EXECUTIVE COMPENSATION


The information called for by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1997 fiscal year.

                                      11-1

Part III, Item 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


The information called for by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1997 fiscal year.

                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information called for by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1997 fiscal year.


                                      13-1

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


Date:    March 17, 1998         THE EQUITABLE COMPANIES INCORPORATED

                                By:      /s/Edward D. Miller
                                         ---------------------------------------
                                Name:    Edward D. Miller
                                         President and Chief Executive Officer,
                                         Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Claude Bebear                              Chairman of the Board, Director                 March 17, 1998
--------------------------------------------
Claude Bebear

/s/Henri de Castries                          Vice Chairman of the Board, Director            March 17, 1998
--------------------------------------------
Henri de Castries

/s/Joseph J. Melone                           Chairman fo the Executive Committee,            March 17, 1998
--------------------------------------------
Joseph J. Melone                              Director

/s/Edward D. Miller                           President and Chief Executive Officer,          March 17, 1998
--------------------------------------------
Edward D. Miller                              Director

/s/Michael Hegarty                            Senior Executive Vice President and             March 17, 1998
--------------------------------------------
Michael Hegarty                               Chief Operating Officer, Director

/s/Stanley B. Tulin                           Executive Vice President and                    March 17, 1998
--------------------------------------------
Stanley B. Tulin                              Chief Financial officer

/s/Alvin H. Fenichel                          Senior Vice President and Controller            March 17, 1998
--------------------------------------------
Alvin H. Fenichel

/s/ John S. Chalsty                           Director                                        March 17, 1998
--------------------------------------------
John S. Chalsty

/s/Francoise Colloc'h                         Director                                        March 17, 1998
--------------------------------------------
Francoise Colloc'h

/s/Joseph L. Dionne                           Director                                        March 17, 1998
--------------------------------------------
Joseph L. Dionne

/s/William T. Esrey                           Director                                        March 17, 1998
--------------------------------------------
William T. Esrey

/s/ Jean-Rene Fourtou                         Director                                        March 17, 1998
--------------------------------------------
Jean-Rene Fourtou

/s/Jacques Friedmann                          Director                                        March 17, 1998
--------------------------------------------
Jacques Friedmann

/s/Donald J. Greene                           Director                                        March 17, 1998
--------------------------------------------
Donald J. Greene







/s/Anthony J. Hamilton                        Director                                        March 17, 1998
--------------------------------------------
Anthony J. Hamilton

/s/ John T. Hartley                           Director                                        March 17, 1998
--------------------------------------------
John T. Hartley

/s/ John H. F. Haskell, Jr.                   Director                                        March 17, 1998
--------------------------------------------
John H. F. Haskell, Jr.

/s/Mary R. (Nina) Henderson                   Director                                        March 17, 1998
--------------------------------------------
Mary R. (Nina) Henderson

/s/ W. Edwin Jarmain                          Director                                        March 17, 1998
--------------------------------------------
W. Edwin Jarmain

/s/Didier Pineau-Valencienne                  Director                                        March 17, 1998
--------------------------------------------
Didier Pineau-Valencienne

/s/George J. Sella, Jr.                       Director                                        March 17, 1998
--------------------------------------------
George J. Sella, Jr.

/s/ Dave H. Williams                          Director                                        March 17, 1998
--------------------------------------------
Dave H. Williams

                                                               INDEX TO EXHIBITS

                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
     2         Purchase Agreement dated April 10,             Filed as Exhibit 2 to the registrant's
               1997, between Equitable Life and Lend          Form 10-Q for the quarter ended March 31,
               Lease Corporation Limited                      1997 and incorporated herein by reference

    3.1        Restated Certificate of Incorporation          Filed as Exhibit 4.01(a) to the registrant's
               of the Holding Company                         Form S-3 Registration Statement
                                                              (No. 33-03224), and incorporated herein
                                                              by reference

    3.2        Amendment to Restated Certificate of           Filed as Exhibit 4.01(g) to the registrant's
               Incorporation of the Holding Company           Form S-3 Registration Statement
                                                              (No. 33-03224), and incorporated herein
                                                              by reference

    3.3        By-laws of the Holding Company, as             Filed as Exhibit 4.02 to the registrant's
               amended                                        Form S-3 Registration Statement
                                                              (No. 33-03224), and incorporated herein by
                                                              by reference

    4.1        Form of Certificate for the Holding            Filed as Exhibit 4(c) to the registrant's
               Company's Common Stock, par value              Form S-1 Registration Statement
               $.01 per share                                 (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

    4.2        Indenture, dated as of December 1, 1993,       Filed as Exhibit 4.02 to the registrant's
               from the Holding Company to Chemical           Form S-4 Registration Statement
               Bank, as Trustee                               (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

    4.3        First Supplemental Indenture, dated            Filed as Exhibit 4.03 to the registrant's
               December 1, 1993, from the Holding             Form S-4 Registration Statement
               Company to Chemical Bank, as Trustee           (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

    4.4        Form of Second Supplemental Indenture          Filed as Exhibit 4.04 to the registrant's
                                                              Form S-4 Registration Statement
                                                              (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

    4.5        Form of Third Supplemental Indenture,          Filed as Exhibit 4.05 to the registrant's
               dated as of December 8, 1994 from the          Current Report on Form 8-K dated
               Holding Company to Chemical Bank, as           December 1, 1994
               Trustee

    4.6        Certificate of Designations of Cumulative      Filed as Exhibit 4.05 to the registrant's
               Convertible Preferred Stock, Series D          Form S-4 Registration Statement
                                                              (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------

    4.7        Subordinated Indenture, dated as of            Filed as Exhibit 4.10 to the registrant's
               October 22, 1994, between the Holding          Current Report on Form 8-K dated
               Company and Shawmut Bank Connecticut,          December 19, 1994
               National Association, as Trustee

    4.8        First Supplemental  Indenture,  dated as of    Filed as Exhibit 4.11 to the registrant's
               October 22, 1994, between the Holding          Current Report on Form 8-K dated
               Company and Shawmut  Bank  Connecticut,        December 19, 1994'
               National Association, as Trustee

   9(a)        Voting Trust  Agreement dated as of May        Filed as Exhibit 9 to the registrant's
               12,  1992,  among  AXA,  Claude  Bebear,       Form  S-1 Registration  Statement
               Patrice  Garnier and Henri de  Clermont-       (No.  33-48115),  dated May 26,  1992
               Tonnerre                                       and incorporated herein by reference

   9B          First Amendment dated January 22, 1997         Filed herewith
               to the Voting Trust Agreement dated
               as of May 12, 1992

   10.1        Standstill and Registration Rights             Filed as Exhibit 10(c) to Amendment
               Agreement, dated as of July 18, 1991,          No. 1 to the registrant's Form S-1
               as amended, between the Holding                Registration Statement (No. 33-48115),
               Company. Equitable Life and AXA                dated May 26, 1992 and incorporated
                                                              herein by reference

   10.2        Cooperation Agreement, dated as of July        Filed as Exhibit 10(d) to the  registrant's
               18, 1991, as amended among Equitable           Form S-1 Registration  Statement
               Life,  the Holding  Company and AXA            (No.33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.3        Letter Agreement, dated May 12, 1992,          Filed as Exhibit 10(e) to the registrant's
               among Equitable Life, the Holding              Form S-1 Registration Statement
               Company and AXA                                (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.4+       The Equitable Companies Incorporated           Filed as Exhibit 10(f) to the registrant's
               1991 Stock Incentive Plan                      Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.5+       The Equitable Companies Incorporated           Filed as Exhibit 10.6(b) to the registrant's
               1997 Stock Incentive Plan                      annual report on Form 10-K for the
                                                              year ended December 31, 1996 and
                                                              incorporated herein by reference

   10.6+       The Equitable Life ERISA Excess                Filed as Exhibit 10(i) to the registrant's
               Benefit Plan                                   Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference


                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------

   10.7+       The Equitable Life Supplemental                Filed as Exhibit 10(j) to the registrant's
               Retirement Plan                                Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.8+       The Equitable Life Executive Survivor          Filed as Exhibit 10(l) to the registrant's
               Benefits Plan                                  Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.9+       The Equitable Life Executive Deferred          Filed as Exhibit 10(m) to the registrant's
               Compensation Plan, Plan A                      Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

  10.10+       The Equitable Life Executive Deferred          Filed herewith
               Compensation Plan, Plan B, second
               Amendment and Restatement,
               effective January 1, 1996

  10.11+       The Equitable Variable Deferred                Filed as Exhibit 10.17 to the registrant's
               Compensation Plan for Executives               annual report on Form 10-K for the year
                                                              ended December 31, 1994 and incorporated
                                                              herein by reference

   10.12       Description of three Amendments to             Filed herewith
               the Equitable Variable Deferred
               Compensation Plan for Executives

  10.13+       The Equitable Variable Deferred                Filed as Exhibit 10.18 to the registrant's
               Compensation Plan for Directors                annual report on Form 10-K for the year
                                                              ended December 31, 1994 and incorporated
                                                              herein by reference

  10.14+       The Equitable Stock Purchase Plan for          Filed herewith
               Employees and Agents, as amended
               through August, 1996

   10.15       Long-Term Incentive Compensation Plan          Filed as Exhibit 10.18(c) to the registrant's
               for Senior Officers                            annual report on Form 10-K for the year
                                                              ended December 31, 1995 and incorporated
                                                              herein by reference

   10.16       Short-Term Incentive Compensation              Filed as Exhibit 10.18(d) to the registrant's
               Plan for Senior Officers                       annual report on Form 10-K for the year
                                                              ended December 31, 1996 and
                                                              incorporated herein breference

  10.17+       Long-Term Incentive Compensation               Filed as Exhibit 10.18(e) to the registrant's
               Plan for Senior Officers                       annual report on Form 10-K for the year
                                                              ended December 31, 1996 and
                                                              incorproated herein by reference



                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------

   10.18       Amended and Restated  Reinsurance              Filed as Exhibit  10(o) to the registrant's
               Agreement,  dated as of March  29,  1990,      Form S-1 Registration  Statement
               between  Equitable  Life and First             (No.33-48115), dated May 26, 1992 and
               Equicor Life Insurance Company                 incorporated herein by reference

   10.19       The  Amended  and  Restated  Transfer          Filed as Exhibit 19 to the registrant's
               Agreement dated as of February 23, 1993,       Statement on Schedule 13D dated July 29,
               as amended and restated on May 28, 1993,       1993 and  incorporated  herein by reference
               among Alliance,Equitable Capital and
               Equitable Investment Corporation

 10.20(a)      The Equitable  Companies  Incorporate          Filed as Exhibit 10.01 to the registrant's
               Stock Trust Agreement,  effective as of        Form S-4 Registration  Statement
               December 2, 1993                               (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

 10.20(b)      The First Amendment to The Equitable           Filed as Exhibit 10.02 to Post-Effective
               Companies Incorporated Stock Trust             Amendment No. 1 to the registrant's
               Agreement dated as of September 19,            Form S-3 Registration Statement
               1996                                           (No. 333-03224), dated May 29, 1997

   10.21       Stock Purchase Agreement, dated                Filed as Exhibit 10.02 to the registrant's
               December 2, 1993, between the Holding          Form S-4 Registration Statement
               Company and The Chase Manhattan                (No. 33-73102), dated December 17, 1993
               Bank, N.A.                                     and incorporated herein by reference

   10.22       Management Compensation Arrangements           Filed herewith
               with Messrs. Bebear and de Castries
               and Ms. Colloc'h

   10.23       Exchange Agreement dated as of                 Filed as Exhibit 10 to registrant's Form S-4
               September 27, 1994, between AXA                Registration Statement (No. 33-84462),
               and the Holding Company                        and incorporated herein by reference

 10.24(a)      Lease, dated as of July 20, 1995,              Filed as Exhibit 10.24(a) to the registrant's
               between1290 Associates and                     annual report on Form 10-K for the
               Equitable Life                                 year ended December 31, 1996 and
                                                              incorporated herein by reference


 10.24(b)      First Amendment of Lease Agreement,            Filed as Exhibit 10.24(b) to the registrant's
               dated as of December 28, 1995,                 annual report on Form 10-K for the
               between1290 Associates, L.L.C.                 year ended December 31, 1996 and
               and Equitable Life                             incorporated herein by reference

 10.24(c)      Amended and Restated Company Lease             Filed as Exhibit 10.24(c) to the registrant's
               Agreement (Facility Realty), made              annual report on Form 10-K for the
               as of May 1, 1996, by and between              year ended December 31, 1996 and
               Equitable Life and the IDA                     incorporated herein by reference




                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------ --------------------------------------------   ------------------------------------------------   ----------

 10.24(d)    Amended and Restated  Company Lease            Filed as Exhibit  10.24(d) to the registrant's
             Agreement (Project  Property),  made and       annual report on Form 10-K for the
             entered  into as of May 1, 1996,  by and       year ended  December 31, 1996 and
             between the IDA,  Equitable Life               and incorporated herein by reference
             EVLICO

10.24(e)     Second Amendment of Lease, dated as of         Filed as Exhibit 10.1 to the registrant's Form
             May 1, 1997,  between 1290 Partners L.P.       10-Q for the quarter ended June 30, 1997
             and Equitable Life                             and incorporated herein by reference

  10.25      Agreement dated April 24, 1996,                Filed as Exhibit 10.27 to the registrant's
             between Equitable Life and                     Form 10-Q for the quarter ended March 31,
             Mr. Stanley B. Tulin                           1997 and incorporated herein by reference

  10.26      Agreement dated July 8, 1997 from the          Filed as Exhibit 10.2 to the registrant's Form
             Holding Company and Equitable Life             10-Q for the quarter ended June 30, 1997
             to Mr. Edward D. Miller                        and incororated herein by reference

  10.27      Agreement dated January 6, 1998,               Filed herewith
             between Equitable Life and
             Mr. Michael Hegarty

  10.28+     The Equitable Stock Plan for Directors         Filed herewith

  10.29      Supplemental Retirement Arrangement            Filed herewith
             for Mr. Joseph J. Melone

   21        Subsidiaries of the registrant                 Filed herewith

   24        Powers of Attorney                             Filed herewith

   27        Financial Data Schedule                        Filed herewith




+ Denotes executive compensation plans and arrangements.


                                                                       E-4