Form 10-Q
period 1998-03-31
EQUITABLE COMPANIES INC
filed 1998-05-14
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998                 Commission File No. 1-11166
----------------------------------------------  --------------------------------


                   The Equitable Companies Incorporated
          (Exact name of registrant as specified in its charter)


                      Delaware                                   13-3623351
------------------------------------------------  ------------------------------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)


  1290 Avenue of the Americas, New York, New York                    10104
-----------------------------------------------  -------------------------------
      (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (212) 554-1234
                                                   -----------------------------


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
                                                           Yes   X    No
                                                                ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Shares Outstanding
              Class                                         at May 11, 1998
-------------------------------------    ---------------------------------------

   Common Stock, $.01 par value                               222,574,847

                      THE EQUITABLE COMPANIES INCORPORATED
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                                         Page #

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                   Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............      3
                   Consolidated Statements of Earnings for the Three Months Ended
                  March 31, 1998 and 1997..............................................................      4
                   Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income for the Three Months Ended March 31, 1998 and 1997............................      5
                   Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1998 and 1997..............................................................      6
                   Notes to Consolidated Financial Statements..........................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................................     15

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................     29

Item 6:         Exhibits and Reports on Form 8-K.......................................................     29

SIGNATURES.............................................................................................     30

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
                                      THE EQUITABLE COMPANIES INCORPORATED
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                                 March 31,          December 31,
                                                                                   1998                 1997
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    20,709.5        $    19,978.5
    Held to maturity, at amortized cost.....................................          139.5                143.0
  Trading account securities, at market value...............................       18,682.5             16,535.7
  Securities purchased under resale agreements..............................       21,094.3             22,628.8
  Mortgage loans on real estate.............................................        2,541.5              2,611.4
  Equity real estate........................................................        2,381.8              2,495.1
  Policy loans..............................................................        1,956.4              2,422.9
  Other equity investments..................................................        1,512.9              1,276.5
  Other invested assets.....................................................          476.7                617.6
                                                                              -----------------    -----------------
      Total investments.....................................................       69,495.1             68,709.5
Cash and cash equivalents...................................................          927.9                597.4
Broker-dealer related receivables...........................................       30,383.8             28,184.3
Deferred policy acquisition costs...........................................        3,284.5              3,237.4
Amounts due from discontinued operations....................................          360.5                572.8
Other assets................................................................        5,474.7              4,766.5
Closed Block assets.........................................................        8,591.4              8,566.6
Separate Accounts assets....................................................       39,740.8             36,538.7
                                                                              -----------------    -----------------

Total Assets................................................................  $   158,258.7        $   151,173.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,954.7        $    21,578.6
Future policy benefits and other policyholders liabilities..................        4,615.0              4,553.8
Securities sold under repurchase agreements.................................       34,769.3             36,006.7
Broker-dealer related payables..............................................       30,138.7             25,941.5
Short-term and long-term debt...............................................        7,111.4              5,936.3
Other liabilities...........................................................        6,609.6              6,502.8
Closed Block liabilities....................................................        9,086.5              9,073.7
Separate Accounts liabilities...............................................       39,413.4             36,306.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................      152,698.6            145,899.7
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 4, 10 and 12)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................          583.6                514.4
Stock employee compensation trust...........................................         (583.6)              (514.4)
Common stock, at par value..................................................            2.2                  2.2
Capital in excess of par value..............................................        3,633.1              3,627.5
Retained earnings...........................................................        1,392.9              1,137.4
Accumulated other comprehensive income......................................          531.9                506.4
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        5,560.1              5,273.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................  $   158,258.7        $   151,173.2
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                    (In Millions, Except Per
                                                                                         Share Amounts)
REVENUES
Universal life and investment-type product policy fee income................  $       259.6        $      230.5
Premiums....................................................................          146.5               151.8
Net investment income.......................................................        1,176.1               865.9
Investment gains, net.......................................................          234.3               178.0
Commissions, fees and other income..........................................        1,112.8               768.5
Contribution from the Closed Block..........................................           14.5                35.8
                                                                              -----------------    -----------------
      Total revenues........................................................        2,943.8             2,230.5
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances........................          299.7               312.9
Policyholders' benefits.....................................................          262.2               254.9
Other operating costs and expenses..........................................        1,874.3             1,386.6
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        2,436.2             1,954.4
                                                                              -----------------    -----------------

Earnings from continuing operations before Federal income taxes
  and minority interest.....................................................          507.6               276.1
Federal income taxes........................................................          170.5                87.4
Minority interest in net income of consolidated subsidiaries................           71.0                49.4
                                                                              -----------------    -----------------
Earnings from continuing operations.........................................          266.1               139.3
Discontinued operations, net of Federal income taxes........................             .5                (3.3)
                                                                              -----------------    -----------------

Net Earnings................................................................  $       266.6        $      136.0
                                                                              =================    =================

Per Common Share:
  Basic:
    Earnings from continuing operations.....................................  $        1.20        $        .71
    Discontinued operations, net of Federal income taxes....................           -                   (.02)
                                                                              -----------------    -----------------
    Net Earnings............................................................  $        1.20        $        .69
                                                                              =================    =================
  Diluted:
    Earnings from continuing operations.....................................  $        1.15        $        .64
    Discontinued operations, net of Federal income taxes....................          -                    (.02)
                                                                              -----------------    -----------------
    Net Earnings............................................................  $        1.15        $        .62
                                                                              =================    =================

Cash Dividend Per Common Share..............................................  $         .05        $        .05
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDERS' EQUITY
Series C convertible preferred stock, beginning of year and end of period...  $         -          $        24.4
                                                                              -----------------    -----------------

Series D convertible preferred stock, beginning of year.....................          514.4                294.0
Change in market value of shares............................................           69.2                 31.4
                                                                              -----------------    -----------------
Series D convertible preferred stock, end of period.........................          583.6                325.4
                                                                              -----------------    -----------------

Stock employee compensation trust, beginning of year........................         (514.4)              (294.0)
Change in market value of shares............................................          (69.2)               (31.4)
                                                                              -----------------    -----------------
Stock employee compensation trust, end of period............................         (583.6)              (325.4)
                                                                              -----------------    -----------------

Series E convertible preferred stock, beginning of year and end of period...            -                  380.2
                                                                              -----------------    -----------------

Common stock, at par value, beginning of year and end of period.............            2.2                  1.9
                                                                                                   ---
                                                                              -----------------      ---------------

Capital in excess of par value, beginning of year...........................        3,627.5              2,782.2
Additional capital in excess of par value...................................            5.6                 15.1
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        3,633.1              2,797.3
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        1,137.4                632.9
Net earnings................................................................          266.6                136.0
Dividends on preferred stocks...............................................            -                   (6.7)
Dividends on common stock...................................................          (11.1)                (9.5)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        1,392.9                752.7
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          506.4                166.4
Other comprehensive income..................................................           25.5               (237.8)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          531.9                (71.4)
                                                                              -----------------    -----------------

Total Shareholders' Equity, End of Period...................................  $     5,560.1        $     3,885.1
                                                                              =================    =================

COMPREHENSIVE INCOME
Net earnings................................................................  $       266.6        $       136.0
                                                                              -----------------    -----------------

Change in unrealized gains (losses), net of reclassification adjustment.....           25.5               (237.8)
Minimum pension liability adjustment........................................            -                    -
                                                                              -----------------    -----------------
Other comprehensive income..................................................           25.5               (237.8)
                                                                              -----------------    -----------------

Comprehensive Income........................................................  $       292.1        $      (101.8)
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       266.6        $       136.0
  Adjustments to reconcile net earnings to net cash used
    by operating activities:
    Interest credited to policyholders' account balances....................          299.7                312.9
    Universal life and investment-type policy fee income....................         (259.6)              (230.5)
    Net change in trading activities and broker-dealer related
      receivables/payables..................................................         (874.4)            (2,845.9)
    (Increase) decrease in matched resale agreements........................         (232.9)            (5,437.8)
    Increase (decrease) in matched repurchase agreements....................          232.9              5,437.8
    Investment gains, net of dealer and trading gains.......................         (130.0)               (21.7)
    Change in clearing association fees and regulatory deposits.............         (429.1)              (149.4)
    Change in accounts payable and accrued expenses.........................         (239.8)              (553.1)
    Change in Federal income tax payable....................................          106.2                 30.8
    Other, net..............................................................          (55.2)                33.6
                                                                              -----------------    -----------------

Net cash used by operating activities.......................................       (1,315.6)            (3,287.3)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................          506.2                725.8
  Sales....................................................................         4,058.5              2,632.8
  Purchases.................................................................       (4,651.9)            (3,226.9)
  Decrease in loans to discontinued operations..............................          300.0                109.0
  Other, net................................................................         (161.2)              (357.4)
                                                                              -----------------    -----------------

Net cash provided (used) by investing activities............................           51.6               (116.7)
                                                                              -----------------    -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits................................................................          325.7                435.9
    Withdrawals.............................................................         (423.8)              (549.9)
  Increase in short-term financings.........................................        1,421.3              3,862.2
  Additions to long-term debt...............................................          173.6                104.2
  Repayments of long-term debt..............................................          (11.5)               (15.9)
  Other, net................................................................          109.2                (96.1)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................        1,594.5              3,740.4
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          330.5                336.4
Cash and cash equivalents, beginning of year................................          597.4                755.3
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       927.9        $     1,091.7
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $     1,173.0        $       786.9
                                                                              =================    =================
  Income Taxes Paid.........................................................  $        20.3        $        61.0
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of The Equitable for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 1998" and "first quarter 1997" refer to the three months ended March 31, 1998 and 1997, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.

 2)   NEW ACCOUNTING CHANGES AND PRONOUNCEMENTS

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. The SOP is to be applied prospectively for fiscal years beginning after December 15, 1998; earlier application is encouraged. The Equitable adopted the provisions of SOP 98-1 effective January 1, 1998. The adoption of SOP 98-1 did not have a material impact on The Equitable's consolidated financial statements. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software. Prior to adopting SOP 98-1, software development costs were expensed as incurred.

 3)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      384.5        $     137.1
      Additions charged to income...............................................         35.6               23.7
      Deductions for writedowns and asset dispositions..........................        (28.3)             (31.2)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      391.8        $     129.6
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       63.5        $      42.7
        Equity real estate......................................................        328.3               86.9
                                                                                ----------------     ---------------
      Total..................................................................... $      391.8        $     129.6
                                                                                 ===============     ===============

      For the first quarters of 1998 and 1997, investment income is shown net of investment expenses (including interest expense to finance short-term trading instruments) of $846.5 million and $693.0 million, respectively.

      As of March 31, 1998 and December 31, 1997, fixed maturities classified as available for sale had amortized costs of $19,808.7 million and $19,107.1 million, fixed maturities in the held to maturity portfolio had estimated fair values of $160.8 million and $164.3 million and trading account securities had amortized costs of $18,592.2 million and $16,521.9 million, respectively. Other equity investments included equity securities with carrying values of $954.8 million and $767.1 million and costs of $910.0 million and $741.4 million as of March 31, 1998 and December 31, 1997, respectively.

      For the first quarters of 1998 and 1997, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,786.0 million and $2,519.5 million, respectively. Gross gains of $54.2 million and $43.6 million and gross losses of $36.9 million and $42.6 million were realized on these sales for the first quarters of 1998 and 1997, respectively. Unrealized investment gains related to fixed maturities classified as available for sale increased by $29.7 million during the first three months of 1998, resulting in a balance of $900.9 million at March 31, 1998.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                  March 31,          December 31,
                                                                                     1998                1997
                                                                                ---------------    -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with provision for losses.......................   $     196.0        $     196.7
      Impaired mortgage loans without provision for losses....................          10.5                3.6
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         206.5              200.3
      Provision for losses....................................................         (59.4)             (51.8)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     147.1        $     148.5
                                                                                ===============    =================

      During the first quarters of 1998 and 1997, respectively, The Equitable's average recorded investment in impaired mortgage loans was $167.1 million and $402.2 million. Interest income recognized on these impaired mortgage loans totaled $3.2 million and $5.1 million ($.3 million and $.6 million recognized on a cash basis) for the first quarters of 1998 and 1997, respectively.

 4)   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are treated as financing transactions and carried at the amounts at which the securities subsequently will be reacquired per the respective agreements. These agreements with counterparties were collateralized principally by U.S. government securities. The weighted average interest rates on securities sold under repurchase agreements were 5.63% and 6.04% at March 31, 1998 and December 31, 1997, respectively.

 5)   CLOSED BLOCK

      Summarized financial information for the Closed Block follows:

                                                                                 March 31,           December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,082.2 and $4,059.4)............................................. $     4,261.8        $     4,231.0
      Mortgage loans on real estate..........................................       1,398.3              1,341.6
      Policy loans...........................................................       1,674.3              1,700.2
      Cash and other invested assets.........................................         273.0                282.7
      Deferred policy acquisition costs......................................         763.5                775.2
      Other assets...........................................................         220.5                235.9
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,591.4        $     8,566.6
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     8,991.2        $     8,993.2
      Other liabilities......................................................          95.3                 80.5
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,086.5        $     9,073.7
                                                                              =================    =================

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ----------------    ---------------
                                                                                           (In Millions)

      Revenues
      Premiums and other income................................................. $      167.1        $      174.8
      Investment income (net of investment expenses of $5.4 and $7.1)...........        136.4               138.8
      Investment (losses) gains, net............................................         (4.7)                2.3
                                                                                 ---------------     ---------------
      Total revenues............................................................        298.8               315.9
                                                                                 ---------------     ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends.....................................        277.3               271.0
      Other operating costs and expenses........................................          7.0                 9.1
                                                                                 ---------------     ---------------
      Total benefits and other deductions.......................................        284.3               280.1
                                                                                 ---------------     ---------------

      Contribution from the Closed Block........................................ $       14.5        $       35.8
                                                                                 ===============     ===============

      Investment valuation allowances amounted to $13.1 million and $18.5 million on mortgage loans and $22.9 million and $16.8 million on equity real estate at March 31, 1998 and December 31, 1997, respectively.

       Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                 March 31,         December 31,
                                                                                    1998               1997
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $       108.2      $        109.1
      Impaired mortgage loans without provision for losses...................             .7                  .6
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          108.9               109.7
      Provision for losses...................................................          (11.8)              (17.4)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        97.1      $         92.3
                                                                              =================  =================

      During the first quarters of 1998 and 1997, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $109.3 million and $122.4 million. Interest income recognized on these impaired mortgage loans totaled $1.3 million and $2.6 million ($.6 million and $1.2 million recognized on a cash basis) for the first quarters of 1998 and 1997, respectively.

 6)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                 March 31,           December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Mortgage loans on real estate.......................................... $       667.6        $       635.2
      Equity real estate.....................................................         809.9                874.5
      Other equity investments...............................................         166.3                209.3
      Other invested assets..................................................          38.2                152.4
                                                                              -----------------    -----------------
        Total investments....................................................       1,682.0              1,871.4
      Cash and cash equivalents..............................................          28.5                106.8
      Other assets...........................................................         226.1                243.8
                                                                              -----------------    -----------------
      Total Assets........................................................... $     1,936.6        $     2,222.0
                                                                              =================    =================

      Liabilities
      Policyholders liabilities.............................................. $     1,041.2        $     1,048.3
      Allowance for future losses............................................         254.4                259.2
      Amounts due to continuing operations...................................         360.5                572.8
      Other liabilities......................................................         280.5                341.7
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     1,936.6        $     2,222.0
                                                                              =================    =================

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      Revenues
      Investment income (net of investment expenses of $19.5 and $25.5)......... $       28.0        $       34.9
      Investment gains (losses), net............................................          5.6                (5.1)
      Policy fees, premiums and other income....................................          (.1)                 .1
                                                                                 ---------------     ---------------
      Total revenues............................................................         33.5                29.9

      Benefits and Other Deductions.............................................         38.5                47.2
      Losses charged to allowance for future losses.............................         (5.0)              (17.3)
                                                                                 ---------------     ---------------
      Pre-tax loss from operations..............................................          -                   -
      Pre-tax earnings from releasing (loss from strengthening) the
        allowance for future losses.............................................           .7                (5.1)
      Federal income tax (expense) benefit......................................          (.2)                1.8
                                                                                 ---------------     ---------------
      Earnings (Loss) from Discontinued Operations.............................. $         .5        $       (3.3)
                                                                                 ===============     ===============

      The Equitable's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first quarters of 1998 and 1997 resulted in management's decision to release the allowance by $.7 million for the first quarter of 1998 and to strengthen the allowance by $5.1 million for the first quarter of 1997. This resulted in after-tax earnings of $.5 million for first quarter 1998 and an after-tax charge of $3.3 million to discontinued operations' results for first quarter 1997.

      Management believes the allowance for future losses at March 31, 1998 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Investment valuation allowances amounted to $8.1 million and $28.4 million on mortgage loans and $108.2 million and $88.4 million on equity real estate at March 31, 1998 and December 31, 1997, respectively.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                 March 31,         December 31,
                                                                                    1998               1997
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $       133.2      $        101.8
      Impaired mortgage loans without provision for losses...................             .4                  .2
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          133.6               102.0
      Provision for losses...................................................           (6.9)              (27.3)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $       126.7      $         74.7
                                                                              =================  =================

      During the first quarters of 1998 and 1997, discontinued operations' average recorded investment in impaired mortgage loans was $117.8 million and $98.2 million, respectively. Interest income recognized on these impaired mortgage loans totaled $1.6 million and $2.0 million ($1.3 million and $1.4 million recognized on a cash basis) for the first quarters of 1998 and 1997, respectively.

      Benefits and other deductions included $10.1 million and $14.8 million of interest expense related to amounts borrowed from continuing operations for the first quarters of 1998 and 1997, respectively.

 7)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 8)   RESTRUCTURING COSTS

      During the first quarter 1997, The Equitable recorded a pre-tax provision of $5.2 million, primarily for employee termination and exit costs. The amounts paid during first quarter 1998 totaled $7.2 million. At March 31, 1998, the liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $54.8 million.

 9)   COMPUTATION OF PER SHARE EARNINGS

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Net earnings.............................................................. $      266.6        $      136.0
      Less - dividends on preferred stocks......................................          -                  (6.7)
                                                                                 ---------------     ---------------

      Net earnings applicable to common shares - Basic..........................        266.6               129.3
      Add - dividends on convertible preferred stock and interest on
        convertible subordinated debt, when dilutive............................          -                  10.4
      Less - effect of assumed exercise of options of publicly
        held subsidiaries.......................................................         (7.8)               (2.2)
                                                                                 ---------------     ---------------

      Net Earnings Applicable to Common Shares - Diluted........................ $      258.8           $   137.5
                                                                                 ===============     ===============

      Weighted average common shares outstanding - Basic........................        222.4               186.3
      Add - assumed exercise of stock options...................................          2.4                 1.4
      Add - assumed conversion of convertible preferred stock...................          -                  17.8
      Add - assumed conversion of convertible subordinated debt.................          -                  14.7
                                                                                 ---------------     ---------------
      Weighted Average Shares Outstanding - Diluted.............................        224.8               220.2
                                                                                 ===============     ===============

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in The Equitable's Notes to Consolidated Financial Statements for the year ended December 31, 1997, except as follows:

      On April 7, 1998, the federal district court in Tampa, Florida entered an order preliminarily approving the settlement agreement relating to the Golomb, Malvin, Bowler, Bachman and Fletcher cases and conditionally certifying the settlement class. The order also deems filed an amended complaint that asserts on a nationwide basis claims of the kind previously made in the five pending cases. The court has scheduled a hearing on the fairness of the settlement for August 21, 1998 and will decide whether to finally approve the settlement after that hearing.

      In Cole, the court on February 17, 1998, granted Equitable Life and EOC's motion for summary judgment dismissing the remaining claims of breach of contract and negligent misrepresentation. The court therefore denied plaintiffs' motion to certify the class. In April 1998, plaintiffs noticed their appeal from that decision and from the June 1996 decision (the appeal from which had been dismissed). This appeal has yet to be briefed and argued.

      In Chaviano, plaintiff filed a substituted motion for class certification which is scheduled for hearing on June 9, 1998.

      In Luther, on February 29, 1998, Equitable Life responded to plaintiff's demand letter with an offer of settlement pursuant to the provisions of the Texas Deceptive Trade Practices Act.

      In Brown, the court referred the case to mediation, which is pending.

      In National Gypsum, DLJSC appealed the Bankruptcy Court's January ruling to the U.S. District Court for the Northern District of Texas.

      In April, 1998, DLJSC's motions for summary judgment were denied in a litigation commenced in March 1991 by Dayton Monetary Associates and Charles Davison, who, along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40.0 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgment for damages under RICO are subject to trebling. Discovery is complete. No trial date has been set by the court. DLJSC believes that it has meritorious defenses to the complaints and will continue to contest the suits vigorously. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition and/or its results of operations in any particular period.

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

11)   BUSINESS SEGMENT INFORMATION

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      Revenues
      Insurance Operations...................................................... $    1,085.0        $      977.0
      Investment Services.......................................................      1,856.9             1,250.5
      Corporate and Other.......................................................          8.9                12.8
      Consolidation/elimination.................................................         (7.0)               (9.8)
                                                                                 ----------------    ---------------
      Total..................................................................... $    2,943.8        $    2,230.5
                                                                                 ===============     ===============

      Earnings from Continuing Operations Before
        Federal Income Taxes and Minority Interest
      Insurance Operations...................................................... $      220.8        $      126.8
      Investment Services.......................................................        308.8               181.7
      Corporate and Other.......................................................          1.2                 2.7
      Consolidation/elimination.................................................          (.3)                (.4)
                                                                                 ---------------     ---------------
        Subtotal................................................................        530.5               310.8
      Corporate interest expense................................................        (22.9)              (34.7)
                                                                                 ----------------    ---------------
      Total..................................................................... $      507.6        $      276.1
                                                                                 ===============     ===============

                                                                                 March 31,           December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Insurance Operations................................................... $    72,149.9        $    68,041.5
      Investment Services....................................................      86,024.8             83,120.3
      Corporate and Other....................................................         551.4                543.4
      Consolidation/elimination..............................................        (467.4)              (532.0)
                                                                              -----------------    -----------------
      Total.................................................................. $   158,258.7        $   151,173.2
                                                                              =================    =================

12)   SUBSEQUENT EVENT

      In April 1998, the Holding Company issued $250.0 million 6 1/2% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028. The net proceeds from the sale of these securities were approximately $591.1 million. The interest on these notes will be paid semi-annually on October 1st and April 1st.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated results of operations and financial condition of The Equitable should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis ("MD&A") section included in The Equitable's 1997 Report on Form 10-K. The terms "first quarter 1998" and "first quarter 1997" refer to the three months ended March 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

The following table presents the results of operations outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance Operations analysis, which begins on page 16, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined results of operations unless noted otherwise. The Investment Services discussion begins on page 18.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
Policy fee income and premiums.................................................. $      573.4        $     557.4
Net investment income...........................................................      1,312.5            1,004.7
Investment gains, net...........................................................        229.6              180.3
Commissions, fees and other income..............................................      1,112.6              768.2
                                                                                 ---------------     ---------------
  Total revenues................................................................      3,228.1            2,510.6

Total benefits and other deductions.............................................      2,720.5            2,234.5
                                                                                 ---------------     ---------------
Earnings from continuing operations before Federal income taxes
  and minority interest.........................................................        507.6              276.1
Federal income taxes............................................................        170.5               87.4
Minority interest in net income of consolidated subsidiaries....................         71.0               49.4
                                                                                 ---------------     ---------------

Earnings from Continuing Operations............................................. $      266.1        $     139.3
                                                                                 ===============     ===============

Continuing Operations

Compared to first quarter 1997, the higher pre-tax results of operations for first quarter 1998 reflected increased earnings in Investment Services and Insurance Operations and lower losses in Corporate and Other. Federal income taxes increased due to higher pre-tax results of operations and the 3.5% Federal excise tax imposed on certain publicly traded master limited partnerships, including Alliance, which became effective January 1, 1998. Minority interest in net income of consolidated subsidiaries was higher principally due to increased earnings at both DLJ and Alliance.

The $717.5 million increase in revenues for first quarter 1998 compared to the corresponding period in 1997 was attributed primarily to a $357.1 million increase in investment results and a $344.4 million increase in commissions, fees and other income principally due to increased business activity within Investment Services. Net investment income increased $307.8 million for first quarter 1998 due to increases of $245.5 million and $74.3 million, respectively, for Investment Services and Insurance Operations. Investment gains increased by $49.3 million for first quarter 1998 from $180.3 million for the same period in 1997. In first quarter 1998, a $47.6 million gross gain was recognized as a result of the exercise of Alliance Unit and DLJ stock options and the conversion of DLJ restricted stock units. The $14.1 million increase in investment gains on General Account Investment Assets was offset by a $11.6 million decline at DLJ.

For first quarter 1998, total benefits and other deductions increased by $486.0 million from the comparable period in 1997, reflecting increases in other operating costs and expenses of $485.5 million. The increase in other operating costs and expenses principally resulted from $479.3 million higher costs in Investment Services associated with increased segment revenues.


COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance Operations

The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                                               Insurance Operations
                                                   (In Millions)

                                                                    Three Months Ended March 31,
                                                  ------------------------------------------------------------------
                                                                       1998
                                                  ------------------------------------------------
                                                       As             Closed                              1997
                                                    Reported           Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Policy fees, premiums and other income..........  $    441.9       $    167.1        $      609.0     $     585.1
Net investment income...........................       587.7            136.4               724.1           649.8
Investment gains (losses), net..................        40.9             (4.7)               36.2            22.2
Contribution from the Closed Block..............        14.5            (14.5)                -               -
                                                  -------------    --------------    -------------    --------------
  Total revenues................................     1,085.0            284.3             1,369.3         1,257.1
Total benefits and other deductions.............       864.2            284.3             1,148.5         1,130.3
                                                  -------------    --------------    -------------    --------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest.............................  $    220.8       $      -          $      220.8     $     126.8
                                                  =============    ==============    =============    ==============

For first quarter 1998, Insurance Operations earnings reflected an increase of $94.0 million from the year earlier period. Higher investment results, higher policy fees on variable and interest-sensitive life and individual annuities contracts, improved DI results and lower interest credited on policyholders' account balances were offset by higher mortality.

Total revenues increased by $112.2 million primarily due to a $88.3 million increase in investment results and a $29.1 million increase in policy fees. The increase in Insurance Operations' investment results principally was due to a $74.3 million increase in investment income due to higher yields on General Account Investment Assets principally related to other equity investments and higher earnings on amounts invested in the Separate Account equity funds partially offset by $4.7 million lower interest on lower amounts due from discontinued operations. Policy fee income rose to $259.6 million due to higher insurance and annuity account balances.

Total benefits and other deductions for first quarter 1998 rose $18.2 million from the comparable 1997 period reflecting increases in other operating expenses due to higher expenses related to increased sales and an increase in policyholders' benefits primarily resulting from higher mortality experience partially offset by a decrease in interest credited on policyholders' account balances due to moderately lower crediting rates.

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for Insurance Operations' major product lines.

                                               Premiums and Deposits
                                                   (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
Individual annuities
  First year.................................................................... $      981.2        $     647.3
  Renewal.......................................................................        368.3              340.3
                                                                                 ---------------     ---------------
                                                                                      1,349.5              987.6
Individual life(1)
  First year....................................................................         99.5              117.5
  Renewal.......................................................................        543.4              546.7
                                                                                 ---------------     ---------------
                                                                                        642.9              664.2
Other(2)
  First year....................................................................          2.8                4.0
  Renewal.......................................................................         94.5               90.4
                                                                                 ---------------     ---------------
                                                                                         97.3               94.4

Total first year................................................................      1,083.5              768.8
Total renewal...................................................................      1,006.2              977.4
                                                                                 ---------------     ---------------
Total individual insurance and annuity products.................................      2,089.7            1,746.2

Total group pension products....................................................         90.8               80.8
                                                                                 ---------------     ---------------

Total Premiums and Deposits..................................................... $    2,180.5        $   1,827.0
                                                                                 ===============     ===============

(1) Includes variable and  interest-sensitive and traditional life products.
(2) Includes health insurance and reinsurance assumed.

First year premiums and deposits for individual insurance and annuity products for first quarter 1998 increased from prior year levels by $314.7 million primarily due to higher sales of individual annuities. Renewal premiums and deposits increased by $28.8 million during first quarter 1998 over the prior year period as increases in the larger block of individual annuities were partially offset by decreases in traditional life policies and other product lines. The 51.6% increase in first year individual annuities premiums and deposits in first quarter 1998 over the prior year period included a $221.1 million increase in sales of a line of retirement annuity products sold through expanded wholesale distribution channels, up from $53.3 million in first quarter 1997. Also in 1997, first year individual life premiums and deposits for the quarter included $23.3 million of premiums from the sale of two large COLI policies.

Surrenders and Withdrawals - The following table summarizes Insurance Operations' surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuities' product lines.

                                        Individual Insurance and Annuities
                                    Surrenders and Withdrawals by Product Line
                                                 (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
Individual annuities............................................................ $      694.2        $     594.4
Variable and interest-sensitive life............................................        697.3              123.2
Traditional life................................................................         98.6              105.6
                                                                                 ---------------     ---------------
Total........................................................................... $    1,490.1        $     823.2
                                                                                 ===============     ===============

Policy and contract surrenders and withdrawals increased $666.9 million during first quarter 1998 compared to the same period in 1997 principally due to the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the remaining $105.1 million increase resulted from $112.9 million higher surrenders and withdrawals in the larger book of variable and interest-sensitive life policies and individual annuities partially offset by a decrease in traditional life products surrenders and withdrawals.

Investment Services

The following table summarizes the results of continuing operations for Investment Services.

                                                Investment Services
                                                   (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
Third party commissions and fees................................................ $    1,075.3        $     723.4
Affiliate fees(1)...............................................................         13.6               30.7
Net dealer and trading gains, investment results and other income...............        768.0              496.4
                                                                                 ---------------     ---------------
Total revenues..................................................................      1,856.9            1,250.5
Total costs and expenses........................................................      1,548.1            1,068.8
                                                                                 ---------------     ---------------
Earnings from Continuing Operations before Federal Income Taxes
  and Minority Interest......................................................... $      308.8        $     181.7
                                                                                 ===============     ===============

(1)  Includes EREIM in 1997.

For first quarter 1998, pre-tax earnings for Investment Services increased by $127.1 million from the year-earlier period primarily due to higher earnings for DLJ and Alliance and to the $47.6 million gain recognized as a result of Alliance Units issued upon the exercise of options and increases in DLJ capital from tax benefits from the exercise of options and conversion of restricted stock units. DLJ's earnings were 54% higher in 1998 largely due to increased underwriting revenues, strong merger and acquisition activity and the growth in trading volume on most major exchanges. Total segment revenues were up $606.4 million principally due to higher revenues at DLJ.

Total costs and expenses increased by $479.3 million for first quarter 1998 as compared to the same period in 1997 principally reflecting increases in compensation and interest expense at DLJ due to increased activity.

The following table summarizes results of operations by business unit.

                                                Investment Services
                                      Results of Operations by Business Unit
                                                   (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
Earnings from  continuing  operations  before  Federal income taxes and minority interest:
  DLJ........................................................................... $      202.0        $     131.0
  Alliance......................................................................         78.5               54.1
  Equitable Real Estate(1)......................................................          -                  6.5
  Consolidation/elimination(2)(3)...............................................         28.3               (9.9)
                                                                                 ---------------     ---------------
Earnings from Continuing Operations before Federal Income Taxes
  and Minority Interest......................................................... $      308.8        $     181.7
                                                                                 ===============     ===============

(1) EREIM was sold on June 10, 1997.

(2) Includes the first quarter 1998 gain on the exercise of DLJ and Alliance options and the conversion of DLJ restricted stock units totaling $40.2 million (net of $7.4 million of state taxes) as well as interest expense of $3.0 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the first quarters of both 1998 and 1997.

(3) Pre-tax minority interest related to DLJ was $60.6 million and $38.9 million for the first quarters of 1998 and 1997, respectively, and $33.6 million and $22.9 million for Alliance for the same respective periods.

DLJ - DLJ's earnings from continuing operations for first quarter 1998 were $202.0 million, up $71.0 million from the comparable prior year period. Revenues increased $511.9 million to $1.49 billion primarily due to higher net investment income of $244.8 million, higher underwriting revenues of $146.9 million, increased fees of $109.3 million, $40.4 million higher gains on the corporate development portfolios and higher commissions of $30.1 million offset by lower dealer and trading gains of $52.0 million. DLJ's expenses were $1.29 billion for first quarter 1998, up $440.9 million from the comparable prior year period primarily due to a $220.7 million increase in compensation and commissions and higher interest expense of $155.7 million. The first quarter 1998 compensation costs included a $29.0 million one-time provision for costs associated primarily with DLJ's plans for significant expansion in Europe.

DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving futures, forwards and options. DLJ's derivative activities are not as extensive as many of its competitors. Instead, DLJ has focused its derivative activities on writing OTC options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity based indices, interest rate instruments and currencies, and issuing structured notes. DLJ's involvement in swap contracts is not significant. As a result, DLJ's involvement in derivatives products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against DLJ's own positions. As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements as well as options on futures contracts. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes.
Revenues from option contracts (net of related interest expense) were approximately $15.1 million and $9.6 million for the first quarters of 1998 and 1997, respectively. Option writing revenues are primarily from the amortization of option premiums. The notional value of written options contracts outstanding was approximately $6.7 billion and $9.3 billion at March 31, 1998 and 1997, respectively. The overall decrease in the notional value of all options was primarily due to decreases in customer activity related to foreign sovereign debt securities. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

Net trading losses on forward contracts were $23.8 million and $29.3 million and net trading (losses) gains on futures contracts were $(27.0) million and $5.7 million for the first quarters of 1998 and 1997, respectively. The notional contract and market values of the forward and futures contracts at March 31, 1998 and 1997 were as follows:

                                                    March 31, 1998                         March 31, 1997
                                           ----------------------------------    -----------------------------------
                                             Purchases            Sales            Purchases             Sales
                                           ---------------    ---------------    ---------------     ---------------
                                                                        (In Millions)
Forward Contracts
  (Notional Contract Value)..............  $   23,288         $    23,555        $    17,222         $   26,189
                                           ===============    ===============    ===============     ===============

Futures Contracts and Options on
  Futures Contracts (Market Value).......  $    1,210         $     2,117        $     2,193         $    6,844
                                           ===============    ===============    ===============     ===============

DLJ issues structured notes which are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash instruments. At March 31, 1998 and December 31, 1997, DLJ had issued long-term structured notes totaling $147.6 million and $123.7 million, respectively. DLJ covers its obligations on structured notes primarily by purchasing and selling the financial instruments to which the value of its structured notes are linked.

Alliance - Alliance's earnings from continuing operations for first quarter 1998 were $78.5 million, an increase of $24.4 million from the prior year's comparable period. Revenues totaled $314.7 million for first quarter 1998, an increase of $95.4 million from the comparable period in 1997, due to increased investment advisory and service fees. Alliance's costs and expenses increased $71.0 million for first quarter 1998 primarily due to increases in employee compensation and benefits, mutual fund promotional expenditures and a $10.0 million provision for the estimated buyout price of the minority interest in Cursitor.

Fees and Assets Under Management - As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                                         Fees and Assets Under Management
                                                   (In Millions)
                                                                                           At or For the
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
Fees:
  Third Party
    Unaffiliated third parties.................................................. $      252.6        $     186.6
    Separate Accounts...........................................................         24.1               18.1
  The Equitable.................................................................         10.9               27.7
                                                                                 ---------------     ---------------
Total........................................................................... $      287.6        $     232.4
                                                                                 ===============     ===============

Assets Under Management:
  Third Party
    Unaffiliated third parties.................................................. $    209,219         $  153,920
    Separate Accounts...........................................................       37,081             30,217
  The Equitable.................................................................       60,015             56,684
                                                                                 ----------------     ---------------
Total........................................................................... $    306,315         $  240,821
                                                                                 ================     ===============

Fees from assets under management increased for first quarter 1998 from the comparable 1997 period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $63.52 billion primarily due to market appreciation and mutual fund sales.

At March 31, 1997, third party assets under management by Equitable Real Estate, including Separate Accounts, were $14.67 billion. For first quarter 1997, fees received for assets under management by Equitable Real Estate totaled $48.5 million of which $31.4 million was received from third parties.


CONTINUING OPERATIONS INVESTMENT PORTFOLIO

The continuing operations investment portfolio is composed of the General Account investment portfolio and investment assets of the Holding Company Group. The General Account's portfolio is discussed first, followed by a separate discussion on the Holding Company Group investments.

General Account Investment Portfolio

This discussion of the General Account portfolio analyzes the results of major investment asset categories, including the Closed Block's investments. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                                         General Account Investment Assets
                                                  Carrying Values
                                                  March 31, 1998
                                                   (In Millions)

                                                                                                          General
                                                                                           Holding        Account
                                        Balance           Closed                           Company       Investment
Balance Sheet Captions:                  Sheet            Block            Other            Group        Assets(1)
---------------------------------- -----------------   -------------   ---------------  --------------  -------------
Fixed maturities:
  Available for sale(2)...........  $   20,709.5       $   4,261.8     $    (108.4)     $     336.4     $   24,743.3
  Held to maturity................         139.5               -               -              139.5              -
Trading account securities........      18,682.5               -          18,682.5              -                -
Securities purchased under
  resale agreements...............      21,094.3               -          21,094.3              -                -
Mortgage loans on real estate.....       2,541.5           1,398.3             -                -            3,939.8
Equity real estate................       2,381.8             129.4            (1.5)             -            2,512.7
Policy loans......................       1,956.4           1,674.3             -                -            3,630.7
Other equity investments..........       1,512.9              74.8           496.2             11.6          1,079.9
Other invested assets.............         476.7              (1.0)          291.8             (7.9)           191.8
                                    ----------------   -------------   ---------------  --------------  -------------
  Total investments...............      69,495.1           7,537.6        40,454.9            479.6         36,098.2
Cash and cash equivalents.........         927.9              68.2           363.4             52.9            579.8
                                    ----------------   -------------   ---------------  --------------  -------------

Total.............................  $   70,423.0       $   7,605.8     $  40,818.3      $     532.5     $   36,678.0
                                    ================   =============   ===============  ==============  =============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other and Holding Company Group amounts.

(2) At March 31, 1998, the amortized cost of the General Account's available for sale fixed maturities portfolio was $23.64 billion compared with an estimated market value of $24.74 billion.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and net amortized cost of the major categories of General Account Investment Assets at March 31, 1998 and net amortized cost at December 31, 1997.

                                         General Account Investment Assets
                                               (Dollars In Millions)

                                                    March 31, 1998                               December 31, 1997
                              -----------------------------------------------------------   -----------------------------
                                                                                % of                            % of
                                                                  Net        Total Net          Net          Total Net
                                Amortized      Valuation       Amortized     Amortized       Amortized       Amortized
                                   Cost        Allowances         Cost          Cost            Cost            Cost
                              --------------- -------------   ------------- -------------   -------------   -------------
Fixed maturities(1).......... $   23,639.2    $      -        $  23,639.2        66.5%      $  22,914.5          65.0%
Mortgages....................      4,016.4          76.6          3,939.8        11.1           3,953.0          11.2
Equity real estate...........      2,863.9         351.2          2,512.7         7.1           2,637.8           7.5
Other equity investments.....      1,079.9           -            1,079.9         3.0           1,037.5           2.9
Policy loans.................      3,630.7           -            3,630.7        10.2           4,123.1          11.7
Cash and short-term
  investments................        771.6           -              771.6         2.1             607.6           1.7
                              --------------- -------------   ------------- -------------   -------------   -------------
Total........................ $   36,001.7    $    427.8      $  35,573.9       100.0%      $  35,273.5         100.0%
                              =============== =============   ============= =============   =============   =============

(1) Excludes unrealized gains of $1.10 billion and $1.07 billion in fixed maturities classified as available for sale at March 31, 1998 and December 31, 1997, respectively.

Investment Results of General Account Investment Assets

                                               Investment Results by Asset Category
                                                       (Dollars In Millions)

                                                                            Three Months Ended March 31,
                                                              ---------------------------------------------------------
                                                                         1998                          1997
                                                              ---------------------------   ---------------------------
                                                                 (1)                           (1)
                                                                Yield          Amount         Yield          Amount
                                                              -----------   -------------   -----------   -------------
Fixed Maturities:
  Income....................................................     7.78%      $     453.0        8.00%      $     435.9
  Investment Gains/(Losses).................................     0.26%             15.1        0.57%             31.3
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     8.04%      $     468.1        8.57%      $     467.2
  Ending Assets.............................................                $  23,639.2                   $  21,892.8
Mortgages:
  Income....................................................     9.89%      $      97.6        9.47%      $     104.7
  Investment Gains/(Losses).................................    (0.70)%            (6.9)       0.14%              1.6
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     9.19%      $      90.7        9.61%      $     106.3
  Ending Assets.............................................                $   3,939.8                   $   4,335.5
Equity Real Estate(2):
  Income....................................................     5.27%      $      26.6        2.09%      $      14.2
  Investment Gains/(Losses).................................     0.49%              2.5       (1.54%)           (10.5)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     5.76%      $      29.1        0.55%      $       3.7
  Ending Assets.............................................                $   1,969.5                   $   2,705.5
Other Equity Investments:
  Income....................................................    14.58%      $      38.6        6.71%      $      15.9
  Investment Gains/(Losses).................................     9.68%             25.6       (0.08%)            (0.2)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................    24.26%      $      64.2        6.63%      $      15.7
  Ending Assets.............................................                $   1,079.9                   $     938.9
Policy Loans:
  Income....................................................     7.21%      $      69.9        6.90%      $      69.0
  Ending Assets.............................................                $   3,630.7                   $   4,043.2
Cash and Short-term Investments:
  Income....................................................    11.95%      $      20.6       10.59%      $      12.6
  Ending Assets.............................................                $     771.6                   $     673.7
Total:
  Income....................................................     8.10%      $     706.3        7.59%      $     652.3
  Investment Gains/(Losses).................................     0.42%             36.3        0.26%             22.2
                                                              -----------   -------------   -----------   -------------
  Total(3)..................................................     8.52%      $     742.6        7.85%      $     674.5
  Ending Assets.............................................                $  35,030.7                   $  34,589.6


(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.

(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest.

(3) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 8.20% and 7.58% for the first quarters of 1998 and 1997, respectively.

Writedowns on fixed maturities were $6.1 million and $4.6 million for the first quarters of 1998 and 1997, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first quarters of 1998 and 1997.

                                         General Account Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
March 31, 1998
Beginning balances............................................  $     74.3         $     345.5        $     419.8
Additions.....................................................        10.0                33.9               43.9
Deductions(1).................................................        (7.7)              (28.2)             (35.9)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     76.6         $     351.2        $     427.8
                                                                ===============    ===============    ==============

March 31, 1997
Beginning balances............................................  $     64.2         $      90.4        $     154.6
Additions.....................................................        14.8                14.7               29.5
Deductions(1).................................................       (18.4)              (15.4)             (33.8)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     60.6         $      89.7        $     150.3
                                                                ===============    ===============    ==============

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

Fixed Maturities. Fixed maturities consist of publicly traded debt and privately placed debt securities and small amounts of redeemable preferred stock, which represented 74.3%, 25.1% and 0.6%, respectively, of the amortized cost of this asset category at March 31, 1998.

                                                Fixed Maturities By Credit Quality
                                                       (Dollars In Millions)

                                              March 31, 1998                           December 31, 1997
               Rating Agency      ---------------------------------------   -----------------------------------------
  NAIC          Equivalent          Amortized       % of     Estimated         Amortized        % of      Estimated
 Rating         Designation            Cost        Total     Fair Value           Cost         Total     Fair Value
---------- ---------------------- --------------- --------- -------------   ----------------- --------- --------------
    1-2    Aaa/Aa/A and Baa...... $  20,187.8        85.4%  $  21,133.7     $  19,488.9          85.0%  $  20,425.3
    3-6    Ba and lower..........     3,315.7(1)     14.0       3,448.7         3,294.9(2)       14.4       3,395.4
                                  ------------  ---------- ---------------  ------------      --------- -------------

Subtotal........................     23,503.5        99.4      24,582.4        22,783.8          99.4      23,820.7
Redeemable preferred stock
  and other.....................        135.7         0.6         160.9           130.7           0.6         166.2
                                  ------------  ----------- --------------  ------------  ------------- -------------
Total...........................  $  23,639.2       100.0%  $  24,743.3     $  22,914.5         100.0%  $  23,986.9
                                  ============  =========== ==============  ============  ============= =============


(1)  Includes Class B Notes with an amortized cost of $93.5 million, eliminated in consolidation.
(2)  Includes Class B Notes with an amortized cost of $95.2 million, eliminated in consolidation.

At March 31, 1998, The Equitable held mortgage pass-through securities with an amortized cost of $2.76 billion, $2.23 billion of CMOs, including $2.12 billion in publicly traded CMOs, and $1.54 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

                                                 Fixed Maturities
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                                   (In Millions)

                                                                                  March 31,          December 31,
                                                                                     1998                1997
                                                                                ---------------    -----------------
FIXED MATURITIES..............................................................  $   23,639.2       $    22,914.5
Problem fixed maturities......................................................          60.9                31.0
Potential problem fixed maturities............................................          38.6                17.9
Restructured fixed maturities(1)..............................................           0.2                 1.8


(1) Excludes restructured fixed maturities of $2.1million and $2.1 million that are shown as problems at March 31, 1998 and December 31, 1997, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At March 31, 1998, commercial mortgages totaled $2.30 billion (57.2% of the amortized cost of the category), agricultural loans were $1.71 billion (42.7%) and residential loans were $2.0 million (0.1%).

                                                     Mortgages
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                               (Dollars In Millions)

                                                                                  March 31,          December 31,
                                                                                     1998                1997
                                                                                ---------------    -----------------
COMMERCIAL MORTGAGES..........................................................  $   2,300.0        $     2,305.8
Problem commercial mortgages..................................................         15.0                 19.3
Potential problem commercial mortgages........................................        187.0                180.9
Restructured commercial mortgages(1)..........................................        193.3                194.9

AGRICULTURAL MORTGAGES........................................................  $   1,714.4        $     1,719.2
Problem agricultural mortgages................................................         13.3                 12.2
Potential problem agricultural mortgages......................................          7.0                  -
Restructured agricultural mortgages...........................................          1.1                  1.1


(1) No restructured commercial mortgages were shown as problems at either March 31, 1998 or December 31, 1997; excludes $57.9 million of restructured commercial mortgages that are shown as potential problems at March 31, 1998 and December 31, 1997.

The original weighted average coupon rate on the $193.3 million of restructured mortgages was 9.5%. As a result of these restructurings, the restructured weighted average coupon rate was 8.3% and the restructured weighted average cash payment rate was 7.8%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for first quarter 1998 was $0.6 million.

As of March 31, 1998, the distribution of problem commercial mortgages by property type was: retail ($14.3 million or 95.3%), hotel ($0.4 million or 2.7%) and industrial ($0.3 million or 2.0%). By state, the distribution was: Ohio ($14.3 million or 95.3%), Wyoming ($0.4 million or 2.7%) and California ($0.3 million or 2.0%). The distribution of potential problem commercial mortgages by property type was: retail ($154.0 million or 82.4%), industrial ($18.8 million or 10.1%), hotel ($12.4 million or 6.6%), apartment ($1.4 million or 0.7%) and office ($0.4 million or 0.2%). By states representing 5% or more of the total, the distribution was: New York ($102.0 million or 54.5%), Massachusetts ($26.8 million or 14.3%), Puerto Rico ($18.7 million or 10.0%), Pennsylvania ($18.4 million or 9.8%) and Ohio ($12.2 million or 6.5%).

At March 31, 1998 and 1997, respectively, management identified impaired mortgage loans with carrying values of $234.9 million and $403.5 million. The provisions for losses for these impaired mortgage loans were $71.2 million and $52.3 million at March 31, 1998 and 1997, respectively. For the first quarters of 1998 and 1997, respectively, income accrued on these loans was $4.5 million and $7.7 million, including cash received of $3.1 million and $7.6 million.

For first quarter 1998, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $67.8 million. In addition, $30.0 million of commercial mortgage loan maturity payments were scheduled, of which $23.5 million were paid as due. Of the amount not paid, $6.5 million were granted extensions; none were foreclosed, delinquent or in default for non-payment of principal.

Equity Real Estate. As of March 31, 1998, on the basis of amortized cost, the equity real estate category included $1.96 billion (68.3%) acquired as investment real estate and $906.6 million (31.7%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

Management announced in January 1998 plans to accelerate equity real estate sales over the next 12 to 15 months. During the first quarters of 1998 and 1997, respectively, proceeds from the sale of equity real estate totaled $91.0 million and $66.1 million, with gains of $35.8 million and $4.2 million.

At March 31, 1998, the vacancy rate for The Equitable's office properties was 10.6% in total, with a vacancy rate of 8.3% for properties acquired as investment real estate and 19.6% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.9% (as of December 31, 1997) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of limited partnership interests managed by third parties ($585.4 million or 54.2% of the amortized cost of this portfolio at March 31, 1998) and other equity securities ($494.5 million or 45.8%). The other equity investments can create significant volatility in investment income since they predominately are accounted for in accordance with the equity method that treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to The Equitable. Though not included in General Account Investment Assets, the excess of Separate Account assets over Separate Accounts liabilities at March 31, 1998 of $325.7 million represented an investment by the General Account principally in equity securities. Returns on all equity investments are very volatile and there can be no assurance recent performance will be sustained.


Holding Company Group Investment Portfolio

For first quarter 1998, Holding Company Group investment results were $9.2 million, as compared to $12.9 million in the year-earlier period. The decrease primarily was due to lower investment income on the Holding Company's smaller fixed maturities portfolio.

At March 31, 1998, the Holding Company Group investment portfolio's $532.5 million carrying value was made up of $475.9 million of fixed maturities ($331.3 million with an NAIC 1 rating), $45.0 million of cash and short-term investments and $11.6 million of other equity investments. At December 31, 1997, the portfolio's carrying value was $524.0 million, which included $490.6 million of fixed maturities ($418.1 million with an NAIC 1 or 2 rating), $24.3 million of cash and short-term investments and $9.1 million of other equity investments.

YEAR 2000

Year 2000 compliance efforts continue at Equitable Life, DLJ and Alliance with costs of $3.8 million, $11.0 million and $2.1 million, respectively, incurred during first quarter 1998.


LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Holding Company completed an offering under its existing shelf registration of $250.0 million 6 1/2% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028 (together the "1998 Senior Debt"), resulting in net proceeds of $591.1 million to be used for general corporate purposes. Pre-tax debt service on the 1998 Senior Debt is expected to be approximately $29.9 million in 1998, and approximately $40.8 million per annum thereafter.

On May 13, 1998, the Holding Company's Board of Directors authorized a stock repurchase program pursuant to which the Holding Company may repurchase up to 8 million shares of its common stock from time to time in the open market or through privately negotiated transactions.

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At March 31, 1998, no amounts were outstanding under either the commercial paper program or the revolving credit facility.

On March 16, 1998, members of the NAIC approved its Codification of Statutory Accounting Principles ("Codification") project. Codification provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. It is not possible to predict whether, in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Consolidated Cash Flows

The net cash used by operating activities was $1.32 billion for first quarter 1998 compared to $3.29 billion for first quarter 1997. The 1998 cash used by operations principally was due to the $874.4 million net change in trading activities and broker-dealer related receivables/payables at DLJ as increases in operating assets more than offset increases in operating liabilities and the $429.1 million change in clearing association fees and regulatory deposits. Cash used by operating activities in 1997 principally was attributable to the $2.85 billion net change in trading activities and broker-dealer related receivables/payables at DLJ reflecting an increase in operating assets and the $553.1 million reduction in accounts payable and accrued expenses.

Net cash provided by investing activities was $51.6 million for first quarter 1998 as compared to net cash used by investing activities of $116.7 million for the same period in 1997. In 1998, investment purchases exceeded sales, maturities and repayments by $87.2 million. Loans to the discontinued GIC segment were reduced by $300.0 million during first quarter 1998. Cash used by investing activities during the first three months of 1997 primarily was attributable to the increase in other invested assets partially offset by investment sales, maturities and repayments exceeding purchases by approximately $131.7 million.

Net cash provided by financing activities was $1.59 billion for first quarter 1998 as compared to $3.74 billion in first quarter 1997. During first quarter 1998, cash provided by net additions to long-term debt of $162.1 million and the net increase of $1.42 billion in short-term financing, principally at DLJ, were partially offset by withdrawals from policyholders' accounts exceeding additions by $98.1 million. Net cash provided by financing activities during first quarter 1997 primarily resulted from a $3.86 billion increase in short-term financings, principally due to net repurchase agreement activity. Withdrawals from policyholders' account balances exceeded deposits by $114.0 million during first quarter 1997.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first three months of 1998 of $330.5 million to $927.9 million.


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

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1997, except as set forth in Note 10 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended March 31, 1998.


Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 27      Financial Data Schedule

                (b) Reports on Form 8-K

                    On April 7, 1998, the Holding Company filed a Current Report on Form 8-K attaching certain exhibits relating to the issuance of the 1998 Senior Debt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Companies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 13, 1998              THE EQUITABLE COMPANIES INCORPORATED


                                   By:      /s/Stanley B. Tulin
                                            ------------------------------------
                                            Name:   Stanley B. Tulin
                                            Title:  Executive Vice President and
                                                    Chief Financial Officer


Date:    May 13, 1998                       /s/Alvin H. Fenichel
                                            ------------------------------------
                                            Alvin H. Fenichel
                                            Senior Vice President and Controller