Form 10-K
period 1998-12-31
EQUITABLE COMPANIES INC
filed 1999-03-30
CIK 888002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

      (Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          x           OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
           Title of each class                         which registered
------------------------------------   -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 1999, was approximately $6.51 billion.

As of March 22, 1999, 223,796,672 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Apart from information regarding executive officers set forth in Item 1A, the information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 1999 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 1998.

================================================================================

                                TABLE OF CONTENTS

Part I
Item 1.             Business........................................................................ 1-1
                    General......................................................................... 1-1
                    Insurance....................................................................... 1-1
                    Investment Banking.............................................................. 1-6
                    Asset Management................................................................ 1-8
                    Discontinued Operations......................................................... 1-10
                    General Account Investment Portfolio............................................ 1-10
                    Competition..................................................................... 1-14
                    Regulation...................................................................... 1-15
                    Principal Shareholder........................................................... 1-21

Item 1A.            Executive Officers.............................................................. 1A-1

Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders............................. 4-1

Part II

Item 5              Market for Registrant's Common Equity and Related Stockholder Matters........... 5-1
Item 6.             Selected Consolidated Financial Information..................................... 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................... 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...................... 7A-1
Item 8.             Financial Statements and Supplementary Data..................................... FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.......................................................... 9-1

Part III

Item 10.            Directors and Executive Officers of the Registrant.............................. 10-1
Item 11.            Executive Compensation.......................................................... 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management.................. 12-1
Item 13.            Certain Relationships and Related Transactions.................................. 13-1

Part IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K................ 14-1

Signatures          ................................................................................ S-1
Index to Exhibits   ................................................................................ E-1

                                    TOC - 1

Part I, Item 1.

                                   BUSINESS 1

General. The Equitable is a diversified financial services organization offering a broad spectrum of insurance, investment banking and asset management services. It is one of the world's largest asset managers, with total assets under management of approximately $347.5 billion at December 31, 1998. The Equitable's insurance business, conducted by Equitable Life and its subsidiaries, including EOC, is reported in the Insurance segment. The Equitable's investment banking business, conducted by DLJ, is reported in the Investment Banking segment. The Equitable's asset management business, conducted principally by Alliance, is reported in the Asset Management segment. The change in the composition of reportable segments was occasioned by the adoption of SFAS 131; The Equitable has restated the corresponding items of segment information for earlier periods. For additional information on The Equitable's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Combined Operating Results by Segment" and Notes 1 and 22 of Notes to Consolidated Financial Statements. Operating results and segment information are presented on a basis which adjusts amounts as reported in the GAAP financial statements to exclude the effect of unusual or non-recurring events and transactions as well as certain revenue and expense categories management views as not related to the base operations of the particular business. For additional information relating to these adjustments, see "MD&A - Combined Operating Results - Adjustments to GAAP Reported Earnings". AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's majority shareholder. See "Principal Shareholder".

Segment Information

Insurance

General. The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products to individuals, small groups, small and medium-size corporations, state and local governments and not-for-profit organizations. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual and group

--------
  1 As used in this Form 10-K, the term "The Equitable"  refers to The Equitable
    Companies Incorporated, a Delaware corporation (the "Holding Company"), and its consolidated subsidiaries including The Equitable Life Assurance Society of the United States ("Equitable Life"), a New York stock life insurance corporation. The term "Holding Company Group" refers collectively to the Holding Company and its non-operating subsidiaries, EQ Asset Trust 1993 (the "Trust") and The Equitable Companies Incorporated Stock Trust (the "SECT"). The term "Insurance Group" refers collectively to Equitable Life and its wholly owned subsidiary, The Equitable of Colorado, Inc. ("EOC") and, prior to its merger into Equitable Life on January 1, 1997, Equitable Variable Life Insurance Company ("EVLICO"). The term "Investment Subsidiaries" refers collectively to The Equitable's majority owned publicly traded subsidiaries, Alliance Capital Management L.P. ("Alliance"), a Delaware limited partnership, and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), a Delaware corporation, and, prior to June 10, 1997, to Equitable Life's wholly-owned subsidiary Equitable Real Estate Investment Management, Inc. ("EREIM") together with its affiliates Equitable Agri-Business, Inc. and EQ Services, Inc. (collectively referred to herein as "Equitable Real Estate"), and in each case their respective subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life, EOC and, prior to January 1, 1997, EVLICO and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of Equitable Life and, prior to January 1, 1997, EVLICO, excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated with the Insurance Group's discontinued Wind-Up Annuity and guaranteed interest contract ("GIC") lines of business which are referred to herein as "Discontinued Operations Investment Assets".

                                      1-1
insurance and annuity products. The Insurance segment accounted for approximately $4.06 billion or 37.6% of consolidated revenue for the year ended December 31, 1998. Insurance segment products are marketed in all 50 states, the District of Columbia and Puerto Rico by more than 7,400 sales associates and, through Equitable Distributors, Inc. ("EDI"), one of Equitable Life's broker-dealer subsidiaries. EDI distributes its products on a wholesale basis through major securities firms, other broker-dealers and banks. Association plans are marketed directly to clients by the Insurance Group. As of December 31, 1998, the Insurance Group had more than 3 million policy or contractholders. Equitable Life, which was established in the State of New York in 1859, has been among the largest life insurance companies in the United States for more than 100 years. For additional information on Insurance, see "MD&A - Combined Operating Results by Segment - Insurance," Note 22 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

In late 1997, The Equitable conducted a comprehensive review of its organization and strategy and identified strategic initiatives with the goal of continuing The Equitable's evolution as a premier provider of financial planning, insurance and asset management products and services. During 1998, The Equitable continued its efforts to implement the strategic initiatives. The agency management structure has been reorganized from four divisions grouped by agency size and market to 19 geographic regions with common staff and systems infrastructures, improving sales and service support at the local level. The wholesale distribution activities of EDI have been expanded to include life insurance products, in addition to the annuity products it continues to offer. Equitable Life launched a pilot program in Texas to offer fee-based financial planning and an asset management account product, each of which is intended to be introduced more broadly over the next eighteen months. EQ Access was launched, permitting customers to receive policy and account information on-line. These actions reflect management's view of products as part of an integrated-life cycle approach to meeting clients' financial needs.

One of the strategic initiatives involves making optimum use of The Equitable's family of valuable brands. In February 1999, the Board of Directors of the Holding Company proposed that the name of the Holding Company be changed to AXA Financial, Inc. This name is intended to create an overall brand for the Holding Company that will reflect the broad array of products and services that The Equitable offers and to embody the positive attributes of a global company with significant resources. Shareholders of the Holding Company are scheduled to vote on this name change at the May 19, 1999 annual meeting. If approved, the change in the Holding Company's name is expected to become effective later in 1999, concurrent with the introduction of new products and services currently being developed.

Efforts to use brands more effectively include the creation of a new brand -- AXA Advisors -- for the provision of financial advisory services and the distribution of other relationship based products and services, as well as traditional insurance and annuity products. EQ Financial Consultants, Inc. ("EQ Financial"), a broker-dealer subsidiary of Equitable Life, will be renamed AXA Advisors, Inc. and will focus on the development and management of customer relationships. This will separate the insurance and annuity companies, which will continue under the "Equitable" name, from relationship management, which will be undertaken by "AXA" named companies.

The name "AXA" and the AXA trademark are owned by Finaxa, AXA's parent. In 1996, AXA and Finaxa entered into a Licensing Agreement pursuant to which Finaxa granted AXA a non-exclusive license (the "AXA License") to use the AXA trademark in certain jurisdictions. The AXA License grants AXA the right, subject to the prior written approval of Finaxa, to grant sublicenses to companies controlled, directly or indirectly, by AXA. The AXA License may be terminated upon three months prior written notice by either party; however, Finaxa may not exercise its termination right for so long as it is AXA's largest shareholder. The right to use the name "AXA" will be sublicensed from AXA at no charge to the Holding Company nor to any subsidiary of the Holding Company. If the AXA License is terminated, any sublicenses granted would also terminate.

                                      1-2

In 1998, Equitable Life instituted a number of organizational changes to further the overall goals of the strategic initiatives. Management is now organized into the following groups: Client Relationship Group (development and management of customer relationships, including distribution of products and services), Market and Product Management Group (development and management of all products and services sold through all distribution channels), Finance and Risk Management Group (including actuarial, audit, controller's, investor relations, tax and treasurers), Investment Management Group, Information Technology Group, Corporate Development Group (competitive positioning, human resources and special projects) and a Law Department.

Products. The Insurance Group offers a portfolio of products and services designed to meet the life insurance, asset accumulation, retirement funding and estate planning needs of its customers throughout their financial life-cycles. These products include individual variable life insurance products and individual variable annuity products (both tax-qualified and non-qualified). They offer multiple Separate Account investment options, including bond funds, domestic and global equity funds, balanced funds, indexed funds, money market funds and a series of asset allocation funds, as well as guaranteed interest options. The range of investment options creates flexibility in meeting individual customer needs. Alliance currently manages most of the assets in the Insurance Group's General and Separate Accounts. Consistent with an increasing market trend to provide customers with investment choices, in 1997 the Insurance Group introduced a new mutual fund trust known as EQ Advisors Trust permitting holders of certain variable contracts to invest the assets supporting their contracts in mutual funds with unaffiliated investment advisors. These unaffiliated advisors now include: Bankers Trust Company, J.P. Morgan Investment Management Inc., Lazard Freres & Co., LLC, Massachusetts Financial Services Company, Merrill Lynch Asset Management, L.P., Morgan Stanley Asset Management, Inc., Putnam Investment Management, Inc., Rowe Price-Fleming International, Inc., T. Rowe Price Associates, Inc., Warburg, Pincus Asset Management, Inc. and Evergreen Asset Management Corp.

The Income Manager series of retirement products are annuities designed to provide for both the accumulation and distribution of retirement assets. In addition to a choice of variable funds, these products offer, during the accumulation phase, 10 market value adjusted fixed rate options which provide a guaranteed interest rate to a fixed maturity date and a market value adjustment for withdrawals or transfers prior to such date. Income Manager accumulation products offer a guaranteed minimum income benefit which, subject to certain restrictions and limitations, provides a guaranteed minimum life annuity regardless of investment performance during the accumulation phase. The Income Manager distribution products offer a lifetime income similar to traditional immediate annuities, while giving the annuitant access to cash values during the guaranteed years of the payment period.

To fund the pension plans (both defined benefit and defined contribution) of small to medium-sized employers, the Insurance Group offers annuity products tailored to the small pension market. These products offer both Separate Account and General Account investment options.

The continued growth of Separate Account assets remains a strategic objective of The Equitable. Generally, with investment funds associated with variable life insurance and variable annuity products that are placed in the Separate Accounts rather than in the General Account, the investment risk (and reward) is transferred to policyholders while The Equitable earns fee income from managing Separate Account assets. In addition, variable products, because they involve less risk to the Insurance Group than traditional products, require less capital. Separate Account options also permit policyholders to choose among a variety of investment strategies without affecting the composition of General Account assets. Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $26.66 billion to $33.05 billion at December 31, 1998, including approximately $3.1 billion invested through EQ Advisors Trust.

The Insurance Group also sells traditional whole life insurance, universal life insurance and term insurance products, and, through EQ Financial, mutual funds and investment products. During 1998, the Insurance Group's career agency force sold approximately $2.37 billion in mutual funds and other investments through EQ Financial. In addition, the Insurance Group provides its agents with access to a number of additional insurance products issued by unaffiliated insurers through EquiSource of New York, Inc., a wholly owned insurance brokerage subsidiary, and its subsidiaries and certain affiliates (collectively, "EquiSource").

                                      1-3

The Insurance Group also acts as a retrocessionaire by assuming life and annuity reinsurance from reinsurers. The Insurance Group also assumes accident, health, group long-term disability, aviation and space risks by participating in various reinsurance pools.

From July 1, 1993 through January 1998, new disability income ("DI") policies issued by Equitable Life were 80% reinsured through an arrangement with Paul Revere Life Insurance Company ("Paul Revere"). Beginning February 1998, EquiSource entered into an agreement that permits Equitable Life agents to offer DI policies of Provident Life and Accident Insurance Company ("Provident") and Equitable Life stopped underwriting new DI policies. As a result of a 1996 acquisition, Provident and Paul Revere are now affiliates, and they manage claims incurred under Equitable Life's DI policies. Equitable Life is reviewing the claims management agreement and is exploring its ability to dispose of the DI business through reinsurance. Effective September 15, 1992, the Insurance Group ceased to sell new individual major medical policies.

In light of unfavorable results from its DI business, Equitable Life completed in late 1996 a loss recognition study. The study indicated that DAC was not recoverable and the reserves were not sufficient. Therefore, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off and reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million. Based on experience that emerged on this book of business during 1997 and 1998, management continues to believe the assumptions and estimates used to develop the 1996 DI reserve strengthenings are sufficient. For additional information, see "MD&A - Combined Operating Results by Segment - Insurance - Disability Income and Group Pension Products."

The following table summarizes premiums and deposits for major Insurance product lines, combining amounts for the Closed Block and amounts for operations outside the Closed Block.

                                               Premiums and Deposits
                                                   (In Millions)

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
Individual annuities......................................   $     6,049.6       $    4,548.5       $    3,342.6
Individual life(1)........................................         2,475.7            2,431.1            2,346.7
Other(2)..................................................           383.6              394.5              398.2
Group pension.............................................           369.2              328.7              355.5
                                                            -----------------   ----------------   -----------------
Total Premiums and Deposits...............................   $     9,278.1       $    7,702.8       $    6,443.0
                                                            =================   ================   =================

(1)      Includes variable, interest-sensitive and traditional life products.
(2)      Includes reinsurance assumed and health insurance.

Markets. The Insurance Group's targeted customers include affluent and emerging affluent individuals such as professionals and owners of small businesses, as well as employees of tax-exempt organizations and existing customers. For variable life, the Insurance Group has targeted certain markets, particularly executive benefits, the estate planning market and the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income life protection markets. The Insurance Group's target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans covering 25 to 3,000 employees) and the IRA retirement planning market. The Insurance Group's Income Manager series of annuity products includes products designed to address the growing market of those at or near retirement who need to convert retirement savings into retirement income.

                                      1-4

Demographic studies suggest that, as the post-World War II "baby boom" generation ages over the next decade, there will be a corresponding growth in the number of individuals in the target market for the Insurance Group's savings-oriented products. These baby boomers have indicated a strong need for long-term financial planning services. Those studies also suggest that over the next 15 years the number of new retirees will grow significantly, expanding the size of the target market for the Insurance Group's accumulation and distribution products. In addition, the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options) continues. Management has assembled a range of financial products and planning services designed to satisfy the needs of customers in these target markets for estate planning, and for the planning for and management of retirement and education funds and other forms of long-term savings, as well as their traditional insurance protection needs.

In 1998, the Insurance Group collected premiums and deposits from policy or contractholders in all 50 states, the District of Columbia and Puerto Rico. For the Insurance Group, the states of New York (12.8%), California (7.4%), New Jersey (7.0%), Illinois (5.9%), Michigan (5.7%), Pennsylvania (5.5%) and Florida (5.3%) contributed the greatest amounts of premiums (accounted for on a statutory basis), and no other state represented more than 5% of the Insurance Group's statutory premiums. The Insurance Group also issued policies to individuals who were non-U.S. citizens, but premiums from all non-U.S. citizens represented less than 1% of the Insurance Group's 1998 aggregate statutory premiums.

Distribution. Retail distribution of products is accomplished by more than 7,400 sales associates (both career agents and individuals who are actively engaged in other professions, in addition to offering Insurance segment products) organized into 19 geographic regions across the United States. The Insurance Group provides sales associates with training, marketing and sales support. After an initial training period, sales associates are compensated by commissions based on product sales levels and key profitability factors, including persistency. The Insurance Group sponsors pension and other benefit plans and sales incentive programs for its agents to focus their sales efforts on the Insurance Group's products. Most of the Insurance Group's sales associates are not prohibited from selling traditional insurance products offered by other companies. Equitable Life's Law Department maintains a Compliance Group staffed with compliance professionals who, working together with attorneys and other professionals in the Law Department, review and approve advertising and sales literature prior to use by the Insurance Group and monitor customer complaints. In 1998, Equitable Life became a member of a voluntary market conduct compliance association. See "Regulation - Market Conduct".

As of December 31, 1998, nearly all of the Insurance Group's career agents were licensed to sell variable insurance and annuity products as well as certain investment products, including mutual funds. The Insurance Group leads the insurance industry in the number of agents and employees who hold both the Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC) designations, which are awarded by The American College, a professional organization for insurance and financial planning professionals. Management believes the professionalism of its sales force provides it with a competitive advantage in the marketing of the Insurance Group's sophisticated insurance products. Sales associates are now beginning to receive significant additional training and licensing which will permit them to offer new products and services. This succeeds the efforts of the Insurance Group, begun under EQ Financial, which had introduced in 1996 a program for qualified associates to offer fee-based financial plans, products and seminars.

In a continuing effort to enhance the quality of the Insurance Group's agency force, during 1998 management continued its successful recruiting efforts to attract professionals from fields such as accounting, banking and law. Management believes the knowledge and experience of these individuals enables them to add significant value to client service and that recruiting more experienced individuals has had a positive impact on the retention and productivity rates of first year agents.

                                      1-5

Management's needs-based selling strategy begins with its Financial Fitness Profile(R), a sales approach and software package designed to make the client's long-term financial needs the key ingredient of the sales process. Many members of the Insurance Group's sales force use Financial Fitness Profile(R) to identify a client's financial goals and needs in order to develop a comprehensive financial strategy addressing the client's unique situation. Management believes Financial Fitness Profile(R) adds significant value to client service and provides an excellent foundation for building long-term relationships with the Insurance Group's customers. In connection with the offering of new financial planning services, Financial Fitness Profile(R) is being updated and expanded.

During 1996, EDI, Equitable Life's wholesale distribution company, was created to offer the Income Manager series of products to securities firms, broker-dealers and banks. EDI currently employs 51 field and 93 home office personnel. EDI began marketing Income Manager products in November 1996 through a major securities firm and several regional broker-dealer firms. By year end 1998, EDI had executed sales agreements with a total of 277 broker-dealers, five major securities firms and 38 banks. In 1998, major securities firms, other broker-dealers and banks accounted for 62.9% of all Income Manager products sales. During 1998, variable life insurance products were first offered through EDI. Management continues to explore other Equitable products and services that may be offered through EDI. During 1998, the agency force continued to incorporate the Income Manager series of products into their sales process.

Equitable Life has centralized its life insurance processing and servicing functions in a new National Operations Center in Charlotte, North Carolina; has closed the operations facilities in Des Moines, Iowa and Fresno, California; and is in the process of closing its service center in New York. These changes are intended to enhance service to policyholders, streamline operations and provide cost savings. The transition is expected to be completed in the first half of 1999.

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

In 1997, the Insurance Group put in place a program under which it cedes 90% of mortality risk on substantially all new variable life, universal life and term life policies. In addition, the Insurance Group generally limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. Automatic reinsurance arrangements permit single-life and second-to-die policies to be written up to $35.0 million. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. Therefore, the Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also assumes mortality risk as a reinsurer. Mortality risk through reinsurance assumed is limited to $5.0 million on single-life policies and on second-to-die policies. For additional information on the Insurance Group's reinsurance agreements, see Note 13 of Notes to Consolidated Financial Statements.

Investment Banking

The Investment Banking segment, which includes DLJ, a leading integrated investment and merchant bank, serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading; merchant banking; financial advisory services; investment research; venture capital; correspondent brokerage services; securities lending; online interactive brokerage services; and asset

                                      1-6
management and other advisory services. Investment Banking revenues, which amounted to $5.42 billion for the year ended December 31, 1998, or 50.1% of The Equitable's operating revenues, consist primarily of commissions, underwriting spreads, fees on merger and acquisition, private placement, asset management and other advisory services, principal transactions (both trading and investment revenues) and other (primarily dividends and miscellaneous transaction revenues). At December 31, 1998, after giving effect to July 1998 purchases of shares of DLJ's common stock by the Holding Company and Equitable Life, The Equitable owned approximately 72.2% of DLJ's common stock. Assuming full vesting of restricted stock units and full exercise of all outstanding options, including those issued in January 1999, The Equitable would own approximately 56.6% of DLJ's common stock. See "MD&A - Combined Operating Results by Segment - Investment Banking".

In 1998 and prior years, DLJ conducted its business through three principal operating groups: the Banking Group, the Capital Markets Group, and the Financial Services Group. DLJ's Banking Group (which includes the Investment Banking group, the Merchant Banking/Principal Investing group and the Sprout Group) is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and in Europe, Asia and Latin America. Through Investment Banking, DLJ manages and underwrites public offerings of securities, arranges private placements, originates investment-grade debt, underwrites and syndicates senior bank debt and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Its Merchant Banking/Principal Investing group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, DLJ and its employees. The Sprout Group is Wall Street's oldest venture capital firm. In 1998, the Banking Group expanded its capabilities in the technology, telecommunications, and financial services industries. In addition, significant progress was made in establishing a strong presence in Europe, Asia and Latin America. New offices were opened in Paris, Moscow, Buenos Aires and Seoul, and the London office added 80 employees.

The Equities Division of the Capital Markets Group provides domestic and foreign institutional clients with global research, trading and sales services in U.S. listed and over-the-counter equities, and foreign equities trading. Autranet is one of the oldest distributors of research and investment material. The Fixed Income Division of the Capital Markets Group provides institutional clients with research, trading and sales services for a broad range of fixed-income products, and distributes fixed-income securities in connection with offerings underwritten by DLJ. In addition, DLJ's Equity Derivatives Division provides a broad range of equity and index option products. In 1998, the division initiated an aggressive worldwide expansion plan, successfully launching the International Equities Group, a research, sales and trading operation dedicated to non-U.S. securities.

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries that represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for financial institutions which collectively maintain over 2.5 million active customer accounts. Through its Asset Management Group, DLJ provides cash management, investment advisory and trust services primarily to high net worth individuals and families. DLJ's Investment Services Group provides access to DLJ's equity and fixed income research, trading services and underwriting to a broad mix of private clients. DLJdirect is a leading provider of online discount brokerage and related investment services, offering customers automated securities order placement through the Internet and online service providers. DLJdirect's broad range of investment services is targeted at self-directed, sophisticated online investors, who on average have higher account balances than other online investors.

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

                                      1-7

In 1998, DLJ continued to make strides toward achieving the goal of establishing a strong international presence. DLJ launched an international equities business headquartered in London and opened investment banking offices in Buenos Aires, Hong Kong, Moscow, Paris and Seoul. The Merchant Banking Group has expanded its international efforts, with investments in the UK, Italy, France, Argentina and Brazil. At December 31, 1998 and 1997, total net revenues related to DLJ's foreign operations were approximately $327.3 million and $371.1 million, respectively. At December 31, 1998 and 1997, total foreign assets were approximately $10.9 billion and $8.6 billion, respectively.

In March 1999, DLJ filed a registration statement with the Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business. In March 1999, DLJ also filed a registration statement with the Commission which enables it to issue, from time to time, up to $2 billion of senior or subordinated debt securities or preferred stock and issued $650 million of 5 7/8% Senior Notes due 2002.

For additional information about DLJ, see "MD&A - Combined Operating Results by Segment - Investment Banking" and DLJ's Annual Report on Form 10-K for the year ended December 31, 1998.

Asset Management

General. The Asset Management segment, which includes Alliance, one of the nation's largest investment advisors, provides diversified investment management services to the Insurance Group and to a variety of institutional clients, including corporate and public employee pension funds, endowments, foundations and other domestic and foreign financial institutions, as well as to high net-worth individuals and, through various investment vehicles, to individual investors. This segment includes institutional Separate Accounts ($10.3 billion at December 31, 1998) which provide various investment options for large group pension clients, primarily defined benefit contribution plans, through pooled or single group accounts. The segment also includes the results of ERE which provided real estate investment management services, property management services, mortgage servicing and loan asset management and agricultural investment management services, but only through June 10, 1997, the date of ERE's sale. The Asset Management segment in 1998 accounted for approximately $1.33 billion or 12.3% of operating revenues. In recent years, rapid growth in sales of mutual funds to individuals and retail clients has augmented the traditional focus on institutional markets. For additional information on Alliance, including its results of operations, see "Regulation" and "MD&A - Combined Operating Results by Segment - Asset Management".

As of December 31, 1998, Alliance had approximately $286.7 billion in assets under management (including $262.5 billion for third party clients). Alliance's assets under management at December 31, 1998 included approximately $168.1 billion from separately managed accounts for institutional investors and high net worth individuals and approximately $60.7 billion from mutual fund accounts. Alliance's greatest growth in recent years has been in products for individual investors, primarily mutual funds, which generate relatively high management and servicing fees as compared to fees charged to separately managed accounts. As of December 31, 1998, The Equitable owned a 1% general partnership interest in Alliance and approximately 56.7% of the units representing assignments of beneficial ownership of limited partnership interests in Alliance ("Alliance Units").

Alliance's asset management business can be divided into separately managed accounts and mutual funds management. Alliance's separately managed accounts consist primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts for institutional investors and high net worth individuals. Alliance's mutual funds management services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

                                      1-8

Separately Managed Accounts - At December 31, 1998, separately managed accounts (other than investment companies and deposit accounts) represented approximately 59% of Alliance's total assets under management while the fees earned from the management of those accounts represented approximately 28% of Alliance's revenues for the year ended December 31, 1998. Alliance's separately managed account business consists primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts. Alliance also provides active management for international (non U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation portfolios, venture capital portfolios, investment partnership portfolios known as hedge funds and portfolios that invest in real estate investment trusts. In addition, Alliance provides "passive" management services for equity, fixed income and international accounts.

As of December 31, 1998, Alliance acted as investment manager for approximately 1,889 separately managed accounts (other than investment companies) which include corporate employee benefit plans, public employee retirement systems, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions and the General and certain of the Separate Accounts of Equitable Life and its insurance company subsidiary. The General and Separate Accounts of the Insurance Group are Alliance's largest institutional clients. Alliance's separately managed accounts are managed pursuant to written investment management agreements between the clients and Alliance, which are usually terminable at any time or upon relatively short notice by either party.

Mutual Funds Management - Alliance also (i) manages The Hudson River Trust which is one of the funding vehicles for the individual variable life insurance and annuity products offered by the Insurance Group; (ii) manages and sponsors a broad range of open-end and closed-end mutual funds other than The Hudson River Trust ("Alliance Mutual Funds"); (iii) provides cash management services (money market funds and Federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies, and other financial intermediaries; (iv) manages and sponsors certain structured products and (v) manages and sponsors certain hedge funds. The assets comprising The Hudson River Trust, all Alliance Mutual Funds and deposit accounts on December 31, 1998, amounted to approximately $118.6 billion.

Revenues - Asset management revenues consist primarily of investment advisory and service fees generally based on the value of assets under management. Certain investment advisory agreements also provide for the payment of performance fees when investment performance exceeds a contractual benchmark. Fees charged vary with the type of account managed (mutual fund, institutional separate account, individual managed account) and the nature of the assets being managed (money market funds, equities, fixed income investments). The Asset Management segment also generates distribution plan fees consisting of reimbursement of mutual fund distribution expenses, and administrative and transfer agency service fees provided to Alliance mutual funds and money market funds. Other Asset Management revenues consist primarily of interest, dividends and commissions on shares of mutual funds sold with conventional front-end sales charges.

Taxation - On August 6, 1997, Alliance announced its intention to utilize a new election made available under the Taxpayer Relief Act of 1997 to maintain partnership tax status and pay a 3.5% tax on partnership gross income, which reduced 1998 distributions by Alliance by approximately 10% from what they would have been under the former tax structure. Under prior tax law, Alliance, as a partnership, generally was not subject to Federal income tax. Alliance generally is not subject to state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of Alliance are subject to Federal, state and local income taxes. Its subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdictions where they are located. On December 30, 1997 Alliance announced its intention to make an election under Section 754 of the Code to adjust the tax basis of its assets in connection with sales and exchanges of Alliance Units in the secondary market after January 1, 1998. Purchasers of Alliance Units on or after that date will be entitled to claim deductions for their proportionate share of Alliance's amortizable and depreciable assets. The election will have no direct effect on Alliance Units held by The Equitable.

For additional information about Alliance, see "MD&A - Combined Results of Operations by Segment - Asset Management" and Alliance's Annual Report on Form 10-K for the year ended December 31, 1998.

                                      1-9

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

Assets Under Management and Fees

The Equitable continues to pursue its strategy of increasing third party assets under management. The Investment Banking and Asset Management segments continue to add third party assets under management, and provide asset management services to the Insurance Group. Of the $347.5 billion of assets under management at December 31, 1998, $294.6 billion (or 83.9%) were managed for third parties, including $252.7 billion for domestic and overseas investors, mutual funds, pension funds and endowment funds and $41.9 billion for the Insurance Group's Separate Accounts, and $52.9 billion principally for the Insurance Group General Account and invested assets of subsidiaries. Of the $1,144.0 million of fees for assets under management received for the year ended December 31, 1998, $1,095.7 million were received from third parties, including $999.3 million from unaffiliated third parties and $96.4 million in respect of Separate Accounts, and $48.3 million from the Insurance Group. For additional information on fees and assets under management, see "MD&A - Combined Operating Results by Segment Fees and Assets Under Management."

Discontinued Operations

In September 1991, The Equitable discontinued the operations of the Wind-Up Annuity and GIC lines of business, reflecting management's strategic decision to focus its attention and capital on its core businesses. Discontinued operations includes Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans, and GIC products pursuant to which Equitable Life is contractually obligated to credit an interest rate which was set at the date of issue. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. At December 31, 1998, $1.02 billion of contractholder liabilities were outstanding, substantially all of which were related to Wind-Up Annuities. For additional information, see Note 8 of Notes to Consolidated Financial Statements and "MD&A
- Discontinued Operations".

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

Although all the assets of the General Account of each insurer in the Insurance Group support all of that insurer's liabilities, the Insurance Group has developed an asset/liability management approach with separate investment segments for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage such product line's return and liquidity requirements. Specific investments frequently meet the requirements of, and are acquired by, more than one investment segment, with each such investment segment holding a pro rata interest in such investments and the investment return therefrom.

                                      1-10

The Closed Block assets and results are a part of continuing operations and have been combined in the MD&A on a line-by-line basis with assets and results outside of the Closed Block. Management discusses the Closed Block assets and the assets outside of the Closed Block on a combined basis as General Account Investment Assets. The General Account Investment Assets are discussed below. For further information on these portfolios and on Discontinued Operations Investment Assets, see "MD&A - Continuing Operations Investment Portfolio" and "Discontinued Operations". Most individual investments in the portfolios of discontinued operations are also included in General Account Investment Assets. For more information on the Closed Block, see Notes 2 and 7 of Notes to Consolidated Financial Statements.

The following table summarizes General Account Investment Assets by asset category at December 31, 1998.

                                         General Account Investment Assets
                                                Net Amortized Cost
                                               (Dollars In Millions)

                                                                                   Amount           % of Total
                                                                              -----------------  -----------------
Fixed maturities(1).........................................................   $   22,804.8               64.9%
Mortgages...................................................................        4,443.3               12.7
Equity real estate..........................................................        1,774.1                5.1
Other equity investments....................................................          769.4                2.2
Policy loans................................................................        3,727.9               10.6
Cash and short-term investments(2)..........................................        1,597.8                4.5
                                                                              -----------------  -----------------
Total.......................................................................   $   35,117.3              100.0%
                                                                              =================  =================

(1) Excludes unrealized gains of $814.3 million on fixed maturities classified as available for sale. (2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets"caption on the consolidated balance sheet.

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

Fixed Maturities. As of December 31, 1998, the fixed maturities category was the largest asset class of General Account Investment Assets with $22.80 billion in net amortized cost or 64.9% of total General Account Investment Assets. The fixed maturities category consists of both investment grade and below investment grade public and private debt securities, as well as small amounts of redeemable preferred stock. As of December 31, 1998, publicly traded debt securities represented 74.0% of the amortized cost of the asset category, and privately placed debt securities and redeemable preferred stock represented 24.9% and 1.1%, respectively. As of December 31, 1998, 85.1% ($19.40 billion) of the amortized cost of fixed maturities were rated investment grade (National Association of Insurance Commissioners ("NAIC") bond rating 1 or 2).

                                      1-11

The following table summarizes fixed maturities by remaining average life as of December 31, 1998.

                          Fixed Maturity Investments By
                             Remaining Average Life
                                  (In Millions)

                                                                Amortized
                                                                   Cost
                                                             -----------------
                                                              (In Millions)
Due in one year or less....................................   $       433.2
Due in years two through five..............................         4,985.5
Due in years six through ten...............................         8,466.9
Due after ten years........................................         4,503.4
Mortgage-backed securities(1)..............................         4,415.8
                                                             -----------------
Total......................................................   $    22,804.8
                                                             =================

(1) Includes redeemable preferred stock.

Investment grade fixed maturities (which include redeemable preferred stocks) include the securities of 1,023 different issuers, with no individual issuer representing more than 0.9% of investment grade fixed maturities as a whole. The investment grade fixed maturities are also diversified by industry, with investments in manufacturing (24.6%), banking (16.1%), finance (12.7%), utilities (12.4%), and transportation (7.7%) representing the five largest allocations of investment grade fixed maturities at December 31, 1998. No other industry represented more than 4.0% of the investment grade fixed maturities portfolio at that date.

Below investment grade fixed maturities (NAIC bond rating 3 through 6 and redeemable preferred stocks) include the securities of over 397 different issuers with no individual issuer representing more than 2.3% of below investment grade fixed maturities as a whole. At December 31, 1998, the five largest industries represented in these below investment grade fixed maturities were manufacturing (50.0%), communications (8.2%), finance (7.2%), agriculture/mining/construction (6.7%) and wholesale and retail (5.4%). No other industry represented more than 4.2% of this portfolio. The General Account also has interests in below investment grade fixed maturities through equity interests in a number of high yield funds. See "Other Equity Investments".

For further information regarding fixed maturities, see "MD&A - Continuing Operations Investment Portfolio Investment Results of General Account Investment Assets - Fixed Maturities".

Mortgages. As of December 31, 1998, measured by amortized cost, commercial mortgages totaled $2.66 billion (59.3% of the amortized cost of the category), agricultural loans were $1.83 billion (40.7%) and residential loans were $1.1 million (0.0%). As of December 31, 1998, 98.3% of all commercial mortgage loans, measured by amortized cost, bore a fixed interest rate.

Commercial Mortgages - Commercial mortgages, substantially all of which are made on a non-recourse basis, consist primarily of fixed rate first mortgages on completed properties. As of December 31, 1998, first mortgages (which include all mortgages where no other lender holds a senior position to Equitable Life) represented $2.66 billion (99.9%) of the amortized cost of the commercial mortgage portfolio. There were no construction or land loans in the category. Valuation allowances of $45.4 million are held against the portfolio. As of December 31, 1998, there were 252 individual commercial mortgage loans collateralized by office buildings (amortized cost of $1,366.0 million), retail properties ($583.3 million), hotels ($307.0 million), industrial properties ($150.3 million) and apartment buildings ($254.1 million).

                                      1-12

For information regarding the maturity and principal repayment schedule for the commercial mortgage portfolio as of December 31, 1998, and problem, potential problem and restructured commercial mortgage loans, see "MD&A Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Mortgages".

Agricultural Mortgages - The agricultural mortgage loans add diversity to the mortgage loan portfolio. As of December 31, 1998, there were approximately 4,378 outstanding agricultural mortgages with an aggregate amortized cost of $1.83 billion. As of December 31, 1998, 30.5%, 22.9%, 20.3% and 13.8% of these assets were collateralized by land used for grain crops, fruit/vine/timber, general farm purposes and ranch and livestock, respectively, and no other land use category collateralized more than 8.0% of these loans. Of the properties collateralizing these loans, 28.0% were located in California and no more than 8.6% are located in any other single state.

Equity Real Estate. The $1.99 billion amortized cost of the equity real estate category consists of office ($1,290.4 million), retail ($258.0 million), land and other ($202.0 million) and no other category comprised more than 6.0% of the portfolio. Valuation allowances of $211.8 million are held against the portfolio. Office properties are primarily significant downtown buildings in major cities. Measured by amortized cost, 19.6%, 16.6%, and 14.4% of these properties are located in New York, California and Massachusetts, respectively, and no more than 10.5% were located in any other state.

In January 1998, management announced a program to sell a significant portion of its equity real estate portfolio over the following 12 to 15 months. By year end 1998, proceeds from the sale of equity real estate totaled $1.34 billion. At December 31, 1998, the remaining held for sale equity real estate portfolio's depreciated cost for continuing and discontinued operations totaled $1.39 billion, excluding related valuation allowances of $246.6 million. For additional information regarding the equity real estate portfolio and the impact of the equity real estate sales program on Equitable Life's results of operations for the year ended December 31, 1998, see "MD&A Combined Operating Results" and "Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Equity Real Estate" and "- Discontinued Operations".

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests, alternative limited partnerships and common stock and other equity securities. Alternative funds utilize trading strategies that may be leveraged, and attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. As demonstrated by the market volatility and negative returns experienced in the second half of 1998, returns on equity investments are very volatile and investment results for any period are not representative of any other period. Though not included in the General Account's other equity investments discussed above, the excess of Separate Accounts assets over Separate Accounts liabilities at December 31, 1998 of $89.4 million represented an investment by the General Account principally in equity securities. See "MD&A Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Other Equity Investments".

Commencing in third quarter 1998, in response to a perceived increase in the price volatility of publicly-traded equity markets, The Equitable began to reduce its holdings of common stock investments. With the persistence of high price volatility, The Equitable now believes that publicly-traded common stocks should be actively managed to control risk and generate investment returns. Effective January 1, 1999, The Equitable has designated all investments in publicly-traded equity securities in the General Account and Holding Company Group portfolios as "trading securities" for the purpose of classification under SFAS No. 115 and all changes in the investments' fair value will be reported through earnings.

Holding Company Group

At December 31, 1998, the Holding Company Group held investments with a carrying value of $670.5 million, made up of fixed maturities ($581.5 million or 86.7%), cash and short-term securities ($41.3 million or 6.2%) and other equity investments ($47.7 million or 7.1%). For additional information, see "MD&A - Liquidity and Capital Resources - The Holding Company" and "- Market Risk, Risk Management and Derivative Financial Instruments - Other-Than-Trading Activities
- Insurance".

                                      1-13

Employees and Agents

As of December 31, 1998, The Equitable had approximately 14,700 employees. Of these, approximately 4,200 were employed by the Insurance Group and approximately 10,500 were employed by the Investment Subsidiaries. In addition, the Insurance Group had more than 7,400 sales associates. Management believes relations with employees and sales associates are good.

Competition

Insurance. There is strong competition among companies seeking clients for the types of insurance, annuity and group pension products sold by the Insurance Group. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. In addition, the Insurance Group competes with banks and other financial institutions for sales of annuity products and, to a lesser extent, life insurance products and with mutual funds, investment advisers and other financial entities for the investment of savings dollars.

The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength and professionalism of the sales force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, investment management performance. Management believes the registration of nearly all of its agency force with the National Association of Securities Dealers, Inc. ("NASD") and the training provided to sales associates by the Insurance Group provide a competitive advantage in effectively penetrating and communicating with its target markets. In the wholesale distribution channels, the Insurance Group's competitive advantage comes from a strong brand, innovative products and sales support to retail customers.

Ratings are an important factor in establishing the competitive position of insurance companies. As of December 31, 1998, the financial strength or claims-paying rating of Equitable Life was AA- from Standard & Poor's Corporation (4th highest of 22 ratings), Aa3 from Moody's Investors Service (4th highest of 21 ratings), A from A.M. Best Company, Inc. (3rd highest of 16 ratings), AA from Fitch Investors Service, L.P. (3rd highest of 18 ratings) and AA- from Duff & Phelps Credit Rating Co. (4th highest of 18 ratings).

During 1999, management may from time to time explore selective acquisition opportunities in The Equitable's core insurance and asset management businesses.

Asset Management. The investment management industry is highly competitive and new entrants continually are attracted to it. No single competitor, or any small group of competitors, is dominant in the industry. Alliance is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than Alliance. Alliance competes with other investment managers primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Consultants also play a major role in the selection of managers for pension funds.

Many of the firms competing with Alliance for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the range of mutual funds and cash management services offered, investment performance, quality in servicing customer accounts and the capacity to provide financial incentives to financial intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" distribution plans and the manager's own resources.

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

                                      1-14

Investment Banking. DLJ encounters significant competition in all aspects of the securities business and competes worldwide directly with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than DLJ. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. As a result of pending legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the future. Such competition could also affect DLJ's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing DLJ's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. DLJ's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

Regulation

State Supervision. The Insurance Group is licensed to transact its insurance business in, and is subject to extensive regulation and supervision by, insurance regulators in all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the Superintendent of the New York Insurance Department. The extent of state regulation varies, but most jurisdictions have laws and regulations governing standards of solvency, levels of reserves, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. The New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred. The Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular examinations of the Insurance Group's operations and accounts, and make occasional requests for particular information from the Insurance Group. Equitable Life is in the process of completing its response to subpoenas issued in January 1998 by the Florida Attorney General and the Florida Department of Insurance requesting, among other things, documents relating to various sales practices.

Holding Company Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on transactions such as the transfer of assets, loans or the payment of dividends between an insurer and its affiliates. Under such laws, transfers of assets, loans or dividends by Equitable Life to the Holding Company may be subject to prior notice or approval depending on the size of such transactions or payments. Equitable Life has agreed in an undertaking to the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) the Holding Company (and certain affiliates, including AXA). Changes in control (generally presumed at a threshold of 10% or more of outstanding voting securities) are also regulated by these laws.

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

                                      1-15

AVR requires life insurers to establish statutory reserves for substantially all invested assets other than policy loans and life insurance subsidiaries. AVR generally captures all realized and unrealized gains or losses on invested assets, other than those resulting from changes in interest rates. Each year the amount of an insurer's AVR will fluctuate as additional gains or losses are absorbed by the reserve. To adjust for such changes over time, an annual contribution must be made to AVR equal to a basic contribution plus 20% of the difference between the reserve objective and the actual AVR. In addition, voluntary contributions to the AVR are permitted, to the extent that AVR does not exceed its maximum level. (The basic contribution, reserve objective and maximum reserve are each determined annually according to the type and quality of an insurer's assets.) As of December 31, 1998, the reserve objective for the assets of the Insurance Group was $1.4 billion and the actual AVR was $1.6 billion.

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

In 1998, the AVR decreased statutory surplus by $111.8 million and the IMR decreased statutory surplus by $10.8 million, as compared to decreases of $147.0 million and $14.6 million, respectively, in 1997. The decrease in statutory surplus caused by the AVR in 1998 primarily was a result of unrealized gains on subsidiaries. The decrease caused by the IMR resulted from realized gains due to changes in interest rates.

Changes in statutory surplus resulting from increases or decreases in AVR and IMR impact the funds available for shareholder dividends. See "Shareholder Dividend Restrictions". AVR and IMR are not included in financial statements prepared in conformity with GAAP. Asset valuation allowances reflected in consolidated financial statements included herein are established under GAAP. While the future effect of both AVR and IMR on the Insurance Group's statutory surplus will depend on the actual composition (both as to type and quality) of the Insurance Group's assets and gains/losses, management does not expect these reserves will reduce its statutory surplus to levels that would constrain the growth of the Insurance Group's operations. See "Regulation Statutory Surplus and Capital".

Surplus Relief Reinsurance. The Insurance Group uses surplus relief reinsurance, which has no GAAP financial reporting effect other than from the associated expense and risk charge and administrative costs. However, surplus relief reinsurance does have the effect of increasing current statutory surplus while reducing future statutory earnings. As of December 31, 1998, $111.0 million (2.3%) of the Insurance Group's total statutory capital (capital, surplus and AVR) resulted from surplus relief reinsurance. Management reduced surplus relief reinsurance by approximately $54.2 million in 1998 and by $553.0 million since December 31, 1992. Management currently intends to eliminate all surplus relief reinsurance by December 31, 2000. Such reductions will reduce the amount of the Insurance Group's statutory surplus on a dollar-for-dollar basis. The ability of Equitable Life to pay dividends to the Holding Company may be affected by the reduction of statutory earnings caused by reductions in the levels of surplus relief reinsurance. See "Shareholder Dividend Restrictions".

Management believes the Insurance Group's surplus relief reinsurance agreements are in substantial compliance with all applicable regulations.

NAIC Ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates a number of financial ratios to assist state regulators in monitoring the financial condition of insurance companies. Twelve ratios were calculated based on the 1998 statutory financial statements. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments. For Equitable Life's 1998 statutory financial statements, no ratios fell outside of the "usual range".

                                      1-16

Statutory Surplus and Capital. As licensed insurers in each of the 50 states of the United States, members of the Insurance Group are subject to the supervision of the regulators of each such state. Such regulators have the discretionary authority, in connection with the continual licensing of any member of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. The Equitable does not believe the current or anticipated levels of statutory surplus of the Insurance Group present a material risk that any such regulator would limit the amount of new insurance business the Insurance Group may issue.

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

Risk-Based Capital. Life insurers are subject to risk-based capital ("RBC") guidelines which provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes taking into account the risk characteristics of the company's investments and products. The RBC requirements establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The New York Insurance Law gives the insurance commissioner explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose adjusted capital does not meet the minimum acceptable level. Equitable Life's RBC ratio has improved in each of the last four years, and management believes that Equitable Life's statutory capital, as measured by its year end 1998 RBC, is adequate to support its current business needs and financial ratings.

Shareholder Dividend Restrictions. Since the demutualization, the Holding Company has not received any dividends from Equitable Life. Under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent, who by statute has broad discretion in such matters, does not disapprove the distribution. See Note 21 of Notes to Consolidated Financial Statements. In 1999, Equitable Life expects to review with the New York Insurance Department the potential for paying a dividend to the Holding Company.

Regulation of Investments. The Insurance Group is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and other equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, require divestiture. As of December 31, 1998, the Insurance Group's investments were in substantial compliance with all such regulations.

Federal Initiatives. Although the Federal government generally does not directly regulate the insurance business, many Federal laws affect the business in a variety of ways. There are a number of existing or recently proposed Federal laws which may significantly affect the Insurance Group, including employee benefits regulation, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies and the taxation of insurance products. These initiatives are generally in a preliminary stage and consequently management cannot assess their potential impact on the Insurance Group at this time.

                                      1-17

The Administration's year 2000 budget proposals announced in February 1999 contain provisions which, if enacted, could have an adverse impact on sales of business-owned life insurance and sales of cash value life insurance in connection with certain employer welfare benefit plans. In addition, certain provisions would affect the taxation of insurance companies, including a requirement to capitalize increased percentages of their net premiums to approximate acquisition costs for certain categories of insurance contracts. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted nor what the effect of any such legislation might be.

ERISA Considerations. The Insurance Group and the Investment Subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions or breach their duties to ERISA-covered plans. In a case decided by the United States Supreme Court in December, 1993 (John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank) the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations should be applied with respect to the assets underlying the nonguaranteed components. Although Equitable Life has not issued contracts identical to the one involved in Harris Trust, some of its policies relating to ERISA-covered plans could be deemed to have nonguaranteed components subject to the principles announced by the Court. During 1994 and 1998, Equitable Life added additional guarantees to certain of these contracts.

The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. Prohibited Transaction Exemption 95-60, granted by the DOL on July 7, 1995, exempted from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. In August 1996, Congress added
Section 401(c) to ERISA, which required the DOL to issue a final regulation by December 31, 1997 defining the circumstances in which an insurer will be deemed to have a safe harbor from ERISA liability for general account contracts that are not guaranteed benefit contracts issued on or before December 31, 1998. Thereafter, newly issued general account contracts that are not guaranteed benefit contracts must comply with the applicable fiduciary provisions of ERISA. In December 1997, the DOL issued proposed regulations which provide for such a safe harbor if (i) the decision to purchase the policy is made by an independent fiduciary, (ii) certain disclosures are made by the insurer prior to entering into the contract and during the life of the contract, (iii) the insurer provides certain termination and withdrawal rights and (iv) certain general prudence standards for the management of the insurer's general account are followed. The proposed regulations did not define or give guidance as to what type of contracts would be considered guaranteed benefit contracts and the DOL has not yet issued final regulations in this matter. In December 1998, Equitable Life obtained an opinion of outside counsel that its group annuity contracts were guaranteed benefit contracts and that, as a consequence, its general account assets underlying these contracts were not plan assets for ERISA purposes.

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

                                      1-18

Market Conduct. The Insurance Marketplace Standards Association ("IMSA") is a voluntary market conduct compliance association whose mission is to improve standards of ethical market conduct. In 1998, Equitable Life became a member of IMSA, which required Equitable Life to adopt IMSA's "Principles and Code of Ethical Market Conduct", and in conformity with IMSA's Assessment Handbook, to conduct a self-assessment regarding Equitable Life's practices in the marketing and sales of individually-sold life and annuity products, and to have an independent IMSA-approved assessor determine that Equitable Life had a reasonable basis for its findings.

Securities Laws. The Equitable, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Equitable Life has complied voluntarily with the Commission's limited inspection and inquiry concerning the marketing and sales practices associated with variable insurance products. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). Equitable Life, EQ Financial, EDI, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and certain other subsidiaries of The Equitable are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation (as discussed below in "Investment Banking" with reference to DLJSC), and are members of, and subject to regulation by, the NASD and various other self regulatory organizations ("SROs"). As a result of registration under the Exchange Act and SRO memberships, the Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, required procedures for trading on securities exchanges and in over-the-counter markets, and procedures for the clearance and settlement of trades. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

Equitable Life, EQ Financial and certain of the Investment Subsidiaries also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by the Investment Subsidiaries, including a variety of mutual funds and other pooled investment vehicles, are registered with the Commission under the Investment Company Act. All aspects of Equitable Life's and the Investment Subsidiaries' investment advisory activities are subject to various Federal and state laws and regulations and to the law in those foreign countries in which they conduct business. Such laws and regulations relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under the Federal securities laws. The failure to comply with such laws may result in possible sanctions including the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and/or fines.

Investment Banking. DLJ's business and the securities industry in general are subject to extensive regulation in the United States at both the Federal and state level as well as by industry SROs. A number of Federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. DLJSC is registered as a broker-dealer with the Commission and in all 50 states and the District of Columbia, as a futures commission merchant

                                      1-19
with the Commodities Futures Trading Commission (the "CFTC"), as an investment advisor with the Commission and in certain states, and is also designated a primary dealer in United States government securities by the Federal Reserve Bank of New York. It is also a member of, and subject to regulation by, the NASD, the NYSE, the Chicago Board of Trade ("CBOT"), the National Futures Association and various other self-regulatory organizations. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business. See "Regulation - Securities Laws". The Commission, other governmental regulatory authorities, including state securities commissions, and SROs may institute administrative or judicial proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

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

As broker-dealers registered with the Commission and member firms of the NYSE, DLJSC and certain of its subsidiaries are subject to the capital requirements of the Commission and of the NYSE and/or NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses. Compliance with regulatory capital requirements could limit those operations of the Broker-Dealers that require the intensive use of capital, such as DLJSC's underwriting and trading activities, and the financing of customer account balances, and also restrict DLJ's ability to pay dividends, pay interest, repay debt, and redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, would adversely affect the ability of DLJ to pay dividends or to expand or even maintain present levels of business. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT. These requirements include the provision of certain disclosure documents, prohibitions against trading ahead of customers and other fraudulent trading practices, provisions as to the handling of customer funds and reporting and recordkeeping requirements. Rule 15c3-1 under the Exchange Act limits the ability of stockholders of a registered broker-dealer to withdraw excess capital from that broker-dealer, if such withdrawal would impair the broker-dealer's net capital. This rule could limit the payment of dividends and the making of loans and advances to Equitable Life by the other Broker-Dealers and by the Broker-Dealers (other than Equitable
Life) to the Holding Company.

In addition to being regulated in the U.S., DLJ's business is subject to regulation by various foreign governments and regulatory bodies. DLJ has broker-dealer subsidiaries that are subject to regulation by the Securities and Futures Authority of the United Kingdom, the Securities and Futures Commission of Hong Kong and the Ontario Securities Commission.

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other United States or foreign governmental regulatory authorities and SROs or changes in the interpretations or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of DLJ.

                                      1-20

Year 2000

The Equitable's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees, affiliates, vendors and clients, and recording information for accounting, investment and management information purposes. Any significant unresolved difficulty related to the Year 2000 compliance initiatives could have a material adverse effect on The Equitable. For more information regarding The Equitable's Year 2000 compliance efforts, see "MD&A - Year 2000".

Principal Shareholder

AXA is the majority shareholder of the Holding Company, beneficially owning (together with certain of its affiliates) at March 1, 1999, 58.4% of the outstanding shares of Common Stock of the Holding Company. All shares of the Holding Company's Common Stock beneficially owned by AXA have been deposited in the voting trust referred to below. AXA is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities principally in Western Europe, North America, and the Asia/Pacific area and, to a lesser extent, in Africa and South America. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

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

                                      1-21

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

Voting Trust. In connection with AXA's application to the New York Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust (Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) have entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment dated January 22, 1997, the "Voting Trust Agreement"). The Voting Trust Agreement requires AXA and certain affiliates ("AXA Parties") to deposit any shares of the Holding Company's Common Stock and preferred stock held by them in the Voting Trust. The Voting Trust Agreement also provides (subject to limited exceptions) that in the event that any AXA Party acquires additional shares of such stock, or any other stock of the Holding Company having the power to vote in the election of directors of the Holding Company, it shall promptly deposit such shares in the Voting Trust. Only AXA Parties and certain other affiliates of AXA may deposit shares of Holding Company capital stock into the Voting Trust or be holders of voting trust certificates representing deposited shares. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

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

                                      1-22

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

Jerome S. Golden. Executive Vice President of the Holding Company and Equitable Life (since November 1997). Chairman and Chief Executive Officer of Equitable Distributors, Inc. from February 1995 to December 1997. President, Income Management Group of Equitable Life from May 1994 to November 1997. Prior to joining Equitable Life Mr. Golden was a principal in JSG Resources, a consulting concern.

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

Stanley B. Tulin. Executive Vice President (since May 1996) and Chief Financial Officer (since May 1997) of the Holding Company, and Vice Chairman and Director (since February 1998) and Chief Financial Officer (since May 1996) of Equitable Life. Mr. Tulin also served Equitable Life as Senior Executive Vice President (from May 1996 to February 1998). Mr. Tulin was a Principal of Coopers & Lybrand LLP from 1988 to 1996, where he was Co-Chairman of the Insurance Industry Practice.



                                      1A-1

Part I, Item 2.

                                   PROPERTIES

Insurance

Equitable Life leases and proposes to lease on a long-term basis approximately 643,000 square feet of office space located at 1290 Avenue of the Americas, New York, New York, which serves as the Holding Company and Equitable Life's headquarters. Most of Equitable Life's staff has moved from other Manhattan office locations into its new headquarters. The relocation is scheduled for completion in 1999. Equitable Life also leases approximately 152,000 square feet in Charlotte, North Carolina, under a lease that expires in 2013, for use as of its National Operations Center. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses insurance operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 19 and 20 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

Investment Banking

DLJ's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 1.2 million square feet under a lease expiring in 2021. DLJ has leased space at 280 Park Avenue, New York, New York, aggregating approximately 190,000 square feet under a lease expiring at various dates through 2014. DLJ also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet.
This lease expires in 2006.

Pershing also leases approximately 460,000 square feet in Jersey City, New Jersey, under leases which expire at various dates through 2009. DLJ also owns land and a building with approximately 142,000 square feet in Florham Park, New Jersey.

In addition, DLJ leases an aggregate of approximately 730,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Moscow, Paris, Sao Paulo, Seoul and Tokyo.

DLJ believes that its present facilities are adequate for its current needs.

Asset Management

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. Alliance currently occupies approximately 399,000 square feet at this location. Alliance also occupies approximately 110,900 square feet at 135 West 50th Street, New York, New York under leases expiring in 2016. Alliance also occupies approximately 16,800 square feet at 709 Westchester Avenue, White Plains, New York, under leases expiring in 2000 and 2004, respectively. Alliance and two of its subsidiaries occupy approximately 125,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016 and approximately 92,100 square feet of space in San Antonio, Texas pursuant to a lease which extends until 2009.

Alliance also leases space in San Francisco, California, Chicago, Illinois, Greenwich, Connecticut, Minneapolis, Minnesota, and Beechwood, Ohio, and its subsidiaries lease space in Boston, Massachusetts, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Manama, Bahrain, Mumbai, New Delhi, Bangalore and Pune, India, New Delhi, India, Johannesburg, South Africa and Istanbul, Turkey. Joint venture subsidiaries and affiliates of Alliance have offices in Vienna, Austria, Sao Paulo, Brazil, Hong Kong, Chennai, India, Seoul, South Korea, Warsaw, Poland, Moscow, Russia and Cairo, Egypt.

                                       2-1

Part I, Item 3.

                                LEGAL PROCEEDINGS

A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997, but whose existence continues for certain limited purposes, including the defense of litigation) and The Equitable of Colorado, Inc. ("EOC"), like other life and health insurers, from time to time are involved in such litigation. Among litigations pending against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following eleven paragraphs.

Equitable Life agreed to settle, subject to court approval, previously disclosed cases brought by persons insured under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life (the "Policies") in New York (Golomb et al. v. The Equitable Life Assurance Society of the United States), Pennsylvania (Malvin et al. v. The Equitable Life Assurance Society of the United States), Texas (Bowler et al. v. The Equitable Life Assurance Society of the United States), Florida (Bachman v. The Equitable Life Assurance Society of the United States) and California (Fletcher v. The Equitable Life Assurance Society of the United States). Plaintiffs in these cases claimed that Equitable Life's method for determining premium increases breached the terms of certain forms of the Policies and was misrepresented. Plaintiffs in Bowler and Fletcher also claimed that Equitable Life misrepresented to policyholders in Texas and California, respectively, that premium increases had been approved by insurance departments in those states and determined annual rate increases in a manner that discriminated against policyholders in those states in violation of the terms of the Policies, representations to policyholders and/or state law. The New York trial court dismissed the Golomb action with prejudice and plaintiffs appealed. In Bowler and Fletcher, Equitable Life denied the material allegations of the complaints and filed motions for summary judgment which have been fully briefed. The Malvin action was stayed indefinitely pending the outcome of proceedings in Golomb and in Fletcher the magistrate concluded that the case should be remanded to California state court and Equitable Life appealed that determination to the district judge. On December 23, 1997, Equitable Life entered into a settlement agreement, subject to court approval, which would result in the dismissal with prejudice of each of the five pending actions and the resolution of all similar claims on a nationwide basis. On April 7, 1998, the Federal district court in Tampa, Florida entered an order preliminarily approving the settlement agreement relating to the Golomb, Malvin, Bowler, Bachman and Fletcher cases and conditionally certifying the settlement class. The order also deems filed an amended complaint that asserts on a nationwide basis claims of the kind previously made in the five pending cases. In October 1998, the court entered a judgment approving the settlement agreement and, in November 1998, a member of the national class filed a notice of appeal of the judgment. In January 1999, the Court of Appeals granted Equitable Life's motion to dismiss the appeal.

The settlement agreement provides for the creation of a nationwide class consisting of all persons holding, and paying premiums on, the Policies at any time since January 1, 1988. The settlement agreement addresses claims of the kind previously made in the cases described above on a nationwide basis, on behalf of policyholders in the nationwide class, which consists of approximately 127,000 former and current policyholders. Under the settlement agreement, Equitable Life will pay $14,166,000 in exchange for release of all claims for past damages on claims of the type described in the five pending actions and the amended complaint. Costs of administering the settlement and any attorneys' fees awarded by the court to plaintiffs' counsel will be deducted from this fund before distribution of the balance to the class. In addition to this payment, Equitable Life will provide future relief to current holders of certain forms of the Policies in the form of an agreement to be embodied in the court's judgment, restricting the premium increases Equitable Life can seek on these Policies in the future. The parties estimate the present value of these restrictions at $23,333,000, before deduction of any attorneys' fees that may be awarded by the court. The estimate is based on assumptions about future events that cannot be predicted with certainty and accordingly the actual value of the future relief may differ. Pursuant to the settlement, the parties will be making joint applications to the other courts to dismiss the other actions.

                                      3-1

An action was instituted in April 1995, against Equitable Life and its wholly owned subsidiary, EOC, in New York state court, entitled Sidney C. Cole, et al.
v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc. The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. In June 1996, the court issued a decision and order dismissing with prejudice plaintiffs' causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiffs' cause of action under the New York State consumer protection statute. The only remaining causes of action were for breach of contract and negligent misrepresentation. In April 1997, plaintiffs noticed an appeal from the court's June 1996 order. In June 1997, plaintiffs filed their memorandum of law and affidavits in support of their motion for class certification. In August 1997, Equitable Life and EOC moved for summary judgment dismissing plaintiffs' remaining claims of breach of contract and negligent misrepresentation and in February 1998, the court granted Equitable Life and EOC's motion for summary judgment. The court therefore denied as moot plaintiffs' motion to certify the class. In April 1998, plaintiffs noticed their appeal from that decision and from the June 1996 decision, the appeal from which had been dismissed. Plaintiffs perfected their appeal in January 1999. Oral argument is scheduled for September 1999.

In May 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action originally was brought by an individual who purchased a whole life policy from Equitable Life in 1989. In September 1997, with leave of the court, plaintiff filed a second amended petition naming six additional policyholder plaintiffs and three new sales agent defendants. The sole named individual defendant in the original petition is also named as a defendant in the second amended petition. Plaintiffs purport to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1981 through July 22, 1992. Plaintiffs allege improper sales practices based on allegations of misrepresentations concerning one or more of the following: the number of years that premiums would need to be paid; a policy's suitability as an investment vehicle; and the extent to which a policy was a proper replacement policy. Plaintiffs seek damages, including punitive damages, in an unspecified amount. In October 1997, Equitable Life filed (i) exceptions to the second amended petition, asserting deficiencies in pleading of venue and vagueness; and (ii) a motion to strike certain allegations. In January 1998, the court heard argument on Equitable Life's exceptions and motion to strike. Those motions are sub judice. Plaintiffs moved for class certification in August 1998. Equitable Life opposed that motion and moved for summary judgment dismissing the amended petition in its entirety; consideration of this motion has been deferred pending the court's ruling on plaintiffs' motion for class certification, a hearing on which was concluded in January 1999. Post-hearing briefing by the parties was concluded in March 1999.

In July 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company was commenced in New York state court, Kings County. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. EVLICO answered the complaint, denying the material allegations. In September 1996, Equitable Life, EVLICO and EOC made a motion to have this proceeding moved from Kings County Supreme Court to New York County for joint trial or consolidation with the Cole action. The motion was denied by the Court in Cole in January 1997. Plaintiff then moved for certification of a nationwide class consisting of all persons or entities who, since January 1, 1980, were sold one or more life insurance products based on misrepresentations as to the number of years that the annual premium would need to be paid, and/or who were allegedly induced to

                                      3-2
purchase additional policies from EVLICO using the cash value accumulated in existing policies. Defendants have opposed this motion. In August 1998, EVLICO and EOC moved for summary judgment on all causes of action. Briefing on the summary judgment motion and on plaintiff's motion for class certification is completed, although discovery regarding class certification issues is the subject of ongoing motion practice. A hearing on plaintiff's motions to compel discovery and for class certification, and on EVLICO and EOC's motion for summary judgment, has been scheduled for May 1999.

In January 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO since September 30, 1991. The amended complaint alleges that Equitable Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. The parties have completed class certification discovery and briefing on plaintiffs' motion for class certification. A hearing on the motion for class certification has been scheduled for April 1999. In March 1999, Equitable Life and EVLICO moved for summary judgment on all causes of action, and briefing continues on this motion.

In November 1998, an action entitled Harold Hallabrin, et al. v. Alexander Hamilton Life Insurance Company, et al. was commenced against six life insurance companies, including Equitable Life, and an individual agent (not affiliated with Equitable Life) in Michigan state court. The action is brought by the holders of whole life insurance policies issued by several insurers, including Equitable Life. The action purports to be on behalf of a class consisting of all persons who from January 1, 1982 through December 31, 1998 purchased whole life insurance policies sold by Equitable Life and the other life insurance companies based upon allegedly uniform sales presentations and policy illustrations. Plaintiffs allege improper sales practices based on allegations of misrepresentations concerning the number of years that the premiums would need to be paid and the extent to which a policy was a proper replacement policy. Plaintiffs seek compensatory and exemplary damages in an unspecified amount and to prohibit defendants from canceling policies of putative class members for failure to make premium payments. In December 1998, Equitable Life removed this action to the United States District Court for the Eastern District of Michigan. Plaintiffs subsequently filed a motion to remand the action back to the Michigan state court. In January 1999, Equitable Life moved to sever the claims against all other named defendants and the claims of all named plaintiffs who purchased their policies from insurers other than Equitable Life and its affiliates, and plaintiffs filed an amended complaint, which among other things, adds additional defendants, including EQ Financial. Briefing on the motions for remand and severance is completed. In February 1999, Equitable Life filed a motion to dismiss plaintiffs' claims.

In January 1999, an action entitled Dr. James H. Greenwald, et al. v. The Equitable Life Assurance Society of the United States and Stanley L. Harris was commenced against Equitable Life in Illinois state court. The action is brought by the holder of and the insured under a whole life policy issued by Equitable Life. The action purports to be on behalf of a class consisting of all persons who from January 1, 1982 through January 1999 purchased whole life insurance policies sold by Equitable Life based upon allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages, including punitive damages, in an unspecified amount and injunctive relief to be determined by the court. Defendants have not yet responded to the complaint.

In February 1999, an action entitled Dennis Hill, et al. v. Equitable Variable Life Insurance Company, The Equitable Life Assurance Society of the United States and Jerry Vucovich was commenced in the Circuit Court of Montgomery County, Alabama. The action purports to be on behalf of a class consisting of persons in the State of Alabama who from 1982 to the present purchased life insurance from Equitable Life and EVLICO based upon allegedly uniform sales presentations and policy illustrations. The complaint puts at issue various

                                      3-3
sales practices that plaintiffs allege, among other things, misrepresented the number of years that annual premiums would need to be paid, failed to disclose the extent to which a policy was a proper replacement policy, and misrepresented life insurance policies as retirement plans, investments or pension plans. Plaintiffs seek compensatory and punitive damages in an unspecified amount and injunctive relief including imposition of a constructive trust and an order enjoining defendants from continuing their allegedly deceptive sales practices. Defendants have not yet responded to the complaint.

Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of the Cole, Duncan, Bradley, Franze, Hallabrin, Greenwald and Hill litigations should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

In three previously disclosed cases, (1) Robert E. Dillon v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, (2) Rosemarie Chaviano, individually and on behalf of all others similarly situated
v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, and (3) Pamela L. and James A. Luther, individually and as representatives of all people similarly situated v. The Equitable Life Assurance Society of the United States, The Equitable Companies Incorporated, and Casey Cammack, individually and as agent for The Equitable
Life Assurance Society of the United States and The Equitable Companies Incorporated, the plaintiffs' claims have been settled on an individual basis and the related actions have been dismissed.

On September 12, 1997, the United States District Court for the Northern District of Alabama, Southern Division, entered an order certifying James Brown as the representative of a class consisting of "[a]ll African-Americans who applied but were not hired for, were discouraged from applying for, or would have applied for the position of Sales Agent in the absence of the discriminatory practices, and/or procedures in the [former] Southern Region of The Equitable from May 16, 1987 to the present." The second amended complaint in James W. Brown, on behalf of others similarly situated v. The Equitable Life Assurance Society of the United States, alleges, among other things, that Equitable Life discriminated on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. The court referred the case to mediation, which is pending. Although the outcome of any litigation cannot be predicted with certainty, The Equitable's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on The Equitable's results of operations in any particular period.

In November 1997, an amended complaint was filed in Peter Fischel, et al. v. The Equitable Life Assurance Society of the United States alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. In March 1999, the United States District Court for the Northern District of California entered an order certifying a class consisting of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. The parties are currently engaged in discovery. Although the outcome of any litigation cannot be predicted with certainty, The Equitable's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on The Equitable's results of operations in any particular period.

                                      3-4

In July 1995, a Consolidated and Supplemental Class Action Complaint ("Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. In September 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. In October 1997, the United States Court of Appeals for the Second Circuit affirmed that decision. In October 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. In October 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. Alliance believes that the allegations in the amended complaint, which was filed in February 1999, are without merit and intends to defend itself vigorously against these claims. While the ultimate outcome of this matter cannot be determined at this time, Alliance's management does not expect that it will have a material adverse effect on Alliance's results of operations or financial condition.

In January 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel issued by Rickel in October 1994. The complaint alleges violations of Federal securities laws and common law fraud against DLJSC, as the underwriter of the units and as an owner of 7.3% of the common stock of Rickel, against Eos Partners, L.P., and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and against members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the units on December 15, 1995, and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. In April 1998, DLJSC's motion to dismiss the complaint as against it was denied, and plaintiff's motion for class certification was denied. In December 1998, the motion of two other potential class representatives to intervene in the action was denied. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Due to the early stage of this litigation, based on the information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The named plaintiff in the State Court action also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of

                                      3-5
reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC appealed the Bankruptcy Court's January 1998 ruling to the U.S. District Court for the Northern District of Texas. On May 7, 1998, DLJSC and others were named as defendants in a second action filed in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in the State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants. The plaintiffs have indicated that they intend to appeal. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

In April 1998, DLJSC motions for summary judgment were denied in a litigation commenced in March 1991 by Dayton Monetary Associates and Charles Davison, who along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgment for damages under RICO are subject to trebling. Discovery is complete. Trial has been scheduled for May 17, 1999. DLJSC believes that it has meritorious defenses to the complaints and will continue to contest the suits vigorously. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

On January 24, 1997, various money management firms and others who allegedly purchased and/or beneficially owned $116 million aggregate principal amount of Senior Subordinated Notes issued in May 1994 (the "Notes") by Mid-American Waste Systems, Inc. ("Mid-American") filed a complaint against DLJSC and a number of other financial institutions and several former officers and directors of Mid-American in the Court of Common Pleas, Franklin County, Ohio. The action seeks rescission, compensatory and punitive damages. The suit alleges violations of Federal securities laws and the Ohio Securities Act, and common law fraud, aiding and abetting common law fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty/acting in concert and negligence. DLJSC was an underwriter for the initial offering of the Notes. The Notes went into default in February 1996 and Mid-American filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in January 1997. The complaint seeks to hold DLJSC liable for various alleged misrepresentations and omissions contained in the prospectus for the Notes and other filings and for various oral representations concerning the Notes, which plaintiffs claim were false and misleading. Fact discovery is complete and expert discovery is ongoing. Both DLJSC and plaintiffs filed motions for summary judgment, all of which are pending. Trial is currently scheduled to commence on May 4, 1999. Other alleged purchasers and/or beneficial owners of an additional $15 million aggregate principal amount of the Notes issued by Mid-American described above

                                      3-6
above filed two additional lawsuits against DLJSC, both in the U.S. District Court for the Southern District of Ohio, on April 14, 1997 and December 30, 1997. The allegations are substantially similar to those described above. Discovery in these actions, consolidated with fact discovery in the Ohio state court action described above, is still ongoing. No trial date has been set in either case. On July 31, 1998, DLJSC filed a motion to dismiss the last filed action for lack of timely service of valid process, which is pending. DLJSC believes that it has meritorious defenses to all of the allegations contained in all of the complaints described above and is contesting the suits vigorously. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Based upon information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

On January 20, 1999, the Plan Administrator for the bankruptcy estate of Mid-American, represented by counsel for plaintiffs in the Ohio state court action against DLJSC described above, filed another action against DLJSC and other financial institutions, several individuals and two law firms in the Supreme Court of the State of New York based on factual allegations similar to those made in the Ohio state court action. The action seeks compensatory and punitive damages. The plaintiff alleges claims against DLJSC for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, professional malpractice, common law fraud, constructive fraud, aiding and abetting common law fraud, negligence, negligent misrepresentation and breach of contract. The complaint alleges that, as an underwriter, DLJSC is liable for alleged misrepresentations and omissions in the prospectus for the Notes, and that, as Mid-American's financial advisor after the initial offering, DLJSC allegedly knew or should have known about and should have disclosed to Mid-American that Mid-American's financial condition was precarious and that publicly disclosed documents were false and misleading regarding Mid-American's finances and operations. No discovery or other proceedings have yet been had in this action. DLJSC believes that it has meritorious defenses to all of the allegations contained in the complaint and will contest the suit vigorously. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Due to the early stage of this litigation, based upon information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

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

                                      3-7

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted to a vote of security holders during the fourth quarter of 1998.


                                       4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Holding Company's Common Stock is listed on the New York Stock Exchange which is the principal market for the Holding Company's Common Stock. Its symbol is EQ. As of March 22, 1999, there were approximately 525,000 record holders of the Common Stock.

The dividends declared and the high and low reported closing sales prices on the New York Stock Exchange with respect to the Holding Company's Common Stock for each quarterly period for the two most recent fiscal years were as follows:

                                                 Common Stock Data

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1998                1998                1998                1998
-------------------------------------  -----------------  -------------------   ----------------   -----------------
High...............................     $     59 13/16     $     74 15/16        $    83 5/16       $    59 3/4
Low................................     $     43 1/2       $     56 7/16         $    41 3/8        $    31
Dividends Declared.................     $        .05       $        .05          $       .05        $       .05

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1997                1997                1997                1997
-------------------------------------  -----------------  -------------------   ----------------   -----------------

High...............................     $     32 1/2       $     35 1/4          $    43 11/16      $    53
Low................................     $     23 5/8       $     26              $    33 1/4        $    38 5/8
Dividends Declared.................     $        .05       $        .05          $       .05        $       .05

For information on the Holding Company's present and future ability to pay dividends, see Note 21 of Notes to Consolidated Financial Statements (Item 8 of this report), "Liquidity and Capital Resources" of Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report), and "Shareholder Dividend Restrictions" of Business (Item 1 of this report).


                                       5-1

Part II, Item 6.
                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                             At or For the Years Ended December 31,
                                            -----------------------------------------------------------------------------
                                                1998            1997            1996            1995            1994
                                            --------------  -------------   -------------   -------------   -------------
                                                             (In Millions, Except Per Share Amounts)
Consolidated Statements of Earnings Data
Revenues
  Universal life and investment-type
    product policy fee income.............. $    1,056.2    $      950.6    $      874.0    $      788.2    $     715.0
  Premiums.................................        588.1           601.5           597.6           606.8          625.6
  Net investment income(1).................      4,498.7         3,991.3         3,336.3         3,047.4        2,838.4
  Investment gains, net(2)(3)..............        155.8           518.5           557.8           552.3          338.6
  Commissions, fees and other income.......      4,532.6         3,501.7         2,841.9         2,142.4        1,748.4
  Contribution from the Closed Block(4)....         87.1           102.5           125.0           143.2          137.0
                                            --------------  -------------   -------------   -------------   -------------

Total revenues.............................     10,918.5         9,666.1         8,332.6         7,280.3        6,403.0
Total benefits and other deductions
   (5)(6)(7)...............................      9,314.5         8,563.1         7,816.8         6,635.1        5,856.4
                                            --------------  -------------   -------------   -------------   -------------

Earnings from continuing operations
  before Federal income taxes and
  minority interest........................      1,604.0         1,103.0           515.8           645.2          546.6
Federal income tax expense(8)..............        527.8           280.5           137.4           192.3          157.0
Minority interest in net income of
  consolidated subsidiaries................        245.8           174.3           172.4            87.5           68.3
                                            --------------  -------------   -------------   -------------   -------------
Earnings from continuing operations
  before cumulative effect of
  accounting change........................        830.4           648.2           206.0           365.4          321.3
Discontinued operations, net of Federal
  income taxes(1)(9)(10)...................          2.7           (87.2)          (83.8)            -              -
Cumulative effect of accounting changes,
  net of Federal income taxes..............          -               -             (23.1)            -            (27.1)
                                            --------------  -------------   -------------   -------------   -------------
Net earnings...............................        833.1           561.0            99.1           365.4          294.2
Dividends on preferred stocks..............          -              15.6            26.7            26.7           80.1
                                            --------------  -------------   -------------   -------------   -------------
Net Earnings Applicable to
  Common Shares............................ $      833.1    $      545.4    $       72.4    $      338.7    $     214.1
                                            ==============  =============   =============   =============   =============

Per Common Share:
  Basic:
    Earnings from Continuing Operations
      before Cumulative Effect of
      Accounting Change.................... $       3.75    $       3.14    $        .97    $       1.84    $      1.68
                                            ==============  =============   =============   =============   =============
    Net Earnings........................... $       3.76    $       2.71    $        .39    $       1.84    $      1.49
                                            ==============  =============   =============   =============   =============
  Diluted:
    Earnings from Continuing Operations
      before Cumulative Effect of
      Accounting Change.................... $       3.61    $       2.86    $        .94    $       1.75    $      1.52
                                            ==============  =============   =============   =============   =============
    Net Earnings........................... $       3.62    $       2.47    $        .37    $       1.75    $      1.37
                                            ==============  =============   =============   =============   =============

Cash Dividends Per Common Share............ $        .20    $        .20    $        .20    $        .20    $       .20
                                            ==============  =============   =============   =============   =============

Consolidated Balance Sheets Data
Total assets(4)(11)........................ $  159,501.1    $  151,173.2    $  128,811.2    $  113,716.2    $  94,785.3
Long-term debt.............................      5,474.0         3,946.0         3,920.7         3,852.0        2,925.9
Total liabilities(4)(11)...................    153,808.0       145,899.7       124,823.2       109,607.5       91,605.2
Shareholders' equity.......................      5,693.1         5,273.5         3,988.0         4,108.7        3,180.1

                                      6-1

                         NOTES TO SELECTED CONSOLIDATED
                              FINANCIAL INFORMATION


(1) Net investment income and discontinued operations included $26.6 million, $53.3 million, $114.3 million, $154.6 million and $219.7 million for 1998, 1997, 1996, 1995 and 1994, respectively, recognized as investment income by continuing operations and as interest expense by discontinued operations relating to intersegment loans.

(2) Investment gains, net, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1997 and 1996, equity real estate, for continuing operations aggregated $187.8 million, $483.8 million, $178.6 million, $197.6 million and $100.5 million for 1998, 1997, 1996, 1995 and 1994, respectively. In 1997, additions to valuation allowances of $227.6 million were recorded related to the accelerated equity real estate sales program and $132.3 million of writedowns on real estate held for production of income were recorded. As a result of the implementation of SFAS No. 121, 1996 results include the release of valuation allowances of $152.4 million on equity real estate and the recognition of impairment losses of $144.0 million on real estate held for production of income.

(3) Investment gains, net for 1997 included a pre-tax gain of $252.1 million from the sale of ERE. The 1996 results included a $79.4 million gain on the sale of one investment in the DLJ long-term corporate development portfolio while 1995 results included a $34.7 million gain resulting from the sale of DLJ common stock.

(4) The results of the Closed Block are reported on one line in the consolidated statements of earnings. Total assets and total liabilities, respectively, include the assets and liabilities of the Closed Block.
      See Note 7 of Notes to Consolidated Financial Statements.

(5) During 1996, The Equitable wrote off $145.0 million of unamortized DAC on disability income ("DI") products and strengthened reserves by $248.0 million for the DI and Pension Par lines of business. As a result, earnings from continuing operations decreased by $255.5 million ($393.0 million pre-tax). See Note 2 of Notes to Consolidated Financial Statements.

(6) Total benefits and other deductions included Corporate interest expense of $126.1 million, $127.2 million, $139.6 million, $100.5 million and $50.6 million for 1998, 1997, 1996, 1995 and 1994, respectively, and interest credited to discontinued operations of $88.2 million for 1994.

(7) Total benefits and other deductions included provisions associated with exit and termination costs of $42.4 million, $24.4 million, $39.2 million and $20.4 million for 1997, 1996, 1995 and 1994, respectively.

(8) In 1997, The Equitable released $97.5 million of tax reserves related to years prior to 1989.

(9) Discontinued operations, net of Federal income taxes included additions to asset valuation allowances and writedowns of fixed maturities and, in 1997 and 1996, equity real estate, which totaled $33.2 million, $212.5 million, $36.0 million, $38.2 million and $50.8 million for 1998, 1997, 1996, 1995 and 1994, respectively. In 1997, additions to valuation allowances of $79.8 million were recognized related to the accelerated equity real estate sales program and $92.5 million of writedowns on real estate held for production of income were recognized. The implementation of SFAS No. 121 in 1996 resulted in the release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held for production of income.

                                      6-2

(10) During the 1998, 1997 and 1996 reviews of the allowance for future losses for discontinued operations, management released the allowance in 1998 and increased the allowance in 1997 and 1996. As a result, net earnings increased by $2.7 million and decreased by $87.2 million and $83.8 million for 1998, 1997 and 1996, respectively. Incurred gains (losses) of $50.3 million, ($154.4) million, ($23.7) million, ($25.1) million and ($21.7)
      million for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, were credited (charged) to discontinued operations allowance for future losses. See Note 8 of Notes to Consolidated Financial Statements.

(11) Assets and liabilities relating to discontinued operations are not reflected on the consolidated balance sheets of The Equitable, except that the net amount due to continuing operations for intersegment loans made to discontinued operations in excess of continuing operations' obligations to fund discontinued operations' accumulated deficit is reflected as "Amounts due from discontinued operations" in all years presented.

                                      6-3

Part II, Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis ("MD&A") for The Equitable which follows should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere in this report.

COMBINED OPERATING RESULTS

In 1998, in accordance with SFAS No. 131, management identified three operating segments that reflect The Equitable's major businesses: Insurance, Investment Banking and Asset Management. See Notes 1 and 22 of Notes to Consolidated Financial Statements for further information.

This MD&A presents pre-tax operating results and segment information on a basis which adjusts amounts as reported in the GAAP financial statements to exclude the effect of unusual or non-recurring events and transactions as well as certain revenue and expense categories management views as not related to the base operations of the particular business. Management believes this presentation produces informative data on the operating trends in each business. A reconciliation of pre-tax operating earnings, as adjusted, to GAAP reported earnings from continuing operations precedes each discussion. A discussion of significant adjustments begins on the next page.

The following table presents the combined operating results of operations outside of the Closed Block combined on a line-by-line basis with the Closed Block's operating results. The Insurance analysis, which begins on page 7-4, likewise combines the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined results of operations unless noted otherwise. The Investment Banking and Asset Management discussions begin on pages 7-9 and 7-11, respectively.

                                      7-1

Combined Operating Results:

                                                                    1998               1997               1996
                                                              -----------------  -----------------  -----------------
                                                                                  (In Millions)
Operating Results:
  Policy fee income and premiums............................   $    2,304.6       $     2,238.5       $    2,195.3
  Net investment income.....................................        5,068.4             4,566.2            3,882.9
  Investment gains, net.....................................           33.6               559.7              592.8
  Commissions, fees and other income........................        4,534.0             3,502.4            2,801.6
                                                              -----------------  -----------------   ----------------
      Total revenues........................................       11,940.6            10,866.8            9,472.6
                                                              -----------------  -----------------   ----------------
  Interest credited to policyholders' account balances......        1,168.1             1,281.8            1,286.0
  Policyholders' benefits...................................        2,092.5             2,030.5            2,161.1
  Other operating costs and expenses........................        7,166.7             6,252.8            5,082.2
                                                              -----------------  -----------------   ----------------
      Total benefits and other deductions...................       10,427.3             9,565.1            8,529.3
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings before minority interest.......        1,513.3             1,301.7              943.3
  Minority interest.........................................         (317.3)             (284.7)            (214.6)
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings................................        1,196.0             1,017.0              728.7

Pre-tax Adjustments:
  Investment gains (losses), net of DAC
    and other charges.......................................           90.7              (285.2)             (11.1)
  Gain on sale of ERE.......................................            -                 249.8                -
  Intangible asset writedown................................            -                (120.9)               -
  Reserve strengthening.....................................            -                   -               (393.0)
  Restructuring charges.....................................            -                 (42.4)             (23.4)
                                                              -----------------  -----------------   ----------------
      Total pre-tax adjustments.............................           90.7              (198.7)            (427.5)
  Minority interest.........................................          317.3               284.7              214.6
                                                              -----------------  -----------------   ----------------
GAAP Reported:
  Earnings from continuing operations before
    Federal income taxes, minority interest and
    cumulative effect of accounting change..................        1,604.0             1,103.0              515.8
  Federal income taxes......................................          527.8               280.5              137.4
  Minority interest in net income of consolidated
    subsidiaries............................................          245.8               174.3              172.4
                                                              -----------------  -----------------   ----------------
  Earnings from continuing operations before
    cumulative effect of accounting change..................          830.4               648.2              206.0
  Discontinued operations, net of Federal income taxes......            2.7               (87.2)             (83.8)
  Cumulative effect of accounting change, net of
    Federal income taxes....................................            -                   -                (23.1)
                                                              -----------------  -----------------   ----------------
Net Earnings................................................   $      833.1       $       561.0       $       99.1
                                                              =================  =================   ================

Adjustments to GAAP Reported Earnings

The Equitable's reported net earnings from continuing operations for 1997 and 1996 were significantly affected by certain unusual or non-recurring events and valuation allowance additions and writeoffs presented above as pre-tax adjustments, excluded from the analysis of operating results in this MD&A. In all three years, investment gains (losses), net of DAC and other charges incorporate Insurance segment investment gains (losses) including the 1997 losses associated with the accelerated real estate sales program (see page 7-18). These investment gain (loss) adjustments also included gains (losses) in

                                      7-2
each of the three years related to the exercise of options, the conversion of restricted stock units and other issuances of Alliance Units or DLJ stock. No adjustments are made for DLJ's trading and other investment gains which remain in operating earnings. Pre-tax adjustments for 1997 include the gain on the ERE sale and the writedown of Cursitor-related intangible assets. Adjustments for both 1997 and 1996 include restructuring costs in connection with cost reduction programs; there were no such costs in 1998. The 1996 operating results excluded reserve strengthenings related to the DI and Pension Par lines of business totaling $393.0 million as described on page 7-5.

During fourth quarter 1997, The Equitable released approximately $97.5 million of tax reserves related to continuing operations for years prior to 1989. The effect is included in Federal income taxes for 1997. See "Discontinued Operations" for a discussion of significant actions which affected discontinued operations' results in 1997 and 1996.

Continuing Operations

1998 Compared to 1997 - The higher pre-tax operating earnings for 1998 reflected increased earnings by the Insurance and Asset Management segments and lower earnings for Investment Banking principally due to the impact of adverse capital market conditions on DLJ in third quarter 1998. Federal income taxes increased due to the higher pre-tax results of operations, the 1997 tax reserve release and the 3.5% Federal tax on partnership gross income from the active conduct of a trade or business which was imposed on certain publicly traded limited partnerships, including Alliance, effective January 1, 1998. Minority interest in net income of consolidated subsidiaries was higher principally due to increased earnings at Alliance and to reductions in The Equitable's ownership percentages in DLJ and Alliance to 70.9% and 57.7% at December 31, 1998 from 72.0% and 57.9% at December 31, 1997, respectively.

The $1.07 billion increase in revenues for 1998 compared to 1997 was attributed primarily to the $1.03 billion increase in commissions, fees and other income principally due to increased business activity within Investment Banking and Asset Management. Net investment income increased $502.2 million for 1998 with increases of $537.0 million and $6.6 million for Investment Banking and Asset Management, respectively, offset by a $41.4 million decrease for Insurance. Investment gains decreased by $526.1 million for 1998 principally due to $524.5 million lower gains in Investment Banking.

For 1998, total benefits and other deductions increased $862.2 million from 1997, reflecting increases in other operating costs and expenses of $913.9 million and a $62.0 million increase in policyholders' benefits partially offset by a $113.7 million decrease in interest credited to policyholders. The increase in other operating costs and expenses principally resulted from increased operating costs of $817.8 million in Investment Banking.

1997 Compared to 1996 - Compared to 1996, the higher pre-tax operating earnings for 1997 reflected increased earnings for the Investment Banking and Insurance segments, partially offset by lower earnings for Asset Management principally due to the sale of ERE in June 1997. The $1.39 billion increase in revenues for 1997 compared to 1996 was attributed primarily to a $683.3 million increase in investment income and to a $700.8 million increase in commissions, fees and other income principally due to increased business activity within Investment Banking and Asset Management. Investment gains decreased by $33.1 million in 1997 as lower dealer and trading gains of $72.2 million at DLJ were offset by higher gains of $31.5 million on other equity investments at DLJ.

For 1997, total benefits and other deductions increased $1.04 billion from 1996, reflecting increases in other operating costs and expenses of $1.17 billion, offset by a $130.6 million decrease in policyholders' benefits and a $4.2 million decrease in interest credited to policyholders. The increase in other operating costs and expenses was primarily attributable to increased costs of $965.2 million in Investment Banking and $163.6 million in Insurance primarily due to increased business in both segments and higher DAC reactivity to higher gross margins.

                                      7-3

Combined Operating Results By Segment

Insurance. The following table combines the Closed Block amounts with the operating results of operations outside of the Closed Block on a line-by-line basis:

                     Insurance - Combined Operating Results
                                  (In Millions)

                                                              1998
                                           -------------------------------------------
                                            Insurance       Closed                           1997           1996
                                            Operations       Block         Combined        Combined       Combined
                                           -------------  ------------   -------------   -------------  --------------
Operating Results:
  Universal life and investment-type
    product policy fee income............  $  1,056.2     $       -      $    1,056.2    $      950.5    $     874.0
  Premiums...............................       588.1           660.3         1,248.4         1,287.9        1,321.3
  Net investment income..................     2,196.2           569.7         2,765.9         2,807.3        2,676.1
  Commissions, fees and other income.....       136.0             1.9           137.9           118.1           94.6
  Contribution from the Closed Block.....        87.1           (87.1)            -               -              -
                                           -------------  ------------   -------------   -------------   -------------
      Total revenues.....................     4,063.6         1,144.8         5,208.4         5,163.8        4,966.0
                                           -------------  ------------   -------------   -------------   -------------
  Interest credited to policyholders'
    account balances.....................     1,153.5            14.2         1,167.7         1,281.6        1,285.7
  Policyholders' benefits................     1,024.7         1,067.8         2,092.5         2,030.5        2,161.1
  Deferred policy acquisition costs......      (329.9)           56.7          (273.2)         (127.6)        (113.8)
  All other operating costs
    and expenses.........................     1,561.3             6.1         1,567.4         1,509.7        1,332.3
                                           -------------  ------------   -------------   -------------   -------------
      Total benefits and
        other deductions.................     3,409.6         1,144.8         4,554.4         4,694.2        4,665.3
                                           -------------  ------------   -------------   -------------   -------------
  Pre-tax operating earnings.............       654.0             -             654.0           469.6          300.7

Pre-tax Adjustments:
  Investment gains (losses), net of
    DAC and other charges................        41.1             -              41.1          (291.9)         (31.0)
  Reserve strengthening..................         -               -               -               -           (393.0)
  Restructuring charges..................         -               -               -             (41.7)         (22.3)
                                           -------------  ------------   -------------   -------------   -------------
      Total pre-tax adjustments..........        41.1             -              41.1          (333.6)        (446.3)
                                           -------------  ------------   -------------   -------------   -------------
GAAP Reported:
  Earnings (Loss) from Continuing
    Operations before Federal
    Income Taxes and Cumulative
    Effect of Accounting Change..........  $    695.1     $       -      $      695.1    $      136.0    $    (145.6)
                                           =============  ============   =============   =============    ============

1998 Compared to 1997 - Insurance operating earnings for 1998 reflected an increase of $184.4 million from the prior year. Total revenues increased by $44.6 million primarily due to a $105.7 million increase in policy fees and a $19.8 million increase in commissions, fees and other income, offset by a $41.4 million decrease in investment income and a $39.5 million decline in premiums. Policy fee income for 1998 increased to $1.06 billion in 1998 due to higher insurance and annuity account balances. The decrease in investment income primarily was due to $27.4 million lower income on General Account Investment Assets and a $26.7 million decrease in interest income on loans to discontinued operations in 1998. The decrease in premiums during 1998 principally was due to lower traditional life and individual health premiums.

Total benefits and other deductions for 1998 declined $139.8 million from 1997. A $113.9 million decrease in interest credited on policyholders' account balances resulted from moderately lower crediting rates on slightly lower General Account balances which more than offset the decline in net investment income. The decline in policyholders' account balances was primarily due to the single large company-owned life insurance ("COLI") policy surrendered in the


                                      7-4
first quarter of 1998. DAC capitalization increased by $101.2 million primarily related to increased sales volume and DAC amortization was $44.4 million lower due principally to reactivity to mortality, general account investment spread and fee income. There were $96.4 million higher commission expenses due to increased sales, partially offset by a $38.7 million decrease in other general operating costs principally related to lower interest expense. The $62.0 million increase in policyholders' benefits primarily resulted from higher death claims experience on a higher in force book of business.

1997 Compared to 1996 - Operating earnings for 1997 reflected an increase of $168.9 million from the prior year. Higher net investment income, higher policy fees on variable and interest-sensitive life and individual annuities contracts, higher DAC capitalization and lower life insurance mortality were partially offset by higher policy acquisition costs. They also reflect improved DI and group pension results after the establishment of premium deficiency reserves and the writeoff of DAC in fourth quarter 1996. Total revenues increased by $197.8 million primarily due to the investment income increase of $131.2 million, a $76.5 million increase in policy fees and a $23.5 million increase in commissions, fees and other income partially offset by a $33.4 million decline in premiums. The increase in investment income principally was due to higher overall yields on a larger General Account Investment Asset base totaling $192.1 million, offset by a $61.0 million decrease in interest received on lower intersegment borrowings by discontinued operations. The decrease in premiums principally was due to lower traditional life and individual health premiums. The $76.5 million increase in policy fee income was due to higher insurance and annuity account balances.

Total benefits and other deductions for 1997 increased $28.9 million from 1996 as an increase of $177.4 million in other operating expenses and $102.1 million higher DAC amortization were partially offset by a $130.6 million decrease in policy benefits and $115.9 million higher DAC capitalization. The increase in other operating expenses resulted from higher commissions and variable expenses related to increased sales, higher costs related to the annuity wholesale distribution channel introduced in the latter part of 1996 and higher costs associated with litigation. The sales related expense increases were substantially offset by higher DAC capitalization. The net decrease in policyholders' benefits primarily resulted from a lower increase in reserves on DI business and improved mortality experience on the larger in force book of business for variable and interest-sensitive life policies. This lower mortality experience and higher investment spreads resulted in an increase in the amortization of DAC on variable and interest-sensitive life policies.

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

                                      7-5

Equitable Life had issued Pension Par products designed to provide participating annuity guarantees and benefit payment services to corporate sponsored pension plans, but has made no new sales of these products in several years. The group pension business produced pre-tax losses of $24.9 million and $13.3 million in 1996 and 1995, respectively, before the fourth quarter 1996 reserve strengthening. During fourth quarter 1996, a loss recognition study was completed which prompted management to establish a Pension Par premium deficiency reserve, resulting in a $73.0 million pre-tax charge to the results of continuing operations at December 31, 1996, principally attributable to improved mortality assumptions.

Based on the experience that emerged on these two books of business during 1998 and 1997, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. The determination of reserves requires making assumptions and estimates covering a number of factors, including mortality, morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claims incidence and termination rates can be affected by changes in the economic, legal and regulatory environments, as well as societal factors (e.g. work ethic). While management believes the DI and Pension Par reserves have been calculated on a reasonable basis and are adequate, there can be no assurance that they will be sufficient to provide for all future liabilities.

From July 1, 1993 through January 1998, new disability income policies issued by Equitable Life were 80% reinsured through an arrangement with Paul Revere Life Insurance Company ("Paul Revere"). Beginning February 1998, EquiSource, Inc., an indirect wholly owned subsidiary of Equitable Life, entered into an agreement that permits Equitable Life's career agency force to offer DI policies of Provident Life and Accident Insurance Company ("Provident") and Equitable Life stopped underwriting new DI policies. As a result of a 1996 acquisition, Paul Revere and Provident are now affiliates, and they manage claims incurred under Equitable Life's DI policies. Equitable Life is reviewing the claims management agreement and is exploring its ability to dispose of the DI business through reinsurance.

                                      7-6

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for major Insurance product lines.

                              Premiums and Deposits
                                  (In Millions)

                                                                  1998               1997               1996
                                                            -----------------   ----------------  -----------------
Individual annuities
  First year..............................................   $     4,701.2       $    3,276.3       $    2,132.1
  Renewal.................................................         1,348.4            1,272.2            1,210.5
                                                            -----------------   ----------------   ----------------
                                                                   6,049.6            4,548.5            3,342.6
Individual  life(1)
  First year..............................................           415.5              405.6              362.9
  Renewal.................................................         2,060.2            2,025.5            1,983.8
                                                            -----------------   ----------------   ----------------
                                                                   2,475.7            2,431.1            2,346.7

Other(2)
  First year..............................................             9.2               31.6               29.4
  Renewal.................................................           374.4              362.9              368.8
                                                            -----------------   ----------------   ----------------
                                                                     383.6              394.5              398.2

Total
  First year..............................................         5,125.9            3,713.5            2,524.4
  Renewal.................................................         3,783.0            3,660.6            3,563.1
                                                            -----------------   ----------------   ----------------
  Individual insurance and annuity products...............         8,908.9            7,374.1            6,087.5

Total group pension products..............................           369.2              328.7              355.5
                                                            -----------------   ----------------   ----------------

Total Premiums and Deposits...............................   $     9,278.1       $    7,702.8       $    6,443.0
                                                            =================   ================   ================

(1)      Includes variable and interest-sensitive and traditional life products.
(2)      Includes reinsurance assumed and health insurance.

First year premiums and deposits for individual insurance and annuity products for 1998 increased from prior year's level by $1.41 billion primarily due to higher sales of individual annuities. Renewal premiums and deposits increased by $122.4 million during 1998 over 1997 as increases in the larger block of individual annuities and variable and interest-sensitive life policies were partially offset by decreases in the traditional life product line. The 43.5% increase in first year individual annuities premiums and deposits in 1998 over the prior year included a $1.05 billion increase in sales of a line of retirement annuity products sold through expanded wholesale distribution channels over the $648.5 million sold through that distribution channel in 1997. Compared with 1997, sales of individual annuities by the career agency force rose 14.6% to $3.03 billion in 1998.

First year premiums and deposits for individual insurance and annuity products in 1997 increased from prior year levels by $1.19 billion due to higher sales of individual annuities and variable and interest-sensitive life products. Renewal premiums and deposits for individual insurance and annuity products increased by $97.5 million during 1997 over 1996 as increases in the larger block of variable and interest-sensitive life and individual annuity policies were partially offset by decreases in traditional life policies. The 53.7% increase in first year individual annuities' premiums and deposits in 1997 over 1996 included $632.6 million from a line of retirement annuity products sold through wholesale distribution channels. First year individual life premiums and deposits for 1997 included $41.8 million of premiums and deposits from the sale of two large COLI cases.

                                      7-7

Sales of mutual funds and other investments by the career agency force totaled $2.37 billion in 1998, up from $1.71 billion in 1997 and $1.36 billion in 1996.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                                  1998               1997               1996
                                                            -----------------   ----------------   ----------------
Individual Insurance and Annuity Product Lines:
Individual annuities......................................   $     2,773.1       $    2,540.8       $    2,277.0
Variable and interest-sensitive life......................         1,080.2              498.9              521.3
Traditional life..........................................           353.1              372.9              350.1
                                                            -----------------   ----------------   ----------------
Total.....................................................   $     4,206.4       $    3,412.6       $    3,148.4
                                                            =================   ================   ================

Surrendered traditional and variable and interest-sensitive life insurance policies represented 6.4%, 4.1% and 4.4% of average surrenderable future policy benefits and policyholders' account balances for such life insurance contracts in force during 1998, 1997 and 1996, respectively. Surrendered individual annuity contracts represented 8.9%, 9.8% and 10.3% of average surrenderable policyholders' account balances for individual annuity contracts in force during those same years, respectively.

Policy and contract surrenders and withdrawals increased $793.8 million during 1998 compared to 1997 principally due to the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the remaining $232.0 million increase resulted from higher surrenders and withdrawals in the larger book of individual annuities and variable and interest-sensitive life policies. Policy and contract surrenders and withdrawals increased $264.2 million during 1997 compared to 1996. The $263.8 million increase in individual annuities surrenders was principally due to increased surrenders of Equi-Vest contracts as favorable market performance increased account values, consequently increasing surrender amounts with no significant increase in actual surrender rates.

The persistency of life insurance and annuity products is a critical element of their profitability. As of December 31, 1998, all in force individual life insurance policies (other than individual life term policies without cash values which comprise 8.7% of in force policies) and approximately 95% of individual annuity contracts (as measured by reserves) were surrenderable. However, a surrender charge often applies in the early contract years and declines to zero over time. Contracts without surrender provisions cannot be terminated prior to maturity.

Margins on Individual Insurance and Annuity Products - Insurance results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. During 1998, margins widened as lower average crediting rates more than offset lower investment yields. During 1998, the crediting rate ranges were: 4.50% to 6.50% for variable and interest-sensitive life insurance; 4.50% to 6.65% for variable deferred annuities; 4.40% to 6.55% for SPDA contracts; and 5.75% to 5.90% for retirement investment accounts.

Margins on individual insurance and annuity products are affected by interest rate fluctuations. Rising interest rates result in a decline in the market value of assets. However, the positive cash flows from renewal premiums and payments of principal and interest on existing assets would make an early disposition of investment assets to meet operating cash flow requirements unlikely. Rising interest rates also would result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A

                                      7-8
sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings modestly over the long term while increasing earnings in the period of the surrenders to the extent surrender charges were applicable. To protect against sharp increases in interest rates, Equitable Life maintains an interest rate cap program designed to hedge crediting rate increases on interest-sensitive individual annuity contracts. At December 31, 1998, the notional amounts of contracts outstanding totaled $8.45 billion, as compared to $7.25 billion at December 31, 1997.

If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. Only a minority of this segment's policies and contracts have fixed interest rates locked in at issue. The majority of contracts are adjustable, having guaranteed minimum rates ranging from approximately 2.5% to 5.5%. Approximately 89% of the life policies have a minimum rate of 4.5% or lower. Should interest rates fall below such policy minimums, adjustments to life policies' mortality and expense charges could cover the shortfall in most situations. Lower crediting interest rates and dividends could result in higher surrenders. To protect against interest rate decreases, Equitable Life maintains interest rate floors; at December 31, 1998 and 1997, the outstanding notional amounts of contracts totaled $2.0 billion in each of the years.

Investment Banking.

                     Investment Banking - Operating Results
                                  (In Millions)

                                                                    1998               1997               1996
                                                              -----------------  -----------------  -----------------
Operating Results:
  Commissions, underwritings and fees.......................   $    3,124.1       $     2,363.1       $    1,798.9
  Net investment income.....................................        2,189.1             1,652.1            1,074.2
  Dealer and trading (losses) gains, net....................          (92.8)              363.2              394.0
  Other investment gains (losses), net......................          126.0               194.5              163.0
  Other income..............................................           72.3                76.6               88.0
                                                              -----------------  -----------------   ----------------
      Total revenues........................................        5,418.7             4,649.5            3,518.1
                                                              -----------------  -----------------   ----------------
  Employee compensation and benefits........................        2,231.7             1,908.2            1,538.8
  Interest expense..........................................        1,455.9             1,153.2              733.2
  Brokerage, clearing and exchange fees.....................          258.6               231.4              201.3
  Rent, communications and other equipment..................          359.7               253.9              213.0
  Other expenses............................................          564.1               505.5              400.7
                                                              -----------------  -----------------   ----------------
      Total expenses........................................        4,870.0             4,052.2            3,087.0
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings before minority interest.......          548.7               597.3              431.1
  Minority interest.........................................         (175.8)             (176.2)            (131.0)
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings................................          372.9               421.1              300.1

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.....................           40.1                 6.6                2.2
Minority interest...........................................          175.8               176.2              131.0
                                                              -----------------  -----------------   ----------------
GAAP Reported:
  Earnings from Continuing Operations before
    Federal Income Taxes, Minority Interest and
    Cumulative Effect of Accounting Change..................   $      588.8       $       603.9       $      433.3
                                                              =================  =================   ================

1998 Compared to 1997 - Pre-tax operating earnings before minority interest for Investment Banking in 1998 were down $48.6 million from the prior year primarily as a result of losses in the emerging markets which more than offset increased profitability in DLJ's other business groups. Revenues increased $769.2 million due to increases in commissions, underwritings and fee income. Commissions rose

                                      7-9

23.8% to $854.7 million as a result of increases in DLJ's institutional equities business, its private client and on-line brokerage service units and its correspondent services business. Underwriting revenues grew 19.0% to $1.08 billion as DLJ increased its market share in equity, convertible and high-yield underwriting. Fee income increased 55.3% to $1.19 billion due to increased merger and acquisition activity. Net investment income rose 32.5% to $2.19 billion as funds were used to finance U.S. government, agency and mortgage-backed securities. Additionally, there were increases in domestic and foreign margin balances and higher levels of foreign fixed income securities, primarily in the emerging markets prior to DLJ's withdrawal from that activity in the second half of 1998. The dealer and trading loss and the decline in other investment gains (losses) in 1998 are primarily attributable to markdowns on DLJ's fixed maturities and to losses incurred in emerging market and high-yield fixed maturities trading in the latter half of 1998 as global economic problems, particularly in Japan and in emerging markets including Russia and Asia, led to a widespread sell-off of these securities worldwide.

Total expenses for Investment Banking increased $817.8 million in 1998. The employee compensation and benefits increase of $323.5 million resulted from increased incentive and production-related compensation due to the business growth described above and to increased headcount as DLJ's businesses continued to expand globally. This expansion also accounted for the $105.8 million increase in rent, communications and other equipment. Interest expense for 1998 rose $302.7 million. Most of this increase related to the financing of DLJ's domestic and foreign stock loan/borrowed business. The $27.2 million increase in brokerage, clearing and exchange fees resulted from increased share volume and transaction fees. The $58.6 million increase in other expenses included higher professional fees, travel and entertainment and other costs resulting from increased business activity and the costs of DLJ's Year 2000 project.

1997 Compared to 1996 - Investment Banking's 1997 pre-tax operating earnings before minority interest grew $166.2 million from the preceding year's total, while total revenues grew $1.13 billion. Fee revenues at DLJ increased $297.3 million in 1997 due to increased merger and acquisition, private placement and other advisory service activity and to higher fees due to higher assets under management. Underwriting and commissions revenues increased $150.0 million and $116.9 million, respectively, due to increases in all of DLJ's related business areas. Net investment income increased $577.9 million principally due to higher levels of foreign and domestic fixed income securities, higher yields on emerging market business and increased customer margin balances.

Total expenses for Investment Banking increased 31.3% in 1997 from 1996. The $369.4 million increase in employee compensation and benefits was due to higher incentive compensation based on higher revenues and operating results and to higher base compensation due to the growth in DLJ's international businesses. Interest expense increased $420.0 million related to higher fixed income inventory levels. The $40.9 million increase in rent, communications and other equipment was due to the full year impact of DLJ's home office relocation and to expansion in domestic and international offices and personnel. Brokerage, clearing and exchange fees were $30.1 million higher in 1997 due to increased share volume, underwriting related expenses and transaction fees. The other expenses increase of $104.8 million was due to higher data processing, professional fees, and other costs related to the increased business activity and costs of the Year 2000 project.

                                      7-10

Asset Management.

                      Asset Management - Operating Results
                                  (In Millions)

                                                                    1998               1997               1996
                                                              -----------------  -----------------   ----------------
Operating Results:
  Investment advisory and services fees(1)..................   $      953.0       $       699.0       $      564.0
  Distribution revenues.....................................          301.9               216.9              169.1
  Other revenues(1).........................................           73.8               157.6              284.7
                                                              -----------------  -----------------   ----------------
      Total revenues........................................        1,328.7             1,073.5            1,017.8
                                                              -----------------  -----------------   ----------------

  Promotion and servicing...................................          460.3               312.2              247.6
  Employee compensation and benefits........................          340.9               264.3              214.9
  All other operating expenses..............................          216.9               262.2              343.8
                                                              -----------------  -----------------   ----------------
      Total expenses........................................        1,018.1               838.7              806.3
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings before minority interest.......          310.6               234.8              211.5
  Minority interest.........................................         (141.5)             (108.5)             (83.6)
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings................................          169.1               126.3              127.9

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.....................            9.5                  .1               17.7
  Gain on sale of ERE.......................................            -                 249.8                -
  Intangible asset writedown................................            -                (120.9)               -
  Restructuring charges.....................................            -                   (.7)              (1.1)
                                                              -----------------  -----------------   ----------------
      Total pre-tax adjustments.............................            9.5               128.3               16.6
Minority interest...........................................          141.5               108.5               83.6
                                                              -----------------  -----------------   ----------------
GAAP Reported:
  Earnings from Continuing Operations before
    Federal Income Taxes, Minority Interest and
    Cumulative Effect of Accounting Change..................   $      320.1       $       363.1       $      228.1
                                                              =================  =================   ================

(1) Includes fees earned by Alliance and, in 1997 and 1996,EREIM totaling $61.8 million, $87.4 million and $140.7 million in 1998, 1997 and 1996, respectively, for services provided to the Insurance Group and unconsolidated real estate joint ventures.

1998 Compared to 1997 - Asset Management's pre-tax operating earnings before minority interest for 1998 increased $75.8 million from the prior year. Revenues totaled $1.33 billion for 1998, an increase of 23.8% from 1997. Alliance's 1998 investment advisory and service fees increased $254.0 million as higher overall mutual fund sales and market appreciation led to higher average assets under management. Distribution revenues grew $85.0 million due to higher average equity mutual fund assets under management and higher average cash assets under management. Other revenues declined $83.8 million in 1998 as compared to the prior year principally due to the inclusion of EREIM's $91.6 million of revenues through its sale date in June 1997.

Total expenses for Asset Management increased $179.4 million during 1998. The $148.1 million increase in promotion and servicing expenses at Alliance resulted from higher distribution plan payments resulting from higher average offshore mutual fund, cash management and domestic equity mutual fund assets under management. Employee compensation and benefits rose $76.6 million in 1998 as
Alliance's increased operating earnings resulted in higher incentive compensation and as business expansion led to a 24% increase in headcount from December 31, 1997. The decline in all other operating expenses principally resulted from the $76.8 million decrease attributed to the sale of EREIM in June 1997.

                                      7-11

1997 Compared to 1996 - Pre-tax operating earnings before minority interest for Asset Management for 1997 decreased $23.3 million from the prior year's total. Segment revenues increased $55.7 million from 1996. Investment advisory and service fees at Alliance increased $135.0 million due to higher average assets under management principally due to market appreciation and to higher performance fees. Alliance's $47.8 million increase in distribution revenues was principally due to higher average equity mutual fund assets under management attributed to strong sales and higher average cash assets under management. The $127.1 million decrease in other revenues in 1997 was principally due to the decline in EREIM's revenues from $226.1 million for the full year 1996 to $91.6 million in 1997 through its sale in June of that year.

Total expenses for Asset Management increased $32.4 million in 1997 compared to 1996. Promotion and servicing expenses increased $64.6 million at Alliance due to higher distribution plan payments resulting from higher average assets under management and to a $20.7 million increase in amortization of deferred sales commissions. Alliance's employee compensation and benefits increased $49.4 million due to higher incentive compensation based on increased operating earnings and to higher base compensation resulting from an increase in the number of employees. The decrease in all other operating expenses principally resulted from the $103.1 million attributed to the decrease in EREIM's operating expenses through June 1997 as compared to a full year's expenses in 1996, partially offset by increased general and administrative and interest expenses at Alliance.

Fees and Assets Under Management. Third party clients constitute an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                    At or for the Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  1998               1997               1996
                                                            -----------------   ----------------  -----------------
Fees:
  Third Party:
    Unaffiliated third parties............................   $       999.3       $      747.2       $      679.3
    Separate Accounts.....................................            96.4               88.8               61.5
  The Equitable...........................................            48.3               74.6              128.8
                                                            -----------------   ----------------  -----------------
Total.....................................................   $     1,144.0       $      910.6       $      869.6
                                                            =================   ================   ================

Assets Under Management:
  Third Party:
    Unaffiliated third parties(1).........................   $    252,707        $   182,345        $   154,914
    Separate Accounts.....................................         41,878             35,477             29,870
  The Equitable(2)........................................         52,923             56,262             54,990
                                                            -----------------   ----------------   ----------------
Total.....................................................   $    347,508        $   274,084        $   239,774
                                                            =================   ================   ================

(1) Includes $2.44 billion, $2.13 billion and $1.77 billion of assets managed on behalf of AXA affiliates at December 31, 1998, 1997 and 1996, respectively. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.
(2) Includes invested assets of The Equitable not managed by the Investment Subsidiaries, principally invested assets of subsidiaries and policy loans, totaling approximately $21.36 billion, $23.16 billion and $21.75 billion at December 31, 1998, 1997 and 1996, respectively, and mortgages and equity real estate totaling $7.38 billion and $8.16 billion at December 31, 1998 and 1997, respectively.

Fees for assets under management increased 25.6% during 1998 from 1997 principally as a result of the continued growth in assets under management for third parties. Total assets under management increased $73.42 billion, primarily due to $68.77 billion higher third party assets under management at Alliance. The Alliance growth in 1998 was principally due to market appreciation, increased sales of Equitable Separate Account based individual annuity contracts and net sales of mutual funds and other products. DLJ's assets under management increased in 1998 by $7.18 billion or 41.7% principally due to new business in their Asset Management Group.

                                      7-12

Fees for assets under management increased 4.7% during 1997 from 1996 as the continued growth in assets under management for third parties was partially offset by the reduction in fees resulting from the sale of ERE. Total assets under management at December 31, 1997 increased $34.31 billion from 1996, primarily due to $34.08 billion higher third party assets under management at Alliance. The Alliance growth in 1997 was principally due to market appreciation and mutual fund sales, partially offset by the decrease in Cursitor assets.


CONTINUING OPERATIONS INVESTMENT PORTFOLIO

The continuing operations investment portfolio is composed of the General Account investment portfolio and investment assets of the Holding Company and its non-operating subsidiaries, principally the Trust and the SECT (the Holding Company, the Trust and the SECT, together, the "Holding Company Group").


GENERAL ACCOUNT INVESTMENT PORTFOLIO

Management discusses the Closed Block assets and the assets outside of the Closed Block on a combined basis as General Account Investment Assets. These portfolios and their investment results support the insurance and annuity liabilities of its continuing operations. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                                 General Account Investment Asset Carrying Values
                                                 December 31, 1998
                                                   (In Millions)

                                                                                                          General
                                      Balance                                             Holding         Account
                                       Sheet            Closed                            Company        Investment
                                       Total            Block           Other (1)        Group (2)         Assets
Balance Sheet Captions:
--------------------------------  ---------------- ----------------- ----------------- --------------- ----------------
Fixed maturities:
  Available for sale(3).........   $   19,449.3     $    4,373.2      $     (127.2)     $    455.6     $     23,494.1
  Held to maturity..............          250.9              -                 -             125.9              125.0
Trading account securities......       13,195.1              -            13,195.1             -                  -
Securities purchased under
  resale agreements.............       20,063.3              -            20,063.3             -                  -
Mortgage loans on real estate...        2,809.9          1,633.4               -               -              4,443.3
Equity real estate..............        1,676.9             94.1              (3.1)            -              1,774.1
Policy loans....................        2,086.7          1,641.2               -               -              3,727.9
Other equity investments........        1,234.7             56.4             474.0            47.7              769.4
Other invested assets...........          809.6             (2.9)            263.6              .7              542.4
                                  ---------------- ----------------- ----------------- --------------- ----------------
  Total investments.............       61,576.4          7,795.4          33,865.7           629.9           34,876.2
Cash and cash equivalents.......        2,335.4            (61.4)          1,178.0            40.6            1,055.4
                                  ---------------- ----------------- ----------------- -------------- -----------------
Total...........................   $   63,911.8     $    7,734.0      $   35,043.7      $    670.5     $     35,931.6
                                  ================ ================= ================= ============== =================

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the Holding Company Group and the General Account (primarily securities held in inventory or for resale by DLJ) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at General Account Investment Assets.
(2) The "Holding Company Group" category includes the investment portfolio held by the Holding Company Group. These assets are not managed as part of General Account Investment Assets. The "Holding Company Group" category is deducted in arriving at General Account Investment Assets.
(3) Fixed maturities available for sale are reported at estimated fair value. At December 31, 1998, the amortized costs of the General Account's available for sale and held to maturity fixed maturity portfolios were $22.68 billion and $125.0 million, respectively, compared with estimated market values of $23.49 billion and $125.0 million, respectively.

                                      7-13

Asset Valuation Allowances and Writedowns

The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                                         General Account Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                  Equity Real
                                                               Mortgages            Estate             Total
                                                            -----------------   ----------------   ---------------
Balances at January 1, 1997...............................   $        64.2       $       90.4       $     154.6
  Additions(1)............................................            46.9              316.3             363.2
  Deductions(2)...........................................           (36.8)             (61.2)            (98.0)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1997.............................            74.3              345.5             419.8
  Additions...............................................            22.5               77.3              99.8
  Deductions(2)...........................................           (51.4)            (211.0)           (262.4)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1998.............................   $        45.4       $      211.8       $     257.2
                                                            =================   ================   ===============

(1) Includes $243.0 million of additions to valuation allowances resulting from management's decision in fourth quarter 1997 to accelerate the sale of equity real estate.
(2) Primarily reflects releases of allowances due to asset dispositions and writedowns.

Writedowns on fixed maturities (primarily related to below investment grade securities) aggregated $101.6 million, $15.2 million and $42.7 million in 1998, 1997 and 1996, respectively. Writedowns on equity real estate totaled $165.2 million and $23.7 million in 1997 and 1996, respectively. The 1998 increase in writedowns on fixed maturities was principally due to an increase in problem fixed maturities in the second half of 1998. There were no real estate writedowns in 1998. The equity real estate writedowns in 1997 principally resulted from changes in assumptions related to real estate holding periods and property cash flows.

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1998 and by net amortized cost as of December 31, 1997.

                                         General Account Investment Assets
                                                   (In Millions)

                                                          December 31, 1998                      December 31, 1997
                                           ------------------------------------------------    ----------------------
                                                                                   Net                    Net
                                             Amortized       Valuation          Amortized              Amortized
                                                Cost         Allowances            Cost                  Cost
                                           ---------------  -------------   ---------------    ----------------------
Fixed maturities(1)......................  $   22,804.8    $        -        $    22,804.8     $       22,914.5
Mortgages................................       4,488.7            45.4            4,443.3              3,953.0
Equity real estate.......................       1,985.9           211.8            1,774.1              2,637.8
Other equity investments.................         769.4             -                769.4              1,037.5
Policy loans.............................       3,727.9             -              3,727.9              4,123.1
Cash and short-term investments(2).......       1,597.8             -              1,597.8                607.6
                                           ---------------  -------------   ---------------    ----------------------
Total....................................  $   35,374.5    $      257.2      $    35,117.3     $       35,273.5
                                           ============== ===============   ===============    ======================

(1) Excludes unrealized gains of $814.3 million and $1.07 billion on fixed maturities classified as available for sale at December 31, 1998 and 1997, respectively.
(2) Comprises "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

                                      7-14

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

                                       Investment Results By Asset Category
                                               (Dollars In Millions)

                                            1998                            1997                           1996
                                -----------------------------   -----------------------------  -----------------------------
                                    (1)                            (1)                             (1)
                                   Yield          Amount          Yield           Amount          Yield          Amount
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
Fixed Maturities:
  Income......................     7.85%       $     1,839.7       8.01%       $    1,809.6       7.94%       $     1,615.1
  Investment gains(losses)....    (0.09)%              (21.6)      0.41%               94.0       0.35%                70.0
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     7.76%       $     1,818.1       8.42%       $    1,903.6       8.29%       $     1,685.1
  Ending assets...............                 $    22,804.8                   $   22,914.5                   $    21,711.6
Mortgages:
  Income......................     8.91%       $       363.8       9.23%       $      387.1       8.90%       $       427.1
  Investment gains(losses)....    (0.24)%              (10.0)     (0.46)%             (19.1)     (0.72)%              (34.3)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     8.67%       $       353.8       8.77%       $      368.0       8.18%       $       392.8
  Ending assets...............                 $     4,443.3                   $    3,953.0                   $     4,513.7
Equity Real Estate(2):
  Income......................     7.85%       $       145.3       2.86%       $       73.7       2.91%       $        88.6
  Investment gains(losses)....     3.85%                71.3     (16.79)%            (432.4)     (2.81)%              (85.6)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................    11.70%       $       216.6     (13.93)%      $     (358.7)      0.10%       $         3.0
  Ending assets...............                 $     1,392.8                   $    2,069.8                   $     2,725.5
Other Equity Investments:
  Income......................     9.90%       $        94.0      18.60%       $      183.7      16.23%       $       147.3
  Investment gains(losses)....     2.94%                27.9       1.50%               14.8       1.56%                14.1
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................    12.84%       $       121.9      20.10%       $      198.5      17.79%       $       161.4
  Ending assets...............                 $       769.4                   $    1,037.5                   $       955.6
Policy Loans:
  Income......................     6.63%       $       249.8       7.01%       $      285.6       7.00%       $       272.1
  Ending assets...............                 $     3,727.9                   $    4,123.1                   $     3,962.0
Cash and Short-term
  Investments:
  Income......................     8.75%       $        75.2       9.08%       $       55.5       9.00%       $        52.9
  Ending assets...............                 $     1,597.8                   $      607.6                   $       277.7
Total:
  Income(3)...................     7.92%       $     2,767.8       7.98%       $    2,795.2       7.76%       $     2,603.1
  Investment gains(losses)....     0.19%                67.6      (0.98)%            (342.7)     (0.11)%              (35.8)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total(4)....................     8.11%       $     2,835.4       7.00%       $    2,452.5       7.65%       $     2,567.3
  Ending assets...............                 $    34,736.0                   $   34,705.5                   $    34,146.1

(1) Yields are based on the quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.
(2) Equity real estate carrying values are shown, and equity real estate yields are calculated, net of third party debt and minority interest of $381.3 million, $568.0 million and $793.1 million as of December 31, 1998, 1997 and 1996, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $35.7 million, $52.9 million and $56.6 million for 1998, 1997 and 1996, respectively.

                                      7-15

(3) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $79.9 million, $77.3 million and $69.0 million for 1998, 1997 and 1996, respectively. Investment income is shown net of depreciation of $31.5 million, $80.9 million and $97.0 million for 1998, 1997 and 1996, respectively.
(4) Total yields are shown before deducting investment fees paid to investment advisors (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.86%, 6.71% and 7.35% for 1998, 1997 and 1996, respectively.

Fixed Maturities. Investment income on fixed maturities increased $30.1 million in 1998 from 1997 due to a larger asset base. The 1998 investment losses were due to $101.6 million in writedowns on domestic and emerging market high-yield securities partially offset by $80.0 million of gains on sales. The fixed maturities portfolio consists largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. As of year end 1998, 75% of fixed maturities were publicly traded; 85% of below investment grade securities were also publicly traded. At December 31, 1998, The Equitable held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.23 billion, including $2.10 billion in publicly traded CMOs, $1.94 billion of mortgage pass-through securities, and $1.46 billion of public and private asset-backed securities. Summaries of all fixed maturities are shown by NAIC rating in the following table.

                                                 Fixed Maturities
                                                 By Credit Quality
                                                   (In Millions)

                                                    December 31, 1998                        December 31, 1997
                                            --------------------------------------   --------------------------------------
                    Rating Agency
  NAIC               Equivalent               Amortized             Estimated          Amortized             Estimated
 Rating              Designation                 Cost               Fair Value           Cost                Fair Value
--------------  --------------------------  -------------------  -----------------   ------------------   -----------------

     1-2        Aaa/Aa/A and Baa.......      $     19,397.8       $    20,467.9       $    19,488.9        $   20,425.3
     3-6        Ba and lower...........             3,161.5             2,859.6             3,294.9             3,395.4
                                            -------------------  -----------------   ------------------   -----------------
Subtotal...............................            22,559.3            23,327.5            22,783.8            23,820.7
Redeemable preferred stock
  and other............................               245.5               291.6               130.7               166.2
                                            -------------------  -----------------   ------------------   -----------------
Total Fixed Maturities.................      $     22,804.8       $    23,619.1       $    22,914.5        $   23,986.9
                                            ===================  =================   ==================   =================

Management defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. The amortized cost of problem fixed maturities was $94.9 million (0.4% of the amortized cost of this category) at December 31, 1998 compared to $31.0 million (0.1%) and $50.6 million (0.2%) at December 31, 1997 and 1996, respectively. In 1998, new problem fixed maturities more than offset assets written down or sold.

The Equitable does not accrue interest income on problem fixed maturities unless management believes the full collection of principal and interest is probable. Interest not accrued on problem fixed maturity investments totaled $13.1 million, $10.5 million and $9.5 million for 1998, 1997 and 1996, respectively. The amortized cost of wholly or partially non-accruing problem fixed maturities was $82.1 million, $28.9 million and $45.7 million at December 31, 1998, 1997 and 1996, respectively.

                                      7-16

Based on its monitoring of fixed maturities, management identifies a class of potential problem fixed maturities, which consists of fixed maturities not currently classified as problems but for which management has serious doubts as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the issuer. The amortized cost of potential problem fixed maturities increased to $74.9 million at December 31, 1998, up from $17.9 million and $0.5 million at December 31, 1997 and 1996, respectively.

Mortgages. At December 31, 1998, the mortgage portfolio included commercial ($2.66 billion), agricultural ($1.83 billion) and residential loans ($1.1 million). In 1998, the investment income decrease of $23.3 million on mortgages resulted from lower interest rates on new mortgage investments and commercial mortgage loan repayments.

At December 31, 1998, 1997 and 1996, respectively, management identified impaired mortgage loans with carrying values of $192.4 million, $236.6 million and $531.7 million. The provision for losses for these impaired loans was $39.1 million, $68.3 million and $59.3 million at those same respective dates. Income earned on impaired loans in 1998, 1997 and 1996, respectively, was $16.6 million, $24.6 million and $49.6 million, including cash received of $15.3 million, $23.0 million and $44.6 million.

The Equitable categorizes mortgages 60 days or more past due, as well as mortgages in the process of foreclosure, as problem commercial mortgages.

Based on its monthly monitoring of commercial mortgages, management identifies a class of potential problem mortgages, which consists of mortgage loans not currently classified as problems but for which management has serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property. Potential problem commercial mortgages decreased during 1998 primarily due to foreclosures.

                               Problem, Potential Problem and Restructured Mortgages
                                                  Amortized Cost
                                                   (In Millions)

                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
COMMERCIAL MORTGAGES......................................   $     2,660.7       $    2,305.8       $    2,901.2
Problem commercial mortgages(1)...........................              .4               19.3               11.3
Potential problem commercial mortgages....................           170.7              180.9              425.7
Restructured commercial mortgages(2)......................           116.4              194.9              269.3

AGRICULTURAL MORTGAGES....................................   $     1,826.9       $    1,719.2       $    1,672.7
Problem agricultural mortgages(3).........................            11.7               12.2                5.4

(1) Includes delinquent mortgage loans of $0.4 million, $19.3 million and $5.8 million at December 31, 1998, 1997 and 1996, respectively, and mortgage loans in process of foreclosure of $5.5 million at December 31, 1996.
(2) Excludes restructured commercial mortgages of $1.7 million that are shown as problems at December 31, 1997, and excludes $24.5 million, $57.9 million and $229.5 million of restructured commercial mortgages that are shown as potential problems at December 31, 1998, 1997 and 1996, respectively.
(3) Includes delinquent mortgage loans of $6.4 million and $10.0 million at December 31, 1998 and 1997, respectively, and mortgage loans in process of foreclosure of $5.3 million, $2.2 million and $5.1 million at December 31, 1998, 1997 and 1996, respectively.

                                      7-17

For 1998, scheduled amortization payments and prepayments received on commercial mortgage loans aggregated $347.4 million. For 1998, $136.8 million of commercial mortgage loan maturity payments were scheduled, of which $66.8 million (48.8%) were paid as due. Of the amount not paid, $67.8 million (49.6%) were granted short-term extensions of up to six months and $2.2 million (1.6%) were extended for a weighted average of 2.5 years at a weighted average interest rate of 8.0%.

During 1999, approximately $371.4 million of commercial mortgage principal payments are scheduled, including $315.8 million of payments at maturity on commercial mortgage balloon loans. An additional $719.3 million of commercial mortgage principal payments, including $621.0 million of payments at maturity on commercial mortgage balloon loans, are scheduled for 2000 and 2001. Depending on market conditions and lending practices in future years, some maturing loans may have to be refinanced, restructured or foreclosed upon. During 1998, 1997 and 1996, the amortized cost of foreclosed commercial mortgages totaled $40.1 million, $153.5 million and $18.3 million, respectively.

Equity Real Estate. Equity real estate consists primarily of office, retail, industrial, mixed use and other properties. Office properties constituted the largest component (65.0% of amortized cost) of this portfolio at December 31, 1998.

During 1998, The Equitable received proceeds from the sale of equity real estate of $1.05 billion, compared to $386.0 million in 1997 and $624.2 million in 1996, and recognized gains of $124.1 million, $50.5 million and $30.1 million, respectively. The carrying value of the equity real estate at date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $189.8 million, $61.1 million and $157.4 million, respectively. In connection with this sales program, at December 31, 1997, Equitable Life reclassified $1.5 billion depreciated cost of continuing and discontinued operations' equity real estate from "held for production of income" to "held for sale". Since held for sale properties are carried at the lower of depreciated cost or estimated fair value, less disposition costs, the reclassification generated additions to valuation allowances of $243.0 million for continuing operations in fourth quarter 1997. Also, during fourth quarter 1997, the review of the equity real estate portfolio identified properties held for production of income which were impaired, resulting in writedowns of $161.1 million for continuing operations. The total pre-tax impact of these 1997 actions was $345.1 million (net of related DAC amortization of $59.0 million) for continuing operations. In addition, these real estate actions contributed to a $129.6 million strengthening of discontinued operations' allowance for future losses in fourth quarter 1997. At December 31, 1998, the remaining held for sale real estate portfolio's depreciated cost for continuing operations totaled $1.11 billion, excluding related valuation allowances of $211.8 million.

Management establishes valuation allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between depreciated cost and sales proceeds. On a quarterly basis, the valuation allowances on real estate held for sale are adjusted to reflect changes in market values in relation to depreciated cost. Since the size of the portfolio of properties held for sale was significantly larger at December 31, 1998 and 1997 than in prior years due to the equity real estate sales program discussed above, fluctuations in the related valuation allowances prior to actual sale could be larger than those experienced in prior periods. As the accelerated equity real estate sales program continues into 1999, management expects further reductions to this portfolio will depend on market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties. It is management's policy not to invest substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments.

At December 31, 1998, the overall vacancy rate for The Equitable's real estate office properties was 7.0%, with a vacancy rate of 5.1% for properties acquired as investment real estate and 16.0% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.0% (as of September 30, 1998) as measured by CB Commercial. Lease rollover rates for office properties for 1999, 2000 and 2001 range from 5.6% to 10.5%.

                                      7-18

At December 31, 1998, the equity real estate category included $1.23 billion depreciated cost of properties acquired as investment real estate (or 62.0% of depreciated cost of equity real estate held) and $0.75 billion (38.0%) amortized cost of properties acquired through foreclosure, including in-substance foreclosure. Cumulative writedowns recognized on foreclosed properties were $182.0 million through December 31, 1998. As of December 31, 1998, the carrying value of the equity real estate portfolio was 63.7% of its original cost. The depreciated cost of foreclosed equity real estate totaled $955.1 million (29.5%) and $1.03 billion (28.4%) at year end 1997 and 1996, respectively.

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests ($455.5 million or 59.2% of the amortized cost of this portfolio at December 31, 1998), alternative limited partnerships ($149.5 million or 19.4%) and common stock and other equity securities ($164.4 million or 21.4%). Alternative funds utilize trading strategies that may be leveraged, and attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Other equity investments can create significant volatility in investment income since they predominantly are accounted for in accordance with the equity method which treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to The Equitable. Though not reported in General Account Investment Assets, the excess of Separate Accounts assets over Separate Accounts liabilities at December 31, 1998 and 1997 of $89.4 million and $231.0 million, respectively, represented an investment by the General Account principally in equity securities. As demonstrated by the market volatility and negative returns experienced in the later half of 1998, returns on equity investments are very volatile and investment results for any period are not representative of any other period.

Commencing in third quarter 1998, in response to a perceived increase in the price volatility of publicly-traded equity markets, The Equitable began to reduce its holdings of common stock investments. With the persistence of high price volatility, The Equitable now believes that publicly-traded common stocks should be actively managed to control risk and generate investment returns. Effective January 1, 1999, The Equitable has designated all investments in publicly-traded equity securities in the General Account and Holding Company Group portfolios as "trading securities" for the purpose of classification under SFAS No. 115 and all changes in the investments' fair value will be reported through earnings.

DISCONTINUED OPERATIONS

In 1991, management adopted a plan to discontinue the business of certain pension operations consisting of Wind-Up Annuities and GIC lines of business and recorded an allowance for future losses based on management's best judgment at that time. During 1997 and 1996, the allowance for future losses was strengthened by $134.1 million and $129.0 million, respectively. The principal factor in the 1997 reserve strengthening action was the change in projected cash flows for equity real estate due to management's plan to accelerate the sale of equity real estate. The primary factors contributing to the 1996 strengthening were changes in projected cash flows for mortgages and other equity investments due to lower portfolio balances as the result of higher than anticipated redemptions and repayments in 1996 and an increase in assumed mortgage defaults as well as an increase in projected benefit payments due to the expected increase in longevity of Wind-Up Annuities beneficiaries.

The Equitable's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. Additionally, as part of The Equitable's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These projections were utilized in the fourth quarter evaluation of the adequacy of the allowance for future losses. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance for future losses, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

                                      7-19

Results of Operations. Post-tax earnings of $2.7 million were recognized in 1998 compared to post-tax losses of $(87.2) million in 1997 and $(83.8) million in 1996. The allowance for future losses totaled $305.1 million at December 31, 1998.

Investment income declined $28.2 million to $160.4 million in 1998 principally due to lower income on other equity investments. Discontinued operations 1997 investment income of $188.6 million was $56.8 million lower than 1996 principally due to a decrease in investment asset base. Net investment gains totaled $35.7 million in 1998 compared to losses of $173.7 million and $18.9 million in 1997 and 1996, respectively. The gains in 1998 and higher losses in 1997 were both attributable to equity real estate.

Interest credited and policyholders' benefits on Wind-Up Annuities and GIC contracts were $99.1 million in 1998, as compared to $108.0 million and $126.8 million in 1997 and 1996, respectively, primarily due to repayments of amounts due under GIC contracts. The weighted average crediting rates were 9.6%, 9.3% and 9.2% in 1998, 1997 and 1996, respectively. The interest expense on intersegment borrowings by discontinued operations from continuing operations was $26.6 million in 1998, down from $53.3 million and $61.0 million in 1997 and 1996, respectively, due to net repayments.

At year end 1998, $1.02 billion of policyholders' liabilities were outstanding, substantially all of which relate to Wind-Up Annuities. During 1998, the $660.0 million of intersegment borrowings outstanding at December 31, 1997 were repaid. See Notes 2 and 8 of Notes to Consolidated Financial Statements.

Cash Flow Projections. At December 31, 1998, estimates of annual net cash flows for discontinued operations in 1999 and 2000 were $255.5 million and $16.7 million, respectively. At December 31, 1997, the projections for 1998 and 1999 were $477.5 million and ($25.1) million, respectively. The increase in estimated 1999 net cash flows was principally due to a higher level of assumed cash flows resulting from equity real estate sales. Other material assumptions used in determining these projections included the following: no new intersegment loans from continuing operations; future estimated annual investment income yields on the existing portfolio of 7.8% to 9.7% in the 1998 projection (compared to 6.1% to 8.9% used in the 1997 projection); use of proceeds from equity real estate sales and other maturing investment assets to pay maturing discontinued operations liabilities, with reinvestment of excess funds (in 1998, proceeds were also used to repay intersegment borrowings); and mortality experience for Wind-Up Annuities based on the 1983 Group Annuity Mortality table with projections for mortality improvements. The reduction of the equity real estate portfolio through the accelerated sales program depends upon market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desirable improvements to properties.

Discontinued Operations Investment Portfolio

In 1998, investment results from Discontinued Operations Investment Assets totaled $186.6 million, a $171.1 million increase from the prior year principally due to investment gains of $37.2 million as compared to the $173.7 million of investment losses in 1997. The 1997 investment losses resulted from the fourth quarter 1997 increases in valuation allowances of $80.2 million and writedowns relating to equity real estate of $92.5 million. This increase in investment gains (losses) was partially offset by a $39.8 million decrease in investment income in 1998, principally reflecting a decrease of $38.4 million for other equity investments. There was a $20.4 million loss on mortgage loans in 1997 compared to the 1998 gain of $0.3 million and gains of $41.2 million compared to $151.1 million of losses on equity real estate. Investment income yields increased to 10.22% from 9.21% in 1997, principally due to strong returns on equity real estate.

In 1997, investment results from Discontinued Operations Investment Assets totaled $15.5 million, a $213.5 million decline from 1996 due to the $154.8 million higher investment losses principally resulting from fourth quarter 1997 increases in valuation allowances of $80.2 million and writedowns relating to equity real estate of $92.5 million and the $58.7 million lower investment income. The investment income for 1997 reflected decreases of $8.9 million, $8.8 million and $2.4 million for other equity investments, cash and short-term investments and equity real estate, respectively, and by lower income on the mortgage loan and fixed maturities portfolios of $33.9 million and $5.1 million, respectively. A $20.4 million loss on mortgage loans compared to the 1996 gain of $2.0 million and $131.6 million higher losses on equity real estate and $2.0 million of losses on other equity investments compared to $0.6 million of gains in 1996 were partially offset by lower investment losses of $1.8 million for fixed maturities. Investment income yields increased to 9.21% from 8.55% in 1996, principally due to strong returns on other equity investments.

                                      7-20

Investment Assets by Selected Asset Category

For information on the asset categories and valuation allowances and writedowns, see Note 8 of Notes to Consolidated Financial Statements.

Mortgages - As of December 31, 1998, discontinued operations commercial mortgages totaled $511.7 million (91.9% of amortized cost of the category) and agricultural loans totaled $45.1 million (8.1%). Potential problem commercial mortgages totaled $20.1 million, $15.4 million and $29.1 million in 1998, 1997 and 1996, respectively, while restructured commercial mortgages aggregated $3.3 million, $106.2 million and $198.9 million, respectively.

For 1998, scheduled amortization payments and prepayments on commercial mortgage loans aggregated $234.2 million. For 1998, $36.0 million of mortgage loan maturity payments were scheduled, of which $35.3 million (98.1%) were paid as due. During 1999, approximately $47.6 million of commercial mortgage principal payments are scheduled, including $34.0 million of payments at maturity on commercial mortgage balloon loans. An additional $199.7 million of principal payments, including $173.3 million of payments at maturity on commercial mortgage balloon loans, are scheduled from 2000 through 2001. Depending on the condition of the real estate market and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

Equity Real Estate - During 1998, 1997 and 1996, discontinued operations received proceeds from the sale of equity real estate of $287.9 million, $183.5 million and $184.3 million, respectively, and recognized gains of $41.3 million, $35.4 million and $10.9 million, respectively. These gains reflected total writedowns and additions to valuation allowances on properties sold of $71.7 million, $22.9 million and $16.0 million, respectively, at date of sale. The depreciated cost of discontinued operations' equity real estate properties held for sale at December 31, 1998 was $289.2 million for which allowances of $34.8 million have been established.

Other Equity Investments - At December 31, 1998, discontinued operations' other equity investments of $115.1 million consisted primarily of limited partnership interests managed by third parties that invest in a selection of equity and fixed income securities ($95.8 million or 83.2% of amortized cost of this portfolio at that date). Discontinued operations' other equity investments also included common stocks acquired in connection with limited partnership investments, as well as other equity investments ($19.3 million or 16.8%).

Returns on other equity investments have been very volatile and investment results for any period are not representative of any other period. Total investment results on other equity investments were $25.5 million, $65.2 million and $76.7 million in 1998, 1997 and 1996, respectively. These investment results reflected yields of 16.30%, 25.39% and 21.74%, for 1998, 1997 and 1996,
respectively.


YEAR 2000

Equitable Life, DLJ and Alliance continue their Year 2000 compliance efforts; related costs are being funded by operating cash flows with costs being expensed as incurred.

Equitable Life - Equitable Life began addressing the Year 2000 issue in 1995. In addition to significant internal resources, third parties have been assisting in renovating and testing computer hardware and software ("computer systems") and embedded systems and in overall project control. The following process has been undertaken:

(1) Equitable Life established a Year 2000 project office, which developed a strategic approach and created broad awareness of the Year 2000 issues at Equitable Life through meetings with the Audit Committee of the Board of Directors and executive and senior management, presentations to business areas and employee newsletters.
(2) Corporate-developed computer systems were inventoried and assessed for Year 2000 compliance. Third party providers of computer systems and services, including embedded systems, were contacted. Of the 94% who have responded, approximately 67% indicated their systems or services are Year 2000 compliant, approximately 10% have indicated that they will be compliant, and 17% will be replaced or the function will be eliminated. Those who have not responded will be replaced or the function will be eliminated if no response is received by June 30, 1999.

                                      7-21

(3) The renovation or replacement of mission-critical corporate-developed computer systems was substantially completed by year end 1998 and management expects the work of renovating or replacing all non-compliant corporate-developed systems to be substantially completed by June 30, 1999. After renovation or replacement, the systems are then subjected to Year 2000 compliance testing as described in the following paragraph. Management continues to monitor Year 2000 compliance by third party providers of computer systems, including embedded systems, and services. Management believes it is on schedule for substantially all such systems and services, including those considered mission-critical, to be confirmed as Year 2000 compliant, renovated, replaced or the subject of contingency plans, by the end of second quarter 1999, except for one investment accounting system which is scheduled to be replaced by the end of August 1999 and confirmed as Year 2000 compliant by September 30, 1999.
(4) Year 2000 compliance testing is an ongoing three-part process: after a system has been renovated, it is tested to determine if it still performs its intended business function correctly; next, it undergoes a simulation test using dates occurring after December 31, 1999; last, integrated systems tests are conducted to verify that the systems continue to work together with the computers' internal clocks set to post December 31, 1999 dates. Management plans to complete the first two phases of testing by June 30, 1999. Integrated systems testing will continue throughout 1999 as needed. To date, the testing process has revealed performance issues related to Equitable Life's replacement general ledger system, which management believes will be resolved on a timely basis. All significant automated data interfaces with third parties will also be tested for Year 2000 compliance, including those with Lend Lease, Alliance, The Chase Manhattan Bank, Sunguard, Pershing and Computer Science Corporation, who provide, among other services, material investment management, accounting, banking, annuity processing and securities clearance services for Equitable Life's General and certain of its Separate Accounts. Equitable Life has retained third parties to assist with selective verification of the Year 2000 renovation of certain systems.
(5) Existing business continuity and disaster recovery plans cover certain categories of contingencies that could arise as a result of Year 2000 related failures. These plans are being supplemented to address contingencies unique to the millennium change. Management anticipates that Year 2000 specific contingency plans will be developed by the end of second quarter 1999. Equitable Life expects to retain third parties to assist with planning for contingencies.

Equitable Life's Year 2000 compliance project is currently estimated to cost $30 million through the end of 1999, of which approximately $23.4 million was incurred through 1998. Equitable Life's new computer application development and procurement have not been subject to any delay caused in whole or part by Year 2000 efforts that is expected to have a material adverse effect on The Equitable's financial condition or results of operations.

Investment Subsidiaries - DLJ and Alliance's Year 2000 related activities and progress to date are summarized below. For further information, see their respective filings on Form 10-K for the year ended December 31, 1998.

DLJ - As a result of DLJ's recent business expansion and headquarters' move, many of its computer systems are Year 2000 compliant. Year 2000 project plans have been developed and management oversight groups and project managers monitor DLJ's decentralized implementation of those plans for its information technology ("IT") and non-IT systems. At December 31, 1998, these systems had been inventoried and non-compliant mission-critical systems have been targeted first for remediation. DLJ has retained several major consulting firms with expertise in advising corporations on Year 2000 issues and their potential impact. The correspondent clearing business expects to have all non-compliant systems renovated, tested and returned to production by March 31, 1999. All other mission-critical systems are expected to complete that process by March 31, 1999, followed by non-mission-critical systems by June 30, 1999. None of DLJ's other IT projects have been delayed as a result of the Year 2000 project. DLJ has identified all significant third parties and has received assurances they are taking the necessary steps to prepare for the Year 2000. Additionally, DLJ participates in testing sponsored by a securities industry association. To date, DLJ has achieved successful results in each of the tests in which it has participated. Testing of internal and external systems will continue throughout 1999 to ensure all remediated systems remain compliant.

                                      7-22

DLJ currently estimates its Year 2000 costs will range between $85 million and $90 million, with $77 million incurred through December 31, 1998. While its correspondent clearance business has a formal general contingency plan which covers a variety of events, DLJ expects to develop a formal Year 2000 specific contingency plan by the end of second quarter 1999.

Alliance - During 1997, Alliance began a formal Year 2000 initiative, managed by a Year 2000 project office and focusing on both IT and non-IT systems. Alliance has retained a number of consulting firms with expertise in advising and assisting clients with regard to Year 2000 issues. By June 30, 1998, Alliance had completed an inventory and assessment of its domestic and international computer systems, identified its mission-critical and non-mission-critical systems, and determined which of these systems were not Year 2000 compliant. All third party suppliers of mission-critical systems and services have been contacted; substantially all of those contacted have responded. Approximately 76% of the responses indicate their systems are or will be Year 2000 compliant. Those who have not responded have been contacted a second time. Alliance estimates this process will be completed by March 31, 1999. The same process is being performed for non-mission-critical systems with an estimated completion date of June 30, 1999. Alliance has remediated most of its non-compliant mission-critical systems and expects the remediation phase for all mission-critical systems will be completed by February 28, 1999 with the exception of one portfolio accounting system which will be replaced by a Year 2000 compliant vendor package by August 31, 1999. Remediation of non-mission-critical systems is expected to be completed by June 30, 1999. Alliance has completed the business functionality and the post-December 31, 1999 testing for approximately 88% of its mission-critical systems and approximately 75% of its non-mission-critical systems. Full integration testing of all remediated systems and tests of interfaces with third party suppliers will begin in first quarter 1999 and continue throughout that year. Alliance is inventorying, evaluating and testing its technical infrastructure and corporate facilities and expects them to be fully operable in the Year 2000. Certain other planned IT projects have been deferred until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on Alliance's financial condition or results of operations. Assisted by a consulting firm, Alliance is developing formal Year 2000 specific contingency plans to address situations where mission-critical and non-mission-critical systems are not remediated as planned by Alliance or third parties.

Alliance estimates its cost of the Year 2000 initiative will range between $40 million and $45 million. Such costs consist principally of remediation costs and costs to develop formal Year 2000 specific contingency plans. Through December 31, 1998, Alliance has incurred approximately $22 million of those costs.

Risks - There are many risks associated with Year 2000 issues, including the risk that The Equitable's computer systems will not operate as intended. There can be no assurance that the systems, services and products of third parties will be Year 2000 compliant. Likewise, there can be no assurance the compliance schedules outlined above will be met.

Any significant unresolved difficulties related to the Year 2000 compliance initiatives could result in an interruption in, or a failure of, normal business activities or operations, or the incurrence of unanticipated expenses related to resolving such difficulties, regulatory actions, damage to The Equitable's franchise, and legal liabilities and, accordingly, could have a material adverse effect on The Equitable's business operations and financial results. Due to the pervasive nature, the external as well as internal interdependencies and the inherent risk and uncertainties of Year 2000 issues, The Equitable cannot determine which risks are most reasonably likely to occur, if any, nor the effects of any particular failure to be Year 2000 compliant.

The forward-looking statements under "Year 2000" should be read in conjunction with the disclosure set forth under "Forward-Looking Statements" on page 7-33. To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. Sec. 1 (1998).

                                      7-23

EURO CURRENCY

On January 1, 1999, conversion rates of the national currencies of eleven European Union members were fixed against the common currency, called the Euro. Each participating country's currency is legal tender during a transition period from January 1, 1999 until January 1, 2002 after which only the Euro will be used. Alliance had assessed its internally developed and purchased applications to determine the changes needed to process Euro denominated transactions. The $2.5 million cost principally related to system modifications was expensed as incurred. Alliance's systems have been changed to process Euro denominated transactions. Additional costs associated with the transition period are not expected to have a material adverse effect on The Equitable's financial results.


LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

In April 1998, the Holding Company completed an offering under its existing shelf registration of $250.0 million 6 1/2% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028 (together the "1998 Senior Debt"), resulting in net proceeds of $591.1 million to be used for general corporate purposes. Pre-tax debt service on the 1998 Senior Debt was approximately $29.9 million in 1998, and will be approximately $40.8 million per annum thereafter.

Under the stock repurchase program authorized by the Board of Directors in 1998, the Holding Company had repurchased approximately 4.5 million shares of Common Stock at a cost of $247.1 million at year end 1998. In connection with this repurchase program, during second quarter 1998 the Holding Company privately placed put options entitling the holder to sell up to 1 million shares of Common Stock to the Holding Company at specified prices upon exercise of the options. The Equitable had purchased an aggregate of 400,000 shares through December 31, 1998; 600,000 of such options remain outstanding and are exerciseable from time to time during the first half of 1999. See Notes 9 and 11 of Notes to Consolidated Financial Statements.

Liquidity Requirements. The Holding Company's cash requirements include debt service, operating expenses, taxes and dividends on its Common Stock. Pre-tax debt service totaled $77.2 million in 1998, while general and administrative expenses were $19.2 million. Since 1992, the Holding Company's Board of Directors has declared quarterly cash dividends of $.05 per share on the outstanding shares of its Common Stock. During 1998, aggregate cash dividends paid on the Holding Company's Common Stock were $44.4 million.

Liquidity  Sources.  At December  31,  1998,  the Holding  Company held cash and short-term investments and U.S. Treasury securities of approximately $185.9 million and investment grade publicly traded bonds totaling $273.5 million. Other primary sources of liquidity for the Holding Company include (i) amounts the Holding Company may receive from its subsidiaries in connection with SECT distributions, (ii) dividends from DLJ and (iii) dividends, distributions or sales proceeds from less liquid investment assets. The Holding Company held common stock and less liquid investment assets having an aggregate carrying value of approximately $122.6 million at December 31, 1998. Other potential sources of liquidity for The Equitable include sales of DLJ common stock held by the Holding Company, the issuance of additional securities by the Holding Company and dividends from Equitable Life.

The assets of the SECT (the 51,960 remaining shares of the Series D Preferred Stock) will be distributed over time (subject to periodic minimum and maximum requirements) to fund various employee compensation and benefit programs of certain of The Equitable's subsidiaries. These subsidiaries will pay the Holding Company an amount equal to any such distributions. Management expects amounts received by the Holding Company from its subsidiaries in connection with distributions by the SECT will be an additional source of funds. The aggregate amount available to the Holding Company from this source will fluctuate over time with changes in the market value of the Holding Company's Common Stock. Prior to September 30, 1999, the SECT is required to convert a minimum of an amount of Series D Convertible Preferred Stock equivalent to approximately 788,000 shares of Common Stock for distribution. However, the amount of Common Stock distributed may not exceed a maximum value of approximately $252.7 million.

                                      7-24

Dividends on DLJ's outstanding common stock paid to the Holding Company were approximately $11.7 million in both 1998 and 1997. Certain of DLJ's existing credit agreements include dividend covenants but management does not expect these covenants to materially affect the payment of dividends by DLJ. In July 1998, DLJ sold an aggregate of 5 million shares of newly issued common stock to the Holding Company (1.8 million shares for $110.0 million), Equitable Life (1.5 million shares for $90.0 million) and AXA (1.7 million shares for $100.0 million).

Since the demutualization, the Holding Company has not received any dividends from Equitable Life. Under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent, who by statute has broad discretion in such matters, does not disapprove the distribution. See Note 21 to Notes to Consolidated Financial Statements. In 1999, Equitable Life expects to review with the New York Insurance Department the potential for paying a dividend to the Holding Company.

Management believes the primary sources of liquidity described above are sufficient to meet the Holding Company's cash requirements for several years.

Insurance

The principal sources of Insurance cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

The Insurance liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations, the liabilities of discontinued operations and operating expenses, including debt service. Insurance liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans. Management may from time to time explore selective acquisition
opportunities   in  Equitable   Life's  core  insurance  and  asset   management
businesses.

The Insurance liquidity requirements are regularly monitored to match cash inflows with cash requirements. Daily cash needs are forecasted and projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections, are reviewed periodically. Adjustments are periodically made to the Insurance investment policies with respect to, among other things, the maturity and risk characteristics of General Account Investment Assets to reflect changes in the business' cash needs and also to reflect the changing competitive and economic environment.

Sources of Insurance Liquidity. The primary source of short-term liquidity to support continuing and discontinued Insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 1998, this asset pool included an aggregate of $1.59 billion in highly liquid short-term investments, as compared to $816.4 million and $383.5 million at December 31, 1997 and 1996, respectively. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet the Insurance segment's liquidity needs.

Other liquidity sources include dividends and distributions from DLJ and, particularly Alliance. In 1998, Equitable Life received cash distributions from Alliance of $157.0 million as compared to $125.7 million in 1997 and $102.3 million in 1996.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy Insurance's liquidity needs. In addition, Equitable Life's commercial paper program has an issue limit of up to $500.0 million. This program is available for general corporate purposes to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in September 2000. At December 31, 1998, there were no amounts outstanding under the commercial paper program nor the back-up credit facility. For more information on guarantees, commitments and contingencies, see Notes 13, 16, 17, 18 and 19 of Notes to Consolidated Financial Statements.

                                      7-25

Factors Affecting Insurance Liquidity. The Insurance Group's liquidity needs are affected by fluctuations in the level of surrenders and withdrawals previously discussed in "Combined Operating Results by Segment - Insurance Surrenders and Withdrawals". Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Statutory Capital. Since 1993, life insurers, including Equitable Life, have been subject to certain risk-based capital ("RBC") guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of the company's investments and products. A life insurance company's RBC ratio depends upon many factors, including its earnings, the mix of assets in its investment portfolio, the nature of the products it sells and its rate of sales growth, as well as changes in the RBC formulas required by regulators.

The RBC guidelines are intended to be a regulatory tool only. Equitable Life's RBC ratio has improved in each of the last four years, and management believes that Equitable Life's statutory capital, as measured by its year end 1998 RBC, is adequate to support its current business needs and financial ratings.

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

At December 31, 1998, $111.0 million (or 3.5%) of the Insurance Group's aggregate statutory capital and surplus (representing 2.3% of statutory capital and surplus and AVR) resulted from surplus relief reinsurance. The level of surplus relief reinsurance was reduced by approximately $54.2 million in 1998.

Alliance

Alliance's principal sources of liquidity have been cash flow from operations and the issuance, both publicly and privately, of debt and Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund capital expenditures and for general working capital purposes. Alliance has a $425.0 million five-year revolving credit facility and a $425.0 million commercial paper program. Combined borrowings under the facility and the commercial paper program may not exceed $425.0 million. At December 31, 1998, Alliance had $179.5 million of commercial paper outstanding; there were no amounts outstanding under its revolving credit facility.

DLJ

DLJ reported total assets as of December 31, 1998 of $72.28 billion. DLJ's assets are highly liquid, including principally securities inventories and collateralized receivables. Such receivables include agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. A relatively small percentage of total assets is fixed or held for a period longer than one year. A significant portion of DLJ's borrowings is matched to the interest rate and expected holding period of the corresponding assets. DLJ monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

DLJ's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its businesses and meet the regulatory capital requirements of its subsidiaries. DLJ has been active in raising additional long-term financing, including the $650.0 million of 6 1/2% senior notes, $450.0 million aggregate principal amount of senior secured notes, $350.0 million medium-term notes and $250.0 million 6% senior notes issued in 1998. DLJ repaid its $325.0 million senior subordinated revolving credit agreement and terminated the related facility.

                                      7-26

In January 1998, DLJ issued an initial 3.5 million shares of fixed/adjustable rate cumulative preferred stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value). Also, in January 1998, DLJ commenced a $1.00 billion commercial paper program. At December 31, 1998, $30.9 million of notes were outstanding under this program.

DLJ historically has satisfied its needs for funds primarily from capital (including long-term debt), internally generated funds, uncommitted lines of credit, free credit balances in customers' accounts, master notes and collateralized borrowings primarily consisting of bank loans, repurchase agreements and securities loaned. Short-term funding generally is obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. DLJ has a $2.8 billion revolving credit facility, of which $1.7 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1998.

Consolidated Cash Flows

Net cash used by operating activities was $2.33 billion for 1998 as compared to $4.43 billion in 1997 and $1.48 billion in 1996. Cash used by operations in 1998 was attributable to the $2.92 billion net change in trading activities and broker-dealer receivables as compared to $5.56 billion in 1997 reflecting DLJ's increased level of business activity.

Net cash provided by investing activities amounted to $998.4 million for 1998 as compared to net cash used by investing activities of $290.7 million in 1997 and $82.4 million in 1996. In 1998, investment sales, maturities and repayments exceeded purchases by $595.9 million. Discontinued operations repaid $660.0 million of loans from continuing operations during 1998. In 1997, sales, maturities and repayments exceeded purchases by $121.2 million. Decreases in loans to discontinued operations totaled $420.1 million in 1997. In 1996, purchases exceeded sales, maturities and repayments of investment assets by $1.29 billion.

Net cash provided by financing activities was $3.07 billion in 1998 as compared to $4.56 billion for 1997 and $1.12 billion in 1996. During 1998, withdrawals from policyholders' account balances exceeded deposits by $216.5 million as compared with $605.1 million in 1997. Short-term financings, principally at DLJ, showed a net increase of $1.50 billion as compared to net increases of $4.87 billion in 1997 while net additions to long-term debt were higher by $1.90 billion in 1998 compared to net increases of $431.0 million in 1997. Net cash provided by financing activities in 1996 included a $1.12 billion net increase in short-term financings principally due to the increase in business activity at DLJ. Net cash withdrawals from General Account policyholders' account balances were $459.8 million in 1996. In addition, in 1996, net additions to long-term debt were $372.2 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents of $1.74 billion in 1998 as compared to decreases of $157.9 million in 1997 and $445.1 million in 1996.


MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Equitable's businesses are subject to market risks arising from its insurance asset/liability management, asset management and trading activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality.

Other-Than-Trading Activities

Asset Management. Alliance's investment portfolio primarily includes fixed income and money market investments that can generate predictable and steady rates of return. Alliance's management believes its fixed rate liabilities should be supported by its fixed income, money market and equity investments.

                                      7-27

Although these assets are purchased for long-term investment, the portfolio strategy considers them available for sale in response to changes in market interest rates, equity prices and other relevant factors. The objective is to maximize its investment returns taking into account interest rate, equity price and credit risks. At December 31, 1998, Alliance's interest rate, equity price and credit quality risks were not material to The Equitable. For further information, see Alliance's Annual Report on Form 10-K for the year ended December 31, 1998.

Insurance. Insurance results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance assets with interest rate risk include fixed maturities and mortgage loans which make up 78.1% of the carrying value of General Account Investment Assets. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table below shows the impact an immediate 100 basis point increase in interest rates at December 31, 1998 would have on the fair value of fixed maturities and mortgages:

                                                              Interest Rate Risk Exposure
                                                                     (In Millions)

                                                          Fair Value At             +100 Basis
                                                        December 31, 1998          Point Change
                                                     ------------------------   --------------------
Continuing Operations:
  Fixed maturities:
    Fixed rate.....................................   $      22,332.6            $     21,167.6
    Floating rate..................................           1,208.5                   1,208.5
  Mortgage loans...................................           4,665.2                   4,482.8

Discontinued Operations:
  Fixed maturities:
    Fixed rate.....................................   $          20.2            $         19.5
    Floating rate..................................               4.7                       4.7
  Mortgage loans...................................             600.0                     580.8

Holding Company Group:
  Fixed maturities:
    Fixed rate.....................................   $         517.2            $        501.5
    Floating rate..................................              83.9                      83.9

A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on Insurance portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                                      7-28

The Insurance investment portfolio also has direct holdings of public and private equity securities. In addition, the General Account is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 1998:

                                                               Equity Price Risk Exposure
                                                                     (In Millions)

                                                          Fair Value At             -10% Equity
                                                        December 31, 1998          Price Change
                                                     ------------------------   --------------------
Insurance Group:
  Continuing operations............................   $         164.4            $        148.0
  Discontinued operations..........................              19.3                      17.4
  Excess of Separate Accounts assets over
    Separate Accounts liabilities..................              91.0                      81.9
Holding Company Group..............................   $          47.7            $         42.9

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

At year end 1998, the aggregate carrying value of policyholders' liabilities was $35,618.7 million, including $12,954.0 million of the General Account's investment contracts. The aggregate fair value of those investment contracts at year end 1998 was $13,455.0 million. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $13,644.0 million. Those investment contracts represent only a portion of total policyholders' liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is no material solvency risk to Equitable Life with respect to interest rate movements up or down of 100 basis points from year end 1998 levels or with respect to a 10% drop in equity prices from year end 1998 levels.

As more fully described in Note 16 of Notes to Consolidated Financial Statements, various derivative financial instruments are used to manage exposure to fluctuations in interest rates, including interest rate swaps to convert floating rate assets to fixed rate assets, interest rate caps and floors to hedge crediting rates on interest-sensitive products, and interest rate futures to hedge a decline in interest rates between receipt of funds and purchase of appropriate assets. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures which take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

                                      7-29

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

At year end 1998, the net market value exposure of Insurance derivatives was $71.7 million. The table below shows the interest rate sensitivity of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                   Insurance - Derivative Financial Instruments
                                  (In Millions, Except for Weighted Average Term)

                                                                                     Fair Value
                                                            -------------------------------------------------------------

                              Notional
                               Amount         Weighted
                                 at            Average
                            December 31,        Term           -100 Basis                 At                +100 Basis
                                1998           (Years)        Point Change        December 31, 1998        Point Change
                           ---------------  --------------  -----------------   -----------------------   ---------------
Swaps:
  Floating to fixed rate.   $      623.2          5.67       $        88.0       $       57.5              $    28.8
  Fixed to floating rate.          257.7          0.93                (9.8)              (8.0)                  (6.2)
Options:
  Caps...................        8,650.0          3.89                 3.4               14.2                   41.4
  Floors.................        2,000.0          3.28                22.8                8.0                    3.0
                           ---------------                  -----------------   -----------------------   ---------------
Total....................   $   11,530.9          3.81       $       104.4       $       71.7              $    67.0
                           ===============  ==============  =================   =======================   ===============

At year end 1998, the aggregate fair value of long-term debt issued by Equitable Life and the Holding Company Group was $2.40 billion. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at year end 1998.

                                                              Long-term Debt - Fair Value
                                                                     (In Millions)

                                                               At                   -100 Basis
                                                        December 31, 1998          Point Change
                                                     ------------------------   --------------------
Continuing Operations:
  Fixed rate.......................................   $         779.7            $        828.4
  Floating rate....................................             251.3                     251.3

Discontinued Operations:
  Fixed rate.......................................   $          45.1            $         45.1
  Floating rate....................................             102.1                     102.1

Holding Company Group..............................   $       1,218.1            $      1,311.3

                                      7-30

Trading Activities

Exposure to risk and the ways in which DLJ manages the various types of risks on a day-to-day basis is critical to its survival and financial success. DLJ monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which DLJ is exposed. DLJ established an independent risk oversight function to oversee risk policies and risk monitoring and management capabilities throughout DLJ and to coordinate the risk management practices of the various business groups. This department is assisted by a Risk Committee comprised of senior professionals from each of the operating and key administrative groups.

DLJ has established various committees to help senior management manage risk associated with investment banking and merchant banking transactions. These committees review potential clients and engagements, use experience with similar clients and situations, analyze credit for certain commitments and analyze DLJ's potential role as a principal investor. To control the risks associated with its banking activities, various committees review the details of all transactions before accepting an engagement.

From time to time, DLJ invests in certain merchant banking transactions or other long-term corporate development investments. DLJ's Merchant Banking Group has established several investment entities, each of which has formed its own investment committee. These committees make all investment and disposition decisions with respect to potential and existing portfolio companies. In addition, senior officers of DLJ meet to review merchant banking and corporate development investments. After discussing the financial and operational aspects of the companies involved, they recommend carrying values for each investment to the Finance Committee. Then the Finance Committee reviews such recommendations and determines fair value.

DLJ often acts as principal in customer-related transactions in financial instruments which expose DLJ to market risks. DLJ also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities and selected derivatives. As such, to facilitate customer order flow, DLJ maintains certain amounts of inventories. DLJ covers its exposure to market risk by limiting its net long or short position by selling or buying similar instruments and by utilizing various derivative financial instruments in the exchange-traded and OTC markets.

Position limits in trading and inventory accounts are established and monitored continuously. Current and proposed underwriting, corporate development, merchant banking and other commitments are subject to due diligence reviews by senior management and by professionals in the appropriate business and support units involved.

Trading activities generally result in inventory positions. Each day, position and exposure reports are prepared by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers, divisional management and group management. These reports are independently reviewed by DLJ's corporate accounting group. The corporate accounting group prepares a consolidated summarized position report listing both long and short exposure and approved limits. The position report is distributed to various levels of management throughout DLJ, including the Chief Executive Officer, and it enables senior management to control inventory levels and monitor results of the trading groups. DLJ also reviews and monitors inventory aging, pricing, concentration and securities' ratings.

In addition to position and exposure reports, DLJ produces a daily revenue report that summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout DLJ, including the Chief Executive Officer, and together with the position and exposure reports enables senior management to monitor and control overall activity of the trading groups.

                                      7-31

Market Risk

Market risk represents the potential loss DLJ may incur as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. DLJ's exposure to market risk is directly related to its role as financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. As of December 31, 1998, DLJ's primary market risk exposures include interest rate risk, credit spread risk and foreign and equity price risk. Interest rate risk results from maintaining inventory positions and trading in interest rate sensitive financial instruments. Interest rate risk arises from various sources including changes in the absolute and relative level of interest rates, interest rate volatility, mortgage prepayment rates and the shape of the yield curves in various markets. DLJ's investment grade high-yield corporate bonds, mortgages, equities, derivatives and convertible debt activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating would affect the value of financial instruments. To cover its exposure to interest rate risk, DLJ enters into transactions in U.S. government securities, options and futures and forward contracts designed to reduce DLJ's risk profile. Equity price risk results from maintaining inventory positions and making markets in equity securities. Equity price risk arises from changes in the level or volatility of equity prices, equity index exposure and equity index spreads which affect the value of equity securities. To cover its exposure to equity price risk, DLJ enters into transactions in options and futures designed to reduce DLJ's risk profile.

Value At Risk

In 1997, DLJ developed a company-wide Value-at-Risk ("VAR") model. This model used a variance-covariance approach with a confidence interval of 95% and a one-day holding period, based on historical data for one year. DLJ has made changes to the model in the course of 1998. In response to the volatile and illiquid markets of the third quarter of 1998, which departed markedly from the normal statistical distributions that underlie the variance-covariance approach, DLJ has estimated VAR by using an historical simulation model based on two years of weekly historical data, a 95% confidence interval, and a one-day holding period. The effect of this change in approach was not material. The VAR number is the statistically expected maximum loss on the fair value of DLJ's market sensitive instruments for 19 of 20 trading days. In other words, on 1 out of every 20 trading days, the loss is expected to be statistically greater than the VAR number. However, the model, does not indicate how much greater.

VAR models are designed to assist in risk management and to provide senior management with one probabilistic indicator of risk at the firm level. VAR numbers should not be interpreted as a predictor of actual results. DLJ's VAR model has been specifically tailored for its risk management needs and to its risk profile.

DLJ's VAR model includes the following limitations: (i) a daily VAR does not capture the risk inherent in trading positions that cannot be liquidated or hedged in one day, (ii) VAR is based on historical market data and assumes that past trading patterns will predict the future, (iii) all inherent market risks cannot be perfectly modeled and (iv) correlations between market movements can vary, particularly in times of market stress.

DLJ believes that a company-wide VAR analysis is an important advance in its risk management but is aware of the limitations inherent in any statistical analysis. Because a VAR model alone is not a sufficient tool to measure and monitor market risk, DLJ will continue to use other risk management measures such as stress testing, independent review of position and trading limits and daily revenue reports.

                                      7-32

At December 31, 1998 and 1997, company-wide VAR for trading was approximately $22.0 million and $11.0 million, respectively, the company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification, the company-wide VAR is less than the sum of the individual components. At December 31, 1998 and 1997, the three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

                                                    December 31,
                                              --------------------------
                                                 1998          1997
                                              ------------  ------------
                                                    (In Millions)

Trading:
  Interest rate risk........................   $    16       $     8
  Equity risk...............................        11             8
  Foreign currency exchange rate risk.......         -             1

The increase in value at risk in 1998 over 1997 is due largely to the dramatic increase in volatility across a broad range of financial instruments.

Credit Risk

Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. Each day, DLJ monitors its exposure to counterparty risk through the use of credit exposure information and the monitoring of collateral values.

To establish appropriate exposure limits for a variety of transactions, all counterparties are reviewed on a periodic basis. Specific transactions are analyzed to assess the potential exposure and the counterparty's credit is reviewed to determine whether it supports such exposure. DLJ also analyzes market movements that could affect exposure levels. To determine trading limits, DLJ considers four main factors: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the instruments involved in the trade; and the size of the trade. In addition to determining trading limits, DLJ actively manages the credit exposure by performing the following activities: enters into master netting agreements when feasible; monitors the creditworthiness of counterparties and the related trading limits on an ongoing basis and requests additional collateral when deemed necessary; diversifies and limits exposure to individual counterparties and geographic locations; and limits the duration of exposure. To mitigate credit risks, in certain cases, DLJ may also close out transactions or assign them to other counterparties when deemed necessary or appropriate.


FORWARD-LOOKING STATEMENTS

The Equitable's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning The Equitable's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning The Equitable's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Equitable claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in The Equitable's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important factors that could cause such differences.

                                      7-33

Market Risk. The Equitable's businesses are subject to market risks arising from its insurance asset/liability management, asset management and trading activities. Primary market risk exposures exist in the insurance and investment banking segments and result from interest rate fluctuations, equity price movements, changes in credit quality and, at DLJ, foreign currency exchange exposure. The nature of each of these risks is discussed under the caption "Market Risk, Risk Management and Derivative Financial Instruments" and in Note 16 of Notes to Consolidated Financial Statements.

Year 2000. Equitable Life, DLJ and Alliance continue to address Year 2000 compliance issues. There can be no assurance that compliance schedules will be met; that The Equitable's computer systems will operate as intended; that the systems, services and products of third parties will be Year 2000 compliant or that cost estimates will be met. Any significant unresolved difficulties related to the Year 2000 compliance initiatives could result in an interruption in, or a failure of, normal business activities or operations, or the incurrence of unanticipated expenses related to resolving such difficulties, regulatory actions, damage to The Equitable's franchise, and legal liabilities and, accordingly, could have a material adverse effect on The Equitable's business operations and financial results. See "Year 2000" for a detailed discussion of The Equitable's compliance initiatives.

Strategic Initiatives. The Equitable continues to implement certain strategic initiatives identified after a comprehensive review of its organization and strategy conducted in late 1997. These initiatives are designed to make The Equitable a premier provider of financial planning, insurance and asset management products and services. The "branding" initiative, which consists in part of a reorganization of certain wholly owned subsidiaries and changes to the names of such subsidiaries and the Holding Company, is designed to separate product manufacturing under the "Equitable" name from product distribution under the "AXA" name. Implementation of these strategic initiatives is subject to various uncertainties, including those relating to timing and expense, and the results of the implementation of these initiatives could be other than what management intends. The Equitable may, from time to time, explore selective acquisition opportunities in its core insurance and asset management businesses.

Insurance. The Insurance Group's future sales of life insurance and annuity products are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. In addition, the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. The Administration's year 2000 budget proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Insurance" and "Business - Regulation - Federal Initiatives". The profitability of Insurance depends on a number of factors, including levels of operating expenses, secular trends and The Equitable's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have, and in the future may, create significant volatility in investment income. See "Investment Results of General Account Investment Assets". The ability of The Equitable to continue its accelerated real estate sales program during 1999 without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate". The Equitable's disability income ("DI") and group pension businesses produced pre-tax losses in

                                      7-34

1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business during 1998 and 1997, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is reviewing the arrangements pursuant to which a third party manages claims incurred under DI policies previously issued by Equitable Life and is exploring its ability to dispose of the DI business through reinsurance. See "Combined Operating Results by Segment - Insurance".

Investment  Banking.  For the years  ended  December  31,  1998,  1997 and 1996,
Investment Banking accounted for approximately 36.7%, 54.8% and 84.0%, respectively, of The Equitable's consolidated earnings from continuing operations before Federal income taxes, minority interest and cumulative effect of accounting change. DLJ's business activities include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management. These activities are subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions. Over the last several years DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Banking" for a discussion of the negative impact on DLJ in the second half of 1998 of global economic problems, particularly in Japan and in emerging markets including Russia and Asia. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

Asset Management. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are therefore affected by market appreciation or depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. See "Combined Operating Results by Segment - Asset Management".

Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities and GIC lines of business continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See "Discontinued Operations" for further information including discussion of significant reserve strengthening in 1997 and 1996 and the assumptions used in making cash flow projections.

Technology and Information Systems. The Equitable's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees and clients, and recording information for accounting and management information purposes. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse affect on The Equitable's results of operations and, ultimately, its ability to achieve its strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Equitable's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or

                                      7-35
settlement of any material amount against The Equitable to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. In addition examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information see "Business - Regulation" and "Legal Proceedings".

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on The Equitable's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not implemented. In addition, members of the NAIC approved its Codification project providing regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. It is not possible to predict whether, in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Regulation and Statutory Capital and Surplus . The businesses conducted by The Equitable's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment banking, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. Such regulators have the discretionary authority, in connection with the continual licensing of members of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capita. See "Liquidity and Capital Resources - Insurance".

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



                                      7A-1

Part II, Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      THE EQUITABLE COMPANIES INCORPORATED

Report of Independent Accountants.........................................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 1998 and 1997.................................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 1998, 1997 and 1996.......................  F-3
  Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1998,
    1997 and 1996.........................................................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996.....................  F-5
  Notes to Consolidated Financial Statements..............................................................  F-6

Report of Independent Accountants on Financial Statement Schedules........................................  F-53

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in Related Parties,
  December 31, 1998.......................................................................................  F-54
Schedule II - Balance Sheets (Parent Company), December 31, 1998 and 1997.................................  F-55
Schedule II - Statements of Earnings (Parent Company), Years Ended December 31, 1998,
  1997 and 1996...........................................................................................  F-56
Schedule II - Statements of Cash Flows (Parent Company), Years Ended December 31, 1998,
  1997 and 1996...........................................................................................  F-57
Schedule III - Supplementary Insurance Information, Years Ended December 31, 1998,
  1997 and 1996...........................................................................................  F-58
Schedule IV - Reinsurance, Years Ended December 31, 1998, 1997 and 1996...................................  F-61

February 8, 1999



                        Report of Independent Accountants


To the Board of Directors and Shareholders of The Equitable Companies Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of The Equitable Companies Incorporated and its subsidiaries ("The Equitable") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Equitable's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, The Equitable changed its method of accounting for long-lived assets in 1996.



/s/PricewaterhouseCoopers LLP
-----------------------------

                      THE EQUITABLE COMPANIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                   1998                 1997
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $     19,449.3       $     19,978.5
    Held to maturity, at amortized cost.....................................           250.9                143.0
  Trading account securities, at market value...............................        13,195.1             16,535.7
  Securities purchased under resale agreements..............................        20,063.3             22,628.8
  Mortgage loans on real estate.............................................         2,809.9              2,611.4
  Equity real estate........................................................         1,676.9              2,495.1
  Policy loans..............................................................         2,086.7              2,422.9
  Other equity investments..................................................         1,234.7              1,276.5
  Other invested assets.....................................................           809.6                613.6
                                                                              -----------------    -----------------
      Total investments.....................................................        61,576.4             68,705.5
Cash and cash equivalents...................................................         2,335.4                597.4
Broker-dealer related receivables...........................................        34,589.9             28,184.3
Deferred policy acquisition costs...........................................         3,563.8              3,237.4
Amounts due from discontinued operations....................................             2.7                572.8
Other assets................................................................         5,498.2              4,770.5
Closed Block assets.........................................................         8,632.4              8,566.6
Separate Accounts assets....................................................        43,302.3             36,538.7
                                                                              -----------------    -----------------

Total Assets................................................................   $   159,501.1        $   151,173.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     20,889.7       $     21,578.6
Future policy benefits and other policyholders' liabilities.................         4,694.2              4,553.8
Securities sold under repurchase agreements.................................        35,775.6             36,006.7
Broker-dealer related payables..............................................        26,418.3             26,362.6
Short-term and long-term debt...............................................         6,300.1              5,515.2
Other liabilities...........................................................         7,441.8              6,502.8
Closed Block liabilities....................................................         9,077.0              9,073.7
Separate Accounts liabilities...............................................        43,211.3             36,306.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       153,808.0            145,899.7
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 13, 16, 17, 18 and 19)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................           598.4                514.4
Stock employee compensation trust...........................................          (598.4)              (514.4)
Common stock, at par value..................................................             2.2                  2.2
Capital in excess of par value..............................................         3,662.1              3,627.5
Treasury stock..............................................................          (247.1)                 -
Retained earnings...........................................................         1,926.1              1,137.4
Accumulated other comprehensive income......................................           349.8                506.4
                                                                              -----------------    -----------------
      Total shareholders' equity............................................         5,693.1              5,273.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................   $   159,501.1        $   151,173.2
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998               1997                1996
                                                                -----------------  -----------------   ----------------
                                                                       (In Millions, Except Per Share Amounts)
REVENUES
Universal life and investment-type product policy fee
  income......................................................  $     1,056.2       $       950.6      $       874.0
Premiums......................................................          588.1               601.5              597.6
Net investment income.........................................        4,498.7             3,991.3            3,336.3
Investment gains, net.........................................          155.8               518.5              557.8
Commissions, fees and other income............................        4,532.6             3,501.7            2,841.9
Contribution from the Closed Block............................           87.1               102.5              125.0
                                                                ----------------   -----------------  -----------------
      Total revenues..........................................       10,918.5             9,666.1            8,332.6
                                                                --------------- -  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances..........        1,153.9             1,267.0            1,271.1
Policyholders' benefits.......................................        1,024.7               978.6            1,317.7
Other operating costs and expenses............................        7,135.9             6,317.5            5,228.0
                                                                ----------------   -----------------  -----------------
      Total benefits and other deductions.....................        9,314.5             8,563.1            7,816.8
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before Federal
  income taxes, minority interest and cumulative
  effect of accounting change.................................        1,604.0             1,103.0              515.8
Federal income taxes..........................................          527.8               280.5              137.4
Minority interest in net income of consolidated subsidiaries..          245.8               174.3              172.4
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before cumulative
  effect of accounting change.................................          830.4               648.2              206.0
Discontinued operations, net of Federal income taxes..........            2.7               (87.2)             (83.8)
Cumulative effect of accounting change, net of Federal
  income taxes................................................            -                   -                (23.1)
                                                                ----------------   -----------------  -----------------
Net Earnings..................................................  $       833.1       $       561.0      $        99.1
                                                                =================  =================  =================

Per Common Share:
  Basic:
    Earnings from continuing operations before
      cumulative effect of accounting change..................  $        3.75       $        3.14      $         .97
    Discontinued operations, net of Federal income taxes......            .01                (.43)              (.46)
    Cumulative effect of accounting change, net of
      Federal income taxes....................................           -                   -                  (.12)
                                                                ----------------   -----------------  -----------------
    Net Earnings..............................................  $        3.76       $        2.71      $         .39
                                                                =================  =================  =================
  Diluted:
    Earnings from continuing operations before
      cumulative effect of accounting change..................  $        3.61       $        2.86      $         .94
    Discontinued operations, net of Federal income taxes......            .01                (.39)              (.45)
    Cumulative effect of accounting change, net of
      Federal income taxes....................................           -                   -                  (.12)
                                                                =================  =================  =================
    Net Earnings..............................................  $        3.62       $        2.47      $         .37
                                                                ----------------   -----------------  -----------------
  Cash Dividend Per Common Share..............................  $         .20       $         .20      $         .20
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       1998                1997               1996
                                                                 -----------------   -----------------  -----------------
                                                                                      (In Millions)
Series C convertible preferred stock, beginning of year.........  $         -         $       24.4       $        24.4
Exchange of Series C convertible preferred stock................            -                (24.4)                -
                                                                 -----------------   -----------------  -----------------
Series C convertible preferred stock, end of year...............            -                  -                  24.4
                                                                 -----------------   -----------------  -----------------

Series D convertible preferred stock, beginning of year.........          514.4              294.0               286.6
Exchange of Series D convertible preferred stock................            -                (54.8)                -
Change in market value of shares................................           84.0              275.2                 7.4
                                                                 -----------------   -----------------  -----------------
Series D convertible preferred stock, end of year...............          598.4              514.4               294.0
                                                                 -----------------   -----------------  -----------------

Stock employee compensation trust, beginning of year............         (514.4)            (294.0)             (286.6)
Exchange of Series D convertible preferred stock in the
  stock employee compensation trust.............................            -                 54.8                 -
Change in market value of shares................................          (84.0)            (275.2)               (7.4)
                                                                 -----------------   -----------------  -----------------
Stock employee compensation trust, end of year..................         (598.4)            (514.4)             (294.0)
                                                                 -----------------   -----------------  -----------------

Series E convertible preferred stock, beginning of year.........            -                380.2               380.2
Exchange of Series E convertible preferred stock................            -               (380.2)                -
                                                                 -----------------   -----------------  -----------------
Series E convertible preferred stock, end of year...............            -                  -                 380.2
                                                                 -----------------   -----------------  -----------------

Common stock, at par value, beginning of year...................            2.2                1.9                 1.8
Issuance of common stock........................................            -                   .3                  .1
                                                                 -----------------   -----------------  -----------------
Common stock, at par value, end of year.........................            2.2                2.2                 1.9
                                                                 -----------------   -----------------  -----------------

Capital in excess of par value, beginning of year...............        3,627.5            2,782.2             2,753.3
Additional capital in excess of par value.......................           34.6              845.3                28.9
                                                                 -----------------   -----------------  -----------------
Capital in excess of par value, end of year.....................        3,662.1            3,627.5             2,782.2
                                                                 -----------------   -----------------  -----------------

Treasury stock, beginning of year...............................            -                  -                   -
Purchase of shares for treasury.................................         (247.1)               -                   -
                                                                 -----------------   -----------------  -----------------
Treasury stock, end of year.....................................         (247.1)               -                   -
                                                                 -----------------   -----------------  -----------------

Retained earnings, beginning of year............................        1,137.4              632.9               597.5
Net earnings....................................................          833.1              561.0                99.1
Dividends on preferred stocks...................................            -                (15.6)              (26.7)
Dividends on common stock.......................................          (44.4)             (40.9)              (37.0)
                                                                 -----------------   -----------------  -----------------
Retained earnings, end of year..................................        1,926.1            1,137.4               632.9
                                                                 -----------------   -----------------  -----------------

Accumulated other comprehensive income, beginning of year.......          506.4              166.4               351.5
Other comprehensive income......................................         (156.6)             340.0              (185.1)
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive income, end of year.............          349.8              506.4               166.4
                                                                 -----------------   -----------------  -----------------
Total Shareholders' Equity, End of Year.........................  $     5,693.1       $    5,273.5       $     3,988.0
                                                                 =================   =================  =================

COMPREHENSIVE INCOME
Net earnings....................................................  $       833.1       $      561.0       $        99.1
                                                                 -----------------   -----------------  -----------------
Change in unrealized gains (losses), net of reclassification
  adjustment....................................................         (145.6)             344.4              (207.3)
Minimum pension liability adjustment............................          (11.0)              (4.4)               22.2
                                                                 -----------------   -----------------  -----------------
Other comprehensive income......................................         (156.6)             340.0              (185.1)
                                                                 -----------------   -----------------  -----------------
Comprehensive Income............................................  $       676.5       $      901.0       $       (86.0)
                                                                 =================   =================  =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998               1997               1996
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)
Net earnings..................................................   $      833.1       $       561.0      $        99.1
Adjustments to reconcile net earnings to net cash
  used by operating activities:
  Interest credited to policyholders' account balances........        1,153.9             1,267.0            1,271.1
  Universal life and investment-type product
    policy fee income.........................................       (1,056.2)             (950.6)            (874.0)
  Net change in trading activities and broker-dealer
    related receivables/payables..............................       (2,922.8)           (5,561.3)          (1,835.5)
  Decrease (increase) in matched resale agreements............        5,463.7            (4,622.2)               9.2
  (Decrease) increase in matched repurchase agreements........       (5,463.7)            4,622.2               (9.2)
  Investment gains, net of dealer and trading gains...........         (248.6)             (155.3)            (163.9)
  Change in clearing association fees and regulatory deposits.         (211.1)                4.3             (381.9)
  Change in accounts payable and accrued expenses.............          343.0               749.8              416.6
  Change in Federal income tax payable........................          110.5              (352.2)            (228.6)
  Other, net..................................................         (335.0)               11.2              218.8
                                                                -----------------  -----------------  -----------------

Net cash used by operating activities.........................       (2,333.2)           (4,426.1)          (1,478.3)
                                                                -----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................        2,466.5             2,865.0            2,419.3
  Sales.......................................................       18,196.3            11,182.2            9,522.8
  Purchases...................................................      (20,066.9)          (13,926.0)         (13,229.4)
  (Increase) decrease in short-term investments...............         (215.5)             (550.9)             452.2
  Decrease in loans to discontinued operations................          660.0               420.1            1,017.0
  Sale of subsidiaries........................................            -                 261.0                -
  Other, net..................................................          (42.0)             (542.1)            (264.3)
                                                                -----------------  -----------------  -----------------

Net cash provided (used) by investing activities..............          998.4              (290.7)             (82.4)
                                                                -----------------  -----------------  -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits..................................................        1,508.1             1,281.7            1,925.4
    Withdrawals...............................................       (1,724.6)           (1,886.8)          (2,385.2)
  Net increase in short-term financings.......................        1,495.2             4,865.6            1,118.4
  Additions to long-term debt.................................        2,315.0               979.9              717.8
  Repayments of long-term debt................................         (413.8)             (548.9)            (345.6)
  Payment of obligation to fund accumulated deficit of
    discontinued operations...................................          (87.2)              (83.9)               -
  Purchase of treasury stock..................................         (247.1)                -                  -
  Other, net..................................................          227.2               (48.7)              84.8
                                                                -----------------  -----------------  -----------------

Net cash provided by financing activities.....................        3,072.8             4,558.9            1,115.6
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................        1,738.0              (157.9)            (445.1)
Cash and cash equivalents, beginning of year..................          597.4               755.3            1,200.4
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $    2,335.4       $       597.4      $       755.3
                                                                =================  =================  =================

Supplemental cash flow information
  Interest Paid...............................................   $    4,749.7       $     4,211.8      $     2,998.8
                                                                =================  =================  =================
  Income Taxes Paid...........................................   $      355.6       $       605.2      $       137.0
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1)     ORGANIZATION

        The Equitable Companies Incorporated (the "Holding Company," collectively including its consolidated subsidiaries, "The Equitable") is a diversified financial services organization serving a broad spectrum of insurance, asset management and investment banking customers. The Equitable's insurance business is conducted principally by its life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"). The Equitable's asset management and investment banking business is conducted principally by Alliance Capital Management L.P. ("Alliance") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), respectively. AXA ("AXA"), a French holding company for an international group of insurance and related financial services companies, is The Equitable's largest shareholder, owning approximately 58.5% at December 31, 1998 (53.4% if all securities convertible into, and options on, common stock were to be converted or exercised).

        The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, disability income, annuity products, mutual fund and other investment products to individuals and small groups. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        The Investment Banking segment, which includes DLJ, serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management.

        The Asset Management segment includes Alliance and, through June 10, 1997, Equitable Real Estate Investment Management, Inc. ("EREIM") which was sold. Alliance provides diversified investment fund management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors, principally through a broad line of mutual funds. This segment includes institutional Separate Accounts which provide various investment options for large group pension clients, primarily deferred benefit contribution plans, through pooled or single group accounts. EREIM provided real estate investment management services, property management services, mortgage servicing and loan asset management, and agricultural investment management.

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

        The accompanying consolidated financial statements include the accounts of the Holding Company; Equitable Life and its wholly owned life insurance subsidiary (collectively, the "Insurance Group"); non-insurance subsidiaries, principally DLJ, Alliance, and, through June 10, 1997, EREIM (see Note 5); and those trusts, partnerships and joint ventures in which The Equitable has control and a majority economic interest. Closed Block assets, liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 7). Unless specifically stated, all other footnote disclosures contained herein exclude the Closed Block related amounts.

        All significant intercompany transactions and balances except those with the Closed Block and discontinued operations (see Note 8) have been eliminated in consolidation. The years "1998," "1997" and "1996" refer to the years ended December 31, 1998, 1997 and 1996, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the 1998 presentation.

        Closed Block

        On July 22, 1992, Equitable Life established the Closed Block for the benefit of certain individual participating policies which were in force on that date. The assets allocated to the Closed Block, together with anticipated revenues from policies included in the Closed Block, were reasonably expected to be sufficient to support such business, including provision for payment of claims, certain expenses and taxes, and for continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.

        Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Holding Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of Equitable Life's General Account, any of its Separate Accounts or any affiliate of Equitable Life without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

        Discontinued Operations

        Discontinued operations include the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities") and the Guaranteed Interest Contract ("GIC") lines of business. An allowance was established for the premium deficiency reserve for Wind-Up Annuities and estimated future losses of the GIC line of business. Management reviews the adequacy of the allowance each quarter and believes the allowance for future losses at December 31, 1998 is adequate to provide for all future losses; however, the quarterly allowance review continues to involve numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result (see Note 8).

        Accounting Changes

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for public companies to report information about operating segments in annual and interim financial statements issued to shareholders. It also specifies related disclosure requirements for products and services, geographic areas and major customers. Generally, financial information must be reported using the basis management uses to make operating decisions and to evaluate business performance. The Equitable implemented SFAS No. 131 effective December 31, 1998 and identified three operating segments to reflect its major businesses: Insurance, Investment Banking and Asset Management. Prior period comparative segment information has been restated.

        In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. The Equitable applied the provisions of SOP 98-1 prospectively effective January 1, 1998. The adoption of SOP 98-1 did not have a material impact on The Equitable's consolidated financial statements. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

        The Equitable implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. SFAS No. 121 requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Effective with SFAS No. 121's adoption, impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net. Before implementing SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to The Equitable's cost of funds. Adoption of the statement resulted in the release of valuation allowances of $152.4 million and recognition of impairment losses of $144.0 million on real estate held for production of income. Real estate which management intends to sell or abandon is classified as real estate held for sale. Valuation allowances on real estate held for sale continue to be computed using the lower of depreciated cost or estimated fair value, net of disposition costs. Initial adoption of the impairment requirements of SFAS No. 121 to other assets to be disposed of resulted in a charge for the cumulative effect of an accounting change of $23.1 million, net of a Federal income tax benefit of $12.4 million, due to the writedown to fair value of building improvements relating to facilities vacated in 1996.

        New Accounting Pronouncements

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

        SFAS No. 133 requires adoption in fiscal years beginning after June 15, 1999 and permits early adoption as of the beginning of any fiscal quarter following issuance of the statement. Retroactive application to financial statements of prior periods is prohibited. The Equitable expects to adopt SFAS No. 133 effective January 1, 2000. Adjustments resulting from initial adoption of the new requirements will be reported in a manner similar to the cumulative effect of a change in accounting principle and will be reflected in net income or accumulated other comprehensive income based upon existing hedging relationships, if any.

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

        In late 1998, the AICPA issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk". This SOP, effective for fiscal years beginning after June 15, 1999, provides guidance to both the insured and insurer on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. The SOP does not address or change the requirements as to when deposit accounting should be applied. SOP 98-7 applies to all entities and all insurance and reinsurance contracts that do not transfer insurance risk except for long-duration life and health insurance contracts. This SOP is not expected to have a material impact on The Equitable's consolidated financial statements.

        In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for assessments related to insurance activities and requirements for disclosure of certain information. SOP 97-3 is effective for financial statements issued for periods beginning after December 31, 1998. Restatement of previously issued financial statements is not required. SOP 97-3 is not expected to have a material impact on The Equitable's consolidated financial statements.

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

        Securities sold under agreements to repurchase and securities purchased under agreements to resell are treated as financing arrangements and are carried at contractual amounts at which the securities subsequently will be reacquired or resold. Interest is accrued on such contract amounts and is included in broker-dealer related receivables and payables in the accompanying consolidated balance sheets. The Equitable takes possession of the underlying assets purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. Repurchase and resale agreements with the same counterparty and maturity date that settle through the Federal reserve system and which are subject to master netting agreements are presented net in the consolidated financial statements.

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

        All securities owned by the Insurance Group and United States government and agency securities, mortgage-backed securities, futures and forwards transactions, and certain other debt obligations held by DLJ are recorded in the consolidated financial statements on a trade date basis. All other securities owned by DLJ are recorded on a settlement date basis and adjustments are made to a trade date basis, if significant.

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

        DLJ's unrealized investment gains (losses) are included in revenues as investment gains (losses). Unrealized gains (losses) on non-DLJ investments in trading securities are reflected in earnings. Unrealized investment gains and losses on equity securities and fixed maturities available for sale held by The Equitable, other than those held by DLJ, are accounted for as a separate component of accumulated comprehensive income, net of related deferred Federal income taxes, amounts attributable to discontinued operations, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

        For universal life products and investment-type products, DAC is amortized over the expected total life of the contract group (periods ranging from 25 to 35 years and 5 to 17 years, respectively) as a constant percentage of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of DAC of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1998, the expected investment yield, excluding policy loans, generally ranged from 7.29% grading to 6.5% over a 20 year period. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 11.5% for life insurance liabilities and from 2.25% to 13.5% for annuity liabilities.

        During the fourth quarter of 1996, a loss recognition study of participating group annuity contracts and conversion annuities ("Pension Par") was completed which included management's revised estimate of assumptions, such as expected mortality and future investment returns. The study's results prompted management to establish a premium deficiency reserve which decreased earnings from continuing operations and net earnings by $47.5 million or $.26 per dilutive share ($73.0 million pre-tax).

        Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

        During the fourth quarter of 1996, The Equitable completed a loss recognition study of the DI business which incorporated management's revised estimates of future experience with regard to morbidity, investment returns, claims and administration expenses and other factors. The study indicated DAC was not recoverable and the reserves were not sufficient. Earnings from continuing operations and net earnings decreased by $208.0 million or $1.12 per dilutive share ($320.0 million pre-tax) as a result of strengthening DI reserves by $175.0 million and writing off unamortized DAC of $145.0 million related to DI products issued prior to July 1993. The determination of DI reserves requires making assumptions and estimates relating to a variety of factors, including morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments and work ethic. While management believes its Pension Par and DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.

        Claim reserves and associated liabilities for individual DI and major medical policies were $938.6 million and $886.7 million at December 31, 1998 and 1997, respectively. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies (excluding reserve strengthening in 1996) are summarized as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Incurred benefits related to current year..........  $       202.1       $      190.2       $      189.0
        Incurred benefits related to prior years...........           22.2                2.1               69.1
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $       224.3       $      192.3       $      258.1
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        17.0       $       28.8       $       32.6
        Benefits paid related to prior years...............          155.4              146.2              153.3
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $       172.4       $      175.0       $      185.9
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

        At December 31, 1998, participating policies, including those in the Closed Block, represent approximately 19.9% ($49.3 billion) of directly written life insurance in force, net of amounts ceded.

        Federal Income Taxes

        The Holding Company and its consolidated subsidiaries (excluding DLJ) file a consolidated Federal income tax return. Effective January 1, 1997, The Equitable's ownership of DLJ for tax purposes declined to less than 80% and, therefore, DLJ files its own U.S. consolidated Federal income tax return. For periods prior to January 1, 1997, DLJ was included in The Equitable's consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Separate Accounts

        Separate Accounts are established in conformity with the New York State Insurance Law and generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent the value of such assets exceeds Separate Accounts liabilities.

        Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk, are shown as separate captions in the consolidated balance sheets. The Insurance Group bears the investment risk on assets held in one Separate Account; therefore, such assets are carried on the same basis as similar assets held in the General Account portfolio. Assets held in the other Separate Accounts are carried at quoted market values or, where quoted values are not available, at estimated fair values as determined by the Insurance Group.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For 1998, 1997 and 1996, investment results of such Separate Accounts were $4,591.0 million, $3,411.1 million and $2,970.6 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Employee Stock Option Plans

        The Equitable accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the Statement, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the option price. See Note 11 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

 3)     INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities (excluding trading account securities):

                                                                   Gross              Gross
                                              Amortized          Unrealized         Unrealized          Estimated
                                                Cost               Gains              Losses           Fair Value
                                           ----------------   -----------------  -----------------   ----------------
                                                                         (In Millions)

        December 31, 1998
        Fixed Maturities:
          Available for Sale:
            Corporate.....................  $   14,747.0       $      794.6       $       380.4       $   15,161.2
            Mortgage-backed...............       1,834.5               23.3                  .9            1,856.9
            U.S. Treasury securities and
              U.S. government and
              agency securities...........       1,640.1              109.6                 1.1            1,748.6
            States and political
              subdivisions................          55.0                9.9                 -                 64.9
            Foreign governments...........         363.3               20.9                30.0              354.2
            Redeemable preferred stock....         268.0                7.0                11.5              263.5
                                           ----------------   -----------------  -----------------   ----------------
        Total Available for Sale..........  $   18,907.9       $      965.3       $       423.9       $   19,449.3
                                           ================   =================  =================   ================
          Held to Maturity:  Corporate....  $      250.9       $       19.6       $          .1       $      270.4
                                           ================   =================  =================   ================

        Equity Securities:
          DLJ's long-term corporate
            development investments.......  $      472.3       $       74.1       $        72.6       $      473.8
          Common stock....................         101.9              118.8                22.4              198.3
                                           ----------------   -----------------  -----------------   ----------------
       Total Equity Securities...........  $      574.2       $      192.9       $        95.0       $      672.1
                                           ================   =================  =================   ================

        December 31, 1997
        Fixed Maturities:
          Available for Sale:
            Corporate.....................  $   15,078.4       $      785.3       $        74.7       $   15,789.0
            Mortgage-backed...............       1,712.4               23.6                 1.3            1,734.7
            U.S. Treasury securities and
              U.S. government and
              agency securities...........       1,693.1               84.1                  .8            1,776.4
            States and political
              subdivisions................          52.8                6.8                  .1               59.5
            Foreign governments...........         442.4               44.8                 2.0              485.2
            Redeemable preferred stock....         128.0                6.7                 1.0              133.7
                                           ----------------   -----------------  -----------------   ----------------
        Total Available for Sale..........  $   19,107.1       $      951.3       $        79.9       $   19,978.5
                                           ================   =================  =================   ================
          Held to Maturity:  Corporate....  $      143.0       $       21.7       $          .4       $      164.3
                                           ================   =================  =================   ================

        Equity Securities:
          DLJ's long-term corporate
            development investments.......  $      323.2       $       36.0       $        43.4       $      315.8
          Common stock....................         418.2               48.7                15.6              451.3
                                           ----------------   -----------------  -----------------   ----------------
        Total Equity Securities...........  $      741.4       $       84.7       $        59.0       $      767.1
                                           ================   =================  =================   ================

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, The Equitable determines an estimated fair value using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Estimated fair values for equity securities, substantially all of which do not have a readily ascertainable market value, have been determined by The Equitable. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 1998 and 1997, securities without a readily ascertainable market value having an amortized cost of $4,171.3 million and $4,248.1 million, respectively, had estimated fair values of $4,400.7 million and $4,406.1 million, respectively.

        The contractual maturity of bonds at December 31, 1998 is shown below:

                                                  Held to Maturity                      Available for Sale
                                         ------------------------------------   ------------------------------------
                                            Amortized          Estimated           Amortized          Estimated
                                               Cost            Fair Value            Cost             Fair Value
                                         -----------------  -----------------   ----------------   -----------------
                                                                       (In Millions)

        Due in one year or less.........  $      127.1       $       127.1       $      337.3       $      335.9
        Due in years two through five...           8.1                 8.3            4,043.0            4,054.9
        Due in years six through ten....          24.5                28.5            6,561.0            6,611.7
        Due after ten years.............          91.2               106.5            5,864.1            6,326.4
        Mortgage-backed securities......           -                   -              1,834.5            1,856.9
                                         -----------------  -----------------   ----------------   -----------------
        Total...........................  $      250.9       $       270.4       $   18,639.9       $   19,185.8
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

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 1998, approximately 15.0% of the $18,890.8 million aggregate amortized cost of bonds held by The Equitable was considered to be other than investment grade.

        In addition, the Insurance Group is an equity investor in limited partnership interests which primarily invest in securities considered to be other than investment grade.

        Fixed maturity investments with restructured or modified terms are not material.

        Investment valuation allowances and changes thereto are shown below:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balances, beginning of year........................  $       384.5       $      137.1       $      325.3
        SFAS No. 121 release...............................            -                  -               (152.4)
        Additions charged to income........................           86.2              334.6              125.0
        Deductions for writedowns and
          asset dispositions...............................         (240.1)             (87.2)            (160.8)
                                                            -----------------   ----------------   -----------------
        Balances, End of Year..............................  $       230.6       $      384.5       $      137.1
                                                            =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate....................  $        34.3       $       55.8       $       50.4
          Equity real estate...............................          196.3              328.7               86.7
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       230.6       $      384.5       $      137.1
                                                            =================   ================   =================

        At December 31, 1998, the carrying value of fixed maturities which are non-income producing for the twelve months preceding the consolidated balance sheet date was $60.8 million.

        The cost of trading account securities at December 31, 1998 and 1997 was $13,385.6 million and $16,521.9 million, respectively.

        At December 31, 1998 and 1997, mortgage loans on real estate with scheduled payments 60 days (90 days for agricultural mortgages) or more past due or in foreclosure (collectively, "problem mortgage loans on real estate") had an amortized cost of $7.0 million (0.2% of total mortgage loans on real estate) and $23.4 million (0.9% of total mortgage loans on real estate), respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $115.1 million and $183.4 million at December 31, 1998 and 1997, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $10.3 million, $17.2 million and $35.5 million in 1998, 1997 and 1996, respectively. Gross interest income on these loans included in net investment income aggregated $8.3 million, $12.7 million and $28.2 million in 1998, 1997 and 1996, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   1998                 1997
                                                                            -------------------  -------------------
                                                                                         (In Millions)
        Impaired mortgage loans with provision for losses..................  $        125.4       $        196.7
        Impaired mortgage loans without provision for losses...............             8.6                  3.6
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           134.0                200.3
        Provision for losses...............................................           (29.0)               (51.8)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        105.0       $        148.5
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

        During 1998, 1997 and 1996, respectively, The Equitable's average recorded investment in impaired mortgage loans was $161.3 million, $246.9 million and $552.1 million. Interest income recognized on these impaired mortgage loans totaled $12.3 million, $15.2 million and $38.8 million ($.9 million, $2.3 million and $17.9 million recognized on a cash basis) for 1998, 1997 and 1996, respectively.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 1998 and 1997, the carrying value of equity real estate held for sale amounted to $836.2 million and $1,023.5 million, respectively. For 1998, 1997 and 1996, respectively, real estate of $7.1 million, $152.0 million and $58.7 million was acquired in satisfaction of debt. At December 31, 1998 and 1997, The Equitable owned $552.3 million and $693.3 million, respectively, of real estate acquired in satisfaction of debt.

        Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years. Accumulated depreciation on real estate was $374.8 million and $541.1 million at December 31, 1998 and 1997, respectively. Depreciation expense on real estate totaled $30.5 million, $74.9 million and $91.8 million for 1998, 1997 and 1996, respectively.

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information for real estate joint ventures (25 and 29 individual ventures as of December 31, 1998 and 1997, respectively) and for limited partnership interests accounted for under the equity method, in which The Equitable has an investment of $10.0 million or greater and an equity interest of 10% or greater, is as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $       913.7      $     1,700.9
        Investments in securities, generally at estimated fair value...........          636.9            1,374.8
        Cash and cash equivalents..............................................           85.9              105.4
        Other assets...........................................................          279.8              584.9
                                                                                ----------------   -----------------
        Total Assets...........................................................  $     1,916.3      $     3,766.0
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       367.1      $       493.4
        Borrowed funds - The Equitable.........................................           30.1               31.2
        Other liabilities......................................................          197.2              284.0
                                                                                ----------------   -----------------
        Total liabilities......................................................          594.4              808.6
                                                                                ----------------   -----------------

        Partners' capital......................................................        1,321.9            2,957.4
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $     1,916.3      $     3,766.0
                                                                                ================   =================

        Equity in partners' capital included above.............................  $       312.9      $       568.5
        Equity in limited partnership interests not included above.............          442.1              331.8
        Other..................................................................             .7                4.3
                                                                                ----------------   -----------------
        Carrying Value.........................................................  $       755.7      $       904.6
                                                                                ================   =================


                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $       246.1       $      310.5       $      348.9
        Revenues of other limited partnership interests....          128.9              506.3              386.1
        Interest expense - third party.....................          (33.3)             (91.8)            (111.0)
        Interest expense - The Equitable...................           (2.6)              (7.2)             (30.0)
        Other expenses.....................................         (197.0)            (263.6)            (282.5)
                                                            -----------------   ----------------   -----------------
        Net Earnings.......................................  $       142.1       $      454.2       $      311.5
                                                            =================   ================   =================

        Equity in net earnings included above..............  $        59.6       $       76.7       $       73.9
        Equity in net earnings of limited partnership
          interests not included above.....................           22.7               69.5               35.8
        Other..............................................            -                  (.9)                .9
                                                            -----------------   ----------------   -----------------
        Total Equity in Net Earnings.......................  $        82.3       $      145.3       $      110.6
                                                            =================   ================   =================

 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income are summarized as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Fixed maturities...................................  $     1,534.2       $    1,501.2       $    1,355.0
        Trading account securities.........................        1,832.0            1,528.9            1,008.2
        Securities purchased under resale agreements.......        2,075.7            1,861.5            1,484.4
        Broker-dealer related receivables..................        1,161.2            1,082.6              697.4
        Mortgage loans on real estate......................          235.4              260.8              303.0
        Equity real estate.................................          356.1              390.4              442.4
        Other equity investments...........................          123.2              181.0              144.0
        Policy loans.......................................          144.9              177.0              160.3
        Other investment income............................          348.8              211.3              224.0
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        7,811.5            7,194.7            5,818.7
                                                            -----------------   ----------------   -----------------

        Interest expense to finance short-term
          trading instruments..............................        3,045.4            2,859.0            2,132.6
        Other investment expenses..........................          267.4              344.4              349.8
                                                            -----------------   ----------------   -----------------
          Investment expenses..............................        3,312.8            3,203.4            2,482.4
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     4,498.7       $    3,991.3       $    3,336.3
                                                            =================   ================   =================

        Investment gains (losses), net, including changes in the valuation allowances, are summarized as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Fixed maturities...................................  $       (26.0)      $       90.2       $       63.0
        Mortgage loans on real estate......................          (10.9)             (11.2)             (27.3)
        Equity real estate.................................           74.5             (391.3)             (79.7)
        Other equity investments...........................          157.9              208.8              190.0
        Dealer and trading gains...........................          (92.8)             363.2              394.0
        Issuance and sale of DLJ common stock..............           40.3                6.7                -
        Sale of subsidiaries...............................           (2.6)             252.1                -
        Issuance and sales of Alliance Units...............           19.8                -                 20.6
        Other..............................................           (4.4)               -                 (2.8)
                                                            -----------------   ----------------   -----------------

        Investment Gains, Net..............................  $       155.8       $      518.5       $      557.8
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $101.6 million, $12.8 million and $29.9 million for 1998, 1997 and 1996, respectively, and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $136.4 million for 1997. In the fourth quarter of 1997, The Equitable reclassified $1,095.4 million depreciated cost of equity real estate from real estate held for production of income to real estate held for sale. Additions to valuation allowances of $227.6 million were recorded upon these transfers. Additionally, in fourth quarter 1997, $132.3 million of writedowns on real estate held for production of income were recorded.

        For 1998, 1997 and 1996, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $16,775.7 million, $10,317.6 million and $8,549.2 million. Gross gains of $150.7 million, $167.6 million and $155.1 million and gross losses of $97.8 million, $109.0 million and $93.0 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 1998, 1997 and 1996 amounted to $(330.0) million, $511.3 million and $(255.9)
        million, respectively.

        Investment gains from other equity investments include gains generated by DLJ's involvement in long-term corporate development investments of $126.0 million, $194.5 million and $163.0 million for 1998, 1997 and 1996, respectively.

        For 1998, 1997 and 1996, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $136.9 million, $137.5 million and $136.7 million, respectively.

        On June 10, 1997, Equitable Life sold EREIM (other than its interest in Column Financial, Inc.) ("ERE") to Lend Lease Corporation Limited ("Lend Lease"), a publicly traded, international property and financial services company based in Sydney, Australia. The total purchase price was $400.0 million and consisted of $300.0 million in cash and a $100.0 million note which was paid in 1998. The Equitable recognized an investment gain of $162.4 million, net of Federal income tax of $87.4 million as a result of this transaction. Equitable Life entered into long-term advisory agreements whereby ERE continues to provide substantially the same services to Equitable Life's General Account and Separate Accounts, for substantially the same fees, as provided prior to the sale.

        Through June 10, 1997 and for the year ended December 31, 1996, respectively, the businesses sold reported combined revenues of $91.6 million and $226.1 million and combined net earnings of $10.7 million and $30.7 million.

        In 1996, Alliance acquired the business of Cursitor Holdings L.P. and Cursitor Holdings Limited (collectively, "Cursitor") for approximately $159.0 million. The purchase price consisted of $94.3 million in cash,
        1.8 million of Alliance's publicly traded units ("Alliance Units"), 6% notes aggregating $21.5 million payable ratably over four years and additional consideration to be determined at a later date but currently estimated to not exceed $10.0 million. The excess of the purchase price, including acquisition costs and minority interest, over the fair value of Cursitor's net assets acquired resulted in the recognition of intangible assets consisting of costs assigned to contracts acquired and goodwill of approximately $122.8 million and $38.3 million, respectively. The Equitable recognized an investment gain of $20.6 million  as  a  result  of  the  issuance  of  Alliance  Units  in  this transaction. On June 30, 1997, Alliance reduced the recorded value of goodwill and contracts associated with Alliance's acquisition of Cursitor by $120.9 million. This charge reflected Alliance's view that Cursitor's continuing decline in assets under management and its reduced profitability, resulting from relative investment underperformance, no longer supported the carrying value of its investment. As a result, The Equitable's earnings from continuing operations before cumulative effect of accounting change for 1997 included a charge of $59.5 million, net of a Federal income tax benefit of $10.0 million and minority interest of $51.4 million. The remaining balance of intangible assets is being amortized over its estimated useful life of 20 years. At December 31, 1998, The Equitable's ownership of Alliance Units was approximately 56.7%.

        Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of accumulated comprehensive income and the changes for the corresponding years, are summarized as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Balance, beginning of year.........................  $       523.7       $      179.3       $      386.6
        Changes in unrealized investment gains (losses)....         (236.5)             543.9             (298.7)
        Changes in unrealized investment losses
          (gains) attributable to:
            Participating group annuity contracts..........           (5.7)              53.2                -
            DAC............................................           13.2              (89.0)              42.3
            Deferred Federal income taxes..................           83.4             (163.7)              49.1
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $       378.1       $      523.7       $      179.3
                                                            =================   ================   =================

        Balance, end of year comprises:
          Unrealized investment gains on:
            Fixed maturities...............................  $       541.4       $      871.4       $      360.1
            Other equity investments.......................           96.4               33.1               29.3
            Other, principally Closed Block................          112.1               81.9               53.1
                                                            -----------------   ----------------   -----------------
              Total........................................          749.9              986.4              442.5
          Amounts of unrealized investment gains
            attributable to:
              Participating group annuity contracts........          (24.7)             (19.0)             (72.2)
              DAC..........................................         (127.8)            (141.0)             (52.0)
              Deferred Federal income taxes................         (219.3)            (302.7)            (139.0)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       378.1       $      523.7       $      179.3
                                                            =================   ================   =================

 6)     ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the years 1998, 1997 and 1996 are as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Unrealized gains on investments....................  $       378.1       $      523.7       $      179.3
        Minimum pension liability..........................          (28.3)             (17.3)             (12.9)
                                                            -----------------   ----------------   -----------------
        Total Accumulated Other
          Comprehensive Income.............................  $       349.8       $      506.4       $      166.4
                                                            =================   ================   =================

        The components of other comprehensive income for the years 1998, 1997 and 1996 are as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net unrealized gains (losses) on investment
          securities:
          Net unrealized gains (losses) arising during
            the period.....................................  $      (178.0)      $      567.0       $     (250.9)
          Reclassification adjustment for (gains) losses
            included in net earnings.......................          (58.5)             (23.1)             (47.8)
                                                            -----------------   ----------------   -----------------

        Net unrealized gains (losses) on investment
          securities.......................................         (236.5)             543.9             (298.7)
        Adjustments for policyholder liabilities, DAC
          and deferred Federal income taxes................           90.9             (199.5)              91.4
                                                            -----------------   ----------------   -----------------
        Change in unrealized gains (losses), net of
          reclassification and adjustments.................         (145.6)             344.4             (207.3)
        Change in minimum pension liability................          (11.0)              (4.4)              22.2
                                                            -----------------   ----------------   -----------------
        Total Other Comprehensive Income...................  $      (156.6)      $      340.0       $     (185.1)
                                                            =================   ================   =================

 7)     CLOSED BLOCK

        Summarized financial information for the Closed Block follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        Assets
        Fixed Maturities:
          Available for sale, at estimated fair value (amortized cost,
            $4,149.0 and $4,059.4)...........................................  $    4,373.2         $    4,231.0
        Mortgage loans on real estate........................................       1,633.4              1,341.6
        Policy loans.........................................................       1,641.2              1,700.2
        Cash and other invested assets.......................................          86.5                282.0
        DAC..................................................................         676.5                775.2
        Other assets.........................................................         221.6                236.6
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    8,632.4         $    8,566.6
                                                                              =================    =================

        Liabilities
        Future policy benefits and policyholders' account balances...........  $    9,013.1         $    8,993.2
        Other liabilities....................................................          63.9                 80.5
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    9,077.0         $    9,073.7
                                                                              =================    =================


                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Revenues
        Premiums and other revenue.........................  $       661.7       $      687.1       $      724.8
        Investment income (net of investment
          expenses of $15.5, $27.0 and $27.3)..............          569.7              574.9              546.6
        Investment losses, net.............................             .5              (42.4)              (5.5)
                                                            -----------------   ----------------   -----------------
              Total revenues...............................        1,231.9            1,219.6            1,265.9
                                                            -----------------   ----------------   -----------------

        Benefits and Other Deductions
        Policyholders' benefits and dividends..............        1,082.0            1,066.7            1,106.3
        Other operating costs and expenses.................           62.8               50.4               34.6
                                                            -----------------   ----------------   -----------------
              Total benefits and other deductions..........        1,144.8            1,117.1            1,140.9
                                                            -----------------   ----------------   -----------------

        Contribution from the Closed Block.................  $        87.1       $      102.5       $      125.0
                                                            =================   ================   =================

        At December 31, 1998 and 1997, problem mortgage loans on real estate had an amortized cost of $5.1 million and $8.1 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had an amortized cost of $26.0 million and $70.5 million, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Impaired mortgage loans with provision for losses......................  $        55.5      $       109.1
        Impaired mortgage loans without provision for losses...................            7.6                 .6
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................           63.1              109.7
        Provision for losses...................................................          (10.1)             (17.4)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        53.0      $        92.3
                                                                                ================   =================

        During 1998, 1997 and 1996, the Closed Block's average recorded investment in impaired mortgage loans was $85.5 million, $110.2 million and $153.8 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.7 million, $9.4 million and $10.9 million ($1.5 million, $4.1 million and $4.7 million recognized on a cash basis) for 1998, 1997 and 1996, respectively.

        Valuation allowances amounted to $11.1 million and $18.5 million on mortgage loans on real estate and $15.4 million and $16.8 million on equity real estate at December 31, 1998 and 1997, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held for production of income. Writedowns of fixed maturities amounted to $3.5 million and $12.8 million for 1997 and 1996, respectively. Writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $28.8 million for 1997.

        In the fourth quarter of 1997, $72.9 million depreciated cost of equity real estate held for production of income was reclassified to equity real estate held for sale. Additions to valuation allowances of $15.4 million were recorded upon these transfers. Additionally, in fourth quarter 1997, $28.8 million of writedowns on real estate held for production of income were recorded.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

 8)     DISCONTINUED OPERATIONS

        Summarized financial information for discontinued operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        Assets
        Mortgage loans on real estate........................................  $      553.9         $      635.2
        Equity real estate...................................................         611.0                874.5
        Other equity investments.............................................         115.1                209.3
        Other invested assets................................................          24.9                152.4
                                                                              -----------------    -----------------
          Total investments..................................................       1,304.9              1,871.4
        Cash and cash equivalents............................................          34.7                106.8
        Other assets.........................................................         219.0                243.8
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    1,558.6         $    2,222.0
                                                                              =================    =================

        Liabilities
        Policyholders' liabilities...........................................  $    1,021.7         $    1,048.3
        Allowance for future losses..........................................         305.1                259.2
        Amounts due to continuing operations.................................           2.7                572.8
        Other liabilities....................................................         229.1                341.7
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    1,558.6         $    2,222.0
                                                                              =================    =================


                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Revenues
        Investment income (net of investment
          expenses of $63.3, $97.3 and $127.5).............  $       160.4       $      188.6       $      245.4
        Investment gains (losses), net.....................           35.7             (173.7)             (18.9)
        Policy fees, premiums and other income.............           (4.3)                .2                 .2
                                                            -----------------   ----------------   -----------------
        Total revenues.....................................          191.8               15.1              226.7

        Benefits and other deductions......................          141.5              169.5              250.4
        Earnings added (losses charged) to allowance
          for future losses................................           50.3             (154.4)             (23.7)
                                                            -----------------   ----------------   -----------------
        Pre-tax loss from operations.......................            -                  -                  -
        Pre-tax earnings from releasing (loss from
          strengthening) of the allowance for future
          losses...........................................            4.2             (134.1)            (129.0)
        Federal income tax (expense) benefit...............           (1.5)              46.9               45.2
                                                            -----------------   ----------------   -----------------
        Earnings (Loss) from Discontinued Operations.......  $         2.7       $      (87.2)      $      (83.8)
                                                            =================   ================   =================

        The Equitable's quarterly process for evaluating the allowance for future losses applies the current period's results of the discontinued operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of The Equitable's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in 1998 and strengthening of allowance in 1997 and 1996.

        In the fourth quarter of 1997, $329.9 million depreciated cost of equity real estate was reclassified from equity real estate held for production of income to real estate held for sale. Additions to valuation allowances of $79.8 million were recognized upon these transfers. Additionally, in fourth quarter 1997, $92.5 million of writedowns on real estate held for production of income were recognized.

        Benefits and other deductions includes $26.6 million, $53.3 million and $114.3 million of interest expense related to amounts borrowed from continuing operations in 1998, 1997 and 1996, respectively.

        Valuation allowances amounted to $3.0 million and $28.4 million on mortgage loans on real estate and $34.8 million and $88.4 million on equity real estate at December 31, 1998 and 1997, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held for production of income. Writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $95.7 million and $12.3 million for 1997 and 1996, respectively.

        At December 31, 1998 and 1997, problem mortgage loans on real estate had amortized costs of $1.1 million and $11.0 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had amortized costs of $3.5 million and $109.4 million, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Impaired mortgage loans with provision for losses......................  $         6.7      $       101.8
        Impaired mortgage loans without provision for losses...................            8.5                 .2
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................           15.2              102.0
        Provision for losses...................................................           (2.1)             (27.3)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        13.1      $        74.7
                                                                                ================   =================

        During 1998, 1997 and 1996, the discontinued operations' average recorded investment in impaired mortgage loans was $73.3 million, $89.2 million and $134.8 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.7 million, $6.6 million and $10.1 million ($3.4 million, $5.3 million and $7.5 million recognized on a cash basis) for 1998, 1997 and 1996, respectively.

        At December 31, 1998 and 1997, discontinued operations had carrying values of $50.0 million and $156.2 million, respectively, of real estate acquired in satisfaction of debt.

 9)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        Short-term debt......................................................  $      826.1         $    1,569.2
                                                                              -----------------    -----------------
        Long-term debt:
        Holding Company:
          Senior notes, 6.5%, due 2008.......................................         249.2                  -
          Senior notes, 9%, due 2004.........................................         300.0                300.0
          Senior exchange notes, 6.75% - 7.30%, due through 2003.............         214.0                244.0
          Senior debentures, 7.0%, due 2028..................................         347.4                  -
                                                                              -----------------    -----------------
              Total Holding Company..........................................       1,110.6                544.0
                                                                              -----------------    -----------------
        Equitable Life:
          6.95% surplus notes scheduled to mature 2005.......................         399.4                399.4
          7.70% surplus notes scheduled to mature 2015.......................         199.7                199.7
          Other..............................................................            .3                   .3
                                                                              -----------------    -----------------
              Total Equitable Life...........................................         599.4                599.4
                                                                              -----------------    -----------------
        Wholly Owned and Joint Venture Real Estate:
          Mortgage notes, 5.91% - 12.00%, due through 2017...................         392.2                676.6
                                                                              -----------------    -----------------
        DLJ:
          Senior notes, 6.0%, due 2001.......................................         249.7                  -
          Senior notes, 6.5%, due 2008.......................................         643.5                  -
          Senior notes, 6.875%, due 2005.....................................         497.8                497.5
          Medium-term notes, 5.625% - 6.9%, due through 2016.................         946.8                697.3
          Senior secured notes, Class A-2 and B-1 floating rate due 2005.....         450.0                  -
          Senior subordinated revolving credit, 6.6875%, due 1998............           -                  325.0
          Global floating rate notes, 5.98%, due 2002........................         348.4                347.9
          Subordinated exchange notes, 9.58%, due 2003.......................         205.0                205.0
          Junior subordinated convertible debentures, 6.6875%, due 2001......          19.7                 33.5
          Other..............................................................            .1                  1.3
                                                                              -----------------    -----------------
              Total DLJ......................................................       3,361.0              2,107.5
                                                                              -----------------    -----------------
        Alliance:
          Other..............................................................          10.8                 18.5
                                                                              -----------------    -----------------
        Total long-term debt.................................................       5,474.0              3,946.0
                                                                              -----------------    -----------------

        Total Short-term and Long-term Debt..................................  $    6,300.1         $    5,515.2
                                                                              =================    =================

        Short-term Debt

        Equitable Life has a $350.0 million bank credit facility available to fund short-term working capital needs and to facilitate the securities settlement process. The credit facility consists of two types of borrowing options with varying interest rates and expires in September 2000. The interest rates are based on external indices dependent on the type of borrowing and at December 31, 1998 range from 5.23% to 7.75%. There were no borrowings outstanding under this bank credit facility at December 31, 1998.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million bank credit facility. At December 31, 1998, there were no borrowings outstanding under this program.

        During July 1998, Alliance entered into a $425.0 million five-year revolving credit facility with a group of commercial banks which replaced a $250.0 million revolving credit facility. Under the facility, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal Funds Rate. A facility fee is payable on the total facility. During September 1998, Alliance increased the size of its commercial paper program from $250.0 million to $425.0 million. Borrowings from these two sources may not exceed $425.0 million in the aggregate. The revolving credit facility provides backup liquidity for commercial paper issued under Alliance's commercial paper program and can be used as a direct source of borrowing. The revolving credit facility contains covenants which require Alliance to, among other things, meet certain financial ratios. As of December 31, 1998, Alliance had commercial paper outstanding totaling $179.5 million at an effective interest rate of 5.5% and there were no borrowings outstanding under Alliance's revolving credit facility.

        In 1997, DLJ replaced its $1,925.0 million committed credit facilities with a $2,000.0 million revolving credit facility, of which $1,000.0 million may be unsecured. During the second quarter of 1998, DLJ amended its $2,000.0 million revolving credit facility to increase the aggregate commitment of banks thereunder to $2,750.0 million, of which $1,650.0 million may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1998.

        In January 1998, DLJ commenced a $1,000.0 million commercial paper program. Obligations issued thereunder are exempt from the Securities and Exchange Commission (the "SEC") registration requirements. The proceeds from the commercial paper program will be used to satisfy working capital requirements and general corporate purposes. At December 31, 1998, DLJ had $30.9 million in commercial paper outstanding.

        DLJ's short-term borrowings are from banks and other financial institutions and generally are demand obligations, at interest rates approximating Federal Funds Rates. Such borrowings generally are used to finance securities inventories, to facilitate the securities settlement process and to finance securities purchased by customers on margin. At December 31, 1997, securities owned by DLJ aggregating $190.5 million were pledged to secure certain of these borrowings.

        DLJ's repurchase agreements and short-term borrowings and the weighted average interest rates related to those borrowings at December 31, 1998 and 1997 are as follows:

                                                                                             Weighted Average
                                                                                            Interest Rates at
                                                           December 31,                        December 31,
                                                ------------------------------------   -----------------------------
                                                      1998               1997              1998           1997
                                                -----------------  -----------------   -------------  --------------
                                                                               (In Millions)

        Securities sold under agreements
          to repurchase........................  $   35,775.6       $    36,006.7           4.89%          6.04%
        Bank loans.............................         391.0               988.0           5.79%          6.57%
        Borrowings from other financial
          institutions.........................         125.0               133.0           5.72%          6.21%

        Long-term Debt

        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. The Equitable is in compliance with all debt covenants.

        The Equitable has pledged real estate, mortgage loans, cash and securities amounting to $640.2 million and $1,354.5 million at December 31, 1998 and 1997, respectively, as collateral for certain short-term and long-term debt.

        At December 31, 1998, aggregate maturities of the long-term debt based on required principal payments at maturity for 1999 and the succeeding four years are $453.8 million, $231.9 million, $417.0 million, $416.4 million and $433.2 million, respectively, and $3,657.0 million thereafter.

        In 1998, the Holding Company completed an offering under its existing shelf registration of $250.0 million 6 1/2% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028 (together the "1998 Senior Debt"), resulting in net proceeds of $591.1 million to be used for general corporate purposes.

        In 1997, the Ho1ding Company redeemed in full $364.2 million principal amount of its 6.125% convertible subordinated debentures (the "Subordinated Debentures"). Upon redemption of all Subordinated Debentures, approximately 14.7 million shares of Common Stock were issued.

        In 1998, DLJ issued $650.0 million of 6.5% Senior Notes that mature in 2008 and $350.0 million Medium-Term Notes with interest ranging from 5.82% - 6.28% that mature at various dates through 2003. DLJ also issued $250.0 million of 6% Senior Notes that mature in 2001 from the $1.0 billion shelf established in 1997. To convert these fixed rate notes into floating rate notes based upon the LIBOR, DLJ entered into interest rate swap transactions. Additionally, DLJ issued Senior Secured and Senior Subordinated Secured Floating Rate Notes for $200.0 million and $250.0 million, due March 15, 2005 and September 15, 2005, respectively. These notes are collateralized by a portfolio of investments, primarily senior bank debt valued at $441.0 million. Senior bank debt consists of interests in senior corporate debt, including term loans, revolving loans and other corporate debt. Also in 1998, DLJ repaid the $325.0 million senior subordinated revolving credit agreement and terminated the related credit facility.

        In 1997, DLJ borrowed an additional $118.5 million under its senior subordinated revolving credit agreement and extended the maturity date to January 30, 2000. Interest is based on LIBOR and was 6.6875% at year end 1997 and 6.375% at year end 1996. DLJ established a $300.0 million Medium-Term Note program. At year end 1997, $200.0 million was outstanding with a weighted average interest rate of 6.48%. To convert $190.0 million of such fixed rate notes into floating rate notes based upon LIBOR, DLJ entered into interest rate swap transactions. At year end 1997, the weighted average effective interest rate on these notes was 6.08%. DLJ also established a $1.0 billion senior subordinated debt securities shelf registration, under which up to $500.0 million can be offered as Medium-Term Notes due nine months or more from the date of issuance. At year end 1997, notes outstanding under this registration included $150.0 million at a fixed rate of 6.90% and $100.0 million at a floating rate of 6.28% based upon LIBOR. Using interest rate swaps, these floating rate notes were converted into fixed rate notes at 6.94%. In addition, DLJ issued $350.0 million of Global Floating Rate Notes with interest at a floating rate equal to LIBOR plus 0.25%. These notes mature in 2002 and can be redeemed by DLJ in whole or in part on any interest payment date on or after September 2000. DLJ completed a shelf registration to offer up to $300.0 million of senior or subordinated debt securities or preferred stock. Also in 1997, DLJ repaid in full $88.0 million 7.88% Medium-Term Notes plus accrued interest.

10)     FEDERAL INCOME TAXES

        A summary of the Federal income tax expense in the consolidated statements of earnings is shown below:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Federal income tax expense (benefit):
          Current..........................................  $       440.2       $      488.1       $      324.4
          Deferred.........................................           87.6             (207.6)            (187.0)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       527.8       $      280.5       $      137.4
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Expected Federal income tax expense................  $       561.4       $      386.0       $      180.5
        Non-taxable minority interest......................          (33.2)             (38.0)             (32.9)
        Adjustment of tax audit reserves...................           16.0              (81.7)              (2.8)
        Other..............................................          (16.4)              14.2               (7.4)
                                                            -----------------   ----------------   -----------------
        Federal Income Tax Expense.........................  $       527.8       $      280.5       $      137.4
                                                            =================   ================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       December 31, 1998                  December 31, 1997
                                                ---------------------------------  ---------------------------------
                                                    Assets         Liabilities         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
        Compensation and related benefits......  $     569.4      $        -        $      577.3      $       -
        Other..................................         32.4               -                64.2              -
        DAC, reserves and reinsurance..........          -               231.4               -              222.8
        Investments............................          -               324.6               -              360.3
                                                ---------------  ----------------  ---------------   ---------------
        Total..................................  $     601.8      $      556.0      $      641.5      $     583.1
                                                ===============  ================  ===============   ===============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and the tax effects of each are as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        DAC, reserves and reinsurance......................  $        (7.7)      $       46.2       $     (156.2)
        Investments........................................           52.3             (136.0)              30.7
        Compensation and related benefits..................           13.9             (112.3)             (26.5)
        Other..............................................           29.1               (5.5)             (35.0)
                                                            -----------------   ----------------   -----------------
        Deferred Federal Income Tax
          Expense (Benefit)................................  $        87.6       $     (207.6)      $     (187.0)
                                                            =================   ================   =================

        The Internal Revenue Service (the "IRS") is in the process of examining The Equitable's consolidated Federal income tax returns for the years 1992 through 1996. Management believes these audits will have no material adverse effect on The Equitable's consolidated results of operations.

11)     CAPITAL STOCK

        The Holding Company is authorized to issue 510 million shares of capital stock, of which 500 million shares are designated as common stock (the "Common Stock") having a par value of $.01 per share and 10 million shares are designated as preferred stock having a par value of $1.00 per share.

        At December 31, 1998 and 1997, respectively, 223.3 million and 222.2 million shares of Common Stock were issued. At December 31, 1998, approximately 26.8 million shares of Common Stock were reserved for the conversion of Series D Convertible Preferred Stock ("Series D Preferred Stock") and the exercise of employee stock options.

        In May 1998, the Holding Company's Board of Directors authorized a stock repurchase program pursuant to which the Holding Company may repurchase up to 8 million shares of its Common Stock from time to time in the open market or through privately negotiated transactions. In September, the Holding Company's Board of Directors increased the number of shares authorized under the stock repurchase program to 15 million. At December 31, 1998, the Holding Company has repurchased 4.5 million shares of Common Stock at a cost of $247.1 million.

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

        In December 1993, the Holding Company established a Stock Employee Compensation Trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefits programs. At that time, the Holding Company sold 60,000 shares of Series D Preferred Stock, convertible into 11.9 million shares of the Holding Company's Common Stock, to the SECT in exchange for cash and a promissory note of $299.9 million, for a total of $300.0 million. This had no effect on The Equitable's consolidated shareholders' equity as the Series D Preferred Stock is reported as outstanding at fair value on The Equitable's consolidated balance sheets but is offset by a contra-equity account. An increase in consolidated shareholders' equity results only when shares of Series D Preferred Stock are released from the SECT. The SECT is required to periodically distribute an amount of Series D Preferred Stock (or Common Stock issued on conversion thereof) based on a pre-determined formula. In April 1996, The Equitable filed a shelf registration statement with the SEC to register approximately 11.9 million shares of The Equitable's Common Stock issuable upon conversion of shares of the Series D Preferred Stock held by the SECT. In July 1997, the SECT released 8,040 shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. AXA purchased 960,000 shares directly while the remaining shares were sold through an agent to the public. The net proceeds of the sale totaled $54.8 million, increasing shareholders' equity by this amount. The SECT will terminate on the date on which all assets of the SECT have been distributed.

        In accordance with the 1997 Stock Incentive Plan, which is the successor Plan to the 1991 Stock Incentive Plan, the Holding Company can issue options to purchase 16.4 million shares of its Common Stock. However, the terms and conditions of the options granted under the 1991 Plan remain the same. The options, which include Incentive Stock Options and Nonstatutory Stock Options, are issued at the fair market value of the Holding Company's Common Stock on the date of grant. Under the 1991

        Stock Incentive Plan, one-fifth of stock options granted vest and become exercisable on each of the first five anniversaries of the date such options were granted. In accordance with the 1997 Stock Incentive Plan, one-third of stock options granted vest and become exercisable on each of the first three anniversaries of the date such options were granted. Options are exercisable up to 10 years from the date of grant. At December 31, 1998, 1997 and 1996, respectively, options to purchase 2,873,252 shares, 6,725,382 shares and 217,139 shares were available for future grant under the plans.

        The Equitable's ownership interests in DLJ and Alliance will continue to be reduced upon the exercise of options granted to certain DLJ and Alliance employees and the vesting of forfeitable restricted stock units acquired by DLJ employees. Options are exercisable over a period of up to ten years. DLJ restricted stock units represent forfeitable rights to receive approximately 5.2 million shares of DLJ common stock through February 2000 and were recorded as additional minority interest of $106.2 million, their fair value at the time of issuance. As of December 31, 1998, .2 million restricted stock units were forfeited.

        The Equitable has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation expense for The Equitable's Stock Option Incentive Plans' options been determined based on SFAS No. 123's fair value based method, The Equitable's pro forma net earnings and earnings per share for 1998, 1997 and 1996 would have been:

                                                                        1998              1997             1996
                                                                   ---------------   ---------------  ---------------
                                                                                     (In Millions,
                                                                               Except Per Share Amount)
        Net Earnings:
          As reported.............................................  $      833.1      $     561.0      $       99.1
          Pro forma...............................................         795.1            542.1              85.1

        Earnings Per Share:
          Basic:
            As reported...........................................  $       3.76      $      2.71      $        .39
            Pro forma.............................................          3.58             2.61               .31
          Diluted:
            As reported...........................................          3.62             2.47               .37
            Pro forma.............................................          3.47             2.37               .31

        The fair values of options granted after December 31, 1994, used as a basis for the above pro forma disclosures, were estimated as of the dates of grant using the Black-Scholes option pricing model. The option pricing assumptions for 1998, 1997 and 1996 are as follows:

                                    Holding Company                      DLJ                            Alliance
                             ------------------------------ ------------------------------- ----------------------------------
                               1998      1997       1996      1998       1997      1996       1998       1997         1996
                             --------- ---------- --------- ---------- -------------------- --------- ------------ -----------

        Dividend yield......  0.32%      0.48%     0.80%      0.69%      0.86%     1.54%     6.50%       8.00%       8.00%

        Expected volatility.   28%        20%       20%        40%        33%       25%       29%         26%         23%

        Risk-free interest
          rate..............  5.48%      5.99%     5.92%      5.53%      5.96%     6.07%     4.40%       5.70%       5.80%

        Expected life
          in years..........    5          5         5          5          5         5        7.2         7.2         7.4

        Weighted average
          fair value per
          option at
          grant-date........  $22.64    $12.25     $6.94     $16.27     $10.81     $4.03     $3.86       $2.18       $1.35

        A summary of the Holding Company, DLJ and Alliance's option plans is as follows:

                                        Holding Company                     DLJ                         Alliance
                                  ----------------------------- ----------------------------- -----------------------------
                                                    Weighted                      Weighted                     Weighted
                                                    Average                       Average                       Average
                                                    Exercise                      Exercise                     Exercise
                                                    Price of                      Price of                     Price of
                                      Shares        Options         Shares        Options         Units         Options
                                  (In Millions)   Outstanding   (In Millions)   Outstanding   (In Millions)   Outstanding
                                  --------------- ------------- --------------- ------------- -----------------------------
        Balance as of
          January 1, 1996........       6.7           $20.27         18.4         $13.50            9.6          $ 8.86
          Granted................        .7           $24.94          4.2         $16.27            1.4          $12.56
          Exercised..............       (.1)          $19.91          -                             (.8)         $ 6.82
          Expired................       -                             -                             -
          Forfeited..............       (.6)          $20.21          (.4)        $13.50            (.2)         $ 9.66
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1996......       6.7           $20.79         22.2         $14.03           10.0          $ 9.54
          Granted................       3.2           $41.85          6.4         $30.54            2.2          $18.28
          Exercised..............      (1.6)          $20.26          (.2)        $16.01           (1.2)         $ 8.06
          Forfeited..............       (.4)          $23.43          (.2)        $13.79            (.4)         $10.64
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1997......       7.9           $29.05         28.2         $17.78           10.6          $11.41
          Granted................       4.3           $66.26          1.5         $38.59            2.8          $26.28
          Exercised..............      (1.1)          $21.18         (1.4)        $14.91            (.9)         $ 8.91
          Forfeited..............       (.4)          $47.01          (.1)        $17.31            (.2)         $13.14
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1998......      10.7           $44.00         28.2         $19.04           12.3          $14.94
                                  ===============               =============                 ===============

        Information about options outstanding and exercisable at December 31, 1998 is as follows:

                                             Options Outstanding                           Options Exercisable
                             ----------------------------------------------------  ------------------------------------
                                                    Weighted
                                                    Average         Weighted                              Weighted
              Range of             Number          Remaining         Average             Number           Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable         Exercise
               Prices          (In Millions)      Life (Years)        Price          (In Millions)         Price
        ----------------------- --------------- ---------------- ----------------  ------------------- ----------------

               Holding
               Company
        ----------------------
        $18.125    -$27.75           3.7               5.19           $20.97              3.0              $20.33
        $28.50     -$45.25           3.0               8.68           $41.79              -
        $50.63     -$66.75           2.1               9.21           $52.73              -
        $81.94     -$82.56           1.9               9.62           $82.56              -
                              -----------------                                    -------------------
        $18.125    -$82.56          10.7               7.75           $44.00              3.0              $20.33
                              ================= ================ ================  ==================== ===============

                 DLJ
        ----------------------
        $13.50    -$25.99           22.3               7.1            $14.59             21.4              $15.05
        $26.00    -$38.99            5.0               8.8            $33.94              -
        $39.00    -$52.875            .9               9.4            $44.65              -
                              -----------------                                    -------------------
        $13.50    -$52.875          28.2               7.5            $19.04             21.4              $15.05
                              ================= ================ ================  ===================== ==============

              Alliance
        ----------------------
        $ 3.03    -$ 9.69            3.1               4.5           $  8.03              2.4              $ 7.57
        $ 9.81    -$10.69            2.0               5.3            $10.05              1.6              $10.07
        $11.13    -$13.75            2.4               7.5            $11.92              1.0              $11.77
        $18.47    -$18.78            2.0               9.0            $18.48               .4              $18.48
        $22.50    -$26.31            2.8               9.9            $26.28              -                  -
                              -----------------                                    -------------------
        $ 3.03    -$26.31           12.3               7.2            $14.94              5.4              $ 9.88
                              ================= ================ ================  ===================== ==============

12)     COMPUTATION OF PER SHARE EARNINGS

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                    (In Millions, Except Per Share Amounts)
        Net earnings.......................................  $       833.1       $      561.0       $       99.1
        Less - dividends on preferred stocks...............            -                (15.6)             (26.7)
                                                            -----------------   ----------------   -----------------
        Net earnings applicable to common shares -
          Basic............................................          833.1              545.4               72.4
        Add - dividends on convertible preferred stock
          and interest on convertible subordinated
          debt, when dilutive(1)...........................            -                 24.5                -
        Less - effect of assumed exercise of options
          of publicly held subsidiaries....................          (21.7)             (20.2)              (3.8)
                                                            -----------------   ----------------   -----------------
        Net Earnings Applicable to Common Shares -
          Diluted..........................................  $       811.4       $      549.7       $       68.6
                                                            =================   ================   =================

        Weighted average common shares outstanding -
          Basic............................................          221.6              201.6              185.4
        Add - assumed exercise of stock options............            2.8                1.8                 .8
        Add - assumed conversion of convertible
          preferred stock(1)...............................            -                 10.4                -
        Add - assumed conversion of convertible
          subordinated debt(1).............................            -                  8.6                -
                                                            -----------------   ----------------   -----------------
        Weighted Average Shares Outstanding -
          Diluted..........................................          224.4              222.4              186.2
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

13)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability. The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Direct premiums....................................  $       438.8       $      448.6       $      461.4
        Reinsurance assumed................................          203.6              198.3              177.5
        Reinsurance ceded..................................          (54.3)             (45.4)             (41.3)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       588.1       $      601.5       $      597.6
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $        75.7       $       61.0       $       48.2
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $        85.9       $       70.6       $       54.1
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        39.5       $       36.4       $       32.3
                                                            =================   ================   =================

        Beginning in May 1997, The Equitable began reinsuring on a yearly renewal term basis 90% of the mortality risk on new issues of certain term, universal and variable life products. During 1996, The Equitable's retention limit on joint survivorship policies was increased to $15.0 million. Effective January 1, 1994, all in force business above $5.0 million was reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks as well as in certain other cases.

        The Insurance Group cedes 100% of its group life and health business to a third party insurance company. Premiums ceded totaled $1.3 million, $1.6 million and $2.4 million for 1998, 1997 and 1996, respectively. Ceded death and disability benefits totaled $15.6 million, $4.3 million and $21.2 million for 1998, 1997 and 1996, respectively. Insurance liabilities ceded totaled $560.3 million and $593.8 million at December 31, 1998 and 1997, respectively.

14)     EMPLOYEE BENEFIT PLANS

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

        Components of net periodic pension cost (credit) for the qualified and non-qualified plans are as follows:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost.......................................  $        33.2       $       32.5       $       33.8
        Interest cost on projected benefit obligations.....          129.2              128.2              120.8
        Expected return on assets..........................         (175.6)            (307.6)            (181.4)
        Net amortization and deferrals.....................            6.1              166.6               43.4
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension (Credit) Cost.................  $        (7.1)      $       19.7       $       16.6
                                                            =================   ================   =================

        The  plan's  projected  benefit   obligation  under  the  qualified  and
        non-qualified plans was comprised of:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Benefit obligation, beginning of year..................................  $    1,801.3       $    1,765.5
        Service cost...........................................................          33.2               32.5
        Interest cost..........................................................         129.2              128.2
        Actuarial (gains) losses...............................................         108.4              (15.5)
        Benefits paid..........................................................        (138.7)            (109.4)
                                                                                ----------------   -----------------
        Benefit Obligation, End of Year........................................  $    1,933.4       $    1,801.3
                                                                                ================   =================

        The funded status of the qualified and non-qualified pension plans is as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Plan assets at fair value, beginning of year...........................  $    1,867.4       $    1,626.0
        Actual return on plan assets...........................................         338.9              307.5
        Contributions..........................................................           -                 30.0
        Benefits paid and fees.................................................        (123.2)             (96.1)
                                                                                ----------------   -----------------
        Plan assets at fair value, end of year.................................       2,083.1            1,867.4
        Projected benefit obligations..........................................       1,933.4            1,801.3
                                                                                ----------------   -----------------
        Projected benefit obligations less than plan assets....................         149.7               66.1
        Unrecognized prior service cost........................................          (7.5)              (9.9)
        Unrecognized net loss from past experience different
          from that assumed....................................................          38.7               95.0
        Unrecognized net asset at transition...................................           1.5                3.1
                                                                                ----------------   -----------------
        Prepaid  Pension Cost..................................................  $      182.4       $      154.3
                                                                                ================   =================

        The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.0% and 3.83%, respectively, at December 31, 1998 and 7.25% and 4.07%, respectively, at December 31, 1997. As of January 1, 1998 and 1997, the expected long-term rate of return on assets for the retirement plan was 10.25%.

        The Equitable recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $28.3 million and $17.3 million, net of Federal income taxes, at December 31, 1998 and 1997, respectively, primarily representing the excess of the accumulated benefit obligation of the qualified pension plan over the accrued liability.

        The  pension  plan's  assets  include   corporate  and  government  debt
        securities, equity securities, equity real estate and shares of group trusts managed by Alliance.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $31.8 million, $33.2 million and $34.7 million for 1998, 1997 and 1996, respectively.

        The Equitable provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from The Equitable (i) on or after attaining age 55 who have at least 10 years of service or (ii) on or after attaining age 65 or (iii) whose jobs have been abolished and who have attained age 50 with 20 years of service. The life insurance benefits are related to age and salary at retirement. The costs of postretirement benefits are recognized in accordance with the provisions of SFAS No. 106. The Equitable continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 1998, 1997 and 1996, The Equitable made estimated postretirement benefits payments of $28.4 million, $18.7 million and $18.9 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in The Equitable's consolidated financial statements:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost.......................................  $         4.6       $        4.5       $        5.3
        Interest cost on accumulated postretirement
          benefits obligation..............................           33.6               34.7               34.6
        Net amortization and deferrals.....................             .5                1.9                2.4
                                                            -----------------   ----------------   -----------------
        Net Periodic Postretirement Benefits Costs.........  $        38.7       $       41.1       $       42.3
                                                            =================   ================   =================


                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Accumulated postretirement benefits obligation, beginning
          of year..............................................................  $      490.8       $      388.5
        Service cost...........................................................           4.6                4.5
        Interest cost..........................................................          33.6               34.7
        Contributions and benefits paid........................................         (28.4)              72.1
        Actuarial (gains) losses...............................................         (10.2)              (9.0)
                                                                                ----------------   -----------------
        Accumulated postretirement benefits obligation, end of year............         490.4              490.8
        Unrecognized prior service cost........................................          31.8               40.3
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions....................        (121.2)            (140.6)
                                                                                ----------------   -----------------
        Accrued Postretirement Benefits Cost...................................  $      401.0       $      390.5
                                                                                ================   =================

        Since January 1, 1994, costs to The Equitable for providing these medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 8.0% in 1998, gradually declining to 2.5% in the year 2009, and in 1997 was 8.75%, gradually declining to 2.75% in the year 2009. The discount rate used in determining the accumulated postretirement benefits obligation was 7.0% and 7.25% at December 31, 1998 and 1997, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 1998 would be increased 4.83%. The effect of this change on the sum of the service cost and interest cost would be an increase of 4.57%. If the health care cost trend rate assumptions were decreased by 1% the accumulated postretirement benefits obligation as of December 31, 1998 would be decreased by 5.6%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 5.4%.

15)     BROKER-DEALER NET CAPITAL

        DLJ's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the SEC's Uniform Net Capital Rule pursuant to rule 153-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than 2% of aggregate debit balances arising from customer transactions, as defined, or 4% of segregated funds, as defined, whichever is greater. The New York Stock Exchange ("NYSE") may also require a member firm to reduce its business if its net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At December 31, 1998, DLJSC's aggregate net capital of $1,200.0 million was 20% of aggregate debit balances and in excess of the minimum requirement by approximately $1,100.0 million.

        Certain of DLJ's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of DLJ are subject to the net capital requirements of their respective regulatory agencies. At December 31, 1998 and 1997, DLJ and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

        In accordance with regulations of the SEC and the Commodities Futures Trading Commission, cash of $13.7 million at December 31, 1997 and securities with a market value of $883.0 million and $711.0 million at December 31, 1998 and 1997, respectively, have been segregated in special reserve bank accounts for the benefit of DLJ's customers. These amounts are included in other assets in the consolidated balance sheets.

16)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Written options contracts are covered by the following financial instruments which DLJ has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        U.S. Government, mortgage-backed securities and
          options thereon......................................................  $    3,396.0       $    3,773.0
        Foreign sovereign debt securities......................................          89.0               73.0
        Forward rate agreements................................................          38.0                -
        Futures contracts......................................................          76.0              219.0
        Equities and other.....................................................       1,545.0            1,340.0
                                                                                ----------------   -----------------
        Total..................................................................  $    5,144.0       $    5,405.0
                                                                                ================   =================

        The trading revenues from option writing activity (net of related interest expense) were approximately $79.2 million, $84.9 million and $71.2 million for 1998, 1997 and 1996, respectively. The fair value of options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $304.3 million and $223.3 million for 1998 and 1997, respectively. The fair value of options was approximately $397.1 million and $196.4 million at December 31, 1998 and 1997, respectively, and were included as liabilities in the accompanying consolidated balance sheets.

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

        The following is a summary of the values of these contracts at December 31, 1998 and 1997:

                                                  December 31, 1998                      December 31, 1997
                                         ------------------------------------   ------------------------------------
                                            Purchases            Sales             Purchases            Sales
                                         -----------------  -----------------   ----------------   -----------------
                                                                       (In Millions)
        Forward Contracts:
          Notional (Contract) Value.....  $   41,254.0       $    39,767.0       $   18,366.0       $   27,028.0
                                         =================  =================   ================   =================

        Futures Contracts and
          Options on Futures
          Contracts:
          (Market Value)................  $    1,184.0       $     1,607.0       $      988.0       $    2,767.0
                                         =================  =================   ================   =================

        The following is a summary of the values of these contracts included in the consolidated financial statements at December 31, 1998 and 1997:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1998                1997
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Forward Contracts:
          Average fair values included in liabilities during the year..........  $        2.0       $        2.0
          Unrealized gains included in total assets at end of year.............         263.0               56.0
          Unrealized losses included in total liabilities at end of year.......         269.0               50.0

        Futures Contracts:
          Average fair values included in assets (liabilities) during
            the year...........................................................  $      (23.0)      $        1.0
          Unrealized gains included in total assets at end of year.............           4.0                -
          Unrealized losses included in total liabilities at end of year.......           1.0                2.0

        Net trading gains (losses) on forward contracts were $7.0 million, $(5.1) million and $39.0 million and net trading gains (losses) on futures contracts were $(86.0) million, $(24.0) million and $8.0 million for 1998, 1997 and 1996, respectively.

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

        Derivatives - Insurance Group

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income. The notional amount of matched interest rate swaps outstanding at December 31, 1998 and 1997, respectively, was $880.9 million and $1,353.4 million. The average unexpired terms at December 31, 1998 ranged from 1 month to 4.3 years. At December 31, 1998, the cost of terminating swaps in a loss position was $8.0 million. Equitable Life has implemented an interest rate cap program designed to hedge crediting rates on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 1998 of contracts purchased and sold were $8,450.0 million and $875.0 million, respectively. The net premium paid by Equitable Life on these contracts was $54.8 million and is being amortized ratably over the contract periods ranging from 1 to 5 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

        Financial Instruments with Off-Balance-Sheet Risk

        In the normal course of business, DLJ's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities and financial instrument transactions. To execute these transactions, DLJ purchases and sells (including "short sales") securities, writes opt9ions, and purchases and sells forward contracts for mortgage-backed securities and foreign currencies and financial futures contracts. These activities may expose DLJ to off-balance-sheet risk in the event the customer or counterparty to the transaction is unable to fulfill its contractual obligations and margin requirements are9not sufficient to fully cover losses. In these situations, DLJ may be required to purchase or sell financial instruments at prevailing market prices which may not fully cover the obligations of its customers or counterparties. DLJ limits this risk by requiring customers and counterparties to maintain margin collateral that is in compliance with regulatory and internal guidelines. Additionally, with respect to DLJ's correspondent clearance activities, introducing correspondent brokers are required to guarantee the performance of their customers in meeting contractual obligations.

        DLJ's financing and securities settlement activities involve DLJ using securities as collateral in support of various secured financing sources. In the event the counterparty does not meet its contracted obligation to return securities used as collateral, DLJ may be exposed to the risk of reacquiring the securities at the prevailing market prices in order to satisfy its obligations. DLJ controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. As of December 31, 1998, DLJ has pledged securities with a market value of approximately $2,100.0 million as collateral for securities borrowed with a market value of approximately $2,100.0 million. In accordance with industry practice, the amounts of those securities borrowed and pledged are not reflected in the consolidated financial statements.

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

        Concentrations of Credit Risk

        As a securities broker and dealer, DLJ is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of DLJ's transactions are executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. governmental agencies, mutual funds and other financial institutions. These transactions are generally collateralized. DLJ's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. Credit risk is the amount of accounting loss DLJ would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, DLJ analyzes market movements that could affect exposure levels. DLJ considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, DLJ actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis; requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, DLJ may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 1998 and 1997.

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

        Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to The Equitable. The Equitable's carrying value of short-term borrowings approximates their estimated fair value.

        The following table discloses carrying value and estimated fair value for financial instruments not otherwise disclosed in Notes 3, 7 and 8:

                                                                           December 31,
                                                --------------------------------------------------------------------
                                                              1998                               1997
                                                ---------------------------------  ---------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                    Value          Fair Value          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
        Consolidated Financial Instruments:
        Mortgage loans on real estate..........  $    2,809.9     $     2,961.8     $     2,611.4     $    2,822.8
        Other limited partnership interests....         562.6             562.6             509.4            509.4
        Policy loans...........................       2,086.7           2,370.7           2,422.9          2,493.9
        Policyholders' account balances -
          investment contracts.................      12,892.0          13,396.0          12,611.0         12,714.0
        Long-term debt.........................       5,474.0           5,608.8           3,946.0          3,981.1

        Closed Block Financial Instruments:
        Mortgage loans on real estate..........       1,633.4           1,703.5           1,341.6          1,420.7
        Other equity investments...............          56.4              56.4              86.3             86.3
        Policy loans...........................       1,641.2           1,929.7           1,700.2          1,784.2
        SCNILC liability.......................          25.0              25.0              27.6             30.3

        Discontinued Operations Financial
        Instruments:
        Mortgage loans on real estate..........         553.9             599.9             655.5            779.9
        Fixed maturities.......................          24.9              24.9              38.7             38.7
        Other equity investments...............         115.1             115.1             209.3            209.3
        Guaranteed interest contracts..........          37.0              34.0              37.0             34.0
        Long-term debt.........................         147.1             139.8             296.4            297.6

17)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Equitable has provided, from time to time, certain guarantees or commitments to affiliates, investors and others. These arrangements include commitments by The Equitable, under certain conditions: to make capital contributions of up to $142.9 million to affiliated real estate joint ventures; and to provide equity financing to certain limited partnerships of $287.3 million at December 31, 1998, under existing loan or loan commitment agreements. DLJ has outstanding commitments, expiring on March 16, 2000, to finance $150.0 million to third parties to be secured by mortgage loans on real estate properties. At December 31, 1998, unfunded commitments outstanding under this facility amounted to $74.0 million. In addition, DLJ enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At December 31, 1998, unfunded senior bank loan commitments outstanding were $589.5 million.

        DLJ has commitments to invest on a side-by-side basis with merchant banking partnerships in the amount of $718.0 million at December 31, 1998. Management believes The Equitable will not incur any material losses as a result of these commitments.

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

        In the normal course of business, DLJ enters into letters of credit for the purpose of facilitating certain financing transactions and for securing various margin requirements. At December 31, 1998, $657.5 million of such letters of credit were outstanding. Additionally, the Insurance Group had $24.7 million of letters of credit outstanding at December 31, 1998.

18)     LITIGATION

        Major Medical Insurance Cases

        Equitable Life agreed to settle, subject to court approval, previously disclosed cases involving lifetime guaranteed renewable major medical insurance policies issued by Equitable Life in five states. Plaintiffs in these cases claimed that Equitable Life's method for determining premium increases breached the terms of certain forms of the policies and was misrepresented. In certain cases plaintiffs also claimed that Equitable Life misrepresented to policyholders that premium increases had been approved by insurance departments, and that it determined annual rate increases in a manner that discriminated against the policyholders.

        In December 1997, Equitable Life entered into a settlement agreement, subject to court approval, which would result in creation of a nationwide class consisting of all persons holding, and paying premiums on, the policies at any time since January 1, 1988 and the dismissal with prejudice of the pending actions and the resolution of all similar claims on a nationwide basis. Under the terms of the settlement, which involves approximately 127,000 former and current policyholders, Equitable Life would pay $14.2 million in exchange for release of all claims and will provide future relief to certain current policyholders by restricting future premium increases, estimated to have a present value of $23.3 million. This estimate is based upon assumptions about future events that cannot be predicted with certainty and accordingly the actual value of the future relief may vary. In October 1998, the court entered a judgment approving the settlement agreement and, in November, a member of the national class filed a notice of appeal of the judgment. In January 1999, the Court of Appeals granted Equitable Life's motion to dismiss the appeal.

        Life Insurance and Annuity Sales Cases

        A number of lawsuits  are  pending as  individual  claims and  purported class actions against Equitable Life and its subsidiary insurance companies Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997) and The Equitable of Colorado, Inc. ("EOC"). These actions involve, among other things, sales of life and annuity products for varying periods from 1980 to the present, and allege, among other things, sales practice misrepresentation primarily involving: the number of premium payments required; the propriety of a product as an investment vehicle; the propriety of a product as a replacement of an existing policy; and failure to disclose a product as life insurance. Some actions are in state courts and others are in U.S. District Courts in varying jurisdictions, and are in varying stages of discovery and motions for class certification.

        In general, the plaintiffs request an unspecified amount of damages, punitive damages, enjoinment from the described practices, prohibition against cancellation of policies for non-payment of premium or other remedies, as well as attorneys' fees and expenses. Similar actions have been filed against other life and health insurers and have resulted in the award of substantial judgments, including material amounts of punitive damages, or in substantial settlements. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of these cases should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on The Equitable's results of operations in any particular period.

        Discrimination Case

        Equitable Life is a defendant in an action, certified as a class action in September 1997, in the United States District Court for the Northern District of Alabama, Southern Division, involving alleged discrimination on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. Although the outcome of litigation cannot be predicted with certainty, The Equitable's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of The Equitable. The Equitable's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on The Equitable's results of operations in any particular period.

        Alliance Capital

        In July 1995, a class action complaint was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The original complaint was dismissed in 1996; on appeal, the dismissal was affirmed. In October 1996, plaintiffs filed a motion for leave to file an amended complaint, alleging the Fund failed to hedge against currency risk despite representations that it would do so, the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and two Fund advertisements misrepresented the risks of investing in the Fund. In October 1998, the U.S. Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint containing the other allegations. Alliance believes that the allegations in the amended complaint, which was filed in February 1999, are without merit and intends to defend itself vigorously against these claims. While the ultimate outcome of this matter cannot be determined at this time, Alliance's management does not expect that it will have a material adverse effect on Alliance's results of operations or financial condition.

        DLJSC

        DLJSC is a defendant along with certain other parties in a class action complaint involving the underwriting of units, consisting of notes and warrants to purchase common shares, of Rickel Home Centers, Inc. ("Rickel"), which filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code. The complaint seeks unspecified compensatory and punitive damages from DLJSC, as an underwriter and as an owner of 7.3% of the common stock, for alleged violation of Federal securities laws and common law fraud for alleged misstatements and omissions contained in the prospectus and registration statement used in the offering of the units. DLJSC is defending itself vigorously against all the allegations contained in the complaint. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Due to the early stage of this litigation, based on the information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        DLJSC is a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC"). The debentures were canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The litigation seeks compensatory and punitive damages for DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 proceedings. Trial is expected in early May 1999. DLJSC intends to defend itself vigorously against all the allegations contained in the complaint. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        DLJSC is a defendant in a complaint which alleges that DLJSC and a number of other financial institutions and several individual defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40 million in The Securities Groups, a number of tax shelter limited partnerships, during the years 1978 through 1982. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgment for damages under RICO are subject to trebling. Discovery is complete. Trial has been scheduled for May 17, 1999. DLJSC believes that it has meritorious defenses to the complaints and will continue to contest the suits vigorously. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        DLJSC is a defendant along with certain other parties in four actions involving Mid-American Waste Systems, Inc. ("Mid-American"), which filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in January 1997. Three actions seek rescission, compensatory and punitive damages for DLJSC's role in underwriting notes of Mid-American. The other action, filed by the Plan Administrator for the bankruptcy estate of Mid-American, alleges that DLJSC is liable as an underwriter for alleged misrepresentations and omissions in the prospectus for the notes, and liable as financial advisor to Mid-American for allegedly failing to advise Mid-American about its financial condition. DLJSC believes that it has meritorious defenses to the complaints and will continue to contest the suits vigorously. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition. Based upon information currently available to it, DLJ's management cannot predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        Other Matters

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

19)     LEASES

        The Equitable has entered into operating leases for office space and certain other assets, principally data processing equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 1999 and the succeeding four years are $212.3 million, $198.8 million, $176.6 million, $163.8 million, $155.9 million and $2,041.0 million thereafter. Minimum future sublease rental income on these noncancelable leases for 1999 and the succeeding four years is $7.6 million, $5.6 million, $4.6 million, $2.3 million, $2.3 million and $25.4 million thereafter.

        At December 31, 1998, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 1999 and the succeeding four years is $189.2 million, $177.0 million, $165.5 million, $145.4 million, $122.8 million and $644.7 million thereafter.

20)     OTHER OPERATING COSTS AND EXPENSES

        Other operating costs and expenses consisted of the following:

                                                                  1998               1997                1996
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Compensation costs.................................  $     2,502.0       $    2,195.9       $    1,886.6
        Commissions........................................          979.7              843.9              692.0
        Short-term debt interest expense...................        1,315.1            1,080.7              667.9
        Long-term debt interest expense....................          327.4              287.1              283.6
        Amortization of policy acquisition costs...........          293.5              288.1              406.0
        Capitalization of policy acquisition costs.........         (609.1)            (508.0)            (391.9)
        Rent expense, net of sublease income...............          215.6              189.8              185.3
        Floor, brokerage and exchange fees.................          258.6              231.4              201.3
        Cursitor intangible assets writedown...............            -                120.9                -
        Other..............................................        1,853.1            1,587.7            1,297.2
                                                            -----------------   ----------------   -----------------
        Total..............................................  $     7,135.9       $    6,317.5       $    5,228.0
                                                            =================   ================   =================

        During 1997 and 1996, The Equitable restructured certain operations in connection with cost reduction programs and recorded pre-tax provisions of $42.4 million and $24.4 million, respectively. The amounts paid during 1998, associated with cost reduction programs, totaled $22.6 million. At December 31, 1998, the liabilities associated with cost reduction programs amounted to $39.4 million. The 1997 cost reduction program included costs related to employee termination and exit costs. The 1996 cost reduction program included restructuring costs related to the consolidation of insurance operations' service centers. Amortization of DAC in 1996 included a $145.0 million writeoff of DAC related to DI contracts.

21)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. For 1998, 1997 and 1996, statutory net income (loss) totaled $384.4 million, ($351.7) million and ($351.1) million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $4,728.0 million and $3,907.1 million at December 31, 1998 and 1997, respectively. No dividends have been paid by Equitable Life to the Holding Company to date.

        At December 31, 1998, the Insurance Group, in accordance with various government and state regulations, had $25.6 million of securities deposited with such government or state agencies.

        The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholders' equity on a GAAP basis are primarily attributable to: (a) inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) Federal income taxes are generally accrued under SAP based upon revenues and expenses in the Federal income tax return while under GAAP deferred taxes are provided for timing differences between recognition of revenues and expenses for financial reporting and income tax purposes; (e) valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; and (f) differences in the accrual methodologies for post-employment and retirement benefit plans.

22)     BUSINESS SEGMENT INFORMATION

        The Equitable's operations consist of Insurance, Investment Banking and Asset Management. The Equitable's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment. Management evaluates the performance of each segment based upon operating results adjusted to exclude the effect of unusual or non-recurring events and transactions and certain revenue and expense categories not related to the base operations of the particular business net of minority interest. Information for all periods is presented on a comparable basis.

        Intersegment investment advisory and other fees of approximately $61.8 million, $84.1 million and $129.2 million for 1998, 1997 and 1996, respectively, are included in total revenues of the Asset Management segment. These fees, excluding amounts related to discontinued operations of $.5 million, $4.2 million and $13.3 million for 1998, 1997 and 1996, respectively, are eliminated in consolidation.

        The following tables reconcile each segment's revenues and operating earnings to total revenues and earnings from continuing operations before Federal income taxes and cumulative effect of accounting change as reported on the consolidated statements of earnings and the segments' assets to total assets on the consolidated balance sheets, respectively.

                                                    Investment            Asset
                                  Insurance           Banking           Management       Elimination           Total
                                ---------------   ----------------   -----------------  ---------------   -----------------
                                                                      (In Millions)
        1998
        Segment revenues.......  $     4,063.6     $    5,418.7       $    1,328.7       $       (15.2)    $   10,795.8
        Non-DLJ investment
          gains (losses).......           65.0             40.5               17.2                 -              122.7
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Total Revenues.........  $     4,128.6     $    5,459.2       $    1,345.9       $       (15.2)    $   10,918.5
                                ===============   ================   =================  ===============   =================

        Pre-tax operating
          earnings.............  $       654.0     $      372.9       $      169.1       $         -       $    1,196.0
        Investment gains
          (losses), net of
          DAC and other
          charges..............           41.1             40.1                9.5                 -               90.7
        Pre-tax minority
          interest.............            -              175.8              141.5                 -              317.3
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Earnings from
          Continuing
          Operations...........  $       695.1     $      588.8       $      320.1       $         -       $    1,604.0
                                ===============   ================   =================  ===============   =================

        Total Assets...........  $    76,109.4     $   71,970.9       $   11,602.5       $      (181.7)    $  159,501.1
                                ===============   ================   =================  ===============   =================

        1997
        Segment revenues.......  $     4,020.9     $    4,649.5       $    1,073.5       $       (20.0)    $    9,723.9
        Non-DLJ investment
          gains(losses)........         (317.2)             7.2              252.2                 -              (57.8)
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Total Revenues.........  $     3,703.7     $    4,656.7       $    1,325.7       $       (20.0)    $    9,666.1
                                ===============   ================   =================  ===============   =================

        Pre-tax operating
          earnings.............  $       469.6     $      421.1       $      126.3       $         -       $    1,017.0
        Investment gains
          (losses), net of
          DAC and other
          charges..............         (291.9)             6.6              249.9                 -              (35.4)
        Non-recurring costs
          and expenses.........          (41.7)             -               (121.6)                -             (163.3)
        Pre-tax minority
          interest.............            -              176.2              108.5                 -              284.7
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Earnings from
          Continuing
          Operations...........  $       136.0     $      603.9       $      363.1       $         -       $    1,103.0
                                ===============   ================   =================  ===============   =================

        Total Assets...........  $    68,225.7     $   70,131.7       $   13,124.2       $      (308.4)    $  151,173.2
                                ===============   ================   =================  ===============   =================

                                                    Investment            Asset
                                  Insurance           Banking           Management       Elimination           Total
                                ---------------   ----------------   -----------------  ---------------   -----------------
                                                                      (In Millions)
        1996
        Segment revenues.......  $     3,825.1     $    3,518.1       $    1,017.8       $       (29.3)    $    8,331.7
        Non-DLJ investment
          gains(losses)........          (23.1)             2.5               21.5                 -                 .9
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Total Revenues.........  $     3,802.0     $    3,520.6       $    1,039.3       $       (29.3)    $    8,332.6
                                ===============   ================   =================  ===============   =================

        Pre-tax operating
          earnings.............  $       300.7     $      300.1       $      127.9       $         -       $      728.7
        Investment gains
          (losses), net of
          DAC and other
          charges..............          (31.0)             2.2               17.7                 -              (11.1)
        Reserve strengthening
          and DAC writeoff.....         (393.0)             -                  -                   -             (393.0)
        Non-recurring costs
          and expenses.........          (22.3)             -                 (1.1)                -              (23.4)
        Pre-tax minority
          interest.............            -              131.0               83.6                 -              214.6
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Earnings (Loss)
          from Continuing
          Operations...........  $      (145.6)    $      433.3       $      228.1       $         -       $      515.8
                                ===============   ================   =================  ===============   =================

23)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 1998 and 1997 are summarized below:

                                                                      Three Months Ended
                                            ------------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
                                            ---------------   ---------------   ----------------   -----------------
                                                            (In Millions, Except Per Share Amounts)
        1998
        Total Revenues...................... $     2,943.8     $    2,952.5      $    2,373.6       $    2,648.6
                                            ===============   ===============   ================   =================

        Earnings from Continuing
          Operations before Cumulative
          Effect of Accounting Change....... $       266.1     $      247.5      $      139.1       $      177.7
                                            ===============   ===============   ================   =================
        Net Earnings (Loss)................. $       266.6     $      248.8      $      139.8       $      177.9
                                            ===============   ===============   ================   =================

        Net Earnings (Loss) Applicable
          to Common Shares.................. $       266.6     $      248.8      $      139.8       $      177.9
                                            ===============   ===============   ================   =================

        Per Common Share:
          Basic:
            Earnings from Continuing
              Operations before
              Cumulative Effect of
              Accounting Change............  $        1.20    $        1.11     $         .63       $        .81
                                            ===============   ===============   ================   =================
            Net Earnings (Loss)............  $        1.20    $        1.12     $         .63       $        .81
                                            ===============   ===============   ================   =================

          Diluted:
            Earnings from Continuing
              Operations...................  $        1.15    $        1.05     $         .61       $        .79
                                            ===============   ===============   ================   =================
            Net Earnings (Loss).......       $        1.15    $        1.06     $         .62       $        .79
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

                      Report of Independent Accountants on
                   Consolidated Financial Statement Schedules


February 8, 1999


To the Board of Directors of
The Equitable Companies Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 8, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/PricewaterhouseCoopers LLP
-----------------------------

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998

                                                                               Estimated           Carrying
Type of Investment                                          Cost (A)           Fair Value           Value
-------------------                                      ----------------   -----------------  -----------------
                                                                             (In Millions)
Fixed maturities:
United States Government and government
  agencies and authorities.............................   $    1,640.1       $     1,748.6      $     1,748.6
State, municipalities and political subdivisions.......           55.0                64.9               64.9
Foreign governments....................................          363.3               354.2              354.2
Public utilities.......................................        1,103.0             1,187.0            1,187.0
All other corporate bonds..............................       15,729.4            16,101.5           16,082.0
Redeemable preferred stocks............................          268.0               263.5              263.5
                                                         ----------------   -----------------  -----------------
Total fixed maturities.................................       19,158.8            19,719.7           19,700.2
                                                         ----------------   -----------------  -----------------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............          574.2               672.1              672.1
Trading account securities.............................       13,385.6            13,195.1           13,195.1
Securities purchased under resale agreement............       20,063.3            20,063.3           20,063.3
Mortgage loans on real estate..........................        2,809.9             2,961.8            2,809.9
Real estate............................................          931.5               xxx                931.5
Real estate acquired in satisfaction of debt...........          552.3               xxx                552.3
Real estate joint ventures.............................          193.1               xxx                193.1
Policy loans...........................................        2,086.7             2,370.7            2,086.7
Other limited partnership interests....................          562.6               562.6              562.6
Other invested assets..................................          809.6               809.6              809.6
                                                         ----------------   -----------------  -----------------

Total Investments......................................   $   61,127.6       $    60,354.9      $    61,576.4
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

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 1998 AND 1997

                                                                             1998                  1997
                                                                        -----------------     ----------------
                                                                                   (In Millions)
ASSETS
Investment in consolidated subsidiaries................................  $      6,425.7       $      5,613.3
Fixed maturities available for sale, at estimated fair value
    (amortized costs,$446.0 and $339.5)................................           447.6                339.5
Other invested assets..................................................            98.2                 59.7
                                                                        -----------------     ----------------
      Total investments................................................         6,971.5              6,012.5
Cash and cash equivalents..............................................            36.2                 20.5
Other assets...........................................................            15.5                 13.5
                                                                        -----------------     ----------------

Total Assets...........................................................  $      7,023.2       $      6,046.5
                                                                        =================     ================

LIABILITIES
Short-term and long-term debt..........................................  $      1,140.6       $        569.0
Accrued liabilities....................................................           189.5                204.0
                                                                        -----------------     ----------------
      Total liabilities................................................         1,330.1                773.0
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY
Series D convertible preferred stock...................................           598.4                514.4
Stock employee compensation trust......................................          (598.4)              (514.4)
Common stock, at par value.............................................             2.2                  2.2
Capital in excess of par value.........................................         3,662.1              3,627.5
Treasury stock.........................................................          (247.1)                 -
Retained earnings......................................................         1,926.1              1,137.4
Accumulated comprehensive income.......................................           349.8                506.4
                                                                        -----------------     ----------------
      Total shareholders' equity.......................................         5,693.1              5,273.5
                                                                        -----------------     ----------------

Total Liabilities and Shareholders' Equity.............................  $      7,023.2       $      6,046.5
                                                                        =================     ================

The financial information of The Equitable Companies Incorporated (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock see Note 11 of Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998                1997               1996
                                                          -----------------   -----------------   ---------------
                                                                 (In Millions, Except Per Share Amounts)
REVENUES
Equity in earnings from continuing operations before
  cumulative effect of accounting change and
  discontinued operations of subsidiaries................  $       842.0      $       681.3       $       240.4
Net investment income....................................           43.0               32.4                30.5
Investment gains (losses), net...........................           22.8                5.1                 (.9)
                                                          -----------------   -----------------  -----------------
      Total revenues.....................................          907.8              718.8               270.0
                                                          -----------------   -----------------  -----------------

EXPENSES
Interest expense.........................................           77.2               61.9                72.7
General and administrative expenses......................           19.2               24.6                16.4
                                                          -----------------   -----------------  -----------------
      Total expenses.....................................           96.4               86.5                89.1
                                                          -----------------   -----------------  -----------------

Earnings from continuing operations before
  Federal income taxes and cumulative effect
  of accounting change...................................          811.4              632.3               180.9
Federal income tax benefit...............................           19.0               15.9                25.1
                                                          -----------------   -----------------  -----------------
Earnings from continuing operations before
  cumulative effect of accounting change.................          830.4              648.2               206.0
Discontinued operations, net of Federal income taxes.....            2.7              (87.2)              (83.8)
Cumulative effect of accounting change, net of
  Federal income taxes...................................            -                  -                 (23.1)
                                                          -----------------   -----------------  -----------------
Net earnings.............................................          833.1              561.0                99.1
Dividends on preferred stocks............................            -                 15.6                26.7
                                                          -----------------   -----------------  -----------------

Net Earnings Applicable to Common Shares.................  $       833.1      $       545.4       $        72.4
                                                          =================   =================  =================

Per Common Share:
  Basic:
    Earnings from continuing operations before
      cumulative effect of accounting change.............  $       3.75       $       3.14        $        .97
    Discontinued operations, net of Federal
      income taxes.......................................           .01               (.43)               (.46)
    Cumulative effect of accounting change,
      net of Federal income taxes........................          -                  -                   (.12)
                                                          -----------------   -----------------  -----------------
    Net Earnings.........................................  $       3.76       $       2.71        $        .39
                                                          =================   =================  =================
  Diluted:
    Earnings from continuing operations before
      cumulative effect of accounting change.............  $       3.61       $       2.86        $        .94
    Discontinued operations, net of Federal
      income taxes.......................................           .01               (.39)               (.45)
    Cumulative effect of accounting change,
      net of Federal income taxes........................          -                  -                   (.12)
                                                          -----------------   -----------------  -----------------
    Net Earnings.........................................  $       3.62       $       2.47        $        .37
                                                          =================   =================  =================
  Cash Dividend Per Common Share.........................  $        .20       $        .20        $        .20
                                                          =================   =================  =================

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998                1997               1996
                                                          -----------------   -----------------   ---------------
                                                                              (In Millions)
Net earnings.............................................  $       833.1      $       561.0       $        99.1
Adjustments to reconcile net earnings to net
  cash (used) provided by operating activities:
  Equity in net earnings of subsidiaries.................         (844.7)            (594.1)             (133.5)
  Dividends from subsidiaries............................           11.9               11.7                11.7
  Investment (gains) losses, net.........................          (22.8)              (5.1)                 .9
  Change in Federal income tax liability.................          (16.8)            (150.0)              104.4
  Other..................................................            3.7               12.6               (13.0)
                                                          -----------------   -----------------  -----------------

Net cash (used) provided by operating activities.........          (35.6)            (163.9)               69.6
                                                          -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments..............................          160.7               99.1                79.9
  Sales..................................................          711.7              527.9               232.8
  Purchases..............................................       (1,128.5)            (524.2)             (581.7)
  Net change in short-term investments...................            -                  4.1                 1.9
  Other..................................................          (12.8)              36.6                (6.0)
                                                          -----------------   -----------------  -----------------

Net cash (used) provided by investing activities.........         (268.9)             143.5              (273.1)
                                                          -----------------   -----------------  -----------------

Cash flows from financing activities:
  Additions to long-term debt............................          596.7                -                   -
  Repayment of short-term debt...........................          (25.0)             (20.0)              (15.0)
  Dividends paid to shareholders.........................          (44.6)             (46.8)              (38.2)
  Proceeds from issuance of common stock.................           30.2               87.2                 -
  Purchase of treasury stock.............................         (247.1)               -                   -
  Other..................................................           10.0               (4.5)                4.6
                                                          -----------------   -----------------  -----------------
Net cash provided (used) by financing activities.........          320.2               15.9               (48.6)
                                                          -----------------   -----------------  -----------------

Change in cash and cash equivalents......................           15.7               (4.5)             (252.1)
Cash and cash equivalents, beginning of year.............           20.5               25.0               277.1
                                                          -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year...................  $        36.2      $        20.5       $        25.0
                                                          =================   =================  =================

Supplemental cash flow information
  Interest Paid..........................................  $        65.9      $        64.9       $        70.8
                                                          =================   =================  =================
  Income Taxes Paid......................................  $       254.3      $       330.0       $       147.0
                                                          =================   =================  =================

                                       THE EQUITABLE COMPANIES INCORPORATED
                                                   SCHEDULE III
                                        SUPPLEMENTARY INSURANCE INFORMATION
                                    AT AND FOR THE YEAR ENDED DECEMBER 31, 1998

                                                           Future Policy        Policy
                            Deferred                          Benefits         Charges           (1)        Policyholders'
                             Policy       Policyholders'     and Other           and             Net         Benefits and
                          Acquisition        Account       Policyholders'      Premium        Investment       Interest
        Segment              Costs           Balance           Funds           Revenue          Income         Credited
------------------------ --------------- ---------------- ----------------- --------------- --------------- ---------------- -
                                                                                     (In Millions)
Insurance..............   $    3,563.8    $   20,889.7     $     4,694.2     $     1,644.3   $    2,196.2    $    2,178.2
Investment
  Banking..............            -               -                 -                 -          2,240.3              .3
Asset Management.......            -               -                 -                 -             14.9              .1
Consolidation/
  Elimination..........            -               -                 -                 -             47.3             -
                         --------------- ---------------- ----------------- --------------- --------------- ----------------
Total..................   $    3,563.8    $   20,889.7     $     4,694.2     $     1,644.3   $    4,498.7    $    2,178.6
                         =============== ================================== =============== =============== ================


                              Amortization
                              of Deferred           (2)
                                 Policy            Other
                              Acquisition        Operating
        Segment                   Cost            Expense
------------------------  ------------------ -----------------
Insurance..............     $       293.3      $       962.0
Investment
  Banking..............                .2            4,869.9
Asset Management.......               -              1,025.7
Consolidation/
  Elimination..........               -                (15.2)
                          ----------------- -----------------
Total..................     $       293.5      $     6,842.4
                           ================= =================

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                                       THE EQUITABLE COMPANIES INCORPORATED
                                                   SCHEDULE III
                                        SUPPLEMENTARY INSURANCE INFORMATION
                                    AT AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                                           Future Policy        Policy
                            Deferred                          Benefits         Charges           (1)        Policyholders'
                             Policy       Policyholders'     and Other           and             Net         Benefits and
                          Acquisition        Account       Policyholders'      Premium        Investment       Interest
        Segment              Costs           Balance           Funds           Revenue          Income         Credited
------------------------ --------------- ---------------- ----------------- --------------- --------------- ----------------
                                                                                     (In Millions)
Insurance..............   $    3,236.6    $   21,579.5     $     4,553.8     $     1,552.0   $    2,232.4    $    2,245.4
Investment
  Banking..............            -               -                 -                 -          1,685.1              .2
Asset Management.......            -               -                 -                  .1           16.9             -
Consolidation/
  Elimination..........             .8             (.9)              -                 -             56.9             -
                         --------------- ---------------- ----------------- --------------- --------------- ----------------
Total..................   $    3,237.4    $   21,578.6     $     4,553.8     $     1,552.1   $    3,991.3    $    2,245.6
                         =============== ================= ================ =============== =============== ================



                             Amortization
                             of Deferred           (2)
                                Policy            Other
                             Acquisition        Operating
        Segment                  Cost            Expense
------------------------  ----------------- -----------------

Insurance..............    $       287.9      $     1,034.4
Investment
  Banking..............               .2            4,052.4
Asset Management.......              -                962.6
Consolidation/
  Elimination..........              -                (20.0)
                          ------------------ ----------------
Total..................    $       288.1      $     6,029.4
                          ================== ================

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      THE EQUITABLE COMPANIES INCORPORATED
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                Policy                                         Amortization
                                               Charges           (1)        Policyholders'      of Deferred          (2)
                                                 and             Net         Benefits and         Policy            Other
                                               Premium        Investment       Interest         Acquisition       Operating
Segment                                        Revenue          Income         Credited            Cost            Expense
----------------------------------------    --------------- -------------- ----------------- ------------------ ---------------
                                                                              (In Millions)
Insurance...............................     $    1,471.6    $    2,129.5   $     2,588.5     $      405.7       $       953.4
Investment Banking......................              -           1,106.0              .2               .2             3,086.9
Asset Management........................              -              16.6              .1               .1               811.0
Consolidation/Elimination...............              -              84.2             -                -                 (29.3)
                                            --------------- -------------- ------------------ ------------------ ---------------
Total...................................     $    1,471.6    $    3,336.3   $     2,588.8     $      406.0       $     4,822.0
                                            =============== ============== ================== ================== ===============

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      THE EQUITABLE COMPANIES INCORPORATED
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         Assumed                            Percentage
                                                     Ceded to              from                             of Amount
                                   Gross               Other              Other              Net             Assumed
                                   Amount            Companies          Companies           Amount            to Net
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                    (In Millions)
1998
Life insurance in force(B)...  $    246,910.0      $   34,471.0       $   47,957.0       $   260,396.0         18.42%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        254.6      $       30.2       $      122.7       $       347.1         35.35%
Accident and health..........           185.5              25.4               80.9               241.0         33.57%
                              -----------------   ----------------   -----------------  ---------------   ---------------
Total Premiums...............  $        440.1      $       55.6       $      203.6       $       588.1         34.62%
                              =================   ================   =================  ===============

1997
Life insurance in force(B)...  $    238,336.0      $   17,004.1       $   44,708.3       $   266,040.2         16.81%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        248.9      $       18.3       $      124.1       $       354.7         34.99%
Accident and health..........           201.3              28.7               74.2               246.8         30.06%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        450.2      $       47.0       $      198.3       $       601.5         32.97%
                              =================   ================   =================  ===============

1996
Life insurance in force(B)...  $    232,704.6      $   13,696.9       $   42,046.5       $   261,054.2         16.10%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        249.2      $       17.1       $      107.3       $       339.4         31.61%
Accident and health..........           214.6              26.6               70.2               258.2         27.19%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        463.8      $       43.7       $      177.5       $       597.6         29.70%
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


                                      None.




                                       9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning executive officers of the Holding Company set forth in Item 1A of this report, the information called for by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1999, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1998 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Holding Company's directors and executive officers, and persons who own more than 10% of a registered class of the Holding Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms they file. Based on a review of such forms and written representations as to the need to file Form 5, the Holding Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with for the year ended December 31, 1998.


                                      10-1

Part III, Item 11.

                             EXECUTIVE COMPENSATION


The information called for by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1999, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1998 fiscal year.


                                      11-1

Part III, Item 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


The information called for by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1999, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1998 fiscal year.


                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information called for by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1999, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1998 fiscal year.


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


Date:    March 30, 1999        THE EQUITABLE COMPANIES INCORPORATED


                               By:      /s/Edward D. Miller
                                        ----------------------------------------
                               Name:    Edward D. Miller
                                        President and Chief Executive Officer,
                                         Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Henri de Castries                          Chairman of the Board, Director                 March 30, 1999
--------------------------------------------
Henri de Castries

/s/Michael Hegarty                            Vice Chairman of the Board and                  March 30, 1999
--------------------------------------------
Michael Hegarty                               Chief Operating Officer, Director

/s/Edward D. Miller                           President and Chief Executive Officer,          March 30, 1999
--------------------------------------------
Edward D. Miller                              Director

/s/Stanley B. Tulin                           Executive Vice President and                    March 30, 1999
--------------------------------------------
Stanley B. Tulin                              Chief Financial Officer

/s/Alvin H. Fenichel                          Senior Vice President and Controller            March 30, 1999
--------------------------------------------
Alvin H. Fenichel

/s/Claude Bebear                              Director                                        March 30, 1999
--------------------------------------------
Claude Bebear

                                              Director                                        March 30, 1999
--------------------------------------------
John S. Chalsty

/s/Francoise Colloc'h                         Director                                        March 30, 1999
--------------------------------------------
Francoise Colloc'h

/s/Joseph L. Dionne                           Director                                        March 30, 1999
--------------------------------------------
Joseph L. Dionne

/s/Jean-Rene Fourtou                          Director                                        March 30, 1999
--------------------------------------------
Jean-Rene Fourtou

/s/Jacques Friedmann                          Director                                        March 30, 1999
--------------------------------------------
Jacques Friedmann

/s/Donald J. Greene                           Director                                        March 30, 1999
--------------------------------------------
Donald J. Greene






/s/Anthony J. Hamilton                        Director                                        March 30, 1999
--------------------------------------------
Anthony J. Hamilton

/s/John T. Hartley                            Director                                        March 30, 1999
--------------------------------------------
John T. Hartley

/s/John H. F. Haskell, Jr.                    Director                                        March 30, 1999
--------------------------------------------
John H. F. Haskell, Jr.

/s/Nina Henderson                             Director                                        March 30, 1999
--------------------------------------------
Nina Henderson

/s/W. Edwin Jarmain                           Director                                        March 30, 1999
--------------------------------------------
W. Edwin Jarmain

/s/Didier Pineau-Valencienne                  Director                                        March 30, 1999
--------------------------------------------
Didier Pineau-Valencienne

/s/George J. Sella, Jr.                       Director                                        March 30, 1999
--------------------------------------------
George J. Sella, Jr.

/s/Peter J. Tobin                             Director                                        March 30, 1999
--------------------------------------------
Peter J. Tobin

/s/Dave H. Williams                           Director                                        March 30, 1999
--------------------------------------------
Dave H. Williams

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

    4.5        Form of Third Supplemental Indenture,          Filed as Exhibit 4.05 to the registrant's
               dated as of December 8, 1994 from the          Current Report on Form 8-K dated
               Holding Company to Chemical Bank, as           December 1, 1994 and incorporated
               Trustee                                        herein by reference

    4.6        Fourth Supplemental Indenture, dated           Filed as Exhibit 4.18(a) to the registrant's
               April 1, 1998, from The Equitable              current report on Form 8-K dated
               Companies Incororated to The Chase             April 7, 1998 and incorporated herein
               Manhattan Bank (formerly known as              by reference
               Chemical Bank), as Trustee, together
               with forms of global Senior Note
               and global Senior Indenture



                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------

    4.7        Certificate of Designations of Cumulative      Filed as Exhibit 4.05 to the registrant's
               Convertible Preferred Stock, Series D          Form S-4 Registration Statement
                                                              (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

    4.8        Subordinated Indenture, dated as of            Filed as Exhibit 4.10 to the registrant's
               October 22, 1994, between the Holding          Current Report on Form 8-K dated
               Company and Shawmut Bank Connecticut,          December 19, 1994 and incorporated
               National Association, as Trustee               herein by reference

    4.9        First Supplemental  Indenture,  dated as of    Filed as Exhibit 4.11 to the registrant's
               October 22, 1994, between the Holding          Current Report on Form 8-K dated
               Company and Shawmut  Bank  Connecticut,        December  19,  1994 and  incorporated
               National  Association,  as Trustee             herein by reference

   9(a)        Voting Trust  Agreement dated as of May        Filed as Exhibit 9 to the registrant's
               12,  1992, among  AXA,  Claude  Bebear,        Form  S-1 Registration  Statement
               Patrice  Garnier and Henri de  Clermont-       (No.  33-48115),  dated May 26,  1992
               and  Tonnerre  incorporated                    herein by reference


   9(b)        First  Amendment  dated January 22, 1997       Filed as Exhibit 9(b) to the  registrant's
               to the Voting  Trust  Agreement  dated         annual report  on  Form  10-K  for  the
               as of May 12,  1992                            year  ende December 31, 1997 and
                                                              incorporated herein by reference

   10.1        Standstill and Registration Rights             Filed as Exhibit 10(c) to Amendment
               Agreement, dated as of July 18, 1991,          No. 1 to the registrant's Form S-1
               as amended, between the Holding                Registration Statement (No. 33-48115),
               Company, Equitable Life and AXA                dated May 26, 1992 and incorporated
                                                              herein by reference

   10.2        Cooperation Agreement, dated as of July        Filed as Exhibit 10(d) to the  registrant's
               18, 1991, as amended among  Equitable          Form S-1 Registration  Statement (No. 33-48115),
               Life,  the Holding  Company and AX             dated May 26, 1992 and incorporated
                                                              herein by reference

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

  10.5(a)+     Description of an Amendment to The             Filed as Exhibit 10.30 to the registrant's
               Equitable Companies Incorporated               Form 10-Q for the quarter ended
               1997 Stock Incentive Plan                      September 30, 1998 and incorporated
                                                              herein by reference

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

  10.10+       The Equitable Life Executive Deferred          Filed as Exhibit 10.10 to the registrant's
               Compensation Plan, Plan B, second              annual report on Form 10-K for the year
               Amendment and Restatement,                     ended December 31, 1997 and incorporated
               effective January 1, 1996                      herein by reference

  10.11+       The Equitable Variable Deferred                Filed as Exhibit 10.17 to the registrant's
               Compensation Plan for Executives               annual report on Form 10-K for the year
                                                              ended December 31, 1994 and incorporated
                                                              herein by reference

  10.12+       Description of three Amendments to             Filed as Exhibit 10.12 to the registrant's
               the Equitable Variable Deferred                annual report on Form 10-K for the year
               Compensation Plan for Executives               ended December 31, 1997 and incorporated
                                                              herein by reference

  10.13+       The Equitable Variable Deferred                Filed as Exhibit 10.18 to the registrant's
               Compensation Plan for Directors                annual report on Form 10-K for the year
                                                              ended December 31, 1994 and incorporated
                                                              herein by reference

  10.14+       The Equitable Stock Purchase Plan for          Filed as Exhibit 10.14 to the registrant's
               Employees and Agents, as amended               annual report on Form 10-K for the year
               through August, 1996                           ended December 31, 1997 and incorporated
                                                              herein by reference


                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------

  10.15+       Long-Term Incentive Compensation Plan          Filed as Exhibit 10.18(c) to the registrant's
               for Senior Officers                            annual report on Form 10-K for the year
                                                              ended December 31, 1995 and incorporated
                                                              herein by reference

  10.16+       Short-Term Incentive Compensation              Filed as Exhibit 10.18(d) to the registrant's
               Plan for Senior Officers                       annual report on Form 10-K for the year
                                                              ended December 31, 1996 and
                                                              incorporated herein by reference

  10.17+       Long-Term Incentive Compensation               Filed as Exhibit 10.18(e) to the registrant's
               Plan for Senior Officers                       annual report on Form 10-K for the year
                                                              ended December 31, 1996 and
                                                              incorporated herein by reference

   10.18       Amended and Restated  Reinsurance              Filed as Exhibit  10(o) to the registrant's
               Agreement,  dated as of March  29,  1990,      Form S-1 Registration  Statement (No.33-48115),
               between Equitable Life and First               dated May 26, 1992 and
               Equicor Life Insurance Company                 incorporated herein by reference

   10.19       The  Amended  and  Restated  Transfer          Filed as Exhibit 19 to the registrant's
               Agreement dated as of February 23, 1993,       Statement on Schedule 13D dated July 29,
               as amended and restated on May 28,             1993 and  incorporated herein by reference
               1993,  among Alliance, Equitable Capital
               and Equitable Investment Corporation

 10.20(a)      The Equitable Companies Incorporated           Filed as Exhibit 10.01 to the registrant's
               Stock Trust Agreement, effective as of         Form S-4 Registration Statement
               December 2, 1993                               (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

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

  10.22+       Management Compensation Arrangements           Filed as Exhibit 10.22 to the registrant's
               with Messrs. Bebear and de Castries            annual report on Form 10-K for the year
               and Ms. Colloc'h                               ended December 31, 1997 and incorporated
                                                              herein by reference

   10.23       Exchange Agreement dated as of                 Filed as Exhibit 10 to registrant's Form S-4
               September 27, 1994, between AXA                Registration Statement (No. 33-84462),
               and the Holding Company                        and incorporated herein by reference

 10.24(a)      Lease, dated as of July 20, 1995,              Filed as Exhibit 10.24(a) to the registrant's
               between 1290 Associates and                    annual report on Form 10-K for the
               Equitable Life                                 year ended December 31, 1996 and
                                                              incorporated herein by reference


                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------

 10.24(b)      First Amendment of Lease Agreement,            Filed as Exhibit 10.24(b) to the registrant's
               dated as of December 28, 1995,                 annual report on Form 10-K for the
               between 1290 Associates, L.L.C.                year ended December 31, 1996 and
               and Equitable Life                             incorporated herein by reference

 10.24(c)      Amended and Restated Company Lease             Filed as Exhibit 10.24(c) to the registrant's
               Agreement (Facility Realty), made              annual report on Form 10-K for the
               as of May 1, 1996, by and between              year ended December 31, 1996 and
               Equitable Life and the IDA                     incorporated herein by reference

 10.24(d)      Amended and Restated  Company Lease            Filed as Exhibit  10.24(d) to the registrant's
               Agreement (Project  Property),  made and       annual report on Form 10-K for the
               entered  into as of May 1, 1996,  by           year ended  December 31, 1996 and
               and between the IDA,  Equitable Life           and incorporated herein by reference
               and EVLICO

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

   10.27       Agreement dated January 6, 1998,               Filed as Exhibit 10.27 to the registrant's
               between Equitable Life and                     annual report on Form 10-K for the year
               Mr. Michael Hegarty                            ended December 31, 1997 and incorporated
                                                              herein by reference

  10.28+       The Equitable Stock Plan for Directors         Filed as Exhibit 10.28 to the registrant's
                                                              annual report on Form 10-K for the year
                                                              ended December 31, 1997 and incorporated
                                                              herein by reference

  10.29+       AXA Stock Option Plan                          Filed herewith

    21         Subsidiaries of the registrant                 Filed herewith

    24         Powers of Attorney                             Filed herewith

    27         Financial Data Schedule                        Filed herewith


                                      E-5



+ Denotes executive compensation plans and arrangements.
