Form 10-Q
period 1999-03-31
EQUITABLE COMPANIES INC
filed 1999-05-17
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999                 Commission File No. 1-11166
------------------------------------------- ------------------------------------


                      The Equitable Companies Incorporated
             (Exact name of registrant as specified in its charter)


                Delaware                                   13-3623351
--------------------------------------------------- ----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


 1290 Avenue of the Americas, New York, New York               10104
------------------------------------------------------- ------------------------
    (Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number, including area code         (212) 554-1234
                                                         -----------------------


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
                                                         Yes   X    No
                                                              ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Shares Outstanding
                Class                                     at May 12, 1999
-------------------------------------------------   ----------------------------

    Common Stock, $.01 par value                            223,887,008

                      THE EQUITABLE COMPANIES INCORPORATED
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                 Page #

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998........       3
                Consolidated Statements of Earnings for the Three Months Ended
                 March 31, 1999 and 1998......................................................       4
                Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income for the Three Months Ended March 31, 1999 and 1998....................       5
                Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 1999 and 1998......................................................       6
                Notes to Consolidated Financial Statements....................................       7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................      15

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings..............................................................     35

Item 6:         Exhibits and Reports on Form 8-K...............................................     36

SIGNATURES.....................................................................................     37

PART I  FINANCIAL INFORMATION
        Item 1:  Unaudited Consolidated Financial Statements.
                      THE EQUITABLE COMPANIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 March 31,          December 31,
                                                                                   1999                 1998
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    20,591.5        $    19,449.3
    Held to maturity, at amortized cost.....................................          249.4                250.9
  Investment banking trading account securities, at market value............       15,570.2             13,195.1
  Securities purchased under resale agreements..............................       28,017.0             20,063.3
  Mortgage loans on real estate.............................................        2,987.5              2,809.9
  Equity real estate........................................................        1,623.7              1,676.9
  Policy loans..............................................................        2,112.0              2,086.7
  Other equity investments..................................................        1,325.4              1,234.7
  Other invested assets.....................................................          868.1                809.6
                                                                              -----------------    -----------------
      Total investments.....................................................       73,344.8             61,576.4
Cash and cash equivalents...................................................        3,011.4              2,335.4
Broker-dealer related receivables...........................................       41,174.1             34,589.9
Deferred policy acquisition costs...........................................        3,667.5              3,563.8
Other assets................................................................        5,565.6              5,500.9
Closed Block assets.........................................................        8,602.6              8,632.4
Separate Accounts assets....................................................       45,092.6             43,302.3
                                                                              -----------------    -----------------

Total Assets................................................................  $   180,458.6        $   159,501.1
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,989.6        $    20,889.7
Future policy benefits and other policyholders liabilities..................        4,754.7              4,694.2
Securities sold under repurchase agreements.................................       46,325.1             35,775.6
Broker-dealer related payables..............................................       34,521.3             26,418.3
Short-term and long-term debt...............................................        7,237.2              6,300.1
Other liabilities...........................................................        6,921.6              7,441.8
Closed Block liabilities....................................................        9,046.6              9,077.0
Separate Accounts liabilities...............................................       44,993.2             43,211.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................      174,789.3            153,808.0
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 3 and 9)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................          723.8                598.4
Stock employee compensation trust...........................................         (723.8)              (598.4)
Common stock, at par value..................................................            2.2                  2.2
Capital in excess of par value..............................................        3,676.3              3,662.1
Treasury stock..............................................................         (248.4)              (247.1)
Retained earnings...........................................................        2,136.3              1,926.1
Accumulated other comprehensive income......................................          102.9                349.8
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        5,669.3              5,693.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................  $   180,458.6        $   159,501.1
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                    (In Millions, Except Per
                                                                                         Share Amounts)
REVENUES
Universal life and investment-type product policy fee income................  $       296.7        $       259.6
Premiums....................................................................          134.9                146.5
Net investment income.......................................................        1,053.4              1,176.1
Investment banking principal transactions, net..............................          177.1                160.2
Investment (losses) gains, net..............................................           (4.3)                88.8
Commissions, fees and other income..........................................        1,276.0              1,098.1
Contribution from the Closed Block..........................................           18.9                 14.5
                                                                              -----------------    -----------------
      Total revenues........................................................        2,952.7              2,943.8
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances........................          270.2                299.7
Policyholders' benefits.....................................................          240.8                262.2
Other operating costs and expenses..........................................        1,977.4              1,874.3
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        2,488.4              2,436.2
                                                                              -----------------    -----------------

Earnings from continuing operations before Federal income taxes
  and minority interest.....................................................          464.3                507.6
Federal income taxes........................................................          156.7                170.5
Minority interest in net income of consolidated subsidiaries................           81.2                 71.0
                                                                              -----------------    -----------------
Earnings from continuing operations.........................................          226.4                266.1
Discontinued operations, net of Federal income taxes........................           (5.3)                  .5
                                                                              -----------------    -----------------

Net Earnings................................................................  $       221.1        $       266.6
                                                                              =================    =================

Per Common Share:
  Basic:
    Earnings from continuing operations.....................................  $        1.03        $        1.20
    Discontinued operations, net of Federal income taxes....................           (.02)                -
                                                                              =================    =================
    Net Earnings............................................................  $        1.01        $        1.20
                                                                              =================    =================
  Diluted:
    Earnings from continuing operations.....................................  $         .98        $        1.15
    Discontinued operations, net of Federal income taxes....................           (.02)               -
                                                                              =================    =================
    Net Earnings............................................................  $         .96        $        1.15
                                                                              =================    =================

Cash Dividend Per Common Share..............................................  $         .05        $         .05
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year.....................  $       598.4        $       514.4
Change in market value of shares............................................          125.4                 69.2
                                                                              -----------------    -----------------
Series D convertible preferred stock, end of period.........................          723.8                583.6
                                                                              -----------------    -----------------

Stock employee compensation trust, beginning of year........................         (598.4)              (514.4)
Change in market value of shares............................................         (125.4)               (69.2)
                                                                              -----------------    -----------------
Stock employee compensation trust, end of period............................         (723.8)              (583.6)
                                                                              -----------------    -----------------

Common stock, at par value, beginning of year and end of period.............            2.2                  2.2
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        3,662.1              3,627.5
Additional capital in excess of par value...................................           14.2                  5.6
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        3,676.3              3,633.1
                                                                              -----------------    -----------------

Treasury stock, beginning of year...........................................         (247.1)                 -
Purchase of shares for treasury.............................................           (1.3)                 -
                                                                              -----------------    -----------------
Treasury stock, end of period...............................................         (248.4)                 -
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        1,926.1              1,137.4
Net earnings................................................................          221.1                266.6
Dividends on common stock...................................................          (10.9)               (11.1)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,136.3              1,392.9
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          349.8                506.4
Other comprehensive income..................................................         (246.9)                25.5
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          102.9                531.9
                                                                              -----------------    -----------------

Total Shareholders' Equity, End of Period...................................  $     5,669.3        $     5,560.1
                                                                              =================    =================

COMPREHENSIVE INCOME
Net earnings................................................................  $       221.1        $       266.6
                                                                              -----------------    -----------------

Change in unrealized gains (losses), net of reclassification adjustment.....         (246.9)                25.5
                                                                              -----------------    -----------------
Other comprehensive income..................................................         (246.9)                25.5
                                                                              -----------------    -----------------

Comprehensive Income (Loss).................................................  $       (25.8)       $       292.1
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       221.1        $       266.6
  Adjustments to reconcile net earnings to net cash used
    by operating activities:
    Interest credited to policyholders' account balances....................          270.2                299.7
    Universal life and investment-type policy fee income....................         (296.7)              (259.6)
    Net change in trading activities and broker-dealer related
      receivables/payables..................................................       (1,606.9)              (596.7)
    Increase in matched resale agreements...................................       (9,417.5)              (232.9)
    Increase  in matched repurchase agreements..............................        9,417.5                232.9
    Investment losses (gains), net of dealer and trading gains..............            1.3               (130.0)
    Change in clearing association fees and regulatory deposits.............           31.1               (429.1)
    Change in accounts payable and accrued expenses.........................         (557.8)              (239.8)
    Change in Federal income tax payable....................................          135.2                106.2
    Other, net..............................................................         (203.6)               (55.2)
                                                                              -----------------    -----------------

Net cash used by operating activities.......................................       (2,006.1)            (1,037.9)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................          560.6                506.2
  Sales....................................................................         1,801.2              4,058.5
  Purchases.................................................................       (3,315.7)            (4,651.9)
  Decrease in loans to discontinued operations..............................            -                  300.0
  Other, net................................................................          (96.2)              (161.2)
                                                                              -----------------    -----------------

Net cash (used) provided by investing activities............................       (1,050.1)                51.6
                                                                              -----------------    -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits................................................................          616.1                325.7
    Withdrawals.............................................................         (453.9)              (423.8)
  Increase in short-term financings.........................................        2,808.3              1,143.6
  Additions to long-term debt...............................................          766.6                173.6
  Repayments of long-term debt..............................................           (9.6)               (11.5)
  Other, net................................................................            4.6                109.2
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................        3,732.1              1,316.8
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          675.9                330.5
Cash and cash equivalents, beginning of year................................        2,335.5                597.4
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     3,011.4        $       927.9
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $     1,260.1        $     1,173.0
                                                                              =================    =================
  Income Taxes Paid.........................................................  $         -          $        20.3
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      THE EQUITABLE COMPANIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of The Equitable for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 1999" and "first quarter 1998" refer to the three months ended March 31, 1999 and 1998, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.

 2)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      230.6        $     384.5
      Additions charged to income...............................................          9.1               35.6
      Deductions for writedowns and asset dispositions..........................        (26.0)             (28.3)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      213.7        $     391.8
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       34.1        $      63.5
        Equity real estate......................................................        179.6              328.3
                                                                                 ---------------     ---------------
      Total..................................................................... $      213.7        $     391.8
                                                                                 ===============     ===============

      For the first quarters of 1999 and 1998, investment income is shown net of investment expenses (including interest expense to finance short-term trading instruments) of $765.5 million and $846.5 million, respectively.

      As of March 31, 1999 and December 31, 1998, fixed maturities classified as available for sale had amortized costs of $20,305.9 million and $18,907.9 million, fixed maturities in the held to maturity portfolio had estimated fair values of $265.8 million and $270.4 million and investment banking trading account securities had amortized costs of $15,749.3 million and $13,385.6 million, respectively. Other equity investments included equity securities with carrying values of $742.3 million and $672.1 million and costs of $588.5 million and $574.2 million as of March 31, 1999 and December 31, 1998, respectively.

      On January 1, 1999, investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios within other equity investments amounting to $149.8 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $87.3 million ($45.7 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statement of earnings. In the first quarter of 1999, $62.5 million ($31.0 million net of related DAC and Federal income taxes) of unrealized gains on the trading portfolios were recognized as net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $188.0 million and costs of $40.3 million at March 31, 1999.

      For the first quarters of 1999 and 1998, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,650.8 million and $3,786.0 million, respectively. Gross gains of $17.4 million and $54.2 million and gross losses of $57.1 million and $36.9 million were realized on these sales for the first quarters of 1999 and 1998, respectively. Unrealized investment gains related to fixed maturities classified as available for sale decreased by $255.9 million during the first three months of 1999, resulting in a balance of $285.5 million at March 31, 1999.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  March 31,          December 31,
                                                                                     1999                1998
                                                                                ---------------    -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with provision for losses.......................   $     126.9        $     125.4
      Impaired mortgage loans without provision for losses....................           6.6                8.6
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         133.5              134.0
      Provision for losses....................................................         (28.8)             (29.0)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     104.7        $     105.0
                                                                                ===============    =================

      During the first quarters of 1999 and 1998, respectively, The Equitable's average recorded investment in impaired mortgage loans was $133.8 million and $167.1 million. Interest income recognized on these impaired mortgage loans totaled $1.9 million and $3.2 million ($.3 million recognized on a cash basis for 1998) for the first quarters of 1999 and 1998, respectively.

 3)   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are treated as financing transactions and carried at the amounts at which the securities subsequently will be reacquired per the respective agreements. These agreements with counterparties were collateralized principally by U.S. government securities. The weighted average interest rates on securities sold under repurchase agreements were 4.08% and 4.89% at March 31, 1999 and December 31, 1998, respectively.

 4)   CLOSED BLOCK

      Summarized financial information for the Closed Block follows:

                                                                                 March 31,           December 31,
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,138.3 and $4,149.0)............................................. $     4,283.4        $     4,373.2
      Mortgage loans on real estate..........................................       1,700.2              1,633.4
      Policy loans...........................................................       1,630.1              1,641.2
      Cash and other invested assets.........................................          37.6                 86.5
      Deferred policy acquisition costs......................................         734.2                676.5
      Other assets...........................................................         217.1                221.6
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,602.6        $     8,632.4
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     9,007.9        $     9,013.1
      Other liabilities......................................................          38.7                 63.9
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,046.6        $     9,077.0
                                                                              =================    =================


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      Revenues
      Premiums and other income................................................. $      156.0        $      167.1
      Investment income (net of investment expenses of $5.2 and $5.4)...........        142.0               136.4
      Investment losses, net....................................................         (1.9)               (4.7)
                                                                                 ---------------     ---------------
      Total revenues............................................................        296.1               298.8
                                                                                 ---------------     ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends.....................................        266.4               277.3
      Other operating costs and expenses........................................         10.8                 7.0
                                                                                 ---------------     ---------------
      Total benefits and other deductions.......................................        277.2               284.3
                                                                                 ---------------     ---------------

      Contribution from the Closed Block........................................ $       18.9        $       14.5
                                                                                 ===============     ===============

      Investment valuation allowances amounted to $8.5 million and $11.1 million on mortgage loans and $16.5 million and $15.5 million on equity real estate at March 31, 1999 and December 31, 1998, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                 March 31,          December 31,
                                                                                    1999                1998
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      Impaired mortgage loans with provision for losses......................  $        28.7      $         55.5
      Impaired mortgage loans without provision for losses...................            7.6                 7.6
                                                                              -----------------  -------------------
      Recorded investment in impaired mortgages..............................           36.3                63.1
      Provision for losses...................................................           (7.4)              (10.1)
                                                                              -----------------  -------------------
      Net Impaired Mortgage Loans............................................  $        28.9      $         53.0
                                                                              =================  ===================

      During the first quarters of 1999 and 1998, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $49.8 million and $109.3 million. Interest income recognized on these impaired mortgage loans totaled $.7 million and $1.3 million ($.6 million recognized on a cash basis for 1998) for the first quarters of 1999 and 1998, respectively.

 5)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                 March 31,          December 31,
                                                                                    1999                1998
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      Assets
      Mortgage loans on real estate..........................................  $       531.0      $        553.9
      Equity real estate.....................................................          599.7               611.0
      Other equity investments...............................................           99.2               115.1
      Other invested assets..................................................           24.4                24.9
                                                                              -----------------  -------------------
        Total investments....................................................        1,254.3             1,304.9
      Cash and cash equivalents..............................................            -                  34.7
      Other assets...........................................................          241.0               219.0
                                                                              -----------------  -------------------
      Total Assets...........................................................  $     1,495.3      $      1,558.6
                                                                              =================  ===================

      Liabilities
      Policyholders' liabilities.............................................  $     1,014.3      $      1,021.7
      Allowance for future losses............................................          298.7               305.1
      Other liabilities......................................................          182.3               231.8
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $     1,495.3      $      1,558.6
                                                                              =================  ===================

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 -------------------------------------
                                                                                       1999                1998
                                                                                 -----------------   -----------------
                                                                                            (In Millions)
      Revenues
      Investment income (net of investment expenses of $13.1 and $19.5).........  $        19.6       $       28.0
      Investment (losses) gains, net............................................           (7.0)               5.6
      Policy fees, premiums and other income....................................            -                  (.1)
                                                                                 -----------------   -----------------
      Total revenues............................................................           12.6               33.5

      Benefits and Other Deductions.............................................           25.4               38.5
      Losses charged to allowance for future losses.............................          (12.8)              (5.0)
                                                                                 -----------------   -----------------
      Pre-tax results from operations...........................................            -                  -
      Pre-tax (loss from strengthening) earnings from releasing the
        allowance for future losses.............................................           (8.2)                .7
      Federal income tax benefit (expense)......................................            2.9                (.2)
                                                                                 -----------------   -----------------
      (Loss) Earnings from Discontinued Operations..............................  $        (5.3)      $         .5
                                                                                 =================   =================

      The Equitable's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first quarters of 1999 and 1998 resulted in management's decision to strengthen the allowance by $8.2 million for the first quarter of 1999 and to release the allowance by $.7 million for the first quarter of 1998. This resulted in after-tax losses of $5.3 million for first quarter 1999 and in after-tax earnings of $.5 million for first quarter 1998.

      Management believes the allowance for future losses at March 31, 1999 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Investment valuation allowances amounted to $3.0 million and $3.0 million on mortgage loans and $38.1 million and $34.8 million on equity real estate at March 31, 1999 and December 31, 1998, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                 March 31,          December 31,
                                                                                    1999                1998
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      Impaired mortgage loans with provision for losses......................  $         6.6      $          6.7
      Impaired mortgage loans without provision for losses...................            8.3                 8.5
                                                                              -----------------  -------------------
      Recorded investment in impaired mortgages..............................           14.9                15.2
      Provision for losses...................................................           (2.1)               (2.1)
                                                                              -----------------  -------------------
      Net Impaired Mortgage Loans............................................  $        12.8      $         13.1
                                                                              =================  ===================

      During the first quarters of 1999 and 1998, discontinued operations' average recorded investment in impaired mortgage loans was $15.2 million and $117.8 million, respectively. Interest income recognized on these impaired mortgage loans totaled $.3 million and $1.6 million ($1.3 million recognized on a cash basis for 1998) for the first quarters of 1999 and 1998, respectively.

      Benefits and other deductions included $10.1 million of interest expense related to amounts borrowed from continuing operations for first quarter 1998.

 6)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 7)   RESTRUCTURING COSTS

      At March 31, 1999, the restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $17.3 million. The amounts paid during first quarter 1999 totaled $6.2 million.

 8)   COMPUTATION OF PER SHARE EARNINGS

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Net earnings applicable to common shares - Basic.......................... $      221.1         $     266.6
      Less - effect of assumed exercise of options of
       publicly held subsidiaries...............................................         (8.7)               (7.8)
                                                                                 ---------------     ---------------

      Net Earnings Applicable to Common Shares - Diluted........................ $      212.4           $   258.8
                                                                                 ===============     ===============

      Weighted average common shares outstanding - Basic........................        219.0               222.4
      Add - assumed exercise of stock options...................................          2.8                 2.4
                                                                                 ---------------     ---------------
      Weighted Average Shares Outstanding - Diluted.............................        221.8               224.8
                                                                                 ===============     ===============

 9)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously described in The Equitable's Notes to Consolidated Financial Statements for the year ended December 31, 1998, except as follows:

      DLJSC

      In Rickel, the complaint was dismissed in April 1999 by the Court. Plaintiff's time to appeal has not yet expired. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition or DLJ's results of operations in any particular period.

      In the complaint alleging violations of civil provisions of RICO involving investments in The Securities Groups, DLJSC and all plaintiffs have reached settlements, which are in the process of being completed. DLJ's management believes that such settlements will not have a material adverse effect on DLJ's consolidated financial condition or results of operations in any particular period.

      The Mid-American Waste Systems action pending in the Court of Common Pleas, Franklin County, Ohio, and the Mid-American Waste Systems action pending in New York Supreme Court have been settled as against DLJSC, subject to completing settlement documentation. DLJ's management believes that such settlements will not have a material adverse effect on DLJ's consolidated financial condition or results of operation in any particular period.

      In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of these matters will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

      In addition to the matters previously reported, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on The Equitable's consolidated financial position or results of operations.

10)   BUSINESS SEGMENT INFORMATION

                                                   Investment           Asset
                                Insurance           Banking           Management        Elimination          Total
                              ---------------   -----------------  -----------------   ---------------  -----------------
                                                                    (In Millions)
      Three Months Ended
      March 31, 1999
      -------------------------

      Segment revenues.......  $     1,042.8     $    1,492.7       $       419.1       $       (3.6)    $     2,951.0
      Non-DLJ investment
        (losses) gains.......          (21.3)            21.8                 1.2                -                 1.7
                              ---------------   -----------------  -----------------   ---------------  -----------------
      Total Revenues.........  $     1,021.5     $    1,514.5       $       420.3       $       (3.6)    $     2,952.7
                              ===============   =================  =================   ===============  =================

      Pre-tax operating
        earnings.............  $       202.7     $      118.5       $        48.2       $        -       $       369.4
      Investment (losses)
        gains, net of
        DAC and other
        charges..............          (32.8)            21.8                 1.0                -               (10.0)
      Pre-tax minority
        interest.............            -               57.6                47.3                -               104.9
                              ---------------   -----------------  -----------------   ---------------  -----------------
      Earnings from
        Continuing
        Operations...........  $       169.9     $      197.9       $        96.5       $        -       $       464.3
                              ===============   =================  =================   ===============  =================

      Three Months Ended
      March 31, 1998
      -------------------------
      Segment revenues.......  $     1,047.2     $    1,495.1       $       316.3       $       (3.6)    $     2,855.0
      Non-DLJ investment
        gains................           41.0             29.6                18.2                -                88.8
                              ---------------   -----------------  -----------------   ---------------  -----------------
      Total Revenues.........  $     1,088.2     $    1,524.7       $       334.5       $       (3.6)    $     2,943.8
                              ===============   =================  =================   ===============  =================

      Pre-tax operating
        earnings.............  $       167.1     $      138.0       $        35.7       $        -       $       340.8
      Investment gains,
        net of DAC
        and other
        charges..............           32.4             29.4                10.8                -                72.6
      Pre-tax minority
        interest.............            -               60.7                33.5                -                94.2
                              ---------------   -----------------  -----------------   ---------------  -----------------
      Earnings from
        Continuing
        Operations...........  $       199.5     $      228.1       $        80.0       $        -       $       507.6
                              ===============   =================  =================   ===============  =================

      Total Assets:
      March 31, 1999.........  $    78,607.0     $   89,921.9       $    12,125.4       $     (195.7)    $   180,458.6
                              ===============   =================  =================   ===============  =================

      December 31, 1998......  $    76,109.4     $   71,970.9       $    11,602.5       $     (181.7)    $   159,501.1
                              ===============   =================  =================   ===============  =================

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated operating results and financial condition of The Equitable should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis ("MD&A") section included in The Equitable's 1998 Report on Form 10-K. The terms "first quarter 1999" and "first quarter 1998" refer to the three months ended March 31, 1999 and 1998, respectively.

COMBINED OPERATING RESULTS

The combined and segment level discussions in this MD&A are on an adjusted basis; amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude certain revenue and expense categories. The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance analysis, which begins on page 16, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined operating results unless noted otherwise. The Investment Banking and Asset Management discussions begin on pages 18 and 20, respectively.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
Operating Results:
  Policy fee income and premiums................................................ $      587.1        $     573.4
  Net investment income.........................................................      1,189.4            1,312.5
  Investment banking principal transactions.....................................        177.1              160.2
  Commissions, fees and other income............................................      1,274.6            1,093.2
                                                                                 ---------------     ---------------
    Total revenues..............................................................      3,228.2            3,139.3
    Total benefits and other deductions.........................................      2,753.9            2,704.3
                                                                                 ---------------     ---------------

  Pre-tax operating earnings before minority interest...........................        474.3              435.0
  Minority interest.............................................................       (104.9)             (94.2)
                                                                                 ---------------     ---------------
  Pre-tax operating earnings....................................................        369.4              340.8

Pre-tax Adjustments:
  Investment gains (losses), net of DAC and other charges.......................        (10.0)              72.6
  Minority interest.............................................................        104.9               94.2
                                                                                 ---------------     ---------------

GAAP Reported:
  Earnings from continuing operations before Federal income taxes
    and minority interest.......................................................        464.3              507.6
  Federal income taxes..........................................................        156.7              170.5
  Minority interest in net income of consolidated subsidiaries..................         81.2               71.0
                                                                                 ---------------     ---------------

Earnings from Continuing Operations............................................. $      226.4        $     266.1
                                                                                 ===============     ===============

Adjustments to GAAP reported earnings in first quarter 1999 excluded investment losses of $10.0 million (net of DAC and other totaling $5.5 million) as compared to net investment gains of $72.6 million (net of DAC and other totaling $8.7 million) in first quarter 1998. The 1999 net losses were primarily due to $84.2 million of writedowns and $37.9 million of realized losses on sales of fixed maturities, partially offset by $87.3 million of gains recognized upon reclassification of publicly-traded common equities to a trading portfolio (see page 28) and $21.6 million of gains on the exercise of subsidiaries' options and conversion of DLJ restricted stock units ("RSU"). The gains in 1998 principally resulted from gross gains of $47.6 million on the exercise of Alliance units and DLJ stock options and on RSU conversions and from gains on General Account Investment Assets.

Continuing Operations

Compared to first quarter 1998, the higher pre-tax operating results for first quarter 1999 were due to increased earnings in Insurance and Asset Management which more than offset lower earnings for Investment Banking. Federal income taxes decreased due to lower earnings from continuing operations principally due to investment losses in the 1999 period as compared to gains in 1998. Minority interest in net income of consolidated subsidiaries was higher principally due to increased earnings at Alliance.

The $88.9 million increase in revenues for first quarter 1999 from first quarter 1998 was attributed primarily to a $181.4 million increase in commissions, fees and other income principally due to increased business activity within the Investment Banking and Asset Management segments and to a $16.9 million increase in Investment Banking principal transactions. These increases were partially offset by a $123.1 million decrease in net investment income for first quarter 1999 principally due to decreases of $88.1 million and $35.9 million, respectively, for Investment Banking and Insurance.

For first quarter 1999, total benefits and other deductions increased by $49.6 million from the comparable period in 1998, reflecting increases in other operating costs and expenses of $111.2 million partially offset by decreases in interest credited to policyholders' accounts and policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues.

COMBINED OPERATING RESULTS BY SEGMENT

Insurance

The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                     Insurance - Combined Operating Results
                                  (In Millions)

                                                                    Three Months Ended March 31,
                                                  ------------------------------------------------------------------
                                                                       1999
                                                  ------------------------------------------------
                                                       As             Closed                              1998
                                                    Reported           Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Operating Results:
  Policy fee income and premiums................  $    431.6       $    155.5        $      587.1     $      573.4
  Net investment income.........................       549.1            142.0               691.1            727.0
  Commissions, fees and other income............        43.2             (1.4)               41.8             31.1
  Contribution from the Closed Block............        18.9            (18.9)                -                -
                                                  -------------    --------------    -------------    --------------
    Total revenues..............................     1,042.8            277.2             1,320.0          1,331.5
    Total benefits and other deductions.........       840.1            277.2             1,117.3          1,164.4
                                                  -------------    --------------    -------------    --------------
Pre-tax operating earnings......................       202.7              -                 202.7            167.1

Pre-tax Adjustments:
  Investment gains (losses), net of DAC
    and other charges...........................       (32.8)             -                 (32.8)            32.4
                                                  -------------    --------------    -------------    --------------
GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest...........................  $    169.9       $      -          $      169.9     $      199.5
                                                  =============    ==============    =============    ==============

For first quarter 1999, Insurance operating earnings reflected an increase of $35.6 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, lower life insurance mortality and slightly higher margins between investment income and interest credited on policyholders' account balances contributed to the improved earnings.

Total revenues decreased by $11.5 million primarily due to a $35.9 million decrease in investment income partially offset by a $13.7 million increase in policy fee income and premiums. Lower yields on General Account Investment Assets principally related to fixed maturities and policy loans and lower amounts invested in other equity investments as well as lower investment income from the Holding Company's investment portfolio contributed to the decrease in investment income. Policy fee income rose $37.1 million to $296.7 million due to higher insurance and annuity account balances while premiums declined $23.4 million to $290.4 million.

Total benefits and other deductions for first quarter 1999 decreased $47.1 million from the comparable 1998 period reflecting decreases primarily resulting from lower policyholders' benefits, lower mortality experience, and a decrease in interest credited on policyholders' account balances due to lower crediting rates, partially offset by an increase in DAC amortization due to reactivity to higher gross margins.

Premiums, Deposits and Mutual Fund Sales - The following table lists gross premiums and deposits, including universal life and investment-type contract deposits, as well as mutual fund sales for Insurance distribution channels and major product lines.

                    Premiums, Deposits and Mutual Fund Sales
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
Retail:
Individual annuities
  First year.................................................................... $      810.8        $     707.1
  Renewal.......................................................................        388.7              367.9
                                                                                 ---------------     ---------------
                                                                                      1,199.5            1,075.0
Individual life(1)
  First year....................................................................         83.2              102.1
  Renewal.......................................................................        563.5              560.2
                                                                                 ---------------     ---------------
                                                                                        646.7              662.3
Other(2)
  First year....................................................................          1.9                3.7
  Renewal.......................................................................        193.5              191.2
  Mutual fund sales.............................................................        670.4              593.6
                                                                                 ---------------     ---------------
                                                                                        865.8              788.5
                                                                                 ---------------     ---------------
    Total retail................................................................      2,712.0            2,525.8
                                                                                 ---------------     ---------------

Wholesale:
Individual Annuities
  First year....................................................................        404.7              274.1
  Renewal.......................................................................          6.7                 .4
                                                                                 ---------------     ---------------
    Total wholesale.............................................................        411.4              274.5
                                                                                 ---------------     ---------------

Total Premiums, Deposits and Mutual Fund Sales.................................. $    3,123.4        $   2,800.3
                                                                                 ===============     ===============

(1)      Includes variable and interest-sensitive and traditional life products.
(2)      Includes group pension, health insurance and reinsurance assumed.

First year premiums and deposits for insurance and annuity products for first quarter 1999 increased from prior year levels by $213.6 million primarily due to higher sales of individual annuities by both the retail and wholesale distribution channels offset by an $18.9 million decline in individual life policies. Renewal premiums and deposits increased by $32.7 million during first quarter 1999 over the prior year period as increases in the larger block of individual annuities were partially offset by decreases in traditional life policies. During second quarter 1999, a new series of variable life products will be introduced which management believes will result in increased sales over the course of the year.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines.

                           Surrenders and Withdrawals
                                  (In Millions)
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
Individual Insurance and Annuity Product Lines:
  Individual annuities.......................................................... $      929.4        $     694.2
  Variable and interest-sensitive life..........................................        168.1              697.3
  Traditional life..............................................................         92.9               98.6
                                                                                 ---------------     ---------------
Total........................................................................... $    1,190.4        $   1,490.1
                                                                                 ===============     ===============

Policy and contract surrenders and withdrawals decreased $299.7 million during first quarter 1999 compared to the same period in 1998 principally due to the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the $262.1 million increase in first quarter 1999 compared to first quarter 1998 resulted from $267.8 million higher surrenders and withdrawals in the larger book of individual annuities and variable and interest-sensitive life policies as well as an increase in the individual annuities' surrender rate from 9.6% in first quarter 1998 to 10.5% in first quarter 1999.

Investment Banking.

The following table summarizes the results of continuing operations for Investment Banking.

                     Investment Banking - Operating Results
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
Operating Results:
  Commissions, underwritings and fees........................................... $      825.0        $     760.1
  Net investment income.........................................................        476.7              564.8
  Principal transactions - net:
    Dealer and trading gains (losses)...........................................        174.1              118.9
    Investment gains (losses)...................................................          3.0               41.3
  Other income..................................................................         13.9               10.0
                                                                                 ---------------     ---------------
    Total revenues..............................................................      1,492.7            1,495.1
    Total costs and expenses....................................................      1,316.6            1,296.4
                                                                                 ---------------     ---------------
  Pre-tax operating earnings before minority interest...........................        176.1              198.7
  Minority interest.............................................................        (57.6)             (60.7)
                                                                                 ---------------     ---------------
  Pre-tax operating earnings....................................................        118.5              138.0

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.........................................         21.8               29.4
Minority interest...............................................................         57.6               60.7
                                                                                 ---------------     ---------------

GAAP Reported:
  Earnings from Continuing Operations before Federal Income
    Taxes and Minority Interest................................................. $      197.9        $     228.1
                                                                                 ===============     ===============

Investment Banking's operating earnings for first quarter 1999 were $118.5 million, down $19.5 million from the comparable prior year period. The 1999 earnings before minority interest included $11.0 million of earnings from DLJdirect. Revenues decreased slightly by $2.4 million as $88.1 million lower net investment income, lower underwriting revenues of $49.3 million and $38.3 million lower gains on the corporate development portfolios were partially offset by higher commissions of $82.5 million, higher dealer and trading gains of $55.2 million and increased fees of $31.7 million. The growth in commission revenues was due to increased business in all areas and was consistent with listed equity share volume growth on major exchanges. The fee income increase reflected DLJ's continuing market share growth in both U.S. and international merger and acquisition advisory transactions. The $16.9 million net increase in gains on principal transactions was principally due to improvements in trading revenues and the elimination of emerging market losses, partially offset by a reduction in realized gains on investment sales. Lower net investment income resulted as increases in the balances of lending activity were more than offset by reductions in interest rates charged. The decline in underwriting revenues reflected the industry-wide decline in volume compared to DLJ's record levels in first quarter 1998. Investment Banking's expenses were $1.32 billion for first quarter 1999, up $20.2 million from the prior year's quarter primarily due to $20.8 million higher occupancy, equipment and communication costs due to DLJ's geographic expansion and $14.9 million higher brokerage, clearing and exchange fees resulting from higher average daily trading volume and a larger number of active client accounts at Pershing and DLJdirect partially offset by $17.9 million lower interest and $8.4 million lower compensation and benefits. The first quarter 1998 compensation costs included a $29.0 million one-time provision for costs associated primarily with DLJ's expansion in Europe.

DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving futures, forwards and options. DLJ has focused its derivative activities on writing OTC options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, foreign currencies and trading in futures contracts on equity based indices, interest rate instruments and currencies, and entering into swap transactions. DLJ's involvement in commodity derivatives instruments is not significant. As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements as well as options on futures contracts. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes. DLJ enters into swap agreements to manage foreign currency, interest rate and equity risk. Revenues from option contracts (net of related interest expense) were approximately $11.0 million and $15.1 million for the first quarters of 1999 and 1998, respectively. Option writing revenues are primarily from the amortization of option premiums. The notional value of written options contracts outstanding was approximately $8.4 billion and $5.1 billion at March 31, 1999 and December 31, 1998, respectively. The overall increase in the notional value of all options was primarily due to decreases in customer activity related to U.S. government securities more than offset by increases related to equities and other securities. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

Net trading losses on forward contracts were $43.0 million and $23.8 million and net trading losses on futures contracts were $18.0 million and $27.0 million for the first quarters of 1999 and 1998, respectively. The notional contract and market values of the forward and futures contracts at March 31, 1999 and December 31, 1998 were as follows:

                                                    March 31, 1999                       December 31, 1998
                                           ----------------------------------    -----------------------------------
                                             Purchases            Sales            Purchases             Sales
                                           ---------------    ---------------    ---------------     ---------------
                                                                        (In Millions)
Forward Contracts
  (Notional Contract Value)..............  $   54,108         $    53,296        $    41,254         $   39,767
                                           ===============    ===============    ===============     ===============

Futures Contracts and Options on
  Futures Contracts (Market Value).......  $    2,258         $     1,924        $     1,184         $    1,607
                                           ===============    ===============    ===============     ===============

The notional (contract) value of swap agreements, consisting primarily of interest rate and equity swaps, was $13.1 billion and $8.0 billion at March 31, 1999 and December 31, 1998, respectively.

Asset Management.

The following table summarizes operating results for Asset Management.

                      Asset Management - Operating Results
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
Operating Results:
  Investment advisory and service fees.......................................... $      305.4        $     235.5
  Distribution revenues.........................................................         93.6               66.2
  Other revenues................................................................         20.1               14.6
                                                                                 ---------------     ---------------
    Total revenues..............................................................        419.1              316.3
                                                                                 ---------------     ---------------

  Promotion and servicing.......................................................        139.3              101.1
  Employee compensation and benefits............................................        118.3               87.8
  All other operating expenses..................................................         66.0               58.2
                                                                                 ---------------     ---------------
    Total expenses..............................................................        323.6              247.1
                                                                                 ---------------     ---------------

  Pre-tax earnings before minority interest.....................................         95.5               69.2
  Minority interest.............................................................        (47.3)             (33.5)
                                                                                 ---------------     ---------------
  Pre-tax operating earnings....................................................         48.2               35.7

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.........................................          1.0               10.8
Minority interest...............................................................         47.3               33.5
                                                                                 ---------------     ---------------

GAAP Reported:
  Earnings from Continuing Operations before Federal Income
    Taxes and Minority Interest................................................. $       96.5        $      80.0
                                                                                 ===============     ===============

Asset Management's operating earnings for first quarter 1999 were $48.2 million, an increase of $12.5 million from the prior year's comparable period. Revenues totaled $419.1 million for first quarter 1999, an increase of $102.8 million from the comparable period in 1998, due to a $69.9 million increase in investment advisory and service fees and $27.4 million higher distribution revenues. The increase in investment advisory and service fees primarily resulted from increases in average assets under management due to market appreciation and net new client and existing client accounts and to $8.5 million higher performance fees, reflecting favorable market activity. The growth in distribution revenues was principally due to higher mutual fund assets under management from strong sales, particularly of U.S. equity mutual funds, and from market appreciation. Asset Management's costs and expenses increased $76.5 million for first quarter 1999 primarily due to increases in employee compensation and benefits and mutual fund promotional expenditures. Promotion and servicing increased 37.6% primarily due to increased distribution plan payments related to the higher average mutual fund assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to higher incentive compensation due to the increased operating earnings and to increased base compensation and commissions reflecting increased headcounts in the mutual fund and technology areas along with salary increases. The 1998 expenses included a $10.0 million provision for the estimated buyout price of the minority interest in Cursitor.

Fees and Assets Under Management.

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                                           At or For the
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
FEES:
Third parties................................................................... $     315.5        $     254.3
Equitable Life Separate Accounts................................................        25.2               22.4
Equitable Life General Account and other........................................        10.9               10.9
                                                                                 -------------     ---------------
Total Fees...................................................................... $     351.6        $     287.6
                                                                                 =============      ===============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third Party................................................................... $   240,759         $  189,711
  Equitable Life General Account and Holding Company Group......................      25,635             26,135
  Equitable Life Separate Accounts..............................................      34,959             32,179
                                                                                 ---------------     ---------------
Total...........................................................................     301,353            248,025
                                                                                 ---------------     ---------------

DLJ:
  Third Party...................................................................      25,016             19,508
  DLJ Invested Assets...........................................................      16,103             19,178
                                                                                 ---------------     ---------------
Total DLJ.......................................................................      41,119             38,686
                                                                                 ---------------     ---------------

The Equitable:
  Equitable Life (non-Alliance) General Account.................................      13,619             13,265
  Equitable Life Separate Accounts - EQAT(1)....................................       3,571              1,437
  Equitable Life real estate related Separate Accounts..........................       4,098              4,464
  Equitable Life Separate Accounts - Other......................................       2,465              1,661
                                                                                 ---------------     ---------------
Total Equitable.................................................................      23,753             20,827
                                                                                 ---------------     ---------------

Total by Account:
  Third Party...................................................................     265,775            209,219
  General Account and Other.....................................................      55,357             58,578
  Separate Accounts.............................................................      45,093             39,741
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $   366,225         $  307,538
                                                                                 ===============     ===============

(1) Equitable Advisors Trust.

Fees from assets under management increased 22.3% for first quarter 1999 from the comparable 1998 period principally as a result of growth in assets under management for third parties principally at Alliance. The Alliance growth in first quarter 1999 was primarily due to market appreciation and net sales of mutual funds and other products. DLJ's third party assets under management increased in first quarter 1999 by $5.51 billion as compared to first quarter 1998 principally due to new business in its Asset Management Group.

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

                General Account Investment Asset Carrying Values
                                 March 31, 1999
                                  (In Millions)

                                                                                                          General
                                                                                           Holding        Account
                                        Balance           Closed                           Company       Investment
Balance Sheet Captions:                  Sheet            Block            Other            Group        Assets(1)
---------------------------------- -----------------   -------------   ---------------  --------------  -------------
Fixed maturities:
  Available for sale(2)...........  $   20,591.5       $   4,283.4     $     214.5      $     459.6     $   24,200.8
  Held to maturity................         249.4               -               -              122.6            126.8
Trading account securities........      15,570.2               -          15,570.2              -                -
Securities purchased under
  resale agreements...............      28,017.0               -          28,017.0              -                -
Mortgage loans on real estate.....       2,987.5           1,700.2           (34.0)             -            4,721.7
Equity real estate................       1,623.7             117.9           (15.1)             -            1,756.7
Policy loans......................       2,112.0           1,630.1             -                -            3,742.1
Other equity investments..........       1,325.4              45.6           448.6             19.3            903.1
Other invested assets.............         868.1             (67.2)          523.5              1.2            276.2
                                    ----------------   -------------   ---------------  --------------  -------------
  Total investments...............      73,344.8           7,710.0        44,724.7            602.7         35,727.4
Cash and cash equivalents.........       3,011.4             (58.9)        2,266.6             56.5            629.4
Corporate debt and other(3).......           -                 -             670.0              -             (670.0)
                                    ----------------   -------------   ---------------  --------------  -------------

Total.............................  $   76,356.2       $   7,651.1     $  47,661.3      $     659.2     $   35,686.8
                                    ================   =============   ===============  ==============  =============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other and Holding Company Group amounts.
(2) At March 31, 1999, the amortized cost of the General Account's available for sale and held to maturity fixed maturities portfolios were $23.74 billion and $126.8 million, respectively, compared with estimated market values of $24.20 billion and $126.8 million, respectively.
(3) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment Assets and reclassified from various balance sheet lines.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

Investment Results of General Account Investment Assets

                                             Investment Results by Asset Category
                                                     (Dollars In Millions)

                                                                            Three Months Ended March 31,
                                                              ---------------------------------------------------------
                                                                         1999                          1998
                                                              ---------------------------   ---------------------------
                                                                 (1)                           (1)
                                                                Yield          Amount         Yield          Amount
                                                              -----------   -------------   -----------   -------------
Fixed Maturities:
  Income....................................................     7.90%      $     449.0        8.04%      $     460.2
  Investment Gains/(Losses).................................    (2.19)%          (122.1)       0.27%             15.1
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     5.71%      $     326.9        8.31%      $     475.3
  Ending Assets(2)..........................................                $  23,866.9                   $  23,698.6
Mortgages:
  Income....................................................     8.86%      $      97.5       10.28%      $      97.6
  Investment Gains/(Losses).................................     0.16%              1.8       (0.75)%            (6.9)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     9.02%      $      99.3        9.53%      $      90.7
  Ending Assets(3)..........................................                $   4,721.7                   $   3,969.6
Equity Real Estate:
  Income(4).................................................     6.86%      $      22.9        5.53%      $      26.5
  Investment Gains/(Losses).................................     2.63%              8.5        0.53%              2.5
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     9.49%      $      31.4        6.06%      $      29.0
  Ending Assets(4)..........................................                $   1,371.7                   $   1,972.4
Other Equity Investments:
  Income....................................................    35.35%      $      63.8       22.92%      $      68.5
  Investment Gains/(Losses).................................    52.94%             75.3        9.50%             25.6
                                                              -----------   -------------   -----------   -------------
  Total.....................................................    88.29%      $     139.1       32.42%      $      94.1
  Ending Assets(5)..........................................                $     903.1                   $   1,412.5
Policy Loans:
  Income....................................................     6.63%      $      59.9        7.48%      $      69.9
  Ending Assets.............................................                $   3,742.1                   $   3,630.7
Cash and Short-term Investments:
  Income....................................................     6.53%      $      20.0       16.37%      $      15.5
  Ending Assets(6)..........................................                $     905.6                   $     490.9
Equitable Life Debt and Other:
  Interest expense and other................................     7.32%      $     (11.2)       6.78%      $     (10.2)
  Ending Liabilities........................................                $    (670.0)                  $    (597.4)
Total:
  Income(7).................................................     8.40%      $     701.9        8.73%      $     728.0
  Investment Gains/(Losses).................................    (0.45)%           (36.5)       0.45%             36.3
                                                              -----------   -------------   -----------   -------------
  Total(8)..................................................     7.95%      $     665.4        9.18%      $     764.3
  Ending Net Assets.........................................                $  34,841.1                   $  34,577.3

(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.
(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $749.7 million and $809.5 million, and include accrued income of $385.8 million and $402.4 million, amounts due from securities sales of $26.6 million and $75.6 million, amounts due from discontinued operations of $0.0 million and $360.0 million and other assets of $28.6 million and $28.0 million as of March 31, 1999 and 1998, respectively.
(3) Mortgage investment assets include accrued income of $56.9 million and $56.1 million and are adjusted for related liability balances of $(22.9) million and $(26.3) million as of March 31, 1999 and 1998, respectively.


(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $385.0 million and $543.2 million, and include accrued income of $30.1 million and $32.2 million and are adjusted for related liability balances of $(18.0) million and $(29.3) million as of March 31, 1999 and 1998, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $6.0 million and $11.0 million for first quarter 1999 and 1998, respectively.
(5) Other equity investment assets include adjustment for accrued income and pending settlements of $(1.9) million and $6.7 million as of March 31, 1999 and 1998, respectively.
(6) Cash and short-term investments are shown net of financing arrangements of $168.8 million and $307.0 million and other adjustments for accrued income and cash in transit of $4.4 million and $0.8 million as of March 31, 1999 and 1998, respectively.
(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $24.5 million and $15.1 million for first quarter 1999 and 1998, respectively. Investment income is shown net of depreciation of $5.5 million and $11.6 million for the same respective periods.
(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.70% and 8.83% for the first quarters of 1999 and 1998, respectively.


Asset Valuation Allowances and Writedowns

Writedowns on fixed maturities were $84.2 million and $6.1 million for the first quarters of 1999 and 1998, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first quarters of 1999 and 1998.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
March 31, 1999
Beginning balances............................................  $     45.4         $     211.8        $     257.2
Additions.....................................................          .3                10.0               10.3
Deductions(1).................................................        (3.1)              (25.7)             (28.8)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     42.6         $     196.1        $     238.7
                                                                ===============    ===============    ==============

March 31, 1998
Beginning balances............................................  $     74.3         $     345.5        $     419.8
Additions.....................................................        10.0                33.9               43.9
Deductions(1).................................................        (7.7)              (28.2)             (35.9)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     76.6         $     351.2        $     427.8
                                                                ===============    ===============    ==============

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost at March 31, 1999 and by net amortized cost at December 31, 1998.

                        General Account Investment Assets
                                  (In Millions)

                                                           March 31, 1999                        December 31, 1998
                                           ------------------------------------------------    ----------------------
                                                                                 Net                    Net
                                             Amortized       Valuation        Amortized              Amortized
                                                Cost         Allowances          Cost                  Cost
                                           ---------------  -------------   ---------------    ----------------------
Fixed maturities(1)......................  $   24,175.6    $        -        $    24,175.6     $       22,805.8
Mortgages................................       4,730.3           (42.6)           4,687.7              4,443.3
Equity real estate.......................       1,940.7          (196.1)           1,744.6              1,774.1
Other equity investments.................         905.0             -                905.0                859.1
Policy loans.............................       3,742.1             -              3,742.1              3,727.9
Cash and short-term investments..........       1,070.0             -              1,070.0              1,619.7
Corporate debt and other.................        (670.0)            -               (670.0)              (598.1)
                                           --------------- --------------   ---------------    ----------------------
Total....................................  $   35,893.7    $     (238.7)     $    35,655.0     $       34,631.8
                                           =============== ===============   ===============    ======================

(1) Excludes unrealized gains of $460.7 million and $814.3 million in fixed maturities classified as available for sale at March 31, 1999 and December 31, 1998, respectively.

Fixed Maturities. Fixed maturities consist of publicly-traded debt and privately placed debt securities and small amounts of redeemable preferred stock, which represented 75.9%, 23.2% and 0.9%, respectively, of the amortized cost of this asset category at March 31, 1999. The $122.1 million of investment losses in first quarter 1999 were due to $84.3 million of writedowns on high yield and emerging market securities and $37.8 million of losses on sales.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

                                                March 31, 1999                         December 31, 1998
                                       --------------------------------------   -------------------------------------
                   Rating Agency
  NAIC              Equivalent           Amortized             Estimated          Amortized             Estimated
 Rating             Designation             Cost               Fair Value           Cost               Fair Value
--------------  ---------------------- -------------------  -----------------   ------------------   ----------------
     1-2        Aaa/Aa/A and Baa......  $     21,073.0       $    21,777.5       $    19,588.1        $   20,712.6
     3-6        Ba and lower..........         3,102.6             2,858.8             3,217.7             2,907.5
                                       -------------------  -----------------   ------------------   ----------------
Total Fixed Maturities...............   $     24,175.6       $    24,636.3       $    22,805.8        $   23,620.1
                                       ===================  =================   ==================   ================

At March 31, 1999, The Equitable held mortgage pass-through securities with an amortized cost of $3.06 billion, $2.30 billion of CMOs, including $2.16 billion in publicly-traded CMOs, and $1.51 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $115.6 million (0.5% of the amortized cost of this category) and $57.7 million (0.2%) at March 31, 1999, respectively, compared to $94.9 million (0.4%) and $74.9 million (0.3%) at December 31, 1998, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At March 31, 1999, commercial mortgages totaled $2.79 billion (58.9% of the amortized cost of the category), agricultural loans were $1.94 billion (41.1%) and residential loans were $1.0 million (0.0%).

              Problem, Potential Problem and Restructured Mortgages
                                 Amortized Cost
                              (Dollars In Millions)

                                                                                  March 31,          December 31,
                                                                                     1999                1998
                                                                                ---------------    -----------------
COMMERCIAL MORTGAGES..........................................................  $   2,790.1        $     2,660.7
Problem commercial mortgages(1)...............................................          0.4                   .4
Potential problem commercial mortgages........................................        102.8                170.7
Restructured commercial mortgages(2)..........................................        157.8                116.4

AGRICULTURAL MORTGAGES........................................................  $   1,939.2        $     1,826.9
Problem agricultural mortgages................................................         22.9                 11.7

(1) Includes delinquent mortgage loans of $0.4 million and $0.4 million at March 31, 1999 and December 31, 1998, respectively.
(2) Excludes $19.6 million and $24.5 million of restructured commercial mortgages that are shown as potential problems at March 31, 1999 and December 31, 1998, respectively.

The original weighted average coupon rate on the $157.8 million of restructured mortgages was 9.0%. As a result of these restructurings, the restructured weighted average coupon rate was 8.2% and the restructured weighted average cash payment rate was 8.2%.

At March 31, 1999 and 1998, respectively, management identified impaired mortgage loans with carrying values of $129.1 million and $234.9 million. The provisions for losses for these impaired mortgage loans were $36.2 million and $71.2 million at March 31, 1999 and 1998, respectively. For the first quarters of 1999 and 1998, respectively, income accrued on these loans was $2.6 million and $4.5 million, including cash received of $2.5 million and $3.1 million.

For first quarter 1999, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $30.1 million. In addition, $48.4 million of commercial mortgage loan maturity payments were scheduled, of which $47.9 million were granted short-term extensions. Of the amount not paid, $0.4 million were in default.

Equity Real Estate. As of March 31, 1999, on the basis of amortized cost, the equity real estate category included $1.22 billion (66.6%) acquired as investment real estate and $725.1 million (37.4%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first quarters of 1999 and 1998, respectively, proceeds from the sale of equity real estate totaled $69.1 million and $91.0 million, with gains of $12.2 million and $35.8 million. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $19.3 million and $28.2 million, respectively.

At March 31, 1999, the vacancy rate for The Equitable's office properties was 7.6% in total, with a vacancy rate of 5.4% for properties acquired as investment real estate and 18.0% for properties acquired through foreclosure. The national commercial office vacancy rate was 8.9% (as of December 31, 1998) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of private equity, LBO, mezzanine, venture capital and other limited partnership interests ($439.2 million or 48.6% of the amortized cost of this portfolio at March 31, 1999), alternative limited partnerships ($181.0 million or 21.1%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities, ($282.9 million or 31.3%). Alternative funds utilize trading strategies that may be leveraged; they attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Effective January 1, 1999, The Equitable designated all direct investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios as "trading securities" as defined by SFAS No. 115. Investment gains of $83.5 million and $3.8 million, respectively, were recognized at that date on the two portfolios. Changes in the investments' fair value for first quarter 1999 totaled $71.0 million and $(9.0) million, respectively, and are included in investment income. Other equity investments can produce significant volatility in investment income since these investments are accounted for using the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), and increases and decreases in fair value, whether realized or unrealized, on substantially all of the portfolio are reflected as investment income or loss to The Equitable. Returns on all equity investments are very volatile and investment results for any period are not representative of any other period.


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

Equitable Life - Equitable Life began addressing the Year 2000 issue in 1995. In addition to significant internal resources, third parties have been assisting in renovating and testing computer hardware and software ("computer systems") and embedded systems and in overall project control. The following process has been undertaken:

(1) Equitable Life established a Year 2000 project office, which developed a strategic approach and created broad awareness of the Year 2000 issues at Equitable Life through meetings with the Audit Committee of the Board of Directors and executive and senior management, presentations to business areas and employee newsletters.
(2) Corporate-developed computer systems were inventoried and assessed for Year 2000 compliance. Third party providers of computer systems and services, including embedded systems, were contacted. Of the 95% who have responded, approximately 75% indicated their systems or services are Year 2000 compliant, approximately 8% have indicated that they will be compliant, and 12% will be replaced or the function will be eliminated. The 5% who have not responded will be replaced or their function will either be eliminated or be the subject of contingency plans if no response is received by June 30, 1999.
(3) The renovation or replacement of mission-critical corporate-developed computer systems was substantially completed by year end 1998 and management expects the work of renovating or replacing all non-compliant corporate-developed systems to be substantially completed by June 30, 1999. After renovation or replacement, the systems are then subjected to Year 2000 compliance testing as described in the following paragraph. Management continues to monitor Year 2000 compliance by third party providers of computer systems, including embedded systems, and services. Management believes it is on schedule for substantially all such systems and services, including those considered mission-critical, to be confirmed by the end of second quarter 1999 as Year 2000 compliant or be the subject of a satisfactory plan for compliance. If such confirmation is not received by June 30, 1999, the system or service will be replaced, eliminated or the subject of contingency plans.
(4) Year 2000 compliance testing is an ongoing three-part process: after a system has been renovated, it is tested to determine if it still performs its intended business function correctly; next, it undergoes a simulation test using dates occurring after December 31, 1999; last, integrated systems tests are conducted to verify that the systems continue to work together with the computers' internal clocks set to post December 31, 1999 dates. Management plans to complete the first two phases of testing by June 30, 1999. Integrated systems testing will continue throughout 1999 as needed. To date, the testing process has revealed performance issues related to Equitable Life's replacement general ledger system, which management believes will be resolved on a timely basis. All significant automated data interfaces with third parties will also be tested for Year 2000 compliance, including those with Lend Lease, Alliance, The Chase Manhattan Bank, Sunguard, Pershing and Computer Science Corporation, who provide, among other services, material investment management, accounting, banking, annuity processing and securities clearance services for Equitable Life's General and certain of its Separate Accounts. Equitable Life has retained third parties to assist with selective verification of the Year 2000 renovation of certain systems.
(5) Existing business continuity and disaster recovery plans cover certain categories of contingencies that could arise as a result of Year 2000 related failures. These plans are being supplemented to address contingencies unique to the millennium change. Management anticipates that Year 2000 specific contingency plans will be developed by the end of second quarter 1999. Equitable Life has retained a consulting firm to assist with planning for contingencies.

Equitable Life's Year 2000 compliance project is currently estimated to cost $30 million through the end of 1999, of which approximately $26.4 million was incurred through March 31, 1999. Equitable Life's new computer application development and procurement have not been subject to any delay caused in whole or part by Year 2000 efforts that is expected to have a material adverse effect on The Equitable's financial condition or results of operations.

Investment Subsidiaries - DLJ and Alliance's Year 2000 related activities and progress to date are summarized below. For further information, see their respective filings on Form 10-K for the year ended December 31, 1998.

DLJ - As a result of DLJ's recent business expansion and headquarters' move, many of its computer systems are Year 2000 compliant. Year 2000 project plans have been developed and management oversight groups and project managers monitor DLJ's decentralized implementation of those plans for its information technology ("IT") and non-IT systems. DLJ has retained several consulting firms with expertise in advising corporations on Year 2000 issues. DLJ has identified mission critical systems and determined which of these systems are not Year 2000 compliant. DLJ's correspondent clearance business has renovated, tested and returned all of its non-Year 2000 compliant applications to production, as remediation has been completed. With respect to the rest of DLJ's systems, all mission critical systems have been renovated, implemented and tested. The same process is being performed for non-critical systems and is expected to be completed by the second quarter of 1999. None of DLJ's other major information technology projects have been affected significantly due to the implementation of the Year 2000 project. DLJ has identified all significant third parties and has received assurances they all are taking the necessary steps to prepare for the Year 2000. DLJ participates in various types of testing scheduling sponsored by a securities industry association. To date, DLJ has achieved successful results in each of the tests in which it has participated. Testing of internal and external systems will continue throughout 1999 to ensure all remediated systems remain compliant.

DLJ currently estimates its Year 2000 costs at approximately $90 million, with $86 million incurred through March 31, 1999. DLJ is assessing contingency requirements and will develop a contingency plan by June 30, 1999. DLJ's correspondent clearance business has a written general contingency plan, which covers a variety of independent events that may require recovery/contingency plans, including Year 2000 system failures. To enhance this plan, Year 2000 specific scenarios are being developed.

Alliance - During 1997, Alliance began a formal Year 2000 initiative, managed by a Year 2000 project office and focusing on both IT and non-IT systems. Alliance has retained a number of consulting firms with expertise in advising and assisting clients with regard to Year 2000 issues. By June 30, 1998, Alliance had completed an inventory and assessment of its domestic and international computer systems, identified its mission-critical and non-mission-critical systems, and determined which of these systems were not Year 2000 compliant. All third party suppliers of mission-critical systems and services have been contacted; substantially all of those contacted have responded. Approximately 90% of the responses indicate their systems are or will be Year 2000 compliant. Alliance will seek alternative solutions or third party suppliers for all suppliers who do not furnish a satisfactory response by June 30, 1999. The same process is being performed for non-mission-critical systems with an estimated completion date of June 30, 1999. Alliance has remediated, replaced or retired all of its non-compliant mission-critical systems and applications with the exception of one portfolio management system which will be replaced by a Year 2000 compliant system by August 31, 1999. Remediation of non-mission-critical systems is expected to be completed by June 30, 1999. Alliance has completed the business functionality and the post-December 31, 1999 testing for approximately 98% of its mission-critical systems and approximately 89% of its non-mission-critical systems. Full integration testing of all remediated systems is estimated to be completed by June 30, 1999. Testing of interfaces with third party suppliers has begun and will continue throughout 1999. Alliance has completed an inventory of its technical infrastructure and corporate facilities and has begun to evaluate and test these systems. Alliance expects them to be fully operable in the Year 2000. Certain other planned IT projects have been deferred until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on Alliance's financial condition or results of operations. Assisted by a consulting firm, Alliance is developing formal Year 2000 specific contingency plans with emphasis on mission-critical systems. These plans seek to provide alternative methods of processing in the event of a failure that is outside of Alliance's control. The targeted completion date of these plans is June 30, 1999.

Alliance estimates its cost of the Year 2000 initiative will range between $40 million and $45 million. Such costs consist principally of remediation costs and costs to develop formal Year 2000 specific contingency plans. Through March 31, 1999, Alliance has incurred approximately $28 million of those costs.

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

The forward-looking statements under "Year 2000" should be read in conjunction with the disclosure set forth under "Forward-Looking Statements" on page 33. To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act.


LIQUIDITY AND CAPITAL RESOURCES

In first quarter 1999, DLJ filed a registration statement, which was subsequently amended on May 6, 1999, with the SEC relating to a proposed, initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business. Based on the amendment, DLJ intends to offer 15 million shares of stock at $13 to $15 per share.

In March 1999, DLJ filed a registration statement with the SEC, establishing a $2.0 billion shelf of senior or subordinated debt securities or preferred stock. In April 1999, DLJ issued $650 million 5 7/8% Senior Notes due 2002 from this shelf.

On April 8, 1999, Alliance announced a proposed reorganization of its business that will give Alliance Unitholders the choice between (1) continuing to hold liquid Alliance Units listed on the New York Stock Exchange that are subject to a Federal tax on Alliance's gross business income and (2) holding a highly illiquid interest in a new private limited partnership that is not subject to the tax. The proposed reorganization will require the approval of a majority of Alliance's unaffiliated public Unitholders and certain other contractual and regulatory approvals. Alliance expects that the reorganization and public exchange offer will be completed in the third quarter of 1999. Equitable Life and its subsidiaries intend to exchange substantially all of their Alliance Units for limited partnership interests and a general partnership interest in the new private limited partnership immediately following, and subject to the same terms and conditions as, the public exchange offer.

Under the stock repurchase program authorized by its Board of Directors, the Holding Company repurchased approximately 25,000 shares of Common Stock at a cost of approximately $1.7 million during first quarter 1999. Of the Common Stock originally subject to put options sold in connection with the repurchase program, the Holding Company purchased none during the first quarter 1999; 300,000 of such options expired unexercised during first quarter 1999, and 300,000 of such options remain outstanding and are exercisable from time to time during the first half of 1999.

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At March 31, 1999, approximately $70.0 million was outstanding under the commercial paper program; no amounts were outstanding under the revolving credit facility.

In March 1998, the NAIC approved its Codification project. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. It is not possible to predict whether, in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Consolidated Cash Flows

The net cash used by operating activities was $2.01 billion for first quarter 1999 compared to $1.04 billion for first quarter 1998. Cash used by operating activities in 1999 principally was attributable to the $1.61 billion net change in trading activities and broker-dealer related receivables/payables at DLJ reflecting an increase in operating assets and the $557.8 million change in other payables and accrued expenses. The 1998 cash used by operations principally was due to the $596.7 million net change in trading activities and broker-dealer related receivables/payables at DLJ as increases in operating assets more than offset increases in operating liabilities and the $429.1 million change in clearing association fees and regulatory deposits.

Net cash used by investing activities was $1.05 billion for first quarter 1999 as compared to net cash provided by investing activities of $51.6 million for the same period in 1998. Cash used by investing activities during the first three months of 1999 primarily was attributable to the increase in invested assets as purchases exceeded investment sales, maturities and repayments by approximately $953.9 million. In 1998, investment purchases exceeded sales, maturities and repayments by $87.2 million. Loans to the discontinued GIC segment were reduced by $300.0 million during first quarter 1998.

Net cash provided by financing activities totaled $3.73 billion for first quarter 1999 as compared to $1.32 billion in first quarter 1998. Net cash provided by financing activities during first quarter 1998 primarily resulted from a $2.81 billion increase in short-term financings, principally due to net repurchase agreement activity. Net additions to long-term debt provided $757.0 million of additional cash in first quarter 1999. Deposits to policyholders' account balances exceeded withdrawals by $162.2 million during first quarter 1999. During first quarter 1998, cash provided by net additions to long-term debt of $162.1 million and the net increase of $1.14 billion in short-term financing, principally at DLJ, were partially offset by withdrawals from policyholders' accounts exceeding additions by $98.1 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first three months of 1999 of $675.9 million to $3.01 billion.


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

Market Risk. The Equitable's businesses are subject to market risks arising from its insurance asset/liability management, asset management and trading activities. Primary market risk exposures exist in the insurance and investment banking segments and result from interest rate fluctuations, equity price movements, changes in credit quality and, at DLJ, foreign currency exchange exposure. The nature of each of these risks is discussed under the captions "Investment Results of General Account Investment Assets - Other Equity Investments" and "Market Risk, Risk Management and Derivative Financial Instruments" as well as in Note 16 of Notes to Consolidated Financial Statements in The Equitable's 1998 report on Form 10-K.

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

Insurance. The Insurance Group's future sales of life insurance and annuity products are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. In addition, the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. The Administration's year 2000 budget proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Insurance" and "Business - Regulation - Federal Initiatives" in The Equitable's 1998 report on Form 10-K. The profitability of Insurance depends on a number of factors, including levels of operating expenses, secular trends and The Equitable's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have, and in the future may, create significant volatility in investment income. See "Investment Results of General Account Investment Assets" in this report and in the 1998 Form 10-K. The ability of The Equitable to continue its accelerated real estate sales program during 1999 without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations regarding property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate" in the 1998 Form 10-K. The Equitable's disability income ("DI") and group pension businesses produced pre-tax losses in 1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business during 1998 and 1997, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is reviewing the arrangements pursuant to which a third party manages claims incurred under DI policies previously issued by Equitable Life and is exploring its ability to dispose of the DI business through reinsurance. See "Combined Operating Results by Segment Insurance" in the 1998 Form 10-K.

Investment  Banking.  For the years  ended  December  31,  1998,  1997 and 1996,
Investment Banking accounted for approximately 36.7%, 54.8% and 84.0%, respectively, of The Equitable's consolidated earnings from continuing operations before Federal income taxes, minority interest and cumulative effect of accounting change. DLJ's business activities include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management. These activities are subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions. Over the last several years DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Banking" in the 1998 Form 10-K for a discussion of the negative impact on DLJ in the second half of 1998 of global economic problems, particularly in Japan and in emerging markets including Russia and Asia. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

Asset Management. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are therefore affected by market appreciation or depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. See "Combined Operating Results by Segment - Asset Management" and "- Fees and Assets Under Management" in this report and in the 1998 Form 10-K.

Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities and GIC lines of business continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See "Discontinued Operations" in the 1998 Form 10-K for further information including discussion of significant reserve strengthening in 1997 and 1996 and the assumptions used in making cash flow projections.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Equitable's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against The Equitable to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information see "Business Regulation" and "Legal Proceedings" in the 1998 Form 10-K and "Legal Proceedings" in Part II, Item 1. of this reportt.

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on The Equitable's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements in the 1998 Form 10-K for pronouncements issued but not implemented. In addition, the NAIC approved its Codification project providing regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. It is not possible to predict whether, in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Regulation and Statutory Capital and Surplus. The businesses conducted by The Equitable's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment banking, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. Such regulators have the discretionary authority, in connection with the continual licensing of members of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. See "Liquidity and Capital Resources - Insurance" in the 1998 Form 10-K.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1998, except as described below:

In Bradley, a hearing on plaintiff's motions to compel discovery and for class certification, and on EVLICO's and EOC's motion for summary judgment, has been re-scheduled.

In Hallabrin, the parties entered into an agreement settling on an individual basis, with prejudice, all claims against Equitable Life and EQ Financial. The court has dismissed all claims against Equitable Life and EQ Financial with prejudice.

In Greenwald, in April 1999, Equitable Life filed a motion to dismiss the complaint.

In Hill, in April 1999, Equitable Life and EVLICO filed a motion to dismiss the complaint.

In Rickel, the complaint was dismissed in April 1999 by the Court. Plaintiff's time to appeal has not yet expired. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition or DLJ's results of operations in any particular period.

In Dayton Monetary Associates, DLJSC and all plaintiffs have reached settlements, which are in the process of being completed. DLJ's management believes that such settlements will not have a material adverse effect on DLJ's consolidated financial condition or results of operations in any particular period.

The Mid-American Waste Systems action pending in the Court of Common Pleas, Franklin County, Ohio, and the Mid-American Waste Systems action pending in New York Supreme Court have been settled as against DLJSC, subject to completing settlement documentation. DLJ's management believes that such settlements will not have a material adverse effect on DLJ's consolidated financial condition or results of operation in any particular period.

In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of these matters will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 27      Financial Data Schedule

                (b) Reports on Form 8-K

                    On April 8, 1999, the Holding Company filed a Current Report on Form 8-K relating to the reorganization of Alliance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Companies Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 14, 1999              THE EQUITABLE COMPANIES INCORPORATED


                                   By:      /s/Stanley B. Tulin
                                            ------------------------------------
                                            Name:   Stanley B. Tulin
                                            Title:  Executive Vice President and
                                                    Chief Financial Officer


Date:    May 14, 1999                       /s/Alvin H. Fenichel
                                            ------------------------------------
                                            Alvin H. Fenichel
                                            Senior Vice President and Controller