Form 10-Q
period 1999-09-30
AXA FINANCIAL INC
filed 1999-11-12
CIK 888002

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                        -------------

                                          FORM 10-Q

                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999             Commission File No. 1-11166
--------------------------------------------------------------------------------


                               AXA Financial, Inc.
                               -------------------
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
                                                      --------------------------


                      The Equitable Companies Incorporated
--------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                   Yes |X|   No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Shares Outstanding
                   Class                           at November 10, 1999
-------------------------------------    -------------------------------------

        Common Stock, $.01 par value                   450,191,189

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                             Page #
PART I       FINANCIAL INFORMATION

Item 1:      Unaudited Consolidated Financial Statements
             o Consolidated Balance Sheets as of September 30, 1999 and  December 31, 1998...   3
             o Consolidated Statements of Earnings for the Three Months and Nine
               Months Ended September 30, 1999 and 1998......................................   4
             o Consolidated Statements of Shareholders' Equity for the Nine Months
               Ended September 30, 1999 and 1998.............................................   5
             o Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and 1998...................................................   6
             o Notes to Consolidated Financial Statements....................................   7

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................   17

Item 3:      Quantitative and Qualitative Disclosures About Market Risk......................   37

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings...............................................................   38

Item 6:      Exhibits and Reports on Form 8-K................................................   39

SIGNATURES...................................................................................   40


PART I  FINANCIAL INFORMATION
        ITEM 1:  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1999             1998
                                                                      -------------    -------------
                                                                              (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value...................    $  19,666.7      $  19,449.3
    Held to maturity, at amortized cost...........................          251.8            250.9
  Investment banking trading account securities, at market value..       20,023.1         13,195.1
  Securities purchased under resale agreements....................       24,735.0         20,063.3
  Mortgage loans on real estate...................................        3,184.4          2,809.9
  Equity real estate..............................................        1,470.0          1,676.9
  Policy loans....................................................        2,209.0          2,086.7
  Other equity investments........................................        1,523.4          1,234.7
  Other invested assets...........................................        1,007.0            809.6
                                                                      -------------    -------------
     Total investments............................................       74,070.4         61,576.4
Cash and cash equivalents.........................................        2,428.8          2,335.4
Broker-dealer related receivables.................................       47,724.8         34,589.9
Deferred policy acquisition costs.................................        3,843.4          3,563.8
Other assets......................................................        6,070.2          5,500.9
Closed Block assets...............................................        8,603.9          8,632.4
Separate Accounts assets..........................................       46,235.4         43,302.3
                                                                      -------------    -------------

TOTAL ASSETS......................................................    $ 188,976.9      $ 159,501.1
                                                                      =============    =============

LIABILITIES
Policyholders' account balances...................................    $  21,325.2      $  20,857.5
Future policy benefits and other policyholders liabilities........        4,776.2          4,726.4
Securities sold under repurchase agreements.......................       51,390.1         35,775.6
Broker-dealer related payables....................................       34,194.0         26,418.3
Short-term and long-term debt.....................................        7,805.3          6,300.1
Other liabilities.................................................        8,596.5          7,441.8
Closed Block liabilities..........................................        9,040.6          9,077.0
Separate Accounts liabilities.....................................       46,125.0         43,211.3
                                                                      -------------    -------------
     Total liabilities............................................      183,252.9        153,808.0
                                                                      -------------    -------------

Commitments and contingencies (Notes 7 and 13)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock..............................          532.5            598.4
Stock employee compensation trust.................................         (532.5)          (598.4)
Common stock, at par value........................................            4.5              2.2
Capital in excess of par value....................................        3,729.6          3,662.1
Treasury stock....................................................         (414.9)          (247.1)
Retained earnings.................................................        2,727.0          1,926.1
Accumulated other comprehensive (loss) income.....................         (322.2)           349.8
                                                                      -------------    -------------
     Total shareholders' equity...................................        5,724.0          5,693.1
                                                                      -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................    $ 188,976.9      $ 159,501.1
                                                                      =============    =============

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                             ---------------------------  --------------------------
                                                 1999          1998          1999           1998
                                             ------------- ------------  ------------  -------------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Universal life and investment-type
  product policy fee income................. $    314.3    $    270.3    $    918.8    $     787.4
Premiums....................................      140.0         147.1         405.6          436.2
Net investment income.......................    1,094.4       1,110.4       3,257.4        3,468.4
Investment banking principal transactions,
  net.......................................      185.2        (183.5)        605.9           63.9
Investment (losses) gains, net..............      (33.6)         (5.6)        152.6          120.3
Commissions, fees and other income..........    1,464.5       1,010.9       4,247.4        3,327.3
Contribution from the Closed Block..........       23.7          24.0          65.6           66.4
                                             ------------  ------------  ------------  -------------

     Total revenues.........................    3,188.5       2,373.6       9,653.3        8,269.9
                                             ------------  ------------  ------------  -------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances..................................      267.2         289.5         807.0          872.8
Policyholders' benefits.....................      262.0         244.1         756.7          764.5
Other operating costs and expenses..........    2,203.9       1,573.6       6,548.4        5,376.2
                                             ------------  ------------  ------------  -------------
     Total benefits and other deductions....    2,733.1       2,107.2       8,112.1        7,013.5
                                             ------------  ------------  ------------  -------------

Earnings from continuing operations before
  Federal income taxes and minority interest      455.4         266.4       1,541.2        1,256.4
Federal income taxes........................      136.0          86.0         437.1          414.8
Minority interest in net income of
  consolidated subsidiaries.................       84.4          41.3         260.4          188.9
                                             ------------  ------------  ------------  -------------
Earnings from continuing operations.........      235.0         139.1         843.7          652.7
Discontinued operations, net of Federal
  income taxes..............................       (3.4)           .7         (10.0)           2.5
                                             ------------  ------------  ------------  -------------

Net Earnings................................ $    231.6    $    139.8     $   833.7     $    655.2
                                             ============  ============  ============  =============

Per Common Share:
  Basic:
   Earnings from continuing operations...... $      .54    $      .31    $     1.93    $      1.47
   Discontinued operations, net of Federal
     income taxes...........................       (.01)          .01          (.03)          -
                                             ------------  ------------  ------------  -------------
   Net Earnings............................. $      .53    $      .32    $     1.90    $      1.47
                                             ============  ============  ============  =============
  Diluted:
   Earnings from continuing operations...... $      .52    $      .31    $     1.84    $      1.42
   Discontinued operations, net of Federal
     income taxes...........................       (.01)         -             (.02)          -
                                             ------------  ------------  ------------  -------------
   Net Earnings............................. $      .51    $      .31    $     1.82    $      1.42
                                             ============  ============  ============  =============

Cash Dividends Per Common Share              $      .025   $      .025   $      .075   $       .075
                                             ============  ============  ============  =============




                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                     1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year.......  $     598.4      $      514.4
Exchange of Series D convertible preferred stock..............        (45.0)              -
Change in market value of shares..............................        (20.9)            (86.6)
                                                                --------------   --------------
Series D convertible preferred stock, end of period...........        532.5             427.8
                                                                --------------   --------------

Stock employee compensation trust, beginning of year..........       (598.4)           (514.4)
Exchange of Series D convertible preferred stock in the
  employee compensation trust.................................         45.0               -
Change in market value of shares..............................         20.9              86.6
                                                                --------------   --------------
Stock employee compensation trust, end of period..............       (532.5)           (427.8)
                                                                --------------   --------------

Common stock, at par value, beginning of year.................          2.2               2.2
Additional common stock issued, at par value..................          2.3               -
                                                                --------------   --------------
Common stock, at par value, end of period                               4.5               2.2
                                                                --------------   --------------

Capital in excess of par value, beginning of year.............      3,662.1           3,627.5
Additional capital in excess of par value.....................         67.5              31.2
                                                                --------------   --------------
Capital in excess of par value, end of period.................      3,729.6           3,658.7
                                                                --------------   --------------

Treasury stock, beginning of year.............................       (247.1)              -
Purchase of shares for treasury...............................       (167.8)           (145.0)
                                                                --------------   --------------
Treasury stock, end of period.................................       (414.9)           (145.0)
                                                                --------------   --------------

Retained earnings, beginning of year..........................      1,926.1           1,137.4
Net earnings..................................................        833.7             655.2
Dividends on common stock.....................................        (32.8)            (33.4)
                                                                --------------   --------------
Retained earnings, end of period..............................      2,727.0           1,759.2
                                                                --------------   --------------

Accumulated other comprehensive income, beginning of year.....        349.8             506.4
Other comprehensive (loss) income.............................       (672.0)              7.0
                                                                --------------   --------------
Accumulated other comprehensive (loss) income, end of period..       (322.2)            513.4
                                                                --------------   --------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD.....................  $   5,724.0      $    5,788.5
                                                                ==============   ==============










                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)
Net earnings..................................................  $     833.7      $      655.2
  Adjustments to reconcile net earnings to net cash used
   by operating activities:
   Interest credited to policyholders' account balances.......        807.0             872.8
   Universal life and investment-type policy fee income.......       (918.8)           (787.4)
   Net change in trading activities and broker-dealer related
     receivables/payables.....................................    (12,297.4)         (2,365.7)
   Increase in matched resale agreements......................    (11,586.3)         (2,317.8)
   Increase in matched repurchase agreements..................     11,586.3           2,317.8
   Investment gains, net of dealer and trading gains..........       (238.4)           (253.2)
   Change in clearing association fees and regulatory deposits        308.3              41.9
   Change in accounts payable and accrued expenses............        760.8             323.5
   Change in Federal income tax payable.......................        230.9              61.3
   Other, net.................................................       (633.2)           (605.1)
                                                                --------------   --------------

Net cash used by operating activities.........................    (11,147.1)         (2,056.7)
                                                                --------------   --------------

Cash flows from investing activities:
  Maturities and repayments...................................      1,487.9           1,869.1
  Sales.......................................................      6,969.7          13,849.8
  Purchases...................................................    (10,229.4)        (16,106.7)
  Decrease in loans to discontinued operations................          -               300.0
  Other, net..................................................       (305.0)           (323.2)
                                                                --------------   --------------

Net cash used by investing activities.........................     (2,076.8)           (411.0)
                                                                --------------   --------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................      1,997.4           1,066.8
    Withdrawals...............................................     (1,460.6)         (1,314.2)
  Increase in short-term financings...........................     11,423.5           1,977.6
  Additions to long-term debt.................................      1,336.2           1,970.8
  Repayments of long-term debt................................       (169.0)           (495.5)
  Payment of obligation to fund accumulated deficit of
   discontinued operations....................................          -               (87.2)
  Purchase of treasury stock..................................       (167.8)           (145.0)
  Other, net..................................................        357.6             253.2
                                                                --------------   --------------

Net cash provided by financing activities.....................     13,317.3           3,226.5
                                                                --------------   --------------

Change in cash and cash equivalents...........................         93.4             758.8
Cash and cash equivalents, beginning of year..................      2,335.4             597.4
                                                                --------------   --------------

Cash and Cash Equivalents, End of Period......................  $   2,428.8      $    1,356.2
                                                                ==============   ==============

Supplemental cash flow information
  Interest Paid...............................................  $   3,836.0      $    3,520.9
                                                                ==============   ==============
  Income Taxes Paid...........................................  $     160.0      $      312.2
                                                                ==============   ==============


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

     On September 3, 1999, The Equitable Companies Incorporated changed its name to AXA Financial, Inc. (the "Holding Company"). Reports and filings with the SEC made before September 3 can be found under The Equitable Companies Incorporated's name.

     The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Holding Company and its consolidated subsidiaries (together, "AXA Financial") for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     The terms "third quarter 1999" and "third quarter 1998" refer to the three months ended September 30, 1999 and 1998, respectively. The terms "first nine months of 1999" and "first nine months of 1998" refer to the nine months ended September 30, 1999 and 1998, respectively.

     Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

2)   CAPITAL STOCK

     In September 1999, the Board of Directors declared a two-for-one stock split (the "Stock Split") of the Holding Company's Common Stock. The Stock Split was effected in the form of a 100% stock dividend to shareholders of record on September 27, 1999 and was paid on October 1, 1999. The par value of the Common Stock remains at $0.01 per share. To reflect the par value of the shares after the split, an adjustment was made from Capital in excess of par value to Common stock. In the accompanying consolidated financial statements and footnotes, all Common Stock, per share and option data have been restated for the effect of the Stock Split.

     In December 1993, the Holding Company established a SECT to provide a source of funding for a portion of obligations arising from various employee compensation and benefits programs of subsidiaries. At that time, the Holding Company sold 60,000 shares of Series D Preferred Stock to the SECT. Periodically, the SECT is required to distribute an amount of Series D Preferred Stock (or Common Stock issued on conversion thereof) based on a predetermined formula. In April 1996, the Holding Company had registered with the SEC approximately 11.9 million shares (on a pre-Stock Split basis) of Common Stock issuable upon conversion of shares of Series D Preferred Stock held by the SECT. In September 1999, the SECT released 4,020 shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. AXA purchased 146,100 shares directly, the Holding Company purchased 1,356,500 shares in connection with its treasury stock repurchase program while the remaining shares were sold through an agent to the public. The net proceeds of the sale after the repurchase of treasury shares of $7.4 million increased shareholders' equity.

3)   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to defer its effective date by one year to all fiscal years beginning after June 15, 2000. AXA Financial expects to adopt SFAS No. 133 effective January 1, 2001.

 4)  DEFERRED POLICY ACQUISITION COSTS

     As part of its asset/liability management process, in second quarter 1999, management initiated a review of the matching of invested assets to Insurance product lines given their different liability characteristics and liquidity requirements. As a result of this review, management reallocated the current and prospective interests of the various product lines in the invested assets. These asset reallocations and the related changes in investment yields by product line, in turn, triggered a review of and revisions to the estimated future gross profits used to determine the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) or $.20 per basic and $.19 per diluted share for the nine months ended September 30, 1999.

 5)  INVESTMENTS

     Investment valuation allowances and changes thereto are shown below:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
                                                                      1999            1998
                                                                   ------------    ------------
                                                                          (IN MILLIONS)
     Balances, beginning of year.................................. $   230.6       $   384.5
     Additions charged to income..................................      34.5            72.6
     Deductions for writedowns and asset dispositions.............    (107.7)         (173.8)
                                                                   ------------    ------------
     Balances, End of Period...................................... $   157.4       $   283.3
                                                                   ============    ============

     Balances, end of period:
       Mortgage loans on real estate.............................. $    32.3       $    28.5
       Equity real estate.........................................     125.1           254.8
                                                                   ------------    ------------
     Total........................................................ $   157.4       $   283.3
                                                                   ============    ============

     For the third quarter and first nine months of 1999 and of 1998, investment income is shown net of investment expenses (including interest expense to finance short-term trading instruments) of $848.5 million, $2,456.7 million, $858.2 million and $2,551.9 million, respectively.

     As of September 30, 1999 and December 31, 1998, fixed maturities classified as available for sale had amortized costs of $19,837.4 million and $18,907.9 million, fixed maturities in the held to maturity portfolio had estimated fair values of $260.8 million and $270.4 million and investment banking trading account securities had amortized costs of $20,452.9 million and $13,385.6 million, respectively. Other equity investments included equity securities with carrying values of $887.4 million and $672.1 million and costs of $826.2 million and $574.2 million at September 30, 1999 and December 31, 1998, respectively.

     On January 1, 1999, investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios within other equity investments amounting to $149.8 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $87.3 million ($45.7 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statements of earnings. In the third quarter and first nine months of 1999, net unrealized holding losses of $3.8 million and $3.7 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $18.4 million and costs of $22.1 million at September 30, 1999.

     For the first nine months of 1999 and of 1998, proceeds received on sales of fixed maturities classified as available for sale amounted to $6,362.4 million and $13,271.1 million, respectively. Gross gains of $49.9 million and $116.1 million and gross losses of $118.5 million and $72.7 million were realized on these sales for the first nine months of 1999 and of 1998, respectively. Unrealized investment gains (losses) related to fixed maturities classified as available for sale decreased by $1,021.0 million in the first nine months of 1999, resulting in a balance of $479.6 million of unrealized investment losses at September 30, 1999.

 Impaired mortgage loans along with the related provision for losses were as follows:


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)
     Impaired mortgage loans with provision for losses.......... $     158.5      $    125.4
     Impaired mortgage loans without provision for losses.......        10.9             8.6
                                                                 -------------    -------------
     Recorded investment in impaired mortgage loans.............       169.4           134.0
     Provision for losses.......................................       (27.1)          (29.0)
                                                                 =============    =============
     Net Impaired Mortgage Loans................................ $     142.3      $    105.0
                                                                 =============    =============

     During the first nine months of 1999 and of 1998, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $139.1 million and $177.1 million. Interest income recognized on these impaired mortgage loans totaled $9.6 million and $9.5 million ($.1 million and $.9 million recognized on a cash basis) for the first nine months of 1999 and 1998, respectively.

 6)  SALE OF SUBSIDIARY STOCK

     During second quarter 1999, DLJ completed its offering of a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business. As a result of this offering, AXA Financial recorded a non-cash pre-tax realized gain of $212.3 million.

 7)  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements are treated as financing transactions and carried at the amounts at which the securities subsequently will be reacquired per the respective agreements. These agreements with counterparties were collateralized principally by U.S. government securities. The weighted average interest rates on securities sold under repurchase agreements were 5.02% and 4.89% at September 30, 1999 and December 31, 1998, respectively.

 8)  CLOSED BLOCK

     Summarized financial information for the Closed Block is as follows:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)
     ASSETS
     Fixed maturities:
       Available for sale, at estimated fair value (amortized
         cost of $4,009.5 and $4,149.0)........................ $   3,967.5      $    4,373.2
     Mortgage loans on real estate.............................     1,722.5           1,633.4
     Policy loans..............................................     1,603.1           1,641.2
     Cash and other invested assets............................       295.5              86.5
     Deferred policy acquisition costs.........................       840.4             676.5
     Other assets..............................................       174.9             221.6
                                                                --------------   --------------
     Total Assets.............................................. $   8,603.9      $    8,632.4
                                                                ==============   ==============

     LIABILITIES
     Future policy benefits and other policyholders' account
       balances................................................ $   9,005.5      $    9,013.1
     Other liabilities.........................................        35.1              63.9
                                                                --------------   --------------
     Total Liabilities......................................... $   9,040.6      $    9,077.0
                                                                ==============   ==============

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)
     REVENUES
     Premiums and other income......... $   147.9     $   155.1     $    460.3     $   488.1
     Investment income (net of
     investment expenses of $3.1,
       $4.7, $13.1 and $15.5)..........     142.3         143.3          429.5         425.0
     Investment (losses) gains, net....      (6.6)           .3           (5.1)         (1.6)
                                        ------------  ------------  -------------  ------------
     Total revenues....................     283.6         298.7          884.7         911.5
                                        ------------  ------------  -------------  ------------

     BENEFITS AND OTHER DEDUCTIONS
     Policyholders' benefits and
       dividends.......................     238.6         252.8          765.5         797.6
     Other operating costs and expenses      21.3          21.9           53.6          47.5
                                        ------------  ------------  -------------  ------------
     Total benefits and other deductions    259.9         274.7          819.1         845.1
                                        ------------  ------------  -------------  ------------

     Contribution from the Closed Block $    23.7     $    24.0     $     65.6     $    66.4
                                        ============  ============  =============  ============

     Investment valuation allowances amounted to $8.7 million and $11.1 million on mortgage loans and $13.9 million and $15.4 million on equity real estate at September 30, 1999 and December 31, 1998, respectively.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1999            1998
                                                                --------------  --------------
                                                                        (IN MILLIONS)

     Impaired mortgage loans with provision for losses.........  $      39.3     $      55.5
     Impaired mortgage loans without provision for losses......          4.4             7.6
                                                                --------------  --------------
     Recorded investment in impaired mortgages.................         43.7            63.1
     Provision for losses......................................         (7.7)          (10.1)
                                                                --------------  --------------
     Net Impaired Mortgage Loans...............................  $      36.0     $      53.0
                                                                ==============  ==============


     During the first nine months of 1999 and of 1998, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $45.0 million and $97.5 million. Interest income recognized on these impaired mortgage loans totaled $2.6 million and $4.0 million ($1.5 million recognized on a cash basis for the first nine months of 1998) for the first nine months of 1999 and 1998, respectively.

 9)  DISCONTINUED OPERATIONS

     Summarized financial information for discontinued operations follows:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)
     ASSETS
     Mortgage loans on real estate............................. $     471.9      $      553.9
     Equity real estate........................................       563.1             611.0
     Other equity investments..................................        66.0             115.1
     Other invested assets.....................................        53.9              24.9
                                                                --------------   --------------
       Total investments.......................................     1,154.9           1,304.9
     Cash and cash equivalents.................................        47.9              34.7
     Other assets..............................................       222.0             219.0
                                                                --------------   --------------
     Total Assets.............................................. $   1,424.8      $    1,558.6
                                                                ==============   ==============

     LIABILITIES
     Policyholders liabilities................................. $   1,002.5      $    1,021.7
     Allowance for future losses...............................       291.9             305.1
     Other liabilities.........................................       130.4             231.8
                                                                --------------   --------------
     Total Liabilities......................................... $   1,424.8      $    1,558.6
                                                                ==============   ==============

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)
     REVENUES
     Investment income (net of
       investment expenses of $12.8,
       $15.8,$ 38.3 and $53.3)......... $    30.2     $    46.3     $     72.7     $   124.8
     Investment (losses) gains, net....      (6.2)          1.5          (16.7)         34.7
     Other income, net.................        .1           -               .1           (.1)
                                        ------------  ------------  -------------  ------------
     Total revenues....................      24.1          47.8           56.1         159.4

     BENEFITS AND OTHER DEDUCTIONS.....      26.5          35.3           80.9         109.9
     (Losses charged) earnings credited
       to allowance for future losses..      (2.4)         12.5          (24.8)         49.5
                                        ------------  ------------  -------------  ------------
     Pre-tax loss from operations......       -             -              -             -
     Pre-tax (loss from strengthening)
       earnings from releasing the
       allowance for future losses.....      (4.6)          1.2          (14.7)          3.9
     Federal income tax benefit
       (expense).......................       1.2           (.5)           4.7          (1.4)
                                        ------------  ------------  -------------  ------------
     (Loss) Earnings from Discontinued
       Operations...................... $    (3.4)    $      .7     $    (10.0)    $     2.5
                                        ============  ============  =============  ============


     AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of September 30, 1999 and 1998 resulted in management's decision to strengthen the allowance by $14.7 million and release the allowance by $3.9 million for the nine months ended September 30, 1999 and 1998, respectively. This resulted in after-tax losses of $10.0 million for the first nine months of 1999 and after-tax earnings of $2.5 million for the first nine months of 1998.

     Management believes the allowance for future losses at September 30, 1999 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

     Investment valuation allowances amounted to $3.6 million and $3.0 million on mortgage loans and $40.3 million and $34.8 million on equity real estate at September 30, 1999 and December 31, 1998, respectively.

     Impaired mortgage loans along with the related provision for losses were as follows:


                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1999            1998
                                                                --------------  --------------
                                                                        (IN MILLIONS)
     Impaired mortgage loans with provision for losses.........  $      11.1     $       6.7
     Impaired mortgage loans without provision for losses......           .4             8.5
                                                                --------------  --------------
     Recorded investment in impaired mortgages.................         11.5            15.2
     Provision for losses......................................         (2.7)           (2.1)
                                                                --------------  --------------
     Net Impaired Mortgage Loans...............................  $       8.8     $      13.1
                                                                ==============  ==============


     During the first nine months of 1999 and of 1998, discontinued operations' average recorded investment in impaired mortgage loans was $15.3 million and $95.0 million, respectively. Interest income recognized on these impaired mortgage loans totaled $.5 million and $4.6 million ($3.4 million recognized on a cash basis for the first nine months of 1998) in the first nine months of 1999 and 1998, respectively.

     Benefits and other deductions included $5.8 million and $21.7 million of interest expense related to amounts borrowed from continuing operations for the third quarter and first nine months of 1998.

 10) FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

11)  RESTRUCTURING COSTS

     At September 30, 1999, restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $10.3 million. The amounts paid during the first nine months of 1999 totaled $14.1 million.

12)  COMPUTATION OF PER SHARE EARNINGS

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)
     Net earnings applicable to common
       shares - Basic.................. $   231.6     $   139.8     $    833.7     $   655.2
     Less - effect of assumed exercise
       of options of publicly held
       subsidiaries....................      (7.2)         (1.5)         (28.4)        (13.4)
                                        ------------  ------------  -------------  ------------
     Net Earnings Applicable to Common
       Shares - Diluted................ $   224.4      $  138.3      $   805.3     $   641.8
                                        ============  ============  =============  ============

     Weighted average common shares
       outstanding - Basic.............     437.0         443.9          437.8         444.7
     Add - assumed exercise of stock
       options.........................       4.9           6.3            5.4           6.0
                                        ------------  ------------  -------------  ------------
     Weighted Average Shares
       Outstanding - Diluted...........     441.9         450.2          443.2         450.7
                                        ============  ============  =============  ============

13)  LITIGATION

     There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 1998, except as follows:

     Equitable Life's settlement has become effective with respect to the previously disclosed cases brought by persons insured under Major Medical insurance policies. The parties have obtained dismissal of the actions pending in each of the relevant jurisdictions.

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

     In addition to the matters previously reported and the matters described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial's consolidated financial position or results of operations.

14)  BUSINESS SEGMENT INFORMATION

                                          INVESTMENT         ASSET
                            INSURANCE       BANKING       MANAGEMENT     ELIMINATION       TOTAL
                           ------------  --------------  --------------  ------------- --------------
                                                       (IN MILLIONS)

     THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     ------------------
     Segment revenues..     $   1,076.9   $   1,704.8     $     445.0     $      (3.5)  $   3,223.2
     Non-DLJ investment
       (losses) gains
       and other.......         (35.0)          -                .3             -           (34.7)
                            ------------  --------------  --------------  ------------- --------------
     Total Revenues....     $   1,041.9   $   1,704.8     $     445.3     $      (3.5)  $   3,188.5
                            ============  ==============  ==============  ============= ==============

     Pre-tax operating
       earnings........     $     207.2   $     114.0     $      57.4     $       -     $     378.6
     Investment (losses)
       gains, net of
       related DAC and
       other charges...           (30.9)          -                .2             -           (30.7)
     Pre-tax minority
       interest........             -            58.5            49.0             -           107.5
                            ------------  --------------  --------------  ------------- --------------
     Earnings from
       Continuing
       Operations......     $     176.3   $     172.5     $     106.6     $       -     $     455.4
                            ============  ==============  ==============  ============= ==============

     THREE MONTHS ENDED
     SEPTEMBER 30, 1998
     ------------------

     Segment revenues..     $     983.8   $   1,073.7     $     325.8     $      (4.1)  $   2,379.2
     Non-DLJ investment
        (losses) gains
       and other.......            (6.6)           .6              .4             -            (5.6)
                           ------------  --------------  --------------  ------------- --------------
     Total Revenues....     $     977.2   $   1,074.3     $     326.2     $      (4.1)  $   2,373.6
                           ============  ==============  ==============  ============= ==============

     Pre-tax operating
       earnings........     $     157.0   $      21.1     $      48.0     $       -     $     226.1
     Investment (losses)
        gains, net of
        related DAC and
        other charges..            (9.8)           .5              .2             -            (9.1)
     Pre-tax minority
       interest........             -            15.5            33.9             -            49.4
                           ------------  --------------  --------------  ------------- --------------
     Earnings from
       Continuing
       Operations......     $     147.2   $      37.1     $      82.1     $       -     $     266.4
                           ============  ==============  ==============  ============= ==============



                                              INVESTMENT        ASSET
                                INSURANCE       BANKING       MANAGEMENT     ELIMINATION       TOTAL
                              ------------  --------------  --------------  ------------- --------------
                                                       (IN MILLIONS)

     NINE MONTHS ENDED
     SEPTEMBER 30, 1999
     --------------------
     Segment revenues.....    $   3,207.1   $   5,012.5     $   1,282.9     $     (10.8)  $   9,491.7
     Non-DLJ investment
       (losses) gains
       and other..........          (77.8)        236.4             3.0             -           161.6
                             ------------  --------------  --------------  ------------- --------------
     Total Revenues.......    $   3,129.3   $   5,248.9     $   1,285.9     $     (10.8)  $   9,653.3
                             ============  ==============  ==============  ============= ==============

     Pre-tax operating
       earnings...........    $     630.1   $     395.5     $     159.7     $       -     $   1,185.3
     Investment (losses)
       gains, net of
       related DAC and
       other charges......          (85.9)        236.4             2.5             -           153.0
     Non-recurring DAC
       adjustments........         (131.7)          -               -               -          (131.7)
     Pre-tax minority
       interest...........          -           191.7           142.9             -           334.6
                             ------------  --------------  --------------  ------------- --------------
     Earnings from
       Continuing
       Operations.........    $     412.5   $     823.6     $     305.1     $       -     $   1,541.2
                             ============  ==============  ==============  ============= ==============

     NINE MONTHS ENDED
     SEPTEMBER 30, 1998
     --------------------

     Segment revenues.....    $   3,053.8   $   4,129.5     $     976.6     $     (10.3)  $   8,149.6
     Non-DLJ investment
       gains and other....           68.6          34.7            17.0             -           120.3
                             ------------  --------------  --------------  ------------- --------------
     Total Revenues.......    $   3,122.4   $   4,164.2     $     993.6     $     (10.3)  $   8,269.9
                             ============  ==============  ==============  ============= ==============

     Pre-tax operating
       earnings...........    $     496.4   $     305.4     $     125.0     $       -     $     926.8
     Investment gains,
       net of related
       DAC and other                 40.6          34.4             9.2             -            84.2
       charges
     Pre-tax minority
       interest...........            -           140.9           104.5             -           245.4
                             ------------  --------------  --------------  ------------- --------------
     Earnings from
       Continuing
       Operations.........    $     537.0   $     480.7     $     238.7     $       -     $   1,256.4
                             ============  ==============  ==============  ============= ==============

     TOTAL ASSETS:
     September 30, 1999...    $  80,340.4   $  97,774.6     $  11,159.2     $    (297.3)  $ 188,976.9
                             ============  ==============  ==============  ============= ==============

     December 31, 1998....    $  76,109.4   $  71,970.9     $  11,602.5     $    (181.7)  $ 159,501.1
                             ============  ==============  ==============  ============= ==============


15)  COMPREHENSIVE INCOME

     The components of comprehensive income for the third quarters of 1999 and 1998 and the first nine months of 1999 and 1998 are as follows:


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)
     Net earnings...................... $   231.6     $   139.8     $    833.7     $   655.2
                                        ------------  ------------  -------------  ------------

     Change in unrealized (losses)
     gains, net of reclassification
       adjustment......................    (148.7)        (33.0)        (672.0)          7.0
                                        ------------  ------------  -------------  ------------

     Other comprehensive (loss) income.    (148.7)        (33.0)        (672.0)          7.0
                                        ------------  ------------  -------------  ------------

     Comprehensive Income.............. $    82.9     $   106.8     $    161.7     $   662.2
                                        ============  ============  =============  ============


ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


On September 3 1999, The Equitable Companies Incorporated changed its name to AXA Financial, Inc. ("AXA Financial"). The following analysis of the consolidated operating results and financial condition of AXA Financial should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis ("MD&A") section included in AXA Financial's 1998 Report on Form 10-K. Reports and filings with the SEC made prior to September 3 can be found under The Equitable Companies Incorporated's name.


COMBINED OPERATING RESULTS

The combined and segment level discussions in this MD&A are on an operating results basis; amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude certain revenue and expense categories. The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance analysis, which begins on page 19 likewise reflects the Closed Block amounts on a line-by-line basis. The Investment Banking and Asset Management discussions begin on pages 22 and 24, respectively. The MD&A addresses the combined operating results unless noted otherwise.


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  ---------------------------
                                            1999           1998          1999           1998
                                         ------------  -------------  ------------  -------------
                                                              (IN MILLIONS)

Operating Results:
  Policy fee income and premiums.......  $   601.7     $    572.0     $ 1,780.2     $ 1,711.2
  Net investment income................    1,237.8        1,253.7       3,681.5       3,893.4
  Investment banking principal
    transactions.......................      185.2         (159.2)        605.9          63.9
  Commissions, fees and other income...    1,458.4          987.4       4,243.2       3,326.2
                                         ------------  -------------  ------------  -------------
   Total revenues......................    3,483.1        2,653.9      10,310.8       8,994.7
   Total benefits and other deductions.    2,997.0        2,378.4       8,790.9       7,822.5
                                         ------------  -------------  ------------  -------------

  Pre-tax operating earnings before
    minority interest..................      486.1          275.5       1,519.9       1,172.2
  Minority interest....................     (107.5)         (49.4)       (334.6)       (245.4)
                                         ------------  -------------  ------------  -------------
  Pre-tax operating earnings...........      378.6          226.1       1,185.3         926.8

Pre-tax Adjustments:
  Investment (losses) gains, net of
    related DAC and other charges......      (30.7)          (9.1)        153.0          84.2
  Non-recurring DAC adjustments........        -              -          (131.7)          -
  Minority interest....................      107.5           49.4         334.6         245.4
                                          -----------    -----------   -----------   ------------

GAAP Reported:
  Earnings from continuing operations
    before Federal income taxes and
    minority interest..................      455.4          266.4       1,541.2       1,256.4
  Federal income taxes.................      136.0           86.0         437.1         414.8
  Minority interest in net income of
    consolidated subsidiaries..........       84.4           41.3         260.4         188.9
                                         ------------  -------------  ------------  -------------

Earnings from Continuing Operations....  $   235.0     $    139.1     $   843.7     $   652.7
                                         ============  =============  ============  =============


On a GAAP reported basis, Federal income taxes increased as lower Insurance earnings from continuing operations were more than offset by higher earnings by Investment Banking and Asset Management. Insurance reported earnings for the first nine months of 1999 declined, as compared to the 1998 period, principally due to the effect of the non-recurring DAC adjustments in second quarter 1999 (discussed below) and to realized investment losses in 1999 as compared to gains in 1998. Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at both DLJ and Alliance.

Adjustments to GAAP reported earnings to calculate operating earnings in the first nine months of 1999 excluded net investment gains of $152.1 million (excluding related DAC and other charges totaling $0.9 million) as compared to net investment gains of $112.5 million (excluding related DAC, and other charges and credits totaling $28.3 million) in the first nine months of 1998. The 1999 gains were primarily due to the $212.3 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock in second quarter 1999. In addition, $87.3 million of gains were recognized upon reclassification of publicly-traded common equities to a trading portfolio (see page 31) and $26.4 million of gains resulted from the exercise of subsidiaries' options and conversion of DLJ restricted stock Unit ("RSU"). Losses of $196.8 million on writedowns and sales of General Account fixed maturities partially offset these 1999 gains. The 1998 gains principally resulted from gains of $63.2 million on General Account Investment Assets and from gross gains of $53.3 million on the exercise of Alliance Unit and DLJ stock options and on RSU conversions. Also in second quarter 1999, there was a $131.7 million non-recurring DAC adjustment resulting from the revisions to estimated future gross profits related to the investment asset reallocation (see Note 4 of Notes to the Consolidated Financial Statements included elsewhere herein).

CONTINUING OPERATIONS

Compared to the first nine months of 1998, the higher pre-tax operating results for the first nine months of 1999 were due to increased earnings in all segments. The $1.32 billion increase in revenues for the first nine months of 1999 from the first nine months of 1998 was attributed primarily to a $917.0 million increase in commissions, fees and other income principally due to increased business activity within the Investment Banking and Asset Management segments and to a $542.0 million increase in Investment Banking principal transactions. These increases were partially offset by a $211.9 million decrease in net investment income for the first nine months of 1999 principally in Investment Banking primarily from the decrease in emerging markets proprietary trading.

For the first nine months of 1999, total benefits and other deductions increased by $968.4 million from the comparable period in 1998, reflecting increases in other operating costs and expenses of $1.07 billion partially offset by decreases in interest credited to policyholders' accounts and policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues primarily in the Investment Banking and Asset Management segments.

COMBINED OPERATING RESULTS BY SEGMENT

INSURANCE

The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.


                     INSURANCE - COMBINED OPERATING RESULTS
                                  (IN MILLIONS)

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------
                                                          1999
                                         ----------------------------------------
                                         INSURANCE       CLOSED                        1998
                                         OPERATIONS      BLOCK         COMBINED      COMBINED
                                         -----------   -----------    -----------   -----------

Operating Results:
  Policy fee income and premiums.......  $ 1,320.8     $   459.4      $ 1,780.2     $  1,711.2
  Net investment income................    1,656.0         429.5        2,085.5        2,076.5
  Commissions, fees and other income...      164.7          (4.2)         160.5          111.2
  Contribution from the Closed Block...       65.6         (65.6)           -              -
                                         -----------   -----------    -----------   -----------
   Total revenues......................    3,207.1         819.1        4,026.2        3,898.9
   Total benefits and other deductions.    2,577.0         819.1        3,396.1        3,402.5
                                         -----------   -----------    -----------   -----------
Pre-tax operating earnings.............      630.1           -            630.1          496.4

Pre-tax Adjustments:
  Investment gains (losses), net of DAC
   and other charges...................      (85.9)          -            (85.9)          40.6
  Non-recurring DAC adjustments........     (131.7)          -           (131.7)           -
                                         -----------   -----------    -----------   -----------

GAAP Reported:
  Earnings from Continuing Operations
   before Federal Income Taxes and
   Minority Interest...................  $   412.5     $     -        $   412.5     $    537.0
                                         ===========   ===========    ===========   ===========

For the first nine months of 1999, Insurance pre-tax operating earnings reflected an increase of $133.7 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, higher margins between investment income and interest credited on policyholders' account balances and improved life insurance mortality margins all contributed to the improved operating earnings.

Total revenues increased by $127.3 million primarily due to a $69.0 million increase in policy fee income and premiums, $49.3 million higher commissions, fees and other income and a $9.0 million increase in net investment income. Policy fee income rose $127.8 million to $915.2 million due to higher insurance and annuity account balances while premiums declined $58.8 million to $865.0 million. Net investment income increased slightly as higher income on other equity investments and mortgages was offset by lower income on fixed maturities and equity real estate and by lower income from the Holding Company Group's investment portfolio.

Total benefits and other deductions for the first nine months of 1999 decreased $6.4 million from the comparable 1998 period primarily resulting from a decrease in interest credited on policyholders' account balances due to lower crediting rates and lower policyholders' benefits due to lower life insurance mortality, partially offset by an increase in operating expenses due to the timing of strategic initiative expenses and higher corporate benefits.

Premiums, Deposits and Mutual Fund Sales - The following table lists gross premiums and deposits, including universal life and investment-type contract deposits, as well as mutual fund sales for Insurance distribution channels and major product lines.

                    PREMIUMS, DEPOSITS AND MUTUAL FUND SALES
                                  (IN MILLIONS)

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                       ---------------------------  ---------------------------
                                           1999          1998           1999          1998
                                       -------------  ------------  -------------  ------------
Retail:
Annuities
  First year.......................... $    833.9     $   724.8     $  2,553.9     $ 2,262.3
  Renewal.............................      407.6         392.5        1,365.1       1,299.0
                                       -------------  ------------  -------------  ------------
                                          1,241.5       1,117.3        3,919.0       3,561.3
Life(1)
  First year.........................        90.7         107.2          301.5         331.9
  Renewal.............................      542.6         535.2        1,671.4       1,623.8
                                       -------------  ------------  -------------  ------------
                                            633.3         642.4        1,972.9       1,955.7
Other(2)
  First year..........................        2.9           2.4            8.1           9.2
  Renewal.............................       97.0         103.9          280.6         299.4
  Mutual fund sales...................      706.1         605.4        2,111.1       1,863.5
                                       -------------  ------------  -------------  ------------
                                            806.0         711.7        2,399.8       2,172.1
                                       -------------  ------------  -------------  ------------
   Total retail.......................    2,680.8       2,471.4        8,291.7       7,689.1
                                       -------------  ------------  -------------  ------------

Wholesale:
Annuities
  First year..........................      592.3         464.3        1,503.2       1,202.9
  Renewal.............................       14.2           3.4           32.0           6.7
                                       -------------  ------------  -------------  ------------

   Total wholesale....................      606.5         467.7        1,535.2       1,209.6
                                       -------------  ------------  -------------  ------------

Total Premiums, Deposits
  and Mutual Fund Sales............... $  3,287.3     $ 2,939.1     $  9,826.9     $ 8,898.7
                                       =============  ============  =============  ============

(1)     Includes variable, interest-sensitive and traditional life products.
(2)     Includes health insurance and reinsurance assumed.\

First year premiums and deposits for insurance and annuity products for the first nine months of 1999 increased from prior year levels by $560.4 million primarily due to higher sales of individual annuities by both the retail and wholesale distribution channels, partially offset by a $30.4 million decline in life sales. Renewal premiums and deposits increased by $120.2 million during the first nine months of 1999 over the prior year period as increases in the larger block of individual annuities and variable life business were partially offset by decreases in traditional life policies. During second quarter 1999, a new series of variable life products began to be introduced which management believes will result in increased sales beginning in the first quarter of 2000.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines.

                           SURRENDERS AND WITHDRAWALS
                                  (IN MILLIONS)

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                       ---------------------------  ---------------------------
                                           1999          1998           1999          1998
                                       -------------  ------------  -------------  ------------
Annuities............................. $    874.4     $   626.1     $  2,704.8     $ 2,067.8
Variable and interest-sensitive life..      142.7         120.1          458.8         952.5
Traditional life......................       83.2          83.5          265.5         272.7
                                       -------------  ------------  -------------  ------------

Total................................. $  1,100.3     $   829.7     $  3,429.1     $ 3,293.0
                                       =============  ============  =============  ============

Policy and contract surrenders and withdrawals increased $136.1 million during the first nine months of 1999 compared to the same period in 1998. The prior year total included the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the $697.9 million increase in the first nine months of 1999 compared to the first nine months of 1998 primarily resulted from $705.1 million higher surrenders and withdrawals due to the larger book of individual annuities and variable and interest-sensitive life policies, as well as an increase in the individual annuities' surrender rate from 8.8% in the first nine months of 1998 to 9.5% in the first nine months of 1999.

INVESTMENT BANKING

The following table summarizes the results of continuing operations for Investment Banking.


                     INVESTMENT BANKING - OPERATING RESULTS
                                  (IN MILLIONS)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          ---------------------------  ---------------------------
                                              1999          1998           1999          1998
                                          -------------  ------------  ------------- -------------

Operating Results:
  Commissions, underwritings and fees.... $    963.3     $   658.2     $ 2,821.5     $  2,281.8
  Net investment income..................      537.4         577.5       1,514.0        1,732.6
  Principal transactions - net:
   Dealer and trading gains (losses).....      127.7        (228.2)        520.2          (69.3)
   Investment gains (losses).............       57.5          44.7          85.7          133.2
  Other income...........................       18.9          21.0          71.1           50.7
                                          -------------  ------------  ------------- -------------
   Total revenues........................    1,704.8       1,073.2       5,012.5        4,129.0
   Total costs and expenses..............    1,532.3       1,036.6       4,425.3        3,682.7
                                          -------------  ------------  ------------- -------------
  Pre-tax operating earnings before
   minority interest.....................      172.5          36.6         587.2          446.3
  Minority interest......................      (58.5)        (15.5)       (191.7)        (140.9)
                                          -------------  ------------  ------------- -------------
  Pre-tax operating earnings.............      114.0          21.1         395.5          305.4

Pre-tax Adjustments:
  Investment gains (losses), net of DAC..        -              .5         236.4           34.4
Minority interest........................       58.5          15.5         191.7          140.9
                                          -------------  ------------  ------------- -------------

GAAP Reported:
  Earnings from Continuing Operations
   before Federal Income Taxes and
   Minority Interest..................... $    172.5     $    37.1     $   823.6     $    480.7
                                            ===========   ===========   ============   ===========

Investment Banking's operating earnings for the first nine months of 1999 were $395.5 million, up $90.1 million from the comparable prior year period. Revenues increased by $883.5 million as dealer and trading gains as compared to losses in the 1998 period and higher commissions, underwritings and fees more than offset lower net investment income and investment gains. Higher commission revenues of $215.5 million were due to increased business in virtually all areas and was consistent with the overall growth in listed share volume on major equity exchanges. The primary areas of growth were in DLJ's international equities group and correspondent and on-line brokerage businesses. The fee income increase of $177.3 million reflected DLJ's continuing market share growth in global merger and acquisition advisory transactions. Fees related to increased customer demand for a variety of portfolio advisory and technology services at DLJ's correspondent brokerage and online brokerage business also increased from the prior year. The $146.9 million increase in underwriting revenues primarily resulted from increases in domestic and international equity underwriting, offset by decreases in underwriting of high yield and mortgage-backed securities. The $542.0 million net increase in gains on principal transactions principally resulted from increases in equity and fixed income trading gains, as well as the elimination in 1999 of trading losses in the emerging markets and high yield areas partially offset by a reduction in realized gains on investment sales. Lower net investment income of $218.6 million resulted from the decrease in emerging markets proprietary trading. In most other areas, there were increases in the balances of lending activity which were partially offset by reductions in interest rates charged. Investment Banking's expenses were $4.43 billion for the first nine months of 1999, up $742.6 million from the prior year's period primarily due to $493.1 million higher compensation and benefits, $64.1 million higher occupancy, equipment and communication costs both related to DLJ's geographic expansion and $23.1 million higher brokerage, clearing and exchange fees resulting from increased trading volume and transaction fee payments partially offset by $14.5 million lower interest principally due to the reduction in proprietary trading in emerging markets partially offset by overall increased borrowings. Compensation costs in the first nine months of 1998 included a $29.0 million one-time provision for costs associated primarily with DLJ's expansion in Europe.

The 1999 earnings before minority interest included $8.9 million of earnings from DLJdirect as compared to a $0.3 million loss in the 1998 period.

DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving futures, forwards and options. DLJ has focused its derivative activities on writing OTC options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, foreign currencies and trading in futures contracts on equity based indices, interest rate instruments and currencies, and entering into swap transactions. DLJ's involvement in commodity derivatives instruments is not significant. As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements as well as options on futures contracts. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes. DLJ enters into swap agreements to manage foreign currency, interest rate and equity risk. Trading revenues from writing option contracts (net of related interest expense) were approximately $78.8 million and $84.9 million for the first nine months of 1999 and 1998, respectively. Option writing revenues are primarily from the amortization of option premiums. The notional value of written options contracts outstanding was approximately $12.9 billion and $5.14 billion at September 30, 1999 and December 31, 1998, respectively. The overall increase in the notional value of all options was primarily due to increases in customer activity related to equities and other securities partially offset by decreases related to U.S. government securities. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

Net trading losses on forward contracts were $126.5 million and $21.9 million and net trading gains (losses) on futures contracts were $106.6 million and $(64.7) million for the first nine months of 1999 and 1998, respectively. The notional contract and market values of the forward and futures contracts at September 30, 1999 and December 31, 1998 were as follows:

                                       SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                   ----------------------------    ----------------------------
                                    PURCHASES         SALES         PURCHASES         SALES
                                   -------------   ------------    ------------    ------------
                                                          (IN MILLIONS)

Forward Contracts
  (Notional Contract Value)....... $  48,869       $  53,028       $  41,254       $  39,767
                                   =============   ============    ============    ============

Futures Contracts and Options on
  Futures Contracts (Market Value) $   2,837       $   4,022       $   1,184       $   1,607
                                   =============   ============    ============    ============

The notional (contract) values of swap agreements, consisting primarily of interest rate and equity swaps, were $22.4 billion and $8.0 billion at September 30, 1999 and December 31, 1998, respectively.

ASSET MANAGEMENT

The following table summarizes operating results for Asset Management.

                      ASSET MANAGEMENT - OPERATING RESULTS
                                  (IN MILLIONS)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          ---------------------------  ---------------------------
                                              1999          1998           1999          1998
                                          -------------  ------------  ------------- -------------

Operating Results:
  Investment advisory and service fees... $    307.0     $   230.7     $   903.7     $    704.0
  Distribution revenues..................      115.5          79.7         314.3          222.0
  Other revenues.........................       22.5          18.8          64.9           50.6
                                          -------------  ------------  ------------- -------------
   Total revenues........................      445.0         329.2       1,282.9          976.6
                                          -------------  ------------  ------------- -------------

  Promotion and servicing................      156.8         120.9         447.1          337.1
  Employee compensation and benefits.....      113.5          81.8         334.5          251.9
  All other operating expenses...........       68.3          44.6         198.7          158.1
                                          -------------  ------------  ------------- -------------
   Total expenses........................      338.6         247.3         980.3          747.1
                                          -------------  ------------  ------------- -------------

  Pre-tax earnings before minority
    interest.............................      106.4          81.9         302.6          229.5
  Minority interest......................      (49.0)        (33.9)       (142.9)        (104.5)
                                          -------------  ------------  ------------- -------------
  Pre-tax operating earnings.............       57.4          48.0         159.7          125.0

Pre-tax Adjustments:
  Investment gains (losses), net of DAC..         .2            .2           2.5            9.2
Minority interest........................       49.0          33.9         142.9          104.5
                                          -------------  ------------  ------------- -------------

GAAP Reported:
  Earnings from Continuing Operations
   before Federal Income Taxes and
   and Minority Interest................. $    106.6     $    82.1     $   305.1     $    238.7
                                          =============  ============  ============= =============


Asset Management's operating earnings for the first nine months of 1999 were $159.7 million, an increase of $34.7 million from the prior year's comparable period. Revenues totaled $1.28 billion for the first nine months of 1999, an increase of $306.3 million from the comparable period in 1998, due to a $199.7 million increase in investment advisory and service fees and $92.3 million higher distribution revenues. The increase in investment advisory and service fees primarily resulted from increases in average assets under management which were due to market appreciation and to $15.2 million higher performance fees, primarily from certain hedge funds. The growth in distribution revenues was principally due to higher average mutual fund assets under management from strong sales and from market appreciation. Asset Management's costs and expenses increased $233.2 million for the first nine months of 1999 primarily due to increases in mutual fund promotional expenditures and employee compensation and benefits. Promotion and servicing increased 32.6% primarily due to increased distribution plan payments resulting from higher average domestic, non-U.S. and cash management mutual fund assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to higher incentive compensation from increased operating earnings, increased base compensation and commissions reflecting increased headcount in the mutual fund and technology areas and overall salary increases. The 1998 expenses included a $10.0 million provision for the estimated buyout price of the minority interest in Cursitor.

FEES AND ASSETS UNDER MANAGEMENT

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        FEES AND ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                            AT OR FOR THE
                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       -----------------------------  ---------------------------
                                           1999            1998          1999           1998
                                       --------------  -------------  ------------  -------------
FEES:
Third parties......................... $    329.9      $    248.2    $   946.0      $    743.4
Equitable Life Separate Accounts......       27.4            23.0         79.2            71.5
Equitable Life General Account and
  other...............................       10.6            10.8         32.7            36.0
                                         ------------    ----------- ------------   -------------
Total Fees............................ $    367.9      $    282.0    $ 1,057.9      $    850.9
                                         ============    =========== ============   =============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third Party.........................                               $ 256,423      $  188,641
  Equitable Life General Account
   and Holding Company Group..........                                  25,299          25,287
  Equitable Life Separate Accounts....                                  35,552          27,937
                                                                     ------------   -------------
Total.................................                                 317,274         241,865
                                                                     ------------   -------------

DLJ:
  Third Party.........................                                  32,537          23,828
  DLJ Invested Assets.................                                  20,866          17,317
                                                                     ------------   -------------
Total DLJ.............................                                  53,403          41,145
                                                                     ------------   -------------

Equitable Life:
  Equitable Life (non-Alliance) General
   Account............................                                  13,047          14,603
  Equitable Life Separate
   Accounts - EQ Advisors Trust.......                                   4,838           2,139
  Equitable Life real estate related
   Separate Accounts..................                                   3,825           4,488
  Equitable Life Separate Accounts -
    other.............................                                   2,020           1,758
                                                                     ------------   -------------
Total Equitable Life..................                                  23,730          22,988
                                                                     ------------   -------------

Total by Account:
  Third Party.........................                                 288,960         212,469
  General Account and other...........                                  59,212          57,207
  Separate Accounts...................                                  46,235          36,322
                                                                     ------------   -------------
Total Assets Under Management.........                               $ 394,407      $  305,998
                                                                     ============   =============


Fees from assets under management increased 24.3% for the first nine months of 1999 from the comparable 1998 period primarily as a result of growth in assets under management for third parties principally at Alliance. The Alliance growth in the first nine months of 1999 was primarily due to market appreciation and net sales of mutual funds and other products. DLJ's third party assets under management increased in the first nine months of 1999 by $8.2 billion as compared to December 31, 1998 principally due to new business in its Asset Management Group and Merchant Banking Funds.

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


                GENERAL ACCOUNT INVESTMENT ASSET CARRYING VALUES
                               SEPTEMBER 30, 1999
                                  (IN MILLIONS)

                                                                                         GENERAL
                                                                            HOLDING      ACCOUNT
                                   BALANCE       CLOSED                     COMPANY    INVESTMENT
BALANCE SHEET CAPTIONS:             SHEET        BLOCK         OTHER         GROUP      ASSETS(1)
------------------------------   ------------  -----------  ------------- ------------ ------------

Fixed maturities:
  Available for sale.......... $   19,666.7    $  3,967.5   $    (131.5)  $    397.4   $ 23,368.3
  Held to maturity............        251.8           -             -          120.6        131.2
Trading account securities....     20,023.1                    20,023.1          -            -
Securities purchased under
  resale agreements...........     24,735.0           -        24,735.0          -            -
Mortgage loans on real estate       3,184.4       1,722.5           -            -        4,906.9
Equity real estate............      1,470.0          99.1          (3.3)         -        1,572.4
Policy loans..................      2,209.0       1,603.1                        -        3,812.1
Other equity investments......      1,523.4          37.6         856.2          7.0        697.8
Other invested assets.........      1,007.0            .6         395.9          1.2        610.5
                               --------------  -----------  ------------- ------------ ------------
  Total investments...........     74,070.4       7,430.4      45,875.4        526.2     35,099.2
Cash and cash equivalents.....      2,428.8         157.5       1,939.3        198.4        448.6
Equitable Life debt and
  other(2)....................          -             -           692.4          -         (692.4)
                               --------------  -----------  ------------- ------------ ------------

Total......................... $   76,499.2    $  7,587.9   $  48,507.1   $    724.6   $ 34,855.4
                               ==============  ===========  ============= ============ ============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other and Holding Company Group amounts.
(2) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment Assets and reclassified from various balance sheet lines.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis.

INVESTMENT RESULTS OF GENERAL ACCOUNT INVESTMENT ASSETS


                      INVESTMENT RESULTS BY ASSET CATEGORY
                              (DOLLARS IN MILLIONS)

                         THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------- ------------------------------------------
                            1999                  1998                 1999                  1998
                     -------------------   --------------------- --------------------  --------------------
                       (1)                   (1)                   (1)                   (1)
                      YIELD     AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT
                     -------  -----------  -------- ------------ ------- ------------  -------- -----------
FIXED MATURITIES:
  Income..........     8.01%  $    465.2     8.08%  $    467.4     7.90%  $ 1,362.1      8.09%  $ 1,394.8
  Investment
   Gains/(Losses).    (0.84)%      (47.5)   (0.70)%      (39.5)   (1.17)%    (196.8)    (0.01)%      (2.8)
                     -------  -----------  -------- ------------ ------- ------------  -------- -----------
  Total...........     7.17%  $    417.7     7.38%  $    427.9     6.73%  $ 1,165.3      8.08%  $ 1,392.0
  Ending Assets(2)            $ 24,337.4            $ 24,169.0            $24,337.4             $24,169.0
MORTGAGES:
  Income..........     8.30%  $     99.3     9.30%  $     90.4     8.71%  $   301.5      9.54%  $   273.8
  Investment
   Gains/(Losses).    (0.07)%        (.8)    0.14%         1.3    (0.11)%      (3.4)    (0.12)%      (3.1)
                     -------  -----------  -------- ------------ ------- ------------  -------- -----------
  Total...........     8.23%  $     98.5     9.44%  $     91.7     8.60%  $   298.1      9.42%  $   270.7
  Ending Assets(3)            $  4,942.3            $  4,157.9            $ 4,942.3             $ 4,157.9
EQUITY REAL
  ESTATE:
  Income(4).......     8.35%  $     27.1     9.25%  $     42.1     7.61%  $    75.3      7.38%  $   104.1
  Investment
   Gains/(Losses).    (0.41)%       (1.3)    6.01%        25.9     1.69%       16.2      2.37%       32.3
                     -------  -----------  -------- ------------ ------- ------------  -------- -----------
  Total...........     7.94%  $     25.8    15.26%  $     68.0     9.30%  $    91.5      9.75%  $   136.4
  Ending Assets(4)            $  1,318.5            $  1,853.4            $ 1,318.5             $ 1,853.4
OTHER EQUITY
  INVESTMENTS:
  Income..........    11.53%  $     23.1    (5.69)% $    (17.1)   26.73%  $   153.3     10.40%  $    97.7
  Investment
   Gains/(Losses).     5.40%        10.2     1.08%         3.3    17.25%       86.4      4.12%       36.8
                     -------  -----------  -------- ------------ ------- ------------  -------- -----------
  Total...........    16.93%  $     33.3    (4.61)% $    (13.8)   43.98%  $   239.7     14.52%  $   134.5
  Ending Assets(5)            $    807.2            $    834.6            $   807.2             $   834.6
POLICY LOANS:
  Income..........     6.90%  $     63.3     6.81%  $     60.6     6.77%  $   184.8      6.95%  $   188.1
  Ending Assets...            $  3,812.1            $  3,702.6            $ 3,812.1             $ 3,702.6
CASH AND SHORT-TERM
  INVESTMENTS:
  Income..........     7.80%  $     15.8     8.18%  $      5.3     7.38%  $    51.8     13.80%  $    32.4
  Ending Assets(6)            $    982.0            $    382.8            $   982.0             $   382.8
EQUITABLE LIFE
  DEBT AND OTHER:
  Interest expense
   and other......     7.18%  $    (11.2)    5.08%  $    (10.0)    8.40%  $   (38.6)     6.55%  $   (34.5)
  Ending
  Liabilities.....            $   (692.4)           $   (724.8)           $  (692.4)            $  (724.8)
TOTAL:
  Income(7).......     8.03%  $    682.6     7.72%  $    638.7     8.28%  $ 2,090.2      8.27%  $ 2,056.4
  Investment
   Gains/(Losses).    (0.47)%      (39.4)   (0.11)%       (9.0)   (0.40)%     (97.6)     0.26%       63.2
                     -------  -----------  -------- ------------ ------- ------------  -------- -----------
  Total(8)........     7.56%  $    643.2     7.61%  $    629.7     7.88%  $ 1,992.6      8.53%  $ 2,119.6
  Ending Net Assets           $ 35,507.1            $ 34,375.5            $35,507.1             $34,375.5

(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.

(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $139.0 million and $1,312.3 million, and include accrued income of $399.0 million and $405.2 million, amounts due from securities sales of $50.9 million and $695.9 million and other assets of $19.7 million and $32.5 million as of September 30, 1999 and 1998, respectively.
(3) Mortgage investment assets include accrued income of $61.2 million and $54.4 million and are adjusted for related liability balances of $(25.8) million and $(26.0) million as of September 30, 1999 and 1998, respectively.
(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $280.8 million and $396.5 million, and include accrued income of $28.5 million and $32.4 million and are adjusted for related liability balances of $(1.6) million and $(24.4) million as of September 30, 1999 and 1998, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $(3.9) million, $(8.9) million, $(15.0) million and $(29.4) million for the third quarter and first nine months of 1999 and of 1998, respectively.
(5) Other equity investment assets include adjustment for accrued income and pending settlements of $1.2 million and $(4.8) million as of September 30, 1999 and 1998, respectively.
(6) Cash and short-term investments are shown net of financing arrangements of $(107.1) million and $(409.8) million and other adjustments for accrued income and cash in transit of $30.0 million and $3.0 million as of September 30, 1999 and 1998, respectively.
(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $14.2 million, $11.1 million, $47.5 million and $43.0 million for the third quarters and first nine months of 1999 and of 1998, respectively. Investment income is shown net of depreciation of $6.2 million, $5.9 million, $16.8 million and $25.3 million for the same respective periods.
(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.29% and 7.35%, 7.62% and 8.25% for the third quarter and the first nine months of 1999 and of 1998, respectively.

ASSET VALUATION ALLOWANCES AND WRITEDOWNS

The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first nine months of 1999 and 1998.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                              VALUATION ALLOWANCES
                                  (IN MILLIONS)

                                                                    EQUITY REAL
                                                     MORTGAGES         ESTATE         TOTAL
                                                    -------------   -------------   -----------
SEPTEMBER 30, 1999
Beginning balances................................. $     45.4      $    211.8      $   257.2
Additions..........................................        6.8            31.7           38.5
Deductions(1)......................................      (11.2)         (104.5)        (115.7)
                                                    -------------   -------------   -----------
Ending Balances.................................... $     41.0      $    139.0      $   180.0
                                                    =============   =============   ===========

SEPTEMBER 30, 1998
Beginning balances................................. $     74.3      $    345.5      $   419.8
Additions..........................................       14.5            55.1           69.6
Deductions(1)......................................      (51.3)         (122.4)        (173.7)
                                                    -------------   -------------   -----------
Ending Balances.................................... $     37.5      $    278.2      $   315.7
                                                    =============   =============   ===========

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

Writedowns on fixed maturities were $138.2 million and $70.3 million for the first nine months of 1999 and 1998, respectively, principally on high yield and emerging market securities.

GENERAL ACCOUNT INVESTMENT ASSETS

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost at September 30, 1999 and by net amortized cost at December 31, 1998.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                                  (IN MILLIONS)

                                             SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                   ----------------------------------------   -------------------
                                                                  NET                NET
                                    AMORTIZED     VALUATION    AMORTIZED          AMORTIZED
                                       COST      ALLOWANCES       COST               COST
                                   ------------- ------------ -------------   -------------------
Fixed maturities(1)............... $  24,006.8   $      -      $ 24,006.8     $     22,805.8
Mortgages.........................     4,947.9        (41.0)      4,906.9            4,443.3
Equity real estate................     1,711.4       (139.0)      1,572.4            1,774.1
Other equity investments..........       806.0          -           806.0              859.1
Policy loans......................     3,812.1                    3,812.1            3,727.9
Cash and short-term investments...     1,059.1                    1,059.1            1,619.7
Corporate debt and other..........      (692.4)                    (692.4)            (598.1)
                                   ------------- ------------ -------------   -------------------
Total............................. $  35,650.9   $   (180.0)   $ 35,470.9     $     34,631.8
                                   ============= ============ =============   ===================

(1) Excludes unrealized losses of $507.3 million and unrealized gains of $814.3 million in fixed maturities classified as available for sale at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999 and December 31, 1998, the amortized cost of the available for sale and held to maturity portfolios was $23.88 billion, $131.2 million, $22.68 billion and $125.0 million, respectively, compared to estimated market values of $23.37 billion, $131.2 million, $23.49 billion and $125.0 million, respectively.

Fixed Maturities. Fixed maturities consist of publicly-traded debt and privately placed debt securities and small amounts of redeemable preferred stock, which represented 75.9%, 22.9% and 1.2%, respectively, of the amortized cost of this asset category at September 30, 1999. The $196.8 million of investment losses in the first nine months of 1999 were due to $138.2 million of writedowns primarily on high yield and emerging market securities and $58.6 million of losses on sales.


                       FIXED MATURITIES BY CREDIT QUALITY
                                  (IN MILLIONS)

                                    SEPTEMBER 30, 1999                DECEMBER 31, 1998
                                -------------------------------  --------------------------------
              RATING AGENCY
  NAIC          EQUIVALENT       AMORTIZED        ESTIMATED        AMORTIZED         ESTIMATED
 RATING        DESIGNATION         COST           FAIR VALUE          COST           FAIR VALUE
------------  -------------     -------------   --------------  ----------------  --------------

    1-2      Aaa/Aa/A and Baa..  $   20,868.2     $  20,681.8     $   19,588.1     $  20,712.6
    3-6      BBa and lower.....       3,138.6         2,817.7          3,217.7         2,907.5
                                --------------   --------------  ----------------  --------------
Total Fixed Maturities.........  $   24,006.8     $  23,499.5     $   22,805.8     $  23,620.1
                                ==============   ==============  ================  ==============


At September 30, 1999, AXA Financial held mortgage pass-through securities with an amortized cost of $2.72 billion, $2.47 billion of CMOs, including $2.14 billion in publicly-traded CMOs, and $1.52 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $119.3 million (0.5% of the amortized cost of this category) and $46.8 million (0.2%) at September 30, 1999, respectively, compared to $94.9 million (0.4%) and $74.9 million (0.3%) at December 31, 1998, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At September 30, 1999, commercial mortgages totaled $2.98 billion (60.2% of the amortized cost of the category), agricultural loans were $1.97 billion (39.8%) and residential loans were $0.6 million.

             PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED MORTGAGES
                                 AMORTIZED COST
                                  (IN MILLIONS)

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1999            1998
                                                                 -------------   --------------
COMMERCIAL MORTGAGES............................................ $   2,981.5     $   2,660.7
Problem commercial mortgages(1).................................         0.5             0.4
Potential problem commercial mortgages..........................       140.4           170.7
Restructured commercial mortgages(2)............................       152.7           116.4

AGRICULTURAL MORTGAGES.......................................... $   1,965.8     $   1,826.9
Problem agricultural mortgages..................................        15.3            11.7

(1)  Includes delinquent mortgage loans of $0.4 million at December 31, 1998.
(2) Excludes $0.9 million and $19.9 million of restructured commercial mortgages that are shown as potential problems at September 30, 1999 and December 31, 1998, respectively.

The original weighted average coupon rate on the $152.7 million of restructured mortgages was 9.0%. As a result of these restructurings, the restructured weighted average coupon rate was 8.2% and the restructured weighted average cash payment rate was 8.1%.

At September 30, 1999 and 1998, respectively, management identified impaired mortgage loans with carrying values of $178.1 million and $161.8 million. The provisions for losses for these impaired mortgage loans were $34.8 million and $32.5 million at September 30, 1999 and 1998, respectively. For the first nine months of 1999 and of 1998, respectively, income accrued on these loans was $11.6 million and $13.1 million, including cash received of $11.6 million and $12.9 million.

For the first nine months of 1999, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $105.0 million. In addition, $53.2 million of commercial mortgage loan maturity payments were scheduled, of which $50.5 million were paid as due. Of the amount not paid, $1.6 million were granted short-term extensions; none was in default.

Equity Real Estate. As of September 30, 1999, on the basis of amortized cost, the equity real estate category included $1.13 billion (66.1%) acquired as investment real estate and $580.5 million (33.9%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first nine months of 1999 and 1998, respectively, proceeds from the sale of equity real estate totaled $257.6 million and $483.2 million, and gains of $36.9 million and $86.8 million were recognized. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $95.7 million and $122.4 million, respectively.

At September 30, 1999, the vacancy rate for AXA Financial's office properties was 7.3% in total, with a vacancy rate of 6.1% for properties acquired as investment real estate and 17.5% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.7% (as of June 30, 1999) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of private equity, LBO, mezzanine, venture capital and other limited partnership interests ($466.5 million or 57.8% of the amortized cost of this portfolio at September 30, 1999), alternative limited partnerships ($198.9 million or 24.6%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities ($141.8 million or 17.6%). Alternative funds utilize trading strategies that may be leveraged; they attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Effective January 1, 1999, AXA Financial designated all direct investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios as "trading securities" as defined by SFAS No. 115. Investment gains of $83.5 million and $3.8 million, respectively, were recognized at that date on the two portfolios. The net unrealized holding gains (losses) for the first nine months of 1999 totaled $3.9 million and $(7.6) million, respectively, and are included in investment income. Other equity investments can produce significant volatility in investment income since these investments are accounted for using the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), and increases and decreases in fair value, whether realized or unrealized, on substantially all of the portfolio are reflected as investment income or loss to AXA Financial. Returns on all equity investments are very volatile and investment results for any period are not representative of any other period.


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

Equitable Life - Equitable Life began addressing the Year 2000 issue in 1995. In addition to significant internal resources, third parties have been assisting in renovating and testing computer hardware and software ("computer systems") and embedded systems and in overall project control. The following process has been undertaken:

(1) Equitable Life established a Year 2000 project office, which developed a strategic approach and created broad awareness of the Year 2000 issues at Equitable Life through meetings with the Audit Committee of the Board of Directors, the Board of Directors and executive and senior management, presentations to business areas and articles in employee newsletters.
(2) Corporate-developed computer systems were inventoried and assessed for Year 2000 compliance. Third party providers of computer systems and services, including embedded systems, were contacted and all have responded.
(3) The renovation or replacement of all corporate-developed computer systems was completed by June 30, 1999. After renovation or replacement, management subjects these systems to Year 2000 compliance testing as described in the following paragraph, and continues to monitor Year 2000 compliance by third party providers of computer systems, including embedded systems, and services. All such systems and services, including those considered mission-critical, have been confirmed as either Year 2000 compliant or the subject of a satisfactory plan for compliance. With respect to real estate investment properties owned by Equitable Life and managed by third parties, substantially all building operation systems (e.g., elevators, escalators, fire, security and heating, ventilation and air conditioning) have been confirmed as Year 2000 compliant. Five systems remain to be confirmed (one system in each of five properties) and management expects that such systems will be confirmed as Year 2000 compliant by November 30, 1999. Contingency plans have been developed for each property. Additionally, Equitable Life has completed the nationwide upgrade of its personal computer workstations and local area network servers with the latest release of compliant versions of third party hardware and software.

(4) Year 2000 compliance testing is an ongoing three-part process: after a system has been renovated, it is tested to determine if it still performs its intended business function correctly; next, it undergoes a simulation test using dates occurring after December 31, 1999; last, integrated systems tests are conducted to verify that the systems continue to work together with the computers' internal clocks set to post December 31, 1999 dates. The first two phases of the process have been completed and all systems have been confirmed through such testing as Year 2000 compliant. Integrated systems testing will continue throughout 1999 as needed. All significant automated data interfaces with third parties have been tested for Year 2000 compliance, including those with Lend Lease, Alliance, The Chase Manhattan Bank, Sunguard, Pershing and Computer Science Corporation, who provide, among other services, material investment management, accounting, banking, annuity processing and securities clearance services for Equitable Life's General and certain of its Separate Accounts. Equitable Life has retained third parties to assist with selective verification of the Year 2000 renovation of certain systems.
(5) Existing business continuity and disaster recovery plans cover certain categories of contingencies that could arise as a result of Year 2000 related failures. These plans have been supplemented to address contingencies unique to the millennium change. Equitable Life retained a consulting firm to assist with planning for Year 2000 contingencies.

Equitable Life's Year 2000 compliance project is currently estimated to cost $35 million through the end of 1999, of which approximately $31.1 million was incurred through September 30, 1999. Equitable Life's new computer application development and procurement have not been subject to any delay caused in whole or part by Year 2000 efforts that is expected to have a material adverse effect on AXA Financial's financial condition or results of operations.

Investment Subsidiaries - DLJ and Alliance's Year 2000 related activities and progress to date are summarized below. For further information, see their respective filings on Form 10-K for the year ended December 31, 1998.

DLJ - DLJ's plans for preparing for Year 2000 are in writing and address all mission critical computer systems globally. Such systems have been remediated, tested and implemented. DLJ has also remediated, implemented and tested all non-mission critical systems. DLJ has a reasonable basis to believe all applications, both mainframe and non-mainframe, are Year 2000 compliant. The post implementation process will ensure continued compliance of the applications. This process includes redundant vendor testing, correspondent testing, extended point-to-point testing and integrated systems testing through year end. Throughout the Year 2000 process, none of DLJ's major technology projects have been significantly impacted.

DLJ currently estimates its Year 2000 costs at approximately $90 million, with $89 million incurred through September 30, 1999. DLJ has assessed Year 2000 contingency requirements and has developed a formal contingency plan. The contingency plan addresses procedures to be implemented in the event of problems concerning mission-critical systems, electronic interfaces and third parties. This plan includes written Year 2000 specific contingency plans that will address DLJ-wide shared services (i.e., communications systems and physical facilities), as well as its mission critical business units.

Alliance - During 1997, Alliance began a formal Year 2000 initiative, managed by a Year 2000 project office and focusing on both IT and non-IT systems. Alliance has retained a number of consulting firms with expertise in advising and assisting clients with regard to Year 2000 issues. By June 30, 1998, Alliance had completed an inventory and assessment of its domestic and international computer systems, identified its mission-critical and non-mission-critical systems, and determined which of these systems were not Year 2000 compliant. All third party suppliers of mission-critical systems and services and non-mission-critical systems were contacted and their responses have been evaluated. All of those contacted have responded that their systems are or will be Year 2000 compliant. All mission critical and non-mission critical systems supplied by third parties have been tested. Alliance expects all testing will be completed before the end of 1999. Alliance has remediated, replaced or retired all of its non-compliant mission-critical and non-mission-critical systems and applications. Alliance has completed the business functionality and the post-December 31, 1999 testing for all of its mission-critical systems and non-mission-critical systems. Integrated systems tests were then conducted to verify that the systems would continue to work together. Full integration testing of all remediated systems have been completed. Testing of interfaces with third party suppliers will be completed by the end of the year. Alliance has completed an inventory of its technical infrastructure and facilities and has begun to evaluate and test these systems. Alliance expects these systems to be fully operable in the Year 2000. Certain other planned IT projects have been deferred until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on Alliance's financial condition or results of operations. Assisted by a consulting firm, Alliance has developed its

Year 2000 specific contingency plans with emphasis on mission-critical functions. These plans seek to provide alternative methods of processing in the event of a failure that is within or outside of Alliance's control.

Alliance estimates its cost of the Year 2000 initiative will range between $41 million and $45 million. Such costs consist principally of remediation costs and costs to develop formal Year 2000 specific contingency plans. Through September 30, 1999, Alliance has incurred approximately $41 million of those costs.

Risks - There are many risks associated with Year 2000 issues, including the risk that AXA Financial's computer systems will not operate as intended. There can be no assurance that the systems, services and products of third parties will be Year 2000 compliant. Likewise, there can be no assurance the compliance schedules outlined above will be met.

Any significant unresolved difficulties related to the Year 2000 compliance initiatives could result in an interruption in, or a failure of, normal business activities or operations, or the incurrence of unanticipated expenses related to resolving such difficulties, regulatory actions, damage to AXA Financial's franchise, and legal liabilities and, accordingly, could have a material adverse effect on AXA Financial's business operations and financial results. Due to the pervasive nature, the external as well as internal interdependencies and the inherent risks and uncertainties of Year 2000 issues, AXA Financial cannot determine which risks are most reasonably likely to occur, if any, nor the effects of any particular failure to be Year 2000 compliant.

The forward-looking statements under "Year 2000" should be read in conjunction with the disclosure set forth under "Forward-Looking Statements" on page 35. To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act.

LIQUIDITY AND CAPITAL RESOURCES

On September 16, 1999, the AXA Financial Board of Directors declared a two-for-one stock split for shareholders of record at the close of business on September 27, 1999. The stock dividend was paid on October 1, 1999. Quarterly dividends following the split would be $.025 per share. All share and per share amounts have been restated to reflect the effect of this Common Stock Split.

In September 1999, the Holding Company received a cash dividend of $150.0 million from Equitable Life, the first since Equitable Life's demutualization in 1992.

Also in September 1999, the SECT converted 4,020 shares of Series D Convertible Preferred Stock equivalent to 1.6 million shares of Common Stock. The Holding Company, as part of its stock repurchase program, purchased 1,356,500 shares for $37.6 million. Of the remaining shares, AXA, AXA Financial's principal stockholder, purchased 146,100 shares in order to maintain its current ownership percentage. The remaining shares were sold to the public. As a result of these transactions, the Holding Company's equity increased by $7.4 million, the net proceeds of the sales and repurchases.

Under the stock repurchase program authorized by its Board of Directors, the Holding Company repurchased approximately 5.7 million shares of Common Stock at a cost of approximately $167.8 million during the first nine months of 1999. The aforementioned SECT share repurchase is included in these totals. Of the Common Stock originally subject to put options sold in connection with the repurchase program, the Holding Company purchased none during the first nine months of 1999; 1,200,000 of such options expired unexercised during the first nine months of 1999, and none remain outstanding at September 30, 1999.

In July 1999, the Board of Directors authorized an increase in Equitable Life's commercial paper program to a maximum of $1.00 billion up from $500.0 million. This program is available for general corporate purposes. The Board also authorized increasing Equitable Life's existing $350.0 million bank credit facility to $700.0 million. Equitable Life uses this program from time to time in its liquidity management. At September 30, 1999, $95.0 million was outstanding under the commercial paper program; there were no amounts outstanding under the revolving credit facility.

In late May 1999, DLJ issued a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business, selling shares representing an approximately 18% interest in DLJdirect's financial performance to the public. The offering raised more than $343 million of equity and resulted in AXA Financial recognizing a non-cash pre-tax gain of $212.3 million ($116.5 million by the Holding Company and $95.8 million by Equitable
Life).

In March 1999, DLJ filed a registration statement with the SEC, establishing a $2.0 billion shelf of senior or subordinated debt securities or preferred stock. As of September 30, 1999, $650 million 5 7/8% Senior Notes due 2002 and an aggregate of $685.2 million medium term notes with various rates and maturities having been issued. In addition, during the nine months ended September 30, 1999, commercial paper outstanding under DLJ's $1.0 billion commercial paper program increased from $30.9 million to $253.5 million.

On October 29, 1999 Alliance transferred its business to a newly-formed private limited partnership in connection with the reorganization approved by Unitholders at the special meeting of Unitholders on September 22, 1999 and expiration of the related exchange offer on October 28, 1999. Equitable Life and its subsidiaries exchanged substantially all of their Alliance Units for limited partnership interests and a general partnership interest in the new private limited partnership. The new partnership is conducting Alliance's business without change in management or employee responsibilities. Alliance's principal asset is its interest in the new partnership, and it is functioning as a holding company through which its Unitholders own an indirect interest in the new partnership. Effective October 29, 1999, Alliance changed its name to Alliance Capital Management Holding L.P. and the new private partnership assumed the name Alliance Capital Management L.P. (For information about a lawsuit related to this transaction, and the resolution thereof, see "Legal Proceedings" in Part II, Item 1 of this Report.) As a result of the reorganization and exchange, Equitable Life and its subsidiaries' share of the private partnership's income will not be subject to the 3.5% Federal tax on publicly traded partnerships. In 1998, the impact of this Federal tax on Equitable Life and its subsidiaries was approximately $18 million.

In July 1999, Alliance entered into a new $200.0 million three-year revolving credit facility, increasing its borrowing capacity to $625.0 million. The new credit facility will be used to fund commission payments to financial intermediaries for certain mutual fund sales and for general working capital purposes. At September 30, 1999, Alliance had $398.6 million principal amount outstanding under its $425.0 million commercial paper program. Proceeds are being used to fund commission payments and for capital expenditures. There were no amounts outstanding under Alliance's revolving credit facilities.

The exposure of four money market mutual funds sponsored by Alliance to General American Life Insurance Company's August 1999 announcement of its inability to meet substantial demands for surrenders arising from its funding agreement business had been reported in the Holding Company's Form 10-Q for the quarter ended June 30, 1999. This matter has been resolved with no material adverse effect on Alliance's, Equitable Life's or AXA Financial's consolidated financial positions.

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

CONSOLIDATED CASH FLOWS

The net cash used by operating activities was $11.1 billion for the first nine months of 1999 compared to $2.06 billion for the first nine months of 1998. Cash used by operating activities in 1999 principally was attributable to the $12.3 billion net change in trading activities and broker-dealer related receivables/payables at DLJ reflecting an increase in operating assets, partially offset by the $760.8 million change in accounts payable and accrued expenses and the $308.3 million change in clearing association fees and regulatory deposits. The 1998 cash used by operations principally was due to the $2.37 billion net change in trading activities and broker-dealer related receivables/payables at DLJ as increases in operating assets more than offset increases in operating liabilities, partially offset by the $323.5 million change in accounts payable and accrued expenses.

Net cash used by investing activities was $2.08 billion for the first nine months of 1999 as compared to $411.0 million for the same period in 1998. Cash used by investing activities during the first nine months of 1999 primarily was attributable to the increase in invested assets as purchases exceeded investment sales, maturities and repayments by approximately $1.77 billion. In 1998, investment purchases exceeded sales, maturities and repayments by $387.8 million. Loans to discontinued operations were reduced by $300.0 million during the first nine months of 1998.

Net cash provided by financing activities totaled $13.32 billion for the first nine months of 1999 as compared to $3.23 billion in the first nine months of 1998. Net cash provided by financing activities during the first nine months of 1998 primarily resulted from a $11.42 billion increase in short-term financings, principally due to net repurchase agreement activity. Net additions to long-term debt provided $1.17 billion of additional cash in the first nine months of 1999. Deposits to policyholders' account balances exceeded withdrawals by $536.8 million during the first nine months of 1999. During the first nine months of 1998, cash provided by net additions to long-term debt of $1.48 billion and the net increase of $1.98 billion in short-term financing, principally at DLJ, were partially offset by withdrawals from policyholders' accounts exceeding additions by $247.4 million.

The operating, investing and financing activities described above resulted in a increase in cash and cash equivalents during the first nine months of 1999 of $93.4 million to $2.43 billion.

FORWARD-LOOKING STATEMENTS

AXA Financial's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning AXA Financial's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning AXA Financial's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in AXA Financial's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important factors that could cause such differences.

MARKET RISK. AXA Financial's businesses are subject to market risks arising from insurance asset/liability management, asset management and trading activities. Primary market risk exposures exist in the insurance and investment banking segments and result from interest rate fluctuations, equity price movements, changes in credit quality and, at DLJ, foreign currency exchange exposure. Returns on equity securities are very volatile. Effective January 1, 1999, management designated all direct investments in publicly-traded common equity securities in Equitable Life's General Account and the Holding Company Group portfolios as "trading securities" and all subsequent changes in fair value of such investments are being reported through earnings. Each of these risks is discussed under the captions "Investment Results of General Account Investment Assets - Other Equity Investments" and "Market Risk, Risk Management and Derivative Financial Instruments" as well as in Note 16 of Notes to Consolidated Financial Statements in AXA Financial's 1998 report on Form 10-K.

YEAR 2000. Equitable Life, DLJ and Alliance continue to address Year 2000 compliance issues. There can be no assurance that compliance schedules will be met; that AXA Financial's computer systems will operate as intended; that the systems, services and products of third parties will be Year 2000 compliant or that cost estimates will be met. Any significant unresolved difficulties related to the Year 2000 compliance initiatives could result in an interruption in, or a failure of, normal business activities or operations, or the incurrence of unanticipated expenses related to resolving such difficulties, regulatory actions, damage to AXA Financial's franchise, and legal liabilities and, accordingly, could have a material adverse effect on AXA Financial's business operations and financial results. See "Year 2000" for a detailed discussion of AXA Financial's compliance initiatives.

STRATEGIC INITIATIVES. AXA Financial continues to implement strategic initiatives identified after a comprehensive review of its organization and strategy conducted in late 1997. These initiatives are designed to make AXA Financial a premier provider of financial planning, insurance and asset management products and services. The "branding" initiative, which consists in part of a reorganization of wholly owned subsidiaries engaged in providing financial advisory services and distributing relationship-based products and services and changes to the names of these subsidiaries and the Holding Company, is designed to separate product manufacturing under the "Equitable" name from product distribution under the "AXA Advisors" name. On September 21, 1999, EQ Financial, a subsidiary of Equitable Life, was merged into AXA Advisors, LLC and was sold to AXA Distribution Holding Corporation, a wholly-owned indirect subsidiary of the Holding Company, beginning the process of separating the product development from product distribution functions. Implementation of these strategic initiatives is subject to various uncertainties, including those relating to timing and expense, and the results of the implementation of these initiatives could be other than what management intends. AXA Financial may, from time to time, explore selective acquisition opportunities in its core insurance and asset management businesses.

INSURANCE. The Insurance Group's future sales of life insurance and annuity products are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. In addition, the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. The Administration's year 2000 budget proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Insurance" and "Business - Regulation - Federal Initiatives" in AXA Financial's 1998 report on Form 10-K. In addition, legislation under discussion in Congress contains provisions which could negatively impact sales of life insurance and annuities, and other provisions which could beneficially impact sales of qualified plans. The profitability of Insurance depends on a number of factors, including levels of operating expenses, secular trends and AXA Financial's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have, and in the future may, create significant volatility in investment income. See "Investment Results of General Account Investment Assets" in this report and in the 1998 Form 10-K. The ability of Equitable Life to continue its accelerated real estate sales program during 1999 without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations regarding property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate" in the 1998 Form 10-K. AXA Financial's disability income ("DI") and group pension businesses produced pre-tax losses in 1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business since 1996, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is exploring its ability to dispose of the DI business through reinsurance. See "Combined Operating Results by Segment - Insurance" in the 1998 Form 10-K.

INVESTMENT BANKING. DLJ's business activities are subject to risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions. Over the last several years DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Banking" in the 1998 Form 10-K for a discussion of the negative impact on DLJ in the second half of 1998 of global economic problems, particularly in Japan and in emerging markets including Russia and Asia. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

ASSET MANAGEMENT. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are therefore affected by market appreciation or depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. A substantial decline in assets under management would adversely affect AXA Financial's results of operations. See "Combined Operating Results by Segment - Asset Management" and "- Fees and Assets Under Management" in this report and in the 1998 Form 10-K.

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

TECHNOLOGY AND INFORMATION SYSTEMS. AXA Financial's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees and clients, and recording information for accounting and management information purposes. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on AXA Financial's results of operations and, ultimately, its ability to achieve its strategic goals.

LEGAL ENVIRONMENT. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against AXA Financial to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against its other subsidiaries. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information see "Business - Regulation" and "Legal Proceedings" in the 1998 Form 10-K and "Legal Proceedings" in Part II, Item 1 of this report.

FUTURE ACCOUNTING PRONOUNCEMENTS. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements in the 1998 Form 10-K for pronouncements issued but not implemented. In addition, the NAIC approved its Codification project providing regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. It is not possible to predict whether, in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

REGULATION AND STATUTORY CAPITAL AND SURPLUS. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment banking, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. Such regulators have the discretionary authority, in connection with the continual licensing of members of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. See "Liquidity and Capital Resources - Insurance" in the 1998 Form 10-K.


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

Equitable Life's settlement has become effective with respect to the previously disclosed cases (Golomb, Malvin, Bowler, Bachman and Fletcher) brought by persons insured under the Policies. The parties have obtained dismissal of the actions pending in each of the relevant jurisdictions.

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

In Greenwald, Equitable Life's motion to dismiss the complaint was denied without prejudice.

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

In Duncan, pursuant to court order, the parties submitted supplemental briefing in October 1999.

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

In connection with the reorganization of Alliance and the related exchange offer, on September 29, 1999, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against Alliance (now named Alliance Capital Management Holding L.P.), Alliance Capital Management L.P. (the new private partnership formed in connection with the reorganization), Alliance Capital Management Corporation (the general partner of both partnerships) and certain other defendants affiliated with Alliance which sought, among other things, to enjoin the consummation of the reorganization and related exchange offer and alleged, among other things, the amended and restated Alliance partnership agreement adversely affected Alliance Unitholders. On October 29, 1999, the parties to this litigation entered into a memorandum of understanding setting forth the parties' agreement in principle to the terms of a proposed settlement of the action. Alliance's management does not believe that the resolution of this matter will have a material adverse effect on Alliance's results of operations or financial condition.

In addition to the matters previously reported and the matters described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial's consolidated financial position or results of operations.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits

                Exhibit 27   Financial Data Schedule

            (b) Reports on Form 8-K

            On September 17, 1999, the Holding Company filed a Current Report on Form 8-K relating to the Stock Split (Item 5: Other Events).

            On November 3, 1999, the Holding Company filed a Current Report on Form 8-K relating to the reorganization of Alliance (Item 5: Other Events).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   November 10, 1999            AXA FINANCIAL, INC.


                                     By:    /s/Stanley B. Tulin
                                            ------------------------------------
                                            Name:   Stanley B. Tulin
                                            Title:  Executive Vice President and
                                                    Chief Financial Officer


Date:   November 10, 1999                   /s/Alvin H. Fenichel
                                            ------------------------------------
                                            Alvin H. Fenichel
                                            Senior Vice President and Controller