Form 10-K
period 1999-12-31
AXA FINANCIAL INC
filed 2000-03-29
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-K

   (Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        X             OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 1-11166

                               AXA FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                               13-3623351
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

   1290 Avenue of the Americas,                      10104
         New York, New York                        (Zip Code)
   (Address of principal executive
               offices)

            Registrant's telephone number, including area code (212) 554-1234

               Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
        Title of each class                       which registered
-------------------------------------  ----------------------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2000, was approximately $6.11 billion.

As of March 23, 2000, 432,065,671 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Apart from information regarding executive officers set forth in Item 1A, the information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2000 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 1999.

                                TABLE OF CONTENTS

Part I

Item 1.       Business.............................................. 1-1
              General............................................... 1-1
              Financial Advisory/Insurance.......................... 1-2
              Investment Banking and Brokerage...................... 1-6
              Investment Management................................. 1-7
              Discontinued Operations............................... 1-9
              General Account Investment Portfolio.................. 1-10
              Competition........................................... 1-13
              Regulation............................................ 1-15
              Principal Shareholder................................. 1-20

Item 1A.      Executive Officers.................................... 1A-1

Item 2.       Properties............................................ 2-1
Item 3.       Legal Proceedings..................................... 3-1
Item 4.       Submission of Matters to a Vote of Security Holders... 4-1

Part II

Item 5        Market for Registrant's Common Equity and Related      5-1
                Stockholder Matters.................................
Item 6.       Selected Consolidated Financial Information........... 6-1
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations................. 7-1
Item 7A.      Quantitative and Qualitative Disclosures About Market
                Risk................................................ 7A-1
Item 8.       Financial Statements and Supplementary Data........... FS-1
Item 9.       Changes In and Disagreements With Accountants On
                Accounting and Financial Disclosure................. 9-1



Part III

Item 10.      Directors and Executive Officers of the Registrant.... 10-1
Item 11.      Executive Compensation................................ 11-1
Item 12.      Security Ownership of Certain Beneficial Owners and    12-1
              Management............................................
Item 13.      Certain Relationships and Related Transactions........ 13-1

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports   14-1
              on Form 8-K...........................................

Signatures    ...................................................... S-1
Index to
Exhibits      ...................................................... E-1

Part I, Item 1.

BUSINESS (1)

General. AXA Financial is a diversified financial services organization offering a broad spectrum of financial advisory, insurance, investment banking and brokerage and investment management services. It is one of the world's largest asset managers, with total assets under management of approximately $462.7 billion at December 31, 1999. AXA Financial's financial advisory and insurance business, conducted by AXA Advisors, AXA Network and Equitable Life and its subsidiaries, including EOC, is reported in the Financial Advisory/Insurance segment. AXA Financial's investment banking and brokerage business, conducted by DLJ, is reported in the Investment Banking and Brokerage segment. The investment management business conducted by Alliance is reported in the Investment
Management segment. For additional information on AXA Financial's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Combined Operating Results by Segment" and Notes 1 and 22 of Notes to Consolidated Financial Statements. Operating results and segment information are presented on a basis which adjusts amounts as reported in the GAAP financial statements to exclude non-DLJ investment gains/losses, net of related DAC and other charges, and the effect of unusual or non-recurring events and transactions. For additional information relating to these adjustments, see "MD&A - Combined Operating Results". AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's majority shareholder. See "Principal Shareholder".

--------
(1) As used in this Form 10-K, the term "AXA Financial" refers to AXA Financial, Inc., a Delaware corporation (the "Holding Company") formerly known as The Equitable Companies Incorporated, and its consolidated subsidiaries. The term "Holding Company Group" refers collectively to the Holding Company, to its non-operating subsidiaries, EQ Asset Trust 1993 (the "Trust") and The Equitable Companies Incorporated Stock Trust (the "SECT") and to AXA Client Solutions, LLC, a Delaware limited liability company ("AXA Client Solutions"). The term "Financial Advisory/Insurance Group" refers collectively to The Equitable Life Assurance Society of the United States ("Equitable Life"), a New York stock life insurance corporation, to Equitable Life's wholly owned subsidiaries, The Equitable of Colorado, Inc. ("EOC") and Equitable Distributors, Inc. ("EDI"), to AXA Advisors, LLC, a Delaware limited liability company ("AXA Advisors"), and to AXA Network, LLC, a Delaware limited liability company and its subsidiaries (collectively "AXA Network"). The term "Insurance Group" refers collectively to Equitable Life and certain of its subsidiaries engaged in insurance-related businesses. The term "Investment Subsidiaries" refers collectively to AXA Financial's majority owned subsidiaries, Alliance Capital Management L.P. ("Alliance"), a Delaware limited partnership, and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), a Delaware corporation, and, prior to June 10, 1997, to Equitable Life's wholly-owned subsidiary Equitable Real Estate Investment Management, Inc. ("EREIM") together with its affiliates Equitable Agri-Business, Inc. and EQ Services, Inc. (collectively referred to herein as "Equitable Real Estate"), and in each case their respective subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life and EOC and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of Equitable Life excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-Up Annuity and guaranteed interest contract ("GIC") lines of business which are referred to herein as "Discontinued Operations Investment Assets".



                                      1-1

Segment Information

Financial Advisory/Insurance

General. The Financial Advisory/Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products and asset management services to individuals, small groups, small and medium-size businesses, state and local governments and not-for-profit organizations, as well as financial planning services to individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual and group insurance and annuity products. The Financial Advisory/Insurance segment accounted for approximately $4.14 billion or 31.0% of consolidated revenue for the year ended December 31, 1999. Financial Advisory/Insurance segment products are marketed on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by AXA Advisors, a broker-dealer, and AXA Network, an insurance general agency through more than 7,500 financial professionals. In addition, EDI, a broker-dealer subsidiary of Equitable Life, distributes Equitable Life products on a wholesale basis through major securities firms, other broker-dealers and banks. Association plans are marketed directly to clients by the Insurance Group. As of December 31, 1999, the Insurance Group had more than three million policy and contractholders. Equitable Life, which was established in the State of New York in 1859, is among the largest life insurance companies in the United States. For additional information on this segment, see "MD&A - Combined Operating Results by Segment - Financial Advisory/Insurance", Note 22 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

In late 1997, AXA Financial conducted a comprehensive review of its organization and strategy and identified strategic initiatives with the goal of furthering AXA Financial's evolution as a premier provider of financial advice and planning, insurance, investment banking and brokerage and asset management products and services. Through 1998 and 1999, AXA Financial continued its efforts to refine and implement the strategic initiatives. In 1999, the Holding Company changed its name to "AXA Financial, Inc." to better communicate the broad range of products and services offered by its subsidiaries and to embody the positive attributes of a global company with significant resources. AXA Client Solutions was formed as a wholly owned direct subsidiary of the Holding Company and the Holding Company contributed to it all of Equitable Life's stock, making AXA Client Solutions the direct parent of Equitable Life. AXA Advisors, the successor by merger to EQ Financial Consultants, Inc., was transferred by Equitable Life to AXA Distribution Holding Corporation, a Delaware corporation ("AXA Distribution") and a wholly-owned direct subsidiary of AXA Client Solutions. AXA Advisors, a significant new brand for AXA Financial, will focus on the development and management of retail customer relationships with a greater emphasis on advice and financial planning. AXA Network, successor to EquiSource of New York, Inc. and its subsidiaries, was established as an insurance general agency for the sale, on a retail basis, of insurance products of Equitable Life and unaffiliated insurance companies. In first quarter 2000, AXA Network was transferred to AXA Distribution. These steps are designed to separate the manufacture of insurance and annuity products, which will continue under the "Equitable" name, from the provision of financial advice and the distribution of relationship-management products and services, which will be undertaken by "AXA" named companies. For information about the Holding Company's ability to use and sublicense the use of the name "AXA", see "Business - Principal Shareholder - AXA Sublicense".

In 1999, the AXA Asset Account, an asset management account product, was launched nationally. Also in 1999, AXA Advisors launched fee-based financial planning services in a pilot program in Texas; these services will be introduced throughout the United States in 2000 on a regional basis. AXA Financial is making significant investments in technology to support these initiatives and to better leverage and integrate the technology capabilities and business practices of its separate subsidiaries. Also in 1999, we identified "advanced practice models" in the areas of tax-qualified retirement planning, executive benefits, and estate planning and began efforts to increase the number and productivity of financial professionals specializing in these areas through dedicated resources and support.
                                      1-2

In 1998, the agency management structure was reorganized from four divisions grouped by agency size and market to 18 geographic regions with common staff and systems infrastructures, improving sales and service support at the local level. EDI expanded its wholesale distribution activities to include life insurance products, in addition to the annuity products it continues to offer. A service called "EQ Access" now permits customers to receive policy and account information on-line.

Products and Services. The Insurance Group offers a portfolio of insurance, annuity and investment products and services, including financial planning services, designed to meet a broad range of its customers' needs throughout their financial life-cycles. These products include individual variable and interest-sensitive life insurance policies and variable annuity contracts, which in 1999 accounted for 17.8% and 70.0%, respectively of total life insurance and annuity sales. Both products provide a return that is linked to the performance of underlying investment portfolios, as well various guaranteed interest options. A wide range of portfolios is provided, so that customers can determine their desired asset mix for funds underlying their policy or contract. As the return on the underlying fund portfolios increases or decreases, the product's cash surrender value may increase or decrease, and for variable life insurance either the death benefit or the duration or the policy may vary. The Insurance Group is among the country's leading issuers of variable life insurance and variable annuity products.

Variable life insurance products include Incentive Life sm, Equitable Life's flagship life insurance product, as well as a second to die policy, and a product for the corporate owned life insurance ("COLI") market. Equitable Life is currently developing a new generation of its modified single premium variable life insurance policy for distribution primarily through wholesale channels. Equitable Life also offers traditional whole life insurance, universal life insurance and term life insurance policies. Variable life insurance and universal life insurance provide policy owners with flexibility in the timing and amount of premiums, provided there are sufficient policy funds to cover all policy charges. Second to die policies provide a benefit upon the death of the second of two covered lives and are frequently used for estate and tax planning purposes. Traditional whole life insurance requires a fixed periodic premium and has no variable investment options. Term insurance provides a pure death benefit, and may be purchased on either a traditional increasing premium plan or a level premium plan for a specified number of years. Life insurance policies can be purchased for a range of customer uses, including protection of heirs, cash value accumulation, funding of business buy-sell agreements, corporate nonqualified deferred compensation arrangements, and estate and tax planning.

Variable annuity products include Equi-Vest(R) and Accumulatorsm, which are individual variable deferred annuities, and the Momentumsm series of group annuities for the employer retirement plan market. Individual deferred annuities may be purchased on either asingle or flexible premium basis; group annuities generally have recurring premium from the retirement plans they fund. Individual variable annuities are designed for the non-qualified market, and are also offered in forms that qualify for tax advantages under various sections of the Code, such as individual retirement annuities (IRA) and tax sheltered annuities
(TSA). Most individual variable annuity products include some or all of Equitable Life's special features, such as an extra-credit enhancement to the account value created by the initial contract consideration, a dollar cost averaging account that pays an increased rate of interest while new money is being transferred into investment portfolios, an enhanced death benefit, Equitable Life's baseBuilder(R) minimum guaranteed income benefit, and market value adjusted (MVA) fixed interest investment options. Equitable Life also offers individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rates, and offers payout annuities. The family of payout annuity products includes traditional life annuities, variable life annuities, which provide lifetime periodic payments that fluctuate with the performance of underlying investment portfolios, and the Income Managersm, which provides guaranteed lifetime payments with cash values during an initial period.

Prior to 1997, the Separate Account options under all of the variable life insurance products and most of the variable annuity products issued by the Insurance Group invested in portfolios of the Hudson River Trust ("HRT"), a mutual fund which was managed by Alliance. To provide customers with additional investment flexibility and choice, in 1997 the Insurance Group introduced EQ Advisors Trust ("EQAT"), a mutual fund which offered variable life and annuity contractholders investment portfolios advised by unaffiliated investment advisors. In 1999, the Insurance Group combined HRT and EQAT through a transaction known as substitution. At December 31, 1999, EQAT had 40 investment portfolios, 25 of which were managed by Alliance, representing 85.1% of the assets in EQAT, and 15 of which were managed by unaffiliated investment advisors.

                                      1-3

The continued growth of Separate Account assets remains a strategic objective of AXA Financial. Generally, with investment funds placed in the Separate Accounts associated with variable products, the investment risk (and reward) is transferred to policyholders while the Insurance Group earns fee income on Separate Account assets. In addition, products funded by Separate Account generally require less capital because they involve less risk to the Insurance Group than traditional products. Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $34.74 billion to $44.36 billion at December 31, 1999, including approximately $42.14 billion invested through EQAT.

The Financial Advisory/Insurance Group also offers an asset management account and money management products. The AXA Asset Account is an asset management account with a variety of related services including brokerage capabilities, a debit card, check writing and a consolidated statement showing a client's investments. The money management products include a mutual fund asset allocation program that offers personal investment advice and related services for an annual fee, and a wrap-fee program for high net worth clients that offers individualized professional investment management services together with transaction execution and clearance for a single annual fee.

The Personal Financial Plan(R), the new successor to the Financial Fitness Profile(R), is an updated and expanded sales approach and software package that forms the basis of financial planning services and is designed to make the client's long-term financial needs the key ingredients of the advisory and planning process. The Personal Financial Plan will be customized for use in employer-sponsored planning, as well as for estate planning. Management believes The Personal Financial Plan adds significant value to client service and provides an excellent foundation for building long-term relationships with customers by identifying the customer's financial goals in light of his or her unique situation. This process follows the limited introduction in 1996 of a program for qualified associates to offer fee-based financial plans, products and seminars.

In addition to products issued by the Insurance Group, AXA Advisors and/or AXA Network provide their financial professionals with access to products and services from unaffiliated insurers and from other financial services firms, including life, health and long-term care insurance products, annuity products and investment products and services. In 1999, AXA Advisors and its predecessor sold approximately $2.72 billion in mutual funds and other investment products.

From July 1, 1993 through January 1998, new disability income ("DI") policies issued by Equitable Life were 80% reinsured through an arrangement with Paul Revere Life Insurance Company ("Paul Revere"). Paul Revere manages claims incurred under Equitable Life's DI policies. Equitable Life no longer underwrites new DI policies.

For information relating to the unfavorable results of the DI business, and a related DAC write-off and reserve strengthening in 1996, see Note 6 of Selected Consolidated Financial Information. Based on experience that emerged on this book of business since taking those actions, management continues to believe the DI reserves have been calculated on a reasonable basis and are adequate. Equitable Life is exploring its ability to dispose of the DI business through reinsurance.

Markets. The Financial Advisory/Insurance Group's targeted customers include affluent and emerging affluent individuals who are seeking financial planning advice, such as professionals and owners of small businesses, as well as employees of tax-exempt organizations and existing customers. For variable life, the Insurance Group has targeted certain markets, particularly executive benefit plans, the estate planning market and the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income life protection markets. The Insurance Group's target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans covering 25 to 3,000 employees) and the IRA retirement planning market. Equitable Life's Income Manager series of annuity products includes products designed to address the growing market of those at or near retirement who need to convert retirement savings into retirement income.

Demographic studies suggest that, as the post-World War II "baby boom" generation ages over the next decade, there will be a corresponding growth in the number of individuals in the target market for the Insurance Group's savings-oriented products. Studies also indicate that intergenerational wealth transfers will be enormous, and that there will be a significant increase in the number of households seeking advice related to financial, tax and estate planning. In addition, the trend continues among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options).
Management continuously reviews its range of financial products and planning services to satisfy the needs of customers in these target markets.

                                      1-4

In 1999, the Insurance Group collected premiums and deposits from policy or contractholders in all 50 states, the District of Columbia and Puerto Rico. For the Insurance Group, the states of New York (13.09%), New Jersey (7.52%), California (7.19%), Illinois (5.97%), Florida (5.64%), Michigan (5.48%) and Pennsylvania (5.44%) contributed the greatest amounts of premiums (accounted for on a statutory basis), and no other state represented more than 5% of the Insurance Group's statutory premiums. Premiums from all non-U.S. citizens represented less than 1% of the Insurance Group's 1999 aggregate statutory premiums.

Distribution. Retail distribution of products and services is accomplished by more than 7,500 financial professionals of AXA Advisors and/or AXA Network (including approximately 375 individuals who are engaged in related professions, in addition to offering Financial Advisory/Insurance Group products) organized into 18 geographic regions across the United States. Wholesale distribution of products is undertaken through EDI, which at year end 1999 had 404 selling agreements, including arrangements with four major securities firms, 50 banks or similar financial institutions, and 350 broker-dealers.

The following table summarizes product sales by distribution channel for the years ended December 31, 1999, 1998 and 1997.

                                                                      Sales by Distribution Channel
                                                                              (In Millions)

                                                             1999                  1998                  1997
                                                   -------------------  -------------------  ---------------------
   Retail:
     Total Insurance/Annuity................       $      8,307.2       $       7,717.7      $        7,180.6
     Total Mutual Funds/Investment
     Products...............................              2,717.5               2,373.2               1,706.7
   Wholesale - Total Channel................              2,273.1               1,697.3                 648.4
                                                   -------------------  -------------------  ----------------------
   Total Sales..............................       $     13,297.8       $      11,788.2      $        9,535.7
                                                   ===================  ===================  ======================



The Financial Advisory/Insurance Group provides its financial professionals with training, marketing and sales support. In 1999, in connection with the launch of the AXA Asset Account, new and enhanced investment products and financial planning services, approximately 2,500 financial professionals received significant additional training. Financial professionals were selected to receive the additional training based on their attainment of (or commitment to attain) required licenses (including NASD Series 7 and Series 65/66 securities licenses) and their stated interest to offer the new products and services.

Nearly all of the Financial Advisory/Insurance Group's financial professionals are licensed to sell variable insurance and annuity products as well as certain investment products, including mutual funds. As of December 31, 1999, approximately 2,500 of these financial professionals were licensed to sell general securities. The Financial Advisory/Insurance Group leads the insurance industry in the number of financial professionals and employees who hold both the Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC) designations, which are awarded by The American College, a professional organization for insurance and financial planning professionals.

After  an  initial  training   period,   sales  associates  are  compensated  by
commissions based on product sales levels and key profitability factors, including persistency, and by fees for the sale of financial planning services. In addition, the Financial Advisory/Insurance Group sponsors pension and other benefit plans and sales incentive programs for its financial professionals to focus their sales efforts on the Insurance Group's products. Beginning in 2000, the Financial Advisory/Insurance Group will make available a new contract for new financial professionals which will more directly align their compensation with the goals of financial planning, asset gathering, and product sales.

To support the training of financial professionals and their sales of financial planning services, the Advisor Support Group ("ASG") was developed. Based in Alpharetta, Georgia, ASG consists of the Practice Development Center, the national training center for financial professionals, the Financial Planning Center, which assists financial professionals with the development and delivery of financial plans and the Case Design Group, which provides technical resources and sales support to financial professionals in connection with advanced practice models and complex sales. In addition, Equitable Life has centralized its life insurance processing and servicing functions in a new National Operations Center in Charlotte, North Carolina.

                                     1-5

In its ongoing effort to enhance the quality of the Financial Advisory/Insurance Group's sales force, during 1999 management continued to recruit professionals from fields such as accounting, banking and law. Management believes the knowledge and experience of these individuals will add significant value to client service; that recruiting more experienced individuals has had a positive impact on the retention and productivity rates of first year agents; and that their professionalism constitutes a competitive advantage in the marketing of the Insurance Group's sophisticated insurance products.

Equitable Life's Law Department maintains a Compliance Group staffed with compliance professionals who, working together with attorneys and other professionals in the Law Department, review and approve advertising and sales literature prior to use by the Financial Advisory/Insurance Group and monitor customer complaints. In 1998, Equitable Life became a member of a voluntary market conduct compliance association. See "Regulation - Market Conduct".

Insurance Underwriting and Reinsurance. Underwriting rules and procedures established by the Insurance Group's underwriting area are designed to produce mortality results consistent with assumptions used in product pricing while providing for competitive risk selection. The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors.

In 1997, the Insurance Group put in place a program under which it cedes 90% of mortality risk on substantially all new variable life, universal life and term life policies. In addition, the Insurance Group generally limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. Automatic reinsurance arrangements permit policies to be written in a range from $25.0 to $50.0 million, depending upon the product. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. Therefore, the Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 2% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is limited to $5.0 million on single-life policies and on second-to-die policies. For additional information on the Insurance Group's reinsurance agreements, see Note 13 of Notes to Consolidated Financial Statements. The Insurance Group also assumes annuity reinsurance and, by participating in various reinsurance pools, accident, health, group long-term disability, aviation and space risks by participating in various reinsurance pools, but has determined to stop assuming new risks in these categories as existing agreements terminate.

Investment Banking and Brokerage

The Investment Banking and Brokerage segment, which includes DLJ, a leading integrated investment and merchant bank, serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading; merchant banking; financial advisory services; investment research; venture capital; correspondent brokerage services; securities lending; online interactive brokerage services; and asset management and other advisory services. Investment Banking and Brokerage revenues, which amounted to approximately $7.39 billion for the year ended December 31, 1999, or 55.2% of AXA Financial's consolidated revenues, consist primarily of commissions, underwriting spreads, fees on merger and acquisition, private placement, asset management and other advisory services, principal transactions (both trading and investment revenues) and other (primarily dividends and miscellaneous transaction revenues). At December 31, 1999, AXA Financial owned approximately 70.3% of DLJ's common stock. Assuming full vesting of restricted stock units and full exercise of all outstanding options, AXA Financial would own approximately 56.1% of DLJ's common stock. See "MD&A - Combined Operating Results by Segment - Investment Banking and Brokerage". In 1999, DLJ issued a new class of DLJ common stock to track the performance of DLJdirect, its online brokerage business selling shares representing an approximately 18% interest in DLJdirect's financial performance.

DLJ conducts its business through four principal operating groups: the Banking Group, the Equities Group, the Fixed Income Group, and the Financial Services Group. DLJ's Banking Group (which includes Investment Banking, Merchant Banking and the Sprout Group) is a major participant in the raising of capital for and the providing of financial advice to companies throughout the United States and in Europe, Asia and Latin America. Through Investment Banking, DLJ manages and underwrites public offerings of securities, arranges private placements, originates both investment and non-investment-grade debt, underwrites and syndicates senior bank debt and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Merchant Banking pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, DLJ and its employees. The Sprout Group is Wall Street's oldest venture capital organization. In 1999, the Banking Group expanded its capabilities in the utilities and technology industries.

                                      1-6

The Equities Group provides domestic and foreign institutional clients with global research, trading and sales services in United States listed and over-the-counter equities, and foreign equities trading in the United States, Europe and Asia. A joint venture has also been established in Johannesburg, South Africa. Autranet is one of the largest distributors of third-party research and investment material. DLJ's Equity Derivatives Division provides a broad range of equity and index option products.

The Fixed Income Group provides institutional clients with research, trading and sales services for a broad range of fixed-income products, and distributes fixed-income securities in connection with offerings underwritten by DLJ.

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries that represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for financial institutions which collectively maintain over 3.2 million active customer accounts. Through its Asset Management Group, DLJ provides cash management, investment advisory and trust services primarily to high-net-worth individuals and families. DLJ's Investment Services Group provides access to DLJ's equity and fixed-income research, trading services and underwriting to a broad mix of private clients. DLJdirect is a leading provider of online discount brokerage and related investment services, offering customers automated securities order placement through the Internet and online service providers. DLJdirect's broad range of investment services is targeted at self-directed, sophisticated online investors.

DLJ's principal business activities, investment and merchant banking, securities and trading and correspondent and online discount brokerage services, are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

In 1999, DLJ continued to make strides toward establishing a strong international presence. DLJ opened investment banking offices in Frankfurt and Taipei and an equity sales office was established in Singapore. Merchant Banking expanded its international efforts, with investments in the United Kingdom, Italy, France, Argentina and Brazil. For the years ended December 31, 1999 and 1998, total net revenues related to DLJ's foreign operations were approximately $782.2 million and $389.7 million, respectively. At December 31, 1999 and 1998, total foreign assets were approximately $10.9 billion and $8.6 billion, respectively.

For additional information about DLJ, see "MD&A - Combined Operating Results by Segment - Investment Banking and Brokerage" and DLJ's Annual Report on Form 10-K for the year ended December 31, 1999.

Investment Management

General. The Investment Management segment, which includes Alliance, one of the nation's largest investment advisors, provides diversified investment management services to the Insurance Group and to a variety of institutional clients, including corporate and public employee pension funds, endowments, foundations and other domestic and foreign institutions, as well as to high net worth individuals and, through various investment vehicles, to individual investors. This segment includes institutional Separate Accounts ($10.09 billion at December 31, 1999) which provide various investment options for large group pension clients, primarily defined benefit contribution plans, through pooled or single group accounts. Through June 10, 1997, the segment also includes the results of ERE which provided real estate investment management services, property management services, mortgage servicing and loan asset management and agricultural investment management services. The Investment Management segment in 1999 accounted for approximately $1.88 billion or 14.0% of consolidated revenues. In recent years, rapid growth in sales of mutual funds by Alliance to individuals and retail clients has augmented the traditional focus on institutional markets. For additional information on Alliance, including its results of operations, see "Regulation" and "MD&A - Combined Operating Results by Segment - Investment Management".

As of December 31, 1999, Alliance had approximately $368.32 billion in assets under management (including $301.37 billion for third party clients). Alliance's assets under management at December 31, 1999 included approximately $198.88 billion from separately managed accounts for institutional investors and high net worth individuals and approximately $169.44 billion from mutual fund accounts. Alliance's greatest growth in recent years has been in products for individual investors, primarily mutual funds, which generate relatively high management and servicing fees as compared to fees charged to separately managed accounts.
                                      1-7

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

Separately Managed Accounts - At December 31, 1999, separately managed accounts represented approximately 54.0% of Alliance's total assets under management while the fees earned from the management of those accounts represented approximately 23.8% of Alliance's revenues for the year ended December 31, 1999. In addition to the separately managed account business Alliance also provides active management for international (non-United States) and global (including United States) equity, balanced and fixed income portfolios, asset allocation portfolios, venture capital portfolios, investment partnership portfolios known as hedge funds and portfolios that invest in real estate investment trusts. In addition, Alliance provides "passive" management services for equity, fixed income and international accounts.

As of December 31, 1999, Alliance acted as investment manager for approximately 2,373 separately managed accounts (other than investment companies) which include corporate employee benefit plans, public employee retirement systems, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions and the General and certain of the Separate Accounts of Equitable Life and its insurance company subsidiary. The General and Separate Accounts of the Insurance Group are Alliance's largest institutional clients. Alliance's separately managed accounts are managed pursuant to written investment management agreements between the clients and Alliance, which are usually terminable at any time or upon relatively short notice by either party.

Mutual Funds Management - Alliance also (i) manages assets in EQAT aggregating approximately $36.3 billion at December 31, 1999, which includes assets formerly held in HRT, a former funding vehicle for the individual variable life insurance and annuity products offered by the Insurance Group and manages other funds which serve as funding vehicles for variable annuity and variable life insurance products offered by unaffiliated insurance companies; (ii) manages and sponsors a broad range of open-end and closed-end mutual funds other than those available through EQAT; (iii) provides cash management services (money market funds and Federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies, and other financial intermediaries; (iv) manages and sponsors certain structured products and (v) manages and sponsors certain hedge funds. The Alliance-managed assets described in this paragraph amounted at December 31, 1999 to approximately $169.4 billion.

Revenues - Investment management revenues consist primarily of investment advisory and service fees generally based on the value of assets under management. Certain investment advisory agreements also provide for the payment of performance fees when investment performance exceeds a contractual benchmark. Fees charged vary with the type of account managed (mutual fund, institutional separate account, individual managed account) and the nature of the assets being managed (money market funds, equities, fixed income investments). The Investment Management segment also generates distribution plan fees consisting of reimbursement of mutual fund distribution expenses, and administrative and transfer agency service fees provided to Alliance mutual funds and money market funds. Other Investment Management revenues consist primarily of, commissions on shares of mutual funds sold with conventional front-end sales charges, and interest and dividends. In connection with the Reorganization described below, Equitable Life agreed, subject to certain adjustments, to pay to Alliance asset management fees of not less than $38 million annually through 2003 with respect to specified General Account asset classes.

Reorganization - At a special meeting of unitholders held in September 1999, the unitholders of Alliance Capital Management Holding L.P., formerly Alliance Capital Management L.P. ("Alliance Holding"), approved both the transfer of Alliance Holding's business to Alliance, a newly-formed private limited partnership, in exchange for all units of Alliance (the "Reorganization") and the amendment and restatement of Alliance Holding's partnership agreement. In connection with the Reorganization, Alliance Holding offered to its unitholders the opportunity to exchange Alliance Holding units for Alliance Capital units on a one-for-one basis. In October 1999, Alliance Holding transferred its business, assets and liabilities to Alliance pursuant to the Reorganization. At December 31, 1999, an Equitable Life subsidiary held 100,000 general partnership units of Alliance Holding and a 1% general partnership interest in Alliance. Equitable Life and its subsidiaries also held approximately 2% of the Alliance Holding units, and 55% of the Alliance units. These combined holdings equal an approximate 57% economic interest in Alliance's operations.

                                      1-8

As a result of the Reorganization, Alliance Holding's principal asset is its economic interest in Alliance. Alliance Holding records its investment in Alliance under the equity method of accounting based on its proportionate share of net income of Alliance. At December 31, 1999, Alliance Holding owned approximately 72.1 million units, or approximately 42% of the economic interests in Alliance. As part of the Reorganization, Alliance Holding elected to retain its partnership tax status and, therefore, is subject to an annual 3.5% Federal tax on its proportionate share of the gross business income of Alliance. Alliance, as a private partnership, is not subject to this 3.5% tax, which, in 1999 and 1998 reduced the Investment Management segment after-tax operating earnings by approximately $19 million and $18 million, respectively. Alliance Holding and Alliance are generally not subject to state and local income taxes, with the exception of the New York City unincorporated business tax of 4%. On December 30, 1997, Alliance Holding elected under Section 754 of the Code to adjust the tax basis of its assets in connection with sales and exchanges of Alliance Holding units in the secondary market after January 1, 1998. Purchasers of Alliance Holding units on or after that date will be entitled to claim deductions for their proportionate share of Alliance Holding's amortizable and depreciable assets. The election had no direct effect on AXA Financial's holdings of economic interests in Alliance nor on AXA Financial's ownership of Alliance Holding units.

For additional information about Alliance, see "MD&A - Combined Results of Operations by Segment - Investment Management" and Alliance's Annual Report on Form 10-K for the year ended December 31, 1999.

Equitable Real Estate

On June 10, 1997,  Equitable Life sold EREIM to Lend Lease  Corporation  Limited
("Lend Lease") and entered into long-term advisory agreements whereby subsidiaries of Lend Lease continue to provide to Equitable Life's General Account and Separate Accounts substantially the same services, for substantially the same fees, as provided prior to the sale.

Assets Under Management and Fees

AXA Financial continues to pursue its strategy of increasing third party assets under management. The Investment Banking and Brokerage and Investment Management segments continue to add third party assets under management, and the Investment Management segment provides asset management services to the Insurance Group. Of the $462.67 billion of assets under management at December 31, 1999, $395.0 billion (or 78.9%) were managed for third parties, including $340.55 billion for domestic and overseas investors, mutual funds, pension funds and endowment funds and $54.4 billion for the Insurance Group's Separate Accounts, and $67.66 billion principally for the Insurance Group General Account and invested assets of subsidiaries. Of the $1.56 billion of fees for assets under management received for the year ended December 31, 1999, $1.51 billion were received from third parties, including $1.41 billion from unaffiliated third parties and $107.6 million in respect of Separate Accounts, and $43.7 million from the Insurance Group. For additional information on fees and assets under management, see "MD&A - Combined Operating Results by Segment - Fees and Assets Under Management."

Discontinued Operations

In September 1991, Equitable Life discontinued the operations of the Wind-Up Annuity and GIC lines of business, reflecting management's strategic decision to focus its attention and capital on its core businesses. Discontinued operations includes Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans, and GIC products pursuant to which Equitable Life is contractually obligated to credit an interest rate which was set at the date of issue. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. At December 31, 1999, $993.3 million of contractholder liabilities were outstanding, substantially all of which were related to Wind-Up Annuities. For additional information, see Note 8 of Notes to Consolidated Financial Statements and "MD&A - Discontinued Operations".

                                      1-9

General Account Investment Portfolio

General. The Insurance Group's General Accounts consist of diversified portfolio of investments. The General Account liabilities can be divided into two primary types, participating and non-participating. For participating products, the investment results of the underlying assets determine, to a large extent, the return to the policyholder, and the Insurance Group's profits are earned from investment management, mortality and other charges. For non-participating or interest-sensitive products, the Insurance Group's profits are earned from a positive spread between the investment return and the crediting or reserve interest rate.

Although all the assets of the General Account of each insurer in the Insurance Group support all of that insurer's liabilities, the Insurance Group has developed an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage such product line's investment return and liquidity requirements, consistent with management's overall investment objectives for the General Account Investment Portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.

The Closed Block assets and results are a part of continuing operations and have been combined in the MD&A on a line-by-line basis with assets and results outside of the Closed Block. Therefore, the Closed Block assets are included in General Account Investment Assets discussed below. For further information on these portfolios and on Discontinued Operations Investment Assets, see "MD&A - Continuing Operations Investment Portfolio" and "Discontinued Operations". Most individual investments in the portfolios of discontinued operations are also included in General Account Investment Assets. For more information on the Closed Block, see Notes 2 and 7 of Notes to Consolidated Financial Statements.



                                      1-10

The following table summarizes General Account Investment Assets by asset category at December 31, 1999.

                        General Account Investment Assets
                               Net Amortized Cost
                              (Dollars in Millions)

                                                 Amount             % of Total
                                            ------------------   ------------------
Fixed maturities(1)....................     $      23,719.1              66.2%
Mortgages..............................             4,974.2              13.9
Equity real estate.....................             1,251.2               3.5
Other equity investments...............               826.2               2.3
Policy loans...........................             3,851.2              10.7
Cash and short-term investments(2).....             1,220.6               3.4
                                            ------------------   ------------------
  Total................................     $      35,842.5             100.0%

(1) Excludes unrealized losses of $896.4 million on fixed maturities classified as available for sale.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Investment Surveillance. As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of certain assets by the Insurance Group's Surveillance Committee which evaluates whether any investments are other than temporarily impaired, whether specific investments should be classified as problems, potential problems or restructures, and whether specific investments should be put on an interest non-accrual basis.

Description of General Account Investment Assets. For portfolio management purposes, General Account Investment Assets are divided into four major asset categories: fixed maturities, mortgages, equity real estate and other equity investments.

Fixed Maturities. As of December 31, 1999, the fixed maturities category was the largest asset class of General Account Investment Assets with $23.72 billion in net amortized cost or 66.2% of total General Account Investment Assets. The fixed maturities category consists of both investment grade and below investment grade public and private debt securities, as well as small amounts of redeemable preferred stock. At December 31, 1999, 76.9% ($18.25 billion) of the amortized cost of the asset category were publicly traded debt securities and 86.7% ($20.56 billion) were rated investment grade (National Association of Insurance Commissioners ("NAIC") bond rating 1 or 2).

The following table summarizes fixed maturities by remaining average life as of December 31, 1999.

                                          Fixed Maturity Investments By
                                            Remaining Average Life
                                                   (In Millions)

                                                  Amortized Cost
                                           ----------------------------
Due in one year or less...........         $             783.3
Due in years two through five.....                     4,831.1
Due in years six through ten......                     8,948.6
Due after ten years(1)............                     4,009.7
Mortgage-backed securities........                     5,146.4
                                           ----------------------------
   Total..........................         $          23,719.1
                                           ============================

(1) Includes redeemable preferred stock.

Investment grade fixed maturities (which include redeemable preferred stocks) include the securities of 1,012 different issuers, with no individual issuer representing more than 0.7% of investment grade fixed maturities as a whole. The investment grade fixed maturities are also diversified by industry, with investments in manufacturing (23.6%), banking (14.5%), finance (13.9%), utilities (13.7%), and communications (8.6%) representing the five largest allocations of investment grade fixed maturities at December 31, 1999. No other industry represented more than 7.9% of the investment grade fixed maturities portfolio at that date.

                                      1-11

Below investment grade fixed maturities (NAIC bond rating 3 through 6 and redeemable preferred stocks) include the securities of over 403 different issuers with no individual issuer representing more than 2.3% of below investment grade fixed maturities as a whole. At December 31, 1999, the five largest industries represented in these below investment grade fixed maturities were manufacturing (46.1%), communications (8.7%), finance (7.8%), agriculture/mining/construction (6.7%) and banking (6.6%). No other industry represented more than 5.5% of this portfolio. The General Account portfolio also has interests in below investment grade fixed maturities through equity interests in a number of high yield funds. See "Other Equity Investments". Investment losses on fixed maturities in 1999 were due to $226.5 million in writedowns primarily on domestic and emerging market high-yield securities and net losses of $68.4 million on sales.

For further information regarding fixed maturities, see "MD&A - Continuing Operations Investment Portfolio Investment Results of General Account Investment Assets - Fixed Maturities".

Mortgages. At December 31, 1999, measured by amortized cost, commercial mortgages totaled $3.05 billion (60.9% of the amortized cost of the category), agricultural loans were $1.96 billion (39.1%) and residential loans were $0.7 million (less than 0.1%).

Commercial mortgages, substantially all of which are made on a non-recourse basis, consist of fixed interest rate first mortgages on completed properties. There were no construction or land loans in the category. Valuation allowances of $32.1 million were held against the portfolio. As of December 31, 1999, there were 219 individual commercial mortgage loans collateralized by office buildings (amortized cost of $1,534.2 million), retail properties ($784.1 million), apartment buildings ($317.9 million), hotels ($278.4 million) and industrial properties ($116.8 million).

The agricultural mortgage loans add diversity to the mortgage loan portfolio. As of December 31, 1999, there were approximately 4,072 outstanding agricultural mortgages with an aggregate amortized cost of $1.96 billion. As of December 31, 1999, 30.0%, 22.7%, 20.0% and 13.1% of these assets were collateralized by land used for grain crops, fruit/vine/timber, general farm purposes and ranch and livestock, respectively, and no other land use category collateralized more than 14.2% of these loans. Of the properties collateralizing these loans, 27.4% were located in California and no more than 8.5% are located in any other single state.

For information regarding the mortgage portfolio, see "MD&A - Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Mortgages".

Equity Real Estate. The $1.40 billion amortized cost of equity real estate consists of office ($806.6 million), retail ($202.4 million), land and other ($193.9 million) and no other category comprised more than 5.5% of the portfolio. Valuation allowances of $145.8 million were held against the portfolio at December 31, 1999. Office properties are primarily significant downtown buildings in major cities. Measured by amortized cost, 47.5%, 19.8%, and 8.2% of these properties are located in New York, Ohio and Illinois, respectively, and no more than 7.1% were located in any other state.

In January 1998, management announced a program to sell a significant portion of its equity real estate portfolio. For 1999 and 1998, proceeds from the sale of equity real estate for continuing operations totaled $576.6 million and $1.05 billion, respectively. At December 31, 1999, the remaining held for sale equity real estate portfolio's depreciated cost for continuing and discontinued operations totaled $769.7 million, excluding related valuation allowances of $200.6 million. For additional information regarding the equity real estate portfolio and the impact of the equity real estate sales program on Equitable Life's results of operations, see "MD&A-Combined Operating Results" and "Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Equity Real Estate" and "- Discontinued Operations".

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests, alternative limited partnerships and common stock and other equity securities. Alternative funds utilize trading strategies that may be leveraged, and attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Returns on equity investments are very volatile and investment results for any period are not representative of any other period. The excess of Separate Accounts assets over Separate Accounts liabilities at December 31, 1999 of $118.7 million represented an investment by the General Account principally in equity securities. See "MD&A -Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Other Equity Investments".


                                      1-12

Commencing in third quarter 1998, in response to a perceived increase in the price volatility of publicly-traded equity markets, AXA Financial began to reduce its holdings of common stock investments. Effective January 1, 1999, AXA Financial designated all investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios as "trading securities" for the purpose of classification under SFAS No. 115 and all subsequent changes in the investments' fair value have been reported through earnings. These investments are actively managed to control risk and generate investment returns.

Holding Company Group

At December 31, 1999, the Holding Company Group held investments with a carrying value of $542.0 million, made up of fixed maturities ($369.7 million or 68.2%), cash and short-term securities ($170.0 million or 31.4%) and other equity investments ($2.3 million or 0.4`%). For additional information, see "MD&A - Liquidity and Capital Resources - The Holding Company" and "- Quantitative and Qualitative Disclosures about Market Risk".

Employees and Agents

As of December 31, 1999, AXA Financial had approximately 17,600 employees. Of these, approximately 5,000 were employed by the Financial Advisory/Insurance Group and approximately 12,600 were employed by the Investment Subsidiaries. In addition, the Financial Advisory/Insurance Group had more than 7,500 financial professionals. Management believes relations with employees and financial professionals are good.

Competition

Financial Advisory/Insurance. There is strong competition among companies seeking clients for the types of insurance, annuity and group pension products sold by, and financial services provided by, the Financial Advisory/Insurance Group. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. Several of the Financial Advisory/Insurance Group's principal competitors have announced their intention to demutualize by year-end 2000, giving them increased access to capital and other advantages of being publicly traded companies. In addition, the Insurance Group competes with banks and other financial institutions for sales of annuity products and, to a lesser extent, life insurance products and with mutual funds, investment advisers and other financial entities for the investment of savings dollars. The recent enactment of the Gramm-Leach-Bliley Act may increase competition by permitting new entrants into the insurance business.

The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength and professionalism of the sales force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, investment management performance. Management believes the registration of nearly all of its retail financial professionals with the National Association of Securities Dealers, Inc. ("NASD") and the training provided to these sales associates by the Insurance Group provide a competitive advantage in effectively penetrating and communicating with its target markets. In the wholesale distribution channels, the Insurance Group's competitive advantage comes from strong brands, innovative products and services and sales support to retail customers.

Ratings are an important factor in establishing the competitive position of insurance companies. As of December 31, 1999, the financial strength or claims-paying rating of Equitable Life was AA from Standard & Poor's Corporation (3rd highest of 22 ratings), Aa3 from Moody's Investors Service (4th highest of 21 ratings), A+ from A.M. Best Company, Inc. (2nd highest of 16 ratings), AA from Fitch Investors Service, L.P. (3rd highest of 18 ratings) and AA- from Duff & Phelps Credit Rating Co. (4th highest of 18 ratings).

During 2000, management may from time to time explore selective acquisition opportunities in AXA Financial's core insurance and investment management businesses.

Investment Banking and Brokerage. DLJ encounters significant competition in all aspects of the securities business and competes directly worldwide with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than DLJ. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. As a result of pending legislative and regulatory initiatives in the United States removing certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the future. Such competition could also affect DLJ's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing DLJ's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. DLJ's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.


                                      1-13

DLJdirect is part of the online discount brokerage industry, a new, rapidly evolving and intensely competitive market, which is experiencing substantial competition from established financial services firms as well as new entrants who are trying to quickly establish their presence in the market. DLJdirect expects competition to continue and intensify in the future. DLJdirect faces direct competition from discount brokerage firms providing either touch-tone telephone or online investing services, or both. DLJdirect also encounters competition from the broker-dealer affiliates of established full commission brokerage firms. In addition, it competes with financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services. DLJdirect's future success depends in part on its ability to develop and enhance its services and products.

As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend significant amounts for advertising. Additionally, DLJdirect expects to spend significant amounts in the future in order to expand its international presence.

Investment Management. The financial services industry is highly competitive and new entrants continually are attracted to it. No single competitor, or any small group of competitors, is dominant in the industry. Alliance is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than Alliance. Alliance competes with other providers of institutional investment products primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Consultants also play a major role in the selection of managers for pension funds.

Many of the firms competing with Alliance for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the range of mutual funds and cash management services offered, investment performance, quality in servicing customer accounts and the capacity to provide financial incentives to financial intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" distribution plans and the investment adviser's own resources.

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

                                      1-14

Regulation

State Supervision. The Insurance Group is licensed to transact its insurance business in, and is subject to extensive regulation and supervision by, insurance regulators in all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the Superintendent of the New York Insurance Department (the "Superintendent"). The extent of state regulation varies, but most jurisdictions have laws and regulations governing standards of solvency, levels of reserves, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. The New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by Equitable Life. The Insurance Group is required to file detailed annual financial statements, prepared on a
statutory   accounting  basis,   with  supervisory   agencies  in  each  of  the
jurisdictions in which it does business. Such agencies may conduct regular examinations of the Insurance Group's operations and accounts, and make occasional requests for particular information from the Insurance Group. In January 1998 the Florida Attorney General and the Florida Department of Insurance issued subpoenas, and in December 1999 the Florida Attorney General issued an additional subpoena, in each case requesting, among other things, documents relating to various sales practices. Equitable Life has completed its response to the 1998 subpoenas and is in the process of responding to the 1999 subpoena. A number of states have enacted legislation requiring insurers who sold policies in Europe prior to and during the Second World War to file information concerning those policies with state authorities. Although Equitable Life intends to comply with these laws with respect to its own activities, the ability of AXA and its European affiliates to comply may be impacted by privacy laws in effect in various European countries, which could result in state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including Equitable Life, even though Equitable Life does not control AXA.

Holding Company Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions such as the transfer of assets, loans or the payment of dividends between an insurer and its affiliates. Under such laws, services performed, transfers of assets, loans or dividends by Equitable Life to its parent and the Holding Company (and certain affiliates, including AXA) may be subject to prior notice or approval depending on the size of such transactions or payments. Equitable Life has agreed with the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) its parent and the Holding Company (and certain affiliates, including AXA). Changes in control of an insurance company (generally presumed at a threshold of 10% or more of outstanding voting securities) are also regulated by these laws.

Guaranty Funds. Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed up to prescribed limits to protect policyholders of companies which become impaired or insolvent. Assessments levied against the Insurance Group during each of the past five years have not been material. While the amount of any future assessments cannot be predicted with certainty, management believes that assessments with respect to pending insurance company impairments and insolvencies will not be material to the financial position of AXA Financial.

Statutory Investment Valuation Reserves. Statutory accounting practices require a life insurer to maintain an asset valuation reserve ("AVR") and an interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on most of an insurer's invested assets.

AVR requires life insurers to establish statutory reserves for substantially all invested assets other than policy loans and life insurance subsidiaries. AVR generally captures all realized and unrealized gains or losses on invested assets, other than those resulting from changes in interest rates. Each year the amount of an insurer's AVR will fluctuate as additional gains or losses are absorbed by the reserve. To adjust for such changes over time, an annual contribution must be made to AVR equal to a basic contribution plus 20% of the difference between the reserve objective and the actual AVR. In addition, voluntary contributions to the AVR are permitted, to the extent that AVR does not exceed its maximum level. The basic contribution, reserve objective and maximum reserve are each determined annually according to the type and quality of an insurer's invested assets. As of December 31, 1999, the AVR objective for the Insurance Group was $1.5 billion and the actual AVR was $1.6 billion.

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

                                      1-15

In 1999, the AVR increased statutory surplus by $6.2 million and the IMR increased statutory surplus by $100.4 million, as compared to decreases of $111.8 million and $10.8 million, respectively, in 1998. The increase in statutory surplus caused by the AVR in 1999 primarily was a result of unrealized losses on bonds. The increase caused by the IMR resulted from realized losses due to changes in interest rates.

Changes in statutory surplus resulting from increases or decreases in AVR and IMR impact the funds available for shareholder dividends. See "Shareholder Dividend Restrictions". AVR and IMR are not included in financial statements prepared in conformity with GAAP. Asset valuation allowances reflected in consolidated financial statements included herein are established under GAAP. While the future effect of both AVR and IMR on the Insurance Group's statutory surplus will depend on the actual composition (both as to type and quality) of the Insurance Group's assets and gains/losses, management does not expect these reserves will reduce its statutory surplus to levels that would constrain the growth of the Insurance Group's operations. See "Regulation-Statutory Surplus and Capital".

Surplus Relief Reinsurance. The Insurance Group uses surplus relief reinsurance, which has no GAAP financial reporting effect other than from the associated expense and risk charge and administrative costs. However, surplus relief reinsurance does have the effect of increasing current statutory surplus while reducing future statutory earnings. As of December 31, 1999, $29.1 million (0.5%) of the Insurance Group's total statutory capital (capital, surplus and AVR) resulted from surplus relief reinsurance. Management reduced surplus relief reinsurance by approximately $81.9 million in 1999 and by $634.9 million since December 31, 1992. Management currently intends to eliminate all surplus relief reinsurance by December 31, 2000.

Management believes the Insurance Group's surplus relief reinsurance agreements are in substantial compliance with all applicable regulations.

NAIC Ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates a number of financial ratios to assist state regulators in monitoring the financial condition of insurance companies. Twelve ratios were calculated based on the 1999 statutory financial statements. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments. Based on Equitable Life's 1999 statutory financial statements, no ratios fell outside of the "usual range".

Statutory Surplus and Capital. As licensed insurers in each of the 50 states of the United States, members of the Insurance Group are subject to the supervision of the regulators of each such state. Such regulators have the discretionary authority, in connection with the continual licensing of any member of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. Management does not believe the current or anticipated levels of statutory surplus of the Insurance Group present a material risk that any such regulator would limit the amount of new insurance business the Insurance Group may issue.

On March 16, 1998, members of the NAIC approved its Codification of Statutory Accounting Principles ("Codification") project. Codification provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. In February 2000, the Superintendent announced the New York Insurance Department's intention to proceed with implementation of Codification rules, subject to any provisions in New York statutes which conflict with particular points in the Codification rules. It is not possible to predict in what form or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

                                      1-16

Risk-Based Capital. Life insurers are subject to risk-based capital ("RBC") guidelines which provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes taking into account the risk characteristics of the company's investments and products. The RBC requirements establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The New York Insurance Law gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose adjusted capital does not meet the minimum acceptable level. Management believes that Equitable Life's statutory capital, as measured by its year end 1999 RBC, is adequate to support its current business needs and financial ratings.

Shareholder Dividend Restrictions. In 1999, the Holding Company received a shareholder dividend of $150 million from Equitable Life, the first since demutualization. Under the New York Insurance Law, Equitable Life is permitted to pay shareholder dividends only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent, who by statute has broad discretion in such matters, does not disapprove the distribution. See Note 21 of Notes to Consolidated Financial Statements. Equitable Life has begun to review with the New York Insurance Department the potential for paying additional shareholder dividends in 2000.

Regulation of Investments. The Insurance Group is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and other equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, require divestiture. As of December 31, 1999, the Insurance Group's investments were in substantial compliance with all such regulations.

Federal Initiatives. Although the Federal government generally does not directly regulate the insurance business, many Federal laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal laws which may significantly affect the Insurance Group, including employee benefits regulation, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies and the taxation of insurance products. These initiatives are generally in a preliminary stage and consequently management cannot assess their potential impact on the Insurance Group at this time. The Administration's fiscal year 2001 revenue proposals announced in February 2000 contain provisions which, if enacted, could have an adverse impact on sales of business-owned life insurance and sales of cash value life insurance in connection with certain employer welfare benefit plans. In addition, certain provisions would affect the taxation of insurance companies, including a requirement to capitalize increased percentages of their net premiums to approximate acquisition costs for certain categories of insurance contracts. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted nor what the effect of any such legislation might be.

ERISA Considerations. The Insurance Group and the Investment Subsidiaries act as fiduciaries in certain cases, and accordingly are subject to regulation by the Department of Labor ("DOL") when providing products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions or breach their duties to ERISA-covered plans. In a case decided by the United States Supreme Court in December, 1993 (John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank), the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations should be applied with respect to the assets underlying the nonguaranteed components. On January 5, 2000, the DOL issued final regulations defining the circumstances under which an insurer will be deemed to have a safe harbor from ERISA liability for its contracts that are not guaranteed benefit contracts. Based upon these final regulations and a legal opinion obtained by Equitable Life, management believes that its group annuity contracts, as amended, are guaranteed benefit contracts and the General Account assets underlying the contracts are not plan assets for ERISA purposes.

                                      1-17

Environmental Considerations. As owners and operators of real property, Equitable Life and certain of its subsidiaries are subject to extensive Federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk there may be potential environmental liabilities and costs in connection with any required remediation of such properties. Equitable Life routinely conducts or causes to be conducted on its behalf environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by Equitable Life. Based on these environmental assessments and compliance with internal environmental procedures approved by Equitable Life, management believes that any costs associated with compliance with environmental laws and regulations regarding such properties would not be material to the consolidated financial position of AXA Financial. Furthermore, although Equitable Life and certain of its subsidiaries hold equity positions in companies that could potentially be subject to environmental liabilities, management believes, based on its assessment of the businesses and properties of these companies and the level of involvement of AXA Financial and Equitable Life and its subsidiaries in the operation and management of such companies, any environmental liabilities with respect to these investments would not be material to the consolidated financial position of AXA Financial.

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

Securities Laws. The Holding Company, certain of its subsidiaries,, and certain policies and contracts offered by the Insurance Group, are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and makes occasional requests for particular information from the Insurance Group. Equitable Life has complied with the SEC's limited inspection and inquiry in 1997 and 1998 concerning the marketing and sales practices associated with variable insurance products. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). AXA Advisors, EDI, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), DLJdirect, Inc. and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation (as discussed below in "Investment Banking" with reference to DLJSC), and are members of, and subject to regulation by, the NASD and various other self regulatory organizations ("SROs"). As a result of registration under the Exchange Act and SRO memberships, the Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, required procedures for trading on securities exchanges and in over-the-counter markets, and procedures for the clearance and settlement of trades. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

Equitable Life, AXA Advisors and certain of the Investment Subsidiaries also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by the Investment Subsidiaries, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act. All aspects of Equitable Life's, AXA Advisors' and the Investment Subsidiaries' investment advisory activities are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. Such laws and regulations relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to

                                      1-18
registered investment advisors are in certain cases more comprehensive than those imposed under the Federal securities laws. The failure to comply with such laws may result in possible sanctions including the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and/or fines.

Investment Banking and Brokerage. DLJ's business and the securities industry in general are subject to extensive regulation in the United States at both the Federal and state level, as well as by industry SROs. A number of Federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. DLJSC is registered as a broker-dealer with the SEC and in all 50 states and the District of Columbia, as a futures commission merchant with the Commodities Futures Trading Commission (the "CFTC"), as an investment advisor with the SEC and in certain states, and is also designated a primary dealer in United States government securities by the Federal Reserve Bank of New York. It is also a member of, and subject to regulation by, the NASD, the NYSE, the Chicago Board of Trade ("CBOT"), the National Futures Association and various other self-regulatory organizations. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business. As a futures commission merchant, DLJSC is subject to the requirements of the CFTC and the CBOT, including the provision of certain disclosure documents, prohibitions against trading ahead of customers and other fraudulent trading practices, provisions as to the handling of customer funds and reporting and recordkeeping requirements. See "Regulation - Securities Laws". The SEC, other governmental regulatory authorities, including state securities commissions, and SROs may institute administrative or judicial proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

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

As broker-dealers registered with the SEC and member firms of the NYSE, DLJSC and certain of its subsidiaries are subject to the capital requirements of the SEC and of the NYSE and/or NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses. Compliance with regulatory capital requirements could limit those operations of the Broker-Dealers that require the intensive use of capital, such as DLJSC's underwriting and trading activities, and the financing of customer account balances, and also restrict DLJ's ability to pay dividends, pay interest, repay debt, and redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, would adversely affect the ability of DLJ to pay dividends or to expand or even maintain present levels of business. Rule 15c3-1 under the Exchange Act limits the ability of stockholders of a registered broker-dealer to withdraw excess capital from that broker-dealer, if such withdrawal would impair the broker-dealer's net capital. This rule could limit the payment of dividends and the making of loans and advances by the Broker-Dealers to Equitable Life and the Holding Company.

In addition to being regulated in the U.S., DLJ's business is subject to regulation by various foreign governments and regulatory bodies. DLJ has broker-dealer subsidiaries that are subject to regulation by the Securities and Futures Authority of the United Kingdom, the Securities and Futures Commission of Hong Kong and the Ontario Securities Commission.

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC, the CFTC or other United States or foreign governmental regulatory authorities and SROs or changes in the interpretations or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of DLJ.

                                      1-19

Year 2000

AXA Financial's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees, affiliates, vendors and clients, and recording information for accounting, investment and management information purposes. Following the implementation of Equitable Life's, Alliance's and DLJ's Year 2000 compliance initiatives, no Year 2000 problems were encountered that could have a material adverse effect on the business, financial condition or results of operations of AXA Financial.

Principal Shareholder

AXA is the majority shareholder of the Holding Company, beneficially owning (together with certain of its affiliates) at March 1, 2000, 60.0% of the outstanding shares of Common Stock of the Holding Company. All shares of the Holding Company's Common Stock beneficially owned by AXA have been deposited in the voting trust referred to below. AXA is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities principally in Western Europe, North America, and the Asia/Pacific area and, to a lesser extent, in Africa and South America. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

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

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support the Holding Company or any of its subsidiaries.

Limitations on AXA Acquisitions of Voting Securities. Under Article XI of the Holding Company's By-Laws ("Article XI"), the AXA Parties are prohibited from acquiring any voting securities of the Holding Company (including Common Stock) if, immediately after such acquisition, the percentage of the total voting power represented by all such voting securities then owned by the AXA Parties would exceed 90% (the "Threshold Percentage") unless the relevant AXA Party offers to


                                      1-20
purchase all shares of Common Stock then outstanding (other than shares owned by the other AXA Parties) and a special committee of the Holding Company Board (consisting of directors of the Holding Company other than nominees of AXA or officers of the Holding Company or any of its subsidiaries) is appointed to evaluate such offer. Article XI does not require that an offer be made to all stockholders or that a special committee be appointed if the AXA Parties acquire or propose to acquire less than the Threshold Percentage.

Voting Trust. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust (Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment dated January 22, 1997, the "Voting Trust Agreement"). The Voting Trust Agreement requires AXA and certain affiliates ("AXA Parties") to deposit any shares of the Holding Company's Common Stock and preferred stock held by them in the Voting Trust. The Voting Trust Agreement also provides (subject to limited exceptions) that in the event that any AXA Party acquires additional shares of such stock, or any other stock of the Holding Company having the power to vote in the election of directors of the Holding Company, it shall promptly deposit such shares in the Voting Trust. Only AXA Parties and certain other affiliates of AXA may deposit shares of Holding Company capital stock into the Voting Trust or be holders of voting trust certificates representing deposited shares. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

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

AXA Sublicense. The name "AXA" and the AXA trademark are owned by Finaxa, an affiliate of AXA. In 1996, AXA and Finaxa entered into a Licensing Agreement pursuant to which Finaxa granted AXA a non-exclusive license (the "AXA License") to use the AXA trademark in certain jurisdictions. The AXA License grants AXA the right, subject to the prior written approval of Finaxa, to grant sublicenses to companies controlled, directly or indirectly, by AXA. The AXA License may be terminated upon three months prior written notice by either party; however, Finaxa may not exercise its termination right for so long as it is AXA's largest shareholder. The right to use the name "AXA" will be sublicensed from AXA at no charge to the Holding Company nor to any subsidiary of the Holding Company. If the AXA License is terminated, any sublicenses granted would also terminate.

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

Robert E. Garber. Executive Vice President and General Counsel of the Holding Company and Equitable Life (since September 1994). Executive Vice President (since September 1994) and Chief Legal Officer (since November 1999; General Counsel from September 1994 to November 1999) of Equitable Life. Mr. Garber also served the Holding Company and Equitable Life as Senior Vice President and General Counsel from September 1993 to September 1994 and Equitable Life as Senior Vice President and Deputy General Counsel from September 1989 to September 1993. Prior to joining Equitable Life, Mr. Garber was Senior Vice President and General Counsel (from June 1987 to August 1989) of Irving Trust Company.

Peter D. Noris. Executive Vice President (since May 1995) and Chief Investment Officer (since July 1995) of the Holding Company and Equitable Life. Vice President of Salomon Brothers, Inc., from November 1992 to May 1995. Prior thereto, Mr. Noris was a Principal of Morgan Stanley & Co., Inc., from October 1984 to November 1992. Director of Alliance; Director of AXA Global Structured Products; Chairman of the Board and President, EQ Advisors Trust.

Jose S. Suquet. Senior Executive Vice President of the Holding Company (since November 1999) and Senior Executive Vice President (since February 1998) and Chief Distribution Officer (since December 1997) of Equitable Life. Mr. Suquet also served the Holding Company as Executive Vice President from May 1996 to November 1999 and Equitable Life as Executive Vice President (from August 1994 to February 1998) and Chief Agency Officer (from August 1994 to December 1997). Mr. Suquet joined Equitable Life as an Agent in 1979, becoming Agency District Manager in 1981 and becoming Agency Manager of Equitable Life's Miami Agency in 1985, which position he held until August 1994. Chairman of the Board of Equitable Distributors, Inc.

Stanley B. Tulin. Vice Chairman (since November 1999) and Chief Financial Officer (since May 1997) of the Holding Company, and Vice Chairman and Director (since February 1998) and Chief Financial Officer (since May 1996) of Equitable Life. Mr. Tulin also served the Holding Company as Executive Vice President (from May 1996 to November 1999) and Equitable Life as Senior Executive Vice President (from May 1996 to February 1998). Mr. Tulin was a Principal of Coopers & Lybrand LLP from 1988 to 1996, where he was Co-Chairman of the Insurance Industry Practice.

                                      1A-1

Part I, Item 2.

                                   PROPERTIES

Financial Advisory/Insurance

Equitable Life leases on a long-term basis approximately 799,000 square feet of office space located at 1290 Avenue of the Americas, New York, New York, which serves as the Holding Company and Equitable Life's headquarters Additionally, Equitable Life leases an aggregate of approximately 100,000 square feet of office space at 30 Rockefeller Center, 1301 Avenue of the Americas, 21 Penn Plaza and at the AMA Building on various short term leases. Equitable Life also has the following major leases: 244,000 square feet in Secaucus, NJ under a lease that expires in 2011 for its Annuity Operations use; 152,000 square feet in Charlotte, North Carolina, under a lease that expires in 2013, for use by its National Operations Center; 76,200 square feet in Alpharetta, GA under a lease that expires in 2006 for its Distribution Organizations' training and support use; and 67,800 square feet in Leonia, NJ under a lease that expires in 2009 for its Information Technology processing use. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses sales and distribution operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 19 and 20 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

Investment Banking and Brokerage

DLJ's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 1.2 million square feet under a lease expiring in 2021. DLJ has leased space at 280 Park Avenue, New York, New York, aggregating approximately 192,000 square feet under leases expiring at various dates through 2014. DLJ also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

DLJ's  principal  London-based   broker-dealer   subsidiary  is  located  at  99
Bishopsgate and 111 Old Broad Street and occupies approximately 225,000 square feet under leases expiring at various dates through 2018.

Pershing also leases approximately 471,000 square feet in Jersey City, New Jersey, under leases that expire at various dates through 2009. In 1999, DLJ's online brokerage subsidiary entered into a lease at Harborside Financial Center in Jersey City, New Jersey aggregating approximately 160,000 square feet. DLJ also owns land and a building with approximately 142,000 square feet in Florham Park, New Jersey.

In addition, DLJ leases an aggregate of approximately one million square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Charlotte, Chicago, Dallas, Deerfield, Denver, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Parsippany, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Frankfurt, Geneva, Hong Kong, London, Lugano, Melbourne, Mexico City, Monterrey, Moscow, Paris, Sao Paulo, Seoul, Singapore, Taipei and Tokyo.

DLJ believes that its present facilities are adequate for its current needs.

Investment Management

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends until 2016. Alliance currently occupies approximately 407,000 square feet at this location. Alliance also occupies approximately 114,097 square feet at 135 West 50th Street, New York, New York under

                                       2-1
leases expiring in 2016. Alliance also occupies approximately 4,594 square feet at 709 Westchester Avenue and 21,057 square feet at 925 Washington Avenue, White Plains, New York, under leases expiring in 2004. Alliance and two of its subsidiaries occupy approximately 134,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016, approximately 92,100 square feet of space in San Antonio, Texas pursuant to a lease which extends until 2009 and approximately 59,033 square feet at the Glenmaura Corporate Centre, Scranton, Pennsylvania, under a lease expiring in 2004.

Alliance also leases space in San Francisco, California, Chicago, Illinois, Greenwich, Connecticut, Minneapolis, Minnesota, and Beechwood, Ohio. Its subsidiaries lease space in Windhoek, Namibia, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Manama, Bahrain, Mumbai, New Delhi, Bangalore, Pune, Calcutta and Chennai, India, Johannesburg, South Africa and Istanbul, Turkey. Joint venture subsidiaries and affiliates of Alliance have offices in Vienna, Austria, Sao Paulo, Brazil, Hong Kong, Seoul, South Korea, Warsaw, Poland, Moscow, Russia, Cairo, Egypt, Talinn, Estonia, Harare, Zimbabwe, Prague, Czech Republic and Bucharest, Romania.

                                       2-2

Part I, Item 3.

                                LEGAL PROCEEDINGS

A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997, but whose existence continues for certain limited purposes, including the defense of litigation) and The Equitable of Colorado, Inc. ("EOC"), like other life and health insurers, from time to time are involved in such litigation. Among litigations against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following seven paragraphs.

An action was instituted in April 1995, against Equitable Life and its wholly owned subsidiary, EOC, in New York state court, entitled Sidney C. Cole, et al.
v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc. The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. In June 1996, the court issued a decision and order dismissing with prejudice plaintiffs' causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiffs' cause of action under the New York State consumer protection statute. The only remaining causes of action were for breach of contract and negligent misrepresentation. In April 1997, plaintiffs noticed an appeal from the court's June 1996 order. In June 1997, plaintiffs filed their memorandum of law and affidavits in support of their motion for class certification. In August 1997, Equitable Life and EOC moved for summary judgment dismissing plaintiffs' remaining claims of breach of contract and negligent misrepresentation and in February 1998, the court granted Equitable Life and EOC's motion for summary judgment. The court therefore denied as moot plaintiffs' motion to certify the class. In April 1998, plaintiffs noticed their appeal from that decision and from the June 1996 decision, the appeal from which had been dismissed. The appeal has been briefed and argued.

In May 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action originally was brought by an individual who purchased a whole life policy from Equitable Life in 1989. In September 1997, with leave of the court, plaintiff filed a second amended petition naming six additional policyholder plaintiffs and three new sales agent defendants. The sole named individual defendant in the original petition is also named as a defendant in the second amended petition. Plaintiffs purport to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1981 through July 22, 1992. Plaintiffs allege improper sales practices based on allegations of misrepresentations concerning one or more of the following: the number of years that premiums would need to be paid; a policy's suitability as an investment vehicle; and the extent to which a policy was a proper replacement policy. Plaintiffs seek damages, including punitive damages, in an unspecified amount. In October 1997, Equitable Life filed (i) exceptions to the second amended petition, asserting deficiencies in pleading of venue and vagueness; and (ii) a motion to strike certain allegations. In January 1998, the court heard argument on Equitable Life's exceptions and motion to strike. Those motions are under consideration by the court. Plaintiffs moved for class certification in August 1998. Equitable Life opposed that motion and moved for summary judgment dismissing the amended petition in its entirety; consideration of the summary judgment motion has been deferred. In December 1999, the court issued a judgment denying plaintiffs' motion for class certification and assessing costs of the proceeding against the plaintiffs. Plaintiffs have appealed that decision.

In July 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company was commenced in New York state court, Kings County. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. EVLICO answered the complaint, denying the material allegations. In September 1996,

                                      3-1

Equitable Life, EVLICO and EOC made a motion to have this proceeding moved from Kings County Supreme Court to New York County for joint trial or consolidation with the Cole action. The motion was denied by the court in Cole in January 1997. Plaintiff then moved for certification of a nationwide class consisting of all persons or entities who, since January 1, 1980, were sold one or more life insurance products based on misrepresentations as to the number of years that the annual premium would need to be paid, and/or who were allegedly induced to purchase additional policies from EVLICO using the cash value accumulated in existing policies. Defendants have opposed this motion. In August 1998, EVLICO and EOC moved for summary judgment on all causes of action. Briefing on the summary judgment motion and on plaintiff's motion for class certification is completed, although discovery regarding class certification issues is the subject of ongoing motion practice. A hearing on plaintiff's motions to compel discovery and for class certification, and on EVLICO and EOC's motion for summary judgment, was held in January 2000. Those motions have been submitted to the court for decision.

In January 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO since September 30, 1991. The amended complaint alleges that Equitable Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. In May 1999, the Magistrate Judge issued a Report and Recommendation recommending that the District Judge deny Equitable Life's and EVLICO's motion for summary judgment and grant plaintiffs' motion for class certification. In July 1999, Equitable Life and EVLICO filed Objections to the Report and Recommendation and urged that the District Judge reject the Magistrate's recommendations and grant Equitable Life's and EVLICO's motion for summary judgment and deny plaintiffs' motion for class certification. The parties have completed briefing on the Objections.

In December 1999, an action styled Bradley H. Kane, individually and on behalf of himself and all others similarly situated v. The Equitable Life Assurance Society of the United States was commenced in the Court of Common Pleas of Philadelphia County, Pennsylvania. The action was brought by an individual who had purchased a whole life insurance policy issued by Equitable Life. Plaintiff purports to represent a class consisting of all persons who purchased ownership interests in whole life insurance policies issued by Equitable Life and who have had or may have Equitable Life demand or seek additional premium payments beyond the alleged stated number of years that the annual premium would need to be paid and/or whose payments for the policies have not earned returns at the stated or illustrated rates. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the number of years that the annual premium would need to be paid and the investment return that could be expected. The complaint alleges claims for fraudulent inducement to contract, breach of contract, fraud, negligent misrepresentation, violation of The Pennsylvania Unfair Trade and Deceptive Practices Act, unjust enrichment and imposition of a constructive trust. Plaintiff seeks damages in an unspecified amount, costs including attorneys' fees and expert witness fees, equitable and injunctive relief including the imposition of a constructive trust, rescission of the policies for those class members who wish it, and other unspecified remedies allowed by Pennsylvania consumer protection law. In January 2000, Equitable Life removed the case to the United States District Court for the Eastern District of Pennsylvania. Plaintiff filed a motion to remand the case to State Court. Equitable Life has not yet responded to the complaint or plaintiff's remand motion. The parties have executed an agreement settling the plaintiff's claims on an individual basis. The dismissal of plaintiff's claims is subject to court approval.

Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of the Cole, Duncan, Bradley, Franze, and Kane litigations should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's results of operations in any particular period.

In two previously disclosed actions, Dr. James H. Greenwald, et al. v. The Equitable Life Assurance Society of the United States and Stanley L. Harris, and Dennis Hill, et al. v. Equitable Variable Life Insurance Company, The Equitable Life Assurance Society of the United States and Jerry Vucovich, the plaintiffs' claims have been settled on an individual basis and the actions have been dismissed.

                                      3-2

On September 12, 1997, the United States District Court for the Northern District of Alabama, Southern Division, entered an order certifying James Brown as the representative of a class consisting of "[a]ll African-Americans who applied but were not hired for, were discouraged from applying for, or would have applied for the position of Sales Agent in the absence of the discriminatory practices, and/or procedures in the [former] Southern Region of AXA Financial from May 16, 1987 to the present." The second amended complaint in James W. Brown, on behalf of others similarly situated v. The Equitable Life Assurance Society of the United States, alleges, among other things, that Equitable Life discriminated on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. The court referred the case to mediation, which is pending. Although the outcome of any litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

In November 1997, an amended complaint was filed in Peter Fischel, et al. v. The Equitable Life Assurance Society of the United States alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. In March 1999, the United States District Court for the Northern District of California entered an order certifying a class consisting of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. The parties are currently engaged in discovery. Although the outcome of any litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Court of Appeal which reversed the dismissal by the Superior Court of Orange County, California of an action entitled BT-I v. The Equitable Life Assurance Society of the United
States. The action was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges breach of fiduciary duty and other claims principally in connection with PPF's 1995 purchase and subsequent foreclosure of the loan which financed the partnership's property. Plaintiff seeks compensatory and punitive damages. The case has been remanded to the Superior Court for further proceedings. Although the outcome of litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not this matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

In September 1999, a complaint was filed in an action entitled R.S.M. Inc., et al. v. Alliance Capital Management L.P., et al. in the Chancery Court of the State of Delaware. The action was brought on behalf of a purported class of owners of limited partnership units of Alliance Capital Management Holding L.P. ("Alliance Holding") challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, four Alliance Holding executives, the general partner of Alliance Holding and Alliance, which is a wholly owned indirect subsidiary of Equitable Life, and Alliance, which is the operating partnership whose units are not publicly traded. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege, inter alia, inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding. The complaint seeks, inter alia, payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. In October 1999, the parties entered into a Memorandum of Understanding that set forth a proposed settlement of the action and provided for confirmatory discovery prior to seeking court approval of the settlement; the parties are continuing to discuss the possible settlement. Although the outcome of any litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

                                      3-3

In July 1995, a Consolidated and Supplemental Class Action Complaint ("Original Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance Holding, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. In September 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. In October 1997, the United States Court of Appeals for the Second Circuit affirmed that decision. In October 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and
(iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. In October 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. In December 1999, the United States District Court for the Southern District of New York granted defendants' motion for summary judgment on all claims against all defendants. Plaintiffs filed motions for reconsideration of the court's ruling; these motions are pending. On March 24, 2000 Alliance announced that a memorandum of understanding had been signed with the lawyers for the plaintiffs settling this action. Under the settlement Alliance will permit Fund shareholders to invest up to $250 million in mutual funds managed by Alliance free of initial sales charges. Like all class action settlements, the settlement is subject to court approval. In connection with its reorganization, Alliance assumed any liabilities which Alliance Holding may have with respect to this action. Alliance and Alliance Holding believe that the allegations in the amended complaint are without merit and intend to defend vigorously against this action. While the ultimate outcome of this matter cannot be determined at this time, management of Alliance Holding and Alliance do not expect that it will have a material adverse effect on Alliance Holding's or Alliance's results of operations or financial condition.

In January 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel issued by Rickel in October 1994. The complaint alleges violations of Federal securities laws and common law fraud against DLJSC, as the underwriter of the units and as an owner of 7.3% of the common stock of Rickel, against Eos Partners, L.P., and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and against members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the units on December 15, 1995, and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. In April 1999, the complaint against DLJSC and the other defendants was dismissed. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

                                      3-4

In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The named plaintiff in the State Court action also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC appealed the Bankruptcy Court's January 1998 ruling to the U.S. District Court for the Northern District of Texas. On May 7, 1998, DLJSC and others were named as defendants in a second action filed in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in the State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants in both State Court actions. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

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

Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of the three matters described above to which DLJSC is a party will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

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


                                      3-5

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1999.












                                      4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY

                         AND RELATED STOCKHOLDER MATTERS

The Holding Company's Common Stock is listed on the New York Stock Exchange which is the principal market for the Holding Company's Common Stock. Its symbol is AXF. As of March 20, 2000, there were approximately 499,000 record holders of the Common Stock.

The dividends declared and the high and low reported closing sales prices on the New York Stock Exchange with respect to the Holding Company's Common Stock for each quarterly period for the two most recent fiscal years were as follows:

                                               Common Stock Data

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1999                1999                1999                1999
-----------------------------------    -----------------  -------------------   ----------------   -----------------

High...............................     $      36.16       $      37.28          $     34.59        $     36.13
Low................................     $      28.58       $      30.97          $     26.94        $     25.50
Dividends Declared.................     $        .025      $        .025         $       .025       $       .025

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1998                1998                1998                1998
-----------------------------------    -----------------  -------------------   ----------------   -----------------

High...............................     $      29.91       $      37.47          $     41.66        $     29.88
Low................................     $      21.75       $      28.22          $     20.69        $     15.50
Dividends Declared.................     $        .025      $        .025         $       .025       $       .025

All dollar amounts are adjusted to reflect the 1999 two-for-one stock split.

For information on the Holding Company's present and future ability to pay dividends, see Note 21 of Notes to Consolidated Financial Statements (Item 8 of this report), "Liquidity and Capital Resources" of Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report), and "Shareholder Dividend Restrictions" of Business (Item 1 of this report).



                                      5-1

Part II, Item 6.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                               At or For the Years Ended December 31,
                                            -----------------------------------------------------------------------------
                                                1999            1998            1997            1996            1995
                                            --------------  -------------   -------------   -------------   -------------
                                                              (In Millions, Except Per Share Amounts)
Consolidated Statements of Earnings Data
Revenues
  Universal life and investment-type
    product policy fee income.............. $    1,257.5    $    1,056.2    $      950.6    $      874.0    $     788.2
  Premiums.................................        558.2           588.1           601.5           597.6          606.8
  Net investment income(1).................      4,500.0         4,498.7         3,991.3         3,336.3        3,047.4
  Investment banking principal
    transactions, net(2)...................        826.0            67.4           552.0           557.0          496.8
  Investment gains, net(3)(4)..............         32.6           122.6           (39.2)             .8           55.5
  Commissions, fees and other income.......      6,109.9         4,498.4         3,507.4         2,841.9        2,142.4
  Contribution from the Closed Block(5)....         86.4            87.1           102.5           125.0          143.2
                                            --------------  -------------   -------------   -------------   -------------

Total revenues.............................     13,370.6        10,918.5         9,666.1         8,332.6        7,280.3
Total benefits and other deductions
    (6)(7)(8)..............................     11,294.7         9,314.5         8,563.1         7,816.8        6,635.1
                                            --------------  -------------   -------------   -------------   -------------
Earnings from continuing operations
  before Federal income taxes and
  minority interest........................      2,075.9         1,604.0         1,103.0           515.8          645.2
Federal income tax expense(9)..............        584.5           527.8           280.5           137.4          192.3
Minority interest in net income of
  consolidated subsidiaries................        393.4           245.8           174.3           172.4           87.5
                                            --------------  -------------   -------------   -------------   -------------
Earnings from continuing operations
  before cumulative effect of
  accounting change........................      1,098.0           830.4           648.2           206.0          365.4
Discontinued operations, net of Federal
  income taxes(1)(10)(11)..................         28.1             2.7           (87.2)          (83.8)           -
Cumulative effect of accounting changes,
  net of Federal income taxes..............          -               -               -             (23.1)           -
                                            --------------  -------------   -------------   -------------   -------------
Net earnings...............................      1,126.1           833.1           561.0            99.1          365.4
Dividends on preferred stocks..............          -               -              15.6            26.7           26.7
                                            --------------  -------------   -------------   -------------   -------------
Net Earnings Applicable to
  Common Shares............................ $    1,126.1    $      833.1    $      545.4    $       72.4    $     338.7
                                            ==============  =============   =============   =============   =============

Per Common Share*:
  Basic:
    Earnings from Continuing Operations
      before Cumulative Effect of
      Accounting Change.................... $        2.51   $        1.87   $        1.57    $        .48   $        .92
                                            ==============  =============   =============   =============   =============
    Net Earnings........................... $        2.58   $        1.88   $        1.35    $        .20   $        .92
                                            ==============  =============   =============   =============   =============
  Diluted:
    Earnings from Continuing Operations
      before Cumulative Effect of
      Accounting Change.................... $        2.39   $        1.80   $        1.43   $         .47   $        .87
                                            ==============  =============   =============   =============   =============
    Net Earnings........................... $        2.45   $        1.81   $        1.24             .18   $        .87
                                            ==============  =============   =============   =============   =============

Cash Dividends Per Common Share*........... $         .10   $         .10   $         .10   $         .10   $        .10
                                            ==============  =============   =============   =============   =============

Consolidated Balance Sheets Data
Total assets(5)(12)........................ $  207,554.3    $  159,501.1    $  151,173.2    $  128,811.2    $ 113,716.2
Long-term debt.............................      6,606.5         5,474.0         3,946.0         3,920.7        3,852.0
Total liabilities(5)(12)...................    201,715.4       153,808.0       145,899.7       124,823.2      109,607.5
Shareholders' equity.......................      5,838.9         5,693.1         5,273.5         3,988.0        4,108.7

*Per share amounts adjusted to reflect the 2-for-1 stock split in 1999.



                                      6-1



                         NOTES TO SELECTED CONSOLIDATED
                              FINANCIAL INFORMATION

(1) Net investment income and discontinued operations included $26.6 million, $53.3 million, $114.3 million and $154.6 million for 1998, 1997, 1996 and
     1995 respectively, recognized as investment income by continuing operations and as interest expense by discontinued operations relating to intersegment loans.

(2) The 1996 results included a $79.4 million gain on the sale of one investment in the DLJ long-term corporate development portfolio.

(3) Investment gains, net, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1997 and 1996 equity real estate, for continuing operations totaling $291.4 million, $187.8 million, $483.8 million, $178.6 million and $197.6 million for 1999, 1998, 1997, 1996 and
     1995, respectively. In 1997, additions to valuation allowances of $227.6 million were recorded related to the accelerated equity real estate sales program and $132.3 million of writedowns on real estate held for production of income were recorded. As a result of the implementation of SFAS No. 121, 1996 results include the release of valuation allowances of $152.4 million on equity real estate and the recognition of impairment losses of $144.0 million on real estate held for production of income.

(4) Investment gains, net for 1999 included a pre-tax gain of $212.3 million from DLJ's offering of a new class of its common stock to track the financial performance of DLJdirect. The 1997 results included a pre-tax gain of $252.1 million from the sale of ERE. The 1995 results included a $34.7 million gain resulting from the sale of DLJ common stock.

(5) The results of the Closed Block are reported on one line in the consolidated statements of earnings. Total assets and total liabilities, respectively, include the assets and liabilities of the Closed Block. See
     Note 7 of Notes to Consolidated Financial Statements.

(6) In 1999, revisions to estimated future gross profits used to determine the amortization of DAC for universal life and investment-type products resulted in a writedown of DAC of $131.7 million. In 1996, AXA Financial wrote off $145.0 million of unamortized DAC on disability income ("DI") products and strengthened reserves by $248.0 million for the DI and Pension Par lines of business. As a result, earnings from continuing operations decreased by $255.5 million ($393.0 million pre-tax). See Note 2 of Notes to Consolidated Financial Statements.

(7) Total benefits and other deductions included Corporate interest expense of $131.2 million, $126.1 million, $127.2 million, $139.6 million and $100.5 million for 1999, 1998, 1997, 1996 and 1995, respectively.

(8) Total benefits and other deductions included provisions associated with exit and termination costs of $42.4 million, $24.4 million and $39.2 million for 1997, 1996 and 1995, respectively.

(9) In 1997, AXA Financial released $97.5 million of tax reserves related to years prior to 1989.

(10) Discontinued operations, net of Federal income taxes included additions to asset valuation allowances and writedowns of fixed maturities and, in 1997 and 1996, equity real estate, which totaled $50.5 million, $33.2 million, $212.5 million, $36.0 million and $38.2 million for 1999, 1998, 1997, 1996 and 1995, respectively. In 1997, additions to valuation allowances of $79.8 million were recognized related to the accelerated equity real estate sales program and $92.5 million of writedowns on real estate held for production of income were recognized. The implementation of SFAS No. 121 in 1996 resulted in the release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held for production of income.

                                      6-2





(11) During the 1999, 1998, 1997 and 1996 reviews of the allowance for future losses for discontinued operations, management released the allowance in 1999 and 1998 and increased the allowance in 1997 and 1996. As a result, net earnings increased by $28.1 million and $2.7 million and decreased by $87.2 million and $83.8 million for 1999, 1998, 1997 and 1996, respectively. Incurred (losses) gains of $(19.3) million, $50.3 million, ($154.4) million, ($23.7) million and ($25.1) million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively, were credited (charged) to discontinued operations allowance for future losses. See Note 8 of Notes to Consolidated Financial Statements.

(12) Assets and liabilities relating to discontinued operations are not reflected on the consolidated balance sheets of AXA Financial, except that the net amount due to continuing operations for intersegment loans made to discontinued operations in excess of continuing operations' obligations to fund discontinued operations' accumulated deficit is reflected as "Amounts due from discontinued operations" in 1998, 1997, 1996 and 1995.







                                      6-3

Part II, Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis ("MD&A") for AXA Financial which follows should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere in this report. Reports and filings with the SEC made before September 3, 1999 will be found under The Equitable Companies Incorporated's name.

COMBINED OPERATING RESULTS

The combined and segment-level discussions for the Financial Advisory/Insurance, Investment Banking and Brokerage and Investment Management segments in this MD&A are presented on an operating results basis. Amounts reported in the GAAP financial statements have been adjusted to exclude non-DLJ investment gains/losses, net of related DAC and other charges and the effect of unusual or non-recurring events and transactions. A reconciliation of pre-tax operating earnings, as adjusted, to GAAP reported earnings from continuing operations precedes each discussion. A discussion of significant adjustments begins on the next page.

The following table presents the results of operations outside of the Closed Block combined on a line-by-line basis with the Closed Block's operating results. The Financial Advisory/Insurance analysis, which begins on page 7-4, likewise combines the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined results of operations unless noted otherwise. The Investment Banking and Brokerage and Investment Management discussions begin on pages 7-8 and 7-10, respectively.









                                      7-1

                                                                    1999               1998               1997
                                                              -----------------  -----------------  -----------------
                                                                                  (In Millions)
Operating Results:
  Policy fee income and premiums............................   $    2,431.0       $     2,304.6       $    2,238.5
  Net investment income.....................................        5,068.8             5,068.4            4,566.2
  Investment banking principal transactions.................          826.0                33.6              552.0
  Commissions, fees and other income........................        6,098.8             4,534.0            3,510.1
                                                              -----------------  -----------------   ----------------
      Total revenues........................................       14,424.6            11,940.6           10,866.8
                                                              -----------------  -----------------   ----------------
  Interest credited to policyholders' account balances......        1,092.8             1,168.1            1,281.8
  Policyholders' benefits...................................        2,048.7             2,092.5            2,030.5
  Other operating costs and expenses........................        9,107.2             7,166.7            6,252.8
                                                              -----------------  -----------------   ----------------
      Total benefits and other deductions...................       12,248.7            10,427.3            9,565.1
                                                              -----------------  -----------------
                                                                                                     ----------------
  Pre-tax operating earnings before minority interest.......        2,175.9             1,513.3            1,301.7
  Minority interest.........................................         (498.2)             (317.3)            (284.7)
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings................................        1,677.7             1,196.0            1,017.0

Pre-tax Adjustments:
  Investment gains (losses), net of related DAC
    and other charges.......................................           31.7                90.7             (285.2)
  Gain on sale of ERE.......................................            -                   -                249.8
  Intangible asset writedown................................            -                   -               (120.9)
  Non-recurring DAC adjustments.............................         (131.7)                -                  -
  Restructuring charges.....................................            -                   -                (42.4)
                                                              -----------------  -----------------   ----------------
      Total pre-tax adjustments.............................         (100.0)               90.7             (198.7)
  Minority interest.........................................          498.2               317.3              284.7
                                                              -----------------  -----------------   ----------------
GAAP Reported:
  Earnings from continuing operations before
    Federal income taxes and minority interest..............        2,075.9             1,604.0            1,103.0
  Federal income taxes......................................          584.5               527.8              280.5
  Minority interest in net income of consolidated
    subsidiaries............................................          393.4               245.8              174.3
                                                              -----------------  -----------------   ----------------
  Earnings from continuing operations.......................        1,098.0               830.4              648.2
  Discontinued operations, net of Federal income taxes......           28.1                 2.7              (87.2)
                                                              -----------------  -----------------   ----------------
Net Earnings................................................   $    1,126.1       $       833.1       $      561.0
                                                              =================  =================   ================

Pre-tax adjustments to GAAP reported earnings in calculating operating earnings for 1999 reflect the exclusion of $31.7 million of investment gains, net of related DAC and other charges. These net investment gains included a $212.3 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock, the $87.3 million of gains recognized upon reclassification of publicly-traded common equities to a trading portfolio and $27.1 million of gains resulting from the exercise of subsidiaries' options and conversion of DLJ RSUs. Investment losses of $294.9 million related to writedowns and sales of General Account fixed maturities partially offset those gains. In addition, the $131.7 million non-recurring DAC adjustments that resulted from the revisions to estimated future gross profits related to the investment asset reallocation in second quarter are excluded from 1999 operating results (see Note 2 of Notes to Consolidated Financial Statements).

The 1998 pre-tax adjustments reflect the exclusion of $90.7 million of net investment gains (excluding related DAC and other charges and credits totaling $24.2 million). Investment gains on General Account Investment Assets totaled $67.6 million, principally due to gains on sales of equity real estate. An additional $49.8 million resulted from the exercise of subsidiaries' options and conversion of DLJ RSUs.

                                      7-2

Pre-tax adjustments for 1997 included losses of $345.1 million (net of related DAC amortization of $59.0 million) in connection with the real estate sales program. Also excluded were the gain on Equitable Life's sale of ERE, the Alliance writedown of Cursitor-related intangible assets and restructuring costs in connection with cost reduction programs.

During fourth quarter 1997, AXA Financial released approximately $97.5 million of tax reserves related to continuing operations for years prior to 1989. The effect is included in Federal income taxes for 1997. See "Discontinued Operations" for a discussion of significant reserve strengthening actions which affected discontinued operations' results in 1997.

Continuing Operations

1999 Compared to 1998 - Pre-tax operating earnings increased for all three segments in 1999 as compared to 1998. The increase in Federal income taxes reflected the higher earnings. Minority interest in net income of consolidated subsidiaries increased as a result of higher earnings at both Alliance and DLJ. AXA Financial's economic interest in Alliance's operations declined to 57.2% from 57.7% and in DLJ declined to 69.7% from 70.9% at December 31, 1999 and 1998, respectively.

Revenues increased 20.8% to $14.42 billion in 1999. The $1.56 billion higher commissions, fees and other income was principally due to increased business activity within the Investment Banking and Brokerage and Investment Management segments. The $792.4 million increase in investment banking principal transactions was primarily due to dealer and trading gains of $718.6 million at DLJ in 1999 compared to losses of $58.6 million in 1998.

Benefits and other deductions rose 17.5% to $12.25 billion in 1999. The $1.94 billion increase in other operating costs and expenses was primarily due to $1.41 billion and $394.0 million higher expenses in the Investment Banking and Brokerage and Investment Management segments principally resulting from higher costs associated with increased revenues at DLJ and Alliance.

1998 Compared to 1997 - The higher pre-tax operating earnings for 1998 reflected increased earnings by the Financial Advisory/Insurance and Investment Management segments and lower earnings for Investment Banking and Brokerage principally due to the impact of adverse capital market conditions on DLJ in third quarter 1998. Federal income taxes increased due to the higher pre-tax results of operations, the 1997 tax reserve release and the 3.5% Federal tax on partnership gross income from the active conduct of a trade or business which was imposed on certain publicly traded limited partnerships, including Alliance, effective January 1, 1998. Minority interest in net income of consolidated subsidiaries was higher principally due to increased earnings at Alliance and to reductions in AXA Financial's ownership interest in DLJ and Alliance's operations to 70.9% and 57.7% at December 31, 1998 from 72.0% and 57.9% at December 31, 1997, respectively.

The $1.07 billion increase in revenues for 1998 compared to 1997 was attributed primarily to the $1.03 billion increase in commissions, fees and other income principally due to increased business activity within Investment Banking and Brokerage and Investment Management. Net investment income increased $502.2 million for 1998 with increases of $537.0 million and $6.6 million for Investment Banking and Brokerage and Investment Management, respectively, offset by a $41.4 million decrease for Financial Advisory/Insurance. Investment banking principal transactions decreased by $518.4 million for 1998 principally due to dealer and trading losses of $58.6 million in 1998 compared to trading gains of $357.5 million in the prior year.

For 1998, total benefits and other deductions increased $862.2 million from 1997, reflecting increases in other operating costs and expenses of $913.9 million and a $62.0 million increase in policyholders' benefits partially offset by a $113.7 million decrease in interest credited to policyholders. The increase in other operating costs and expenses principally resulted from increased operating costs of $817.8 million in Investment Banking and Brokerage.

                                      7-3

Combined Operating Results By Segment

Financial Advisory/Insurance. The following table combines the Closed Block amounts with the operating results of operations outside of the Closed Block on a line-by-line basis:

            Financial Advisory/Insurance - Combined Operating Results
                                  (In Millions)

                                                              1999
                                           -------------------------------------------
                                            Insurance       Closed                           1998           1997
                                            Operations       Block         Combined        Combined       Combined
                                           -------------  ------------   -------------   -------------  --------------
Operating Results:
  Universal life and investment-type
    product policy fee income............  $  1,253.9     $       -      $    1,253.9    $    1,056.2    $     950.5
  Premiums...............................       558.2           618.9         1,177.1         1,248.4        1,287.9
  Net investment income..................     2,200.5           574.2         2,774.7         2,765.9        2,807.3
  Commissions, fees and other income.....       238.5           (11.1)          227.4           137.9          118.1
  Contribution from the Closed Block.....        86.4           (86.4)            -               -              -
                                           -------------  ------------   -------------   -------------   -------------
      Total revenues.....................     4,337.5         1,095.6         5,433.1         5,208.4        5,163.8
                                           -------------  ------------   -------------   -------------   -------------

  Interest credited to policyholders'
    account balances.....................     1,078.2            14.6         1,092.8         1,167.7        1,281.6
  Policyholders' benefits................     1,038.6         1,010.1         2,048.7         2,092.5        2,030.5
  Deferred policy acquisition costs......      (379.3)           65.5          (313.8)         (273.2)        (127.6)
  All other operating costs
    and expenses.........................     1,747.1             5.4         1,752.5         1,567.4        1,509.7
                                           -------------  ------------   -------------   -------------   -------------
      Total benefits and
        other deductions.................     3,484.6         1,095.6         4,580.2         4,554.4        4,694.2
                                           -------------  ------------   -------------   -------------   -------------
  Pre-tax operating earnings.............       852.9             -             852.9           654.0          469.6

Pre-tax Adjustments:
  Investment (losses) gains, net of
    related DAC and other charges........      (207.8)            -            (207.8)           41.1         (291.9)
  Non-recurring DAC adjustments..........      (131.7)            -            (131.7)            -              -
  Restructuring charges..................         -               -               -               -            (41.7)
                                           -------------  ------------   -------------   -------------   -------------
      Total pre-tax adjustments..........      (339.5)            -            (339.5)           41.1         (333.6)
                                           -------------  ------------   -------------   -------------   -------------
GAAP Reported:
  Earnings from Continuing
    Operations before Federal
    Income Taxes ........................  $    513.4     $       -      $      513.4    $      695.1    $     136.0
                                           =============  ============   =============   =============   =============

1999 Compared to 1998 - Pre-tax operating earnings rose 30.4% to $852.9 million compared to $654.0 million in 1998, driven by improvements in net interest margins, fee income and insurance spreads, partially offset by higher expenses and DAC amortization. Revenues increased $224.7 million to $5.43 billion in 1999. Higher revenues resulted from policy fee income increases of $197.7 million on variable and interest-sensitive life and annuity products due to higher sales and appreciation and $89.5 million higher commissions, fees and other income principally due to higher mutual fund and investment product sales
 . These increases were partially offset by $71.3 million lower premiums principally on traditional life and individual health insurance policies. Net
investment   income  increased   slightly  as  higher  income  on  other  equity
investments, mortgages and cash and cash equivalents was offset by lower income on equity real estate and fixed maturities as well as lower income from the Holding Company Group's investment portfolio.

In 1999, total benefits and other deductions increased $25.8 million to $4.58 billion. There was a $185.1 million increase in other operating costs and expenses. The increase was primarily due to increased commissions and other variable expenses due to increased sales volume, higher information technology costs and expenses related to the strategic initiatives in connection with the introduction and repositioning of brands, new products and services, field force restructuring and financial planning/advisory training and higher compensation and benefits. Lower interest expense on lower short-term borrowings partially

                                      7-4
offset these increases. The $74.9 million decrease in interest credited on policyholders' account balances was primarily due to lower crediting rates in 1999 as compared to 1998. DAC capitalization increased by $86.8 million to $709.8 million primarily related to increased deferrable expenses related to higher sales volume and DAC amortization was $46.2 million higher due principally to reactivity to mortality, General Account investment spread and fee income. The $43.8 million decrease in policyholders' benefits was primarily attributed to lower traditional life insurance mortality and lower reserve increases due to lower renewal premiums.

1998 Compared to 1997 - Operating earnings for 1998 reflected an increase of $184.4 million from the prior year. Total revenues increased by $44.6 million primarily due to a $105.7 million increase in policy fees and a $19.8 million increase in commissions, fees and other income, offset by a $41.4 million decrease in investment income and a $39.5 million decline in premiums. Policy fee income for 1998 increased to $1.06 billion in 1998 due to higher insurance and annuity account balances. The decrease in investment income primarily was due to $25.3 million lower income on General Account Investment Assets and a $26.7 million decrease in interest income on loans to discontinued operations in 1998. The decrease in premiums during 1998 principally was due to lower traditional life and individual health premiums.

Total benefits and other deductions for 1998 declined $139.8 million from 1997. A $113.9 million decrease in interest credited on policyholders' account balances resulted from moderately lower crediting rates on slightly lower General Account balances which more than offset the decline in net investment income. The decline in policyholders' account balances was primarily due to the single large company-owned life insurance ("COLI") policy surrendered in the first quarter of 1998. DAC capitalization increased by $101.2 million primarily related to increased sales volume and DAC amortization was $44.4 million lower due principally to reactivity to mortality, General Account investment spread and fee income. There were $96.4 million higher commission expenses due to increased sales, partially offset by a $38.7 million decrease in other general operating costs principally related to lower interest expense. The $62.0 million increase in policyholders' benefits primarily resulted from higher death claims experience on a higher in force book of business.





                                      7-5

Premiums, Deposits and Mutual Fund Sales - The following table lists sales for major insurance product lines and mutual funds. Premiums are presented gross of reinsurance ceded.

                    Premiums, Deposits and Mutual Fund Sales
                                  (In Millions)

                                                                  1999               1998               1997
                                                            -----------------   ----------------  -----------------
Retail:
Annuities
  First year..............................................   $     3,484.2       $    3,014.4       $    2,627.9
  Renewal.................................................         1,812.6            1,707.1            1,600.9
                                                            -----------------   ----------------   ----------------
                                                                   5,296.8            4,721.5            4,228.8
Life(1)
  First year..............................................           407.7              426.1              409.3
  Renewal.................................................         2,211.2            2,160.0            2,121.3
                                                            -----------------   ----------------   ----------------
                                                                   2,618.9            2,586.1            2,530.6

Other(2)
  First year..............................................            10.5               11.3               36.4
  Renewal.................................................           381.0              398.8              384.8
  Mutual fund sales.......................................         2,717.5            2,373.2            1,706.7
                                                            -----------------   ----------------   ----------------
                                                                   3,109.0            2,783.3            2,127.9
                                                            -----------------   ----------------   ----------------
      Total retail........................................        11,024.7           10,090.9            8,887.3

Wholesale:
Annuities
  First year..............................................         2,229.6            1,686.8              648.4
  Renewal.................................................            43.5               10.5                -
                                                            -----------------   ----------------   ----------------

      Total wholesale.....................................         2,273.1            1,697.3              648.4
                                                            -----------------   ----------------   ----------------


Total Premiums, Deposits and Mutual Fund Sales............   $    13,297.8       $   11,788.2       $    9,535.7
                                                            =================   ================   ================

(1)      Includes variable, interest-sensitive and traditional life products.
(2)      Includes reinsurance assumed and health insurance.

First year premiums and deposits for insurance and annuity products for 1999 increased from the prior year's level by $993.4 million primarily due to higher sales of individual annuities by both the retail and wholesale distribution channels, partially offset by an $18.4 million decline in life sales. In fourth quarter 1999, first year life sales increased due to sales of a new series of variable life products introduced in 1999. Renewal premiums and deposits increased by $171.9 million during 1999 over 1998 as increases in the larger block of annuity and variable life business were partially offset by decreases in traditional life policies.

First year premiums and deposits for insurance and annuity products for 1998 increased from prior year's level by $1.42 billion primarily due to higher sales of individual annuities. Renewal premiums and deposits increased by $169.4 million during 1998 over 1997 as increases in the larger block of individual annuities and variable and interest-sensitive life policies were partially offset by decreases in the traditional life product line. The 43.5% increase in first year individual annuities premiums and deposits in 1998 over the prior year included a $1.04 billion increase in sales of a line of retirement annuity products sold through expanded wholesale distribution channels over the $648.4 million sold through that distribution channel in 1997. Compared with 1997, sales of annuities by the retail sales associates rose 14.7% to $3.01 billion in 1998.

                                      7-6

Surrenders and Withdrawals - The following table presents surrender and withdrawal amounts and rates for major insurance product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                              1999                       1998                     1997
                                    -------------------------- ------------------------- -----------------------
                                        Amount      Rate (1)      Amount      Rate (1)     Amount      Rate (1)
                                    --------------- ---------- ------------- ----------- ------------  ---------
Annuities......................     $    3,756.7       9.7%    $  2,773.1      8.7%      $  2,540.8       9.6%
Variable and interest-
  sensitive life...............            612.8       3.8%       1,080.2      7.5%(2)        498.9       3.8%
Traditional life...............            345.8       4.2%         353.1      4.4%           372.9       4.6%
                                    ---------------            -------------             ------------
Total..........................     $    4,715.3               $  4,206.4                $  3,412.6
                                    ===============            =============           ==============

(1) Surrender rates are based on the average surrenderable future policy benefits and/or policyholders' account balances for the related policies and contracts in force during 1999, 1998 and 1997, respectively.

(2) Excluding the single large COLI surrender, the surrender rate would have been 3.6%.

Policy and contract surrenders and withdrawals increased $508.9 million during 1999 compared to 1998. The 1998 total included the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since policy loans were outstanding on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the $1.07 billion increase in 1999 over 1998 resulted from higher surrenders and withdrawals due to both the growing size and maturity of the book of annuities and variable and interest-sensitive life business partially offset by the decrease in the traditional life surrender rate. Policy and contract surrenders and withdrawals increased $793.8 million during 1998 compared to 1997 principally due to the COLI surrender mentioned above. Excluding the effect of this one surrender, the remaining $232.0 million increase resulted from higher surrenders and withdrawals in the larger book of individual annuities and variable and interest-sensitive life policies.

The persistency of life insurance and annuity products is a critical element of their profitability. As of December 31, 1999, all in force individual life insurance policies (other than individual life term policies without cash values which comprise 8.9% of in force policies) and approximately 96% of individual annuity contracts (as measured by reserves) were surrenderable. However, a surrender charge often applies in the early contract years and declines to zero over time. Contracts without surrender provisions cannot be terminated prior to maturity.

Margins on Insurance and Annuity Products - The segment's results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on insurance and annuity products. During 1999, margins widened as lower average crediting rates more than offset lower investment yields. In 1999, the crediting rate ranges were: 4.25% to 6.40% for variable and interest-sensitive life insurance; 4.15% to 6.00% for variable deferred annuities; 4.05% to 7.00% for SPDA contracts; and 5.00% for retirement investment accounts.

Margins on insurance and annuity products are affected by interest rate fluctuations. Rising interest rates result in a decline in the market value of assets. However, the positive cash flows from renewal premiums and payments of principal and interest on existing assets would make an early disposition of investment assets to meet operating cash flow requirements unlikely. Rising interest rates also would result in available cash flows being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in interest rates without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings modestly over the long term while increasing earnings in the period of the surrenders to the extent surrender charges were applicable. To protect against sharp increases in interest rates, Equitable Life maintains an interest rate cap program designed to hedge crediting rate increases on interest-sensitive annuity contracts. At December 31, 1999, the notional amounts of contracts outstanding totaled $7.58 billion, as compared to $8.45 billion at December 31, 1998.

                                      7-7

If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. Only a minority of Equitable Life's insurance policies and annuity contracts have fixed interest rates locked in at issue. The majority of contracts are adjustable, having guaranteed minimum rates ranging from approximately 2.5% to 5.5%. Approximately 90% of the life policies have a minimum rate of 4.5% or lower. Should interest rates fall below such policy minimums, adjustments to life policies' mortality and expense charges could cover the shortfall in most situations. Lower crediting interest rates and dividends could result in higher surrenders. To protect against interest rate decreases, Equitable Life maintains interest rate floors; at both December 31, 1999 and 1998, the outstanding notional amount of contracts totaled $2.0 billion.

Investment Banking and Brokerage.

              Investment Banking and Brokerage - Operating Results
                                  (In Millions)

                                                                    1999               1998               1997
                                                              -----------------  -----------------  -----------------
Operating Results:
  Commissions, underwritings and fees.......................   $    4,059.1       $     3,089.9       $    2,368.8
  Net investment income.....................................        2,175.3             2,189.1            1,652.1
  Principal transactions - net:
     Dealer and trading gains (losses)......................          718.6               (58.6)             357.5
     Investment gains.......................................          107.3               126.0              194.5
  Other income..............................................           93.4                72.3               76.6
                                                              -----------------  -----------------   ----------------
      Total revenues........................................        7,153.7             5,418.7            4,649.5
                                                              -----------------  -----------------   ----------------

  Compensation and benefits.................................        3,105.4             2,231.7            1,908.2
  Interest expense..........................................        1,590.2             1,455.9            1,153.2
  Occupancy, communications and technology..................          624.2               458.5              378.9
  Brokerage, clearing and exchange fees.....................          313.8               258.6              231.4
  Other expenses............................................          655.2               465.3              380.5
                                                              -----------------  -----------------   ----------------
      Total expenses........................................        6,288.8             4,870.0            4,052.2
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings before minority interest.......          864.9               548.7              597.3
  Minority interest.........................................         (281.4)             (175.8)            (176.2)
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings................................          583.5               372.9              421.1

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.....................          235.0                40.1                6.6
Minority interest...........................................          281.4               175.8              176.2
                                                              -----------------  -----------------   ----------------
GAAP Reported:
  Earnings from Continuing Operations before
    Federal Income Taxes and Minority Interest..............   $    1,099.9       $       588.8       $      603.9
                                                              =================  =================   ================

1999 Compared to 1998 - The Investment Banking and Brokerage segment's pre-tax operating earnings before minority interest increased $316.2 million, up 57.6% from 1998. Revenues increased $1.74 billion to $7.15 billion as a result of higher commissions, underwritings and fees and dealer and trading gains partially offset by lower net investment income and investment gains. Commission revenues at DLJ increased $346.0 million due to increased business in virtually all areas reflecting higher trading volumes on major exchanges, significant increases in commissions from international sources and increases in the number of client accounts and in client assets. Underwriting revenues increased $202.9 million primarily due to increases related to domestic equity offerings partially offset by the decline in new issues of high-yield and mortgage-backed securities. Fee revenues increased $420.3 million reflecting DLJ's market share growth in global merger and acquisition advisory transactions, higher customer demand for advisory and technology services and higher fees on higher assets under management. In 1999, there were trading gains of $718.6 million primarily due to gains in fixed income and equity trading compared to trading losses of $58.6 million in 1998 related to losses in the emerging market, high-yield and mortgage-back areas. The $13.8 million decrease in net investment income primarily resulted from the elimination of interest related to emerging market proprietary trading which DLJ exited in third quarter 1998. Investment gains decreased $18.7 million as $81.2 million lower realized gains on investment sales were offset by $68.8 million increased gains in DLJ's venture capital area.


                                       7-8

In 1999, total expenses for Investment Banking and Brokerage rose $1.42 billion to $6.29 billion primarily due to growth in correspondent brokerage services and DLJ's international expansion in Europe. Compensation and benefits increased $873.7 million as incentive and production-related compensation increased with the higher levels of business activity while base compensation and benefits increased with the higher headcount due to DLJ's global expansion. The $134.3 million increase in interest expense related to increased inventory positions in 1999 was partially offset by lower interest rates and reduced proprietary trading in emerging markets. The occupancy, communication and technology expense increase of $165.7 million was principally related to DLJ's ongoing domestic and international expansion. The increase of $55.2 million in brokerage, clearing and exchange fees was due to increased trading volume and transaction fee payments. The $189.9 million increase in other expenses included higher professional fees, travel and entertainment and other costs related to the increased level of business activity and approximately $38.0 million of advertising expenses related to DLJdirect.

1998 Compared to 1997 - Pre-tax operating earnings before minority interest for Investment Banking and Brokerage in 1998 decreased $48.6 million from the prior year primarily as a result of losses in the emerging markets which more than offset increased profitability in DLJ's other business groups. Revenues increased $769.2 million due to increases in commissions, underwritings and fee income. Commissions rose 23.8% to $854.7 million due to increases in DLJ's institutional equities business, its private client and on-line brokerage service units and its correspondent services business. Underwriting revenues grew 14.5% to $1.04 billion as DLJ increased its market share in equity, convertible and high-yield underwriting. Fee income increased 55.3% to $1.19 billion due to increased merger and acquisition activity. Net investment income rose 32.5% to $2.19 billion as funds were used to finance U.S. government, agency and mortgage-backed securities. Additionally, there were increases in domestic and foreign margin balances and higher levels of foreign fixed income securities, primarily in the emerging markets prior to DLJ's withdrawal from that activity in the second half of 1998. The dealer and trading loss and the decline in other investment gains (losses) in 1998 were primarily attributable to markdowns on DLJ's fixed maturities and to losses incurred in emerging market and high-yield fixed maturities trading in the latter half of 1998 as global economic problems, particularly in Japan and in emerging markets including Russia and Asia, led to a widespread sell-off of these securities worldwide.

Total expenses for Investment Banking and Brokerage increased $817.8 million in 1998. The employee compensation and benefits increase of $323.5 million resulted from higher incentive and production-related compensation due to the business growth described above and to increased headcount as DLJ's businesses continued to expand globally. This expansion also accounted for the $79.6 million increase in occupancy, communications and technology. Interest expense for 1998 rose $302.7 million principally related to the financing of DLJ's domestic and foreign stock loaned/borrowed business. The $27.2 million increase in brokerage, clearing and exchange fees resulted from increased share volume and transaction fees. The $84.8 million increase in other expenses included higher professional fees, travel and entertainment and other costs resulting from increased business activity as well as the costs of DLJ's Year 2000 project.

                                      7-9

Investment Management. The following table presents the operating results of the Investment Management segment, which consists principally of the operations of Alliance. Alliance's operations were conducted by Alliance Holding prior to its reorganization in October 1999. For information on the reorganization, see Note 1 of Notes to Consolidated Financial Statements, "Liquidity and Capital Resources - Alliance," and the Alliance Holding Report on Form 10-K for the year ended December 31, 1999.

                    Investment Management - Operating Results
                                  (In Millions)

                                                                    1999               1998               1997
                                                              -----------------  -----------------   ----------------
Operating Results:
  Investment advisory and services fees(1)..................   $    1,331.8       $       953.0       $      699.0
  Distribution revenues.....................................          441.8               301.9              216.9
  Other revenues(1).........................................           96.6                73.8              157.6
                                                              -----------------  -----------------   ----------------
      Total revenues........................................        1,870.2             1,328.7            1,073.5
                                                              -----------------  -----------------   ----------------

  Promotion and servicing...................................          620.7               460.3              312.2
  Employee compensation and benefits........................          508.6               340.9              264.3
  All other operating expenses..............................          282.8               216.9              262.2
                                                              -----------------  -----------------   ----------------
      Total expenses........................................        1,412.1             1,018.1              838.7
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings before minority interest.......          458.1               310.6              234.8
  Minority interest.........................................         (216.8)             (141.5)            (108.5)
                                                              -----------------  -----------------   ----------------
  Pre-tax operating earnings................................          241.3               169.1              126.3

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.....................            4.5                 9.5                 .1
  Gain on sale of ERE.......................................            -                   -                249.8
  Intangible asset writedown................................            -                   -               (120.9)
  Restructuring charges.....................................            -                   -                  (.7)
                                                              -----------------  -----------------   ----------------
      Total pre-tax adjustments.............................            4.5                 9.5              128.3
Minority interest...........................................          216.8               141.5              108.5
                                                              -----------------  -----------------   ----------------
GAAP Reported:
  Earnings from Continuing Operations before
    Federal Income Taxes and Minority Interest..............   $      462.6       $       320.1       $      363.1
                                                             =================  =================   ================

(1)  Includes  fees  earned by  Alliance  and,  in 1997,  EREIM  totaling  $44.3 million, $61.8 million and $87.4 million in 1999, 1998 and 1997, respectively, for services provided to the Insurance Group and unconsolidated real estate joint ventures.

1999 Compared to 1998 - Pre-tax operating earnings for the Investment Management segment increased 42.7% in 1999 to $241.3 million. Total revenues were $1.87 billion, a 40.8% increase over 1998. Investment advisory and service fees at Alliance were $1.33 billion, a $378.8 million increase over the prior year. The 39.7% fee increase was primarily due to increased sales of mutual funds, asset appreciation and higher performance fees related to mutual funds and third party clients, partially offset by lower performance fees from affiliates, notably the Equitable Life General Account. Distribution revenues at Alliance were $139.9 million higher in 1999 than in 1998 principally due to higher average equity mutual fund assets under management due to strong sales and to market appreciation.

Expenses for Investment Management increased $394.0 million to $1.41 billion in 1999 as compared to $1.02 billion in 1998. Promotion and servicing expenses at Alliance were $160.4 million higher primarily due to increased distribution plan payments to financial intermediaries resulting from higher average domestic, offshore and cash management assets under management. Other promotion and servicing expense increases were primarily due to $55.1 million higher amortization of deferred sales commissions, higher travel and entertainment costs and higher promotional expenditures related to mutual fund sales initiatives. Alliance's employee compensation and benefits totaled $508.6 million, a 49.2% increase over the prior year. Incentive compensation's increase

                                      7-10
was principally related to Alliance's higher operating earnings while increased base compensation and commissions were due to increased headcount in the mutual fund and technology areas and to salary increases. The $65.9 million increase in all other operating expenses related principally to higher expenses incurred for the Year 2000 project and other technology initiatives, higher interest on deferred compensation and debt and increased occupancy costs.

1998 Compared to 1997 - Investment Management's pre-tax operating earnings before minority interest for 1998 increased $75.8 million from the prior year. Revenues totaled $1.33 billion for 1998, an increase of 23.8% from 1997. Alliance's 1998 investment advisory and service fees increased $254.0 million as higher overall mutual fund sales and market appreciation led to higher average assets under management. Distribution revenues grew $85.0 million due to higher average equity mutual fund assets under management and higher average cash assets under management. Other revenues declined $83.8 million in 1998 as compared to the prior year principally due to the inclusion of EREIM's $91.6 million of revenues through its sale date in June 1997.

Total expenses for Investment Management increased $179.4 million during 1998. The $148.1 million increase in promotion and servicing expenses at Alliance resulted from higher distribution plan payments resulting from higher average offshore mutual fund, cash management and domestic equity mutual fund assets under management. Employee compensation and benefits rose $76.6 million in 1998 as Alliance's increased operating earnings resulted in higher incentive compensation and as business expansion led to a 24% increase in headcount from December 31, 1997. The decline in all other operating expenses principally resulted from the $76.8 million decrease attributed to the sale of EREIM in June 1997.



                                      7-11

Fees and Assets Under Management. Breakdowns of fees and assets under management follow:

                        Fees and Assets Under Management
                                  (In Millions)

                                                                    At or for the Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  1999               1998               1997
                                                            -----------------   ----------------  -----------------
FEES:
Third parties.............................................   $     1,405.4       $      997.7       $      747.2
Equitable Life Separate Accounts..........................           107.6               99.7               88.8
Equitable Life General Account and other..................            43.7               46.6               74.6
                                                            -----------------   ----------------   ----------------
Total Fees................................................   $     1,556.7       $    1,144.0       $      910.6
                                                            =================   ================   ================

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third party.............................................   $    301,366        $   228,321        $   165,137
  Equitable Life General Account and Holding Company
    Group.................................................         25,475             24,179             24,942
  Equitable Life Separate Accounts........................         41,480             34,159             28,575
                                                            -----------------   ----------------   ----------------
Total Alliance............................................        368,321            286,659            218,654
                                                            -----------------   ----------------   ----------------

DLJ:
  Third party.............................................         39,189             24,386             17,208
  DLJ invested assets.....................................         29,415             14,292             16,851
                                                            -----------------   ----------------   ----------------
Total DLJ.................................................         68,604             38,678             34,059
                                                            -----------------   ----------------   ----------------

Equitable Life:
  Equitable Life (non-Alliance) General Account...........         12,774             14,452             14,469
  Equitable Life Separate Accounts - EQ Advisors Trust....          6,397              3,024                877
  Equitable Life real estate related Separate Accounts....          3,851              4,151              5,546
  Equitable Life Separate Accounts - other................          2,726              1,968              1,541
                                                            -----------------   ----------------   ----------------
Total Equitable Life......................................         25,748             23,595             22,433
                                                            -----------------   ----------------   ----------------

Total by Account:
   Third party(1).........................................        340,555            252,707            182,345
   General Account and other(2)...........................         67,664             52,923             56,262
   Separate Accounts.......................................        54,454             43,302             36,539
                                                            -----------------   ----------------   ----------------
Total Assets Under Management.............................   $    462,673        $   348,932        $   275,146
                                                            =================   ================   ================

(1) Includes $2.47 billion, $2.44 billion and $2.13 billion of assets managed on behalf of AXA affiliates at December 31, 1999, 1998 and 1997, respectively. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2) Includes invested assets of AXA Financial not managed by the Investment Subsidiaries, principally invested assets of subsidiaries and policy loans, totaling approximately $34.18 billion, $21.36 billion and $23.16 billion at December 31, 1999, 1998 and 1997, respectively, and mortgages and equity real estate totaling $7.11 billion and $7.38 billion at December 31, 1999 and 1998, respectively.

Fees for assets under management increased 36.1% during 1999 from 1998 as a result of the continued growth in assets under management for third parties. Total assets under management increased $113.74 billion, primarily due to $73.05 billion higher third party assets under management at Alliance. The Alliance growth in 1999 was principally due to market appreciation and net sales of mutual funds and other products. DLJ's third party assets under management increased in 1999 by $14.80 billion or 60.7% principally due to new business in their Asset Management Group and Merchant Banking Funds.

                                      7-12

Fees for assets under management increased $73.42 billion or 25.6% during 1998 from 1997 also as a result of the continued growth in assets under management for third parties. Total third party assets under management increased $68.77 billion at Alliance. The Alliance growth in 1998 was principally due to market appreciation, increased sales of Equitable Separate Account based individual annuity contracts and net sales of mutual funds and other products. DLJ's third party assets under management increased in 1998 by $7.18 billion or 41.7% principally due to new business in their Asset Management Group.

CONTINUING OPERATIONS INVESTMENT PORTFOLIO

The continuing operations investment portfolio is composed of the General Account investment portfolio and investment assets of the Holding Company and its distribution and non-operating subsidiaries, principally AXA Client Solutions, AXA Advisors, the EQ Asset Trust 1993 ("the "Trust") and the SECT (together, the "Holding Company Group").

GENERAL ACCOUNT INVESTMENT PORTFOLIO

Management discusses the Closed Block assets and the assets outside of the Closed Block on a combined basis as General Account Investment Assets. The combined portfolio and its investment results support the insurance and annuity liabilities of Equitable Life's continuing operations. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                                December 31, 1999
                                  (In Millions)

                                                                                                          General
                                      Balance                                             Holding         Account
                                       Sheet            Closed                            Company        Investment
Balance Sheet Captions:                Total            Block           Other (1)        Group (2)         Assets
-----------------------           ---------------  ---------------   ---------------   -------------  -----------------
Fixed maturities:
  Available for sale(3).........   $   18,849.1     $    4,014.0      $      (75.9)     $    249.5     $     22,689.5
  Held to maturity..............          253.4              -                 -             120.2              133.2
Trading account securities......       27,982.4              -            27,982.4             -                  -
Securities purchased under
  resale agreements.............       29,538.1              -            29,538.1             -                  -
Mortgage loans on real estate...        3,270.0          1,704.2               -               -              4,974.2
Equity real estate..............        1,160.2             89.3              (1.7)            -              1,251.2
Policy loans....................        2,257.3          1,593.9               -               -              3,851.2
Other equity investments........        2,106.2             36.3           1,432.8             2.3              707.4
Other invested assets...........          914.7               .9             265.3             2.0              648.3
                                  ---------------  ---------------   ---------------   -------------  -----------------
  Total investments.............       86,331.4          7,438.6          59,141.0           374.0           34,255.0
Cash and cash equivalents.......        2,816.5             67.7           2,143.9           168.0              572.3
Equitable Life debt & other (4).            -                -               767.0             -               (767.0)
                                  ---------------  ---------------   ---------------   -------------  -----------------
Total...........................   $   89,147.9     $    7,506.3      $   62,051.9      $    542.0     $     34,060.3
                                  ===============  ===============   ===============   =============  =================

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

(2) The "Holding Company Group" category includes that group's assets, which are not managed as part of General Account Investment Assets. The "Holding Company Group" category is deducted in arriving at General Account Investment Assets.

(3) Fixed maturities available for sale are reported at estimated fair value. At December 31, 1999, the amortized costs of the General Account's available for sale and held to maturity fixed maturity portfolios were $23.59 billion and $133.2 million, respectively, compared with estimated market values of $22.69 billion and $133.2 million, respectively.

(4)   Includes   Equitable  Life  debt  and  other   miscellaneous   assets  and
      liabilities related to General Account Investment Assets and reclassified from various balance sheet lines.

                                      7-13

Asset Valuation Allowances and Writedowns

The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                                  Equity Real
                                                               Mortgages            Estate             Total
                                                            -----------------   ----------------   ---------------

Balances at January 1, 1998...............................   $        74.3       $      345.5       $     419.8
  Additions...............................................            22.5               77.3              99.8
  Deductions(1)...........................................           (51.4)            (211.0)           (262.4)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1998.............................            45.4              211.8             257.2
  Additions...............................................             7.5               75.6              83.1
  Deductions(1)...........................................           (20.8)            (141.6)           (162.4)
                                                            -----------------   ----------------   ---------------
Balances at December 31, 1999.............................   $        32.1       $      145.8       $     177.9
                                                            =================   ================   ===============

(1)      Primarily reflects releases of allowances due to asset dispositions.

Writedowns on fixed maturities, principally below investment grade securities, aggregated $226.5 million, $101.6 million and $15.2 million in 1999, 1998 and 1997, respectively. The increases in writedowns on fixed maturities in 1999 and 1998 were primarily attributable to an increased level of defaults in high yield and emerging market securities. Writedowns on equity real estate totaled $165.2 million in 1997; there were no real estate writedowns in 1999 and 1998. The 1997 equity real estate writedowns principally resulted from changes in assumptions related to real estate holding periods and property cash flows.

General Account Investment Assets

The following table shows the amortized cost, valuation allowances and net amortized cost of major categories of General Account Investment Assets as of December 31, 1999 and net amortized cost as of December 31, 1998.

                        General Account Investment Assets
                                  (In Millions)

                                                          December 31, 1999                      December 31, 1998
                                           ------------------------------------------------    ----------------------
                                                                                 Net                    Net
                                             Amortized       Valuation        Amortized              Amortized
                                                Cost         Allowances          Cost                  Cost
                                           ---------------  -------------    ---------------   ----------------------
Fixed maturities(1)......................  $   23,719.1     $        -       $    23,719.1     $     22,804.8
Mortgages................................       5,006.3           (32.1)           4,974.2            4,443.3
Equity real estate.......................       1,397.0          (145.8)           1,251.2            1,774.1
Other equity investments.................         826.2             -                826.2              769.4
Policy loans.............................       3,851.2             -              3,851.2            3,727.9
Cash and short-term investments(2).......       1,220.6             -              1,220.6            1,597.8
                                           --------------- ---------------   ---------------   ----------------------
Total....................................  $   36,020.4    $     (177.9)     $    35,842.5     $     35,117.3
                                           =============== ===============   ===============   ======================

(1) Excludes unrealized losses of $896.4 million and unrealized gains of $814.3 million on fixed maturities classified as available for sale at December 31, 1999 and 1998, respectively.

(2) Comprises "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

                                      7-14

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

                      Investment Results By Asset Category
                              (Dollars In Millions)

                                            1999                            1998                           1997
                                -----------------------------   -----------------------------  -----------------------------
                                    (1)                            (1)                             (1)
                                   Yield          Amount          Yield           Amount          Yield          Amount
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
Fixed Maturities:
  Income......................     7.95%       $     1,834.9       8.08%       $    1,854.2       8.12%       $     1,842.6
  Investment gains(losses)....    (1.31)%             (294.9)     (0.09)%             (21.6)      0.42%                94.0
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     6.64%       $     1,540.0       7.99%       $    1,832.6       8.54%       $     1,936.6
  Ending assets(2)............                 $    24,171.2                   $   23,254.5                   $    23,944.9
Mortgages:
  Income......................     8.66%       $       403.3       9.31%       $      363.8       9.56%       $       387.1
  Investment gains(losses)....    (0.04)%               (1.9)     (0.26)%             (10.0)     (0.49)%              (19.1)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     8.62%       $       401.4       9.05%       $      353.8       9.07%       $       368.0
  Ending assets(3)............                 $     5,019.6                   $    4,472.8                   $     4,003.1
Equity Real Estate:
  Income(4)...................     7.38%       $        94.2       8.10%       $      145.2       2.90%       $        73.7
  Investment gains(losses)....    (1.28)%              (16.0)      4.16%               71.3     (16.15)%             (432.4)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................     6.10%       $        78.2      12.26%       $      216.5     (13.25)%      $      (358.7)
  Ending assets(4)............                 $     1,014.4                   $    1,398.2                   $     1,970.5
Other Equity Investments:
  Income......................    25.94%       $       196.3      10.98%       $      125.1      19.32%       $       198.6
  Investment gains(losses)....    13.10%                87.8       2.57%               27.9       1.54%                14.8
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total.......................    39.04%       $       284.1      13.55%       $      153.0      20.86%       $       213.4
  Ending assets(5)............                 $       827.8                   $      859.1                   $     1,269.5
Policy Loans:
  Income......................     6.75%       $       246.8       6.93%       $      249.8       7.25%       $       285.6
  Ending assets...............                 $     3,851.2                   $    3,727.9                   $     4,123.1
Cash and Short-term
  Investments:
  Income......................     7.73%       $        74.7      11.03%       $       52.5       6.35%       $        23.0
  Ending assets(6)............                 $     1,222.3                   $    1,625.3                   $       327.2
Equitable Life Debt and Other:
   Interest expense and
     other....................     7.85%       $       (50.0)      7.05%       $      (48.3)      7.27%       $       (43.0)
   Ending liabilities.........                 $      (767.0)                  $     (598.1)                  $      (647.0)
Total:
  Income(7)...................     8.29%       $     2,800.2       8.26%       $    2,742.3       8.13%       $     2,767.6
  Investment gains(losses)....    (0.69)%             (225.0)      0.21%               67.6      (1.03)%             (342.7)
                                ------------  ---------------   -----------   ---------------  ------------  ---------------
  Total(8)....................     7.60%       $     2,575.2       8.47%       $    2,809.9       7.10%       $     2,424.9
  Ending net assets...........                 $    35,339.5                   $   34,739.7                   $    34,991.3

(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current year's income, gains (losses) and fees.

(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $8.4 million, $4.7 million and $73.3 million, and include accrued income of $413.5 million, $392.4 million and $393.7 million, amounts due from securities sales of $29.4 million, $29.6 million and $17.1 million and other assets of $17.5 million, $31.4 million and $30.1 million at December 31, 1999, 1998 and 1997, respectively.

(3) Mortgage investment assets include accrued income of $59.2 million, $56.6 million and $74.3 million and are adjusted for related liability balances of $(13.8) million, $(27.1) million and $(24.2) million at December 31, 1999, 1998 and 1997, respectively.

(4) Equity real estate carrying values are shown, and equity real estate yields are calculated, net of third party debt and minority interest of $251.4 million, $381.3 million and $568.0 million at December 31, 1999, 1998 and 1997, respectively. The carrying values include accrued income of $27.8 million, $31.6 million and $35.7 million and are adjusted for related liability balances of $(13.2) million, $(20.3) million and $(101.4) million as of December 31, 1999, 1998 and 1997, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $19.1 million, $35.7 million and $52.9 million for 1999, 1998 and 1997, respectively.
                                      7-15

(5) Other equity investment assets include accrued income and pending trade settlements of $1.6 million, $0.0 million and $0.6 million at December 31, 1999, 1998 and 1997, respectively.

(6) Cash and short-term investments are shown net of financing arrangements of $(300.6) million at December 31, 1997 as well as accrued income and cash in transit totaling $1.8 million, $5.6 million and $2.3 million at December 31, 1999, 1998 and 1997, respectively.

(7) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $59.6 million, $52.7 million and $52.8 million for 1999, 1998 and 1997, respectively. Investment income is shown net of depreciation of $22.5 million, $31.5 million and $80.9 million for 1999, 1998 and 1997, respectively.

(8) Total yields are shown before deducting investment fees paid to investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.33%, 8.19% and 6.79% for 1999, 1998 and 1997, respectively.

Fixed Maturities. The fixed maturities portfolio consists largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. Investment income on fixed maturities decreased $19.3 million in 1999 from 1998 due to lower yields. The investment losses in 1999 were due to $226.5 million in writedowns primarily on domestic and emerging market high-yield securities and net losses of $68.4 million on sales. At year end 1999, 76.9% of total fixed maturities were publicly traded; 87.4% of below investment grade securities were publicly traded. At December 31, 1999, AXA Financial held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.45 billion, including $2.04 billion in publicly traded CMOs, $2.66 billion of mortgage pass-through securities, and $1.47 billion of public and private asset-backed securities. Fixed maturities by NAIC rating are shown in the following table.

                                Fixed Maturities
                                By Credit Quality
                                  (In Millions)

                                               December 31, 1999                      December 31, 1998
                                       --------------------------------------   -----------------------------------
                  Equivalent
  NAIC           Rating Agency           Amortized             Estimated         Amortized           Estimated
 Rating           Designation              Cost                Fair Value           Cost             Fair Value
-------------- ----------------------  ------------------   -----------------   ----------------- -----------------
     1-2       Aaa/Aa/A and Baa.....    $    20,561.4        $   19,973.0        $    19,588.1     $   20,712.6
     3-6       Ba and lower.........          3,157.7             2,849.7              3,217.7          2,907.5
                                       ------------------   -----------------   ----------------- -----------------
Total Fixed Maturities..............    $    23,719.1        $   22,822.7        $    22,805.8     $   23,620.1
                                       ==================   =================   ================= =================

Management defines problem fixed maturities as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. The amortized cost of problem fixed maturities was $154.0 million (0.6% of the total amortized cost of this category) at December 31, 1999 compared to $94.9 million (0.4%) at December 31, 1998 and $31.0 million (0.1%) at December 31, 1997. In 1999, additions to problem fixed maturities were concentrated in domestic high-yield and emerging market securities and were related to an increased level of defaults in these securities during the year.

AXA Financial does not accrue interest income on problem fixed maturities unless management believes the full collection of principal and interest is probable. Interest not accrued on problem fixed maturities totaled $42.5 million, $13.1 million and $10.5 million for 1999, 1998 and 1997, respectively. The amortized cost of wholly or partially non-accruing problem fixed maturities was $116.1 million, $82.1 million and $28.9 million at December 31, 1999, 1998 and 1997, respectively.

                                      7-16

Based on its monitoring of fixed maturities, management identifies a class of potential problem fixed maturities. This class includes those fixed maturities not currently classified as problems but for which management has serious doubts as to the issuer's ability to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the issuer. The amortized cost of potential problem fixed maturities was $42.7 million at December 31, 1999, as compared to $74.9 million and $17.9 million at December 31, 1998 and 1997, respectively.

Mortgages. At December 31, 1999, the mortgage portfolio included commercial ($3.05 billion), agricultural ($1.96 billion) and residential loans ($0.7 million). In 1999, the $39.5 million investment income increase on mortgages resulted from lower interest rates on a larger asset base.

At December 31, 1999, 1998 and 1997, respectively, management identified impaired mortgage loans with carrying values of $148.8 million, $158.0 million and $240.8 million. The provision for losses for these impaired loans was $27.1 million, $39.1 million and $69.2 million at those same respective dates. Income earned on impaired loans in 1999, 1998 and 1997, respectively, was $15.3 million, $17.0 million and $24.6 million, including cash received of $14.8 million, $15.3 million and $23.0 million.

Management categorizes commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, as problem mortgages. Based on its monthly monitoring of mortgages, management identifies a class of potential problem mortgages, which consists of mortgage loans not currently classified as problems but for which management has serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property. Potential problem commercial mortgages decreased during 1999 primarily due to foreclosures.

              Problem, Potential Problem and Restructured Mortgages
                                 Amortized Cost
                                  (In Millions)

                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
COMMERCIAL MORTGAGES......................................   $     3,048.2       $    2,660.7       $    2,305.8
Problem commercial mortgages(1)...........................              .5                 .4               19.3
Potential problem commercial mortgages....................           120.6              170.7              180.9
Restructured commercial mortgages(2)......................           130.7              116.4              194.9

AGRICULTURAL MORTGAGES....................................   $     1,957.4       $    1,826.9       $    1,719.2

(1) All problem commercial mortgages were delinquent mortgage loans at December 31, 1999, 1998 and 1997; there were no mortgage loans in process of foreclosure at December 31, 1999, 1998 and 1997.

(2) Excludes restructured commercial mortgages of $1.7 million that are shown as problems at December 31, 1997, and excludes $0.2 million, $24.5 million and $57.9 million of restructured commercial mortgages that are shown as potential problems at December 31, 1999, 1998 and 1997, respectively.

                                      7-17

For 1999, scheduled amortization payments and prepayments received on commercial mortgage loans aggregated $158.1 million. For 1999, $133.8 million of commercial mortgage loan maturity payments were scheduled. Of that total, $50.8 million (37.8%) were paid as due, $63.8 million (47.7%) were granted short-term extensions of up to six months, $18.5 million (13.8%) were foreclosed upon and $0.9 million (0.7%) were extended for a weighted average of 6.8 years at a weighted average interest rate of 9.0%.

During 2000, approximately $394.2 million of commercial mortgage principal payments are scheduled, including $377.3 million of payments at maturity on commercial mortgage balloon loans. An additional $649.6 million of commercial mortgage principal payments, including $616.6 million of payments at maturity on commercial mortgage balloon loans, are scheduled for 2001 and 2002. Depending on market conditions and lending practices in future years, some maturing loans may have to be refinanced, restructured or foreclosed upon. During 1999, 1998 and 1997, the amortized cost of new foreclosed commercial mortgages totaled $45.5 million, $40.1 million and $153.5 million, respectively.

Equity Real Estate. Equity real estate consists primarily of office, retail, industrial, mixed use and other properties. Office properties constituted the largest component (57.7% of amortized cost) of this portfolio at December 31, 1999.

Proceeds from the sale of equity real estate totaled $576.6 million, $1.05 billion and $386.0 million in 1999, 1998 and 1997, respectively, with recognized gains of $50.0 million, $124.1 million and $50.5 million, respectively. The carrying value of the equity real estate at date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $126.8 million, $189.8 million and $61.1 million, respectively. In connection with the accelerated real estate sales program, at December 31, 1997, Equitable Life reclassified $1.5 billion depreciated cost of continuing and discontinued operations' equity real estate from "held for production of income" to "held for sale". Since held for sale properties are carried at the lower of depreciated cost or estimated fair value, less disposition costs, the reclassification generated additions to valuation allowances of $243.0 million for continuing operations in fourth quarter 1997. Also, during fourth quarter 1997, the review of the equity real estate portfolio identified properties held for production of income which were impaired, resulting in writedowns of $161.1 million for continuing operations. The total pre-tax impact of these 1997 actions was $345.1 million (net of related DAC amortization of $59.0 million) for continuing operations. In addition, these real estate actions contributed to a $129.6 million strengthening of discontinued operations' allowance for future losses in fourth quarter 1997. At December 31, 1999, the depreciated cost of continuing operations' held for sale real estate portfolio totaled $616.9 million, excluding related valuation allowances of $145.8 million.

Management establishes valuation allowances on individual properties identified as held for sale. The objective is to fully reserve for anticipated shortfalls between depreciated cost and sales proceeds. On a quarterly basis, the valuation allowances on real estate held for sale are adjusted to reflect changes in market values in relation to depreciated cost. As the equity real estate sales program continues into 2000, management expects further reductions to this portfolio will depend on market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties. It is management's policy not to invest substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments.

At December 31, 1999, the overall vacancy rate for the General Account's real estate office properties was 6.8%, with a vacancy rate of 5.5% for properties acquired as investment real estate and 17.3% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.6% (as of September 30, 1999) as measured by CB Commercial. Lease rollover rates for office properties for 2000, 2001 and 2002 range from 8.1% to 11.5%.

At December 31, 1999, the equity real estate portfolio included $805.5 million depreciated cost of properties acquired as investment real estate (or 57.7% of depreciated cost of equity real estate held) and $591.5 million (42.3%)
amortized cost of properties acquired through foreclosure, including in-substance foreclosure. Cumulative writedowns recognized on foreclosed properties were $144.2 million through December 31, 1999. As of December 31, 1999, the carrying value of the equity real estate properties was 62.6% of their original cost. The depreciated cost of foreclosed equity real estate totaled $754.4 million (38.0%) and $955.1 million (29.5%) at year end 1998 and 1997, respectively.

                                      7-18

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests ($481.0 million or 58.1% of the amortized cost of this portfolio at December 31, 1999), alternative limited partnerships ($193.3 million or 23.4%) and common stock and other equity securities ($153.5 million or 18.5%). Alternative funds utilize trading strategies that may be leveraged. These funds attempt to protect against market risk through a variety of methods including short sales, financial futures, options and other derivative instruments. Other equity investments can produce significant volatility in investment income since they predominantly are accounted for in accordance with the equity method which treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to the General Account. The excess of Separate Accounts assets over Separate Accounts liabilities at December 31, 1999, 1998 and 1997 were $118.7 million, $89.4 million and $231.0 million, respectively. This excess represented an investment by the General Account principally in equity securities. As demonstrated by the market volatility and negative returns experienced in the latter half of 1998, returns on equity investments are very volatile and investment results for any period are not representative of any other period.

Commencing in third quarter 1998, in response to a perceived increase in the price volatility of publicly-traded equity markets, AXA Financial began to reduce its holdings of common stock investments. With the persistence of high price volatility, management believed that publicly-traded common stocks should be actively managed to control risk and generate investment returns. Effective January 1, 1999, all investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios were designated as "trading securities" for the purpose of classification under SFAS No. 115 and all changes in the investments' fair value are being reported through earnings.

DISCONTINUED OPERATIONS

In 1991, management adopted a plan to discontinue the business of certain pension operations consisting of Wind-Up Annuities and GIC lines of business and recorded an allowance for future losses based on management's best judgment at that time. During 1997, the allowance for future losses was strengthened by $134.1 million. The principal factor in the 1997 reserve strengthening action was the change in projected cash flows for equity real estate due to management's plan to accelerate the sale of equity real estate.

Management's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. Additionally, as part of the annual planning process that takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These projections were utilized in the fourth quarter evaluation of the adequacy of the allowance for future losses. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance for future losses, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

Results of Operations. Post-tax earnings of $28.1 million were recognized in 1999 compared to $2.7 million in 1998 and post-tax losses of $(87.2) million in 1997. The allowance for future losses totaled $242.2 million at December 31, 1999.

For 1999, Discontinued Operations Investment Assets produced investment results totaling $82.3 million, a $79.5 million decrease as compared to 1998 results. Investment income declined $28.8 million to $95.8 million in 1999, as lower income on other equity investments, equity real estate and mortgages more than offset higher income on fixed maturities. In 1999, there were investment losses of $13.5 million as compared to $37.2 million of investment gains in the prior year. In 1999, $18.3 million in losses on equity real estate were recorded compared to gains of $41.2 million in 1998. The 1999 real estate losses resulted as the gains on sales were more than offset by additions to valuation allowances on held for sale properties. Losses on fixed maturities were $13.5 million higher in 1999 principally due to the writedown of two issues. These losses more than offset the $19.1 million of gains on other equity investments as compared to a $3.3 million loss in 1998. Investment income yields were 8.95% in 1999.

                                      7-19

In 1998, investment results from Discontinued Operations Investment Assets totaled $161.8 million, as compared to $(23.0) million in 1997 principally due to investment gains of $37.2 million as compared to the $173.7 million of investment losses in 1997. The 1997 investment losses resulted from the fourth quarter 1997 increases in valuation allowances of $80.2 million and writedowns relating to equity real estate of $92.5 million. This increase in investment gains (losses) was partially offset by a $26.1 million decrease in investment income in 1998, principally reflecting a decrease of $38.4 million for other equity investments. There was a $20.4 million loss on mortgage loans in 1997 compared to the 1998 gain of $0.3 million and gains of $41.2 million compared to $151.1 million of losses on equity real estate. Investment income yields decreased to 11.69% from 12.37% in 1997, principally due to lower returns on other equity investments.

Interest credited and policyholders' benefits on Wind-Up Annuities and GIC contracts were $96.2 million in 1999, as compared to $99.1 million and $108.0 million in 1998 and 1997, respectively. The weighted average crediting rates were 9.5%, 9.6% and 9.3% in 1999, 1998 and 1997, respectively. No interest expense on intersegment borrowings by discontinued operations from continuing operations was reported in 1999, compared with $26.6 million and $53.3 million in 1998 and 1997, respectively, as such borrowings were repaid in 1998.

At year end 1999, $993.3 million of policyholders' liabilities were outstanding, substantially all of which relate to Wind-Up Annuities. During 1998, the $660.0 million of intersegment borrowings outstanding at December 31, 1997 were repaid. See Notes 2 and 8 of Notes to Consolidated Financial Statements.

Cash Flow Projections. At December 31, 1999, estimates of annual net cash flows for discontinued operations in 2000 and 2001 were $218.7 million and $46.2 million, respectively. At December 31, 1998, the projections for 1999 and 2000 were $255.5 million and $16.7 million, respectively. The increase in estimated 2000 net cash flows was principally due to a higher level of assumed cash flows resulting from equity real estate sales. Other material assumptions used in determining these projections included the following: future estimated annual investment income yields on the existing portfolio of 6.9% to 9.1% in the 1999 projection (compared to 7.8% to 9.7% used in the 1998 projection); use of proceeds from equity real estate sales and other maturing investment assets to pay benefits on Wind-Up Annuities and maturing liabilities, with reinvestment of excess funds; and mortality experience for Wind-Up Annuities based on the 1983 Group Annuity Mortality table with projections for mortality improvements.

Investment Assets by Selected Asset Category

For information on the asset categories and valuation allowances and writedowns, see Note 8 of Notes to Consolidated Financial Statements.

Fixed Maturities - During 1999, discontinued operations began reinvesting excess cash flow in investment grade fixed maturities. At December 31, 1999, the amortized cost of the fixed maturities portfolio totaled $90.2 million.

Mortgages - As of December 31, 1999, discontinued operations commercial mortgages totaled $427.9 million (91.9% of amortized cost of the category) and agricultural loans totaled $28.6 million (8.1%). Potential problem commercial mortgages totaled $6.1 million, $20.1 million and $15.4 million in 1999, 1998 and 1997, respectively, while restructured commercial mortgages aggregated $3.4 million, $106.2 million and $198.9 million, respectively.

For 1999, scheduled amortization payments and prepayments on commercial mortgage loans aggregated $58.4 million. For 1999, $29.2 million of mortgage loan maturity payments were scheduled, of which $26.4 million (90.4%) were paid as due. During 2000, approximately $96.7 million of commercial mortgage principal payments are scheduled, including $91.5 million of payments at maturity on commercial mortgage balloon loans. An additional $139.2 million of principal payments, including $130.2 million of payments at maturity on commercial mortgage balloon loans, are scheduled from 2001 through 2002. Depending on the condition of the real estate market and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

Equity Real Estate - During 1999, 1998 and 1997, discontinued operations received proceeds from the sale of equity real estate of $52.3 million, $287.9 million and $183.5 million, respectively, and recognized gains of $5.3 million, $41.3 million and $35.4 million, respectively. These gains reflected total writedowns and additions to valuation allowances on properties sold of $14.6 million, $71.7 million and $22.9 million, respectively, at the date of sale. The depreciated cost of discontinued operations' equity real estate properties held for sale at December 31, 1999 was $152.8 million for which allowances of $54.8 million have been established.


                                      7-20

Other Equity Investments - At December 31, 1999, discontinued operations' other equity investments of $55.6 million consisted primarily of limited partnership interests managed by third parties that invest in a selection of equity and fixed income securities ($49.9 million or 89.7% of amortized cost of this portfolio at that date). Discontinued operations' other equity investments also included common stocks acquired in connection with limited partnership investments, as well as other equity investments ($5.7 million or 10.3%).

Returns on other equity investments have been very volatile and investment results for any period are not representative of any other period. Total investment results on other equity investments were $23.4 million, $25.5 million and $65.2 million in 1999, 1998 and 1997, respectively. These investment results reflected yields of 31.65%, 17.79% and 28.77% for 1999, 1998 and 1997, respectively.

YEAR 2000

Following the implementation of Equitable Life's, DLJ's and Alliance's Year 2000 compliance initiatives, no Year 2000 problems were encountered that could have a material adverse effect on the business, financial condition or results of operations of AXA Financial. Through December 31, 1999, Year 2000 compliance project costs were $32.1 million for Equitable Life, $90 million for DLJ and $43 million for Alliance.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

The Holding Company's Board of Directors declared a two-for-one Stock Split for shareholders of record at the close of business on September 27, 1999. All share and per share amounts have been restated to reflect the effect of this Stock Split. Quarterly dividends following the split were $.025 per share. In September 1999, the Holding Company received a cash dividend of $150.0 million from Equitable Life, the first since Equitable Life's demutualization in 1992. Also in September 1999, the SECT converted 4,020 shares of Series D Convertible Preferred Stock equivalent to 1.6 million shares of Common Stock. The Holding Company, as part of its stock repurchase program, purchased 1,356,500 shares for $37.6 million. Of the remaining shares, AXA, AXA Financial's principal stockholder, purchased 146,100 shares. The remaining shares were sold to the public. As a result of these transactions, the Holding Company's equity increased by $7.4 million, the net proceeds of the sales and repurchases. In February 2000, the Holding Company's Board of Directors approved an increase in the number of authorized shares of Common Stock from 500,000,000 to 2,000,000,000. The increase is subject to shareholder approval, which is expected at the May 2000 annual meeting of shareholders.

Under the Board authorized stock repurchase program, the Holding Company repurchased approximately 8.0 million shares of Common Stock at a cost of approximately $243.7 million during 1999, including the aforementioned shares from the SECT. Of the 2.0 million shares of Common Stock originally subject to put options sold in 1998 in connection with the repurchase program, the Holding Company purchased 800,000 shares in 1998 and none during 1999; 1,200,000 of such options expired unexercised during 1999. In fourth quarter 1999, the Holding Company privately placed put options entitling the holder to sell up to 200,000 shares of Common Stock at a specified price on a specified date in third quarter 2000.

In April 1998, the Holding Company completed an offering under its existing shelf registration of $250.0 million 6 1/2% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028 (together the "1998 Senior Debt"), resulting in net proceeds of $591.1 million to be used for general corporate purposes. Pre-tax debt service on the 1998 Senior Debt is approximately $40.8 million per annum.

For further information, see Notes 9 and 11 of Notes to Consolidated Financial Statements.

Liquidity Requirements. The Holding Company's cash requirements include debt service, operating expenses, taxes, dividends on its Common Stock and, effective December 31, 1999, certain employee benefits described below. Pre-tax debt service totaled $86.5 million in 1999, while general and administrative expenses were $20.6 million. Since 1992, the Holding Company's Board of Directors has declared quarterly cash dividends of $.025 per share on the outstanding shares of its Common Stock (adjusted for the Stock Split). During 1999, aggregate cash dividends paid on the Holding Company's Common Stock were $43.7 million. Effective December 31, 1999, the Holding Company assumed primary liability from


                                      7-21

Equitable Life for all current and future obligations of its Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other non-qualified benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Equitable Life remains secondarily liable. In 1999, Equitable Life paid $52.8 million in benefits on those plans. The estimated benefit payments for 2000 approximate $52.1 million, a portion of which will be reimbursed by certain subsidiaries of the Holding Company other than Equitable Life.

Liquidity  Sources.  At December  31,  1999,  the Holding  Company held cash and short-term investments and U.S. Treasury securities of approximately $149.4 million and investment grade publicly traded bonds totaling $207.7 million. Other primary sources of liquidity for the Holding Company include (i) amounts the Holding Company may receive from its subsidiaries in connection with SECT distributions, (ii) dividends from DLJ, (iii) dividends from Equitable Life and
(iv) dividends, distributions or sales proceeds from less liquid investment assets. The Holding Company held common stock and less liquid investment assets having an aggregate carrying value of approximately $77.3 million at December 31, 1999. Other potential sources of liquidity for AXA Financial include sales of DLJ common stock held by the Holding Company and the issuance of additional securities by the Holding Company.

The assets of the SECT (the 47,940 remaining shares of the Series D Preferred Stock) will be distributed over time (subject to periodic minimum and maximum requirements) to fund various employee compensation and benefit programs of certain of AXA Financial's subsidiaries. These subsidiaries will pay the Holding Company an amount equal to any such distributions. Management expects amounts received by the Holding Company from its subsidiaries in connection with distributions by the SECT will be an additional source of funds. The aggregate amount available to the Holding Company from this source will fluctuate over time with changes in the market value of the Holding Company's Common Stock. Prior to September 30, 2000, the SECT is required to convert at a minimum an amount of Series D Convertible Preferred Stock equivalent to approximately 1.57 million shares of Common Stock for distribution. However, the amount of Common Stock so distributed may not exceed a maximum value of approximately $253.5 million.

Dividends on DLJ's outstanding common stock paid to the Holding Company were approximately $12.2 million and $11.7 million in 1999 and 1998, respectively. Certain of DLJ's existing credit agreements include dividend covenants but management does not expect these covenants to materially affect the payment of dividends by DLJ. In July 1998, DLJ sold an aggregate of 5 million shares of newly issued common stock to the Holding Company (1.8 million shares for $110.0 million), Equitable Life (1.5 million shares for $90.0 million) and AXA (1.7 million shares for $100.0 million).

For the first time since the 1992 demutualization, the Holding Company received $150.0 million in dividends from Equitable Life. In 2000, Equitable Life expects to review with the New York Insurance Department the potential for paying additional shareholder dividends. Under the New York Insurance Law, Equitable Life is permitted to pay shareholder dividends only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent, who by statute has broad discretion in such matters, does not disapprove the distribution. See Note 21 to Notes to Consolidated Financial Statements.

Management believes the primary sources of liquidity described above are sufficient to meet the Holding Company's cash requirements for several years.

Equitable Life

The principal sources of Equitable Life cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

The Equitable Life liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the liabilities of discontinued operations; shareholders dividends; and operating expenses, including debt service. Equitable Life liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans. Management may from time to time explore selective acquisition opportunities in core insurance and investment management businesses.

                                      7-22

Equitable Life's liquidity requirements are regularly monitored to match cash inflows with cash requirements. Daily cash needs are forecasted and projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections, are reviewed periodically. Adjustments are periodically made to the Equitable Life's investment policies with respect to, among other things, the maturity and risk characteristics of General Account Investment Assets to reflect changes in the business' cash needs and also to reflect the changing competitive and economic environment.

Sources of Liquidity. The primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 1999, this asset pool included an aggregate of $1.39 billion in highly liquid short-term investments, as compared to $1.59 billion and $816.4 million at December 31, 1998 and 1997, respectively. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet Equitable Life's liquidity needs.

Other liquidity sources include dividends and distributions from Alliance in particular as well as DLJ. In 1999, Equitable Life received cash distributions from Alliance of $203.5 million as compared to $157.0 million in 1998 and $125.7 million in 1997. Also in 1999, DLJ paid $10.0 million in dividends to Equitable Life.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy Equitable Life's liquidity needs. In addition, in July 1999, the Board of Directors authorized an increase in the limit on Equitable Life's commercial paper program to $1.00 billion from $500.0 million. This program is available for general corporate purposes to support Equitable Life's liquidity needs. The Board also authorized increasing Equitable Life's existing $350.0 million bank credit facility to $700.0 million. Equitable Life uses this program from time to time in its liquidity management. At December 31, 1999, $166.9 million was outstanding under the commercial paper program; there were no amounts outstanding under the back-up credit facility. For more information on guarantees, commitments and contingencies, see Notes 13, 16, 17, 18 and 19 of Notes to Consolidated Financial Statements.

Factors Affecting Liquidity. Equitable Life's liquidity needs are affected by fluctuations in the level of surrenders and withdrawals previously discussed in "Combined Operating Results by Segment - Financial Advisory/Insurance -
Surrenders and Withdrawals". Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Statutory  Capital.  Life  insurers  are subject to certain  risk-based  capital
("RBC") guidelines which provide a method to measure the adjusted capital (statutory capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of the company's investments and products. A life insurance company's RBC ratio depends upon many factors, including its earnings, the mix of assets in its investment portfolio, the nature of the products it sells and its rate of sales growth, as well as changes in the RBC formulas required by regulators.

The RBC guidelines are intended to be a regulatory tool only. Equitable Life's RBC ratio has improved in each of the last six years, and management believes that Equitable Life's statutory capital, as measured by its year end 1999 RBC, is adequate to support its current business needs and financial ratings.

On March 16, 1998, members of the NAIC approved its Codification of Statutory Accounting Principles ("Codification") project. Codification provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. In February 2000, the Superintendent indicated the New York Insurance Department intends to proceed with implementation of Codification rules, subject to any provisions in New York statutes which conflict with particular points in the Codification rules. It is not possible to predict in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

At December 31, 1999, $29.1 million (or 0.7%) of the Insurance Group's aggregate statutory capital and surplus (representing 0.5% of statutory capital and surplus and AVR) resulted from surplus relief reinsurance. The level of surplus relief reinsurance was reduced by approximately $81.9 million in 1999.


                                      7-23

Alliance

Alliance's principal sources of liquidity have been cash flows from operations and the issuance, both publicly and privately, of debt and Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes.

On October 29, 1999, Alliance Holding transferred its business to a newly-formed private limited partnership following the reorganization approved by Unitholders at their special meeting on September 22, 1999 and the expiration of the related exchange offer. Separately, Equitable Life and its subsidiaries exchanged substantially all of their public Alliance Holding's Units for limited partnership interests and a general partnership interest in the new private limited partnership. The new partnership is conducting Alliance's business without change in management or employee responsibilities. Alliance Holding's principal asset is its interest in the new partnership, and it is functioning as a holding company through which its Unitholders own an indirect interest in Alliance, the new partnership. As a result of the reorganization and exchange, Equitable Life and its subsidiaries' share of the private partnership's income will not be subject to the 3.5% Federal tax on publicly traded partnerships. In 1999 and 1998, the impact of this Federal tax on Equitable Life and its subsidiaries was approximately $19 million and $18 million, respectively.

In July 1999, Alliance entered into a new $200.0 million three-year revolving credit facility, increasing its borrowing capacity under all credit facilities to $725.0 million. Like the existing credit facility, the new credit facility will be used to fund commission payments to financial intermediaries for certain mutual fund sales and for general working capital purposes. At December 31, 1999, Alliance had $384.7 million outstanding under its $425.0 million commercial paper program. Proceeds are being used to fund commission payments and for capital expenditures. There were no amounts outstanding under Alliance's revolving credit facilities. In December 1999, Alliance established a $100.0 million ECN program to supplement its commercial paper program; there were no ECNs outstanding at year end 1999.

DLJ

DLJ reported total assets as of December 31, 1999 of $109.0 billion. DLJ's assets are highly liquid, with the majority consisting of securities inventories and collateralized receivables. Such receivables include resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, DLJ has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs, as a securities dealer, DLJ may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, DLJ's assets vary significantly from period to period. A significant portion of DLJ's borrowings is matched to the interest rate and expected holding period of the corresponding assets.

In May 1999, DLJ issued a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business, selling shares representing an approximately 18% interest in DLJdirect's financial performance to the public. The offering raised more than $343 million of equity and resulted in AXA Financial recognizing a non-cash pre-tax gain of $212.3 million ($116.5 million by the Holding Company and $95.8 million by Equitable Life).

Certain of DLJ's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. DLJ's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its businesses and meet the regulatory capital requirements of its subsidiaries. Over the past few years, DLJ has been active in raising additional long-term financing. At December 31, 1999, $650 million 5 7/8% senior notes and an aggregate of $1.29 billion medium-term notes with various interest rates and maturities have been issued.

In January 1998, DLJ issued an initial 3.5 million shares of fixed/adjustable rate cumulative preferred stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value). Also, in 1998, DLJ established a $2.00 billion commercial paper program. At December 31, 1999, $1.16 billion of notes were outstanding under this program.




                                      7-24

The majority of DLJ's assets are financed through daily operations by repurchase agreements, financial instruments sold and not yet purchased, securities loaned, bank loans and through payables to brokers and dealers. Short-term funding generally is obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. DLJ monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. DLJ has a $2.5 billion revolving credit facility, of which $1.9 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1999.

Consolidated Cash Flows

Net cash used by operating activities was $12.15 billion for 1999 as compared to $2.33 billion in 1998 and $4.43 billion in 1997. Cash used by operations in all three years principally reflected the net change in trading activities and broker-dealer receivables related to DLJ's business activities.

Net cash used by investing activities totaled $2.09 billion for 1999 as compared to net cash provided by investing activities of $998.4 million in 1998 and net cash used by investing activities of $290.7 million in 1997. Investment purchases in 1999 exceeded sales, maturities and repayments by $1.80 billion. In 1998, investment sales, maturities and repayments exceeded purchases by $595.9 million. Discontinued operations repaid $660.0 million of loans from continuing operations during 1998. In 1997, sales, maturities and repayments exceeded purchases by $121.2 million. Decreases in loans to discontinued operations totaled $420.1 million in 1997.

Net cash provided by financing activities was $14.73 billion in 1999 as compared to $3.07 billion for 1998 and $4.56 billion in 1997. The $12.44 billion net increase in short-term financings is principally related to higher net repurchase agreements and other short-term borrowings at DLJ reflecting its business increases during 1999. Deposits to policyholders' account balances exceeded withdrawals in 1999 by $600.4 million. During 1998, withdrawals from policyholders' account balances exceeded deposits by $216.5 million as compared with $605.1 million in 1997. Short-term financings, principally at DLJ, showed a net increase of $1.50 billion in 1998 as compared to net increases of $4.87 billion in 1997 while net additions to long-term debt were higher by $1.90 billion in 1998 compared to net increases of $431.0 million in 1997.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents of $481.1 million in 1999 as compared to an increase of $1.74 billion in 1998 and a decrease of $157.9 million in 1997.

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

Market Risk. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. Primary market risk exposures exist in the Financial Advisory/Insurance and Investment Banking and Brokerage segments and result from interest rate fluctuations, equity price movements, changes in credit quality and, at DLJ, foreign currency exchange exposure. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 16 of Notes to Consolidated Financial Statements.

                                      7-25

Strategic Initiatives. AXA Financial continues to implement certain strategic initiatives identified after a comprehensive review of its organization and strategy conducted in late 1997. These initiatives are designed to make AXA Financial a premier provider of financial planning, insurance and investment management products and services. The "branding" initiative, which consists in part of a reorganization of certain wholly owned subsidiaries and changes to the names of such subsidiaries and the Holding Company, is designed to separate product manufacturing under the "Equitable" name from product distribution and the provision of financial planning services under the "AXA" name. Implementation of these strategic initiatives could affect certain historic trends in the Financial Advisory/Insurance segment. Implementation is subject to various uncertainties, including those relating to timing and expense, and the results of the implementation of these initiatives could be other than what management intends. AXA Financial may, from time to time, explore selective acquisition opportunities in its core insurance and investment management businesses.

Financial Advisory/Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation as well as changes resulting from the Gramm-Leach-Bliley Act. The Administration's fiscal year 2001 revenue proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Financial Advisory/Insurance" and "Business - Regulation - Federal Initiatives". The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amount which can be deferred as DAC, secular trends and AXA Financial's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. See "Investment Results of General Account Investment Assets". The ability of AXA Financial to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate". AXA Financial's DIand group pension businesses produced pre-tax losses in 1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business since 1996, management continues to believe the DI and Pension Par reserves have been calculated on a reasonable basis and are adequate. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is reviewing the arrangements pursuant to which a third party manages claims incurred under DI policies previously issued by Equitable Life and is exploring its ability to dispose of the DI business through reinsurance.

Investment Banking and Brokerage. For the years ended December 31, 1999, 1998 and 1997, Investment Banking and Brokerage accounted for approximately 53.0%, 36.7% and 54.8%, respectively, of AXA Financial's consolidated earnings from continuing operations before Federal income taxes and minority interest. DLJ's business activities include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management. These activities are subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

                                      7-26

Over the last several years, DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Banking and Brokerage" for a discussion of the negative impact on DLJ in the second half of 1998 of global economic problems, particularly in Japan and in emerging markets including Russia and Asia. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

Investment Management. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by market appreciation and depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. See "Combined Operating Results by Segment - Investment Management".

Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities and GIC lines of business continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See "Discontinued Operations" for further information including a discussion of significant reserve strengthening in 1997 and the assumptions used in making cash flow projections.

Technology and Information Systems. AXA Financial's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management information purposes. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse affect on AXA Financial's results of operations and, ultimately, its ability to achieve its strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against AXA Financial to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation" and "Legal Proceedings".

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not implemented. In addition, members of the NAIC approved its Codification project providing regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. In February 2000, the Superintendent indicated the New York Insurance Department intends to proceed with implementation of Codification rules, subject to any provisions in New York statutes which conflict with particular points in the Codification rules. It is not possible to predict in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment banking, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states.

                                      7-27

Part II, Item 7A.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, asset management and trading activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality.

Other-Than-Trading Activities

Investment Management. Alliance's investments are divided into two portfolios: available for sale investments and other investments. Alliance's available for sale portfolio primarily includes equity and fixed income mutual funds and money market investments. The carrying value of money market investments approximates fair value. Although these assets are purchased for long-term investment, the portfolio strategy considers them available for sale in response to changes in market interest rates, equity prices and other relevant factors. Other investments include Alliance's hedge fund investments. At December 31, 1999, Alliance's interest rate, equity price and credit quality risks were not material to AXA Financial. For further information, see Alliance Holding's and Alliance's Annual Reports on Form 10-K for the year ended December 31, 1999.

Insurance Group. Insurance Group results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans which make up 81.6% of the carrying value of General Account Investment Assets. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 1999 would have on the fair value of fixed maturities and mortgages:



                                      7A-1

                                                               Interest Rate Risk Exposure
                                                                      (In Millions)

                                                 December 31, 1999                       December 31, 1998
                                      ----------------------------------------  ------------------------------------

                                              Fair            +100 Basis            Fair            +100 Basis
                                             Value           Point Change           Value          Point Change
                                      -------------------- -------------------  ---------------- -------------------

  Continuing Operations:
    Fixed maturities:
      Fixed rate....................  $    21,498.2        $     20,341.1       $  22,332.6      $    21,167.6
      Floating rate.................        1,241.2               1,206.1           1,208.5            1,208.5
    Mortgage loans..................        4,889.6               4,700.7           4,665.3            4,482.8

  Discontinued Operations:
    Fixed maturities:
      Fixed rate....................  $        85.4        $         81.4       $        20.2    $        19.5
      Floating rate.................             .1                    .1                 4.7              4.7
    Mortgage loans..................          467.0                 454.2               599.9            580.8

  Holding Company Group:
    Fixed maturities:
      Fixed rate....................  $       367.8        $        355.4       $       517.2    $       501.5
      Floating rate.................            7.8                   7.7                83.9             83.9

A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

The investment portfolios also have direct holdings of public and private equity securities. In addition, the General Account is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 1999 and 1998:

                                                               Equity Price Risk Exposure
                                                                      (In Millions)

                                                 December 31, 1999                       December 31, 1998
                                      ----------------------------------------- -----------------------------------
                                               Fair          -10% Equity           Fair           -10% Equity
                                              Value          Price Change          Value          Price Change
                                      ------------------ --------------------- -------------- ---------------------
Insurance Group:
  Continuing operations...............  $        33.2    $         29.9        $     164.4    $        148.0
  Discontinued operations.............            5.7               5.1               19.3              17.4
  Excess of Separate Accounts assets
    over Separate Accounts liabilities          121.4             109.3               91.0              81.9
Holding Company Group.................  $         2.3    $          2.1        $      47.7    $         42.9


                                      7A-2

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

At years end 1999 and  1998,  the  aggregate  carrying  value of  policyholders'
liabilities were $36,134.0 million and $35,618.7 million, respectively, including $12,796.4 million and $12,954.0 million, respectively, of the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 1999 and 1998 were $12,850.5 million and $13,455.0 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $12,977.7 million and $13,644.0 million, respectively. Those investment contracts represent only a portion of total policyholders' liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

Asset/liability  management  is  integrated  into many aspects of the  Insurance
Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is no material solvency risk to Equitable Life with respect to interest rate movements up or down of 100 basis points from year end 1999 levels or with respect to a 10% drop in equity prices from year end 1999 levels.

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

At years end 1999 and 1998, the net market value exposure of the Insurance Group's derivatives was $53.7 million and $71.7 million, respectively. The table that follows shows the interest rate sensitivity of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                      7A-3

               Insurance Group - Derivative Financial Instruments
                 (In Millions, Except for Weighted Average Term)

                                              Weighted
                                               Average
                              Notional          Term           -100 Basis            Fair            +100 Basis
                               Amount          (Years)        Point Change           Value          Point Change
                           ---------------  --------------  -----------------   ---------------- -------------------
December 31, 1999
Swaps:
  Floating to fixed
    rate.................   $      92.3           0.35       $        41.4       $     9.8        $       (19.5)
  Fixed to floating
    rate.................         705.0           5.58                (2.1)           (1.8)                (1.9)
Options:
  Caps...................       7,775.0           3.25                16.0            45.5                103.1
  Floors.................       2,000.0           2.28                  .8              .2                  -
                           ---------------                  -----------------   ---------------- -------------------
Total....................   $  10,572.3           3.20       $        56.1       $       53.7     $        81.7
                           ===============  ==============  =================   ================ ===================

December 31, 1998 Swaps:

  Floating to fixed
    rate.................   $      623.2          5.67       $        88.0    $       57.5        $        28.8
  Fixed to floating
    rate.................          257.7          0.93                (9.8)           (8.0)                (6.2)
Options:
  Caps...................        8,650.0          3.89                 3.4            14.2                 41.4
  Floors.................        2,000.0          3.28                22.8             8.0                  3.0
                           ---------------                  ------------------------------------ -------------------
Total....................   $   11,530.9          3.81       $       104.4    $       71.7        $        67.0
                           ===============  ==============  ==================================== ===================

At year end 1999 and 1998, the aggregate fair values of long-term debt issued by Equitable Life and the Holding Company Group were $1.98 billion and $2.40 billion, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at years end 1999 and 1998.

                                                                Interest Rate Risk Exposure
                                                                       (In Millions)



                                               December 31, 1999                       December 31, 1998
                                   ---------------------------------------  -------------------------------------
                                            Fair           -100 Basis             Fair            -100 Basis
                                           Value          Point Change            Value          Point Change
                                   ------------------  -------------------  ------------------ ------------------

Continuing Operations:
  Fixed rate......................  $      583.5        $      621.4         $      779.7       $      828.4
  Floating rate...................         251.4               251.3                251.3              251.3

Discontinued Operations:
  Fixed rate......................  $        -          $        -           $       45.1       $       45.1
  Floating rate...................         101.9               101.9                102.1              102.1

Holding Company Group.............  $    1,043.7        $    1,116.7         $    1,218.1       $    1,311.3

Trading Activities

Exposure to risk and the ways in which DLJ manages the various types of risks on a day-to-day basis is critical to its survival and financial success. DLJ monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which DLJ is exposed. DLJ has an independent risk oversight department to oversee risk policies and risk monitoring and management capabilities throughout DLJ and to coordinate the risk management practices of the various business groups. This department is assisted by a credit risk management department responsible for analyzing the credit worthiness of counterparties.

                                      7A-4

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

From time to time, DLJ invests in certain merchant banking transactions or other long-term corporate development investments. DLJ's Merchant Banking Group has established several investment entities, each of which has formed its own investment committee. These committees decide on all investments and dispositions with respect to potential and existing portfolio companies. In addition, each quarter, senior officers of DLJ meet to review merchant banking and corporate development investments. After discussing the financial and operational aspects of the companies involved, the senior officers recommend carrying values for each investment to the Finance Committee. The Finance Committee then reviews such recommendations and determines fair value.

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

Trading activities generally result in inventory positions. Each day, position and exposure reports are prepared by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers, divisional management and group management. These reports are independently reviewed by DLJ's corporate accounting group. The corporate accounting group prepares a consolidated summarized position report listing both long and short exposure and approved limits. The position report is distributed to various levels of management throughout DLJ, including the Chief Executive Officer, and it enables senior management to control inventory levels and monitor the results of the trading groups. DLJ also reviews and monitors inventory aging, pricing, concentration and securities' ratings.

In addition to position and exposure reports, DLJ produces a daily revenue report that summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout DLJ, including the Chief Executive Officer, and together with the position and exposure report enables senior management to monitor and control overall activity of the trading groups.


                                      7A-5

Market Risk

Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. DLJ's exposure to market risk is directly related to its role as financial intermediary in customer-related transactions and to its proprietary trading activities. As of December 31, 1999, DLJ's primary market risk exposures include interest rate risk, credit spread risk and equity price risk. Interest rate risk results from maintaining inventory positions and trading in interest rate sensitive financial instruments and arises from various sources including changes in the absolute and relative level of interest rates, interest rate volatility, mortgage prepayment rates and the shape of the yield curves in various markets. To cover its exposure to interest rate risk, DLJ enters into transactions in U.S. government securities, options, swaps and futures and forward contracts designed to reduce DLJ's risk profile. DLJ's investment grade and high-yield corporate bonds, mortgages, equities, derivatives and convertible debt activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from potential changes in an issuer's credit rating that affect the value of financial instruments. Equity price risk results from maintaining inventory positions and making markets in equity securities and arises from changes in the level or volatility of equity prices, equity index exposure and equity index spreads which affect the value of equity securities. To cover its exposure to equity price risk, DLJ enters into transactions in options and futures designed to reduce DLJ's risk profile.

Value At Risk

In 1997, DLJ developed a company-wide Value-at-Risk ("VAR") model. This model used a variance-covariance approach with a confidence interval of 95% and a one-day holding period, based on historical data for one year. DLJ has made changes to the model since that date. In response to the volatile and illiquid markets of the third quarter of 1998, which departed markedly from the normal statistical distributions that underlie the variance-covariance approach, DLJ has estimated VAR by using an historical simulation model based on two years of weekly historical data, a 95% confidence interval, and a one-day holding period. The effect of this change in approach was not material.

The VAR number is the statistically expected maximum loss on the fair value of DLJ's market sensitive instruments for 19 of 20 trading days. In other words, on 1 out of every 20 trading days, the loss is expected to be statistically greater than the VAR number. However, the model does not indicate how much greater.

VAR models are designed to assist in risk management and to provide senior management with one probabilistic indicator of risk at the firm level. VAR numbers should not be interpreted as a predictor of actual results. The VAR model has been specifically tailored for DLJ's risk management needs and risk profile.

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

Because a VAR model alone is not a sufficient tool to measure and monitor market risk, DLJ will continue to use other risk management measures such as stress testing, independent review of position and trading limits and daily revenue reports.
                                      7A-6

At December 31, 1999 and 1998, DLJ's company-wide VAR for trading was approximately $17.0 million and $22.0 million, respectively. DLJ's company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification, DLJ's company-wide VAR is less than the sum of the individual components. At December 31, 1999, 1998 and 1997, the three main components of market risk, expressed in terms of theoretical fair values, had the following
VAR:

                                                             December 31,
                                              ---------------------------------------
                                                   1999           1998        1997
                                              --------------  ------------  ---------
                                                          (In Millions)
Trading:
  Interest rate risk........................   $    10        $    16        $    8
  Equity risk...............................        14             11             8
  Foreign currency exchange rate risk.......         -              -             1

Credit Risk

Credit risk is the potential for loss resulting from a counterparty defaulting on its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivative and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans.

DLJ uses various means to manage its credit risk. The credit-worthiness of all counterparties is analyzed at the outset of a credit relationship with DLJ. These counterparties are subsequently reviewed on a periodic basis. DLJ sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, DLJ enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions.

The distribution of daily net trading revenues (losses) for 1999 ranged as follows ($s in millions):

     No. of Days                     2        3        7      12       24       41       50
     Net Revenues (Losses)       $  (3)   $  (2)   $  (1)  $   0    $   1    $   2    $    3

     No. of Days                     43       29      19       9        3        1         9
     Net Revenues (Losses)       $   4    $   5    $   6   $   7    $   8    $   9    $   10+




                                      7A-7

Part II, Item 8.

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             AXA FINANCIAL, INC.

Report of Independent Accountants.......................................  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 1999 and 1998...............  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 1999,
  1998 and 1997.........................................................  F-3
  Consolidated Statements of Shareholders' Equity and Comprehensive
  Income,...............................................................
   Years Ended December 31, 1999,1998 and 1997..........................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 1999,   F-5
  1998 and 1997.........................................................
  Notes to Consolidated Financial Statements............................  F-6

Report of Independent Accountants on Consolidated Financial Statement
  Schedules.............................................................  F-47

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in
  Related Parties, December 31, 1999..................................... F-48
Schedule II - Balance Sheets (Parent Company), December 31, 1999
  and 1998..............................................................  F-49
Schedule II - Statements of Earnings (Parent Company), Years Ended
  December 31, 1999, 1998 and 1997......................................  F-50
Schedule II - Statements of Cash Flows (Parent Company), Years Ended
  December 31, 1999, 1998 and 1997......................................  F-51
Schedule III - Supplementary Insurance Information, Years Ended
  December 31, 1999, 1998 and 1997......................................  F-52
Schedule IV - Reinsurance, Years Ended December 31, 1999,
  1998 and 1997.........................................................  F-55

February 1, 2000



                        Report of Independent Accountants

To the Board of Directors and Shareholders of AXA Financial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries ("AXA Financial") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AXA Financial's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                    1999                1998
                                                                              -----------------  -----------------
                                                                                          (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................   $    18,849.1      $     19,449.3
    Held to maturity, at amortized cost.....................................           253.4               250.9
  Investment banking trading account securities, at market value............        27,982.4            13,195.1
  Securities purchased under resale agreements..............................        29,538.1            20,063.3
  Mortgage loans on real estate.............................................         3,270.0             2,809.9
  Equity real estate........................................................         1,160.2             1,676.9
  Policy loans..............................................................         2,257.3             2,086.7
  Other equity investments..................................................         2,106.2             1,234.7
  Other invested assets.....................................................           914.7               809.6
                                                                              -----------------  -----------------
      Total investments.....................................................        86,331.4            61,576.4
Cash and cash equivalents...................................................         2,816.5             2,335.4
Broker-dealer related receivables...........................................        45,519.4            34,589.9
Deferred policy acquisition costs...........................................         4,033.0             3,563.8
Other assets................................................................         5,792.8             5,500.9
Closed Block assets.........................................................         8,607.3             8,632.4
Separate Accounts assets....................................................        54,453.9            43,302.3
                                                                              -----------------  -----------------

Total Assets................................................................   $   207,554.3      $    159,501.1
                                                                              =================  =================

LIABILITIES

Policyholders' account balances.............................................   $    21,351.4      $     20,857.5
Future policy benefits and other policyholders liabilities..................         4,777.6             4,726.4
Securities sold under repurchase agreements.................................        56,474.4            35,775.6
Broker-dealer related payables..............................................        37,526.7            26,418.3
Short-term and long-term debt...............................................         9,017.3             6,300.1
Other liabilities...........................................................         9,210.5             7,441.8
Closed Block liabilities....................................................         9,025.0             9,077.0
Separate Accounts liabilities...............................................        54,332.5            43,211.3
                                                                              -----------------  -----------------
      Total liabilities.....................................................       201,715.4           153,808.0
                                                                              -----------------  -----------------

Commitments and contingencies (Notes 13, 16, 17, 18 and 19)

SHAREHOLDERS' EQUITY

Series D convertible preferred stock........................................           648.7               598.4
Stock employee compensation trust...........................................          (648.7)              598.4)
Common stock, at par value..................................................             4.5                 2.2
Capital in excess of par value..............................................         3,739.1             3,662.1
Treasury stock..............................................................          (490.8)             (247.1)
Retained earnings...........................................................         3,008.6             1,926.1
Accumulated other comprehensive (loss) income...............................          (422.5)              349.8
                                                                              -----------------  -----------------
      Total shareholders' equity............................................         5,838.9             5,693.1
                                                                              -----------------  -----------------

Total Liabilities and Shareholders' Equity..................................   $   207,554.3      $    159,501.1
                                                                              =================  =================

                 See Notes to Consolidated Financial Statements.
                                      F-2

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      1999               1998               1997
                                                                -----------------  -----------------  -----------------
                                                                     (In Millions, Except Per Share Amounts)
REVENUES
Universal life and investment-type product policy fee
  income......................................................   $     1,257.5      $     1,056.2      $       950.6
Premiums......................................................           558.2              588.1              601.5
Net investment income.........................................         4,500.0            4,498.7            3,991.3
Investment banking principal transactions, net................           826.0               67.4              552.0
Investment gain (losses), net.................................            32.6              122.6              (39.2)
Commissions, fees and other income............................         6,109.9            4,498.4            3,507.4
Contribution from the Closed Block............................            86.4               87.1              102.5
                                                                -----------------  -----------------  -----------------
      Total revenues..........................................        13,370.6           10,918.5            9,666.1
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances..........         1,078.2            1,153.9            1,267.0
Policyholders' benefits.......................................         1,038.6            1,024.7              978.6
Other operating costs and expenses............................         9,177.9            7,135.9            6,317.5
                                                                -----------------  -----------------  -----------------
      Total benefits and other deductions.....................        11,294.7            9,314.5            8,563.1
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before Federal
  income taxes and minority interest..........................         2,075.9            1,604.0            1,103.0
Federal income taxes..........................................           584.5              527.8              280.5
Minority interest in net income of consolidated subsidiaries..           393.4              245.8              174.3
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations...........................         1,098.0              830.4              648.2
Discontinued operations, net of Federal income taxes..........            28.1                2.7              (87.2)
                                                                -----------------  -----------------  -----------------
Net Earnings..................................................   $     1,126.1      $       833.1      $       561.0
                                                                =================  =================  =================

Per Common Share:
  Basic:
    Earnings from continuing operations.......................   $        2.51      $        1.87   $           1.57
    Discontinued operations, net of Federal income taxes......             .07                .01               (.22)
                                                                -----------------  -----------------  -----------------
    Net Earnings..............................................   $        2.58      $        1.88   $           1.35
                                                                =================  =================  =================
  Diluted:
    Earnings from continuing operations.......................   $        2.39      $        1.80   $           1.43
    Discontinued operations, net of Federal income taxes......             .06                .01               (.19)
                                                                -----------------  -----------------  -----------------
    Net Earnings..............................................   $        2.45      $        1.81   $           1.24
                                                                =================  =================  =================


  Cash Dividend Per Common Share..............................   $         .10      $         .10   $            .10
                                                                =================  =================  =================


                 See Notes to Consolidated Financial Statements.
                                      F-3

                               AXA FINANCIAL, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      1999               1998               1997
                                                                -----------------  -----------------  -----------------
                                                                             (In Millions)


Series C convertible preferred stock, beginning of year......    $        -         $        -         $       24.4
Exchange of Series C convertible preferred stock.............             -                  -                (24.4)
                                                                -----------------  -----------------  -----------------
Series C convertible preferred stock, end of year............             -                  -                  -
                                                                -----------------  -----------------  -----------------

Series D convertible preferred stock, beginning of year......           598.4             514.4               294.0
Exchange of Series D convertible preferred stock.............           (45.0)               -                (54.8)
Change in market value of shares.............................            95.3              84.0               275.2
                                                                -----------------  -----------------  -----------------
Series D convertible preferred stock, end of year............           648.7             598.4               514.4
                                                                -----------------  -----------------  -----------------

Stock employee compensation trust, beginning of year.........          (598.4)           (514.4)             (294.0)
Exchange of Series D convertible preferred stock in the
  stock employee compensation trust..........................            45.0                -                 54.8
Change in market value of shares.............................           (95.3)            (84.0)             (275.2)
                                                                -----------------  -----------------  -----------------
Stock employee compensation trust, end of year...............          (648.7)           (598.4)             (514.4)
                                                                -----------------  -----------------  -----------------

Series E convertible preferred stock, beginning of year......             -                  -                380.2
Exchange of Series E convertible preferred stock.............             -                  -               (380.2)
                                                                -----------------  -----------------  -----------------
Series E convertible preferred stock, end of year............             -                  -                  -
                                                                -----------------  -----------------  -----------------

Common stock, at par value, beginning of year................             2.2               2.2                 1.9
Issuance of common stock.....................................             2.3                -                   .3
                                                                -----------------  -----------------  -----------------
Common stock, at par value, end of year......................             4.5               2.2                 2.2
                                                                -----------------  -----------------  -----------------

Capital in excess of par value, beginning of year............         3,662.1           3,627.5             2,782.2
Additional capital in excess of par value....................            77.0              34.6               845.3
                                                                -----------------  -----------------  -----------------
Capital in excess of par value, end of year..................         3,739.1           3,662.1             3,627.5
                                                                -----------------  -----------------  -----------------

Treasury stock, beginning of year............................          (247.1)               -                  -
Purchase of shares for treasury..............................          (243.7)          (247.1)                 -
                                                                -----------------  -----------------  -----------------
Treasury stock, end of year..................................          (490.8)          (247.1)                -
                                                                -----------------  -----------------  -----------------

Retained earnings, beginning of year.........................         1,926.1          1,137.4                632.9
Net earnings.................................................         1,126.1            833.1                561.0
Dividends on preferred stocks................................             -                  -                (15.6)
Dividends on common stock....................................           (43.6)           (44.4)               (40.9)
                                                                -----------------  -----------------  -----------------
Retained earnings, end of year...............................         3,008.6          1,926.1              1,137.4
                                                                -----------------  -----------------  -----------------

Accumulated other comprehensive income, beginning of year....           349.8            506.4                166.4
Other comprehensive (loss) income............................          (772.3)          (156.6)               340.0
                                                                -----------------  -----------------  -----------------
Accumulated other comprehensive (loss) income, end of year...          (422.5)           349.8                506.4
                                                                -----------------  -----------------  -----------------
Total Shareholders' Equity, End of Year......................    $    5,838.9   $      5,693.1         $    5,273.5
                                                                =================  =================  =================

COMPREHENSIVE INCOME

Net earnings.................................................    $    1,126.1   $        833.1         $      561.0
                                                                -----------------  -----------------  -----------------
Change in unrealized (losses) gains, net of reclassification
  adjustment.................................................          (784.5)          (145.6)               344.4
Minimum pension liability adjustment.........................            12.2            (11.0)                (4.4)
                                                                -----------------  -----------------  -----------------
Other comprehensive (loss) income............................         (772.3)          (156.6)               340.0
                                                                -----------------  -----------------  -----------------
Comprehensive Income.........................................    $       353.8   $       676.5   $            901.0
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.
                                      F-4

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      1999               1998               1997
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)
Net earnings..................................................   $    1,126.1       $       833.1      $       561.0
Adjustments to reconcile net earnings to net cash
  used by operating activities:
  Interest credited to policyholders' account balances........        1,078.2             1,153.9            1,267.0
  Universal life and investment-type product
    policy fee income.........................................       (1,257.5)           (1,056.2)            (950.6)
  Net change in trading activities and broker-dealer
    related receivables/payables..............................      (14,595.0)           (2,922.8)          (5,561.3)
  Decrease (increase) in matched resale agreements............      (17,947.1)            5,463.7           (4,622.2)
  (Decrease) increase in matched repurchase agreements........       17,947.1            (5,463.7)           4,622.2
  Investment gains, net of dealer and trading gains...........         (140.0)             (248.6)            (155.3)
  Change in clearing association fees and regulatory
    deposits..................................................          847.0              (211.1)               4.3
  Change in accounts payable and accrued expenses.............        1,548.7               343.0              749.8
  Change in property and equipment............................         (483.2)             (227.6)            (171.9)
  Other, net..................................................         (278.0)                3.1             (169.1)
                                                                -----------------  -----------------  -----------------

Net cash used by operating activities.........................      (12,153.7)           (2,333.2)          (4,426.1)
                                                                -----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................        2,088.2             2,466.5            2,865.0
  Sales.......................................................        8,211.6            18,196.3           11,182.2
  Purchases...................................................      (12,100.1)          (20,066.9)         (13,926.0)
  (Increase) decrease in short-term investments...............         (179.6)             (215.5)            (550.9)
  Decrease in loans to discontinued operations................            -                 660.0              420.1
  Sale of subsidiaries........................................            -                   -                261.0
  Other, net..................................................         (113.6)              (42.0)            (542.1)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by investing activities..............       (2,093.5)              998.4             (290.7)
                                                                -----------------  -----------------  -----------------

Cash flows from financing activities:
  Policyholders' account balances.............................
    Deposits..................................................        2,366.2             1,508.1            1,281.7
    Withdrawals...............................................       (1,765.8)           (1,724.6)          (1,886.8)
  Net increase in short-term financings.......................       12,444.5             1,495.2            4,865.6
  Additions to long-term debt.................................        1,936.3             2,315.0              979.9
  Repayments of long-term debt................................         (328.8)             (413.8)            (548.9)
  Payment of obligation to fund accumulated deficit of
    discontinued operations...................................            -                 (87.2)             (83.9)
  Purchase of treasury stock..................................         (243.7)             (247.1)               -
  Other, net..................................................          319.6               227.2              (48.7)
                                                                -----------------  -----------------  -----------------

Net cash provided by financing activities.....................       14,728.3             3,072.8            4,558.9
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................          481.1             1,738.0             (157.9)
Cash and cash equivalents, beginning of year..................        2,335.4               597.4              755.3
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $    2,816.5       $     2,335.4      $       597.4
                                                                =================  =================  =================

Supplemental cash flow information
  Interest Paid...............................................   $    4,808.3       $     4,749.7      $     4,211.8
                                                                =================  =================  =================
  Income Taxes Paid...........................................   $      343.3       $       355.6      $       605.2
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.
                                      F-5

                               AXA FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1)     ORGANIZATION

        AXA Financial, Inc. (the "Holding Company," and collectively with its consolidated subsidiaries, "AXA Financial") is a diversified financial services organization serving a broad spectrum of insurance, asset management and investment banking customers. AXA Financial's financial advisory and insurance product businesses are conducted principally by its life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"), its insurance general agency AXA Network, LLC ("AXA Network") and its broker dealer AXA Advisors, LLC ("AXA Advisors"). AXA Financial's investment management business and investment banking and brokerage business are conducted principally by Alliance Capital Management L.P. ("Alliance") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), respectively. AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's largest shareholder, owning approximately 58.0% at December 31, 1999 (53.0% if all securities convertible into, and options on, common stock were to be converted or exercised).

        The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, annuity products, mutual fund asset management accounts and other investment products to individuals and small groups and provides financial planning services for individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        The Investment Banking and Brokerage segment, which includes DLJ, serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management.

        The Investment Management segment principally includes Alliance. In 1999, Alliance reorganized into Alliance Capital Management Holding L.P. ("Alliance Holding") and Alliance (the "Reorganization"). Alliance Holding's principal asset is its interest in Alliance and it functions as a holding entity through which holders of its publicly traded units own an indirect interest in the operating partnership. AXA Financial exchanged substantially all of its Alliance Holding units for units in Alliance ("Alliance Units") . As a result of the reorganization, AXA Financial was the beneficial owner of approximately 2% of Alliance Holding and 56% of Alliance. Alliance provides diversified investment fund management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors, principally through a broad line of mutual funds. This segment also includes institutional Separate Accounts that provide various investment options for large group pension clients, primarily deferred benefit contribution plans, through pooled or single group accounts. Through June 10, 1997, this segment also includes Equitable Real Estate Investment Management, Inc. ("EREIM") which was sold. EREIM provided real estate investment management services, property management services, mortgage servicing and loan asset management, and agricultural investment management.

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

        The accompanying consolidated financial statements include the accounts of the Holding Company; Equitable Life and those of their subsidiaries engaged in insurance related businesses (collectively, the "Insurance Group"); other subsidiaries, principally DLJ and Alliance, AXA Advisors and, through June 10, 1997, EREIM (see Note 5); and those trusts, partnerships and joint ventures in which AXA Financial has control and a majority economic interest. Closed Block assets, liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 7). Unless specifically stated, all other footnote disclosures contained herein exclude the Closed Block related amounts.

        All significant intercompany transactions and balances except those with the Closed Block and discontinued operations (see Note 8) have been eliminated in consolidation. The years "1999," "1998" and "1997" refer to the years ended December 31, 1999, 1998 and 1997, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the 1999 presentation.

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

        Discontinued Operations

        Discontinued operations at December 31, 1999, principally consists of the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities"), for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance each quarter and believes the allowance for future losses at December 31, 1999 is adequate to provide for all future losses; however, the quarterly allowance review continues to involve numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result (see Note 8).

        Accounting Changes

        In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. AXA Financial applied the provisions of SOP 98-1 prospectively effective January 1, 1998. The adoption of SOP 98-1 did not have a material impact on AXA Financial's consolidated financial statements. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

        New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133,
        "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires all derivatives to be recognized on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on its intended use. Derivatives not used in hedging activities must be adjusted to fair value through earnings. Changes in the fair value of derivatives used in hedging activities will, depending on the nature of the hedge, either be offset in earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in other comprehensive income until the hedged item affects earnings. For all hedging activities, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. AXA Financial expects to adopt SFAS No. 133 effective January 1, 2001. Adjustments resulting from initial adoption of the new requirements will be reported in a manner similar to the cumulative effect of a change in accounting principle and will be reflected in net income or accumulated other comprehensive income based upon existing hedging relationships, if any. Management currently is assessing the impact of adoption. However, Alliance's adoption of the new requirements is not expected to have a significant impact on AXA Financial's consolidated balance sheet or statement of earnings. Also, since most of DLJ's derivatives are carried at fair values, AXA Financial's consolidated earnings and financial position are not expected to be significantly affected by DLJ's adoption of the new requirements.

        Valuation of Investments

        Fixed maturities identified as available for sale are reported at estimated fair value. Fixed maturities, which AXA Financial has both the ability and the intent to hold to maturity, are stated principally at amortized cost. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.

        Investment banking trading account securities are reported at market value principally based on their quoted market prices or on quoted market prices of comparable instruments.

        Securities sold under agreements to repurchase and securities purchased under agreements to resell are treated as financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest is accrued on such contract amounts and is included in broker-dealer related receivables and payables in the accompanying consolidated balance sheets. AXA Financial takes possession of the underlying assets purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. Repurchase and resale agreements with the same counterparty and maturity date that settle through the Federal reserve system and which are subject to master netting agreements are presented net in the consolidated financial statements.

        Securities borrowed and securities loaned (which are included in Broker-dealer related receivables and payables) are financing arrangements that are recorded at the amount of cash collateral advanced or received. For securities borrowed, AXA Financial deposits cash, letters of credit or other collateral with the lender. For securities loaned, AXA Financial receives collateral in cash or other collateral that exceeds the market value of securities loaned. Each day, AXA Financial monitors the market value of securities borrowed and loaned and obtains or refunds additional collateral, as necessary.

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

        Partnerships and joint venture interests in which AXA Financial does not have control or a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Equity securities, comprised of common stock held by the Insurance Group and the Holding Company classified as both trading and available for sale securities, non-redeemable preferred stock and DLJ's holdings of long-term corporate development investments, principally private equity investments, are carried at estimated fair value and are included in other equity investments.

        Short-term investments are stated at amortized cost which approximates fair value and are included with other invested assets.

        Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

        All securities owned by the Insurance Group and the Holding Company as well as United States government and agency securities, mortgage-backed securities, futures and forwards transactions, and certain other debt obligations held by DLJ are recorded in the consolidated financial statements on a trade date basis. All other securities owned by DLJ are recorded on a settlement date basis and adjustments are made to a trade date basis, if significant.

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

        Changes in unrealized gains or losses as well as realized gains and losses at settlement on all of DLJ's derivative instruments (options, forward and futures contracts) are included in the consolidated statements of earnings in investment banking principal transactions, net. Related offsetting amounts are presented as broker-dealer related receivables/payables in the consolidated balance sheets. Fair value of the options includes the unamortized premiums which are deferred and are included in broker-dealer payables in the consolidated balance sheets. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in investment banking principal transactions, net. Cash flows from derivative instruments are presented as operating activities in the consolidated statements of cash flows.

        DLJ's unrealized investment gains (losses) are included in revenues as investment banking principal transactions, net. Unrealized gains (losses) on non-DLJ trading securities are reflected in net investment income. Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial, other than those held by DLJ, are accounted for as a separate component of accumulated comprehensive income, net of related deferred Federal income taxes, amounts attributable to discontinued operations, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

        As part of its asset/liability management process, in second quarter 1999, management initiated a review of the matching of invested assets to Insurance product lines given their different liability characteristics and liquidity requirements. As a result of this review, management reallocated the current and prospective interests of the various product lines in the invested assets. These asset reallocations and the related changes in investment yields by product line, in turn, triggered a review of and revisions to the estimated future gross profits used to determine the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) or $.20 per basic and $.19 per diluted share for 1999.

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1999, the expected investment yield, excluding policy loans, generally ranged from 7.75% grading to 7.5% over a 20 year period. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

        For non-participating traditional life DAC is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 11.5% for life insurance liabilities and from 2.25% to 8.35% for annuity liabilities.

        Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. While management believes its disability income ("DI") reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.

        Claim reserves and associated liabilities for individual DI and major medical policies were $948.4 million and $951.7 million at December 31, 1999 and 1998, respectively. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical are summarized as follows:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Incurred benefits related to current year..........  $       150.7       $      140.1       $      132.3
        Incurred benefits related to prior years...........           64.7               84.2               60.0
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $       215.4       $      224.3       $      192.3
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        28.9       $       17.0       $       28.8
        Benefits paid related to prior years...............          189.8              155.4              146.2
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $       218.7       $      172.4       $      175.0
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

        At December 31, 1999, participating policies, including those in the Closed Block, represent approximately 23.0% ($47.0 billion) of directly written life insurance in force, net of amounts ceded.

        Federal Income Taxes

        The Holding Company and its consolidated subsidiaries (excluding DLJ) file a consolidated Federal income tax return. AXA Financial's ownership of DLJ for tax purposes is less than 80% and, therefore, DLJ files its own U.S. consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For 1999, 1998 and 1997, investment results of such Separate Accounts were $6,045.5 million, $4,591.0 million and $3,411.1 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Employee Stock Option Plans

        AXA Financial accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 11 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

 3)     INVESTMENTS

        The following table provides  additional  information  relating to fixed
        maturities  and  equity   securities   (excluding  DLJ  trading  account
        securities):

                                                                   Gross              Gross
                                              Amortized          Unrealized         Unrealized         Estimated
                                                 Cost              Gains              Losses           Fair Value
                                            ---------------   -----------------  -----------------   ---------------
                                                                         (In Millions)
        December 31, 1999
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $   15,049.6        $      139.5       $       790.1      $   14,399.0
            Mortgage-backed...............        2,576.1                 2.3                88.4           2,490.0
            U.S. Treasury, government and
              agency securities...........        1,218.0                18.9                23.6           1,213.3
            States and political
              subdivisions................          110.0                 1.4                 4.9             106.5
            Foreign governments...........          361.8                16.2                14.8             363.2
            Redeemable preferred stock....          311.6                 1.8                36.3             277.1
                                            -----------------   -----------------  -----------------  --------------
              Total Available for Sale....   $   19,627.1        $      180.1       $       958.1      $   18,849.1
                                            =================   =================  =================  ==============
          Held to Maturity:  Corporate....   $      253.4        $        6.6       $          .7      $      259.3
                                            =================   =================  =================  ==============

        Equity Securities:
          DLJ's long-term corporate
            development investments.....     $    1,359.7        $      136.8       $        63.8      $    1,432.7
          Common stock available
            for sale....................             25.5                 1.5                17.8               9.2
          Common stock trading............
            securities....................           14.3                 9.1                 7.0              16.4
                                            -----------------   -----------------  -----------------  --------------
        Total Equity Securities...........   $    1,399.5        $      147.4       $        88.6      $    1,458.3
                                            =================   =================  =================  ==============

        December 31, 1998
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $   14,747.0        $      794.6       $       380.4      $   15,161.2
            Mortgage-backed...............        1,834.5                23.3                  .9           1,856.9
            U.S. Treasury, government and
              agency securities...........        1,640.1               109.6                 1.1           1,748.6
            States and political
              subdivisions................           55.0                 9.9                 -                64.9
            Foreign governments...........          363.3                20.9                30.0             354.2
            Redeemable preferred stock....          268.0                 7.0                11.5             263.5
                                            -----------------   -----------------  -----------------  --------------
              Total Available for Sale....   $   18,907.9        $      965.3       $       423.9      $   19,449.3
                                            =================   =================  =================  ==============
          Held to Maturity:  Corporate....   $      250.9        $       19.6       $          .1      $      270.4
                                            =================   =================  =================  ==============

        Equity Securities:
          DLJ's long-term corporate
            development investments.......   $      472.3        $       74.1       $        72.6      $      473.8
          Common stock
            available for sale............          101.9               118.8                22.4             198.3
                                            -----------------   -----------------  -----------------  --------------
        Total Equity Securities...........   $      574.2        $      192.9       $        95.0      $      672.1
                                            =================   =================  =================  ==============

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, AXA Financial determines an estimated fair value using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Estimated fair values for equity securities, substantially all of which do not have a readily ascertainable market value, have been determined by AXA Financial. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 1999 and 1998, securities without a readily ascertainable market value having an amortized cost of $4,835.4 million and $4,171.3 million, respectively, had estimated fair values of $4,769.6 million and $4,400.7 million, respectively.

        The contractual maturity of bonds at December 31, 1999 is shown below:

                                                  Held to Maturity                      Available for Sale
                                         ------------------------------------   ------------------------------------
                                            Amortized          Estimated           Amortized          Estimated
                                               Cost            Fair Value            Cost             Fair Value
                                         -----------------  -----------------   ----------------   -----------------
                                                                       (In Millions)

        Due in one year or less.........  $        -         $         -         $      494.2       $      492.7
        Due in years two through five...         139.8               139.7            3,097.3            3,025.3
        Due in years six through ten....          46.2                47.5            7,222.6            6,837.2
        Due after ten years.............          67.4                72.1            5,925.3            5,726.8
        Mortgage-backed securities......           -                   -              2,576.1            2,490.0
                                         -----------------  -----------------   ----------------   -----------------
        Total...........................  $      253.4       $       259.3       $   19,315.5       $   18,572.0
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

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 1999, approximately 14.0% of the $19,568.9 million aggregate amortized cost of bonds held by AXA Financial was considered to be other than investment grade.

        In addition, the Insurance Group is an equity investor in limited partnership interests which primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 1999 and 1998 were $647.9 million and $562.6 million, respectively.

        Investment valuation allowances and changes thereto follow:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balances, beginning of year........................  $       230.6       $      384.5       $      137.1
        Additions charged to income........................           68.2               86.2              334.6
        Deductions for writedowns and
          asset dispositions...............................         (150.2)            (240.1)             (87.2)
                                                            -----------------   ----------------   -----------------
        Balances, End of Year..............................  $       148.6       $      230.6       $      384.5
                                                            =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate....................  $        27.5       $       34.3       $       55.8
          Equity real estate...............................          121.1              196.3              328.7
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       148.6       $      230.6       $      384.5
                                                            =================   ================   =================

        At December 31, 1999, the carrying value of fixed maturities which were non-income producing for the twelve months preceding the consolidated balance sheet date was $152.1 million.

        The cost of investment  banking trading  account  securities at December
        31,  1999  and  1998  was  $27,983.9  million  and  $13,385.6   million,
        respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $106.0 million and $115.1 million at December 31, 1999 and 1998, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $9.5 million, $10.3 million and $17.2 million in 1999, 1998 and 1997, respectively. Gross interest income on these loans included in net investment income aggregated $8.2 million, $8.3 million and $12.7 million in 1999, 1998 and 1997, respectively.

        Impaired mortgage loans along with the related provision for losses follow:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   1999                 1998
                                                                            -------------------  -------------------
                                                                                         (In Millions)

        Impaired mortgage loans with provision for losses..................  $        142.4       $        125.4
        Impaired mortgage loans without provision for losses...............             2.2                  8.6
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           144.6                134.0
        Provision for losses...............................................           (23.0)               (29.0)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        121.6       $        105.0
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

        During 1999, 1998 and 1997, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $141.7 million, $161.3 million and $246.9 million. Interest income recognized on these impaired mortgage loans totaled $12.0 million, $12.3 million and $15.2 million ($.0 million, $.9 million and $2.3 million recognized on a cash basis) for 1999, 1998 and 1997, respectively.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 1999 and 1998, the carrying value of equity real estate held for sale amounted to $382.2 million and $836.2 million, respectively. For 1999, 1998 and 1997, respectively, real estate of $20.5 million, $7.1 million and $152.0 million was acquired in satisfaction of debt. At December 31, 1999 and 1998, AXA Financial owned $443.9 million and $552.3 million, respectively, of real estate acquired in satisfaction of debt.

        Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years. Accumulated depreciation on real estate was $251.6 million and $374.8 million at December 31, 1999 and 1998, respectively. Depreciation expense on real estate totaled $21.8 million, $30.5 million and $74.9 million for 1999, 1998 and 1997, respectively.

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information for real estate joint ventures (25 individual ventures at both December 31, 1999 and 1998) and for limited partnership interests accounted for under the equity method, in which AXA Financial has an investment of $10.0 million or greater and an equity interest of 10% or greater, follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $       861.1      $       913.7
        Investments in securities, generally at estimated fair value...........          678.4              636.9
        Cash and cash equivalents..............................................           68.4               85.9
        Other assets...........................................................          239.3              279.8
                                                                                ----------------   -----------------
        Total Assets...........................................................  $     1,847.2      $     1,916.3
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       354.2      $       367.1
        Borrowed funds - AXA Financial.........................................           28.9               30.1
        Other liabilities......................................................          313.9              197.2
                                                                                ----------------   -----------------
        Total liabilities......................................................          697.0              594.4
                                                                                ----------------   -----------------

        Partners' capital......................................................        1,150.2            1,321.9
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $     1,847.2      $     1,916.3
                                                                                ================   =================

        Equity in partners' capital included above.............................  $       316.5      $       365.6
        Equity in limited partnership interests not included above and other...          524.1              390.1
                                                                                ----------------   -----------------
        Carrying Value.........................................................  $       840.6      $       755.7
                                                                                ================   =================

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $       180.5       $      246.1       $      310.5
        Revenues of other limited partnership interests....          455.1              128.9              506.3
        Interest expense - third party.....................          (39.8)             (33.3)             (91.8)
        Interest expense - AXA Financial...................           (2.5)              (2.6)              (7.2)
        Other expenses.....................................         (139.0)            (197.0)            (263.6)
                                                            -----------------   ----------------   -----------------
        Net Earnings.......................................  $       454.3       $      142.1       $      454.2
                                                            =================   ================   =================

        Equity in net earnings included above..............  $        10.5       $       44.4       $       76.7
        Equity in net earnings of limited partnership
          interests not included above.....................           76.0               37.9               69.5
        Other..............................................            -                  -                  (.9)
                                                            -----------------   ----------------   -----------------
        Total Equity in Net Earnings.......................  $        86.5       $       82.3       $      145.3
                                                            =================   ================   =================

 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Fixed maturities...................................  $     1,534.8       $    1,534.2       $    1,501.2
        Investment banking trading account securities......        1,562.6            1,832.0            1,528.9
        Securities purchased under resale agreements.......        2,116.9            2,075.7            1,861.5
        Broker-dealer related receivables..................        1,533.8            1,161.2            1,082.6
        Mortgage loans on real estate......................          253.4              235.4              260.8
        Equity real estate.................................          250.2              356.1              390.4
        Other equity investments...........................          220.6              123.2              181.0
        Policy loans.......................................          143.8              144.9              177.0
        Other investment income............................          366.9              348.8              211.3
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        7,983.0            7,811.5            7,194.7
                                                            -----------------   ----------------   -----------------

        Interest expense to finance short-term
          trading instruments..............................        3,249.6            3,045.4            2,859.0
        Other investment expenses..........................          233.4              267.4              344.4
                                                            -----------------   ----------------   -----------------
          Investment expenses..............................        3,483.0            3,312.8            3,203.4
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     4,500.0       $    4,498.7       $    3,991.3
                                                            =================   ================   =================

        Investment gains (losses) including changes in the valuation allowances follow:


                                                                    1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Investment banking principal transactions, net:
          Trading..........................................  $       718.7       $      (58.6)      $      357.5
          Investment.......................................          107.3              126.0              194.5
                                                           -----------------   ----------------   -----------------
            Total Investment Banking
               Principal Transactions, Net.................  $       826.0       $       67.4       $      552.0
                                                            =================   ================   =================

        Investment gains (losses), net:
          Fixed maturities.................................  $      (294.7)      $      (26.0)      $       90.2
          Mortgage loans on real estate....................           (3.3)             (10.9)             (11.2)
          Equity real estate...............................           (2.4)              74.5             (391.3)
          Other equity investments.........................           92.6               31.9               14.3
          Issuance and sales of DLJ common stock...........          234.9               40.3                6.7
          Sale of subsidiaries.............................            -                 (2.6)             252.1
          Issuance and sales of Alliance Units.............            5.5               19.8                -
          Other............................................            -                 (4.4)               -
                                                            -----------------   ----------------   -----------------
            Total Investment Gains (Losses), Net...........  $        32.6       $      122.6       $      (39.2)
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $223.2 million, $101.6 million and $12.8 million for 1999, 1998 and 1997, respectively, and writedowns of equity real estate amounted to $136.4 million for 1997. In fourth quarter 1997, AXA Financial reclassified $1,095.4 million depreciated cost of equity real estate from real estate held for production of income to real estate held for sale. Additions to valuation allowances of $227.6 million were recorded upon these transfers. Additionally, in fourth quarter 1997, $132.3 million of writedowns on real estate held for production of income were recorded.
                                      F-17

        For 1999, 1998 and 1997, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $7,650.0 million, $16,775.7 million and $10,317.6 million. Gross gains of $75.3 million, $150.7 million and $167.6 million and gross losses of $218.7 million, $97.8 million and $109.0 million, respectively, were realized on these sales. The change in unrealized investment (losses) gains related to fixed maturities classified as available for sale for 1999, 1998 and 1997 amounted to $(1,319.4) million, $(330.0) million and $511.3 million, respectively.

        On January 1, 1999, investments in publicly-traded common equity securities in the General Account and the Holding Company portfolios within other equity investments amounting to $149.8 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $87.3 million ($45.7 million net of related DAC and Federal income taxes) were recognized in the consolidated statements of earnings. Net unrealized holding gains of $2.1 million were included in net investment income in the consolidated statements of earnings for 1999. These trading securities had a carrying value of $16.4 million and cost of $14.3 million at December 31, 1999.

        Investment banking principal transactions, net include gains generated by DLJ's involvement in long-term corporate development investments of $107.3 million, $126.0 million and $194.5 million for 1999, 1998 and 1997, respectively.

        For 1999, 1998 and 1997, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $131.5 million, $136.9 million and $137.5 million, respectively.

        During 1999, DLJ completed its offering of a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business. As a result of this offering, AXA Financial recorded a non-cash pre-tax realized gain of $212.3 million.

        In 1997, Equitable Life sold EREIM (other than its interest in Column Financial, Inc.) ("ERE") to Lend Lease Corporation Limited ("Lend Lease"), for $400.0 million and recognized an investment gain of $162.4 million, net of Federal income tax of $87.4 million. Equitable Life entered into long-term advisory agreements whereby ERE continues to provide substantially the same services to Equitable Life's General Account and Separate Accounts, for substantially the same fees, as provided prior to the sale. Through June 10, 1997, the businesses sold reported combined revenues of $91.6 million and combined net earnings of $10.7 million.

        On June 30, 1997, Alliance reduced the recorded value of goodwill and contracts associated with Alliance's 1996 acquisition of Cursitor Holdings L.P. and Cursitor Holdings Limited (collectively, "Cursitor") by $120.9 million since Cursitor's business fundamentals no longer supported the carrying value of its investment. AXA Financial's earnings from continuing operations for 1997 included a charge of $59.5 million, net of a Federal income tax benefit of $10.0 million and minority interest of $51.4 million. The remaining balance of intangible assets is being amortized over its estimated useful life of 20 years.

        Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of accumulated comprehensive income and the changes for the corresponding years follow:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balance, beginning of year.........................  $       378.1       $      523.7       $      179.3
        Changes in unrealized investment (losses) gains....       (1,496.7)            (236.5)             543.9
        Changes in unrealized investment losses
          (gains) attributable to:
            Participating group annuity contracts..........           24.7               (5.7)              53.2
            DAC............................................          208.6               13.2              (89.0)
            Deferred Federal income taxes..................          478.9               83.4             (163.7)
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $      (406.4)      $      378.1       $      523.7
                                                            =================   ================   =================

        Balance, end of year comprises:
          Unrealized investment (losses) gains on:
            Fixed maturities...............................  $      (778.0)      $      541.4       $      871.4
            Other equity investments.......................          (16.3)              96.4               33.1
            Other, principally Closed Block................           47.5              112.1               81.9
                                                            -----------------   ----------------   -----------------
              Total........................................         (746.8)             749.9              986.4
          Amounts of unrealized investment losses (gains)
            attributable to:
              Participating group annuity contracts........            -                (24.7)             (19.0)
              DAC..........................................           80.8             (127.8)            (141.0)
              Deferred Federal income taxes................          259.6             (219.3)            (302.7)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $      (406.4)      $      378.1       $      523.7
                                                            =================   ================   =================

        Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as available for sale and do not reflect any changes in fair value of policyholders' account balances and future policy benefits.

 6)     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Unrealized (losses) gains on investments...........  $      (406.4)      $      378.1       $      523.7
        Minimum pension liability..........................          (16.1)             (28.3)             (17.3)
                                                            -----------------   ----------------   -----------------
        Total Accumulated Other
          Comprehensive (Loss) Income......................  $      (422.5)      $      349.8       $      506.4
                                                            =================   ================   =================

                                      F-19

        The components of other comprehensive income (loss) for the past three years follow:

                                                                   1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net unrealized (losses) gains on investment
          securities:
            Net unrealized (losses) gains arising during
              the period..................................   $    (1,302.7)      $     (178.0)      $      567.0
            Adjustment to reclassify (gains) included
              in net earnings during the period...........          (194.0)             (58.5)             (23.1)
                                                            -----------------   ----------------   -----------------

        Net unrealized (losses) gains on investment
          securities......................................         1,496.7)            (236.5)             543.9
        Adjustments for policyholder liabilities, DAC
          and deferred Federal income taxes...............           712.2               90.9             (199.5)
                                                            -----------------   ----------------   -----------------
        Change in unrealized (losses) gains, net of
          adjustments.....................................          (784.5)            (145.6)             344.4
        Change in minimum pension liability...............            12.2              (11.0)              (4.4)
                                                            -----------------   ----------------
                                                                                                   -----------------
        Total Other Comprehensive (Loss) Income...........   $      (772.3)      $     (156.6)      $      340.0
                                                            =================   ================   =================



 7)     CLOSED BLOCK

        Summarized financial information for the Closed Block follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        BALANCE SHEETS
        Fixed Maturities:
          Available for sale, at estimated fair value
            (amortized cost, $4,144.8 and $4,149.0)..........................  $    4,014.0         $    4,373.2
        Mortgage loans on real estate........................................       1,704.2              1,633.4
        Policy loans.........................................................       1,593.9              1,641.2
        Cash and other invested assets.......................................         194.4                 86.5
        DAC..................................................................         895.5                676.5
        Other assets.........................................................         205.3                221.6
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    8,607.3         $    8,632.4
                                                                              =================    =================

        Future policy benefits and policyholders' account balances...........  $    9,011.7         $    9,013.1
        Other liabilities....................................................          13.3                 63.9
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    9,025.0         $    9,077.0
                                                                              =================    =================

                                      F-20

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Premiums and other revenue.........................  $       619.1       $      661.7       $      687.1
        Investment income (net of investment
          expenses of $15.8, $15.5 and $27.0)..............          574.2              569.7              574.9
        Investment (losses) gains, net.....................          (11.3)                .5              (42.4)
                                                            -----------------   ----------------   -----------------
              Total revenues...............................        1,182.0            1,231.9            1,219.6
                                                            -----------------   ----------------   -----------------

        Policyholders' benefits and dividends..............        1,024.7            1,082.0            1,066.7
        Other operating costs and expenses.................           70.9               62.8               50.4
                                                            -----------------   ----------------   -----------------
              Total benefits and other deductions..........        1,095.6            1,144.8            1,117.1
                                                            -----------------   ----------------   -----------------

        Contribution from the Closed Block.................  $        86.4       $       87.1       $      102.5
                                                            =================   ================   =================

        Impaired mortgage loans along with the related provision for losses follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Impaired mortgage loans with provision for losses......................  $        26.8      $        55.5
        Impaired mortgage loans without provision for losses...................            4.5                7.6
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................           31.3               63.1
        Provision for losses...................................................           (4.1)             (10.1)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        27.2      $        53.0
                                                                                ================   =================

        During 1999, 1998 and 1997, the Closed Block's average recorded investment in impaired mortgage loans was $37.0 million, $85.5 million and $110.2 million, respectively. Interest income recognized on these impaired mortgage loans totaled $3.3 million, $4.7 million and $9.4 million ($.3 million, $1.5 million and $4.1 million recognized on a cash basis) for 1999, 1998 and 1997, respectively.

        Valuation allowances amounted to $4.6 million and $11.1 million on mortgage loans on real estate and $24.7 million and $15.4 million on equity real estate at December 31, 1999 and 1998, respectively. Writedowns of fixed maturities amounted to $3.5 million for 1997. Writedowns of equity real estate amounted to $28.8 million for 1997.

        In fourth quarter 1997, $72.9 million depreciated cost of equity real estate held for production of income was reclassified to equity real estate held for sale. Additions to valuation allowances of $15.4 million were recorded upon these transfers. Also in fourth quarter 1997, $28.8 million of writedowns on real estate held for production of income were recorded.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.
                                      F-21

 8)     DISCONTINUED OPERATIONS

        Summarized financial information for discontinued operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        BALANCE SHEETS
        Mortgage loans on real estate........................................  $      454.6         $      553.9
        Equity real estate...................................................         426.6                611.0
        Other equity investments.............................................          55.8                115.1
        Other invested assets................................................          87.1                 24.9
                                                                              -----------------    -----------------
          Total investments..................................................       1,024.1              1,304.9
        Cash and cash equivalents............................................         164.5                 34.7
        Other assets.........................................................         213.0                219.0
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    1,401.6         $    1,558.6
                                                                              =================    =================

        Policyholders' liabilities...........................................  $      993.3         $    1,021.7
        Allowance for future losses..........................................         242.2                305.1
        Other liabilities....................................................         166.1                231.8
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    1,401.6         $    1,558.6
                                                                              =================    =================

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Investment income (net of investment
          expenses of $49.3, $63.3 and $97.3)..............  $        98.7       $      160.4       $      188.6
        Investment (losses) gains, net.....................          (13.4)              35.7             (173.7)
        Policy fees, premiums and other income.............             .2               (4.3)                .2
                                                            -----------------   ----------------   -----------------
          Total revenues...................................           85.5              191.8               15.1

        Benefits and other deductions......................          104.8              141.5              169.5
        (Losses charged) earnings credited to allowance
          for future losses................................          (19.3)              50.3             (154.4)
                                                            -----------------   ----------------   -----------------
        Pre-tax loss from operations.......................            -                  -                  -
        Pre-tax earnings from releasing (loss from
          strengthening) the allowance for future
          losses...........................................           43.3                4.2             (134.1)
        Federal income tax (expense) benefit...............          (15.2)              (1.5)              46.9
                                                            -----------------   ----------------   -----------------
        Earnings (Loss) from Discontinued Operations.......  $        28.1       $        2.7       $      (87.2)
                                                            =================   ================   =================

        AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of the discontinued operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of AXA Financial's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in 1999 and 1998 and strengthening of allowance in 1997.

        In fourth quarter 1997, $329.9 million depreciated cost of equity real estate was reclassified from equity real estate held for production of income to real estate held for sale. Additions to valuation allowances of $79.8 million were recognized upon these transfers. Also in fourth quarter 1997, $92.5 million of writedowns on real estate held for production of income were recognized.
                                      F-22

        Benefits and other  deductions  includes $26.6 million and $53.3 million
        of  interest   expense  related  to  amounts  borrowed  from  continuing
        operations in 1998 and 1997, respectively.

        Valuation allowances of $1.9 million and $3.0 million on mortgage loans on real estate and $54.8 million and $34.8 million on equity real estate were held at December 31, 1999 and 1998, respectively. Writedowns of equity real estate were $95.7 million in 1997.

        During 1999, 1998 and 1997, discontinued operations' average recorded investment in impaired mortgage loans was $13.8 million, $73.3 million and $89.2 million, respectively. Interest income recognized on these impaired mortgage loans totaled $1.7 million, $4.7 million and $6.6 million ($.0 million, $3.4 million and $5.3 million recognized on a cash basis) for 1999, 1998 and 1997, respectively.

        At December 31, 1999 and 1998, discontinued operations had real estate acquired in satisfaction of debt with carrying values of $24.1 million and $50.0 million, respectively.

 9)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)

        Short-term debt......................................................  $    2,410.8         $      826.1
                                                                              -----------------    -----------------
        Long-term debt:
        Holding Company:
          Senior notes, 6.5%, due 2008.......................................         249.3                249.2
          Senior notes, 9%, due 2004.........................................         300.0                300.0
          Senior exchange notes, 6.75% - 7.30%, due through 2003.............         179.0                214.0
          Senior debentures, 7.0%, due 2028..................................         347.5                347.4
                                                                              -----------------    -----------------
              Total Holding Company..........................................       1,075.8              1,110.6
                                                                              -----------------    -----------------
        Equitable Life:
          Surplus notes, 6.95%, due 2005.....................................         399.5                399.4
          Surplus notes, 7.70%, due 2015.....................................         199.7                199.7
          Other..............................................................            .4                   .3
                                                                              -----------------    -----------------
              Total Equitable Life...........................................         599.6                599.4
                                                                              -----------------    -----------------
        Wholly Owned and Joint Venture Real Estate:
          Mortgage notes, 5.43% - 9.5%, due through 2017.....................         251.3                392.2
                                                                              -----------------    -----------------
        DLJ:
          Senior notes, 5.875% - 6.875%, due through 2008....................       2,040.7              1,391.0
          Medium-term notes, 4.995% - 7.42%, due through 2016................       1,769.3                946.8
          Senior secured notes, Class A-2 and B-1 floating rate, due 2005....         295.7                450.0
          Global floating rate notes, 5.98%, due 2002........................         348.8                348.4
          Subordinated exchange notes, 9.58%, due 2003.......................         205.0                205.0
          Junior subordinated convertible debentures, 6.6875%, due 2001......          19.5                 19.7
          Other..............................................................            .8                   .1
                                                                              -----------------    -----------------
              Total DLJ......................................................       4,679.8              3,361.0
                                                                              -----------------    -----------------

        Alliance:..........................................................             -                   10.8
                                                                              -----------------    -----------------
        Total long-term debt.................................................       6,606.5              5,474.0
                                                                              -----------------    -----------------

        Total Short-term and Long-term Debt..................................  $    9,017.3         $    6,300.1
                                                                              =================    =================

                                      F-23

        Short-term Debt

        Equitable Life has a $700.0 million bank credit facility available to fund short-term working capital needs and to facilitate the securities settlement process. The credit facility consists of two types of borrowing options with varying interest rates and expires in September 2000. The interest rates are based on external indices dependent on the type of borrowing and at December 31, 1999 range from 5.76% to 8.5%. There were no borrowings outstanding under this bank credit facility at December 31, 1999.

        Equitable Life has a commercial paper program with an issue limit of $1.0 billion. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $700.0 million bank credit facility. At December 31, 1999, there were $166.9 million outstanding under this program.

        Alliance has a $425.0 million five-year revolving credit facility with a group of commercial banks. Under the facility, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal Funds Rate. A facility fee is payable on the total facility. During July 1999, Alliance increased the size of its commercial paper program by $200.0 million from $425.0 million for a total available limit of $625.0 million. Borrowings from the revolving credit facility and the original commercial paper program may not exceed $425.0 million in the aggregate. The revolving credit facility provides backup liquidity for commercial paper issued under Alliance's commercial paper program and can be used as a direct source of borrowing. The revolving credit facility contains covenants that require Alliance to, among other things, meet certain financial ratios. At December 31, 1999, Alliance had commercial paper outstanding totaling $384.7 million at an effective interest rate of 5.9%; there were no borrowings outstanding under Alliance's revolving credit facility.

        In December 1999, Alliance established a $100.0 million extendible commercial notes ("ECN") program to supplement its commercial paper program. ECN's are short-term debt instruments that do not require any back-up liquidity support. At December 31, 1999, there were no outstanding borrowings under the ECN program.

        In 1998 and again in 1999, DLJ amended its $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2. 5 billion at December 31, 1999, of which $1.9 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1999.

        DLJ has established a $2.0 billion commercial paper program. Obligations issued thereunder are exempt from the Securities and Exchange Commission (the "SEC") registration requirements. The proceeds from the commercial paper program will be used to satisfy working capital requirements and general corporate purposes. At December 31, 1999, DLJ had $1.16 billion in commercial paper outstanding.

        DLJ's short-term borrowings are from banks and other financial institutions and generally are demand obligations, at interest rates approximating Federal Funds Rates. Such borrowings generally are used to finance securities inventories, to facilitate the securities settlement process and to finance securities purchased by customers on margin.

        DLJ's repurchase agreements and short-term borrowings and the weighted average interest rates related to those borrowings at December 31, 1999 and 1998 are as follows:

                                                                                             Weighted Average
                                                                                            Interest Rates at
                                                           December 31,                        December 31,
                                                ------------------------------------   -----------------------------
                                                      1999               1998              1999           1998
                                                -----------------  -----------------   -------------  --------------
                                                                               (In Millions)
        Securities sold under agreements
          to repurchase........................  $   56,474.4       $    35,775.6           4.38%          4.89%
        Bank loans.............................         172.0               391.0           6.35%          5.79%
        Borrowings from other financial
          institutions.........................       1,186.0               125.0           6.21%          5.72%

        Long-term Debt

        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 1999, AXA Financial is in compliance with all debt covenants.

        At December 31, 1999 and 1998, respectively, AXA Financial has pledged real estate of $323.6 million and $640.2 million as collateral for certain long-term debt.

        At December 31, 1999, aggregate maturities of the long-term debt based on required principal payments at maturity for 2000 and the succeeding four years are $498.6 million, $1,079.2 million, $1,272.8 million, $159.4 million and $429.6 million, respectively, and $3,394.5 million thereafter.

        In 1999, DLJ issued $650.0 million of 5.875% senior notes, $1,285.2 million of medium-term notes and purchased $154.3 million of its senior secured floating rate notes.

        In 1998, the Holding Company completed an offering under its existing shelf registration of $250.0 million 6.5% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028 (together the "1998 Senior Debt"), resulting in net proceeds of $591.1 million to be used for general corporate purposes.

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

10)     FEDERAL INCOME TAXES

        A summary of the Federal income tax expense in the consolidated statements of earnings follows:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Federal income tax expense (benefit):
          Current..........................................  $       549.3       $      440.2       $      488.1
          Deferred.........................................           35.2               87.6             (207.6)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       584.5       $      527.8       $      280.5
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Expected Federal income tax expense................  $       726.6       $      561.4       $      386.0
        Non-taxable minority interest......................          (58.5)             (33.2)             (38.0)
        Non-taxable subsidiary gains.......................          (82.3)             (14.1)               -
        Adjustment of tax audit reserves...................           11.7               16.0              (81.7)
        Other..............................................          (13.0)              (2.3)              14.2
                                                            -----------------   ----------------   -----------------
        Federal Income Tax Expense.........................  $       584.5       $      527.8       $      280.5
                                                            =================   ================   =================

                                      F-25

        The components of the net deferred Federal income taxes are as follows:

                                                       December 31, 1999                  December 31, 1998
                                                ---------------------------------  ---------------------------------
                                                    Assets         Liabilities         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)

        Compensation and related benefits......  $     655.8      $        -        $      569.4      $       -
        Other..................................         16.4               -                32.4              -
        DAC, reserves and reinsurance..........          -               329.6               -              231.4
        Investments............................        134.0               -                 -              324.6
                                                ---------------  ----------------  ---------------   ---------------
        Total..................................  $     806.2      $      329.6      $      601.8      $     556.0
                                                ===============  ================  ===============   ===============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and their tax effects follow:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        DAC, reserves and reinsurance......................  $        83.2       $       (7.7)      $       46.2
        Investments........................................           25.9               52.3             (136.0)
        Compensation and related benefits..................          (93.0)              13.9             (112.3)
        Other..............................................           19.1               29.1               (5.5)
                                                            -----------------   ----------------   -----------------
        Deferred Federal Income Tax
          Expense (Benefit)................................  $        35.2       $       87.6       $     (207.6)
                                                            =================   ================   =================

        The Internal Revenue Service (the "IRS") is in the process of examining AXA Financial's consolidated Federal income tax returns for the years 1992 through 1996. Management believes these audits will have no material adverse effect on AXA Financial's consolidated results of operations.

11)     CAPITAL STOCK

        In September 1999, the Board of Directors declared a two-for-one stock split (the "Stock Split") of the Holding Company's common stock ("Common Stock"). The Stock Split was effected in the form of a 100% stock dividend to shareholders of record on September 27, 1999 and was paid on October 1, 1999. The par value of the Common Stock remains at $0.01 per share. To reflect the par value of Common Stock after the split, an adjustment was made from Capital in excess of par value to Common stock, at par value. In the accompanying consolidated financial statements and footnotes, all Common Stock, per share and option data have been restated for the effect of the Stock Split.

        The Holding Company is authorized to issue 510 million shares of capital stock, of which 500 million shares are designated as Common Stock having a par value of $.01 per share and 10 million shares are designated as preferred stock having a par value of $1.00 per share.

        At December 31, 1999 and 1998, respectively, 433.6 million and 437.6 million shares of Common Stock were outstanding. At December 31, 1999, approximately 51.1 million shares of Common Stock were reserved for the conversion of Series D Convertible Preferred Stock ("Series D Preferred Stock") and the exercise of employee stock options.

        In May 1998, the Holding Company's Board of Directors authorized a stock repurchase program pursuant to which the Holding Company may repurchase up to 16 million shares of its Common Stock from time to time in the open market or through privately negotiated transactions. In September 1998, the Holding Company's Board of Directors increased the number of shares authorized under the stock repurchase program to 30 million. At December 31, 1999, the Holding Company had repurchased 17.1 million shares of Common Stock at a cost of $490.8 million.

        In 1993, the Holding Company established a Stock Employee Compensation Trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefits programs. At that time, the
        Holding  Company  sold  60,000  shares  of  Series  D  Preferred  Stock, convertible into 23.8 million shares of the Holding Company's Common Stock, to the SECT in exchange for cash and a promissory note of $299.9 million, for a total of $300.0 million. This had no effect on AXA Financial's consolidated shareholders' equity as the Series D Preferred Stock is reported as outstanding at fair value on AXA Financial's consolidated balance sheets but is offset by a contra-equity account. An increase in consolidated shareholders' equity results only when shares of Series D Preferred Stock are released from the SECT. The SECT is required to periodically distribute an amount of Series D Preferred Stock (or Common Stock issued on conversion thereof) based on a pre-determined formula. In April 1996, AXA Financial filed a shelf registration statement with the SEC to register approximately 23.8 million shares of AXA Financial's Common Stock issuable upon conversion of shares of the Series D Preferred Stock held by the SECT. In September 1999, the SECT released 4,020 Shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. AXA purchased 146,100 shares directly, the Holding Company purchased 1,356,500 shares in connection with its stock repurchase program while the remaining shares were sold through an agent to the public. The net proceeds of the sale after the repurchase of treasury shares of $7.4 million increased Shareholders' equity. In July 1997, the SECT released 8,040 shares of Series D Preferred Stock which were converted into 3.2 million shares of Common Stock. AXA purchased 1.92 million shares directly while the remaining shares were sold through an agent to the public. The net proceeds of the sale totaled $54.8 million, increasing Shareholders' equity by this amount. The SECT will terminate on the date on which all assets of the SECT have been distributed.

        In accordance with the 1997 Stock Incentive Plan, which is the successor to the 1991 Stock Incentive Plan, the Holding Company can issue options to purchase 32.8 million shares of its Common Stock. However, the terms and conditions of the options granted under the 1991 Plan remain the same. The options, which include Incentive Stock Options and Nonstatutory Stock Options, are issued at the fair market value of the Holding Company's Common Stock on the date of grant. Under the 1991 Stock Incentive Plan, one-fifth of stock options granted vest and become exercisable on each of the first five anniversaries of the date such options were granted. In accordance with the 1997 Stock Incentive Plan, one-third of stock options granted vest and become exercisable on each of the first three anniversaries of the date such options were granted. Options are exercisable up to 10 years from the date of grant. At December 31, 1999, 1998 and 1997, respectively, options to purchase 32,012,502 shares, 5,746,504 shares and 13,450,764 shares were available for future grant under the plans.

        AXA Financial's ownership interests in DLJ and Alliance will continue to be reduced upon the exercise of options granted to certain DLJ and Alliance employees and the vesting of forfeitable restricted stock units ("RSUs") acquired by DLJ employees. Options are exercisable over a period of up to ten years. DLJ RSUs represent forfeitable rights to receive approximately 5.2 million shares of DLJ common stock through February 2000 and were recorded as additional minority interest of $106.2 million, their fair value at the time of issuance. As of December 31, 1999, .2 million RSUs were forfeited.

        AXA Financial has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation expense for AXA Financial's Stock Option Incentive Plans' options been determined based on SFAS No. 123's fair value based method, AXA Financial's pro forma net earnings and earnings per share for 1999, 1998 and 1997 would have been:

                                                                        1999              1998             1997
                                                                   ---------------   ---------------  ---------------
                                                                         (In Millions, Except Per Share Amount)
        Pro forma Net Earnings....................................  $    1,063.3      $     795.1      $     542.1

        Pro forma Earnings Per Share:
            Basic.................................................  $        2.43     $      1.79      $       1.30
            Diluted...............................................  $        2.33     $      1.74      $       1.19

        The fair values of options granted after December 31, 1994, used as a basis for the pro forma disclosures above, were estimated as of the grant dates using the Black-Scholes option pricing model. The option pricing assumptions for 1999, 1998 and 1997 follow:

                                    Holding Company                      DLJ                            Alliance
                             ------------------------------ ------------------------------- ----------------------------------
                               1999      1998       1997      1999       1998      1997       1999       1998         1997
                             --------- ---------- --------- ---------- -------------------- --------- ------------ -----------
        Dividend yield......    0.31%     0.32%     0.48%      0.56%      0.69%     0.86%     8.70%       6.50%       8.00%

        Expected
          volatility........      28%       28%       20%        36%        40%       33%       29%         29%         26%

        Risk-free interest
          rate..............    5.46%     5.48%     5.99%      5.06%      5.53%     5.96%     5.70        4.40%       5.70%

        Expected life
          in years..........     5          5         5          5          5         5         7          7.2         7.2

        Weighted average
          fair value per
          option at
          grant-date........  $10.78    $11.32     $6.13     $17.19     $16.27    $10.81     $3.88       $3.86       $2.18



        A summary of the Holding Company, DLJ and Alliance's option plans follows:

                                        Holding Company                     DLJ                         Alliance
                                  ----------------------------- ----------------------------- -----------------------------
                                                    Weighted                      Weighted                     Weighted
                                                    Average                       Average                       Average
                                                    Exercise                      Exercise                     Exercise
                                                    Price of                      Price of                     Price of
                                      Shares        Options         Shares        Options         Units         Options
                                  (In Millions)   Outstanding   (In Millions)   Outstanding   (In Millions)   Outstanding
                                  --------------- ------------- --------------- ------------- -----------------------------
        Balance as of
          January 1, 1997........      13.4           $10.40         22.2         $14.03           10.0          $ 9.54
          Granted................       6.4           $20.93          6.4         $30.54            2.2          $18.28
          Exercised..............      (3.2)          $10.13          (.2)        $16.01           (1.2)         $ 8.06
          Forfeited..............       (.8)          $11.72          (.2)        $13.79            (.4)         $10.64
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1997......      15.8           $14.53         28.2         $17.78           10.6          $11.41
          Granted................       8.6           $33.13          1.5         $38.59            2.8          $26.28
          Exercised..............      (2.2)          $10.59         (1.4)        $14.91            (.9)         $ 8.91
          Forfeited..............       (.8)          $23.51          (.1)        $17.31            (.2)         $13.14
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1998......      21.4           $22.00         28.2         $19.04           12.3          $14.92
          Granted................       4.3           $31.70          4.8         $45.23            2.0          $30.18
          Exercised..............      (2.4)          $13.26         (2.2)        $34.61           (1.5)         $ 9.51
          Forfeited..............       (.6)          $24.29          (.1)        $15.85            (.3)         $17.79
                                  ---------------               -------------                 ---------------

        Balance as of
          December 31, 1999......      22.7           $24.60         30.7         $23.30           12.5          $17.95
                                  ===============               =============                 ===============

                                      F-28



        Information about options outstanding and exercisable at December 31, 1999 follows:

                                            Options Outstanding                            Options Exercisable
                             ---------------------------------------------------   -------------------------------------
                                                   Weighted
                                                    Average         Weighted                               Weighted
              Range of             Number          Remaining        Average             Number              Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable          Exercise
               Prices          (In Millions)     Life (Years)        Price           (In Millions)           Price
        -------------------  ------------------ ---------------- ---------------   ------------------   ----------------

               Holding
               Company
        -------------------
        $ 9.06   -$13.88             5.6               4.2            $10.50             10.9                $18.98
        $14.25   -$22.63             5.2               7.7            $20.95              -                    -
        $25.32   -$34.59             8.2               8.7            $29.08              -                    -
        $40.97   -$41.28             3.7               8.6            $41.28              -                    -
                             -----------------                                     ------------------
        $ 9.06   -$41.28            22.7               7.3            $24.60             10.9                $18.98
                             =================  ================ ===============   ==================   ================

                 DLJ
        -------------------
        $13.50   -$25.99            20.2               8.4            $14.61             20.6                $16.62
        $26.00   -$38.99             4.9               7.8            $33.99              -                    -
        $39.00   -$52.875            4.8               9.0            $43.28              -                    -
        $53.00   -$76.875             .8               9.7            $57.09              -                    -
                              -----------------                                    ------------------
        $13.50   -$76.875           30.7               8.4            $23.30             20.6                $16.62
                              ================= ================ ===============   ==================   ================

              Alliance
        -------------------
        $ 3.66   -$ 9.81             2.6               3.8           $  8.31              2.2                $ 8.12
        $ 9.88   -$12.56             3.3               5.6            $11.16              2.6                $10.92
        $13.75   -$18.47             1.8               7.9            $18.34               .7                $18.34
        $18.78   -$26.31             2.8               8.9            $26.16               .6                $26.06
        $27.31   -$30.94             2.0               9.9            $30.24              -                    -
                              -----------------                                    ------------------
        $ 3.66   -$30.94            12.5               7.0            $17.95              6.1                $12.12
                              ================= ================ ===============   ==================   ================

                                      F-29

12)     COMPUTATION OF EARNINGS PER SHARE

                                                                  1999                  1998               1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net earnings.......................................  $     1,126.1       $      833.1       $      561.0
        Less - dividends on preferred stocks...............            -                  -                (15.6)
                                                            -----------------   ----------------   -----------------
        Net earnings applicable to common shares -
          Basic............................................        1,126.1              833.1              545.4
        Add - dividends on convertible preferred stock
          and interest on convertible subordinated
          debt, when dilutive..............................            -                  -                 24.5
        Less - effect of assumed exercise of options
          of publicly held subsidiaries....................          (40.3)             (21.7)             (20.2)
                                                            -----------------   ----------------   -----------------
        Net Earnings Applicable to Common Shares -
          Diluted..........................................  $     1,085.8       $      811.4       $      549.7
                                                            =================   ================   =================

        Weighted average common shares outstanding -
          Basic............................................          437.1              443.3              403.3
        Add - assumed exercise of stock options............            5.2                5.5                3.5
        Add - assumed conversion of convertible
          preferred stock..................................            -                  -                 20.8
        Add - assumed conversion of convertible
          subordinated debt................................            -                  -                 17.2
                                                            -----------------   ----------------   -----------------
        Weighted Average Shares Outstanding -
          Diluted..........................................          442.3              448.8              444.8
                                                            =================   ================   =================

        Shares of the Series D Preferred Stock (or Common Stock issuable on conversion thereof) are not considered outstanding in the computation of weighted average common shares outstanding until the shares are allocated to fund the obligation for which the SECT was established.

13)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability. The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Direct premiums....................................  $       420.6       $      438.8       $      448.6
        Reinsurance assumed................................          206.7              203.6              198.3
        Reinsurance ceded..................................          (69.1)             (54.3)             (45.4)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       558.2       $      588.1       $      601.5
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $        69.7       $       75.7       $       61.0
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $        99.6       $       85.9       $       70.6
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        38.5       $       39.5       $       36.4
                                                            =================   ================   =================

        Since 1997, AXA Financial reinsures on a yearly renewal term basis 90% of the mortality risk on new issues of certain term, universal and variable life products. AXA Financial's retention limit on joint survivorship policies is $15.0 million. All in force business above $5.0 million is reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

        The Insurance Group cedes 100% of its group life and health business to a third party insurer. Premiums ceded totaled $.1 million, $1.3 million and $1.6 million for 1999, 1998 and 1997, respectively. Ceded death and disability benefits totaled $44.7 million, $15.6 million and $4.3 million for 1999, 1998 and 1997, respectively. Insurance liabilities ceded totaled $510.5 million and $560.3 million at December 31, 1999 and 1998, respectively.

14)     EMPLOYEE BENEFIT PLANS

        AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents other than employees of DLJ. The pension plans are non-contributory. Equitable Life's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. AXA Financial's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA").

        Components of net periodic pension (credit) cost for the qualified and non-qualified plans were as follows:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost.......................................  $        36.7       $       33.2       $       32.5
        Interest cost on projected benefit obligations.....          131.6              129.2              128.2
        Expected return on assets..........................         (189.8)            (175.6)            (307.6)
        Net amortization and deferrals.....................            7.5                6.1              166.6
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension (Credit) Cost.................  $       (14.0)      $       (7.1)      $       19.7
                                                            =================   ================   =================

        The plans' projected benefit obligations under the qualified and non-qualified plans was comprised of:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Benefit obligations, beginning of year.................................  $    1,933.4       $    1,801.3
        Service cost...........................................................          36.7               33.2
        Interest cost..........................................................         131.6              129.2
        Actuarial (gains) losses...............................................         (53.3)             108.4
        Benefits paid..........................................................        (123.1)            (138.7)
                                                                                ----------------   -----------------
        Benefit Obligations, End of Year.......................................  $    1,925.3       $    1,933.4
                                                                                ================   =================

                                      F-31

        The funded status of the qualified and non-qualified pension plans was as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Plan assets at fair value, beginning of year...........................  $    2,083.1       $    1,867.4
        Actual return on plan assets...........................................         369.0              338.9
        Contributions..........................................................            .1                -
        Benefits paid and fees.................................................        (108.5)            (123.2)
                                                                                ----------------   -----------------
        Plan assets at fair value, end of year.................................       2,343.7            2,083.1
        Projected benefit obligations..........................................       1,925.3            1,933.4
                                                                                ----------------   -----------------
        Excess of plan assets over projected benefit obligations...............         418.4              149.7
        Unrecognized prior service cost........................................          (5.2)              (7.5)
        Unrecognized net (gain) loss from past experience different
          from that assumed....................................................        (197.3)              38.7
        Unrecognized net asset at transition...................................           (.1)               1.5
                                                                                ----------------   -----------------
        Prepaid  Pension Cost, Net.............................................  $      215.8       $      182.4
                                                                                ================   =================

        The prepaid pension cost for pension plans with assets in excess of projected benefit obligations was $412.2 million and $363.9 million and the accrued liability for pension plans with accumulated benefit obligations in excess of plan assets was $196.4 million and $181.5 million at December 31, 1999 and 1998 respectively.

        The pension plan assets include corporate and government debt securities, equity securities, equity real estate and shares of group trusts managed by Alliance. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 8.0% and 6.38%, respectively, at December 31, 1999 and 7.0% and 3.83%, respectively, at December 31, 1998. As of January 1, 1999 and 1998, the expected long-term rate of return on assets for the retirement plan was 10.0% and 10.25%, respectively.

        AXA Financial recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $16.1 million, $28.3 million and $17.3 million, net of Federal income taxes, at December 31, 1999, 1998 and 1997, respectively, primarily representing the excess of the accumulated benefit obligation of the non-qualified pension plan over the accrued liability. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $325.7 million and $36.3 million, respectively, at December 31, 1999 and $309.7 million and $34.5 million, respectively, at December 31, 1998.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $30.2 million, $31.8 million and $33.2 million for 1999, 1998 and 1997, respectively.

        AXA Financial provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from AXA Financial (i) on or after attaining age 55 who have at least 10 years of service or (ii) on or after attaining age 65 or (iii) whose jobs have been abolished and who have attained age 50 with 20 years of service. The life insurance benefits are related to age and salary at retirement. The costs of postretirement benefits are recognized in accordance with the provisions of SFAS No. 106. AXA Financial continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 1999, 1998 and 1997, AXA Financial made estimated postretirement benefits payments of $29.5 million, $28.4 million and $18.7 million, respectively.
                                      F-32

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in AXA Financial's consolidated financial statements:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Service cost.......................................  $         4.7       $        4.6       $        4.5
        Interest cost on accumulated postretirement
          benefits obligation..............................           34.4               33.6               34.7
        Unrecognized prior service costs...................           (7.0)               -                  -
        Net amortization and deferrals.....................            8.4                 .5                1.9
                                                            -----------------   ----------------   -----------------
        Net Periodic Postretirement Benefits Costs.........  $        40.5       $       38.7       $       41.1
                                                            =================   ================   =================

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Accumulated postretirement benefits obligation,
          beginning of year..................................................... $      490.4       $      490.8
        Service cost...........................................................           4.7                4.6
        Interest cost..........................................................          34.4               33.6
        Contributions and benefits paid........................................         (29.5)             (28.4)
        Actuarial gains........................................................         (29.0)             (10.2)
                                                                                ----------------   -----------------
        Accumulated postretirement benefits obligation, end of year............         471.0              490.4
        Unrecognized prior service cost........................................          26.9               31.8
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions....................         (86.0)            (121.2)
                                                                                ----------------   -----------------
        Accrued Postretirement Benefits Cost...................................  $      411.9       $      401.0
                                                                                ================   =================

        Since January 1, 1994, costs to AXA Financial for providing these medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 7.5% in 1999, gradually declining to 4.75% in the year 2010, and in 1998 was 8.0%, gradually declining to 2.5% in the year 2009. The discount rate used in determining the accumulated postretirement benefits obligation was 8.0% and 7.0% at December 31, 1999 and 1998, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 1999 would be increased 3.55%. The effect of this change on the sum of the service cost and interest cost would be an increase of 3.91%. If the health care cost trend rate assumptions were decreased by 1% the accumulated postretirement benefits obligation as of December 31, 1999 would be decreased by 4.38%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 4.96%.

15)     BROKER-DEALER NET CAPITAL

        As a registered broker-dealer, a registered futures commission merchant and a member firm of the New York Stock Exchange ("NYSE"), DLJ's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the SEC's Uniform Net Capital Rule pursuant to rule 15C3-1 of the Securities Exchange Act of 1934, as amended. Under the alternative method permitted by this rule, the required net capital, as defined, may not be less than 2% of aggregate debit balances arising from customer transactions, or 4% of segregated funds, whichever is greater. If a member firm's net capital is less than 4% of aggregate debit balances, the NYSE may require a member firm to reduce its business. If a member firm's net capital is less than 5% of aggregate debit balances, the NYSE may prohibit a member firm from expanding its business and declaring cash dividends. At December 31, 1999, DLJSC's net capital of approximately $1,700.0 million was 17.6% of aggregate debit balances and in excess of the minimum requirement by approximately $1,500.0 million.

        DLJ's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of DLJ are subject to the net capital requirements of their respective regulatory agencies. At December 31, 1999, DLJ and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

        In accordance with regulations of the SEC and the Commodities Futures Trading Commission, securities with a market value of $122.0 million and $883.0 million at December 31, 1999 and 1998, respectively, have been segregated in special reserve bank accounts for the benefit of DLJ's customers. These amounts are included in other assets in the consolidated balance sheets.

16)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        DLJ

        DLJ enters into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. DLJ enters into derivative transactions primarily for trading purposes, or to provide products for its clients. These transactions involve options, forwards, futures and swaps. DLJ also enters into interest rate swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations.

        The majority of DLJ's options are written options. DLJ writes option contracts specifically designed to meet customers' needs. Most of the options do not expose DLJ to credit risk since DLJ, not its counterparty, is obligated to perform. At the beginning of the contract period, DLJ receives a cash premium. During the contract period, DLJ bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, DLJ purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options.

        DLJ also purchases options for trading purposes. With purchased options, DLJ gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rates and foreign currencies. All options are reported at fair value.

        DLJ enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, DLJ enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance sheet items. Market risk is the price movement on the notional value of the contracts.

        For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required in cash at inception; cash equal to the change in market value is required daily.

        Since forward contracts are subject to the financial reliability of the counterparty, DLJ is exposed to credit risk. To monitor this credit risk, DLJ limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day.

        DLJ's swap  agreements  consist  primarily  of interest  rate and equity swaps. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in exchange for paying another rate, which is usually based on index or interest rate movements. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity. Swaps are reported at fair value.

        The notional or contract amounts indicate the extent of DLJ's involvement in the derivative instruments noted above. They do not measure DLJ's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The majority of DLJ's derivatives are short-term in duration. The notional (contract) amounts for derivatives outstanding at December 31, 1999 and 1998 as well as the expected expiration of the 1999 amounts based on contractual expiration follows:

                                                                   1999
                                     --------------------------------------------------------------------

                                       Less                                    Greater
                                       Than         1 to 3       3 to 5         Than
                                      1 Year        Years         Years        5 Years          Total        1998
                                     ----------   ---------     ----------    ----------     ------------ -----------
                                                                      (In Billions)
       Options written.............  $  8.7       $    4.8      $   0.5       $   1.1        $   15.1     $   5.8
       Options purchased...........     3.4            2.8          0.3           0.9             7.4         3.1
       Forward contracts
         purchased.................    35.6            -            -              -             35.6        41.3
       Forward contracts
         sold......................    40.9            -            0.2            -             41.1        39.8
       Futures contracts
         purchased.................     2.2            0.7          -              -              2.9         1.2
       Futures contracts
         sold......................     3.8            0.5          -              -              4.3         1.6
       Swaps.......................     9.0            4.5          3.5           7.5            24.5         8.4
                                     ----------   ---------     ----------    ----------     ------------ -----------

         Total.....................  $103.6       $   13.3      $   4.5       $   9.5        $  130.9     $ 101.2
                                     ==========   =========     ==========    ==========     ============ ===========

         Percent of total              79.1%         10.2%          3.4%          7.3%          100.0%        -
                                     ==========   =========     ==========    ==========     ============ ===========


        The fair values of derivatives outstanding at December 31, 1999 and 1998 and the average fair value of derivatives for 1999 and 1998 follows:

                                                     At or For The Year Ended December 31,
                                    -------------------------------------------------------------------------
                                                  1999                                   1998
                                    ----------------------------------    -----------------------------------
                                        Assets           Liabilities          Assets            Liabilities
                                    -------------       --------------     ------------        --------------
                                                                   (In Millions)
       FAIR VALUES
       Options....................   $    519.9         $   1,002.6        $    114.5           $    397.1
       Forward contracts..........        327.1               247.3             262.9                269.3
       Futures contracts..........          3.5                 9.8               4.0                  1.0
       Swaps......................        256.9               240.2              62.1                 84.7


       AVERAGE FAIR
          VALUES
       Options....................   $    169.5         $     444.8        $     86.6           $    309.9
       Forward contracts..........        329.0               312.6             135.6                139.2
       Futures contracts..........         10.3                 7.4               3.7                 19.4
       Swaps......................        253.3                94.3              28.1                 26.7

                                      F-35

        DLJ also enters into interest rate swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At December 31, 1999 and 1998, the notional amount of these interest rate swaps was $3.3 billion and $0.8 billion, respectively.

        Insurance Group

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income. The notional amount of matched interest rate swaps outstanding at December 31, 1999 and 1998, respectively, was $797.3 million and $880.9 million. The average unexpired terms at December 31, 1999 ranged from two months to 5.0 years. At December 31, 1999, the cost of terminating swaps in a loss position was $1.8 million. Equitable Life maintains an interest rate cap program designed to hedge crediting rates on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 1999 of contracts purchased and sold were $7,575.0 million and $875.0 million, respectively. The net premium paid by Equitable Life on these contracts was $51.6 million and is being amortized ratably over the contract periods ranging from 1 to 4 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

        Financial Instruments with Off-Balance-Sheet Risk

        In the normal course of business, DLJ's customer, trading and correspondent clearance activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, DLJ purchases and sells (including "short sales") securities, writes options, and purchases and sells forward contracts for mortgage-backed securities and foreign currencies and financial futures contracts. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, DLJ may be exposed to off-balance-sheet risk. In these situations, DLJ may be required to purchase or sell financial instruments at prevailing market prices which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines. Additionally, with respect to DLJ's correspondent clearance activities, introducing correspondent brokers are required to guarantee the performance of their customers in meeting contractual obligations.

        As part of DLJ's financing and securities settlement activities, DLJ uses securities as collateral in support of various secured financing sources. If the counterparty does not meet its contracted obligation to return securities used as collateral, DLJ may be exposed to the risk of reacquiring the securities at prevailing market prices to satisfy its obligations. DLJ controls this risk by monitoring the market value of securities pledged each day and by requiring collateral levels to be adjusted in the event of excess market exposure. As of December 31, 1999, pledged securities with a market value of approximately $2.3 billion were used as collateral for securities borrowed with a market value of approximately $6.6 billion. In accordance with industry practice, these securities borrowed and pledged are not reflected in the consolidated financial statements.

        DLJ's enters into forward contracts which securities are delivered or received in the future at a specified price or yield. If counterparties are unable to perform under the terms of the contracts or if the value of securities and interest rates changes, DLJ is exposed to risk. Such risks are controlled by monitoring the market value of the securities contracted for each day and by reviewing the creditworthiness of the counterparties. The settlement of these transactions is not expected to have a material adverse effect on AXA Financial's consolidated financial statements.
                                      F-36

        Concentrations of Credit Risk

        As a securities broker and dealer, DLJ is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of DLJ's transactions is executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. governmental agencies, mutual funds and other financial institutions. These transactions are generally collateralized. Credit risk is the amount of accounting loss DLJ would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. Volatile securities markets, credit markets and regulatory changes can directly affect this credit risk. To establish exposure limits for a variety of transactions, all counterparties are reviewed regularly. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, DLJ analyzes market movements that could affect exposure levels. To set trading limits, DLJ considers the following four factors: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. DLJ actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis; requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, DLJ may also close out transactions or assign them to other counterparties.

        DLJ's customer securities activities are transacted on either in cash or on a margin basis, in which DLJ extends credit to the customer. DLJ seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Each day, DLJ monitors required margin levels and, requires the customers to deposit additional collateral, or reduce positions, when necessary.

        Fair Value of Financial Instruments

        AXA Financial defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time AXA Financial's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 1999 and 1998.

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

        The estimated fair values for AXA Financial's association plan contracts, supplementary contracts not involving life contingencies ("SCNILC") and annuities certain, which are included in policyholders' account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

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

        Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to AXA Financial. AXA Financial's carrying value of short-term borrowings approximates their estimated fair value.

        The carrying value and estimated fair value for financial instruments not previously disclosed in Notes 3, 7 and 8 are presented below:

                                                                           December 31,
                                                --------------------------------------------------------------------
                                                              1999                               1998
                                                ---------------------------------  ---------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                    Value          Fair Value          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
        Consolidated AXA Financial:
        Mortgage loans on real estate..........  $    3,270.0     $     3,239.3     $     2,809.9     $    2,961.8
        Other limited partnership interests....         647.9             647.9             562.6            562.6
        Policy loans...........................       2,257.3           2,359.5           2,086.7          2,370.7
        Policyholders' account balances -
          investment contracts.................      12,740.4          12,800.5          12,892.0         13,396.0
        Long-term debt.........................       6,606.5           6,475.7           5,474.0          5,608.8

        Closed Block:
        Mortgage loans on real estate..........  $    1,704.2     $     1,650.3     $     1,633.4     $    1,703.5
        Other equity investments...............          36.3              36.3              56.4             56.4
        Policy loans...........................       1,593.9           1,712.0           1,641.2          1,929.7
        SCNILC liability.......................          22.8              22.5              25.0             25.0

        Discontinued Operations:
        Mortgage loans on real estate..........  $      454.6     $       467.0     $       553.9     $      599.9
        Fixed maturities.......................          85.5              85.5              24.9             24.9
        Other equity investments...............          55.8              55.8             115.1            115.1
        Guaranteed interest contracts..........          33.2              27.5              37.0             34.0
        Long-term debt.........................         101.9             101.9             147.1            139.8


17)     COMMITMENTS AND CONTINGENT LIABILITIES

        From time to time, AXA Financial has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 1999, these arrangements include commitments by AXA Financial, under certain conditions: to make capital contributions of up to $59.4 million to affiliated real estate joint ventures; and to provide equity financing to certain limited partnerships of $373.8 million under existing loan or loan commitment agreements. DLJ has outstanding commitments that expire on March 16, 2000 to loan $150.0 million to third parties to be secured by mortgage loans on real estate properties. At December 31, 1999, unfunded commitments outstanding under this facility amounted to $62.5 million. In addition, DLJ enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At December 31, 1999, unfunded senior bank loan commitments outstanding were $475.3 million.

        DLJ has commitments to invest on a side-by-side basis with merchant banking partnerships in the amount of $699.7 million at December 31, 1999. Management believes AXA Financial will not incur any material losses as a result of these commitments.

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

        In the normal course of business, DLJ enters into letters of credit for the purpose of facilitating certain financing transactions and for securing various margin requirements. At December 31, 1999, $367.5 million of such letters of credit were outstanding. Additionally, the Insurance Group had $24.9 million of letters of credit outstanding at December 31, 1999.

18)     LITIGATION

        Insurance Group

        Life Insurance and Annuity Sales Cases

        A number of lawsuits are pending as individual claims and purported class actions against Equitable Life, its subsidiary insurance company and a former insurance subsidiary. These actions involve, among other things, sales of life and annuity products for varying periods from 1980 to the present, and allege, among other things, sales practice misrepresentation primarily involving: the number of premium payments required; the propriety of a product as an investment vehicle; the propriety of a product as a replacement of an existing policy; and failure to disclose a product as life insurance. Some actions are in state courts and others are in U.S. District Courts in different jurisdictions, and are in varying stages of discovery and motions for class certification.

        In general, the plaintiffs request an unspecified amount of damages, punitive damages, enjoinment from the described practices, prohibition against cancellation of policies for non-payment of premium or other remedies, as well as attorneys' fees and expenses. Similar actions have been filed against other life and health insurers and have resulted in the award of substantial judgments, including material amounts of punitive damages, or in substantial settlements. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of these cases should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's results of operations in any particular period.

        Discrimination Case

        Equitable Life is a defendant in an action, certified as a class action in September 1997, in the United States District Court for the Northern District of Alabama, Southern Division, involving alleged discrimination on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. Although the outcome of litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

        Agent Health Benefits Case

        Equitable Life is a defendant in an action, certified as a class action in March 1999, in the United States District Court for the Northern District of California, alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. The class consists of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of unilateral contract, breach of fiduciary duty and promissory estoppel. The parties are currently engaged in discovery. Although the outcome of any litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

        Prime Property Fund Case

        In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Superior Court of Appeal. Such decision reversed the dismissal by the Supreme Court of Orange County, California of an action which was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges breach of fiduciary duty and other claims principally in connection with PPF's 1995 purchase and subsequent foreclosure of the loan which financed the partnership's property. Plaintiff seeks compensatory and punitive damages. The case has been remanded to the Superior Court for further proceedings. Although the outcome of litigation cannot be predicted with certainty, AXA Financial's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not this matter will have a material adverse effect on AXA Financial's results of operations in any particular period.

        Alliance Capital

        In July 1995, a class action complaint was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The original complaint was dismissed in 1996; on appeal, the dismissal was affirmed. In October 1996, plaintiffs filed a motion for leave to file an amended complaint, alleging the Fund failed to hedge against currency risk despite representations that it would do so, the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and two Fund advertisements misrepresented the risks of investing in the Fund. In October 1998, the U.S. Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint containing the other allegations. In December 1999, the United States District Court for the Southern District of New York granted the defendants' motion for summary judgment on all claims against all defendants. Later in December 1999, the plaintiffs filed motions for reconsideration of the Court's ruling. These motions are currently pending with the Court.

        In connection with the Reorganization, Alliance assumed any liabilities which Alliance Holding may have with respect to this action. Alliance and Alliance Holding believe that the allegations in the amended complaint are without merit and intend to vigorously defend against these claims. While the ultimate outcome of this matter cannot be determined at this time, management of Alliance Holding and Alliance do not expect that it will have a material adverse effect on Alliance Holding's or Alliance's results of operations or financial condition.

        DLJSC

        DLJSC is a defendant along with certain other parties in a class action complaint involving the underwriting of units, consisting of notes and warrants to purchase common shares, of Rickel Home Centers, Inc. ("Rickel"), which filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code. The complaint seeks unspecified compensatory and punitive damages from DLJSC, as an underwriter and as an owner of 7.3% of the common stock, for alleged violation of Federal securities laws and common law fraud for alleged misstatements and omissions contained in the prospectus and registration statement used in the offering of the units. In April 1999, the complaint against DLJSC and the other defendants was dismissed. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all the allegations contained in the complaint.

        DLJSC is a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC"). The debentures were canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The litigation seeks compensatory and punitive damages for DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 proceedings. In March 1999, the Court granted motions for summary judgment filed by DLJSC and the other defendants. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all the allegations contained in the complaint.

        In November 1998, three purported class actions were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the Federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorneys' fees and costs. In March 1999, the plaintiffs filed a consolidated amended complaint. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price-fixing with respect to underwriting spreads in initial public offerings. The Justice Department has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred.

        Although there can be no assurance, DLJ's management does not believe that the ultimate resolution of the litigations described above to which DLJSC is a party will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not such litigations will have a material adverse effect on DLJ's results of operations in any particular period.

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

19)     LEASES

        AXA Financial has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 2000 and the four successive years are $244.8 million, $227.1 million, $206.2 million, $189.1 million, $180.2 million and $2,032.3 million thereafter. Minimum future sublease rental income on these noncancelable leases for 2000 and the four successive years is $5.2 million, $4.1 million, $2.8 million, $2.8 million, $2.8 million and $23.8 million thereafter.

        At December 31, 1999, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2000 and the four successive years is $120.7 million, $113.5 million, $96.0 million, $79.7 million, $74.1 million and $354.6 million thereafter.

20)     OTHER OPERATING COSTS AND EXPENSES

        Other operating costs and expenses consisted of the following:

                                                                  1999               1998                1997
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Compensation and benefits..........................  $     3,495.8       $    2,502.0       $    2,195.9
        Commissions........................................        1,186.1              979.7              843.9
        Short-term debt interest expense...................        1,352.5            1,315.1            1,080.7
        Long-term debt interest expense....................          415.3              327.4              287.1
        Amortization of policy acquisition costs...........          314.5              293.5              288.1
        Capitalization of policy acquisition costs.........         (709.9)            (609.1)            (508.0)
        Writedown of policy acquisition costs..............          131.7                -                  -
        Rent expense, net of sublease income...............          264.5              215.6              189.8
        Brokerage, clearing, exchange fees and other.......          313.8              258.6              231.4
        Cursitor intangible assets writedown...............            -                  -                120.9
        Other..............................................        2,413.6            1,853.1            1,587.7
                                                            -----------------   ----------------   -----------------
        Total..............................................  $     9,177.9       $    7,135.9       $    6,317.5
                                                            =================   ================   =================

        During 1997, AXA Financial restructured certain operations in connection with cost reduction programs and recorded a pre-tax provision of $42.4 million. The amount paid during 1999, associated with cost reduction programs, totaled $15.6 million. At December 31, 1999, the remaining liabilities associated with cost reduction programs was $8.8 million. The 1997 cost reduction program included costs related to employee termination and exit costs.
                                      F-42

21)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. For 1999, 1998 and 1997, statutory net income (loss) totaled $547.0 million, $384.4 million and ($351.7) million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $5,570.6 million and $4,728.0 million at December 31, 1999 and 1998, respectively. In September 1999, $150.0 million in dividends were paid to the Holding Company by Equitable Life, the first such payment since Equitable Life's demutualization in 1992.

        At December 31, 1999, the Insurance Group, in accordance with various government and state regulations, had $26.8 million of securities deposited with such government or state agencies.

        The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholders' equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies;
        (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) external and certain internal costs incurred to obtain or develop internal use computer software during the application development stage is capitalized under GAAP but expensed under SAP; (e) Federal income taxes are generally accrued under SAP based upon revenues and expenses in the Federal income tax return while under GAAP deferred taxes provide for timing differences between recognition of revenues and expenses for financial reporting and income tax purposes; (f) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; and (g) differences in the accrual methodologies for post-employment and retirement benefit plans.

22)     BUSINESS SEGMENT INFORMATION

        AXA Financial's operations consist of Financial Advisory/Insurance, Investment Banking and Brokerage and Investment Management. AXA Financial's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment. Management evaluates the performance of each segment based upon operating results adjusted to exclude the effect of unusual or non-recurring events and transactions and certain revenue and expense categories not related to the base operations of the particular business net of minority interest. Information for all periods is presented on a comparable basis.

        Intersegment investment advisory and other fees of approximately $75.6 million, $61.8 million and $84.1 million for 1999, 1998 and 1997, respectively, are included in total revenues of the Investment Management segment. These fees, excluding amounts related to discontinued operations of $.5 million, $.5 million and $4.2 million for 1999, 1998 and 1997, respectively, are eliminated in consolidation.

        The following tables reconcile each segment's revenues and operating earnings to total revenues and earnings from continuing operations before Federal income taxes as reported on the consolidated statements of earnings and the segments' assets to total assets on the consolidated balance sheets, respectively.

                                  Financial         Investment
                                  Advisory/         Banking and         Investment
                                  Insurance          Brokerage          Management       Elimination           Total
                                ---------------   ----------------   -----------------  ---------------   -----------------
                                                                      (In Millions)
        1999
        Segment revenues.......  $     4,337.5     $    7,153.7       $    1,870.2       $       (32.4)    $   13,329.0
        Non-DLJ investment
          (losses) gains and
          other................         (198.9)           235.0                5.5                 -               41.6
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Total Revenues.........  $     4,138.6     $    7,388.7       $    1,875.7       $       (32.4)    $   13,370.6
                                ===============   ================   =================  ===============   =================

        Pre-tax operating
          earnings.............  $       852.9     $      583.5       $      241.3       $         -       $    1,677.7
        Investment (losses)
          gains net of related
          DAC and other
          charges..............         (207.8)           235.0                4.5                 -               31.7
        Non-recurring DAC
          adjustments..........         (131.7)             -                  -                   -             (131.7)
        Pre-tax minority
          interest.............            -              281.4              216.8                 -              498.2
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Earnings
          from Continuing
          Operations...........  $       513.4     $    1,099.9       $      462.6       $         -       $    2,075.9
                                ===============   ================   =================  ===============   =================

        Total Assets...........  $    87,213.9     $  108,510.5       $   11,902.4       $       (72.5)    $   207,554.3
                                ===============   ================   =================  ===============   =================




                                  Financial         Investment
                                  Advisory/         Banking and         Investment
                                  Insurance          Brokerage          Management       Elimination           Total
                                ---------------   ----------------   -----------------  ---------------   -----------------
                                                                      (In Millions)
        1998
        Segment revenues.......  $     4,063.6     $    5,418.7       $    1,328.7       $       (15.2)    $   10,795.8
        Non-DLJ investment
          gains and other......           65.0             40.5               17.2                 -              122.7
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Total Revenues.........  $     4,128.6     $    5,459.2       $    1,345.9       $       (15.2)    $   10,918.5
                                ===============   ================   =================  ===============   =================

        Pre-tax operating
          earnings.............  $       654.0     $      372.9       $      169.1       $         -       $    1,196.0
        Investment gains
          (losses), net of
          related DAC and
          other charges........           41.1             40.1                9.5                 -               90.7
        Pre-tax minority
          interest.............            -              175.8              141.5                 -              317.3
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Earnings from
          Continuing
          Operations...........  $       695.1     $      588.8       $      320.1       $         -       $    1,604.0
                                ===============   ================   =================  ===============   =================

        Total Assets...........  $    76,109.4     $   71,970.9       $   11,602.5       $      (181.7)    $  159,501.1
                                ===============   ================   =================  ===============   =================

        1997
        Segment revenues.......  $     4,020.9     $    4,649.5       $    1,073.5       $       (20.0)    $    9,723.9
        Non-DLJ investment
          (losses) gains
          and other............         (317.2)             7.2              252.2                 -              (57.8)
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Total Revenues.........  $     3,703.7     $    4,656.7       $    1,325.7       $       (20.0)    $    9,666.1
                                ===============   ================   =================  ===============   =================

        Pre-tax operating
          earnings.............  $       469.6     $      421.1       $      126.3       $         -       $    1,017.0
        Investment (losses)
          gains, net of
          related DAC and
          other charges.........        (291.9)             6.6              249.9                 -              (35.4)
        Non-recurring costs
          and expenses.........          (41.7)             -               (121.6)                -             (163.3)
        Pre-tax minority
          interest.............            -              176.2              108.5                 -              284.7
                                ---------------   ----------------   -----------------  ---------------   -----------------
        Earnings from
          Continuing
          Operations...........  $       136.0     $      603.9       $      363.1       $         -       $    1,103.0
                                ===============   ================   =================  ===============   =================

        Total Assets...........  $    68,225.7     $   70,131.7       $   13,124.2       $      (308.4)    $  151,173.2
                                ===============   ================   =================  ===============   =================


23)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 1999 and 1998 are summarized below:

                                                                      Three Months Ended
                                            ------------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
                                            ---------------   ---------------   ----------------   -----------------
                                                            (In Millions, Except Per Share Amounts)
        1999
        Total Revenues...................... $     2,952.7     $    3,512.1      $    3,188.5       $    3,717.3
                                            ===============   ===============   ================   =================

        Earnings from Continuing
          Operations........................ $       226.4     $      382.3      $      235.0       $      254.3
                                            ===============   ===============   ================   =================

        Net Earnings........................ $       221.1     $      381.0      $      231.6       $      292.4
                                            ===============   ===============   ================   =================

        Per Common Share:
          Basic:
            Earnings from Continuing
              Operations...................  $         .52    $         .87     $         .54       $         .59
                                            ===============   ===============   ================   =================
            Net Earnings...................  $         .50    $         .87     $         .53       $         .55
                                            ===============   ===============   ================   =================

          Diluted:
            Earnings from Continuing
              Operations...................  $         .49    $         .83     $         .52       $         .67
                                            ===============   ===============   ================   =================
            Net Earnings..............       $         .48    $         .83     $         .51       $         .64
                                            ===============   ===============   ================   =================


        1998
        Total Revenues...................... $     2,943.8     $    2,952.5      $    2,373.6       $    2,648.6
                                            ===============   ===============   ================   =================

        Earnings from Continuing
          Operations........................ $       266.1     $      247.5      $      139.1       $      177.7
                                            ===============   ===============   ================   =================

        Net Earnings                         $       266.6     $      248.8      $      139.8       $      177.9
                                            ===============   ===============   ================   =================

        Per Common Share:
          Basic:
            Earnings from Continuing
              Operations...................  $         .60    $         .56     $         .32       $        .40
                                            ===============   ===============   ================   =================
            Net Earnings...................  $         .60    $         .56     $         .32       $        .40
                                            ===============   ===============   ================   =================

          Diluted:
            Earnings from Continuing
              Operations...................  $         .57    $         .53     $         .31       $        .39
                                            ===============   ===============   ================   =================
            Net Earnings..............       $         .58    $         .53     $         .31       $        .39
                                            ===============   ===============   ================   =================

                      Report of Independent Accountants on

                  Consolidated Financial Statement Schedules

February 1, 2000


To the Board of Directors of
AXA Financial, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

                                                          AXA FINANCIAL, INC.
                                                              SCHEDULE I
                                  SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                           DECEMBER 31, 1999



                                                                               Estimated           Carrying
Type of Investment                                           Cost (A)          Fair Value           Value
------------------                                       ----------------   -----------------  -----------------

                                                                             (In Millions)
Fixed maturities:
U.S. government, agencies and authorities..............   $    1,218.0       $     1,213.3      $     1,213.3
State, municipalities and political subdivisions.......          110.0               106.5              106.5
Foreign governments....................................          361.8               363.2              363.2
Public utilities.......................................        1,267.9             1,247.5            1,247.5
All other corporate bonds..............................       16,611.2            15,900.8           15,894.9
Redeemable preferred stocks............................          311.6               277.1              277.1
                                                         ----------------   -----------------  -----------------
Total fixed maturities.................................       19,880.5            19,108.4           19,102.5
                                                         ----------------   -----------------  -----------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............        1,399.5             1,458.3            1,458.3
Investment banking trading account securities..........       27,983.9            27,982.4           27,982.4
Securities purchased under resale agreement............       29,538.1            29,538.1           29,538.1
Mortgage loans on real estate..........................        3,270.0             3,239.3            3,270.0
Real estate............................................          523.6               xxx                523.6
Real estate acquired in satisfaction of debt...........          443.9               xxx                443.9
Real estate joint ventures.............................          192.7               xxx                192.7
Policy loans...........................................        2,257.3             2,359.5            2,257.3
Other limited partnership interests....................          647.9               647.9              647.9
Other invested assets..................................          914.7               914.7              914.7
                                                         ----------------   -----------------  -----------------

Total Investments......................................   $   87,052.1       $    85,248.6      $    86,331.4
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

                                      F-48


                                                          AXA FINANCIAL, INC.
                                                              SCHEDULE II
                                                    BALANCE SHEETS (PARENT COMPANY)
                                                      DECEMBER 31, 1999 AND 1998

                                                                             1999                  1998
                                                                        -----------------     ----------------
                                                                                   (In Millions)
ASSETS
Investment in consolidated subsidiaries.............................     $      7,123.8        $      6,425.7
Fixed maturities available for sale, at estimated fair value
    (amortized costs, $245.5 and $446.0)............................              241.4                 447.6
Other invested assets...............................................               66.5                  98.2
                                                                        -----------------     ----------------
      Total investments.............................................            7,431.7               6,971.5
Cash and cash equivalents...........................................              138.7                  36.2
Other assets........................................................               14.4                  15.5
                                                                        -----------------     ----------------

Total Assets........................................................     $      7,584.8        $      7,023.2
                                                                        =================     ================

LIABILITIES
Short-term and long-term debt.......................................     $      1,110.8        $      1,140.6
Accrued liabilities.................................................              635.1                 189.5
                                                                        -----------------     ----------------
      Total liabilities.............................................            1,745.9               1,330.1
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY
Series D convertible preferred stock................................              648.7                 598.4
Stock employee compensation trust...................................             (648.7)               (598.4)
Common stock, at par value..........................................                4.5                   2.2
Capital in excess of par value......................................            3,739.1               3,662.1
Treasury stock......................................................             (490.8)               (247.1)
Retained earnings...................................................            3,008.6               1,926.1
Accumulated comprehensive income....................................             (422.5)                349.8
                                                                        -----------------     ----------------
      Total shareholders' equity....................................            5,838.9               5,693.1
                                                                        -----------------     ----------------

Total Liabilities and Shareholders' Equity..........................     $      7,584.8        $      7,023.2
                                                                        =================     ================



The financial information of AXA Financial, Inc. (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock see Note 11 of Notes to Consolidated Financial Statements.

Effective December 31, 1999, the Holding Company assumed primary liability from Equitable Life for all current and future obligations of its Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits. The amount of liability associated with employee benefits assumed was $676.5 million. In addition, Equitable Life transferred the deferred tax assets totaling $236.8 million related to the assumed employee benefit plans to the Holding Company.




                                                          AXA FINANCIAL, INC.
                                                              SCHEDULE II
                                                STATEMENTS OF EARNINGS (PARENT COMPANY)
                                             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999                 1998               1997
                                                          -----------------   -----------------   ---------------
                                                                 (In Millions, Except Per Share Amounts)
REVENUES
Equity in earnings from continuing operations..........    $     1,005.2       $        842.0      $      681.3
Net investment income..................................             32.4                 43.0              32.4
Investment gains, net..................................            126.3                 22.8               5.1
                                                          -----------------   -----------------   ---------------
      Total revenues...................................          1,163.9                907.8             718.8
                                                          -----------------   -----------------   ---------------

EXPENSES
Interest expense.......................................             86.5                 77.2              61.9
General and administrative expenses....................             20.5                 19.2              24.6
                                                          -----------------   -----------------   ---------------
      Total expenses...................................            107.0                 96.4              86.5
                                                          -----------------   -----------------   ---------------

Earnings from continuing operations before
  Federal income taxes ................................          1,056.9                811.4             632.3
Federal income tax benefit.............................             41.1                 19.0              15.9
                                                          -----------------   -----------------   ---------------

Earnings from continuing operations....................          1,098.0                830.4             648.2
Discontinued operations, net of Federal income taxes...             28.1                  2.7             (87.2)
                                                          -----------------   -----------------   ---------------
Net earnings...........................................          1,126.1                833.1             561.0
Dividends on preferred stocks..........................              -                      -              15.6
                                                          -----------------   -----------------   ---------------

Net Earnings Applicable to Common Shares...............    $     1,126.1       $        833.1      $      545.4
                                                          =================   =================   ===============

Per Common Share:
  Basic:
    Earnings from continuing operations................    $         2.51      $          1.87     $        1.57
    Discontinued operations, net of Federal
      income taxes.....................................               .07                  .01              (.22)
                                                          -----------------   -----------------   ---------------
    Net Earnings.......................................    $         2.58      $          1.88     $        1.35
                                                          =================   =================   ===============
  Diluted:
    Earnings from continuing operations................    $         2.39      $          1.80     $        1.43
    Discontinued operations, net of Federal
      income taxes.....................................               .06                  .01              (.19)
                                                          -----------------   -----------------   ---------------
    Net Earnings.......................................    $         2.45      $          1.81     $        1.24
                                                          =================   =================   ===============

  Cash Dividend Per Common Share.......................    $          .10      $           .10     $         .10
                                                          =================   =================   ===============

                                                          AXA FINANCIAL, INC.
                                                              SCHEDULE II
                                               STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                                             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999                1998                 1997
                                                          -----------------   -----------------   ---------------
                                                                              (In Millions)

Net earnings...........................................    $     1,126.1       $      833.1        $      561.0
Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
  Equity in net earnings of subsidiaries...............         (1,033.3)            (844.7)             (594.1)
  Dividends from subsidiaries..........................            162.2               11.9                11.7
  Investment gains, net................................           (126.3)             (22.8)               (5.1)
  Change in Federal income tax liability...............             (3.4)             (16.8)             (150.0)
  Other................................................             15.7                3.7                12.6
                                                          -----------------   -----------------   ---------------

Net cash provided (used) by operating activities.......            141.0              (35.6)             (163.9)
                                                          -----------------   -----------------   ---------------

Cash flows from investing activities:
  Maturities and repayments............................             63.5              160.7                99.1
  Sales................................................            502.6              711.7               527.9
  Purchases............................................           (379.2)          (1,128.5)             (524.2)
  Net change in short-term investments.................             (1.3)               -                   4.1
  Other................................................             14.2              (12.8)               36.6
                                                          -----------------   -----------------   ---------------

Net cash provided (used) by investing activities.......            199.8             (268.9)              143.5
                                                          -----------------   -----------------   ---------------

Cash flows from financing activities:
  Additions to long-term debt..........................              -                596.7                  -
  Repayment of short-term debt.........................            (30.0)             (25.0)              (20.0)
  Dividends paid to shareholders.......................            (43.8)             (44.6)              (46.8)
  Proceeds from issuance of common stock...............             79.2               30.2                87.2
  Purchase of treasury stock...........................           (243.7)            (247.1)                 -
  Other................................................              -                 10.0                (4.5)
                                                          -----------------   -----------------   ---------------
Net cash (used) provided by financing activities.......           (238.3)             320.2                15.9
                                                          -----------------   -----------------   ---------------

Change in cash and cash equivalents....................            102.5               15.7                (4.5)
Cash and cash equivalents, beginning of year...........             36.2               20.5                25.0
                                                          -----------------   -----------------   ---------------

Cash and Cash Equivalents, End of Year.................    $       138.7      $        36.2        $       20.5
                                                          =================   =================   ===============

Supplemental cash flow information
  Interest Paid........................................    $        85.2      $        65.9        $       64.9
                                                          =================   =================   ===============
  Income Taxes Paid....................................    $        70.2      $       254.3        $      330.0
                                                          =================   =================   ===============

                                                          AXA FINANCIAL, INC.
                                                             SCHEDULE III
                                                  SUPPLEMENTARY INSURANCE INFORMATION
                                               AT AND FOR THE YEAR ENDED DECEMBER 31, 1999

                                               Future Policy     Policy                                 Amortization
                       Deferred                  Benefits        Charges       (1)      Policyholders'  of Deferred      (2)
                        Policy   Policyholders'  and Other         and         Net       Benefits and     Policy        Other
                      Acquisition   Account    Policyholders'    Premium    Investment    Interest      Acquisition    Operating
        Segment          Costs      Balance        Funds         Revenue      Income      Credited          Cost        Expense
--------------------  ----------- -----------  --------------  ----------  -----------  -------------   ------------  -----------
                                                                      (In Millions)
Financial Advisory/
  Insurance .......   $ 4,033.0   $21,351.4     $ 4,777.6       $ 1,815.7   $ 2,205.9     $ 2,116.8       $  446.2     $ 1,062.2
Investment
  Banking and
  Brokerage .......       -          -                 -             -        2,236.7           -             -          6,288.8
Investment
  Management ......       -          -                 -             -           13.4           -             -          1,413.1
Consolidation/
  Elimination .....       -          -                 -             -           44.0           -             -            (32.4)
                      ----------- -----------  --------------  ----------  -----------  -------------   ------------  -----------
Total .............   $ 4,033.0   $21,351.4     $ 4,777.6       $ 1,815.7   $ 4,500.0     $ 2,116.8       $  446.2     $ 8,731.7
                      =========== ===========  ==============  ==========  ===========  =============   ============  ===========


(1) Net investment income is based upon specific identification of portfolios within segments.

(2)  Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1998


                                               Future Policy     Policy                                 Amortization
                       Deferred                  Benefits        Charges       (1)      Policyholders'  of Deferred      (2)
                        Policy   Policyholders'  and Other         and         Net       Benefits and     Policy        Other
                      Acquisition   Account    Policyholders'    Premium    Investment    Interest      Acquisition    Operating
        Segment          Costs      Balance        Funds         Revenue      Income      Credited          Cost        Expense
--------------------  ----------- -----------  --------------  ----------  -----------  -------------   ------------  -----------
                                                                      (In Millions)
Financial Advisory/
  Insurance.........  $ 3,563.8   $20,857.7     $ 4,726.4       $ 1,644.3   $ 2,196.2     $ 2,178.2       $  293.3     $   962.0
Investment Banking
  and Brokerage.....       -           -              -              -        2,240.3            .3             .2       4,869.9
Investment
  Management........       -           -              -              -           14.9            .1             -        1,025.7
Consolidation/
  Elimination.......       -           -              -              -           47.3            -              -          (15.2)
                      ----------- -----------  --------------  ----------  -----------  -------------   ------------  -----------
Total...............  $ 3,563.8   $20,857.7     $ 4,726.4       $ 1,644.3   $ 4,498.7     $ 2,178.6       $  293.5     $ 6,842.4
                      =========== ============ ==============  ==========  ===========  =============   ============  ===========


(1) Net investment income is based upon specific identification of portfolios within segments.

(2)  Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                         Policy                                         Amortization
                                         Charges          (1)        Policyholders'    of Deferred          (2)
                                          and             Net         Benefits and        Policy           Other
                                         Premium        Investment     Interest         Acquisition      Operating
                  Segment                Revenue          Income       Credited           Cost            Expense
------------------------------------- --------------- ------------ --------------- ------------------ --------------
                                                                      (In Millions)
Financial Advisory/Insurance.........  $    1,552.0    $  2,232.4    $  2,245.4      $      287.9       $   1,034.4
Investment Banking and Brokerage.....           -         1,685.1            .2                .2           4,052.4
Investment Management................            .1          16.9          -                -                 962.6
Consolidation/Elimination............           -            56.9          -                -                 (20.0)
                                      --------------- ------------ --------------- ------------------ ---------------
Total................................  $    1,552.1    $  3,991.3    $  2,245.6      $      288.1       $   6,029.4
                                      =============== ============ =============== ================== ===============


(1) Net investment income is based upon specific identification of portfolios within segments.

(2)  Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         Assumed                            Percentage
                                                     Ceded to              from                             of Amount
                                   Gross               Other              Other              Net             Assumed
                                   Amount            Companies          Companies           Amount            to Net
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                    (In Millions)
1999
Life insurance in force(B)...  $    256,231.0      $   40,892.0       $   44,725.0       $   260,064.0         17.20%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        247.9      $       42.6       $      131.9       $       337.2         39.12%
Accident and health..........           172.8              26.6               74.8               221.0         33.85%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        420.7      $       69.2       $      206.7       $       558.2         37.03%
                              =================   ================   =================  ===============

1998
Life insurance in force(B)...  $    246,910.0      $   34,471.0       $   47,957.0       $   260,396.0         18.42%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        254.6      $       30.2       $      122.7       $       347.1         35.35%
Accident and health..........           185.5              25.4               80.9               241.0         33.57%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        440.1      $       55.6       $      203.6       $       588.1         34.62%
                              =================   ================   =================  ===============

1997
Life insurance in force(B)...  $    238,336.0      $   17,004.1       $   44,708.3       $   266,040.2         16.81%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        248.9      $       18.3       $      124.1       $       354.7         34.99%
Accident and health..........           201.3              28.7               74.2               246.8         30.06%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        450.2      $       47.0       $      198.3       $       601.5         32.97%
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

                                      None.























                                       9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning executive officers of the Holding Company set forth in Item 1A of this report, the information called for by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1999 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Holding Company's directors and executive officers, and persons who own more than 10% of a registered class of the Holding Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms they file. Based on a review of such forms and written representations as to the need to file Form 5, the Holding Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with for the year ended December 31, 1999.















                                      10-1

Part III, Item 11.

                             EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1999 fiscal year.


















                                      11-1

Part III, Item 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                 AND MANAGEMENT

The information called for by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1999 fiscal year.










                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, to be filed with the Securities and Exchange Commission by the Holding Company pursuant to Regulation 14A within 120 days after the end of its 1999 fiscal year.







                                      13-1

Part IV, Item 14.

                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

                               REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

1.    Financial Statements

      The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page FS-1.

2.    Consolidated Financial Statement Schedules

      The consolidated financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page FS-1.

3.    Exhibits:

      The exhibits are listed in the Index to Exhibits which begins on page E-1.

(B)   Reports on Form 8-K

      None.






                                      14-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2000          AXA FINANCIAL, INC.


                                 By:/s/ Edward D. Miller
                                 ------------------------------
                                 Name:    Edward D. Miller
                                 President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri de Castries            Chairman of the Board, Director                 March 27, 2000
-------------------------------
Henri de Castries

/s/ Edward D. Miller             President and Chief Executive Officer,          March 27, 2000
-------------------------------  Director
Edward D. Miller

/s/ Michael Hegarty              Senior Vice Chairman of the Board and           March 27, 2000
-------------------------------  Chief Operating Officer, Director
Michael Hegarty

/s/ Stanley B. Tulin             Vice Chairman of the Board and                  March 27, 2000
-------------------------------  Chief Financial Officer
Stanley B. Tulin

/s/ Alvin H. Fenichel            Senior Vice President and Controller            March 27, 2000
-------------------------------
Alvin H. Fenichel

/s/ Claude Bebear                Director                                        March 27, 2000
-------------------------------
Claude Bebear

/s/ John S. Chalsty              Director                                        March 27, 2000
-------------------------------
John S. Chalsty

/s/ Francoise Colloc'h           Director                                        March 27, 2000
-------------------------------
Francoise Colloc'h

/s/ Joseph L. Dionne             Director                                        March 27, 2000
-------------------------------
Joseph L. Dionne

                                 Director                                        March    , 2000
-------------------------------
Jean-Rene Fourtou

                                 Director                                        March    , 2000
-------------------------------
Jacques Friedmann

/s/ Donald J. Greene              Director                                        March 27, 2000
--------------------------------
Donald J. Greene

                                      S-1

/s/ Anthony J. Hamilton          Director                                        March 27, 2000
-------------------------------
Anthony J. Hamilton

/s/ John T. Hartley              Director                                        March 27, 2000
-------------------------------
John T. Hartley

/s/ John H. F. Haskell, Jr.      Director                                        March 27, 2000
-------------------------------
John H. F. Haskell, Jr.

/s/ Nina Henderson               Director                                        March 27, 2000
-------------------------------
Nina Henderson

/s/ W. Edwin Jarmain             Director                                        March 27, 2000
-------------------------------
W. Edwin Jarmain

/s/ Didier Pineau-Valencienne    Director                                        March 27, 2000
-------------------------------
Didier Pineau-Valencienne

/s/ George J. Sella, Jr.         Director                                        March 27, 2000
-------------------------------
George J. Sella, Jr.

/s/ Peter J. Tobin               Director                                        March 27, 2000
-------------------------------
Peter J. Tobin

/s/ Dave H. Williams             Director                                        March 27, 2000
-------------------------------
Dave H. Williams

                                       S-2

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

    3.3        By-laws of the Holding Company, as             Filed herewith
               amended effective March 23, 2000



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

    4.6        Fourth Supplemental Indenture,                 Filed as Exhibit 4.18(a) to the registrant's
               April 1, 1998, from The Holding Company        current report on Form 8-K dated
               to The Chase Manhattan  Bank                   April 7, 1998 and incorporated herein
               (formerly known as Chemical Bank),             by reference
               as Trustee, together with forms of
               global Senior Note and global
               Senior Indenture

                                       E-1

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

   9(b)        First  Amendment  dated January 22, 1997       Filed as Exhibit 9(b) to the  registrant's
               to the Voting  Trust  Agreement  dated         annual report on Form 10-K for the
               as of May 12, 1992                             year ended December 31, 1997 and
                                                              incorporated herein by reference

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

   10.2        Cooperation Agreement, dated as of July        Filed as Exhibit 10(d) to the registrant's
               18, 1991, as amended among Equitable           Form S-1 Registration Statement
               Life, the Holding Company and AXA              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.3        Letter Agreement, dated May 12, 1992,          Filed as Exhibit 10(e) to the registrant's
               among Equitable Life, the Holding              Form S-1 Registration Statement
               Company and AXA                                (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.4+       The 1991 Stock Incentive Plan                  Filed as Exhibit 10(f) to the registrant's
                                                              Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
   10.5+       The 1997 Stock Incentive Plan                  Filed as Exhibit 10.6(b) to the registrant's
                                                              annual report on Form 10-K for the
                                                              year ended December 31, 1996 and
                                                              incorporated herein by reference

 10.5(a)+      Description of an Amendment to The             Filed as Exhibit 10.30 to the registrant's
               1997 Stock Incentive Plan                      Form 10-Q for the quarter ended
                                                              September 30, 1998 and incorporated
                                                              herein by reference

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

  10.14+       The Stock Purchase Plan for                    Filed as Exhibit 10.14 to the registrant's
               Employees and Agents, as amended               annual report on Form 10-K for the year
               through August, 1996                           ended December 31, 1997 and incorporated
                                                              herein by reference

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

   10.18       Amended and Restated Reinsurance               Filed as Exhibit 10(o) to the registrant's
               Agreement, dated as of March 29, 1990,         Form S-1 Registration Statement
               between Equitable Life and First               (No. 33-48115), dated May 26, 1992 and
               Equicor Life Insurance Company                 incorporated herein by reference

   10.19       The  Amended  and  Restated  Transfer          Filed as Exhibit 19 to the
               registrant's Agreement dated as of             Statement on Schedule 13D dated July 29,
               February 23, 1993,                             1993 and  incorporated  herein by reference
               as amended and restated on May 28, 1993,
               among Alliance, Equitable Capital
               and Equitable Investment Corporation

 10.20(a)      The Equitable Companies, Inc.                  Filed as Exhibit 10.01 to the registrant's
               Stock Trust Agreement, effective as of         Form S-4 Registration Statement
               December 2, 1993                               (No. 33-73102), dated December 17, 1993
                                                              and incorporated herein by reference

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

 10.24(d)      Amended and Restated Company Lease             Filed as Exhibit 10.24(d) to the registrant's
               Agreement (Project Property), made and         report on Form 10-K for the
               entered  into as of May 1, 1996,  by           and year ended  December 31, 1996 and
               between the IDA,  Equitable                    incorporated herein by reference
               Life and EVLICO

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

   10.26       Agreement dated July 8, 1997 from the          Filed as Exhibit 10.2 to the registrant's Form
               Holding Company and Equitable Life             10-Q for the quarter ended June 30, 1997
               to Mr. Edward D. Miller                        and incorporated herein by reference

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

  10.29+       AXA Stock Option Plan                          Filed as Exhibit 10.29 to the registrant's
                                                              annual report on Form 10-K for the year
                                                              ended December 31, 1998 and incorporated
                                                              herein by reference

   10.30       Agreement dated June 30, 1999 between          Filed herewith
               Equitable Life and Mr. Jerome S. Golden

    21         Subsidiaries of the registrant                 Filed herewith

    27         Financial Data Schedule                        Filed herewith

+ Denotes executive compensation plans and arrangements.

                                      E-5