Form 10-Q
period 2000-09-30
AXA FINANCIAL INC
filed 2000-11-14
CIK 888002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000             Commission File No. 1-11166
--------------------------------------------------------------------------------


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
                        Yes   X    No
                             ----      ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
               Class                               at November 10, 2000
-------------------------------------    ---------------------------------------

    Common Stock, $.01 par value                      434,949,735

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                                                   Page#
                                                                                                   -----

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                o  Consolidated Balance Sheets as of September 30, 2000 and
                   December 31, 1999..............................................................    3
                o  Condensed Consolidated Statements of Earnings for the Three Months and Nine
                   Months Ended September 30, 2000 and 1999.......................................    4
                o  Consolidated Statements of Shareholders' Equity for the Nine Months
                   Ended September 30, 2000 and 1999..............................................    5
                o  Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2000 and 1999....................................................    6
                o  Notes to Consolidated Financial Statements.....................................    7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................    20

Item 3:         Quantitative and Qualitative Disclosures About Market Risk.......................    36

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings................................................................    37

Item 6:         Exhibits and Reports on Form 8-K.................................................    40

SIGNATURES.......................................................................................    41


PART I  FINANCIAL INFORMATION

        ITEM 1:  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,       December 31,
                                                                                    2000                1999
                                                                                ------------        ------------
                                                                                         (IN MILLIONS)
ASSETS
Investments:

  Fixed maturities:
    Available for sale, at estimated fair value.............................    $  16,913.3          $  18,849.1
    Held to maturity, at amortized cost.....................................          254.8                253.4
  Mortgage loans on real estate.............................................        3,078.2              3,270.0
  Equity real estate........................................................          997.4              1,160.2
  Policy loans..............................................................        2,473.9              2,257.3
  Other equity investments..................................................          860.8                673.5
  Other invested assets.....................................................        2,640.6                914.7
                                                                                -----------          -----------
      Total investments.....................................................       27,219.0             27,378.2
Cash and cash equivalents...................................................          496.3                796.0
Broker-dealer related receivables...........................................          439.2                521.3
Deferred policy acquisition costs...........................................        4,325.3              4,033.0
Other assets................................................................        6,050.8              3,350.9
Closed Block assets.........................................................        8,720.7              8,607.3
Separate Accounts assets....................................................       55,778.6             54,453.9
Net assets of discontinued Investment Banking and Brokerage segment.........        2,832.5              2,453.2
                                                                                -----------          -----------

TOTAL ASSETS................................................................    $ 105,862.4          $ 101,593.8
                                                                                ===========          ===========
LIABILITIES

Policyholders' account balances.............................................    $  20,068.1          $  21,351.4
Future policy benefits and other policyholders liabilities..................        4,924.1              4,777.6
Broker-dealer related payables..............................................          530.0                319.3
Short-term and long-term debt...............................................        4,484.5              2,518.7
Other liabilities...........................................................        4,692.8              3,430.4
Closed Block liabilities....................................................        9,085.3              9,025.0
Separate Accounts liabilities...............................................       55,690.2             54,332.5
                                                                                -----------          -----------
      Total liabilities.....................................................       99,475.0             95,754.9
                                                                                -----------          -----------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY

Series D convertible preferred stock........................................          219.6                239.7
Stock employee compensation trust...........................................         (219.6)              (239.7)
Common stock, at par value..................................................            4.5                  4.5
Capital in excess of par value..............................................        3,873.7              3,739.1
Treasury stock..............................................................         (629.1)              (490.8)
Retained earnings...........................................................        3,459.4              3,008.6
Accumulated other comprehensive loss........................................         (321.1)              (422.5)
                                                                                -----------          -----------
      Total shareholders' equity............................................        6,387.4              5,838.9
                                                                                -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................    $ 105,862.4          $ 101,593.8
                                                                                ===========          ===========



                 See Notes to Consolidated Financial Statements.

                                      AXA FINANCIAL, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        (UNAUDITED)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ---------------------------------  ---------------------------------
                                                          2000          1999           2000            1999
                                                       ---------     ----------      ---------      ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $   359.0     $    314.3      $ 1,048.0      $   918.8
Premiums.............................................      197.0          140.0          467.6          405.6
Net investment income................................      565.1          548.5        1,761.9        1,699.5
Investment losses, net...............................      (75.0)         (33.7)        (262.0)         (83.8)
Commissions, fees and other income...................      668.8          490.9        1,911.5        1,398.7
Contribution from the Closed Block...................       28.0           23.7           73.8           65.6
                                                       ---------     ----------      ---------      ---------
      Total revenues.................................    1,742.9        1,483.7        5,000.8        4,404.4
                                                       ---------     ----------      ---------      ---------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances...........................................      267.6          267.2          780.3          807.0
Policyholders' benefits..............................      284.6          262.0          830.0          756.7
Other operating costs and expenses...................      813.7          671.6        2,352.3        2,123.1
                                                       ---------     ----------      ---------      ---------
      Total benefits and other deductions............    1,365.9        1,200.8        3,962.6        3,686.8
                                                       ---------     ----------      ---------      ---------

Earnings from continuing operations before
  Federal income taxes and minority interest.........      377.0          282.9        1,038.2          717.6
Federal income taxes.................................      112.6           92.3          307.0          238.9
Minority interest in net income of
  consolidated subsidiaries..........................       71.3           43.9          210.7          127.9
                                                       ---------     ----------      ---------      ---------
Earnings from continuing operations..................      193.1          146.7          520.5          350.8
Earnings (loss) from discontinued operations,
  net of Federal income taxes:
     Investment Banking and Brokerage segment........      107.5           88.3          376.2          492.9
     Other...........................................        -             (3.4)          (6.4)         (10.0)
Tax provision related to planned
     disposal of Investment Banking and
     Brokerage segment...............................     (407.0)           -           (407.0)           -
                                                       ---------     ----------      ---------      ---------
Net (Loss) Earnings..................................  $  (106.4)    $    231.6      $   483.3      $   833.7
                                                       =========     ==========      =========      =========

Per Common Share-Basic:
    Earnings from continuing operations..............  $     .44     $      .34      $    1.20      $     .80
    Discontinued operations, net of Federal
      income taxes...................................       (.69)           .19           (.08)          1.10
                                                       ---------     ----------      ---------      ---------
    Net (Loss) Earnings..............................  $    (.25)    $      .53      $    1.12      $    1.90
                                                       =========     ==========      =========      =========

Per Common Share-Diluted:
    Earnings from continuing operations..............  $     .43     $      .33      $    1.17      $     .79
    Discontinued operations, net of Federal
      income taxes...................................       (.69)           .18           (.17)          1.03
                                                       ---------     ----------      ---------      ---------
    Net (Loss) Earnings..............................  $    (.26)    $      .51      $    1.00      $    1.82
                                                       =========     ==========      =========      =========

Cash Dividends Per Common Share                        $    .025     $     .025      $    .075      $    .075
                                                       =========     ==========      =========      =========




                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000               1999
                                                                              -----------        -----------
                                                                                       (IN MILLIONS)
SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year.....................  $     239.7        $     259.8
Exchange of Series D convertible preferred stock............................        (20.1)             (20.1)
                                                                              -----------        -----------
Series D convertible preferred stock, end of period.........................        219.6              239.7
                                                                              -----------        -----------

Stock employee compensation trust, beginning of year........................       (239.7)            (259.8)
Exchange of Series D convertible preferred stock in the employee
  compensation trust........................................................         20.1               20.1
                                                                              -----------        -----------
Stock employee compensation trust, end of period............................       (219.6)            (239.7)
                                                                              -----------        -----------

Common stock, at par value, beginning of year...............................          4.5                2.2
Additional common stock issued, at par value................................          -                  2.3
                                                                              -----------        -----------
Common stock, at par value, end of period...................................          4.5                4.5
                                                                              -----------        -----------

Capital in excess of par value, beginning of year...........................      3,739.1            3,662.1
Additional capital in excess of par value...................................        134.6               67.5
                                                                              -----------        -----------
Capital in excess of par value, end of period...............................      3,873.7            3,729.6
                                                                              -----------        -----------

Treasury stock, beginning of year...........................................       (490.8)            (247.1)
Purchase of shares for treasury.............................................       (138.3)            (167.8)
                                                                              -----------        -----------
Treasury stock, end of period...............................................       (629.1)            (414.9)
                                                                              -----------        -----------

Retained earnings, beginning of year........................................      3,008.6            1,926.1
Net earnings................................................................        483.3              833.7
Dividends on common stock...................................................        (32.5)             (32.8)
                                                                              -----------        -----------
Retained earnings, end of period............................................      3,459.4            2,727.0
                                                                              -----------        -----------

Accumulated other comprehensive (loss) income, beginning of year............       (422.5)             349.8
Other comprehensive income (loss)...........................................        101.4             (672.0)
                                                                              -----------        -----------
Accumulated other comprehensive loss, end of period.........................       (321.1)            (322.2)
                                                                              -----------        -----------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................  $   6,387.4        $   5,724.0
                                                                              ===========        ===========












                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000                  1999
                                                                              ------------        ------------
                                                                                       (IN MILLIONS)

Net earnings................................................................  $      483.3        $      833.7
  Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
    Interest credited to policyholders' account balances....................         780.3               807.0
    Universal life and investment-type product policy fee income............      (1,048.0)             (918.8)
    Net change in broker-dealer related
      receivables/payables..................................................         170.7                12.7
    Investment losses (gains), net..........................................         176.1              (152.6)
    Change in deferred policy acquisition costs.............................        (322.6)             (108.9)
    Change in future policy benefits........................................        (860.3)               32.5
    Change in accounts payable and accrued expenses.........................        (105.7)              188.6
    Change in Federal income tax payable....................................         370.8               170.7
    Other, net..............................................................        (919.4)             (487.2)
                                                                              ------------        ------------

Net cash (used) provided by operating activities............................      (1,274.8)              377.7
                                                                              ------------        ------------

Cash flows from investing activities:
  Maturities and repayments.................................................       1,681.5             1,487.9
  Sales.....................................................................       6,171.2             6,897.1
  Purchases.................................................................      (5,637.3)           (9,860.3)
  Increase in short-term investments........................................      (1,756.4)              (59.2)
  Other, net................................................................        (130.1)             (245.6)
                                                                              ------------        ------------

Net cash provided (used) by investing activities............................         328.9            (1,780.1)
                                                                              ------------        ------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................       1,963.0             1,997.4
    Withdrawals and transfers to Separate Accounts..........................      (3,080.6)           (1,460.6)
  Increase in short-term financings.........................................       1,527.1               454.7
  Additions to long-term debt...............................................         476.3                  .3
  Repayments of long-term debt..............................................           -                 (11.9)
  Purchase of treasury stock................................................        (138.3)             (167.8)
  Other, net................................................................        (101.3)              (49.4)
                                                                              ------------        ------------

Net cash provided by financing activities...................................         646.2               762.7
                                                                              ------------        ------------

Change in cash and cash equivalents.........................................        (299.7)             (639.7)
Cash and cash equivalents, beginning of year................................         796.0             1,286.2
                                                                              ------------        ------------

Cash and Cash Equivalents, End of Period....................................  $      496.3        $      646.5
                                                                              ============        ============

Supplemental cash flow information:
  Interest Paid.............................................................  $      125.1        $      106.5
                                                                              ============        ============
  Income Taxes Paid (Refunded)..............................................  $      313.5        $      (18.8)
                                                                              ============        ============


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1)   BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Holding Company and its consolidated subsidiaries (together, "AXA Financial") for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2000" and "third quarter 1999" refer to the three months ended September 30, 2000 and 1999, respectively. The terms "first nine months of 2000" and "first nine months of 1999" refer to the nine months ended September 30, 2000 and 1999, respectively.

      Results of the Investment Banking and Brokerage segment are now reported as discontinued operations because AXA Financial sold DLJ on November 3, 2000 (see Note 6). Unless otherwise indicated, amounts in these notes exclude the effects of discontinued operations. Certain other reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

2)    CAPITAL STOCK

      In August 2000, the SECT released 4,020 shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. The Holding Company purchased all of these shares in connection with its treasury stock repurchase program and as a result there was no impact on total shareholders' equity. At September 30, 2000 and December 31, 1999, the Holding Company's Common Stock into which the Series D Preferred Stock can be converted had a market value of $890.4 million and $648.7 million, respectively.

3)    ACCOUNTING POLICIES AND PRONOUNCEMENTS

      Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service fees are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as a percentage of the related investment results over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period.

      In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which is effective fourth quarter 2000. SAB No. 101 deals with revenue recognition issues; implementation of SAB No. 101 is not expected to have a material impact on AXA Financial's consolidated balance sheet or statement of earnings.

      Effective January 1, 2001, AXA Financial will adopt the requirements of SFAS No. 133, as subsequently amended by SFAS Nos. 137 and 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", and supplemented by implementation guidance issued by the Derivatives Implementation Group and cleared by the FASB. Management has not yet completed and is continuing to refine its assessment of the impact of adoption, including quantification of the adjustments at transition. While preliminary estimates would indicate such adjustments are not expected to have a material impact on AXA Financial's consolidated balance sheet or statement of earnings, the transition impact at January 1, 2001 cannot as yet be reliably measured as it is dependent upon a number of variables, including, but not limited to, actual derivatives and related hedge positions, market values of derivatives and hedged positions, and further interpretations of SFAS No. 133 by the FASB.

 4)   DEFERRED POLICY ACQUISITION COSTS

      In second quarter 1999, management completed a study of the cash flows and liability characteristics of its insurance product lines as compared to the expected cash flows of the underlying assets. That analysis reflected an assessment of the potential impact on future operating cash flows from current economic conditions and trends, including rising interest rates and securities market volatility and the impact of increasing competitiveness within the insurance marketplace (evidenced, for example, by the proliferation of bonus annuity products) on inforce business. The review indicated that changes to the then-current invested asset allocation strategy were required to reposition assets with greater price volatility away from products with demand liquidity characteristics to support those products with lower liquidity needs. To implement these findings, the existing investment portfolio was reallocated, and prospective investment allocation targets were revised.

      The reallocation of the assets impacted investment results by product, thereby impacting the future gross margin estimates utilized in the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross margins resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) or $.20 per basic and $.19 per diluted share for the nine months ended September 30, 1999.

 5)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ---------------------------------
                                                                                      2000                1999
                                                                                 -------------     ---------------
                                                                                            (IN MILLIONS)

      Balances, beginning of year............................................... $    148.6        $     230.6
      Additions charged to income...............................................       36.6               34.5
      Deductions for writedowns and asset dispositions..........................      (76.6)            (107.7)
                                                                                 -------------     ---------------
      Balances, End of Period................................................... $    108.6        $     157.4
                                                                                 =============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $     31.6        $      32.3
        Equity real estate......................................................       77.0              125.1
                                                                                 -------------     ---------------
      Total..................................................................... $    108.6        $     157.4
                                                                                 =============     ===============

      For the third quarter and first nine months of 2000 and of 1999, investment income is shown net of investment expenses of $46.2 million, $157.7 million, $58.3 million and $171.7 million, respectively.

      As of September 30, 2000 and December 31, 1999, fixed maturities classified as available for sale had amortized costs of $17,514.5 million and $19,627.1 million and fixed maturities in the held to maturity portfolio had estimated fair values of $262.2 million and $259.3 million, respectively. Other equity investments included equity securities with carrying values of $24.7 million and $25.6 million and costs of $28.5 million and $39.8 million at September 30, 2000 and December 31, 1999, respectively.

      On January 1, 1999, investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios within other equity investments amounting to $149.8 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $87.3 million ($45.7 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statements of earnings. In the third quarter and first nine months of 2000 and 1999, respectively, net unrealized holding gains (losses) of $2.1 million, $3.8 million, ($1.5) million and $3.7 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $5.9 million and $16.4 million and costs of $6.5 million and $14.3 million at September 30, 2000 and December 31, 1999, respectively.

      For the first nine months of 2000 and 1999, proceeds received on sales of fixed maturities classified as available for sale amounted to $5,950.4 million and $6,362.4 million, respectively. Gross gains of $71.1 million and $49.9 million and gross losses of $152.5 million and $118.5 million were realized on these sales for the first nine months of 2000 and of 1999, respectively. Unrealized investment gains (losses) related to fixed maturities classified as available for sale increased by $176.9 million during the first nine months of 2000, resulting in a balance of $(601.1) million at September 30, 2000.

      Impaired mortgage loans along with the related provision for losses were as follows:


                                                                                SEPTEMBER 30,     December 31,
                                                                                    2000              1999
                                                                                -------------     ---------------
                                                                                          (IN MILLIONS)
      Impaired mortgage loans with provision for losses.......................  $     81.7        $     142.4
      Impaired mortgage loans without provision for losses....................        50.9                2.2
                                                                                -------------     ---------------
      Recorded investment in impaired mortgage loans..........................       132.6              144.6
      Provision for losses....................................................       (20.2)             (23.0)
                                                                                -------------     ---------------
      Net Impaired Mortgage Loans.............................................  $    112.4        $     121.6
                                                                                =============    ================

      During the first nine months of 2000 and of 1999, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $139.2 million and $139.1 million. Interest income recognized on these impaired mortgage loans totaled $8.0 million and $9.6 million for the first nine months of 2000 and 1999, respectively.

6)    DISCONTINUED OPERATIONS

      INVESTMENT BANKING AND BROKERAGE SEGMENT

      Summarized financial information for the discontinued Investment Banking and Brokerage segment follows:

                                                                                SEPTEMBER 30,      December 31,
                                                                                   2000                1999
                                                                                -------------     --------------
       BALANCE SHEETS                                                                    (IN MILLIONS)
       Securities purchased under resale agreements..........................   $  23,990.0       $    29,538.1
       Investment banking trading account securities, at market value........      26,778.7            27,982.4
       Cash and cash equivalents.............................................       4,297.1             2,020.5
       Broker-dealer related receivables.....................................      43,944.2            44,998.1
       Other assets..........................................................       4,445.3             4,403.2
                                                                                -------------     ---------------

       Total assets..........................................................     103,455.3           108,942.3
                                                                                -------------     ---------------



       Securities sold under repurchase agreements...........................      47,735.5            56,474.4
       Broker-dealer related payables........................................      37,406.3            37,207.4
       Short-term and long-term debt.........................................       8,604.1             6,518.6
       Minority interest.....................................................       1,734.4             1,104.3
       Other liabilities.....................................................       5,142.5             5,184.4
                                                                                -------------     ---------------

       Total liabilities.....................................................     100,622.8           106,489.1
                                                                                -------------     ---------------

       Net Assets............................................................   $   2,832.5       $     2,453.2
                                                                                =============     ===============

     Operating results for the Investment Banking and Brokerage segment for the three months and nine months ended September 30, 2000 and 1999 are included in discontinued operations in the accompanying consolidated statement of earnings. Prior year information in that statement of earnings including earnings per share amounts have been restated to reflect this designation as a discontinued business.

     Revenues from the Investment Banking and Brokerage segment were $2,147.5 million, $1,704.8 million, $7,025.2 million and $5,248.9 million for the three months and nine months ended September 30, 2000 and 1999, respectively. Net earnings from operations after minority interest of the Investment Banking and Brokerage segment for the three months and nine months ended September 30, 2000 and 1999 were $107.5 million, $88.3 million, $376.2 million, and $492.9 million, respectively. Federal income taxes related to those amounts were $29.2 million, $25.7 million, $173.5 million and $139.0 million for the three months and nine months ended September 30, 2000 and 1999, respectively.

     Net earnings from operations of the Investment Banking and Brokerage segment included a non-cash pre-tax realized gain of $80.5 million related to the exercise of DLJ stock options and conversion of RSUs in third quarter 2000 and a non-cash pre-tax realized gain of $212.3 million related to DLJ's offering of a new class of common stock to track the performance of DLJdirect in 1999. Also in third quarter 2000, AXA Financial recorded a provision for deferred income taxes of $407.0 million required as a result of management's decision to dispose of DLJ.

     On November 3, 2000, AXA Financial sold its 63.0% interest in DLJ to Credit Suisse Group. AXA Financial received $2.33 billion in cash and $4.86 billion (or 25.2 million shares) in Credit Suisse Group common stock. The fair value of the stock consideration was based on the exchange rate and stock price at the time the transaction closed. Credit Suisse Group repurchased $1.18 billion (6.3 million shares) of its common stock from AXA Financial at closing. AXA Financial estimates the gain on the DLJ sale at $2.35 billion (net of $2.01 billion in taxes, including the $407.0 million recorded in third quarter 2000).

     OTHER DISCONTINUED OPERATIONS

     Summarized financial information for other discontinued operations follows:

                                                                                SEPTEMBER 30,         December 31,
                                                                                    2000                  1999
                                                                              -----------------    -----------------
                                                                                           (IN MILLIONS)

      BALANCE SHEETS

      Mortgage loans on real estate.......................................... $       341.0        $      454.6
      Equity real estate.....................................................         390.6               426.6
      Fixed maturities available for sale, at estimated fair value
         (amortized cost of $277.3 and $85.3)................................         283.0                85.5
      Other equity investments...............................................          54.5                55.8
      Other invested assets..................................................           -                   1.6
                                                                              -----------------    -----------------
        Total investments....................................................       1,069.1             1,024.1
      Cash and cash equivalents..............................................          79.1               164.5
      Other assets...........................................................         208.4               213.0
                                                                              -----------------    -----------------
      Total Assets........................................................... $     1,356.6        $    1,401.6
                                                                              =================    =================


      Policyholders liabilities.............................................. $       976.8        $      993.3
      Allowance for future losses............................................         265.3               242.2
      Other liabilities......................................................         114.5               166.1
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     1,356.6        $    1,401.6
                                                                              =================    =================

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $8.7, $12.8, $28.4
        and $38.3)............................. $       33.4      $      30.2      $       85.7      $       72.7
      Investment (losses) gains, net...........         (1.9)            (6.2)               .1             (16.7)
      Policy fees, premiums and
      other income.............................          -                 .1                .2                .1
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         31.5             24.1              86.0              56.1

      Benefits and other deductions............         27.1             26.5              81.6              80.9
      Earnings credited (losses charged)
        to allowance for future losses.........          4.4             (2.4)              4.4             (24.8)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax loss from strengthening the
        allowance for future losses............          -               (4.6)             (9.8)            (14.7)
      Federal income tax benefit...............          -                1.2               3.4               4.7
                                                ---------------   ---------------  ---------------   ---------------
      Loss from Other Discontinued
        Operations............................. $        -        $      (3.4)     $       (6.4)     $      (10.0)
                                                ===============   ===============  ===============   ===============

      AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of other discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of September 30, 2000 and 1999 resulted in management's decision to strengthen the allowance by $9.8 million and $14.7 million for the nine months ended September 30, 2000 and 1999, respectively. This resulted in after-tax losses of $6.4 million for the first nine months of 2000 and $10.0 million for the first nine months of 1999.

      Management believes the allowance for future losses at September 30, 2000 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

     Investment valuation allowances amounted to $.6 million and $1.9 million on mortgage loans and $27.8 million and $54.8 million on equity real estate at September 30, 2000 and December 31, 1999, respectively.

7)   SALE OF DISABILITY INCOME BUSINESS

     During July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written DI business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services. The transfer of risk to Centre Life was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period.

8)    CLOSED BLOCK

      Summarized financial information for the Closed Block is as follows:


                                                                               SEPTEMBER 30,         December 31,
                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,361.9 and $4,144.8)............................................. $     4,284.4        $     4,014.0
      Mortgage loans on real estate..........................................       1,606.2              1,704.2
      Policy loans...........................................................       1,564.8              1,593.9
      Cash and other invested assets.........................................         227.3                194.4
      Deferred policy acquisition costs......................................         817.2                895.5
      Other assets...........................................................         220.8                205.3
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,720.7        $     8,607.3
                                                                              =================    =================


      Future policy benefits and other policyholders' account balances....... $     9,009.3        $     9,011.7
      Other liabilities......................................................          76.0                 13.3
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,085.3        $     9,025.0
                                                                              =================    =================


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      STATEMENTS OF EARNINGS
      Premiums and other income................ $      139.2      $     147.9      $      442.6      $      460.3
      Investment income (net of investment
        expenses of $.9, $3.1, $7.6 and
        $13.1).................................        147.3            142.3             436.9             429.5
      Investment losses, net...................         (4.0)            (6.6)             (5.0)             (5.1)
                                                ---------------   ---------------  ---------------   ---------------
          Total revenues.......................        282.5            283.6             874.5             884.7
                                                ---------------   ---------------  ---------------   ---------------


      Policyholders' benefits and dividends....        243.3            238.6             762.0             765.5
      Other operating costs and expenses.......         11.2             21.3              38.7              53.6
                                                ---------------   ---------------  ---------------   ---------------
          Total benefits and other deductions..        254.5            259.9             800.7             819.1
                                                ---------------   ---------------  ---------------   ---------------

      Contribution from the Closed Block....... $       28.0      $      23.7      $       73.8      $       65.6
                                                ===============   ===============  ===============   ===============

      Investment valuation allowances amounted to $6.8 million and $4.6 million on mortgage loans and $15.5 million and $24.7 million on equity real estate at September 30, 2000 and December 31, 1999, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                               SEPTEMBER 30,       December 31,
                                                                                    2000               1999
                                                                              -----------------  -----------------
                                                                                         (IN MILLIONS)
      Impaired mortgage loans with provision for losses......................  $        15.5      $        26.8
      Impaired mortgage loans without provision for losses...................           15.3                4.5
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................           30.8               31.3
      Provision for losses...................................................           (4.8)              (4.1)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        26.0      $        27.2
                                                                              =================  =================

      During the first nine months of 2000 and of 1999, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $32.4 million and $45.0 million.

9)    FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)   RESTRUCTURING COSTS

      At September 30, 2000, restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $6.7 million. The amounts paid during the first nine months of 2000 totaled $3.5 million.

11)   COMPUTATION OF PER SHARE EARNINGS

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                ----------------------------      -----------------------------
                                                   2000              1999             2000              1999
                                                -----------      -----------      -----------       -----------
                                                                           (IN MILLIONS)
      Earnings from continuing operations
        applicable to common
        shares - Basic......................... $  193.1          $  146.7         $   520.5         $   350.8
      Less - effect of assumed exercise of
        options of publicly held subsidiary....     (2.2)              (.9)             (5.9)             (2.7)
                                                ----------        ---------        ----------        ----------
      Earnings from continuing operations
        applicable to common shares - Diluted.. $  190.9          $  145.8          $  514.6         $   348.1
                                                ==========        =========         =========        ==========
      Weighted average common shares
        outstanding - Basic....................    433.9             437.0             433.2             437.8
      Add - assumed exercise of stock
        options................................      7.5               4.9               6.0               5.4
                                                ----------        ----------        ---------       -----------
      Weighted Average Shares
        Outstanding - Diluted..................    441.4             441.9             439.2             443.2
                                                ===========       ==========        =========       ===========

      The 1999 weighted average common shares outstanding, option data and per share earnings have been restated to reflect the 2-for-1 stock split in September 1999.

12)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 1999, except as follows:


      Life Insurance and Annuity Sales Cases

      Equitable Life is a defendant in a purported class action commenced in March 2000 on behalf of persons who purchased variable annuities from Equitable Life from January 1989 to the present. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. The plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court of Alabama and filed a motion to dismiss the complaint, and plaintiff moved to remand the case to state court.

      In June 2000, an action was brought against Equitable Life, AXA Advisors and EDI (the defendants) alleging that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of California and also asserts individual common-law claims. On behalf of the named plaintiff, and in certain instances also on behalf of the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising and for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. By order dated October 11, 2000, the District Court denied plaintiff's motion to remand the case to state court and granted defendants' motion to dismiss the action.

      In October 2000, an action was brought against Equitable Life, AXA Advisors, and EDI (the defendants) by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans and seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York. The defendants' time to respond to the complaint has not yet expired.

      Agent Health Benefits Case

      In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Briefing has not yet been completed.

      Prime Property Fund Case

      In May 2000, the court scheduled a jury trial for February 2001. In August 2000, Equitable Life filed a motion for summary adjudication on plaintiff's claims, based on the purchase and subsequent foreclosure of the loan which financed the partnership's property, for punitive damages. In October 2000, following the issuance of a tentative ruling denying Equitable Life's motion, the Superior Court heard oral argument and took the matter under submission. Also in October 2000, plaintiff filed a motion for leave to file a supplemental complaint to add allegations relating to the post-foreclosure transfer of certain funds from the partnership to Equitable Life. The proposed supplemental complaint alleges, among other things, that such conduct constitutes self-dealing and a breach of fiduciary duty, and seeks compensatory and punitive damages based on such conduct.

      Alliance Reorganization Case

      In September 1999, an action was brought on behalf of a purported class of owners of limited partnership units of Alliance Holding challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, Alliance, four Alliance Holding executives and the general partner of Alliance Holding and Alliance. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding and seek payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. In September 2000, all defendants, except one Alliance Holding executive, filed an answer to the amended complaint denying the material allegations contained therein; in lieu of joining in the answer to the amended complaint, the Alliance Holding executive filed a motion to dismiss in September 2000. In November 2000, the remaining defendants filed a motion to dismiss the amended complaint and their opening brief in support thereto. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

      Alliance Capital

      In the Alliance North American Government Income Trust action, a Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement, the Operating Partnership will permit shareholders of the fund to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000, the court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the fund had thirty days from the date the order became final to appeal the order. The order became final on September 6, 2000.

      Disposal of DLJ

      Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, three putative class action lawsuits have been filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the proposed sale of DLJ because the transaction does not include the sale of DLJdirect tracking stock. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. AXA Financial, DLJ and the DLJ directors are named as defendants. The complaints assert claims for breaches of fiduciary duties, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The plaintiffs in one case unsuccessfully sought a hearing in connection with their motion for an order enjoining the transaction. The parties in these cases have agreed to extend the time for defendants to respond to the complaints.

      A putative class action lawsuit was filed in New York challenging the proposed sale of DLJ (for omitting the DLJdirect tracking stock) and also alleges claims relating to the initial offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by the proposed sale of DLJ (with respect to all other claims). AXA Financial, Equitable Life, AXA S.A.,
                                       -15-

     DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse Group, Diamond Acquisition Corp., and DLJ's directors are named as defendants. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. The defendants' time to respond has not yet expired.

     AXA's Purchase of Holding Company Minority Interest

     Following the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of Holding Company Common Stock that it does not already own, fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery. The Holding Company, AXA, and directors and/or officers of the Holding Company are named as defendants in each of these lawsuits. The various plaintiffs each purport to represent a class consisting of owners of Holding Company Common Stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of the Holding Company. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action. By agreement, the defendants' time to respond to the complaints in the Delaware and New York actions has been extended indefinitely.

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


13)   BUSINESS SEGMENT INFORMATION

                                FINANCIAL
                                ADVISORY/             INVESTMENT        CONSOLIDATION/
                                INSURANCE             MANAGEMENT        ELIMINATION           TOTAL
                              ---------------      -----------------   ---------------- -----------------
      THREE MONTHS ENDED
      SEPTEMBER 30, 2000
      -------------------------
      Segment revenues.......  $     1,230.5        $       617.4       $      (30.0)    $     1,817.9
      Investment losses
         and other...........          (75.0)                 -                  -               (75.0)
                              ---------------      -----------------   ---------------- -----------------
      Total Revenues.........  $     1,155.5        $       617.4       $      (30.0)    $     1,742.9
                              ===============      =================   ================ =================

      Adjusted pre-tax
        earnings.............  $       294.4        $        83.3       $        -       $       377.7
      Investment (losses)
        gains, net of related
        DAC and other
        charges..............          (66.8)                (6.7)               -               (73.5)
      Pre-tax minority
        interest.............            -                   72.8                -                72.8
                              ---------------      -----------------   ---------------- -----------------
      Pre-tax Earnings from
        Continuing
        Operations...........  $       227.6        $       149.4       $        -       $       377.0
                              ===============      =================   ================ =================

      Three Months Ended
      September 30, 1999
      -------------------------

      Segment revenues.......  $     1,076.9        $       445.0       $       (3.5)    $     1,518.4
      Investment (losses)
        gains and other......          (35.0)                  .3                -               (34.7)
                              ---------------      -----------------   ---------------- -----------------
      Total Revenues.........  $     1,041.9        $       445.3       $       (3.5)    $     1,483.7
                              ===============      =================   ================ =================

      Adjusted pre-tax
        earnings.............  $       207.2        $        57.4       $        -       $       264.6
      Investment (losses)
        gains, net of related
        DAC and other
        charges..............          (30.9)                  .2                -               (30.7)
      Pre-tax minority
        interest.............            -                   49.0                -                49.0
                              ---------------      -----------------   ---------------- -----------------
      Pre-tax Earnings from
        Continuing
        Operations...........  $       176.3        $       106.6       $        -       $       282.9
                              ===============      =================   ================ =================


                                FINANCIAL
                                ADVISORY/             INVESTMENT        CONSOLIDATION/
                                INSURANCE             MANAGEMENT        ELIMINATION           TOTAL
                              ---------------      -----------------   ---------------- -----------------

      NINE MONTHS ENDED
      SEPTEMBER 30, 2000
      -------------------------
      Segment revenues.......  $     3,622.3        $     1,733.5       $      (93.0)    $     5,262.8
      Investment (losses)
        gains and other......         (265.9)                 3.9                -              (262.0)
                              ---------------      -----------------   ---------------- -----------------
      Total Revenues.........  $     3,356.4        $     1,737.4       $      (93.0)    $     5,000.8
                              ===============      =================   ================ =================
      Adjusted pre-tax
        earnings.............  $       829.3        $       244.2       $        -       $     1,073.5
      Investment losses,
        net of related DAC
        and other charges....         (246.1)                (4.0)               -              (250.1)
      Pre-tax minority
        interest.............            -                  214.8                -               214.8
                              ---------------      -----------------   ---------------- -----------------
      Pre-tax Earnings from
        Continuing
        Operations...........  $       583.2        $       455.0       $        -       $     1,038.2
                              ===============      =================   ================ =================

      Nine Months Ended
      September 30, 1999
      -------------------------

      Segment revenues.......  $     3,207.1        $     1,282.9       $      (10.8)    $     4,479.2
      Investment
        (losses) gains and
        other................          (77.8)                 3.0                -               (74.8)
                              ---------------      -----------------   ---------------- -----------------
      Total Revenues.........  $     3,129.3        $     1,285.9       $      (10.8)    $     4,404.4
                              ===============      =================   ================ =================

      Adjusted pre-tax
        earnings.............  $       630.1        $       159.7       $        -       $       789.8
      Investment (losses)
        gains, net of related
        DAC and other
        charges..............          (85.9)                 2.5                -               (83.4)
      Non-recurring DAC
        adjustments..........         (131.7)                 -                  -              (131.7)
      Pre-tax minority
        interest.............            -                  142.9                -               142.9
                              ---------------      -----------------   ---------------- -----------------
      Pre-tax Earnings from
        Continuing
        Operations...........  $       412.5        $       305.1       $        -       $       717.6
                              ===============      =================   ================ =================

      TOTAL ASSETS:
      SEPTEMBER 30, 2000.....  $    90,013.5        $    13,047.1       $    2,801.8     $   105,862.4
                              ===============      =================   ================ =================

      December 31, 1999......  $    87,213.9        $    11,902.4       $    2,477.5     $   101,593.8
                              ===============      =================   ================ =================

14)   COMPREHENSIVE INCOME

      The components of comprehensive income for the third quarters of 2000 and 1999 and the first nine months of 2000 and 1999 are as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      Net (loss) earnings...................... $     (106.4)     $     231.6      $      483.3      $      833.7
                                                ---------------   ---------------  ---------------   ---------------
      Change in unrealized gains (losses),
        net of reclassification adjustment.....        146.9           (148.7)            101.4            (672.0)
                                                ---------------   ---------------  ---------------   ---------------
      Other comprehensive income (loss)........        146.9           (148.7)            101.4            (672.0)
                                                ---------------   ---------------  ---------------   ---------------
      Comprehensive Income..................... $       40.5      $      82.9      $      584.7      $      161.7
                                                ===============   ===============  ===============   ===============


15)  SUBSEQUENT EVENTS

     In October 2000, the Board of Directors of the Holding Company, acting upon a unanimous recommendation of a special committee of independent directors, approved an agreement with AXA for the acquisition of approximately 40% of outstanding Holding Company Common Stock it does not already own. Under the terms of the agreement, the minority shareholders of the Holding Company would receive $35.75 in cash and 0.295 of an AXA American Depositary Share ("ADS") for each Holding Company share.

     In October 2000, Alliance completed its acquisition of Bernstein for an aggregate current value of $3.5 billion ($1.48 billion in cash and 40.8 million newly issued Alliance Units). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million newly issued Alliance Units for $1.60 billion in June 2000. AXA Financial's consolidated economic interest in Alliance was 52.7% after the transaction closed.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

AXA Financial's MD&A which follows should be read in conjunction with the Consolidated Financial Statements and the related footnotes included in Item 1, and with the MD&A in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K") and in its Current Report on Form 8-K dated November 14, 2000 ("November 2000 Form 8-K").

DISCONTINUED OPERATIONS - INVESTMENT BANKING AND BROKERAGE

On November 3, 2000, AXA Financial sold its 63.0% interest in DLJ to Credit Suisse Group. AXA Financial received $2.33 billion in cash and $4.86 billion (or
25.2 million shares) in Credit Suisse Group common stock. The fair value of the stock consideration was based on the exchange rate and stock price at the time the transaction closed. Credit Suisse Group repurchased $1.18 billion (6.3 million shares) of its common stock from AXA Financial at closing. AXA Financial estimates the gain on the DLJ sale at $2.35 billion (net of $2.01 billion in taxes, including the $407.0 million recorded in third quarter 2000).

In connection with the sale of DLJ, AXA Financial began reporting its Investment Banking and Brokerage segment as discontinued operations and reclassified prior years' financial information. The discussion of the discontinued Investment Banking and Brokerage segment can be found on page 28.

COMBINED OPERATING RESULTS

The combined and segment level discussions in this MD&A are presented on an adjusted pre-tax earnings basis, which is a non-GAAP measure. Amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude realized investment gains/losses, net of related DAC and other changes. A reconciliation of adjusted pre-tax earnings to GAAP reported earnings from continuing operations precedes each discussion. A discussion of significant adjustments begins on the next page. The excluded items are important to an understanding of our overall results of operations.

The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Financial Advisory/Insurance analysis, which begins on page 22, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined operating results unless noted otherwise. The Investment Management discussion begins on page 26.


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                  --------------------------------   --------------------------------
                                                       2000             1999              2000             1999
                                                  ---------------  ---------------   ---------------  ---------------
                                                                            (IN MILLIONS)
Operating Results:
  Policy fee income and premiums................  $     694.6      $      601.7      $    1,957.6     $    1,780.2
  Net investment income.........................        712.4             692.1           2,198.8          2,123.7
  Commissions, fees and other income............        665.4             484.5           1,907.1          1,394.4
                                                  ---------------  ---------------   ---------------  ---------------
    Total revenues..............................      2,072.4           1,778.3           6,063.5          5,298.3
    Total benefits and other deductions.........      1,621.9           1,464.7           4,775.2          4,365.6
                                                  ---------------  ---------------   ---------------  ---------------

  Adjusted pre-tax earnings before
    minority interest...........................        450.5             313.6           1,288.3            932.7
  Minority interest.............................        (72.8)            (49.0)           (214.8)          (142.9)
                                                  ---------------  ---------------   ---------------  ---------------
  Adjusted pre-tax earnings....................         377.7             264.6           1,073.5            789.8

Pre-tax Adjustments:
  Investment losses, net of related
    DAC and other charges.......................        (73.5)            (30.7)           (250.1)           (83.4)
  Non-recurring DAC adjustments.................          -                 -                 -             (131.7)
  Minority interest.............................         72.8              49.0             214.8            142.9
                                                   --------------    -------------     -------------    -------------
GAAP Reported:
  Earnings from continuing operations
    before Federal income taxes and
    minority interest...........................        377.0             282.9           1,038.2            717.6
  Federal income taxes..........................        112.6              92.3             307.0            238.9
  Minority interest in net income of
    consolidated subsidiaries...................         71.3              43.9             210.7            127.9
                                                  ---------------  ---------------   ---------------  ---------------

Earnings from continuing operations.............        193.1             146.7             520.5            350.8

Earnings (loss) from discontinued operations,
  net of Federal income taxes:
    Investment Banking and Brokerage segment....        107.5              88.3             376.2            492.9
    Other.......................................          -                (3.4)             (6.4)           (10.0)

Tax provision related to planned disposal of
  Investment Banking and Brokerage segment.....       (407.0)              -              (407.0)             -
                                                  ---------------  ---------------   ---------------  ---------------

Net (Loss) Earnings.............................  $    (106.4)     $      231.6      $      483.3     $      833.7
                                                  ===============  ===============   ===============  ===============

Adjustments to GAAP pre-tax reported earnings in the first nine months of 2000 resulted in the exclusion of $250.1 million in net investment losses (net of related DAC and other charges totaling $15.8 million). The losses in 2000 included $136.3 million of writedowns and $96.4 million of realized losses on fixed maturities sold from the General Account's portfolio. Adjustments in the 1999 period resulted from the exclusion of net investment losses of $83.4 million (net of related DAC, and other charges and credits totaling $3.4 million). The 1999 losses were primarily due to losses of $196.8 million on writedowns and sales of General Account fixed maturities. Gains of $87.3 million in first quarter 1999 recognized upon reclassifying publicly-traded common equities to a trading portfolio and $26.4 million of gains resulted from the exercise of Alliance's options partially offset these 1999 losses. In addition, in second quarter 1999, there was a $131.7 million non-recurring DAC adjustment that resulted from the revisions to estimated future gross profits related to the investment asset reallocation.

CONTINUING OPERATIONS

The $1.07 billion of adjusted pre-tax earnings for the first nine months of 2000 was $283.7 million higher than in the comparable 1999 period due to increased operating earnings in both segments. The increase in Federal income taxes was attributed to these higher earnings from continuing operations. Minority interest in net income of consolidated subsidiaries was also higher due to increased earnings at Alliance.

Revenue totaled $6.06 billion for the first nine months of 2000, an increase of $765.2 million as compared to 1999 revenues. This increase was attributed primarily to a $512.7 million increase in commissions, fees and other income principally due to increased business activity within the Investment Management segment. Net investment income for the first nine months of 2000 increased $75.1 million principally in the Financial Advisory/Insurance segment.

For the first nine months of 2000, total benefits and other deductions increased by $409.6 million from the comparable 1999 period, reflecting increases in other operating costs and expenses of $366.5 million. This increase principally resulted from higher costs associated with increased revenues in the two business segments and with expenditures related to their strategic initiatives.

COMBINED OPERATING RESULTS BY SEGMENT

FINANCIAL ADVISORY/INSURANCE

The following table combines the Closed Block amounts with the operating results of operations outside of the Closed Block on a line-by-line basis.

            FINANCIAL ADVISORY/INSURANCE - COMBINED OPERATING RESULTS
                                  (IN MILLIONS)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------
                                                                       2000
                                                  ------------------------------------------------
                                                   INSURANCE          CLOSED                              1999
                                                   OPERATIONS          BLOCK           COMBINED         Combined
                                                  -------------    --------------    -------------    --------------
Operating Results:
  Policy fee income and premiums................  $  1,515.5       $    442.0        $    1,957.5      $   1,780.2
  Net investment income.........................     1,705.1            436.9             2,142.0          2,085.5
  Commissions, fees and other income............       327.9             (4.4)              323.5            160.5
  Contribution from the Closed Block............        73.8            (73.8)                -                -
                                                  -------------    --------------    -------------     -------------
    Total revenues..............................     3,622.3            800.7             4,423.0          4,026.2
    Total benefits and other deductions.........     2,793.0            800.7             3,593.7          3,396.1
                                                  -------------    --------------    -------------     -------------
Adjusted pre-tax earnings......................        829.3              -                 829.3            630.1

Pre-tax Adjustments:
  Investment losses, net of DAC
    and other charges...........................      (246.1)             -                (246.1)           (85.9)
  Non-recurring DAC adjustments.................         -                -                   -             (131.7)
                                                  -------------    --------------    -------------     -------------

GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest...........................  $    583.2       $      -          $      583.2      $     412.5
                                                  =============    ==============    =============     =============


For the first nine months of 2000, Financial Advisory/Insurance adjusted pre-tax earnings reflected an increase of $199.2 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuity contracts, and higher margins between investment income and interest credited on policyholders' account balances contributed to the improved earnings. Segment revenues increased $396.8 million (9.9%) over the prior year period due to a $177.3 million net increase in policy fee income and premiums, a $163.0 million increase in commissions, fees and other income and a $56.5 million increase in investment income. Policy fee income rose $132.7 million to $1.05 billion due to higher insurance and annuity account balances while premiums increased $44.6 million to $909.6 million. Commissions, fees and other income in the nine months of 2000 more than doubled as compared to the 1999 period principally due to higher gross investment management fees received from the EQ Advisors Trust and higher mutual fund and investment product sales. The increase in gross investment management fees was partially offset by an increase in subadvisory fees included in total benefits and other deductions. Higher yields on General Account Investment Assets principally related to other equity investments and fixed maturities contributed to the increase in investment income. Net investment income also included $24.3 million related to increases in the fair values of forward sales contracts on Credit Suisse Group stock to be received as part of the consideration for the sale of DLJ.

Total benefits and other deductions for the first nine months of 2000 increased $197.6 million from the comparable 1999 period reflecting higher subadvisory fees of $88.1 million, higher policyholder benefits of $70.0 million and higher operating expenses and commissions (net of DAC capitalization) amounting to $60.3 million partially offset by a $26.9 million decrease in interest credited. Higher policyholder benefits for the first nine months of 2000 were primarily due to the policyholders reserve increase resulting from the issuance of a single non-participating conversion annuity contract in third quarter 2000. Operating expenses and commissions increased due to higher product sales and compensation and benefits, which were partially offset by higher DAC capitalization, and to higher strategic initiative related expenditures.

Premiums, Deposits and Mutual Fund Sales - The following table lists sales for major insurance product lines and mutual funds. Premiums and deposits are presented net of internal conversions (1999 data have been restated to conform to this presentation) and are presented gross of reinsurance ceded.

                    PREMIUMS, DEPOSITS AND MUTUAL FUND SALES
                                  (IN MILLIONS)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2000             1999              2000              1999
                                                ---------------  ----------------  ---------------   ---------------
Retail:
Annuities
  First year..................................  $      684.2     $      784.1      $    2,328.9      $   2,400.7
  Renewal.....................................         319.5            313.7           1,135.6          1,083.3
  Group Pensions..............................         166.1             93.9             324.7            281.8
                                                ---------------  ----------------  ---------------   ---------------
                                                     1,169.8          1,191.7           3,789.2          3,765.8
Life(1)
  First year..................................          86.6             90.7             297.1            301.5
  Renewal.....................................         534.6            542.6           1,683.7          1,671.4
                                                ---------------  ----------------  ---------------   ---------------
                                                       621.2            633.3           1,980.8          1,972.9
Other(2)
  First year..................................           2.1              2.9               6.7              8.1
  Renewal.....................................          64.9             97.0             246.8            280.6
  Mutual fund sales(3)........................         816.6            711.6           2,730.8          2,116.6
                                                ---------------  ----------------  ---------------   ---------------
                                                       883.6            811.5           2,984.3          2,405.3
                                                ---------------  ----------------  ---------------   ---------------
    Total retail..............................       2,674.6          2,636.5           8,754.3          8,144.0
                                                ---------------  ----------------  ---------------   ---------------

Wholesale:
Annuities
  First year..................................         615.8            592.2           1,919.2          1,503.0
  Renewal.....................................          14.6             14.2              48.7             32.0
                                                ---------------  ----------------  ---------------   ---------------
                                                       630.4            606.4           1,967.9          1,535.0
Life
  First Year..................................          11.6               .1              16.8               .2
                                                ---------------  ----------------  ---------------   ---------------

    Total wholesale...........................         642.0            606.5           1,984.7          1,535.2
                                                ---------------  ----------------  ---------------   ---------------

Total Premiums, Deposits
  and Mutual Fund Sales.......................  $    3,316.6     $    3,243.0      $   10,739.0      $   9,679.2
                                                ===============  ================  ===============   ===============

(1)  Includes variable and interest-sensitive and traditional life products.
(2)  Includes health insurance and reinsurance assumed.
(3)  Includes sales through AXA Advisors' brokerage accounts.

First year premiums and deposits for life and annuity products for the first nine months of 2000 increased from prior year levels by $355.2 million primarily due to higher sales of individual annuities by the wholesale distribution channel and higher variable and interest-sensitive life sales (excluding COLI sales which declined). Renewal premiums and deposits increased by $47.5 million during the first nine months of 2000 over the prior year period as increases in the larger block of annuity and variable life business were partially offset by decreases in other products and in traditional life policies. The increase in Group Pensions for the three and nine months ended September 30, 2000 is principally due to the issuance of a single non-participating conversion annuity contract in third quarter 2000.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines. Annuity surrenders and withdrawals are presented net of internal replacements; the 1999 data have been restated to conform to the presentation.

                           SURRENDERS AND WITHDRAWALS
                                  (IN MILLIONS)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2000             1999              2000              1999
                                                ---------------  ----------------  ---------------   ---------------
Annuities.....................................  $    1,069.8     $      824.6      $    3,481.9      $   2,551.7
Variable and interest-sensitive life..........         176.0            142.7             533.8            458.8
Traditional life..............................          76.5             83.2             252.4            265.5
                                                ---------------  ----------------  ---------------   ---------------

Total.........................................  $    1,322.3     $    1,050.5      $    4,268.1      $   3,276.0
                                                ===============  ================  ===============   ===============

Policy and contract surrenders and withdrawals increased $992.1 million during the first nine months of 2000 compared to the same period in 1999 principally due to the growing size and maturity of the book of annuities and variable and interest-sensitive life business. There was an increase in the annuities' surrender rate from 8.7% in the first nine months of 1999 to 9.7% in the 2000 period while the surrender rate declined to 9.0% for third quarter 2000 from 9.7% for second quarter 2000 and 10.5% in first quarter 2000. Trends in surrenders and withdrawals discussed above continue to fall within the range of expected experience underlying the current invested asset allocation strategy.

INVESTMENT MANAGEMENT

The following table summarizes the operating results of the Investment Management segment.

                    INVESTMENT MANAGEMENT - OPERATING RESULTS
                                  (IN MILLIONS)


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ---------------------------------   --------------------------------
                                                        2000              1999              2000             1999
                                                   ---------------   ---------------   ---------------  ---------------
Operating Results:
   Investment advisory and service fees........... $      394.2      $      307.0      $   1,146.0      $      903.7
   Distribution revenues..........................        167.0             115.5            469.7             314.3
   Other revenues.................................         56.2              22.5            117.8              64.9
                                                   ---------------   ---------------   ---------------  ---------------
    Total revenues................................        617.4             445.0          1,733.5           1,282.9
                                                   ---------------   ---------------   ---------------  ---------------

   Promotion and servicing........................        212.1             156.8            620.0             447.1
   Employee compensation and benefits.............        138.8             113.5            398.9             334.5
   All other operating expenses...................        110.4              68.3            255.6             198.7
                                                   ---------------   ---------------   ---------------  ---------------
    Total expenses................................        461.3             338.6          1,274.5             980.3
                                                   ---------------   ---------------   ---------------  ---------------

   Adjusted pre-tax earnings before minority
     interest.....................................        156.1             106.4            459.0             302.6
   Minority interest..............................        (72.8)            (49.0)          (214.8)           (142.9)
                                                   ---------------   ---------------   ---------------  ---------------
   Adjusted pre-tax earnings......................         83.3              57.4            244.2             159.7

Pre-tax Adjustments:
   Investment (losses) gains, net of DAC
    and other charges.............................         (6.7)               .2             (4.0)              2.5
Minority interest.................................         72.8              49.0            214.8             142.9
                                                   ---------------   ---------------   ---------------  ---------------

GAAP Reported:
   Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest............................. $      149.4      $      106.6      $     455.0      $      305.1
                                                   ===============   ===============   ===============  ===============

Investment Management's adjusted pre-tax earnings for the first nine months of 2000 were $244.2 million, an increase of $84.5 million from the prior year's comparable period. The resolution of a class action lawsuit resulted in the recognition of a one-time, non-cash gain of $23.9 million in first quarter 2000, which reduced all other operating expenses for the 2000 period. Revenues totaled $1.73 billion for the first nine months of 2000, an increase of $450.6 million from the comparable period in 1999, principally due to a $242.3 million increase in investment advisory and service fees and $155.4 million higher distribution revenues. The increase in investment advisory and service fees primarily resulted from increases in average assets under management partially offset by a decline in performance fees of $36.8 million to $23.0 million for the first nine months of 2000. These lower performance fees were principally due to a refinement of procedures for estimating these fees implemented in fourth quarter 1999. Currently, a substantial number of accounts that may earn performance fees have a calendar year measurement period; therefore, the majority of these fees are recognized in the fourth quarter. The growth in distribution revenues was principally due to higher average equity mutual fund assets under management attributed to sales and to market appreciation. When the one-time gain mentioned above is excluded, Investment Management's total expenses increased $318.1 million for the first nine months of 2000 primarily due to increases in mutual fund promotional expenditures and employee compensation and benefits. Promotion and servicing increased 38.7% primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to increased incentive and base compensation and commissions reflecting increased headcounts along with salary increases. Commissions increased primarily due to higher mutual fund and institutional sales.

On October 2, 2000, Alliance completed its acquisition of substantially all of the assets and liabilities of Bernstein for an aggregate current value of approximately $3.5 billion ($1.48 billion in cash and 40.8 million newly issued Alliance Units). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million newly issued Alliance Units for $1.60 billion on June 21, 2000. AXA Financial's consolidated economic interest in Alliance was approximately 52.7% after the transaction closed. Additionally, the Holding Company has agreed to provide liquidity to former Bernstein shareholders after a two-year lock-out period to allow the 40.8 million private Units to be sold to the Holding Company over the following eight years, but generally not more than 20% of such Units in any one annual period.

FEES AND ASSETS UNDER MANAGEMENT

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        FEES AND ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                              AT OR FOR THE
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                ----------------------------------   ---------------------------------
                                                      2000              1999              2000             1999
                                                -----------------  ---------------   ---------------  ---------------
FEES:
Third parties.................................  $      356.1        $      268.7    $   1,025.9        $      791.5
Equitable Life Separate Accounts..............          28.0                27.4           87.3                79.2
Equitable Life General Account and other......          10.1                10.9           32.8                33.0
                                                -----------------   --------------  ---------------    ---------------
Total Fees....................................  $      394.2        $      307.0    $   1,146.0        $      903.7
                                                =================   ==============  ===============    ===============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
   Third Party..................................................................    $   324,070         $   256,423
   Equitable Life Separate Accounts - EQ Advisors Trust.........................         37,015              30,852
   Equitable Life Separate Accounts - other.....................................          4,527               4,700
   Equitable Life General Account and Holding Company Group.....................         22,782              25,299
                                                                                    ----------------    ---------------
Total Alliance..................................................................        388,394             317,274
                                                                                    ----------------    ---------------

Equitable Life:
   Equitable Life (non-Alliance) General Account................................         14,720              13,047
   Equitable Life (non-Alliance) Separate Accounts - EQ Advisors Trust..........          8,333               4,838
   Equitable Life real estate related Separate Accounts.........................          2,178               3,825
   Equitable Life Separate Accounts - other.....................................          3,726               2,020
                                                                                    ----------------    ---------------
Total Equitable Life............................................................         28,957              23,730
                                                                                    ----------------    ---------------

Total by Account:
   Third Party..................................................................        324,070             256,423
   General Account and other....................................................         37,502              38,346
   Separate Accounts............................................................         55,779              46,235
                                                                                    ----------------    ---------------
Total Assets Under Management...................................................    $   417,351         $   341,004
                                                                                    ================    ===============


Fees from assets under management increased 26.8% for the first nine months of 2000 from the comparable 1999 period as a result of growth in assets under management for third parties principally at Alliance. The Alliance assets under management growth in the first nine months of 2000 was primarily due to market appreciation, good investment performance and net sales of mutual funds and other products.
                                      -27-

DISCONTINUED OPERATIONS

Investment Banking and Brokerage

Earnings from the discontinued Investment Banking and Brokerage operations included $80.5 million, $0.7 million, $86.0 million and $236.2 million of pre-tax gains resulting from transactions in DLJ's common stock for the third quarters and nine months ended September 30, 2000 and 1999, respectively. The 2000 gains were due to the exercise of DLJ stock options and the conversion of RSUs. In the 1999 periods, the gains were primarily due to the $212.3 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock in second quarter 1999.

In third quarter 2000, AXA Financial recorded a provision for deferred income taxes of $407.0 million required as a result of management's decision to dispose of DLJ.

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

                GENERAL ACCOUNT INVESTMENT ASSET CARRYING VALUES
                              SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                                                                                          GENERAL
                                                                                           HOLDING        ACCOUNT
                                        BALANCE           CLOSED                           COMPANY       INVESTMENT
BALANCE SHEET CAPTIONS:                  SHEET            BLOCK            OTHER(1)         GROUP        ASSETS(2)
----------------------------------  ----------------   -------------   ---------------  --------------  -------------
Fixed maturities:
  Available for sale(3)...........  $   16,913.3       $   4,284.4     $     (64.9)     $     163.0     $   21,099.6
  Held to maturity................         254.8               -               -              114.7            140.1
Mortgage loans on real estate.....       3,078.2           1,606.2             -                -            4,684.4
Equity real estate................         997.4              47.1            (2.6)             -            1,047.1
Policy loans......................       2,473.9           1,564.9              .6              -            4,038.2
Other equity investments..........         860.8              36.0             -                 .2            896.6
Other invested assets.............       2,640.6               1.5         2,011.7              2.1            628.3
                                    ----------------   -------------   ---------------  --------------  -------------
  Total investments...............      27,219.0           7,540.1         1,944.8            280.0         32,534.3
Cash and cash equivalents.........         496.3             141.4           318.1            256.8             62.8
Equitable Life debt and other(4)..           -                 -           1,125.3              -           (1,125.3)
                                    ----------------   -------------   ---------------  --------------  -------------

Total.............................  $   27,715.3       $   7,681.5     $   3,388.2      $     536.8     $   31,471.8
                                    ================   =============   ===============  ==============  =============

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the Holding Company Group and the General Account (principally by Alliance) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments.
(2) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other and Holding Company
      Group amounts.
(3) At September 30, 2000, the amortized cost of the General Account's available for sale and held to maturity fixed maturities portfolios were $21.77 billion and $140.1 million, respectively, compared with estimated market values of $21.10 billion and $140.1 million, respectively.
(4) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment Assets and reclassified from various balance sheet lines.

ASSET VALUATION ALLOWANCES AND WRITEDOWNS

Writedowns on fixed maturities were $136.3 million and $138.2 million for the first nine months of 2000 and 1999, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the periods indicated.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                              VALUATION ALLOWANCES
                                  (IN MILLIONS)

                                                                                    EQUITY REAL
                                                                  MORTGAGES            ESTATE             TOTAL
                                                                ---------------    ---------------    --------------
Balances at January 1, 2000...................................  $     32.1         $     145.8        $     177.9
Additions.....................................................         9.5                36.4               45.9
Deductions(1).................................................        (3.2)              (89.7)             (92.9)
                                                                ---------------    ---------------    --------------
Ending Balances at September 30, 2000.........................  $     38.4         $      92.5        $     130.9
                                                                ===============    ===============    ==============

Balances at January 1, 1999...................................  $     45.4         $     211.8        $     257.2
Additions.....................................................         6.8                31.7               38.5
Deductions(1).................................................       (11.2)             (104.5)            (115.7)
                                                                ---------------    ---------------    --------------
Ending Balances at September 30, 1999.........................  $     41.0         $     139.0        $     180.0
                                                                ===============    ===============    ==============

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

GENERAL ACCOUNT INVESTMENT ASSETS

The following table shows amortized cost, valuation allowances and net amortized cost of major categories of General Account Investment Assets at September 30, 2000 and net amortized cost at December 31, 1999.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                                  (IN MILLIONS)

                                                         SEPTEMBER 30, 2000                      December 31, 1999
                                           ------------------------------------------------    ----------------------
                                                                                 NET                    Net
                                             AMORTIZED       VALUATION        AMORTIZED              Amortized
                                                COST         ALLOWANCES          COST                  Cost
                                           ---------------  -------------   ---------------    ----------------------

Fixed maturities(1)......................  $   21,909.3    $        -        $    21,909.3     $       23,719.1
Mortgages................................       4,722.8            38.4            4,684.4              4,974.2
Equity real estate.......................       1,139.6            92.5            1,047.1              1,251.2
Other equity investments.................         896.6             -                896.6                826.2
Policy loans.............................       4,038.2             -              4,038.2              3,851.2
Cash and short-term investments..........         691.1             -                691.1              1,220.6
                                           ---------------  -------------   ---------------    ----------------------
Total....................................  $   33,397.6    $      130.9      $    33,266.7     $       35,842.5
                                           ===============  =============   ===============    ======================

(1) Excludes unrealized losses of $669.6 million and unrealized gains of $896.4 million in fixed maturities classified as available for sale at September 30, 2000 and December 31, 1999, respectively.

INVESTMENT RESULTS OF GENERAL ACCOUNT INVESTMENT ASSETS


                                                       INVESTMENT RESULTS BY ASSET CATEGORY
                                                               (DOLLARS IN MILLIONS)

                                  THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                         ---------------------------------------------------  ---------------------------------------------------
                                  2000                       1999                      2000                       1999
                         ------------------------  -------------------------  ------------------------   ------------------------
                            (1)                       (1)                        (1)                        (1)
                           YIELD       AMOUNT        YIELD        AMOUNT        YIELD       AMOUNT         YIELD      AMOUNT
                         ---------- -------------  ----------- -------------  ---------- -------------   --------- --------------
FIXED MATURITIES:
  Income..............      8.01%   $    441.2        8.01%    $    465.2        8.01%   $   1,363.5     $  7.90%  $   1,362.1
  Investment
    gains/(losses)....     (1.26)%       (67.6)      (0.84)%        (47.5)      (1.40)%       (232.7)      (1.17)%      (196.8)
                         ---------- -------------  ----------- -------------  ---------- -------------   --------- --------------
  Total...............      6.75%   $    373.6        7.17%    $    417.7        6.61%   $   1,130.8        6.73%  $   1,165.3
  Ending assets(2)....              $ 22,201.4                 $ 24,337.4                $  22,201.4               $  24,337.4
MORTGAGES:
  Income..............      8.63%   $     97.9        8.30%    $     99.3        8.54%   $     297.5        8.71%  $     301.5
  Investment
    gains/(losses)....     (0.30)%        (3.3)      (0.07)%          (.8)      (0.14)%         (4.8)      (0.11)%        (3.4)
                         ---------- -------------  ----------- -------------  ---------- -------------   --------- --------------
  Total...............      8.33%   $     94.6        8.23%    $     98.5        8.40%   $     292.7        8.60%  $     298.1
  Ending assets(3)....              $  4,715.8                 $  4,942.3                $   4,715.8               $   4,942.3
EQUITY REAL
  ESTATE:
  Income(4)...........      7.18%   $     14.6        8.35%    $     27.1        8.03%   $      53.9        7.61%  $      75.3
  Investment
    gains/(losses)....     (3.69)%        (7.4)      (0.41)%         (1.3)      (1.49)%         (9.8)       1.69%         16.2
                         ---------- -------------  ----------- -------------  ---------- -------------   --------- --------------
  Total...............      3.49%   $      7.2        7.94%    $     25.8        6.54%   $      44.1        9.30%  $      91.5
  Ending assets(4)....              $    803.5                 $  1,318.5                $     803.5               $   1,318.5
OTHER EQUITY
  INVESTMENTS:
  Income..............     12.47%   $     28.4       11.53%    $     23.1       33.35%   $     199.1       26.73%  $     153.3
  Investment
    gains/(losses)....     (0.32)%        (0.7)       5.40%          10.2       (4.31)%        (23.5)      17.25%         86.4
                         ---------- -------------  ----------- -------------  ---------- -------------   --------- --------------
  Total...............     12.15%   $     27.7       16.93%    $     33.3       29.04%   $     175.6       43.98%  $     239.7
  Ending assets(5)....              $    974.8                 $    807.2                $     974.8               $     807.2
POLICY LOANS:
  Income..............      6.68%   $     64.6        6.90%    $     63.3        6.71%   $     191.5        6.77%  $     184.8
  Ending assets.......              $  4,038.2                 $  3,812.1                $   4,038.2               $   3,812.1
CASH AND SHORT-TERM
  INVESTMENTS:
  Income..............      9.06%   $     13.5        7.80%    $     15.8       10.46%   $      57.8        7.38%  $      51.8
  Ending assets(6)....              $    707.0                 $    982.0                $     707.0               $     982.0
EQUITABLE LIFE
  DEBT AND OTHER:
  Interest expense
    and other.........      6.36%   $    (13.3)       7.18%    $    (11.2)       7.53%   $     (40.8)       8.40%  $     (38.6)
  Ending liabilities..              $ (1,125.3)                $   (692.4)               $  (1,125.3)              $    (692.4)
TOTAL:
  Income(7)...........      8.10%   $    646.9        8.03%    $    682.6        8.62%   $   2,122.5        8.28%  $   2,090.2
  Investment
    gains/(losses)....     (1.01)%       (79.0)      (0.47)%        (39.4)      (1.13)%       (270.8)      (0.40)%       (97.6)
                         ---------- -------------  ----------- -------------  ---------- -------------   --------- --------------
  Total(8)............      7.09%   $    567.9        7.56%    $    643.2        7.49%   $   1,851.7        7.88%  $   1,992.6
  Ending net assets...              $ 32,315.4                 $ 35,507.1                $  32,315.4               $  35,507.1


(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.
(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $211.2 million and $139.0 million, and include accrued income of $372.4 million and $399.0 million, amounts due from securities sales of $115.7 million and $50.9 million and other assets of $15.2 million and $19.7 million as of September 30, 2000 and 1999, respectively.
(3) Mortgage investment assets include accrued income of $58.7 million and $61.2 million and are adjusted for related liability balances of $(27.3) million and $(25.8) million as of September 30, 2000 and 1999, respectively.
(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $251.4 million and $280.8 million, and include accrued income of $16.3 million and $28.5 million and are adjusted for related liability balances of $(8.5) million and $(1.6) million as of September 30, 2000 and 1999, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $4.4 million, $3.9 million, $12.3 million and $15.0 million for the third quarter and first nine months of 2000 and of 1999, respectively.
(5) Other equity investment assets include adjustment for accrued income and pending settlements of $7.3 million and $1.2 million as of September 30, 2000 and 1999, respectively.
(6) Cash and short-term investments are shown net of financing arrangements of $0.0 million and $(107.1) million and other adjustments for accrued income and cash in transit of $15.9 million and $30.0 million as of September 30, 2000 and 1999, respectively.
(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $15.0 million, $14.2 million, $46.9 million and $47.5 million for the third quarters and first nine months of 2000 and of 1999, respectively. Investment income is shown net of depreciation of $5.5 million, $6.2 million, $16.2 million and $16.8 million for the same respective periods.
(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 6.85% and 7.29%, 7.26% and 7.62% for the third quarter and the first nine months of 2000 and of 1999, respectively.

Fixed Maturities. Fixed maturities consist largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. At September 30, 2000 and December 31, 1999, respectively, 76.1% and 76.9% of total fixed maturities were publicly traded; 81.5% and 87.4% of below investment grade securities were also publicly traded. The $232.7 million of investment losses in the first nine months of 2000 were due to $136.3 million of writedowns primarily on high yield and emerging market securities and $96.4 million of losses on sales.

                                       FIXED MATURITIES BY CREDIT QUALITY
                                                  (IN MILLIONS)

                                              SEPTEMBER 30, 2000                       December 31, 1999
                                       --------------------------------------   -------------------------------------
                   RATING AGENCY
  NAIC              EQUIVALENT               AMORTIZED           ESTIMATED          Amortized            Estimated
 RATING             DESIGNATION                COST             FAIR VALUE            Cost               Fair Value
--------------  -------------------    -----------------    -----------------   ------------------   ----------------

     1-2        Aaa/Aa/A and Baa......  $     19,168.3       $    18,859.6       $    20,561.4        $   19,973.0
     3-6        BBa and lower.........         2,740.9             2,380.0             3,157.7             2,849.7
                                       -----------------    -----------------   ------------------   ----------------
Total Fixed Maturities...............   $     21,909.2       $    21,239.6       $    23,719.1            22,822.7
                                       =================    =================   ==================   ================

At September 30, 2000, AXA Financial held mortgage pass-through securities with an amortized cost of $2.39 billion, $2.41 billion of CMOs, including $1.98 billion in publicly-traded CMOs, and $1.15 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $202.4 million (0.9% of the amortized cost of this category) and $169.7 million (0.8%) at September 30, 2000, respectively, compared to $154.0 million (0.6%) and $42.7 million (0.2%) at December 31, 1999, respectively.

Mortgages. Mortgages consist of commercial and agricultural loans. At September 30, 2000, commercial mortgages totaled $2.76 billion (58.4% of the amortized cost of the category) and agricultural loans were $1.97 billion (41.6%).

              PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED MORTGAGES
                                 AMORTIZED COST
                                 ( IN MILLIONS)

                                                                                 SEPTEMBER 30,       December 31,
                                                                                     2000                1999
                                                                                ----------------   -----------------

COMMERCIAL MORTGAGES..........................................................  $   2,757.0        $    3,048.2
Problem commercial mortgages..................................................         60.1                  .5
Potential problem commercial mortgages........................................         52.7               120.6
Restructured commercial mortgages.............................................        125.0               130.7

AGRICULTURAL MORTGAGES........................................................  $   1,965.6        $    1,957.4

The original weighted average coupon rate on the $125.0 million of restructured mortgages was 8.9%. As a result of these restructurings, the restructured weighted average coupon rate was 8.1% and the restructured weighted average cash payment rate was 8.5%.

At September 30, 2000 and 1999, respectively, management identified impaired mortgage loans with carrying values of $138.4 million and $178.1 million. The provisions for losses for these impaired mortgage loans were $25.0 million and $34.8 million at September 30, 2000 and 1999, respectively. For the first nine months of 2000 and of 1999, respectively, income accrued on these loans was $9.8 million and $11.6 million, including cash received of $8.8 million and $11.6 million.

For the first nine months of 2000, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $294.0 million. In addition, $192.0 million of commercial mortgage loan maturity payments were scheduled: $181.8 million were paid as due and $10.2 million were granted short-term extensions.

Equity Real Estate. As of September 30, 2000, on the basis of amortized cost, the equity real estate category included $723.0 billion (63.4%) acquired as investment real estate and $416.6 million (36.6%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first nine months of 2000 and 1999, respectively, proceeds from the sale of equity real estate totaled $195.7 million and $257.6 million, and gains of $33.4 million and $36.9 million were recognized. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $85.4 million and $95.7 million, respectively.

At September 30, 2000, the vacancy rate for AXA Financial's office properties was 7.0% in total, with a vacancy rate of 6.1% for properties acquired as investment real estate and 13.6% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.7% (as of June 30, 2000) as measured by CB Richard Ellis.

Other Equity Investments. Other equity investments consist of private equity, LBO, mezzanine, venture capital and other limited partnership interests ($669.0 million or 68.6% of the amortized cost of this portfolio at September 30, 2000), alternative limited partnerships ($192.7 million or 19.8%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities. Alternative funds utilize trading strategies that may be leveraged; they attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Other equity investments can produce significant volatility in investment income since they predominantly are accounted for in accordance with the equity method which treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to the General Account. Effective January 1, 1999, all investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios were designated as "trading securities" for purposes of classification under SFAS No. 115. Investment gains of $83.5 million and $3.8 million, respectively, were recognized at that date on the two portfolios. Changes in the investments' fair value are included in investment income. Returns on equity investments are very volatile and investment results for any period are not representative of any other period.

LIQUIDITY AND CAPITAL RESOURCES

In August 2000, the SECT converted 4,020 shares of Series D Convertible Preferred Stock equivalent to 1.6 million shares of Common Stock. The Holding Company, as part of its stock repurchase program, purchased all of these shares for $80.0 million.

Under the stock repurchase program authorized by its Board of Directors, the Holding Company repurchased approximately 3.6 million shares of Common Stock at a cost of approximately $137.7 million during the first nine months of 2000. The aforementioned SECT share repurchase is included in these totals. Also in September 2000, 200,000 shares of Common Stock subject to put options sold in connection with the repurchase program expired unexercised. No put options remained outstanding at September 30, 2000.

On June 21, 2000, the Holding Company borrowed $1.45 billion from Bank of America N.A. pursuant to a promissory note with an annual interest rate of 7.06% and maturing on September 22, 2000. The proceeds from the borrowing and available cash were used by the Holding Company to purchase 32.6 million new Alliance Units. Alliance used the cash proceeds primarily to fund the cash portion of the consideration of its fourth quarter acquisition of the assets and liabilities of Bernstein (see "Combined Operating Results by Segment - Investment Management"). In July 2000, the Holding Company issued $480.0 million 7.75% Senior Notes due 2010 under its March 1998 shelf registration. Substantially all of the net proceeds of $472.7 million was used to repay a portion of the $1.45 billion borrowing incurred in connection with the Bernstein acquisition. In September 2000, the Holding Company negotiated a $1.00 billion, 364-day revolving credit facility to replace the Bank of America N.A. promissory note. At September 30, 2000, $1.00 billion was outstanding under the facility with an annual interest rate of 6.80%.

Equitable Life paid a $150.0 million shareholder dividend in May 2000, followed by a $100.0 million shareholder dividend in September 2000.

Equitable Life has a commercial paper program with an issue limit of up to $1.00 billion. This program is available for general corporate purposes. On June 30, 2000, Equitable Life renewed its $350.0 million bank 5-year credit facility and its $350.0 million 364-day credit facility. These credit facilities support the commercial paper program. Equitable Life uses this program from time to time in its liquidity management. At September 30, 2000, $523.7 million was outstanding under the commercial paper program; there were no amounts outstanding under the credit facilities.

At September 30, 2000, Alliance had $471.8 million of commercial paper and ECNs, borrowings under the revolving credit facilities of $48.0 million and a $3.1 million note outstanding. In October 2000, Alliance entered into a $250 million two-year revolving credit facility using terms substantially similar to the $425 million and $200 million revolving credit facilities. The revolving credit facilities will be used to provide back-up liquidity for Alliance's commercial paper program, to fund commission payments to financial intermediaries for the sale of certain mutual funds and for general working capital purposes. The revolving credit facilities contain covenants that, among other things, require Alliance to meet certain financial ratios.

CONSOLIDATED CASH FLOWS

The net cash used by operating activities was $1.27 billion for the first nine months of 2000 compared to net cash provided by operating activities of $377.7 million for the first nine months of 1999.

Net cash provided by investing activities was $328.9 million for the first nine months of 2000 as compared to $1.78 billion for the same period in 1999. Cash provided by investing activities during the first nine months of 2000 primarily was attributable to the decrease in invested assets as investment sales, maturities and repayments exceeded purchases by approximately $2.22 billion. Partially offsetting this decrease was a $1.76 billion increase in short-term investments principally at Alliance related to funds used to complete the Bernstein acquisition in October 2000. In 1999, investment purchases exceeded sales, maturities and repayments by $1.48 billion.

Net cash provided by financing activities totaled $646.2 million for the first nine months of 2000 as compared to $762.7 million in the first nine months of 1999. Net cash provided by financing activities during the first nine months of 1999 primarily resulted from a $1.53 billion increase in short-term financing, principally due to amounts outstanding under the various credit facilities discussed above. Net additions to long-term debt provided $476.3 million primarily due to the additional Holding Company debt issued in third quarter 2000. Withdrawals from policyholders' account balances exceeded deposits by $1.12 billion during the first nine months of 2000. During the 1999 period, the $536.8 million excess of deposits to policyholders' account balances over withdrawals and the net increase of $454.7 million in short-term financings were partially offset by $167.8 million in treasury stock purchases.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first nine months of 2000 of $299.7 million to $496.3 million.

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

MARKET RISK. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management and investment management activities. Primary market risk exposures exist in the Financial Advisory/Insurance segment and result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the MD&A and in Note 15 of Notes to Consolidated Financial Statements attached as Exhibit
99.3 and Exhibit 99.1, respectively, to the November 2000 Form 8-K.

Following the sale of its majority shareholdings in DLJ and the sale of $1.18 billion of Credit Suisse Group common stock ("CSG Shares"), AXA Financial holds CSG Shares with a market value approximating $3.69 billion as of November 3, 2000. Any change in the market value of the CSG Shares may affect earnings.

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

OTHER DISCONTINUED OPERATIONS. The determination of the allowance for future losses for the discontinued Wind-Up Annuities and GIC lines of business continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See "Discontinued Operations" in the 1999 Form 10-K for further information including a discussion of significant reserve strengthening in 1997 and the assumptions used in making cash flow projections.

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

FUTURE ACCOUNTING PRONOUNCEMENTS. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements attached as Exhibit 99.1 to the November 2000 Form 8-K for pronouncements issued but not implemented. In addition, members of the NAIC approved its Codification project providing regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. In February 2000, the Superintendent indicated the New York Insurance Department intends to proceed with implementation of Codification rules, subject to any provisions in New York statutes which conflict with particular points in the Codification rules. It is not possible to predict in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

REGULATION. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and customer privacy. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Quantitative and Qualitative Disclosures About Market Risk" in the MD&A attached as Exhibit 99.3 to the November 2000 Form 8-K.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1999, except as described below:

In Cole, in April 2000, the Appellate Division, First Department unanimously affirmed, with costs, the decisions of the lower court dismissing all of plaintiffs' claims and denying plaintiffs' motion for class certification. In June 2000, the Appellate Division denied plaintiffs' motion for reargument or, in the alternative, leave to appeal to the New York Court of Appeals. In August 2000, plaintiffs moved for leave to appeal to the New York Court of Appeals. This motion has been briefed and is pending before the court.

In Franze, in October 2000, the District Judge affirmed the Magistrate's Report and Recommendation and, accordingly, denied Equitable Life's and EVLICO's motion for summary judgment and granted plaintiffs' motion for class certification. Equitable Life and EVLICO have filed a petition for permission to appeal the order denying summary judgment and granting class certification.

In Kane, plaintiff's claims have been settled on an individual basis and the action has been dismissed.

In Fischel, in June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Briefing has not yet been completed.

In R.S.M., in April 2000, following confirmatory discovery pursuant to the Memorandum of Understanding, plaintiffs indicated that they would proceed with the litigation. In August 2000, plaintiffs filed a first amended and supplemental class action complaint. The amended complaint alleges in connection with the reorganization that, inter alia, the partnership agreement of Alliance Holding was not validly amended, the reorganization of Alliance Holding was not validly effected, the information disseminated to holders of units of limited partnership interests in Alliance Holding was materially false and misleading, and the defendants breached their fiduciary duties by structuring the reorganization in a manner that was grossly unfair to plaintiffs. Plaintiffs seek declaratory, monetary and injunctive relief relating to the allegations contained in the amended complaint. In September 2000, all defendants other than Robert H. Joseph, Jr. filed an answer to the amended complaint denying the material allegations contained therein. In lieu of joining in the answer to the amended complaint, Mr. Joseph filed a motion to dismiss in September 2000. In November 2000, defendants, other than Mr. Joseph, filed a motion to dismiss the amended complaint and their opening brief in support thereto.

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

In June 2000, an action entitled Raymond Patenaude v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Superior Court of California, County of San Diego. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of California under California consumer protection statutes and also asserts individual common-law claims. On behalf of the named plaintiff and the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising. On behalf of the named plaintiff alone, the complaint alleges claims for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. In July 2000, the defendants removed the case to the United States District Court for the Southern District of California and filed a motion to dismiss the complaint. In August 2000, the plaintiff filed a motion to remand the case to state court. By order dated October 11, 2000, the District Court denied plaintiff's motion to remand and granted defendants' motion to dismiss the action. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In October 2000, an action entitled Sham Malhotra, et al. v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law ("GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York. The defendants' time to respond to the complaint has not yet expired. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Court of Appeal which reversed the dismissal by the Superior Court of Orange County, California of an action entitled BT-I v. The Equitable Life Assurance Society of the United States. The action was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges, among other claims, that Equitable Life breached its fiduciary duty as general partner of the limited partnership principally in connection with the 1995 purchase and subsequent foreclosure by Equitable Life on behalf of PPF of the loan which financed the partnership's property. The plaintiff seeks compensatory and punitive damages. In reversing the Superior Court's dismissal of the plaintiff's claims, the Court of Appeal held that a general partner who acquires a partnership obligation breaches its fiduciary duty by foreclosing on partnership assets. The case was remanded to the Superior Court for further proceedings, and in May 2000, the court scheduled a jury trial for February 2001. In August 2000, Equitable Life filed a motion for summary adjudication on plaintiff's claims, based on the purchase and subsequent foreclosure of the loan which financed the partnership's property, for punitive damages. In October 2000, following the issuance of a tentative ruling denying Equitable Life's motion, the Superior Court heard oral argument and took the matter under submission. Also in October 2000, plaintiff filed a motion for leave to file a supplemental complaint to add allegations relating to the post-foreclosure transfer of certain funds from the partnership to Equitable Life. The proposed supplemental complaint alleges, among other things, that such conduct constitutes self-dealing and a breach of fiduciary duty, and seeks compensatory and punitive damages based on such conduct. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Following the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of AXA Financial common stock that it does not already own, the following fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery: Fred Buff v. AXA Financial, Inc., et al., Sarah Wolhendler v. Claude Bebear, et al.; Jerome and Selma Stone v. AXA Financial, Inc., et al.; Louis Deranieri v. AXA Financial, Inc., et al.; Maxine Phillips v. AXA Financial, Inc., et al.; Ruth Ravnitsky v. AXA Financial, Inc., et al.; Richard Kager v. AXA Financial, Inc., et al.; Mortimer Cohen v. AXA Financial, Inc., et al.; Lee Koneche, et al. v. AXA Financial, Inc., et al.; Denver Employees Retirement Plan v. AXA Financial, Inc., et al.; Harry Hoffman v. AXA Financial, Inc., et al.; Joseph Villari v. AXA Financial, Inc., et al.; Max Boimal v. AXA Financial, Inc., et al.; and Jay Gottlieb v. AXA Financial, Inc., et al. AXA Financial, AXA, and directors and/or officers of AXA Financial are named as defendants in each of these lawsuits. The various plaintiffs each purport to represent a class consisting of owners of AXA Financial common stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of AXA Financial. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. It is anticipated that the Delaware suits will be consolidated under the caption Fred Buff v. AXA Financial, Inc., et al. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action; it is captioned Harbor Finance Partners v. AXA Financial, Inc., et al. By agreement, the defendants' time to respond to the complaints in the Delaware and New York actions has been extended indefinitely. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of these cases should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, three putative class action lawsuits have been filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the proposed sale of DLJ because the transaction does not include the sale of DLJdirect tracking stock. These actions are captioned Irvin Woods, et al. v. Joe
L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; and Andrew Loguercio v. Joe L. Roby, et al. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. Named as defendants are AXA Financial, DLJ and the DLJ directors. The complaints assert claims for breaches of fiduciary duties, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The plaintiffs in the Woods case unsuccessfully sought a hearing in connection with their motion for an order enjoining the transaction. The parties in these cases have agreed to extend the time for defendants to respond to the complaints. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of these cases should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, a putative class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Siamac Sedighim v. Donaldson, Lufkin & Jenrette, Inc., et al. This action challenges the proposed sale of DLJ (for omitting the DLJdirect tracking stock) also alleges claims relating to the initial offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by the proposed sale of DLJ (with respect to all other claims). Named as defendants are AXA Financial, Equitable Life, AXA S.A., DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse Group, Diamond Acquisition Corp., and

DLJ's directors. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. The defendants' time to respond has not yet expired. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In the Alliance North American Government Income Trust action, on August 3, 2000, the court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the fund had thirty days from the date the order became final to appeal the order. The order became final on September 6, 2000. Management of Alliance Holding and Alliance do not expect that the settlement will have a material adverse effect on Alliance Holding's or Alliance's results of operations or financial condition.

Since AXA Financial sold its interest in DLJ to the Credit Suisse Group on November 3, 2000, AXA Financial will no longer disclose in its Exchange Act reports and filings legal proceedings and related matters arising out of DLJ's and its subsidiaries' operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               Exhibit 27      Financial Data Schedule

          (b)  Reports on Form 8-K

          On July 24, 2000, the Holding Company filed a Current Report on Form 8-K reporting recent developments.

          On August 1, 2000, the Holding Company filed a Current Report on Form 8-K attaching certain exhibits relating to the July 2000 Senior Debt offering.

          On August 30, 2000, the Holding Company filed a Current Report on Form 8-K reporting an agreement to sell DLJ and AXA Group's offer to purchase the minority interest shares of the Holding Company (as amended September 1, 2000).

          On October 18, 2000, the Holding Company filed a Current Report on Form 8-K reporting the Board of Directors' approval of an improved tender offer from AXA Group to acquire the minority interest shares of the Holding Company.

          On November 14, 2000, the Holding Company filed a Current Report on Form 8-K reporting the sale of DLJ.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 10, 2000        AXA FINANCIAL, INC.



                                  By: /s/Stanley B. Tulin
                                     ------------------------------------------
                                     Name:   Stanley B. Tulin
                                     Title:  Vice Chairman of the Board and
                                             Chief Financial Officer

Date:    November 10, 2000            /s/Alvin H. Fenichel
                                     ------------------------------------------
                                     Name:   Alvin H. Fenichel
                                     Title:  Senior Vice President and
                                             Controller