Form 10-K
period 2000-12-31
AXA FINANCIAL INC
filed 2001-03-30
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     X               OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on
            Title of each class                      which registered
----------------------------------------  --------------------------------------
                 None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

No  voting  or  non-voting   common   equity  of  the   registrant  is  held  by
non-affiliates of the registrant as of March 23, 2001.

As of March 23, 2001, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

                                TABLE OF CONTENTS
Part I                                                                  Page

Item 1.     Business...................................................  1-1
            Overview...................................................  1-1
            Recent Events..............................................  1-1
            Segment Information........................................  1-2
            Discontinued Operations....................................  1-5
            General Account Investment Portfolio.......................  1-5
            Employees and Financial Professionals......................  1-6
            Competition................................................  1-6
            Regulation.................................................  1-7
            Parent Company.............................................  1-8

Item 2.     Properties.................................................  2-1
Item 3.     Legal Proceedings..........................................  3-1
Item 4.     Submission of Matters to a Vote of Security Holders*.......  4-1

Part II

Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters......................................  5-1
Item 6.     Selected Financial Data*...................................  6-1
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations ("Management Narrative").......  7-1
Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk.....................................................  7A-1
Item 8.     Financial Statements and Supplementary Data................  FS-1
Item 9.     Changes In and Disagreements With Accountants On Accounting
              and Financial Disclosure.................................  9-1

Part III

Item 10.    Directors and Executive Officers of the Registrant*........  10-1
Item 11.    Executive Compensation*....................................  11-1
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management*..............................................  12-1
Item 13.    Certain Relationships and Related Transactions*............  13-1

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.................................................  14-1

Signatures  ...........................................................  S-1
Index to
Exhibits    ...........................................................  E-1


*Omitted pursuant to General Instruction I to Form 10-K

Part I, Item 1.


                                   BUSINESS 1

Overview

AXA Financial is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. It is one of the world's largest asset managers, with total assets under management of approximately $483.08 billion at December 31, 2000. AXA Financial conducts operations in two business segments. The financial advisory and insurance business conducted by AXA Advisors, AXA Network and Equitable Life and their subsidiaries is reported in the Financial Advisory/Insurance segment. The investment management business conducted by Alliance Capital Management L.P., a Delaware limited partnership ("Alliance"), is reported in the Investment Management segment. For additional information on AXA Financial's business segments, see the management narrative ("Management Narrative") provided in lieu of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Operating Results by Segment" and Notes 1 and 21 of Notes to Consolidated Financial Statements. Operating results and segment information are presented on a basis which adjusts amounts as reported in the consolidated GAAP financial statements to include Other Discontinued Operations and to exclude investment gains/losses, net of related DAC and other charges, and the effect of unusual or non-recurring events and transactions. For additional information relating to these adjustments, see "Management Narrative - General". AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's sole shareholder. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934 and files annual reports on Form 20-F. See "Parent Company".

Recent Events

In July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written disability income business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services. The transfer of risk to Centre Life was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period.

In October 2000, Alliance completed its acquisition of Sanford C. Bernstein, Inc. ("Bernstein") for an aggregate value of $3.50 billion ($1.48 billion in cash and 40.8 million newly issued Alliance Units). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately
32.6 million newly issued  Alliance  Units for $1.60  billion in June 2000.  AXA
Financial's consolidated economic interest in Alliance was approximately 53% upon consummation of the Bernstein acquisition.

[FN]
1 As used in this Form 10-K, the term "AXA Financial" refers to AXA Financial, Inc., a Delaware corporation (the "Holding Company") formerly known as The Equitable Companies Incorporated, and its consolidated subsidiaries. The term "Holding Company Group" refers collectively to the Holding Company and to its non-operating subsidiaries, The Equitable Companies Incorporated Stock Trust (the "SECT"), AXA Client Solutions, LLC, a Delaware limited liability company ("AXA Client Solutions") and, until December 31, 2000, EQ Asset Trust 1993. The term "Financial Advisory/Insurance Group" refers collectively to The Equitable Life Assurance Society of the United States ("Equitable Life"), a New York stock life insurance corporation, to Equitable Life's wholly owned subsidiaries, The Equitable of Colorado, Inc. ("EOC") and Equitable Distributors, Inc. ("EDI"), to AXA Advisors, LLC, a Delaware limited liability company ("AXA Advisors"), and to AXA Network, LLC, a Delaware limited liability company and its subsidiaries (collectively "AXA Network"). The term "Insurance Group" refers collectively to Equitable Life and certain of its subsidiaries engaged in insurance-related businesses. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life and EOC and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of Equitable Life excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-Up Annuity line of business ("Other Discontinued Operations").

                                      1-1

On November 3, 2000, AXA Financial sold its 63.0% interest in Donaldson, Lufkin & Jenrette, Inc. ("DLJ") to Credit Suisse Group ("CSG"). AXA Financial received $2.29 billion in cash and $4.86 billion (or 25.2 million shares) in CSG common stock. The value of the stock consideration was based on the exchange rate and stock price at the time the transaction closed. CSG repurchased $1.18 billion (6.3 million shares) of its common stock from AXA Financial at closing, and AXA Financial has since disposed of all of the CSG common stock acquired in the transaction.

In November 2000, AXA and AXA Merger Corp. (a wholly owned subsidiary of AXA) commenced a joint exchange offer for all outstanding publicly held shares of common stock of the Holding Company for 0.295 of an American Depositary Share of AXA and $35.75 net to the seller in cash per Holding Company common share. After giving effect to the acquisition of Holding Company shares tendered during the initial and subsequent offering periods, AXA and its subsidiaries owned approximately 92.4% of the issued and outstanding Holding Company shares as of December 31, 2000. On January 2, 2001, AXA Merger Corp. was merged with and into the Holding Company, resulting in the Holding Company becoming a wholly owned subsidiary of AXA.

In recent years AXA Financial has implemented a number of strategic initiatives. In 1999, the Holding Company changed its name to "AXA Financial, Inc." to better communicate the broad range of products and services offered by its subsidiaries and to embody the positive attributes of a global company with significant resources. AXA Advisors, the successor to EQ Financial Consultants, Inc., is a significant new brand for AXA Financial that focuses on the development and management of retail customer relationships with a greater emphasis on advice and financial planning. AXA Network, successor to EquiSource of New York, Inc. and its subsidiaries, was established in first quarter 2000 as an insurance general agency for the sale, on a retail basis, of insurance products of Equitable Life and unaffiliated insurance companies.

Segment Information

Financial Advisory/Insurance

The Financial Advisory/Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products and asset management services to individuals, small groups, small and medium-size businesses, state and local governments and not-for-profit organizations, as well as financial planning services to individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual and group insurance and annuity products. The Financial Advisory/Insurance segment accounted for approximately $5.85 billion (or 70.8% of total segment revenues, after intersegment eliminations) for the year ended December 31, 2000. Financial Advisory/Insurance segment products are marketed on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by AXA Advisors, a broker-dealer, and AXA Network, an insurance general agency, through more than 7,500 financial professionals. In addition, EDI, a broker-dealer subsidiary of Equitable Life, distributes Equitable Life products on a wholesale basis through major securities firms, other broker-dealers and banks. Association plans are marketed directly to clients by the Insurance Group. As of December 31, 2000, the Insurance Group had more than three million policy and contractholders. Equitable Life, which was established in the State of New York in 1859, is among the largest life insurance companies in the United States. For additional information on this segment, see "Management Narrative - Combined Operating Results by Segment - Financial Advisory/Insurance", Note 21 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

Products and Services. The Financial Advisory/Insurance Group offers a portfolio of insurance, annuity and investment products and services, including financial planning services, an asset management account and money management products, designed to meet a broad range of its customers' needs throughout their financial life-cycles. The focus on financial planning is intended to add significant value to client service and provides a foundation for building long-term relationships with customers by identifying a customer's financial goals in light of his or her unique situation. Insurance products include individual variable and interest-sensitive life insurance policies and variable annuity contracts, which in 2000 accounted for 18.2% and 66.6%, respectively of total life insurance and annuity sales. The Insurance Group is among the country's leading issuers of variable life insurance and variable annuity products.

                                      1-2

Variable life insurance products include Incentive Lifesm, Equitable Life's flagship life insurance product, as well as a second-to-die policy and a product for the corporate owned life insurance ("COLI") market. Equitable Life also offers traditional whole life insurance, universal life insurance and term life insurance policies.

Variable annuity products include Equi-Vest(R) and Accumulatorsm, which are individual variable deferred annuities, and the Momentumsm series of group annuities for the employer retirement plan market. Individual deferred annuities may be purchased on either a single or flexible premium basis; group annuities generally have recurring premium from the retirement plans they fund. Most individual variable annuity products offer one or more enhanced features, such as an extra-credit to the initial account value, a dollar cost averaging account that pays an above-market rate of interest while new money is being transferred into investment portfolios, an enhanced death benefit (Protection Plus(R)) and Equitable Life's baseBuilder(R) minimum guaranteed income benefit. Equitable Life also offers individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rates, and payout annuity products which include traditional life annuities, variable life annuities, which provide lifetime periodic payments that fluctuate with the performance of underlying investment portfolios, and the Income Managersm, which provides guaranteed lifetime payments with cash values during an initial period.

The continued growth of third-party assets under management remains a strategic objective of AXA Financial, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward). Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $30.29 billion to $43.45 billion at December 31, 2000, including approximately $41.43 billion invested through EQ Advisors Trust ("EQAT"), a mutual fund offering variable life and annuity contractholders investment portfolios advised by Alliance and by unaffiliated investment advisors. At December 31, 2000, EQAT had 44 investment portfolios, 16 of which were managed by Alliance, representing 81.2% of the assets in EQAT, and 28 of which were managed by unaffiliated investment advisors. Equitable Life serves as Investment Manager of EQAT and is in the process of developing a brand of retail mutual funds.

In addition to products issued by the Insurance Group, financial professionals have access to products and services from unaffiliated insurers and from other financial services firms, including life, health and long-term care insurance products, annuity products and mutual funds and other investment products and services.

Markets. The Financial Advisory/Insurance Group's targeted customers include affluent and emerging affluent individuals who are seeking financial planning advice, such as professionals and owners of small businesses, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable life insurance is targeted particularly at executive benefit plans, the estate planning market and the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income life protection markets. Target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans covering 25 to 3,000 employees) and the IRA retirement planning market. The Income Manager series of annuity products includes products designed to address the growing market of those at or near retirement who need to convert retirement savings into retirement income. Mutual funds and other investment products are intended for new and existing financial planning, annuity and brokerage clients to add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

Distribution. Retail distribution of products and services is accomplished by more than 7,500 financial professionals of AXA Advisors and/or AXA Network organized into 18 geographic regions across the United States. Wholesale distribution of products is undertaken through EDI, which at year end 2000 had 461 selling agreements, including arrangements with five major securities firms, 61 banks or similar financial institutions, and 395 broker-dealers. Three major securities firms were responsible for approximately 18.0%, 11.2% and 6.4%
respectively of EDI's 2000 premiums. In 2000, EDI was responsible for approximately 40.3% of product sales.


                                      1-3

Reinsurance. The Insurance Group now cedes 90% of mortality risk on substantially all new variable life, universal life and term life policies, and generally limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. New policies are automatically reinsured, subject to limits that range from $25.0 million to $50.0 million per policy, depending upon the product. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. Therefore, the Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 2% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is limited to $5.0 million on single-life policies and on second-to-die policies. For additional information on the Insurance Group's reinsurance agreements, see Note 14 of Notes to Consolidated Financial Statements.

Investment Management

General. The Investment Management segment comprises the operations of Alliance, which provides diversified investment management and related services to the Insurance Group and to a broad range of other clients, including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds, and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of Alliance's mutual fund marketing department and "wrap" products and (d) institutional investors by means of in-depth research, portfolio strategy trading and brokerage-related services. Alliance and its subsidiaries provide investment management, distribution and shareholder and administrative services to the mutual funds described in this paragraph. The acquisition of Bernstein, a leading value investment manager, complements Alliance's growth investment orientation, adds significantly to the base of high net worth clients and provides Alliance with a new institutional research function. The Investment Management segment in 2000 accounted for approximately $2.53 billion (or 30.6% of total segment revenues, after intersegment eliminations). As of December 31, 2000, Alliance had approximately $453.68 billion in assets under management including approximately $253.54 billion from institutional investors, $36.83 billion for private clients and approximately $163.31 billion from retail mutual fund accounts. As of December 31, 2000, assets of AXA and the Insurance Group, including investments in EQAT, represented approximately 15% of Alliance's total assets under management, and approximately 6% of Alliance's total revenues.

Interest in Alliance. At December 31, 2000, the Holding Company, Equitable Life and certain subsidiaries had combined holdings equaling an approximate 53% economic interest in Alliance's operations, including the general partnership interest held indirectly by Equitable Life as the sole shareholder of the general partner of Alliance Holding and Alliance. Alliance Holding is subject to an annual 3.5% Federal tax on its proportionate share of the gross business income of Alliance. Alliance, as a private partnership, is not subject to this 3.5% tax. Alliance Holding and Alliance are generally not subject to state and local income taxes, with the exception of the New York City unincorporated business tax of 4%.

For additional information about Alliance, including its results of operations, see "Regulation" and "Management Narrative - Combined Results of Operations by Segment - Investment Management" and Alliance's Annual Report on Form 10-K for the year ended December 31, 2000.

                                      1-4

Assets Under Management and Fees. AXA Financial continues to pursue its strategy of increasing third party assets under management. The Investment Management segment continues to add third party assets under management, and to provide asset management services to the Insurance Group. Of the $483.08 billion of assets under management at December 31, 2000, $445.34 billion (or 92.2%) were managed for third parties, including $393.63 billion from unaffiliated third parties and $51.71 billion for the Insurance Group's Separate Accounts, and $37.74 billion were managed principally for the Insurance Group General Account and invested assets of subsidiaries. Of the $1.69 billion of fees for assets under management received for the year ended December 31, 2000, $1.65 billion were received from third parties, including $1.54 billion from unaffiliated third parties and $113.3 million in respect of Separate Accounts, and $38.6 million in respect of the General Account. For additional information on assets under management, see "Management Narrative - Combined Operating Results by Segment - Assets Under Management".

Discontinued Operations

In November 2000, AXA Financial sold its interest in DLJ. DLJ's operations comprised the Investment Banking and Brokerage segment and are now reflected in the consolidated financial statements as discontinued operations. Other Discontinued Operations includes primarily Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. At December 31, 2000, $966.8 million of contractholder liabilities were outstanding. For additional information about discontinued operations, see Note 8 of Notes to Consolidated Financial Statements.

General Account Investment Portfolio

General. The Insurance Group's General Accounts consist of a diversified portfolio of investments. The General Account liabilities can be divided into two primary types, participating and non-participating. For participating products, the investment results of the underlying assets determine, to a large extent, the return to the policyholder, and the Insurance Group's profits are earned from investment management, mortality and other charges. For non-participating or interest-sensitive products, the Insurance Group's profits are earned from a positive spread between the investment return and the crediting or reserve interest rate.

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

The Closed Block assets are a part of continuing operations and have been combined in the Management Narrative on a line-by-line basis with assets outside of the Closed Block. Therefore, the Closed Block assets are included in the table below. Most individual investments in the portfolios of Other Discontinued Operations are also included in General Account Investment Assets. For more information on the Closed Block, see Notes 2 and 7 of Notes to Consolidated Financial Statements.


                                      1-5

The following table summarizes General Account Investment Assets by asset category at December 31, 2000.

                        General Account Investment Assets
                               Net Amortized Cost
                              (Dollars in Millions)

                                                 Amount             % of Total
                                            ------------------   ------------------
Fixed maturities(1)....................     $      21,477.0              61.8%
Mortgages..............................             5,090.8              14.6
Equity real estate.....................             1,025.5               3.0
Other equity investments...............             1,000.4               2.9
Policy loans...........................             4,034.0              11.6
Cash and short-term investments(2).....             2,136.3               6.1
                                            ------------------   ------------------
Total..................................     $      34,764.0             100.0%
                                            ==================   ==================

(1) Excludes unrealized gains of $48.4 million on fixed maturities classified as available for sale. Fixed maturities includes approximately $2.20 billion net amortized cost of below investment grade securities.
(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

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

Employees and Financial Professionals

As of December 31, 2000, AXA Financial had approximately 9,900 employees. Of these, approximately 5,500 were employed by the Financial Advisory/Insurance
Group and approximately 4,400 were employed by Alliance. In addition, the Financial Advisory/Insurance Group had more than 7,500 financial professionals, including approximately 350 field force managers.

Competition

Financial Advisory/Insurance. There is strong competition among companies seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group. The market for financial planning services has become increasingly competitive because of increased activity by insurance companies, brokerage houses and independent financial planners. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. In addition, there is competition with banks and other financial institutions for sales of insurance, annuity and other investment products and services and with mutual funds, investment advisers and other financial entities for the investment of savings dollars. The principal competitive factors affecting the Financial Advisory/Insurance Group's business are price, financial and claims-paying ratings, size, strength, professionalism and objectivity of the sales force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

Ratings are an important factor in establishing the competitive position of insurance companies. As of December 31, 2000, the financial strength or claims-paying rating of Equitable Life was AA from Standard & Poor's Corporation (3rd highest of 22 ratings), Aa3 from Moody's Investors Service (4th highest of 21 ratings), A+ from A.M. Best Company, Inc. (2nd highest of 16 ratings), and AA from Fitch Investors Service, L.P. (3rd highest of 24 ratings).

Management from time to time explores selective acquisition opportunities in AXA Financial's insurance and investment management businesses.


                                      1-6

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

AXA, AXA Financial, Equitable Life and certain of their direct and indirect subsidiaries provide financial products and services, some of which are competitive with those offered by Alliance. Alliance's partnership agreement specifically allows Equitable Life and its subsidiaries (other than the general partner of Alliance ) to compete with Alliance and to exploit opportunities that may be available to Alliance. In addition, Alliance provides investment management services to unaffiliated insurance companies.

Regulation

State Supervision. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). EOC is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by Equitable Life. Each of Equitable Life and EOC is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of Equitable Life's and EOC's operations and accounts, and make occasional requests for particular information from the Insurance Group. In January 1998 the Florida Attorney General and the Florida Department of Insurance issued subpoenas to Equitable Life, and in December 1999 the Florida Attorney General issued an additional subpoena to Equitable Life, in each case requesting, among other things, documents relating to various sales practices. Equitable Life has responded to the subpoenas. A number of states have enacted legislation requiring insurers who sold policies in Europe prior to and during the Second World War to file information concerning those policies with state authorities. Although Equitable Life intends to comply with these laws with respect to its own activities, the ability of AXA and its European affiliates to comply may be impacted by privacy laws in effect in various European countries, which could result in state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including Equitable Life, even though Equitable Life does not control AXA.

Holding Company and Shareholder Dividend Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as asset transfers, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice or approval by the NYID. Equitable Life has agreed with the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) AXA Client Solutions and the Holding Company (and certain affiliates, including AXA). In 2000 Equitable Life paid shareholder dividends of $250 million, and expects to pay substantial additional dividends in 2001, including $1.5 billion in early April 2001.

                                      1-7

Statutory Surplus and Capital. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting was previously silent and changing certain existing statutory positions. The NYID recently adopted Regulation 72 implementing a version of Codification, effective January 1, 2001, but did not adopt several key provisions of Codification, including deferred income taxes and the establishment of goodwill as an asset. The application of these rules as adopted by New York currently is estimated to have no significant effect on Equitable Life. The Insurance Group expects that statutory surplus after adoption will continue to be in excess of the minimum regulatory risk-based capital levels required to avoid regulatory action.

Federal Initiatives. Although the Federal government generally does not directly regulate the insurance business, many Federal laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal initiatives which may significantly affect the Insurance Group, including employee benefits regulation, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses and the taxation of insurance products. The Administration's tax proposals announced in February 2001 contain provisions which, if enacted, could have an adverse impact on sales of life insurance in connection with estate planning. Other proposals could have a positive impact on funding levels of tax qualified retirement products. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.

Securities Laws. The Holding Company, certain of its subsidiaries, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and makes occasional requests for particular information from the Insurance Group. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). AXA Advisors, EDI, Alliance Fund Distributors, Inc., Sanford C. Bernstein & Co., LLC and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. ("NASD").

Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. The SEC, other governmental regulatory authorities, including state securities administrators, and the NASD may institute administrative or judicial proceedings which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses.

Equitable Life, AXA Advisors, Alliance and certain affiliates of Alliance also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by Alliance, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act. All aspects of the investment advisory activities of Equitable Life, AXA Advisors and Alliance are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business.

Parent Company

AXA, the sole shareholder of the Holding Company, is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities principally in Western Europe, North America, and the Asia/Pacific area and, to a lesser extent, in Africa and South America. AXA is also engaged in asset management, brokerage, real estate and other financial services activities principally in the United States, Western Europe and the Asia/Pacific area.


                                      1-8

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to the Holding Company or any of its subsidiaries.

Voting Trust. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust (Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment dated January 22, 1997, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of the Holding Company's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over the Holding Company or Equitable Life). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person which is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The Voting Trust has an initial term ending in 2002 and is subject to extension with the prior approval of the Superintendent.






                                      1-9

Part I, Item 2.

                                   PROPERTIES

Financial Advisory/Insurance

Equitable Life leases on a long-term basis approximately 830,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as the Holding Company's and Equitable Life's headquarters. Additionally, Equitable Life leases an aggregate of approximately 250,000 square feet of office space at four other locations in New York, NY. Equitable Life also has the following significant leases: 244,000 square feet in Secaucus, NJ under a lease that expires in 2011 for its Annuity Operations use; 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use by its National Operations Center; 104,000 square feet in Alpharetta, GA, under a lease that expires in 2006 for its Distribution Organizations' training and support use; and 67,800 square feet in Leonia, NJ, under a lease that expires in 2009 for its Information Technology processing use. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses sales and distribution operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 19 and 20 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

Investment Management

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. Alliance currently occupies approximately 494,127 square feet of space at this location. Alliance also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY, and approximately 161,340 square feet of space at 767 Fifth Avenue, New York, NY, under leases expiring in 2016, and 2002 and 2005, respectively. Alliance also occupies approximately 4,594 square feet of space at 709 Westchester Avenue, White Plains, NY, 42,254 square feet of space at 925 Westchester Avenue, White Plains, NY, 4,341 square feet of space at One North Broadway, White Plains, NY, and 128,587 square feet of space at One North Lexington, White Plains, NY, under leases expiring in 2008, 2008, 2008 and 2013, respectively. Alliance and two of its subsidiaries occupy approximately 134,211 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

Alliance also leases space in 10 cities in the United States and its subsidiaries and affiliates lease space in London, England, Tokyo, Japan and 24 other cities outside the United States.


                                      2-1

Part I, Item 3.


                                LEGAL PROCEEDINGS


A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997, but whose existence continues for certain limited purposes, including the defense of litigation) and The Equitable of Colorado, Inc. ("EOC"), like other life and health insurers, from time to time are involved in such litigation. Among litigations against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following six paragraphs.

In January 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO since September 30, 1991. The amended complaint alleges that Equitable Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. In May 1999, the Magistrate Judge issued a Report and Recommendation recommending that the District Judge deny Equitable Life's and EVLICO's motion for summary judgment and grant plaintiffs' motion for class certification. In July 1999, Equitable Life and EVLICO filed Objections to the Report and Recommendation and urged that the District Judge reject the Magistrate's recommendations and grant Equitable Life's and EVLICO's motion for summary judgment and deny plaintiffs' motion for class certification. In October 2000, the District Judge affirmed the Magistrate's Report and Recommendation and, accordingly, denied Equitable Life's and EVILCO's motion for summary judgment and granted plaintiffs' motion for class certification. Equitable Life and EVLICO have filed a petition for permission to appeal the order denying summary judgment and granting class certification.

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



                                      3-1

On behalf of the named plaintiff alone, the complaint alleges claims for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. In July 2000, the defendants removed the case to the United States District Court for the Southern District of California and filed a motion to dismiss the complaint. In August 2000, the plaintiff filed a motion to remand the case to state court. In October 2000, the District Court denied plaintiff's motion to remand and granted defendants' motion to dismiss the action. In November 2000, the plaintiff filed a notice of appeal, and the defendants thereafter filed a motion to dismiss the appeal. By order filed in February 2001, defendants' motion to dismiss the appeal was denied; defendants filed a motion for reconsideration in March 2001.

In October 2000, an action entitled Sham Malhotra, et al. v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law ("GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York, and thereafter filed a motion to dismiss. Plaintiffs filed a motion to remand the case to state court.

In March 2001, an action entitled John E. Wood, on behalf of himself and all others similarly situated v. Equitable Variable Life Insurance Company was commenced  in the  Superior  Court  of  California,  County  of San  Diego.  The
plaintiff purports to represent a class consisting of all policyholders with Flexible Premium Variable Life Insurance Policies similar to the plaintiff's policy "issued at any time on or before May 1987 up to the present." The complaint alleges that, beginning in or about July 1991, EVLICO improperly increased the cost of insurance under the policies at issue in order to recover expenses incurred as a result of tax legislation that changed the manner by which life insurance companies could deduct policy acquisition costs. The complaint alleges claims under California common law for breach of contract and breach of the duty of good faith and fair dealing, and, on behalf of the general public, a claim for unfair, deceptive or fraudulent business practices under California consumer protection statutes. The relief requested includes compensatory and punitive damages, injunctive relief, restitution, and attorneys' fees and expenses. EVLICO has not yet responded to the complaint.

In three previously disclosed actions, Sidney C. Cole, et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States and Michael Bradley v. Equitable Variable Life Insurance Company, the parties have agreed to settle the plaintiffs' claims on an individual basis and the actions have been dismissed. In February 2001, the six named plaintiffs in the Duncan case moved, in both the Civil District Court for the Parish of Orleans and the Fourth Circuit Court of Appeal for the State of Louisiana, to set aside the orders of dismissal with prejudice in that case and to reinstate their individual claims. A hearing has been scheduled in the District Court for May 2001.

In October 2000, an action entitled American National Bank and Trust Company of Chicago, as trustee f/b/o Emerald Investments LP and Emerald Investments LP v. AXA Client Solutions, LLC; The Equitable Life Assurance Society of the United States; and AXA Financial, Inc. was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants (i) in connection with certain annuities issued by Equitable Life breached an agreement with the plaintiffs involving the execution of mutual fund transfers, and (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek unspecified lost profits and injunctive relief, punitive damages and attorneys' fees. Plaintiffs also seek return of the withdrawal charges. In February 2001, the District Court granted in part and denied in part defendants' motion to dismiss the complaint. In late March, plaintiffs filed an amended complaint. Defendants have not yet responded.


                                      3-2

On September 12, 1997, the United States District Court for the Northern District of Alabama, Southern Division, entered an order certifying James Brown as the representative of a class consisting of "[a]ll African-Americans who applied but were not hired for, were discouraged from applying for, or would have applied for the position of Sales Agent in the absence of the discriminatory practices, and/or procedures in the [former] Southern Region of AXA Financial from May 16, 1987 to the present." The second amended complaint in James W. Brown, on behalf of others similarly situated v. The Equitable Life Assurance Society of the United States alleges, among other things, that Equitable Life discriminated on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. The court referred the case to mediation, which has been successful. The parties have reached a tentative agreement for the settlement of this case as a nationwide class action. In connection with the proposed settlement, the case will be dismissed in the United States District Court for the Northern District of Alabama, Southern Division and will be refiled in the United States District Court for Georgia, Atlanta Division. The final settlement requires notice to class members and is subject to court approval.

In November 1997, an amended complaint was filed in Peter Fischel, et al. v. The Equitable Life Assurance Society of the United States alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. In March 1999, the United States District Court for the Northern District of California entered an order certifying a class consisting of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. The parties completed discovery in February 2001. In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Briefing has been completed, but the appeal has not yet been decided.

In September 1999, a complaint was filed in an action entitled R.S.M. Inc., et al. v. Alliance Capital Management L.P., et al. in the Chancery Court of the State of Delaware. The action was brought on behalf of a purported class of owners of limited partnership units of Alliance Capital Management Holding L.P. ("Alliance Holding") challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, four Alliance Holding executives, the general partner of Alliance Holding and Alliance, which is a wholly owned indirect subsidiary of Equitable Life, and Alliance, which is the operating partnership whose units are not publicly traded. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege, inter alia, inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding. The complaint seeks, inter alia, payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. In August 2000, plaintiffs filed a first amended and supplemental class action complaint. The amended complaint alleges in connection with the reorganization that, inter alia, the partnership agreement of Alliance Holding was not validly amended, the reorganization of Alliance Holding was not validly effected, the information disseminated to holders of units of limited partnership interests in Alliance Holding was materially false and misleading, and the defendants breached their fiduciary duties by structuring the reorganization in a manner that was grossly unfair to plaintiffs. Plaintiffs seek declaratory, monetary and injunctive relief relating to the allegations contained in the amended complaint. In September 2000, all defendants other than Robert H. Joseph, Jr., filed an answer to the amended complaint denying the material allegations contained therein. In lieu of joining in the answer to the amended complaint, Mr. Joseph filed a motion to dismiss in September 2000. In November 2000, defendants, other than Mr. Joseph, filed a motion to dismiss the amended complaint. In December 2000, plaintiffs filed a motion for partial summary judgment on the claim that the Alliance Holding partnership agreement was not validly amended. Oral argument of the motions was held in January 2001.

In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Court of Appeal which reversed the dismissal by the Superior Court of Orange County, California of an action entitled BT-I v. The Equitable Life Assurance Society of the United
States. The action was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges, among other claims, that


                                      3-3

Equitable Life breached its fiduciary duty as general partner of the limited partnership principally in connection with the 1995 purchase and subsequent foreclosure by Equitable Life on behalf of PPF of the loan which financed the partnership's property. The plaintiff seeks compensatory and punitive damages. In reversing the Superior Court's dismissal of the plaintiff's claims, the Court of Appeal held that a general partner who acquires a partnership obligation breaches its fiduciary duty by foreclosing on partnership assets. The case was remanded to the Superior Court for further proceedings. In August 2000, Equitable Life filed a motion for summary adjudication on plaintiff's claims, based on the purchase and subsequent foreclosure of the loan which financed the partnership's property, for punitive damages. In November 2000, the Superior Court granted Equitable Life's motion as to one of plaintiff's claims, dismissing the claim for punitive damages sought in conjunction with plaintiff's claim for breach of the covenant of good faith and fair dealing. The Superior Court denied Equitable Life's motion with respect to plaintiff's claim for punitive damages sought in conjunction with its claim for breach of fiduciary duty. In March 2001, plaintiff filed an amended supplemental complaint that, among other things, adds allegations that the post-foreclosure transfers of certain funds from the partnership to Equitable Life constitute self-dealing and breach of fiduciary duty. Plaintiff seeks compensatory and punitive damages based on such conduct. Equitable Life has not yet responded to the amended supplemental complaint. A jury trial previously scheduled for February 2001 tentatively has been rescheduled for March 2001.

Subsequent to the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of AXA Financial common stock that it did not already own, the following fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery: Fred Buff v. AXA Financial, Inc., et al., Sarah Wolhendler v. Claude Bebear, et al.; Jerome and Selma Stone v. AXA Financial, Inc., et al.; Louis Deranieri v. AXA Financial, Inc., et al.; Maxine Phillips v. AXA Financial, Inc., et al.; Ruth Ravnitsky v. AXA Financial, Inc., et al.; Richard Kager v. AXA Financial, Inc., et al.; Mortimer Cohen v. AXA Financial, Inc., et al.; Lee Koneche, et al. v. AXA Financial, Inc., et al.; Denver Employees Retirement Plan v. AXA Financial, Inc., et al.; Harry Hoffman v. AXA Financial, Inc., et al.; Joseph Villari v. AXA Financial, Inc., et al.; Max Boimal v. AXA Financial, Inc., et al.; and Jay Gottlieb v. AXA Financial, Inc., et al. AXA Financial, AXA, and directors and/or officers of AXA Financial are named as defendants in each of these lawsuits. The various plaintiffs each purport to represent a class consisting of owners of AXA Financial common stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of AXA Financial. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. The Delaware suits have been consolidated. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action; it is captioned Harbor Finance Partners v. AXA Financial, Inc., et al. In December 2000, the parties to the Delaware suits reached a tentative agreement for settlement and executed a Memorandum of Understanding. Shortly thereafter, agreement was reached with the plaintiff in the New York suit to stay proceedings in New York and to participate in and be bound by the terms of the settlement of the Delaware suits. The settlement, which does not involve any payment by AXA Financial, is subject to a number of conditions, including confirmatory discovery, the preparation of definitive documentation and approval by the Delaware Court of Chancery after a hearing.

Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, four putative class action lawsuits have been filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the sale of DLJ because the transaction did not include the sale of DLJdirect tracking stock. These actions are captioned Irvin Woods, et al. v. Joe L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; Andrew Loguercio v. Joe L. Roby, et al.; and Robert Holschen v. Joe L. Roby, et al. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. Named as defendants are AXA Financial, DLJ and the DLJ directors. The complaints assert claims for breaches of fiduciary duties, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The parties in these cases have agreed to extend the time for defendants to respond to the complaints.

Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, a putative class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Siamac Sedighim v. Donaldson, Lufkin & Jenrette, Inc., et al. This action challenges the sale of DLJ (for omitting the DLJdirect tracking stock) and also alleges Federal securities law claims relating to the initial public offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by



                                      3-4
the sale of DLJ (with respect to all other claims). Named as defendants are AXA Financial, Equitable Life, AXA, DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse Group, Diamond Acquisition Corp., and DLJ's directors. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. In February 2001, defendants moved to dismiss the complaint.

Since AXA Financial sold its interest in DLJ to the Credit Suisse Group on November 3, 2000, AXA Financial will no longer disclose in its Exchange Act reports and filings legal proceedings and related matters arising out of DLJ's and its subsidiaries' operations.

Although the outcome of litigation generally cannot be predicted with certainty, AXA Financial's management believes that (i) the settlement of the Brown litigation will not have a material adverse effect on the consolidated financial position or results of operations of AXA Financial and (ii) the ultimate resolution of the other litigations described above should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

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


             Omitted pursuant to General Instruction I to Form 10-K.



                                      4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


Prior to the close of business on January 2, 2001, the Holding Company's Common Stock was listed on the New York Stock Exchange under the symbol AXF. Following January 2, 2001, all of the Holding Company's Common Stock is owned by AXA and certain of its affiliates.

The dividends declared and the high and low reported closing sales prices on the New York Stock Exchange with respect to the Holding Company's Common Stock for each quarterly period for the two most recent fiscal years were as follows:

                                Common Stock Data

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               2000                2000                2000                2000
-------------------------------------  -----------------  -------------------   ----------------   -----------------
High...............................     $      37.50       $      43.56          $     52.50        $     56.81
Low................................     $      26.13       $      30.31          $     35.00        $     49.69
Dividends Declared.................     $        .025      $        .025         $       .025       $       .025


                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               1999                1999                1999                1999
-------------------------------------  -----------------  -------------------   ----------------   -----------------

High...............................     $      36.16       $      37.28          $     34.59        $     36.13
Low................................     $      28.58       $      30.97          $     26.94        $     25.50
Dividends Declared.................     $        .025      $        .025         $       .025       $       .025


For information on the Holding Company's present and future ability to pay dividends, see "Liquidity and Capital Resources" of Management Narrative (Item 7 of this report).





                                      5-1

Part II, Item 6.

                             SELECTED FINANCIAL DATA

             Omitted pursuant to General Instruction I to Form 10-K.





                                      6-1

Part II, Item 7.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for AXA Financial that follows should be read in conjunction with the consolidated financial statements and related footnotes included elsewhere in this report.

General

The discussions of the Financial Advisory/Insurance and Investment Management segments that follow are presented on pre-tax adjusted earnings basis, which is a non-GAAP measure. Amounts reported in the GAAP financial statements have been adjusted to include Other Discontinued Operations and to exclude the amortization of acquisition related goodwill and intangible assets and investment gains/losses, net of related DAC and other charges, as well as the effect of unusual or non-recurring events and transactions. These adjustments are discussed below. Certain prior period reclassifications have been made to conform the 1999 period with the current presentation. The excluded items are important to an understanding of our overall results of operations. The following table presents AXA Financial's operating results of continuing operations outside of the Closed Block combined on a line-by-line basis with the operating results of both the Closed Block and Other Discontinued Operations. This management narrative addresses the combined operating results unless otherwise noted.

                   AXA Financial - Combined Operating Results
                                  (In Millions)

                                                                                   2000               1999
                                                                             ------------------  ----------------
Operating Results:
  Policy fee income and premiums...........................................  $      2,588.5      $     2,431.2
  Net investment income....................................................         2,930.3            2,943.3
  Commissions, fees and other income.......................................         2,743.6            2,043.8
                                                                             ------------------  ----------------
      Total revenues.......................................................         8,262.4            7,418.3
                                                                             ------------------  ----------------

  Interest credited to policyholders' account balances.....................         1,048.5            1,095.7
  Policyholders' benefits..................................................         2,058.3            2,079.4
  Other operating costs and expenses.......................................         3,438.2            2,873.9
                                                                             ------------------  ----------------
      Total benefits and other deductions..................................         6,545.0            6,049.0
                                                                             ------------------  ----------------
  Pre-tax adjusted earnings before minority interest.......................         1,717.4            1,369.3
  Minority interest........................................................          (286.4)            (216.8)
                                                                             ------------------  ----------------
  Pre-tax adjusted earnings................................................         1,431.0            1,152.5

Pre-tax Adjustments:
  Investment gains (losses), net of related DAC
    and other charges......................................................          (759.7)            (215.1)
  Minority purchase related expenses.......................................          (751.4)               -
  Investment income (loss) on CSG shares...................................          (159.9)               -
  Amortization of goodwill and intangible assets...........................           (48.8)              (3.2)
  Bernstein related closing costs..........................................            (7.0)               -
  Non-recurring DAC adjustments............................................             -               (131.7)
                                                                             ------------------  ----------------
      Total pre-tax adjustments............................................        (1,726.8)            (350.0)
  Minority interest........................................................           286.4              216.8
  Other Discontinued Operations............................................           (90.2)             (43.3)
                                                                             ------------------  ----------------

                                      7-1

                   AXA Financial - Combined Operating Results
                                  (In Millions)
                                   (Continued)

                                                                                   2000               1999
                                                                             ------------------  ----------------
  GAAP Reported:
  (Loss) earnings from continuing operations before
     Federal income taxes and minority interest............................           (99.6)             976.0
  Federal income taxes.....................................................            42.5             (308.7)
  Minority interest in net income of consolidated subsidiaries.............          (280.2)            (199.4)
                                                                             ------------------  ----------------
  (Loss) earnings from continuing operations...............................          (337.3)             467.9

  Earnings from discontinued operations, net of Federal income taxes:
     Investment Banking and Brokerage segment..............................           376.2              630.1
     Other.................................................................            58.6               28.1
  Gain on disposal of the discontinued Investment Banking
    and Brokerage segment, net of Federal income taxes.....................         2,317.9                -
                                                                             ------------------  ----------------
  Net Earnings.............................................................  $      2,415.4      $     1,126.1
                                                                             ==================  ================

Adjustments to GAAP pre-tax reported (loss) earnings from continuing operations before Federal income taxes and minority interest for 2000 resulted in the exclusion of $766.7 million in net investment losses (net of related DAC and other charges totaling $70.0 million). The losses in 2000 included $639.9 million of writedowns and $159.2 million of realized losses on fixed maturities sold from the General Account's portfolio. These writedowns principally occurred in the fourth quarter of 2000, when broad weakness in credit markets from a slowing economy resulted in management's determination that a large number of securities with sustained declines in current market prices were permanently impaired. In the 1999 period, net investment losses of $215.1 million (net of related DAC and other charges and credits totaling $12.9 million) were excluded. The 1999 investment losses were primarily due to losses of $309.5 million on writedowns and sales of General Account fixed maturities. The 1999 writedowns were primarily on domestic and emerging market high-yield securities. Gains of $87.3 million in first quarter 1999 recognized upon reclassifying publicly-traded common equities to a trading portfolio and $5.5 million of gains resulting from the exercise of Alliance's options partially offset these 1999 losses.

There were two non-recurring events in 2000 that resulted in adjustments. AXA acquired the minority interest shares of AXA Financial Common Stock. As a result of this purchase, AXA Financial's management amended the terms of substantially all of the outstanding stock options. See Notes 1 and 2 of Notes to Consolidated Financial Statements for further information. The approximately $751.4 million of expenses, principally related to modifications to and accelerated vesting of employee stock options that resulted from the AXA minority interest buyout, are excluded from pre-tax adjusted earnings. Also in 2000, AXA Financial sold its interest in DLJ for cash and CSG stock totaling $7.15 billion. See Notes 1 and 8 of Notes to Consolidated Financial Statements for further information. The $159.9 million of realized and unrealized holding losses on the CSG shares were excluded from pre-tax adjusted earnings.

In addition, in October 2000, Alliance purchased Bernstein. The cash portion of the consideration came from the Holding Company's purchase of new Alliance Units earlier in the year. For further information on the Bernstein acquisition, see
Note 1 of Notes to Consolidated Financial Statements. The amortization of goodwill and intangible assets, substantially related to the acquisition of Bernstein, totaling $48.8 million was excluded from pre-tax adjusted earnings in 2000 as compared to $3.2 million of amortization in 1999.

In second quarter 1999, there was a $131.7 million non-recurring DAC adjustment resulting from the revisions to estimated future gross profits related to the investment asset reallocation.

                                      7-2

GAAP net earnings increased $1.29 billion to $2.42 billion in 2000 primarily due to the $2.32 billion net gain on the disposal of the discontinued Investment Banking and Brokerage segment partially offset by lower operating results through that segment's date of discontinuance as well as the after-tax effect of the adjustments mentioned above. The Federal income tax benefit in 2000 resulted from the loss from earnings from continuing operations before Federal income taxes and minority interest. The increase in minority interest in net income of consolidated subsidiaries was principally due to AXA Financial's lower economic ownership interest in Alliance (approximately 53% at December 31, 2000), principally due to the Bernstein acquisition.

Combined Operating Results By Segment

Financial Advisory/Insurance.

            Financial Advisory/Insurance - Combined Operating Results
                                  (In Millions)

                                                                     2000
                                         -------------------------------------------------------------
                                                                            Other
                                           Insurance        Closed       Discontinued                      1999
                                           Operations        Block        Operations      Combined       Combined
                                         --------------- --------------- -------------- -------------- -------------
Operating Results:
  Universal life and investment-type
    product policy fee income........... $   1,413.3     $        -      $        -     $  1,413.3     $  1,253.9
  Premiums..............................       579.9           595.1              .2       1,175.2        1,177.3
  Net investment income.................     2,153.9           578.7           102.2       2,834.8        2,885.9
  Commissions, fees and other income....       427.2             (.4)             .5         427.3          263.4
  Contribution from the Closed
    Block(1)............................        99.9           (99.9)            -            -                -
                                         --------------- --------------- -------------- -------------- -------------
       Total revenues....................    4,674.2         1,073.5           102.9       5,850.6        5,580.5
                                         --------------- --------------- -------------- -------------- -------------

  Interest credited to policyholders'
    account balances....................     1,034.3            14.2             -         1,048.5        1,095.7
  Policyholders' benefits...............     1,049.3         1,011.0            (2.0)      2,058.3        2,079.4
  Deferred policy acquisition costs.....      (422.5)           43.1           (12.7)       (392.1)        (297.3)
  All other operating costs
    and expenses........................     2,018.0             5.2             8.1       2,031.3        1,794.7
                                         --------------- --------------- -------------- -------------- -------------
      Total benefits and
        other deductions................     3,679.1         1,073.5            (6.6)      4,746.0        4,672.5
                                         --------------- --------------- -------------- -------------- -------------
  Pre-tax adjusted earnings.............       995.1             -             109.5       1,104.6          908.0

Pre-tax Adjustments:
  Investment (losses) gains, net of
    related DAC and other charges.......      (736.7)           (7.2)(1)       (19.3)       (763.2)        (219.6)
  Minority interest purchase related
    expenses............................      (746.3)            -               -          (746.3)            -
  Investment (loss) income on
    CSG shares..........................      (147.3)            -               -          (147.3)            -
  Non-recurring DAC adjustments.........         -               -               -             -           (131.7)
                                         --------------- --------------- -------------- -------------- -------------
      Total pre-tax adjustments.........    (1,630.3)           (7.2)          (19.3)     (1,656.8)        (351.3)
Contribution from the Closed
   Block(1).............................        (7.2)            7.2             -            -                -
Other Discontinued Operations...........         -               -             (90.2)        (90.2)         (43.3)
                                         --------------- --------------- -------------- -------------- -------------
GAAP Reported:
  Earnings from Continuing
    Operations before Federal
    Income Taxes ....................... $    (642.4)    $       -       $        -     $   (642.4)    $    513.4
                                         =============== =============== ============== ============== =============

(1) When investment losses net of related DAC and other charges are excluded, Insurance Operations' contribution from the Closed Block totaled $92.7 million on a GAAP reported basis for 2000.

                                      7-3

2000 Compared to 1999 - For 2000, Financial Advisory/Insurance pre-tax adjusted earnings reflected an increase of $196.6 million from the prior year period. Higher policy fees on individual annuity contracts, favorable life mortality and the impact of projected favorable investment results on Other Discontinued Operations reserve requirement contributed to improved earnings, partially offset by higher expenses.

Segment revenues increased $270.1 million (4.8%) over the prior year period due to a $163.9 million increase in commissions, fees and other income and a $159.4 million net increase in policy fee income, offset by a $51.1 million decrease in investment income. Policy fee income increased to $1.41 billion due to higher average annuity account balances. Commissions, fees and other income nearly doubled in 2000 as compared to 1999 principally due to higher gross investment management fees received from EQ Advisors Trust and higher mutual fund and investment product sales. The increase in gross investment management fees was partially offset by an increase in subadvisory fees included in total benefits and other deductions. Net investment income declined $51.1 million as the positive effect of an overall yield increase from 8.31% to 8.40% was more than offset by a $2.27 billion decline in General Account investment assets to $34.16 billion at December 31, 2000. During 2000, net investment income in three of the investment categories declined $42.3 million, $35.1 million and $24.8 million, respectively, to totals of $1.80 billion for fixed maturities, $90.0 million for equity real estate and $426.1 million for mortgages, respectively. While other equity investments grew $117.0 million to $1.00 billion, there was a $4.9 million decline in their net investment income principally due to equity market performance in the last half of 2000. Income on policy loans and cash and short-term investments grew $11.5 million and $6.8 million, respectively, principally due to higher asset bases. The cash and short-term investment balance of $2.14 billion at December 31, 2000 reflects the cash proceeds from the sales of DLJ and of CSG stock in the fourth quarter.

Total benefits and other deductions in 2000 increased $73.5 million from 1999 reflecting higher subadvisory fees of $113.5 million and higher operating expenses amounting to $123.1 million partially offset by a $47.2 million decrease in interest credited and a $21.1 million decrease in policyholder benefits. The operating expense increase was primarily related to the national roll-out of fee based financial planning, enhanced service delivery initiatives and strategic information technology and E-commerce expenditures.

First year premiums and deposits for life and annuity products in 2000 decreased from prior year levels by $7.0 million to $5.92 billion primarily due to $290.7 million lower retail sales of individual annuities which was partially offset by increases in wholesale sales. Sales of variable annuities slowed in the second half of 2000. Fourth quarter 2000 annuity deposits decreased 17% from the comparable prior year's quarter. Renewal premiums and deposits increased by $99.1 million to $4.55 billion in 2000 due to increases in the block of annuity and variable life business which were partially offset by decreases in other products and in traditional life policies. Mutual fund sales increased $789.7 million to $3.58 billion in 2000.

Policy and contract surrenders and withdrawals increased $1.15 billion to $5.66 billion during 2000 compared to 1999 principally due to the growing size and maturity of the book of annuities and variable and interest-sensitive life business. The annuities' surrender rate increased from 8.8% in 1999 to 9.6% in 2000, while the surrender rate for fourth quarter 2000 was 9.3% compared to 9.2% for fourth quarter 1999. The trends in surrenders and withdrawals discussed above continue to fall within the range of expected experience.

Investment Management. The table below presents the operating results of the Investment Management segment, consisting principally of Alliance's operations. Information on the 1999 Alliance reorganization can be found in Note 1 of Notes to Consolidated Financial Statements and in the Alliance Holding Annual Report on Form 10-K for the year ended December 31, 2000.

                                      7-4

                    Investment Management - Operating Results
                                  (In Millions)

                                                                                 2000             1999
                                                                            ---------------  ----------------
Operating Results:
  Investment advisory and services fees(1)..............................    $    1,689.9     $    1,331.7
  Distribution revenues.................................................           621.6            441.8
  Other revenues(1).....................................................           220.7             96.7
                                                                            ---------------  ----------------
      Total revenues....................................................         2,532.2          1,870.2
                                                                            ---------------  ----------------

  Promotion and servicing...............................................           844.4            620.7
  Employee compensation and benefits....................................           651.9            508.6
  All other operating expenses..........................................           423.1            279.6
                                                                            ---------------  ----------------
      Total expenses....................................................         1,919.4          1,408.9
                                                                            ---------------  ----------------
  Pre-tax adjusted earnings before minority interest....................           612.8            461.3
  Minority interest.....................................................          (286.4)          (216.8)
                                                                            ---------------  ----------------
  Pre-tax adjusted earnings.............................................           326.4            244.5

Pre-tax Adjustments:
  Amortization of goodwill and intangible assets........................           (48.8)            (3.2)
  Investment gains (losses), net of DAC.................................             3.5              4.5
  Investment gain (loss) on CSG shares..................................           (12.6)             -
  Minority purchase related expenses....................................            (5.1)             -
  Bernstein related closing costs.......................................            (7.0)             -
                                                                            ---------------  ----------------
      Total pre-tax adjustments.........................................           (70.0)             1.3
Minority interest.......................................................           286.4            216.8
                                                                            ---------------  ----------------
GAAP Reported:
  Earnings from Continuing Operations before
    Federal Income Taxes and Minority Interest..........................    $      542.8     $      462.6
                                                                            ===============  ================

(1) Includes fees earned by Alliance totaling $39.6 million and $44.3 million in 2000 and 1999, respectively, for services provided to the Insurance Group.

2000 Compared to 1999 - Investment Management's pre-tax adjusted earnings for 2000 were $326.4 million, an increase of $81.9 million from the prior year. Bernstein contributed $65.7 million to the segment's earnings before minority interest in fourth quarter 2000. Revenues totaled $2.53 billion in 2000, an increase of $615.0 million from 1999, principally due to $358.2 million higher investment advisory and services fees and $179.8 million higher distribution revenues. The increase in investment advisory and services fees primarily resulted from increases in average assets under management partially offset by a decline in performance fees of $89.7 million to $72.5 million in 2000. These lower performance fees were principally the result of the market decline in growth and technology stocks during 2000. The growth in distribution revenues was principally due to higher average mutual fund assets under management attributed to continuing sales. Other revenues include $56.3 million of institutional research services revenues for both the fourth quarter and full year 2000 as a result of the Bernstein acquisition. Also included in other revenues for 2000 was $29.8 million of interest earned on the proceeds of the Holding Company's purchase of Alliance Units in June 2000. The resolution of a class action lawsuit resulted in the recognition of a one-time, non-cash gain of $23.9 million in 2000, which reduced all other operating expenses for the 2000 period. When this one-time gain is excluded, Investment Management's total expenses increased $534.4 million in 2000 primarily due to increases in mutual fund promotional expenditures and employee compensation and benefits. Promotion and servicing increased 36.0% primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were the result of higher incentive and base compensation and commissions reflecting increased headcounts, principally due to the Bernstein acquisition, along with salary increases.

                                      7-5

Assets Under Management

Breakdowns of assets under management follow:

                             Assets Under Management
                                  (In Millions)

                                                                                         December 31,
                                                                             --------------------------------------
                                                                                   2000                1999
                                                                             ------------------  ------------------
Third party(1)...........................................................    $     393,633       $    301,366
General Account and other(2).............................................           37,740             38,249
Separate Accounts........................................................           51,706             54,454
                                                                             ------------------  ------------------
    Total Assets Under Management........................................    $     483,079       $    394,069
                                                                             ==================  ==================

(1) Includes $4.91 billion and $2.47 billion of assets managed on behalf of AXA affiliates at December 31, 2000 and 1999, respectively. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.
(2) Includes invested assets of AXA Financial not managed by Alliance, principally cash and short-term investments and policy loans, totaling approximately $9.02 billion and $4.76 billion at December 31, 2000 and 1999, respectively, as well as mortgages and equity real estate totaling $6.41 billion and $7.11 billion December 31, 2000 and 1999, respectively.

General Account and other assets under management declined $509.0 million as the proceeds from the sale of DLJ were more than offset by asset reductions related to the DI indemnity reinsurance and to tax settlements. The decrease in Separate Account assets under management resulted from market depreciation which more than offset net new deposits.

Alliance's assets under management grew to $453.68 billion in 2000 from $368.32 billion in 1999 primarily as a result of the Bernstein acquisition, which added $85.8 billion at October 2, 2000, and continuing net sales of mutual funds, offset by $29.05 billion in net market depreciation.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

On June 21, 2000, the Holding Company borrowed $1.45 billion from Bank of America N.A. pursuant to a promissory note with an interest rate of 7.06% and maturing on September 22, 2000. The proceeds from the borrowing and available cash were used by the Holding Company to purchase 32.6 million new Alliance Units. Alliance used the cash proceeds primarily to fund the cash portion of the consideration of its fourth quarter acquisition of the assets and liabilities of Bernstein. In July 2000, the Holding Company issued $480.0 million 7.75% Senior Notes due 2010 under its March 1998 shelf registration. Substantially all of the net proceeds of $472.7 million were used to repay a portion of the $1.45 billion borrowing incurred in connection with the Bernstein acquisition. In September 2000, the Holding Company negotiated a $1.00 billion, 364-day revolving credit facility to replace the Bank of America N.A. promissory note. In November 2000, $750.0 million was repaid and the credit facility maximum borrowing was reduced to $795.0 million. At December 31, 2000, $250.0 million was outstanding under the facility with an interest rate of 6.94%.

Sources of Liquidity. The Holding Company's cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA and certain employee benefits. Pre-tax debt service totaled $135.6 million in 2000, while general and administrative expenses were $92.0 million which included $14.2 million related to amortization resulting from the Bernstein acquisition and one time charges of $48.7 million and $7.0 million related to the AXA minority interest buyout and the Bernstein acquisition direct expenses, respectively. In December 2000, the Holding Company loaned $3.00 billion to AXA Merger Corp., which was used to fund a portion of the AXA minority interest buyout. In January 2001, AXA Merger Corp. was merged into the Holding Company and the debt was extinguished. Effective December 31, 1999, the Holding Company assumed primary liability from Equitable Life for all current and future obligations of its Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other non-qualified benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Equitable Life remains

                                      7-6
secondarily liable. In 1999, Equitable Life paid $52.8 million in benefits on those plans. In 2000, the Holding Company paid $63.2 million in benefits, all of which was reimbursed by certain subsidiaries of the Holding Company. In 2001, Federal income taxes totaling $1.85 billion on the gain on the disposal of the Investment Banking and Brokerage segment (including $858.2 million related to Equitable Life's portion of the proceeds) will be paid as well as an estimated $197.4 million of cash payments related to the Holding Company Common Stock options. Up to $1.20 billion of short-term borrowings from AXA may be used to partially fund these payments.

At December 31, 2000, the Holding Company held cash and short-term investments and U.S. Treasury securities of approximately $308.8 million and investment grade publicly traded bonds totaling $18.1 million. Other primary sources of liquidity for the Holding Company include (i) dividends from Equitable Life,
(ii) distributions from Alliance, (iii) dividends, distributions or sales proceeds from less liquid investment assets and (iv) borrowings from AXA. In fourth quarter 2000, cash proceeds from the sale of DLJ and sales of the CSG stock totaled $1.24 billion and $2.56 billion, respectively. At December 31, 2000, there were no CSG shares remaining in the Holding Company portfolio. Cash distributions from Alliance totaled $32.5 million in 2000. The Holding Company held common stock and less liquid investment assets having an aggregate carrying value of approximately $89.2 million at December 31, 2000. Management believes the primary sources of liquidity described above are sufficient to meet the Holding Company's cash requirements for several years.

Equitable Life

The principal sources of Equitable Life's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

Equitable Life's liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the liabilities of discontinued operations; shareholder dividends to AXA Financial; and operating expenses, including debt service. Equitable Life's liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans. Management from time to time explores selective acquisition opportunities in insurance and investment management businesses.

Sources of Liquidity. Equitable Life's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2000, this asset pool included an aggregate of $2.14 billion in highly liquid short-term investments, as compared to $1.39 billion at December 31, 1999. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet Equitable Life's liquidity needs.

In fourth quarter 2000, Equitable Life received cash proceeds of $1.05 billion from the sale of its shares in DLJ and a further $557.3 million from sales of a portion of the CSG shares through December 31, 2000. All remaining shares of CSG stock were sold during first quarter 2001.

Other liquidity sources include dividends and distributions from Alliance. In 2000, Equitable Life received cash distributions from Alliance of $341.2 million as compared to $203.5 million in 1999.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations, scheduled maturities of fixed maturities and borrowings available under its commercial paper program and bank credit facilities to satisfy Equitable Life's liquidity needs.

Factors Affecting Liquidity. Equitable Life's liquidity needs are affected by fluctuations in the level of surrenders and withdrawals previously discussed in "Combined Operating Results by Segment - Financial Advisory/Insurance". Additionally, in 2001, Equitable Life expects to pay substantial additional shareholder dividends, including $1.5 billion in early April 2001. Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

                                      7-7

Alliance

Alliance's principal sources of liquidity have been cash flows from operations and the issuance, both publicly and privately, of debt and Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes. In 2000, subsidiaries of Alliance purchased Alliance Holding units totaling $146.6 million for deferred compensation plans. Management believes Alliance's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its capital and general business requirements. For further information, see Alliance's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Market Risk. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. Primary market risk exposures exist in the Financial Advisory/Insurance segment and result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" contained herein and in Note 16 of Notes to Consolidated Financial Statements.

Financial Advisory/Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategic initiatives; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation". The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amount which can be deferred as DAC, secular trends, AXA Financial's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products; and the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions used in determining those reserves. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. The ability of AXA Financial to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values.

                                       7-8

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

Other Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

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

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not effective at December 31, 2000. In addition, the NAIC's Codification guidance became effective January 1, 2001. Codification addresses areas where statutory accounting previously was silent and changed certain existing statutory positions. Equitable Life is subject to Codification to the extent and in the form adopted in New York State. Equitable Life's application of the codification rules adopted by New York is not expected to have a significant effect.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and
Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. See "Business
- Regulation".


                                      7-9

Part II, Item 7A.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management and asset management. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality.

Investment Management

Alliance's investments are divided into two portfolios: available for sale investments and other investments. Alliance's available for sale portfolio primarily includes equity and fixed income mutual funds and money market investments. The carrying value of money market investments approximates fair value. Although these assets are purchased for long-term investment, the portfolio strategy considers them available for sale due to changes in market interest rates, equity prices and other relevant factors. Other investments include Alliance's hedge fund investments. At December 31, 2000, Alliance's interest rate, equity price, derivative and credit quality risks were not material to AXA Financial. For further information, see Alliance Holding's and Alliance's Annual Reports on Form 10-K for the year ended December 31, 2000.

Insurance Group

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

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans which make up 77.6% of the carrying value of General Account Investment Assets. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2000 would have on the fair value of fixed maturities and mortgage loans:




                                      7A-1

                                                Interest Rate Risk Exposure
                                                       (In Millions)

                                                     December 31, 2000                       December 31, 1999
                                          ----------------------------------------- ------------------------------------
                                                     Fair          +100 Basis            Fair            +100 Basis
                                                     Value         Point Change          Value          Point Change
                                          -------------------- -------------------- ----------------  ------------------
  Continuing Operations:
    Fixed maturities:
      Fixed rate......................    $     20,254.0       $     19,265.3       $    21,498.2     $     20,341.1
      Floating rate...................             610.0                610.0             1,241.2            1,206.1
    Mortgage loans....................           4,767.0              4,584.7             4,889.6            4,700.7

  Other Discontinued Operations:
    Fixed maturities:
      Fixed rate......................    $        336.5       $        317.0       $        85.4     $         81.4
      Floating rate...................               -                    -                    .1                 .1
    Mortgage loans....................             347.7                339.4               467.0              454.2

  Holding Company Group:
    Fixed maturities:
      Fixed rate......................    $        112.7       $        111.3       $       367.8     $        355.4
      Floating rate...................               4.1                  4.1                 7.8                7.7

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

The investment portfolios also have direct holdings of public and private equity securities. In addition, the General Account is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2000 and 1999:

                                             Equity Price Risk Exposure
                                                   (In Millions)

                                                 December 31, 2000                       December 31, 1999
                                       ----------------------------------------- ------------------------------------
                                               Fair          -10% Equity           Fair           -10% Equity
                                              Value          Price Change          Value          Price Change
                                       ------------------ ---------------------  -------------- ---------------------
Insurance Group:
  Continuing operations............... $     1,596.6      $      1,436.9         $    33.2      $        29.9
  Other discontinued operations.......           2.5                 2.2               5.7                5.1
  Excess of Separate Accounts assets
    over Separate Accounts
    liabilities.......................          73.8                66.4             121.4              109.3

Holding Company Group................. $         3.7      $          3.3         $     2.3      $         2.1

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

At years end 2000 and 1999, the aggregate carrying value of policyholders liabilities were $34,780.0 million and $36,134.0 million, respectively, including $11,515.2 million and $12,796.4 million, respectively, of the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2000 and 1999 were $11,687.2 million and $12,850.5 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $11,837.3 million and $12,977.7 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

Asset/liability  management  is  integrated  into many aspects of the  Insurance
Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is no material solvency risk to Equitable Life with respect to interest rate movements up or down of 100 basis points from year end 2000 levels or with respect to a 10% drop in equity prices from year end 2000 levels.

As more fully described in Notes 2 and 16 of Notes to Consolidated Financial Statements, various derivative financial instruments are used to manage exposure to fluctuations in interest rates, including interest rate caps and floors to hedge crediting rates on interest-sensitive products, and interest rate futures to offset a decline in interest rates between receipt of funds and purchase of appropriate assets. To minimize credit risk exposure associated with its derivative, transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures which take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

While notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Insurance Group as a measure of risk because the notional amount greatly exceeds the possible credit and market loss that could arise from such transactions. Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for the Insurance Group because the counterparty would owe money to the Insurance Group if the contract were closed. Alternatively, a negative value indicates the Insurance Group would owe money to the counterparty if the contract were closed. If there is more than one derivatives transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management's view, the net potential exposure is the better measure of credit risk.

At years end 2000 and 1999, the net market value exposure of the Insurance Group's derivatives was $7.5 million and $53.7 million, respectively. There were no swaps outstanding at December 31, 2000. The table that follows shows the interest rate sensitivity of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.


                                      7A-3

               Insurance Group - Derivative Financial Instruments
                 (In Millions, Except for Weighted Average Term)

                                              Weighted
                                               Average
                              Notional          Term           -100 Basis            Fair            +100 Basis
                               Amount          (Years)        Point Change           Value          Point Change
                           ---------------  --------------  -----------------   ---------------- ------------------
December 31, 2000
Options:
  Caps...................  $   6,775.0           2.61       $         1.4       $     7.2        $        24.3
  Floors.................      2,000.0           1.28                 1.6              .3                  -
                           --------------                   -----------------   ---------------- ------------------
Total....................  $   8,775.0           2.31       $         3.0       $     7.5        $        24.3
                           ==============  ==============   =================   ================ ==================

December 31, 1999
Swaps:
  Floating to fixed
    rate.................  $      92.3           0.35       $        41.4       $     9.8        $       (19.5)
  Fixed to floating
    rate.................        705.0           5.58                (2.1)           (1.8)                (1.9)
Options:
  Caps...................      7,775.0           3.25                16.0            45.5                103.1
  Floors.................      2,000.0           2.28                  .8              .2                  -
                           --------------                   -----------------   ---------------- ------------------
Total....................  $  10,572.3           3.20       $        56.1       $    53.7        $         81.7
                           ===============  ==============  =================   ================ ==================

At the end of 2000 and of 1999, the aggregate fair values of long-term debt issued by Equitable Life and the Holding Company Group were $2.46 billion and $1.98 billion, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2000 and of 1999.

                                            Interest Rate Risk Exposure
                                                    (In Millions)

                                                   December 31, 2000                      December 31, 1999
                                       -------------------------------------- --------------------------------------
                                              Fair           -100 Basis             Fair             -100 Basis
                                              Value         Point Change            Value           Point Change
                                       ----------------- -------------------- ------------------ -------------------
Continuing Operations:
  Fixed rate........................   $     599.7       $      635.4         $      583.5       $      621.4
  Floating rate.....................         248.3              248.3                251.4              251.3

Other Discontinued Operations:
  Floating rate.....................   $     101.7       $      101.7         $      101.9       $      101.9

Holding Company Group...............   $   1,514.9       $    1,617.3         $    1,043.7       $    1,116.7


                                      7A-4

Part II, Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                               AXA FINANCIAL, INC.

Report of Independent Accountants................................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2000 and 1999........................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 2000, 1999 and 1998..............  F-3
  Consolidated Statements of Shareholders' Equity and Comprehensive Income,
    Years Ended December 31, 2000, 1999 and 1998.................................................  F-5
  Consolidated Statements of Cash Flows, Years Ended December 31, 2000, 1999 and 1998............  F-6
  Notes to Consolidated Financial Statements.....................................................  F-8

Report of Independent Accountants on Consolidated Financial Statement Schedules..................  F-47

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in Related Parties,
  December 31, 2000..............................................................................  F-48
Schedule II - Balance Sheets (Parent Company), December 31, 1999 and 1998........................  F-49
Schedule II - Statements of Earnings (Parent Company), Years Ended December 31, 2000,
  1999 and 1998..................................................................................  F-50
Schedule II - Statements of Cash Flows (Parent Company), Years Ended December 31, 2000,
  1999 and 1998..................................................................................  F-51
Schedule III - Supplementary Insurance Information, Years Ended December 31, 2000,
  1999 and 1998..................................................................................  F-52
Schedule IV - Reinsurance, Years Ended December 31, 2000, 1999 and 1998..........................  F-55


                        Report of Independent Accountants


To the Board of Directors and Shareholders of AXA Financial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries ("AXA Financial") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AXA Financial's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
New York, New York

February 5, 2001, except as to Note 24,
which is as of March 16, 2001

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $     16,307.8       $     18,849.1
    Held to maturity, at amortized cost.....................................           256.7                253.4
  Mortgage loans on real estate.............................................         3,130.8              3,270.0
  Equity real estate........................................................           975.5              1,160.2
  Policy loans..............................................................         2,476.9              2,257.3
  Other equity investments..................................................         2,396.5                673.5
  Other invested assets.....................................................           785.5                914.7
                                                                              -----------------    -----------------
      Total investments.....................................................        26,329.7             27,378.2
Cash and cash equivalents...................................................         2,384.8                796.0
Cash and securities segregated, at estimated fair value.....................         1,306.3                  -
Broker-dealer related receivables...........................................         1,900.3                521.3
Deferred policy acquisition costs...........................................         4,429.1              4,033.0
Intangible assets, net......................................................         4,066.2                114.5
Amounts due from reinsurers.................................................         1,989.2                881.5
Loans to affiliates.........................................................         3,000.0                  -
Other assets................................................................         3,425.6              2,354.9
Closed Block assets.........................................................         8,659.0              8,607.3
Separate Accounts assets....................................................        51,705.9             54,453.9
Net assets of discontinued Investment Banking and Brokerage segment.........             -                2,453.2
                                                                              -----------------    -----------------

Total Assets................................................................  $    109,196.1        $   101,593.8
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     19,866.4        $    21,351.4
Future policy benefits and other policyholders liabilities..................         4,920.4              4,777.6
Broker-dealer related payables..............................................         1,283.0                319.3
Customers related payables..................................................         1,636.9                  -
Short-term and long-term debt...............................................         3,432.2              2,518.7
Federal income taxes payable................................................         2,406.3                396.5
Other liabilities...........................................................         3,504.6              2,777.1
Closed Block liabilities....................................................         9,050.2              9,025.0
Separate Accounts liabilities...............................................        51,632.1             54,332.5
Minority interest in equity of consolidated subsidiaries....................         1,275.8                256.8
Minority interest subject to redemption rights..............................           681.1                  -
                                                                              -----------------    -----------------
      Total liabilities.....................................................        99,689.0             95,754.9
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 14, 17, 18, 19 and 20)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................           219.6                239.7
Stock employee compensation trust...........................................          (219.6)              (239.7)
Common stock, at par value..................................................             4.6                  4.5
Capital in excess of par value..............................................         4,753.8              3,739.1
Treasury stock..............................................................          (629.6)              (490.8)
Retained earnings...........................................................         5,380.6              3,008.6
Accumulated other comprehensive loss........................................            (2.3)              (422.5)
                                                                              -----------------    -----------------
      Total shareholders' equity............................................         9,507.1              5,838.9
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................   $   109,196.1        $   101,593.8
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                      2000               1999                1998
                                                                -----------------  -----------------   ----------------
                                                                       (In Millions, Except Per Share Amounts)
REVENUES
Universal life and investment-type product policy fee
  income......................................................  $    1,413.3        $     1,257.5      $     1,056.2
Premiums......................................................         579.9                558.2              588.1
Net investment income.........................................       2,089.5              2,263.3            2,255.9
Investment (losses) gains, net................................        (793.8)              (202.3)              82.2
Commissions, fees and other income............................       2,743.5              2,018.8            1,389.8
Contribution from the Closed Block............................          92.7                 86.4               87.1
                                                                -----------------  -----------------  -----------------
      Total revenues..........................................       6,125.1              5,981.9            5,459.3
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances..........       1,034.3              1,078.2            1,153.6
Policyholders' benefits.......................................       1,049.3              1,038.6            1,024.7
Compensation and benefits.....................................       1,230.5              1,012.2              772.0
Commissions...................................................         546.0                564.0              478.0
Distribution plan payments....................................         476.0                346.6              266.4
Amortization of deferred sales commissions....................         219.7                163.9              108.9
Interest expense..............................................         226.7                146.5              162.5
Amortization of deferred policy acquisition costs.............         294.5                314.5              293.5
Capitalization of deferred policy acquisition costs...........        (778.1)              (709.9)            (609.1)
Writedown of deferred policy acquisition costs................           -                  131.7                -
Rent expense..................................................         146.4                113.9              100.0
Expenses related to AXA's minority interest acquisition.......         751.4                 -                   -
Other operating costs and expenses............................       1,028.0                805.7              693.6
                                                                -----------------  -----------------   ----------------
      Total benefits and other deductions.....................       6,224.7              5,005.9            4,444.1
                                                                -----------------  -----------------   ----------------

(Loss) earnings from continuing operations before Federal
  income taxes and minority interest..........................         (99.6)               976.0            1,015.2
Federal income tax benefit (expense)..........................          42.5               (308.7)            (338.2)
Minority interest in net income of consolidated
  subsidiaries................................................        (280.2)              (199.4)            (125.2)
                                                                -----------------  -----------------   ----------------

(Loss) earnings from continuing operations....................        (337.3)               467.9              551.8
Earnings from discontinued operations, net of Federal
  income taxes:
    Investment Banking and Brokerage segment..................         376.2                630.1              278.6
    Other.....................................................          58.6                 28.1                2.7
Gain on disposal of the discontinued Investment Banking and
  Brokerage segment, net of Federal income taxes..............       2,317.9                  -                  -
                                                                -----------------  -----------------   ----------------
Net Earnings..................................................  $    2,415.4        $     1,126.1      $       833.1
                                                                =================  =================   ================

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (CONTINUED)

                                                                      2000               1999                1998
                                                                -----------------  -----------------   ----------------
                                                                       (In Millions, Except Per Share Amounts)
Per Common Share:
  Basic:
    (Loss) earnings from continuing operations................  $        (.78)     $         1.07      $        1.24
    Discontinued operations, net of Federal income taxes......           1.00                1.51                .64
    Gain on disposal of the discontinued Investment Banking
      and Brokerage segment, net of Federal income taxes......           5.35                -                  -
                                                                -----------------  -----------------  -----------------
    Net Earnings..............................................  $        5.57      $         2.58      $        1.88
                                                                =================  =================  =================
  Diluted:
    (Loss) earnings from continuing operations................  $        (.78)     $         1.04      $        1.22
    Discontinued operations, net of Federal income taxes......            .90                1.41                .59
    Gain on disposal of the discontinued Investment Banking
      and Brokerage segment, net of Federal income taxes......           5.26                -                  -
                                                                -----------------  -----------------  -----------------
    Net Earnings..............................................  $        5.38      $         2.45      $        1.81
                                                                =================  =================  =================
  Cash Dividend Per Common Share..............................  $         .10      $          .10      $         .10
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000                1999               1998
                                                                 -----------------   -----------------  -----------------
                                                                                      (In Millions)
Series D convertible preferred stock, beginning of year......... $        239.7      $       259.8      $        259.8
Exchange of Series D convertible preferred stock................          (20.1)             (20.1)                -
                                                                 -----------------   -----------------  -----------------
Series D convertible preferred stock, end of year...............          219.6              239.7               259.8
                                                                 -----------------   -----------------  -----------------

Stock employee compensation trust, beginning of year............         (239.7)            (259.8)             (259.8)
Exchange of Series D convertible preferred stock in the
  stock employee compensation trust.............................           20.1               20.1                 -
                                                                 -----------------   -----------------  -----------------
Stock employee compensation trust, end of year..................         (219.6)            (239.7)             (259.8)
                                                                 -----------------   -----------------  -----------------

Common stock, at par value, beginning of year...................            4.5                2.2                 2.2
Issuance of common stock........................................             .1                2.3                 -
                                                                 -----------------   -----------------  -----------------
Common stock, at par value, end of year.........................            4.6                4.5                 2.2
                                                                 -----------------   -----------------  -----------------

Capital in excess of par value, beginning of year...............        3,739.1            3,662.1             3,627.5
Additional capital in excess of par value.......................        1,014.7               77.0                34.6
                                                                 -----------------   -----------------  -----------------
Capital in excess of par value, end of year.....................        4,753.8            3,739.1             3,662.1
                                                                 -----------------   -----------------  -----------------

Treasury stock, beginning of year...............................         (490.8)            (247.1)                -
Purchase of shares for treasury.................................         (138.8)            (243.7)             (247.1)
                                                                 -----------------   -----------------  -----------------
Treasury stock, end of year.....................................         (629.6)            (490.8)             (247.1)
                                                                 -----------------   -----------------  -----------------

Retained earnings, beginning of year............................        3,008.6            1,926.1             1,137.4
Net earnings....................................................        2,415.4            1,126.1               833.1
Dividends on common stock.......................................          (43.4)             (43.6)              (44.4)
                                                                 -----------------   -----------------  -----------------
Retained earnings, end of year..................................        5,380.6            3,008.6             1,926.1
                                                                 -----------------   -----------------  -----------------

Accumulated other comprehensive (loss) income, beginning of
   year.........................................................         (422.5)             349.8               506.4
Other comprehensive income (loss)...............................          420.2             (772.3)             (156.6)
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive (loss) income, end of year......           (2.3)            (422.5)              349.8
                                                                 -----------------   -----------------  -----------------

Total Shareholders' Equity, End of Year......................... $      9,507.1      $     5,838.9      $      5,693.1
                                                                 =================   =================  =================

COMPREHENSIVE INCOME
Net earnings.................................................... $      2,415.4      $     1,126.1      $        833.1
                                                                 -----------------   -----------------  -----------------
Change in unrealized gains (losses), net of reclassification
  adjustment....................................................          417.4             (784.5)             (145.6)
Minimum pension liability adjustment............................            2.8               12.2               (11.0)
                                                                 -----------------   -----------------  -----------------
Other comprehensive income (loss)...............................          420.2             (772.3)             (156.6)
                                                                 -----------------   -----------------  -----------------

Comprehensive Income............................................ $      2,835.6      $       353.8      $        676.5
                                                                 =================   =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                      2000               1999               1998
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)

Net earnings..................................................   $    2,415.4       $     1,126.1      $       833.1
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Interest credited to policyholders' account balances........        1,034.3             1,078.2            1,153.6
  Universal life and investment-type product
    policy fee income.........................................       (1,413.3)           (1,257.5)          (1,056.2)
  Net change in broker-dealer and customer
    related receivables/payables..............................          422.9              (119.9)             (17.5)
  Investment losses (gains), net..............................          793.8               (32.7)            (122.5)
  Gain on disposal of the discontinued Investment Banking and
    Brokerage segment.........................................       (2,317.9)                -                  -
  Expenses related to AXA's minority interest acquisition.....          702.7                 -                  -
  Change in deferred policy acquisition costs.................         (476.9)             (260.7)            (313.2)
  Change in future policy benefits............................         (850.6)               22.8               66.8
  Change in property and equipment............................         (326.4)             (256.4)             (82.4)
  Change in Federal income taxes..............................        1,747.7               155.1              105.7
  Purchase of segregated cash and securities, net.............         (610.4)                -                  -
  Other, net..................................................         (337.4)             (285.3)            (108.8)
                                                                -----------------  -----------------  -----------------

Net cash provided by operating activities.....................          783.9               169.7              458.6
                                                                -----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................        2,148.6             2,088.2            2,466.5
  Sales.......................................................        8,387.5             8,075.2           17,881.2
  Purchases...................................................       (7,912.0)          (11,112.1)         (19,719.9)
  Decrease (increase) in short-term investments...............          128.0              (179.6)            (215.5)
  Decrease in loans to discontinued operations................            -                   -                660.0
  Sale of subsidiary..........................................        3,461.2                 -                  -
  Acquisition of subsidiary...................................       (1,480.0)                -                  -
  Loans to affiliates.........................................       (3,000.0)                -                  -
  Other, net..................................................         (146.3)             (113.6)             (42.0)
                                                                -----------------  -----------------  -----------------

Net cash provided (used) by investing activities..............        1,587.0            (1,241.9)           1,030.3
                                                                -----------------  -----------------  -----------------

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (CONTINUED)

                                                                      2000               1999               1998
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................  $     2,659.9      $      2,366.2     $      1,508.1
    Withdrawals and transfers to Separate Accounts............       (3,887.7)           (1,765.8)          (1,724.6)
  Net increase (decrease) in short-term financings............          490.1               378.0             (131.7)
  Additions to long-term debt.................................          496.5                  .4              596.8
  Repayments of long-term debt................................          (35.1)              (71.3)            (151.2)
  Payment of obligation to fund accumulated deficit of
    other discontinued operations.............................            -                   -                (87.2)
  Purchase of treasury stock..................................         (138.7)             (243.7)            (247.1)
  Other, net..................................................         (367.1)              (81.8)            (290.1)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by financing activities..............         (782.1)              582.0             (527.0)
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................        1,588.8              (490.2)             961.9
Cash and cash equivalents, beginning of year..................          796.0             1,286.2              324.3
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................  $     2,384.8      $        796.0     $      1,286.2
                                                                =================  =================  =================

Supplemental cash flow information
  Interest Paid...............................................  $       215.2      $        177.4     $        282.0
                                                                =================  =================  =================
  Income Taxes Paid...........................................  $       351.6      $         70.2     $        605.2
                                                                =================  =================  =================





















                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1)     ORGANIZATION

        AXA Financial, Inc. (the "Holding Company," and collectively with its consolidated subsidiaries, "AXA Financial") is a diversified financial services organization serving a broad spectrum of insurance and investment management customers. AXA Financial's financial advisory and insurance product businesses are conducted principally by its life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"), its insurance general agency, AXA Network, LLC ("AXA Network"), and its broker dealer, AXA Advisors, LLC ("AXA Advisors"). AXA Financial's investment management business is conducted by Alliance Capital Management L.P. ("Alliance"). The investment banking and brokerage business was conducted by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). The Investment Banking and Brokerage segment is now reported as discontinued operations as a result of AXA Financial's sale of its interest in DLJ on November 3, 2000.

        In October 2000, Alliance acquired substantially all of the assets and liabilities of Sanford C. Bernstein Inc. ("Bernstein") for an aggregate current value of approximately $3.50 billion ($1.48 billion in cash and
        40.8 million newly issued Alliance units). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million newly issued Alliance Units for $1.60 billion in June 2000. The acquisition was accounted for under the purchase method with the results of Bernstein included in the consolidated financial statements from the acquisition date. The excess of purchase price over the fair value of net assets acquired resulted in the recognition of goodwill and intangible assets of approximately $3.40 billion and is being amortized over an estimated overall 20 year life. In connection with the issuance of Alliance Units to former Bernstein shareholders, AXA Financial recorded a non-cash gain of $501.7 million (net of related Federal income tax of $270.1 million) which is reflected as an addition to capital in excess of par value. AXA Financial's consolidated economic interest in Alliance was 52.6% at December 31, 2000. In 1999, Alliance reorganized into Alliance Capital Management
        Holding L.P. ("Alliance Holding") and Alliance. Alliance Holding's principal asset is its interest in Alliance and it functions as a holding entity through which holders of its publicly traded units own an indirect interest in Alliance, the operating partnership. AXA Financial exchanged substantially all of its Alliance Holding units for units in Alliance ("Alliance Units").

        AXA, a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder since 1992. In October 2000, the Board of Directors of the Holding Company, acting upon a unanimous recommendation of a special committee of independent directors, approved an agreement with AXA for the acquisition of the approximately 40% of outstanding Holding Company common stock ("Common Stock") it did not already own. Under terms of the agreement, the minority shareholders of the Holding Company would receive $35.75 in cash and 0.295 of an AXA American Depositary Share ("ADS") for each Holding Company share. When the tender offer expired on December 29, 2000, approximately 148.1 million of Holding Company Common Stock had been acquired by AXA and its wholly owned subsidiary, AXA Merger Corp. When the offering period of the joint AXA and AXA Merger Corp. exchange offer for all remaining publicly held Common Stock expired on January 2, 2001, AXA Merger Corp. was merged with and into the Holding Company, resulting in AXA Financial, Inc. becoming a wholly owned subsidiary of AXA.

 2)     SIGNIFICANT ACCOUNTING POLICIES

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

        The accompanying consolidated financial statements include the accounts of the Holding Company; Equitable Life; those of their subsidiaries engaged in insurance related businesses (collectively, the "Insurance Group"); other subsidiaries, principally Alliance, AXA Advisors and AXA Network; and those trusts, partnerships and joint ventures in which AXA Financial has control or a majority economic interest. Closed Block assets, liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 7). Unless specifically stated, all other footnote disclosures contained herein exclude the Closed Block related amounts.

        All significant intercompany transactions and balances except those with the Closed Block and discontinued operations (see Note 8) have been eliminated in consolidation. The years "2000," "1999" and "1998" refer to the years ended December 31, 2000, 1999 and 1998, respectively. Certain prior period reclassifications have been made to conform these periods with the current presentation.

        Closed Block

        When it demutualized on July 22, 1992, Equitable Life established a Closed Block for the benefit of certain individual participating policies which were in force on that date. The assets allocated to the Closed Block, together with anticipated revenues from policies included in the Closed Block, were reasonably expected to be sufficient to support such business, including provision for the payment of claims, certain expenses and taxes, and for continuation of dividend scales
        payable  in  1991,  assuming  the  experience   underlying  such  scales
        continues.

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

        Discontinued Operations

        In 1991, management discontinued the business of certain pension operations ("Other Discontinued Operations"). Other Discontinued
        Operations at December 31, 2000 principally consists of the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities"), for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2000 is adequate to provide for all future losses; however, the quarterly allowance review continues to involve numerous estimates and subjective judgments regarding the expected performance of invested assets ("Discontinued Operations Investment Assets") held by Other Discontinued Operations. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result (see Note 8).

        Discontinued   operations  also  includes  the  Investment  Banking  and
        Brokerage segment which is discussed in Note 8.

        New Accounting Pronouncements

        As required beginning January 1, 2001, AXA Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, that establishes new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. As further described and quantified in Note 16, the only free-standing derivative instruments maintained by AXA Financial at January 1, 2001 were interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuities contracts. However, based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), these contracts cannot be designated in a qualifying hedging relationship under FAS 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. With respect to adoption of the requirements on embedded derivatives, AXA Financial elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified on or before that date. As a consequence of this election, coupled with recent interpretive guidance from the Financial Accounting Standards Board ("FASB") and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on AXA Financial's consolidated financial position or earnings.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, the recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the new requirements is not expected to have a significant impact on AXA Financial's consolidated financial position or earnings.

        In December 2000, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts". Since Equitable Life's July 1992 demutualization occurred before December 31, 2000, SOP 00-3 should be applied retroactively through restatement or reclassification, as appropriate, of all previously issued financial statements no later than the end of the fiscal year that begins after December 15, 2000. However, if implementation is impracticable because the demutualization occurred many years prior to January 1, 2001 no retroactive restatement is required. AXA Financial has determined it is not practicable to produce an actuarial calculation as of the July 1992 demutualization date. Therefore, SOP 00-3 will be adopted prospectively as of January 1, 2001 with no financial impact associated with its initial implementation. However, future earnings will be affected to the extent actual Closed Block earnings exceed those assumed at January 1, 2001. Additionally, the presentation of all previously issued financial statements will be revised to include Closed Block assets and liabilities on a line-by-line basis as required by SOP 00-3.

        In December 1999, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was effective fourth quarter 2000. SAB No. 101 addresses revenue recognition issues; its implementation did not have a material impact on AXA Financial's consolidated balance sheet or statement of earnings.

        Investments

        Fixed maturities identified as available for sale are reported at estimated fair value. Those fixed maturities which AXA Financial has both the ability and the intent to hold to maturity, are stated principally at amortized cost. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.

        Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan's original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.

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

        Valuation allowances are netted against the asset categories to which they apply.

        Policy loans are stated at unpaid principal balances.

        Partnerships and joint venture interests in which AXA Financial has control or a majority economic interest (that is, greater than 50% of the economic return generated by the entity) are consolidated; those in which AXA Financial does not have control or a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Equity securities includes common stock classified as both trading and available for sale securities and non-redeemable preferred stock; they are carried at estimated fair value and are included in other equity investments.

        Short-term investments are stated at amortized cost which approximates fair value and are included with other invested assets.

        Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

        All securities owned as well as United States government and agency securities, mortgage-backed securities, futures and forwards transactions are recorded in the consolidated financial statements on a trade date basis.

        Net Investment Income, Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

        Net investment income and realized investment gains (losses) related to certain participating group annuity contracts which are passed through to the contractholders are reflected as interest credited to policyholders' account balances.

        Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in investment gains or losses.

        Realized and unrealized holding gains (losses) on trading securities are reflected in net investment income.

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial are accounted for as a separate component of accumulated comprehensive income, net of related deferred Federal income taxes, amounts attributable to Other Discontinued Operations, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

        Net investment income and investment gains (losses), net related to investment assets are collectively referred to as "investment results."

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

        Deferred Policy Acquisition Costs

        Acquisition costs, including commissions, underwriting, agency and policy issue expenses, all of which vary with and primarily are related to new business, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

        For universal life products and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of DAC of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2000, the expected investment yield, excluding policy loans, was 7.6% over a 40 year period. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

        For non-participating traditional life policies, DAC is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

        In second quarter 1999, management completed a study of the cash flows and liability characteristics of its insurance product lines as compared to the expected cash flows of the underlying assets. That analysis reflected an assessment of the potential impact on future operating cash flows from current economic conditions and trends, including rising interest rates and securities market volatility and the impact of increasing competitiveness within the insurance marketplace (evidenced, for example, by the proliferation of bonus annuity products) on inforce business. The review indicated that changes to the then-current invested asset allocation strategy were required to reposition assets with greater price volatility away from products with demand liquidity characteristics to support those products with lower liquidity needs. To implement these findings, the existing investment portfolio was reallocated, and prospective investment allocation targets were revised. The reallocation of the assets impacted investment results by product, thereby impacting the future gross margin estimates utilized in the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) or $(.20) per basic and $(.19) per diluted share in 1999.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 10.9% for life insurance liabilities and from 2.25% to 8.15% for annuity liabilities.

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

        Claim reserves and associated liabilities for individual DI and major medical policies were $120.3 million and $948.4 million at December 31, 2000 and 1999, respectively. At December 31, 2000, $1,046.5 million of DI reserves and associated liabilities were ceded through an indemnity reinsurance agreement (see Note 14). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical are summarized as follows:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Incurred benefits related to current year..........  $        56.1       $      150.7       $      140.1
        Incurred benefits related to prior years...........           15.0               64.7               84.2
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $        71.1       $      215.4       $      224.3
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        14.8       $       28.9       $       17.0
        Benefits paid related to prior years...............          106.0              189.8              155.4
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $       120.8       $      218.7       $      172.4
                                                            =================   ================   =================


        Policyholders' Dividends

        The amount of policyholders' dividends to be paid (including dividends on policies included in the Closed Block) is determined annually by Equitable Life's board of directors. The aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Equitable Life.

        At December 31, 2000, participating policies, including those in the Closed Block, represent approximately 20.8% ($41.1 billion) of directly written life insurance in force, net of amounts ceded.

        Separate Accounts

        Separate Accounts established under New York State Insurance Law generally are not chargeable with liabilities that arise from any other business of the Insurance Groups. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts asset exceeds Separate Accounts liabilities.

        Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. They are shown as separate lines in the consolidated balance sheets. The Insurance Group bears the investment risk on assets held in one Separate Account; therefore, such assets are carried on the same basis as similar assets held in the General Account portfolio. Assets held in the other Separate Accounts are carried at quoted market values or, where quoted values are not available, at estimated fair values as determined by the Insurance Group.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For 2000, 1999 and 1998, investment results of such Separate Accounts were $8,051.7 million, $6,045.5 million and $4,591.0 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Other Accounting Policies

        In accordance with regulations of the SEC, securities with a fair value of $1.31 billion have been segregated in a special reserve bank custody account for the exclusive benefit of customers under Rule 15C-3-3 at December 31, 2000.

        Intangible assets consist principally of goodwill resulting from acquisitions and costs assigned to contracts of businesses acquired.
        Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from twenty to forty years. Costs assigned to investment contracts of businesses acquired are being amortized on a straight-line basis over estimated useful lives of twenty years.
        Impairment of intangible assets is evaluated by comparing the undiscounted cash flows expected to be realized from those intangible assets to their recorded values, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future cash flows are less than the carrying value of intangible assets, an impairment loss is recognized for the difference between the carrying amount and the estimated fair value of those intangible assets.

        Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

        The Holding Company and its consolidated subsidiaries file a consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Minority interest subject to redemption rights represents the 40.8 million private Alliance Units issued to former Bernstein shareholders in connection with Alliance's acquisition of Bernstein. The Holding Company has agreed to provide liquidity to these former Bernstein shareholders after a two-year lock-out period by allowing the 40.8 million Alliance Units to be sold to the Holding Company over the subsequent eight years but generally not more than 20% of such Units in any one annual period.

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

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received. At December 31, 2000 and 1999, respectively, deferred sales commissions totaled $715.7 million and $604.7 million and are included with other assets.

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

3)      INVESTMENTS

        The following table provides additional information relating to fixed maturities and equity securities.

                                                                   Gross              Gross
                                              Amortized          Unrealized         Unrealized         Estimated
                                                 Cost              Gains              Losses           Fair Value
                                            ---------------   -----------------  -----------------   ---------------
                                                                         (In Millions)
        December 31, 2000
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    12,512.0     $      242.0       $      299.0       $   12,455.0
            Mortgage-backed...............         2,215.1             19.2                7.8            2,226.5
            U.S. Treasury, government
              and agency securities.......           938.1             40.2                 .5              977.8
            States and political
              subdivisions................           110.4              4.5                1.0              113.9
            Foreign governments...........           177.4             17.3                5.2              189.5
            Redeemable preferred stock....           340.7             13.4                9.0              345.1
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    16,293.7     $      336.6       $      322.5       $   16,307.8
                                            ================= =================  =================  ================
          Total Held to Maturity..........   $       256.7     $       10.5       $         .3       $      266.9
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        27.0     $        1.7       $        6.0       $       22.7
          Trading securities..............         1,606.3              1.8               46.2            1,561.9
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $     1,633.3     $        3.5       $       52.2       $    1,584.6
                                            ================= =================  =================  ================

        December 31, 1999
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    15,049.6     $      139.5       $      790.1       $   14,399.0
            Mortgage-backed...............         2,576.1              2.3               88.4            2,490.0
            U.S. Treasury, government
              and agency securities.......         1,218.0             18.9               23.6            1,213.3
            States and political
              subdivisions................           110.0              1.4                4.9              106.5
            Foreign governments...........           361.8             16.2               14.8              363.2
            Redeemable preferred stock....           311.6              1.8               36.3              277.1
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    19,627.1     $      180.1       $      958.1       $   18,849.1
                                            ================= =================  =================  ================
          Total Held to Maturity..........   $       253.4     $        6.6       $         .7       $      259.3
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        25.5     $        1.5       $       17.8       $        9.2
          Trading securities..............            14.3              9.1                7.0               16.4
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $        39.8     $       10.6       $       24.8       $       25.6
                                            ================= =================  =================  ================



        For publicly-traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, AXA Financial determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2000 and 1999, securities without a readily ascertainable market value having an amortized cost of $2,905.6 million and $3,475.7 million, respectively, had estimated fair values of $2,928.1 million and $3,336.9 million, respectively.

        The contractual maturity of bonds at December 31, 2000 is shown below:

                                                 Held to Maturity                      Available for Sale
                                         ------------------------------------   ------------------------------------
                                            Amortized          Estimated           Amortized          Estimated
                                               Cost            Fair Value            Cost             Fair Value
                                         -----------------  -----------------   ----------------   -----------------
                                                                       (In Millions)

        Due in one year or less.........  $        -         $         -         $      587.7       $      588.3
        Due in years two through five...         147.3               147.3            2,855.0            2,853.1
        Due in years six through ten....          92.5               100.8            5,277.2            5,239.9
        Due after ten years.............          16.9                18.8            5,018.0            5,054.9
        Mortgage-backed securities......           -                   -              2,215.1            2,226.5
                                         -----------------  -----------------   ----------------   -----------------
        Total...........................  $      256.7       $       266.9       $   15,953.0       $   15,962.7
                                         =================  =================   ================   =================

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2000, approximately 12% of the $16,209.7 million aggregate amortized cost of bonds held by AXA Financial was considered to be other than investment grade.

        The Insurance Group holds equity in limited partnership interests which primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2000 and 1999 were $811.9 million and $647.9 million, respectively.

        At December 31, 2000, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $60.3 million.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $92.9 million and $106.0 million at December 31, 2000 and 1999, respectively. Gross interest income on these loans included in net investment income aggregated $7.8 million, $8.2 million and $8.3 million in 2000, 1999 and 1998, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $8.7 million, $9.5 million and $10.3 million in 2000, 1999 and 1998, respectively.

        Impaired mortgage loans along with the related provision for losses follow:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   2000                 1999
                                                                            -------------------  -------------------
                                                                                         (In Millions)

        Impaired mortgage loans with provision for losses..................  $        144.2       $        142.4
        Impaired mortgage loans without provision for losses...............             1.8                  2.2
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           146.0                144.6
        Provision for losses...............................................           (37.0)               (23.0)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        109.0       $        121.6
                                                                            ===================  ===================

        During 2000, 1999 and 1998, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $138.8 million, $141.7 million and $161.3 million. Interest income recognized on these impaired mortgage loans totaled $10.4 million, $12.0 million and $12.3 million ($.5 million, $.0 million and $.9 million recognized on a cash basis) for 2000, 1999 and 1998, respectively.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2000 and 1999, the carrying value of equity real estate held for sale amounted to $526.3 million and $382.2 million, respectively. For 2000, 1999 and 1998, respectively, real estate of $.3 million, $20.5 million and $7.1 million was acquired in satisfaction of debt. At December 31, 2000 and 1999, AXA Financial owned $322.3 million and $443.9 million, respectively, of real estate acquired in satisfaction of debt.

        Accumulated depreciation on real estate was $208.8 million and $251.6 million at December 31, 2000 and 1999, respectively. Depreciation expense on real estate totaled $21.7 million, $21.8 million and $30.5 million for 2000, 1999 and 1998, respectively.

        Investment valuation allowances and changes thereto follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balances, beginning of year........................  $       148.6       $      230.6       $      384.5
        Additions charged to income........................           53.7               68.2               86.2
        Deductions for writedowns and
          asset dispositions...............................         (102.4)            (150.2)            (240.1)
                                                            -----------------   ----------------   -----------------
        Balances, End of Year..............................  $        99.9       $      148.6       $      230.6
                                                            =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate....................  $        41.4       $       27.5       $       34.3
          Equity real estate...............................           58.5              121.1              196.3
                                                            -----------------   ----------------   -----------------
        Total..............................................  $        99.9       $      148.6       $      230.6
                                                            =================   ================   =================

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information for unconsolidated real estate joint ventures (14 individual ventures at both December 31, 2000 and 1999) and for limited partnership interests accounted for under the equity method, in which AXA Financial has an investment of $10.0 million or greater and an equity interest of 10% or greater, follows:


                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $       730.1      $       861.1
        Investments in securities, generally at estimated fair value...........          226.6              262.0
        Cash and cash equivalents..............................................           43.9               68.4
        Other assets...........................................................           65.5              232.5
                                                                                ----------------   -----------------
        Total Assets...........................................................  $     1,066.1      $     1,424.0
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       249.9      $       354.2
        Borrowed funds - AXA Financial.........................................           12.9               28.9
        Other liabilities......................................................           26.3              191.2
                                                                                ----------------   -----------------
        Total liabilities......................................................          289.1              574.3
                                                                                ----------------   -----------------

        Partners' capital......................................................          777.0              849.7
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $     1,066.1      $     1,424.0
                                                                                ================   =================

        Equity in partners' capital included above.............................  $       272.3      $       298.5
        Equity in limited partnership interests not included above and other...          720.7              542.1
                                                                                ----------------   -----------------
        Carrying Value.........................................................  $       993.0      $       840.6
                                                                                ================   =================

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $       187.1       $      180.5       $      246.1
        Revenues of other limited partnership interests....           16.5               85.0              128.9
        Interest expense - third party.....................          (32.5)             (26.6)             (33.3)
        Interest expense - AXA Financial...................           (2.0)              (2.5)              (2.6)
        Other expenses.....................................         (126.4)            (133.0)            (197.0)
                                                            -----------------   ----------------   -----------------
        Net Earnings.......................................  $        42.7       $      103.4       $      142.1
                                                            =================   ================   =================

        Equity in net earnings included above..............  $        17.7       $        9.4       $       44.4
        Equity in net earnings of limited partnership
          interests not included above.....................          216.3               77.1               37.9
                                                            -----------------   ----------------   -----------------
        Total Equity in Net Earnings.......................  $       234.0       $       86.5       $       82.3
                                                            =================   ================   =================

 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Fixed maturities...................................  $     1,454.4       $    1,523.1       $    1,521.4
        Mortgage loans on real estate......................          257.3              253.4              235.4
        Equity real estate.................................          191.6              250.2              356.1
        Other equity investments...........................           12.7              171.4               83.8
        Policy loans.......................................          156.7              143.8              144.9
        Other investment income............................          220.0              154.3              181.0
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        2,292.7            2,496.2            2,522.6

        Investment expenses................................         (203.2)            (232.9)            (266.7)
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     2,089.5       $    2,263.3       $    2,255.9
                                                            =================   ================   =================

        Investment (losses) gains including changes in the valuation allowances follow:

                                                                 2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Investment (losses) gains, net:
          Fixed maturities.................................  $      (767.5)      $     (294.7)      $      (26.0)
          Mortgage loans on real estate....................          (15.1)              (3.3)             (10.9)
          Equity real estate...............................            4.8               (2.4)              74.5
          Other equity investments.........................          (20.1)              92.6               31.8
          Sale of subsidiaries.............................            -                  -                 (2.6)
          Issuance and sales of Alliance Units.............            3.9                5.5               19.8
          Other............................................             .2                -                 (4.4)
                                                            -----------------   ----------------   -----------------
            Total Investment (Losses) Gains, Net...........  $      (793.8)      $     (202.3)      $       82.2
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $607.8 million, $223.2 million and $101.6 million for 2000, 1999 and 1998, respectively, including $472.2 million in fourth quarter 2000.

        For 2000, 1999 and 1998, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $7,519.9 million, $7,650.0 million and $16,775.7 million. Gross gains of $78.7 million, $75.3 million and $150.7 million and gross losses of $217.5 million, $218.7 million and $97.8 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2000, 1999 and 1998 amounted to $793.4 million, $(1,319.4) million and $(330.0) million, respectively.

        In conjunction with the sale of DLJ, AXA Financial received 25.2 million shares in Credit Suisse Group ("CSG") common stock, 6.3 million shares of which were immediately repurchased by CSG at closing. The CSG shares have been designated as trading account securities. In December 2000,
        6.5 million shares of the CSG shares were sold to AXA at fair value for $1.2 billion. The remaining 8.2 million shares held by AXA Financial had a carrying value of $1.56 billion at December 31, 2000 and were sold in January 2001. Net investment income for 2000 included realized losses of $116.6 million and holding losses of $43.3 million on the CSG shares.

        On January 1, 1999, investments in publicly-traded common equity securities in the General Account and Holding Company portfolios within other equity investments amounting to $149.8 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $87.3 million ($45.7 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statements of earnings. In 2000 and 1999, respectively, net unrealized holding (losses) gains of $(44.4) million and $2.1 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $1,561.9 million and $16.4 million and costs of $1,606.3 million and $14.3 million at December 31, 2000 and 1999, respectively.

        For 2000, 1999 and 1998, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $110.6 million, $131.5 million and $136.9 million, respectively.

        The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated comprehensive income and the changes for the corresponding years, including Closed Block and Other Discontinued Operations on a line by line basis, follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balance, beginning of year.........................  $      (406.4)      $      378.1       $      523.7
        Changes in unrealized investment gains (losses)....          980.9           (1,831.4)            (162.8)
        Changes in unrealized investment (gains)  losses
          attributable to:
           Participating group annuity contracts
             and other.....................................          (18.3)              25.0               (5.4)
           DAC.............................................         (262.1)             493.1              (28.8)
           Deferred Federal income taxes...................         (283.1)             528.8               51.4
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $        11.0       $     (406.4)      $      378.1
                                                            =================   ================   =================

        Balance, end of year comprises:
          Unrealized investment gains (losses) on:
           Fixed maturities................................  $        64.9       $     (908.7)      $      767.5
           Other equity investments........................           (3.6)             (22.2)              90.5
           Other...........................................           (1.2)              10.1               52.6
                                                            -----------------   ----------------   -----------------
              Total........................................           60.1             (920.8)             910.6
          Amounts of unrealized investment (losses) gains
            attributable to:
           Participating group annuity contracts
            and other......................................          (15.3)               3.0              (22.0)
           DAC.............................................          (28.3)             233.8             (259.3)
           Deferred Federal income taxes...................           (5.5)             277.6             (251.2)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $        11.0       $     (406.4)      $      378.1
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

 6)     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Unrealized gains (losses) on investments...........  $        11.0       $      (406.4)     $      378.1
        Minimum pension liability..........................          (13.3)              (16.1)            (28.3)
                                                            -----------------   ----------------   -----------------
        Total Accumulated Other
          Comprehensive (Loss) Income......................  $        (2.3)      $      (422.5)     $      349.8
                                                            =================   ================   =================

        The components of other comprehensive income (loss) for the past three years follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net unrealized gains (losses) on investments:
          Net unrealized gains (losses) arising during
            the period.....................................  $       190.2       $    (1,637.4)     $     (104.3)
          Losses (gains) reclassified into net earnings
            during the period..............................          790.7              (194.0)            (58.5)
                                                            -----------------   ----------------   -----------------
        Net unrealized gains (losses) on investments.......          980.9            (1,831.4)           (162.8)
        Adjustments for policyholder liabilities, DAC
          and deferred Federal income taxes................         (563.5)            1,046.9              17.2
                                                            -----------------   ----------------   -----------------
        Change in unrealized gains (losses), net of
          adjustments......................................          417.4              (784.5)           (145.6)
        Change in minimum pension liability................            2.8                12.2             (11.0)
                                                            -----------------   ----------------   -----------------
        Total Other Comprehensive Income (Loss)............  $       420.2       $      (772.3)     $     (156.6)
                                                            =================   ================   =================

 7)     CLOSED BLOCK

        Summarized financial information for the Closed Block follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        BALANCE SHEETS
        Fixed Maturities:
          Available for sale, at estimated fair value (amortized cost,
            $4,373.5 and $4,144.8)...........................................  $    4,408.0         $    4,014.0
        Mortgage loans on real estate........................................       1,581.8              1,704.2
        Policy loans.........................................................       1,557.7              1,593.9
        Cash and other invested assets.......................................         174.7                194.4
        Deferred policy acquisitions costs...................................         699.7                895.5
        Other assets.........................................................         237.1                205.3
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    8,659.0         $    8,607.3
                                                                              =================    =================

        Future policy benefits and policyholders' account balances...........  $    9,026.4         $    9,011.7
        Other liabilities....................................................          23.8                 13.3
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    9,050.2         $    9,025.0
                                                                              =================    =================

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Premiums and other revenue.........................  $       594.7       $      619.1       $      661.7
        Investment income (net of investment
          expenses of $8.1, $15.8 and $15.5)...............          578.7              574.2              569.7
        Investment (losses) gains, net.....................          (35.8)             (11.3)                .5
                                                            -----------------   ----------------   -----------------
              Total revenues...............................        1,137.6            1,182.0            1,231.9
                                                            -----------------   ----------------   -----------------

        Policyholders' benefits and dividends..............        1,025.2            1,024.7            1,082.0
        Other operating costs and expenses.................           19.7               70.9               62.8
                                                            -----------------   ----------------   -----------------
              Total benefits and other deductions..........        1,044.9            1,095.6            1,144.8
                                                            -----------------   ----------------   -----------------

        Contribution from the Closed Block.................  $        92.7       $       86.4       $       87.1
                                                            =================   ================   =================

        Impaired mortgage loans along with the related provision for losses follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Impaired mortgage loans with provision for losses......................  $        26.7      $        26.8
        Impaired mortgage loans without provision for losses...................            4.0                4.5
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................           30.7               31.3
        Provision for losses...................................................           (8.7)              (4.1)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        22.0      $        27.2
                                                                                ================   =================

        During 2000, 1999 and 1998, the Closed Block's average recorded investment in impaired mortgage loans was $31.0 million, $37.0 million and $85.5 million, respectively. Interest income recognized on these impaired mortgage loans totaled $2.0 million, $3.3 million and $4.7 million ($.1 million, $.3 million and $1.5 million recognized on a cash basis) for 2000, 1999 and 1998, respectively.

        Valuation allowances amounted to $9.1 million and $4.6 million on mortgage loans on real estate and $17.2 million and $24.7 million on equity real estate at December 31, 2000 and 1999, respectively. Writedowns of fixed maturities amounted to $27.7 million and 3.3 million for 2000 and 1999, respectively, including $20.0 million in fourth quarter 2000.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

 8)     DISCONTINUED OPERATIONS

        Investment Banking and Brokerage Segment

        The discontinued Investment Banking and Brokerage segment included DLJ and served institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses included securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management.

        On November 3, 2000, AXA Financial sold its interest in DLJ to CSG. AXA Financial received $2.29 billion in cash and $4.86 billion (or 25.2 million shares) in CSG common stock. The fair value of the stock consideration was based upon the exchange rate and stock price at the time the transaction closed. CSG repurchased $1.18 billion (6.3 million shares) of its common stock from AXA Financial at closing. AXA Financial recognized a gain on the DLJ sale of $2.32 billion (net of $1.99 billion in taxes).

        Revenues from the Investment Banking and Brokerage segment were $7,056.3 million, $7,388.6 million and $5,459.2 million for 2000, 1999 and 1998, respectively. Net earnings are net of Federal income taxes totaling $173.5 million, $188.4 million and 134.4 million for 2000, 1999 and 1998, respectively.

        The 1999 net earnings included a non-cash pre-tax realized gain of $212.3 million related to DLJ's offering of a new class of common stock to track the performance of DLJdirect.

        Other Discontinued Operations

        Summarized financial information for Other Discontinued Operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        BALANCE SHEETS
        Mortgage loans on real estate........................................  $      330.9         $      454.6
        Equity real estate...................................................         350.9                426.6
        Fixed maturities, available for sale, at estimated fair value
          (amortized cost of $321.5 and $85.3)...............................         336.5                 85.5
        Other equity investments.............................................          43.1                 55.8
        Other invested assets................................................           1.9                  1.6
                                                                              -----------------    -----------------
          Total investments..................................................       1,063.3              1,024.1
        Cash and cash equivalents............................................          84.3                164.5
        Other assets.........................................................         148.8                213.0
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    1,296.4         $    1,401.6
                                                                              =================    =================

        Policyholders liabilities............................................  $      966.8         $      993.3
        Allowance for future losses..........................................         159.8                242.2
        Other liabilities....................................................         169.8                166.1
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    1,296.4         $    1,401.6
                                                                              =================    =================

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Investment income (net of investment
          expenses of $37.0, $49.3 and $63.3)..............  $       102.2       $       98.7       $      160.4
        Investment (losses) gains, net.....................           (6.6)             (13.4)              35.7
        Policy fees, premiums and other income.............             .7                 .2               (4.3)
                                                            -----------------   ----------------   -----------------
        Total revenues.....................................           96.3               85.5              191.8

        Benefits and other deductions......................          106.9              104.8              141.5
        (Losses charged) earnings credited to allowance
          for future losses................................          (10.6)             (19.3)              50.3
                                                            -----------------   ----------------   -----------------
        Pre-tax loss from operations.......................            -                  -                  -
        Pre-tax earnings from releasing the allowance
          for future losses................................           90.2               43.3                4.2
        Federal income tax expense.........................          (31.6)             (15.2)              (1.5)
                                                            -----------------   ----------------   -----------------
        Earnings from Other
          Discontinued Operations..........................  $        58.6       $       28.1       $        2.7
                                                            =================   ================   =================

        AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of other discontinued operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of AXA Financial's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in each of the three years presented.

        Benefits and other deductions included $26.6 million of interest expense related to amounts borrowed from continuing operations in 1998.

        Valuation allowances of $2.9 million and $1.9 million on mortgage loans on real estate and $11.4 million and $54.8 million on equity real estate were held at December 31, 2000 and 1999, respectively. During 2000, 1999 and 1998, other discontinued operations' average recorded investment in impaired mortgage loans was $11.3 million, $13.8 million and $73.3 million, respectively. Interest income recognized on these impaired mortgage loans totaled $.9 million, $1.7 million and $4.7 million ($.5 million, $.0 million and $3.4 million recognized on a cash basis) for 2000, 1999 and 1998, respectively.

        At December 31, 2000 and 1999, other discontinued operations had real estate acquired in satisfaction of debt with carrying values of $4.5 million and $24.1 million, respectively.

 9)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)

        Short-term debt......................................................  $    1,078.2         $      592.0
                                                                              -----------------    -----------------
        Long-term debt:
        Holding Company:
          Senior notes, 7.75%, due through 2010..............................         476.0                  -
          Senior notes, 6.5%, due 2008.......................................         249.4                249.3
          Senior notes, 9%, due 2004.........................................         300.0                300.0
          Senior notes, 7.30%, due through 2003..............................         133.0                179.0
          Senior debentures, 7.0%, due 2028..................................         347.6                347.5
                                                                              -----------------    -----------------
              Total Holding Company..........................................       1,506.0              1,075.8
                                                                              -----------------    -----------------
        Equitable Life:
          Surplus notes, 6.95%, due 2005.....................................         399.6                399.5
          Surplus notes, 7.70%, due 2015.....................................         199.7                199.7
          Other..............................................................            .4                   .4
                                                                              -----------------    -----------------
              Total Equitable Life...........................................         599.7                599.6
                                                                              -----------------    -----------------
        Wholly owned and joint venture real estate:
          Mortgage notes, 5.43% - 9.5%, due through 2017.....................         248.3                251.3
                                                                              -----------------    -----------------

        Total long-term debt.................................................       2,354.0              1,926.7
                                                                              -----------------    -----------------

        Total Short-term and Long-term Debt..................................  $    3,432.2         $    2,518.7
                                                                              =================    =================

        Short-term Debt

        In 2000, the Holding Company negotiated a $1.00 billion, 364-day revolving credit facility to replace a promissory note from which the proceeds were used to purchase new Alliance Units. At December 31, 2000, $250.0 million was outstanding under the facility with an annual interest rate of 6.94%.

        Equitable Life has a $350.0 million bank 5-year credit facility and a $350.0 million 364-day credit facility. The interest rates are based on external indices dependent on the type of borrowing ranging from 6.93% to 6.97%. No amounts were outstanding under these credit facilities at December 31, 2000.

        Equitable Life has a commercial paper program with an issue limit of $1.0 billion. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $700.0 million bank credit facilities. At December 31, 2000, there were no amounts outstanding under this program.

        Alliance has a $425.0 million five-year revolving credit facility and a $200.0 million three-year revolving credit facility with a group of commercial banks. Borrowings from the revolving credit facility and the original commercial paper program may not exceed $425.0 million in the aggregate. Under the facilities, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal Funds Rate. A facility fee is payable on the total facility. In October 2000, Alliance entered into a $250.0 million two-year revolving credit facility using terms substantially similar to the $425.0 million and $200.0 million revolving credit facilities. The revolving credit facilities will be used to provide backup liquidity for Alliance's commercial program, to fund commission payments to financial intermediaries for the sale of certain mutual funds and for general working capital purposes. The revolving credit facilities contain covenants that require Alliance to, among other things, meet certain financial ratios. At December 31, 2000, Alliance had commercial paper outstanding totaling $396.9 million at an effective interest rate of 6.7%; and $284.0 million at an effective interest rate of 7.0% in borrowings outstanding under Alliance's revolving credit facilities.

        In December 1999, Alliance established a $100.0 million extendible commercial notes ("ECN") program to supplement its commercial paper program. ECN's are short-term debt instruments that do not require any back-up liquidity support. At December 31, 2000, $98.2 million at an effective interest rate of 6.8% was outstanding under the ECN program.

        Long-term Debt

        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2000, AXA Financial is in compliance with all debt covenants.

        At December 31, 2000 and 1999, respectively, AXA Financial has pledged real estate of $298.8 million and $323.6 million as collateral for certain long-term debt.

        At December 31, 2000, aggregate maturities of the long-term debt based on required principal payments at maturity for 2001 and the succeeding four years are $294.6 million, $56.2 million, $76.8 million, $300.0
        million  and  $400.0  million,   respectively,   and  $1,280.0   million
        thereafter.

        In July 2000, the Holding Company issued $480.0 million 7.75% Senior Notes due 2010. Substantially all of the net proceeds of $472.7 million was used to repay a portion of the promissory note from which proceeds were used to purchase new Alliance Units incurred with the Bernstein acquisition.

        In 1998, the Holding Company completed an offering under its existing shelf registration of $250.0 million 6.5% Senior Notes due 2008 and $350.0 million 7% Senior Debentures due 2028 (together the "1998 Senior Debt"), resulting in net proceeds of $591.1 million to be used for general corporate purposes.

10)     FEDERAL INCOME TAXES

        A  summary  of  the  Federal   income  tax  (benefit)   expense  in  the
        consolidated statements of earnings follows:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Federal income tax (benefit) expense:
          Current..........................................  $      (123.1)      $      152.3       $      267.3
          Deferred.........................................           80.6              156.4               70.9
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       (42.5)      $      308.7       $      338.2
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Expected Federal income tax (benefit) expense......  $       (34.9)      $      341.6       $      355.3
        Minority interest..................................          (94.0)             (58.5)             (33.2)
        Non-deductible stock option compensation
          expense..........................................           61.6                -                  -
        Subsidiary gains...................................            -                  -                (14.1)
        Adjustment of tax audit reserves...................           17.9               11.7               16.0
        Other..............................................            6.9               13.9               14.2
                                                            -----------------   ----------------   -----------------
        Federal Income Tax (Benefit) Expense...............  $       (42.5)      $      308.7       $      338.2
                                                            =================   ================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       December 31, 2000                  December 31, 1999
                                                ---------------------------------  ---------------------------------
                                                    Assets         Liabilities         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)

        Compensation and related benefits......  $     240.8      $        -        $       86.5      $       -
        Other..................................         61.0               -                35.7              -
        DAC, reserves and reinsurance..........          -               733.0               -              329.6
        Investments............................          -               237.6             155.7              -
                                                ---------------  ----------------  ---------------   ---------------
        Total..................................  $     301.8      $      970.6      $      277.9      $     329.6
                                                ===============  ================  ===============   ===============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and their tax effects follow:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        DAC, reserves and reinsurance......................  $       403.3       $       83.2       $       (7.7)
        Investments........................................         (139.9)              14.3               45.3
        Compensation and related benefits..................         (154.3)              24.5               28.6
        Other..............................................          (28.5)              34.4                4.7
                                                            -----------------   ----------------   -----------------
        Deferred Federal Income Tax Expense................ $         80.6       $      156.4       $       70.9
                                                            =================   ================   =================

        Federal income taxes payable at December 31, 2000 included $1.85 billion of taxes related to the gain on disposal of the discontinued Investment Banking and Brokerage segment.

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

        The Holding Company is authorized to issue 2.01 billion shares of capital stock, of which 1.00 billion shares are designated as Common Stock having a par value of $.01 per share and 10 million shares are designated as preferred stock having a par value of $1.00 per share.

        At December 31, 2000 and 1999, respectively, 436.0 million and 433.6 million shares of Common Stock were outstanding. At December 31, 2000, approximately 59.8 million shares of Common Stock were reserved for the conversion of Series D Convertible Preferred Stock ("Series D Preferred Stock") and the exercise of employee stock options.

        In May 1998, the Holding Company's Board of Directors authorized a stock repurchase program pursuant to which the Holding Company may repurchase up to 16 million shares of its Common Stock from time to time in the open market or through privately negotiated transactions. In September 1998, the Holding Company's Board of Directors increased the number of shares authorized under the stock repurchase program to 30 million. At December 31, 2000, the Holding Company had repurchased 20.7 million shares of Common Stock at a cost of $629.6 million.

        In 1993, the Holding Company established a Stock Employee Compensation Trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefits programs. At that time, the
        Holding  Company  sold  60,000  shares  of  Series  D  Preferred  Stock, convertible into 23.8 million shares of the Holding Company's Common Stock, to the SECT in exchange for cash and a promissory note of $299.9 million, for a total of $300.0 million. This had no effect on AXA Financial's consolidated shareholders' equity as the Series D Preferred Stock is reported as outstanding on AXA Financial's consolidated balance sheets but is offset by a contra-equity account. An increase in consolidated shareholders' equity results only when shares of Series D Preferred Stock are released from the SECT and converted into shares of Holding Company Common Stock. The conversion of the Series D Preferred Stock released from the SECT and the related reduction in benefit liabilities are recorded at fair value. The SECT is required to periodically distribute an amount of Series D Preferred Stock (or Common Stock issued on conversion thereof) based on a pre-determined formula. In April 1996, AXA Financial filed a shelf registration statement with the SEC to register approximately 23.8 million shares of AXA Financial's Common Stock issuable upon conversion of shares of the Series D Preferred Stock held by the SECT. The SECT will terminate on the date on which all assets of the SECT have been distributed. At December 31, 2000, 1999 and 1998, the Holding Company's Common Stock into which the Series D Preferred Stock can be converted had a market value of $976.7 million, $648.7 million, and $598.4 million, respectively. In August 2000, the SECT released 4,020 shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. The Holding Company purchased all these shares in connection with its treasury stock repurchase program and as a result there was no impact on total shareholders equity. In September 1999, the SECT released 4,020 Shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. AXA purchased 146,100 shares directly, the Holding Company purchased 1,356,500 shares in connection with its stock repurchase program while the remaining shares were sold through an agent to the public. The net proceeds of the sale after the repurchase of treasury shares of $7.4 million increased Shareholders' equity. In July 1997, the SECT released 8,040 shares of Series D Preferred Stock which were converted into 3.2 million shares of Common Stock. AXA purchased
        1.92 million shares directly while the remaining shares were sold through an agent to the public. The net proceeds of the sale totaled $54.8 million, increasing Shareholders' equity by this amount.

        In conjunction with approval of the agreement for AXA's acquisition of the minority interest in the Holding Company's Common Stock, generally all outstanding options awarded under the 1997 and 1991 Stock Incentive Plans were amended to become immediately and fully exercisable pursuant to their terms upon expiration of the initial tender offer. In addition, the agreement provided that at the effective time of the merger, the terms of all outstanding options granted under those Plans would be further amended and converted into options of equivalent intrinsic value to acquire a number of AXA ordinary shares in the form of American Depository Shares (ADSs). Also pursuant to the agreement, holders of non-qualified options were provided with an alternative to elect cancellation of those options at the effective time of the merger in exchange for a cash payment from AXA Financial. For the year ended December 31, 2000, AXA Financial, Inc. recognized compensation expense of $702.7 million, representing the cost of these Plan amendments and modifications, approximately $349.9 million of which has been accrued for the cash settlement of approximately 11.9 million non-qualified options. The remaining cost of approximately $352.8 million as related to the conversion and exchange of option shares was reflected as an addition to capital in excess of par value.

        AXA Financial's ownership interest in Alliance will continue to be reduced upon the exercise of options granted to certain Alliance employees. Options are exercisable over a period of up to eight years.

        AXA Financial has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation expense for AXA Financial's Stock Option Incentive Plans' options been determined based on SFAS No. 123's fair value based method, AXA Financial's pro forma net earnings and earnings per share for 2000, 1999 and 1998 would have been:

                                                                        2000              1999             1998
                                                                   ---------------   ---------------  ---------------
                                                                           (In Millions, Except Per Share Amount)

        Pro forma Net Earnings....................................  $    2,838.2      $   1,063.3      $      795.1

        Pro forma Earnings Per Share:
            Basic.................................................  $        6.54     $       2.43     $        1.79
            Diluted...............................................  $        6.34     $       2.33     $        1.74

        The fair values of options granted after December 31, 1994, used as a basis for the pro forma disclosures above, were estimated as of the grant dates using the Black-Scholes option pricing model. The option pricing assumptions for 2000, 1999 and 1998 follow:

                                       Holding Company                           Alliance
                           -----------------------------------------   ------------------------------
                               2000           1999         1998          2000      1999       1998
                           -------------  ------------- ------------   -------------------- ---------

        Dividend yield....    0.32%          0.31%         0.32%         7.20%     8.70%     6.50%

        Expected
          volatility......     28%            28%           28%           30%       29%       29%

        Risk-free interest
          rate............    6.24%          5.46%         5.48%         5.90%     5.70%     4.40%

        Expected life
          in years........      5              5             5            7.4        7        7.2

        Weighted average
          fair value per
          option at
          grant-date......    $11.08         $10.78       $11.32         $8.32     $3.88     $3.86

        Information about options outstanding and exercisable at December 31, 2000 follows:

                                            Options Outstanding                            Options Exercisable
                               -------------------------------------------------   -------------------------------------
                                                   Weighted
                                                    Average         Weighted                               Weighted
              Range of             Number          Remaining        Average             Number              Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable          Exercise
               Prices          (In Millions)     Life (Years)        Price           (In Millions)           Price
        ---------------------- ---------------- ---------------- ---------------   ------------------   ----------------

               Holding
               Company
        ----------------------
        $ 9.06   -$13.88             3.4               3.3            $10.58             22.7                $27.14
        $14.25   -$22.63             3.9               6.7            $20.81              -                    -
        $25.32   -$34.59            13.0               8.4            $29.76              -                    -
        $40.97   -$41.28             3.2               7.6            $41.28              -                    -
        $52.25   -$52.25              .1               9.7            $52.25              -                    -
                               ----------------                                    ------------------
        $ 9.06   -$41.28            23.5               7.3            $27.20             22.7                $27.14
                               ================ ================ ===============   ==================   ================

              Alliance
        ----------------------
        $ 6.63    -$11.13            3.6               3.6            $ 9.60              3.6                $ 9.60
        $12.44    -$26.31            5.2               7.3            $21.29              2.6                $19.85
        $27.31    -$30.94            1.9               8.9            $30.24               .4                $30.24
        $48.50    -$53.75            2.5               9.5            $48.50              -                    -
        $48.50    -$53.75            2.2              10.0            $53.75              -                    -
                               ----------------                                    ------------------
        $ 6.63    -$53.75           15.4               7.4            $28.73              6.6                $14.87
                               ================ ================ ===============   ==================   ================

12)     COMPUTATION OF EARNINGS PER SHARE

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        (Loss) earnings from continuing operations
          applicable to common shares -Basic...............  $      (337.3)      $      467.9       $      551.8
        Less - effect of assumed exercise of options
          of publicly held subsidiary......................           (8.2)              (4.0)              (2.7)
                                                            -----------------   ----------------   -----------------
        (Loss) Earnings from Continuing Operations
          Applicable to Common Shares -Diluted.............  $      (345.5)      $      463.9       $      549.1
                                                            =================   ================   =================

        Weighted average common shares
          outstanding - Basic..............................          433.7              437.1              443.3
          Add - assumed exercise of stock options..........            6.7                5.2                5.5
                                                            -----------------   ----------------   -----------------
        Weighted Average Shares
          Outstanding - Diluted............................          440.4              442.3              448.8
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

13)     RELATED PARTY TRANSACTIONS

        In December 2000, the Holding Company loaned AXA Merger Corp. $3.0 billion at an annual rate of 6.96% with principal and interest payable March 14, 2001. The loan proceeds were used to partially fund the AXA Financial minority interest buyout. Interest income, totaled $5.3 million for 2000. As a result of AXA Merger Corp.'s merger into the Holding Company, the obligation to repay this loan was extinguished in January 2001 resulting in a decrease in consolidated shareholders' equity.

14)     REINSURANCE AGREEMENTS

        The  effect  of  reinsurance   (excluding  group  life  and  health)  is
        summarized as follows:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Direct premiums....................................  $       508.6       $      420.6       $      438.8
        Reinsurance assumed................................          194.2              206.7              203.6
        Reinsurance ceded..................................         (122.9)             (69.1)             (54.3)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       579.9       $      558.2       $      588.1
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $        92.1       $       69.7       $       75.7
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $       202.6       $       99.6       $       85.9
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        46.5       $       38.5       $       39.5
                                                            =================   ================   =================

        Since 1997, AXA Financial reinsures on a yearly renewal term basis 90% of the mortality risk on new issues of certain term, universal and variable life products. AXA Financial's retention limit on joint survivorship policies is $15.0 million. All other in force business above $5.0 million is reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

        During July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written DI business for years 1993 and prior through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period.

        At December 31, 2000 and 1999, respectively, reinsurance recoverables related to insurance contracts outside of the Closed Block amounting to $1,989.2 million and $881.5 million are included in the consolidated balance sheets in other assets and reinsurance payables related to insurance contracts outside of the Closed Block amounting to $730.3 million and $682.5 million are included in other liabilities.

        The Insurance Group cedes 100% of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $487.7 million and $510.5 million at December 31, 2000 and 1999, respectively.

15)     EMPLOYEE BENEFIT PLANS

        AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. The pension plans are non-contributory. Equitable Life's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. AXA Financial's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA").

        Components of net periodic pension credit for the qualified and non-qualified plans were as follows:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Service cost.......................................  $        37.2       $       36.7       $       33.2
        Interest cost on projected benefit obligations.....          144.6              131.6              129.2
        Expected return on assets..........................         (223.3)            (189.8)            (175.6)
        Net amortization and deferrals.....................            5.3                7.5                6.1
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension Credit........................  $       (36.1)      $      (14.0)      $       (7.1)
                                                            =================   ================   =================

        The plans' projected benefit obligations under the qualified and non-qualified plans was comprised of:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Benefit obligations, beginning of year.................................  $    1,925.3       $    1,933.4
        Service cost...........................................................          37.2               36.7
        Interest cost..........................................................         144.6              131.6
        Actuarial losses (gains)...............................................          20.1              (53.3)
        Benefits paid..........................................................        (128.6)            (123.1)
                                                                                ----------------   -----------------
        Benefit Obligations, End of Year.......................................  $    1,998.6       $    1,925.3
                                                                                ================   =================

        The funded status of the qualified and non-qualified pension plans was as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Plan assets at fair value, beginning of year...........................  $    2,343.7       $    2,083.1
        Actual return on plan assets...........................................        (107.6)             369.0
        Contributions..........................................................           -                   .1
        Benefits paid and fees.................................................        (115.0)            (108.5)
                                                                                ----------------   -----------------
        Plan assets at fair value, end of year.................................       2,121.1            2,343.7
        Projected benefit obligations..........................................       1,998.5            1,925.3
                                                                                ----------------   -----------------
        Excess of plan assets over projected benefit obligations...............         122.6              418.4
        Unrecognized prior service cost........................................          (2.8)              (5.2)
        Unrecognized net gain (loss) from past experience different
          from that assumed....................................................         152.0             (197.3)
        Unrecognized net asset at transition...................................          (1.8)               (.1)
                                                                                ----------------   -----------------
        Prepaid  Pension Cost, Net.............................................  $      270.0       $      215.8
                                                                                ================   =================

        The prepaid pension cost for pension plans with assets in excess of projected benefit obligations was $483.5 million and $412.2 million and the accrued liability for pension plans with accumulated benefit obligations in excess of plan assets was $213.5 million and $196.4 million at December 31, 2000 and 1999, respectively.

        The pension plan assets include corporate and government debt securities, equity securities, equity real estate and shares of group trusts managed by Alliance. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.75% and 7.19%, respectively, at December 31, 2000 and 8.0% and 6.38%, respectively, at December 31, 1999. As of January 1, 2000 and 1999, the expected long-term rate of return on assets for the retirement plan was 10.5% and 10.0%, respectively.

        AXA Financial recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $13.2 million, $16.1 million and $28.3 million, net of Federal income taxes, at December 31, 2000, 1999 and 1998, respectively, primarily representing the excess of the accumulated benefit obligation of the non-qualified pension plan over the accrued liability. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $333.5 million and $42.1 million, respectively, at December 31, 2000 and $325.7 million and $36.3 million, respectively, at December 31, 1999.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $28.7 million, $30.2 million and $31.8 million for 2000, 1999 and 1998, respectively.

        AXA Financial provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from AXA Financial (i) on or after attaining age 55 who have at least 10 years of service or (ii) on or after attaining age 65 or (iii) whose jobs have been abolished and who have attained age 50 with 20 years of service. The life insurance benefits are related to age and salary at retirement. AXA Financial continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 2000, 1999 and 1998, AXA Financial made estimated postretirement benefits payments of $39.3 million, $29.5 million and $28.4 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in AXA Financial's consolidated financial statements:

                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Service cost.......................................  $         4.8       $        4.7       $        4.6
        Interest cost on accumulated postretirement
          benefits obligation..............................           35.5               34.4               33.6
        Unrecognized prior service costs...................            -                 (7.0)               -
        Net amortization and deferrals.....................           (3.2)               8.4                 .5
                                                            -----------------   ----------------   -----------------
        Net Periodic Postretirement Benefits Costs.........  $        37.1       $       40.5       $       38.7
                                                            =================   ================   =================


                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Accumulated postretirement benefits obligation,
          beginning of year....................................................  $      471.0       $      490.4
        Service cost...........................................................           4.8                4.7
        Interest cost..........................................................          35.5               34.4
        Contributions and benefits paid........................................         (39.3)             (29.5)
        Actuarial losses (gains)...............................................           4.0              (29.0)
                                                                                ----------------   -----------------
        Accumulated postretirement benefits obligation, end of year............         476.0              471.0
        Unrecognized prior service cost........................................          19.9               26.9
        Unrecognized net gain from past experience different
          from that assumed and from changes in assumptions....................         (86.2)             (86.0)
                                                                                ----------------   -----------------
        Accrued Postretirement Benefits Cost...................................  $      409.7       $      411.9
                                                                                ================   =================

        Since January 1, 1994, costs to AXA Financial for providing these medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 7.0% in 2000, gradually declining to 4.25% in the year 2010, and in 1999 was 7.5%, gradually declining to 2.5% in the year 2009. The discount rate used in determining the accumulated postretirement benefits obligation was 7.75% and 8.0% at December 31, 2000 and 1999, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 2000 would be increased 3.5%. The effect of this change on the sum of the service cost and interest cost would be an increase of 3.5%. If the health care cost trend rate assumptions were decreased by 1% the accumulated postretirement benefits obligation as of December 31, 2000 would be decreased by 4.4%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 4.4%.

16)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income. There were no swaps outstanding as of December 31, 2000. The notional amount of matched interest rate swaps outstanding at December 31, 1999 was $797.3 million. Equitable Life maintains an interest rate cap program designed to offset crediting rate increases on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 2000 of contracts purchased and sold were $6,775.0 million and $375.0 million, respectively. The net premium paid by Equitable Life on these contracts was $46.7 million and is being amortized ratably over the contract periods ranging from 1 to 3 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 2000 and 1999.

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

        The estimated fair values for variable deferred annuities and single premium deferred annuities, which are included in policyholders' account balances, are estimated by discounting the account value back from the time of the next crediting rate review to the present, at a rate equal to the excess of current estimated market rates offered on new policies over the current crediting rates.

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

        The carrying value and estimated fair value for financial instruments not previously disclosed in Notes 3, 7, 8 and 9 are presented below:

                                                                           December 31,
                                                --------------------------------------------------------------------
                                                              2000                               1999
                                                ---------------------------------  ---------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                    Value          Fair Value          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
        Consolidated AXA Financial:
        Mortgage loans on real estate..........  $    3,130.8     $     3,184.4     $     3,270.0     $    3,239.3
        Other limited partnership interests....         811.9             811.9             647.9            647.9
        Policy loans...........................       2,476.9           2,622.4           2,257.3          2,359.5
        Policyholders' account balances -
          investment contracts.................      11,468.6          11,643.7          12,740.4         12,800.5
        Long-term debt.........................       2,353.9           2,362.3           1,926.7          1,878.9

        Closed Block:
        Mortgage loans on real estate..........  $    1,581.8     $     1,582.6     $     1,704.2     $    1,650.3
        Other equity investments...............          34.4              34.4              36.3             36.3
        Policy loans...........................       1,557.7           1,667.6           1,593.9          1,712.0
        SCNILC liability.......................          20.2              20.1              22.8             22.5

        Other Discontinued Operations:
        Mortgage loans on real estate..........  $      330.9     $       347.7     $       454.6     $      467.0
        Fixed maturities.......................         336.5             336.5              85.5             85.5
        Other equity investments...............          43.1              43.1           1,488.5          1,488.5
        Guaranteed interest contracts..........          26.4              23.4              33.2             27.5
        Long-term debt.........................         101.8             101.7           4,781.7          4,698.7

17)     COMMITMENTS AND CONTINGENT LIABILITIES

        From time to time, AXA Financial has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2000, these arrangements include commitments by AXA Financial, under certain conditions: to make capital contributions of up to $9.3 million to affiliated real estate joint ventures; and to provide equity financing to certain limited partnerships of $303.1 million under existing loan or loan commitment agreements. Management believes AXA Financial will not incur any material losses as a result of these commitments.

        Equitable Life is the obligor under certain structured settlement agreements which it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, Equitable Life owns single premium annuities issued by previously wholly owned life insurance subsidiaries. Equitable Life has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the need for Equitable Life to satisfy those obligations is remote.

        The Insurance Group had $14.9 million of letters of credit outstanding at December 31, 2000.

        AXA Financial has entered into continuity agreements with forty-three executives of AXA Financial in connection with AXA's minority interest acquisition. The continuity agreements generally provide cash severance payments ranging from 1.5 times to 3 times an executive's base salary plus bonus and other benefits. Such cash severance payments will generally be made if an executive's employment is terminated at any time within two years from December 27, 2000 for any reason other than the executive's death, disability, retirement or for cause, or if the executive resigns for good reason as defined in the agreements.

18)     LITIGATION

        Life Insurance and Annuity Sales Cases

        A number of lawsuits are pending as individual claims and purported class actions against Equitable Life, its subsidiary insurance company and a former insurance subsidiary. These actions involve, among other things, sales of life and annuity products for varying periods from 1980 to the present, and allege, among other things, (i) sales practice misrepresentation primarily involving: the number of premium payments required; the propriety of a product as an investment vehicle; the propriety of a product as a replacement of an existing policy; and failure to disclose a product as life insurance; and (ii) the use of fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. Some actions are in state courts and others are in U.S. District Courts in different jurisdictions, and are in varying stages of discovery and motions for class certification.

        In general, the plaintiffs request an unspecified amount of damages, compensatory and punitive damages, recession of the contracts, enjoinment from the described practices, prohibition against cancellation of policies for non-payment of premium or other remedies, as well as attorneys' fees and expenses. Similar actions have been filed against other life and health insurers and have resulted in the award of substantial judgments, including material amounts of punitive damages, or in substantial settlements.

        Annuity Contract Case

        In October 2000, an action was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants (i) in connection with certain annuities issued by Equitable Life breached an agreement with the plaintiffs involving the execution of mutual fund transfers and (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek unspecified lost profits and injunctive relief, punitive damages and attorneys' fees. The plaintiffs also seek return of the withdrawal charges. In February 2001, the District Court granted in part and denied in part defendants' motion to dismiss the complaint, without prejudice to the plaintiffs to seek leave to file an amended complaint.

        Discrimination Case

        Equitable Life is a defendant in an action, certified as a class action in September 1997, in the United States District Court for the Northern District of Alabama, Southern Division, involving alleged discrimination on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. The court referred the case to mediation, which has been successful. The parties have reached a tentative agreement for the settlement of this case as a nationwide class action. In connection with the proposed settlement, the case will be dismissed in the United States District Court for the Northern District of Alabama, Southern Division and will be refiled in the United States District Court for Georgia, Atlanta Division. The final settlement requires notice to class members and is subject to court approval. AXA Financial's management believes that the settlement of this matter will not have a material adverse effect on the consolidated financial position or results of operations of AXA Financial.

        Agent Health Benefits Case

        Equitable Life is a defendant in an action, certified as a class action in March 1999, in the United States District Court for the Northern District of California, alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. The class consists of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. The parties are currently engaged in discovery. In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Briefing has been completed, but the appeal has not yet been decided.

        Prime Property Fund Case

        In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Superior Court of Appeal. Such decision reversed the dismissal by the Supreme Court of Orange County, California of an action which was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges breach of fiduciary duty and other claims principally in connection with PPF's 1995 purchase and subsequent foreclosure of the loan which financed the partnership's property. Plaintiff seeks compensatory and punitive damages. In reversing the Superior Court's dismissal of the plaintiff's claims, the Court of Appeal held that a general partner who acquires a partnership obligation breaches its fiduciary duty by foreclosing on partnership assets. The case was remanded to the Superior Court for further proceedings. In August 2000, Equitable Life filed a motion for summary adjudication on plaintiff's claims, based on the purchase and subsequent foreclosure of the loan which financed the partnership's property, for punitive damages. In November 2000, the Superior Court granted Equitable Life's motion as to one of plaintiff's claims, dismissing the claim for punitive damages sought in conjunction with plaintiff's claim for breach of the covenant of good faith and fair dealing. The Superior Court denied Equitable Life's motion with respect to plaintiff's claim for punitive damages sought in conjunction with its claim for breach of fiduciary duty. In December 2000, the Superior Court granted plaintiff's motion for leave to file a supplemental complaint to add allegations relating to the post-foreclosure transfer of certain funds from the partnership to Equitable Life. The supplemental complaint alleges, among other things, that such conduct constitutes self-dealing and breach of fiduciary duty, and seeks compensatory and punitive damages based on such conduct. A jury trial previously scheduled for February 2001 tentatively has been rescheduled for May 2001.

        Alliance Reorganization Case

        In September 1999, an action was brought on behalf of a purported class of owners of limited partnership units of Alliance Holding challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, Alliance, four Alliance Holding executives and the general partner of Alliance Holding and Alliance. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding and seek payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. In August 2000, plaintiffs filed a first amended and supplemental class action complaint. The amended complaint alleges in connection with the reorganization that the partnership agreement of Alliance Holding was not validly amended, the reorganization of Alliance Holding was not validly effected, the information disseminated to holders of units of limited partnership interests in Alliance Holding was materially false and misleading, and the defendants breached their fiduciary duties by structuring the reorganization in a manner that was grossly unfair to plaintiffs. Plaintiffs seek declaratory, monetary and injunctive relief relating to the allegations contained in the amended complaint. In September 2000, all defendants, except one Alliance Holding executive, filed an answer to the amended complaint denying the material allegations contained therein; in lieu of joining in the answer to the amended complaint, the Alliance Holding executive filed a motion to dismiss in September 2000. In November 2000, the remaining defendants filed a motion to dismiss the amended complaint. In December 2000, plaintiffs filed a motion for partial summary judgment on the claim that the Alliance Holding partnership agreement was not validly amended. Oral argument of the motions was held in January 2001.

        Disposal of DLJ

        Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, four putative class action lawsuits have been filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the sale of DLJ because the transaction did not include the sale of DLJdirect tracking stock. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. AXA Financial, DLJ and the DLJ directors are named as defendants. The complaints assert claims for breaches of fiduciary duties, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The parties in these cases have agreed to extend the time for defendants to respond to the complaints.

        Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, a putative class action lawsuit was filed in New York challenging the sale of DLJ (for omitting the DLJdirect tracking stock) and also alleges Federal securities law claims relating to the initial public offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by the proposed sale of DLJ (with respect to all other claims). AXA Financial, Equitable Life, AXA, DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, CSG, Diamond Acquisition Corp., and DLJ's directors are named as defendants. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. Defendants have until February 28, 2001 to respond to plaintiffs' complaint.

        AXA's Purchase of Holding Company Minority Interest

        Subsequent to the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of Holding Company Common Stock that it did not already own, fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery. The Holding Company, AXA, and directors and/or officers of the Holding Company are named as defendants  in each of  these  lawsuits.  The  various  plaintiffs  each purport to represent a class consisting of owners of Holding Company Common Stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of the Holding Company. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action. In December 2000, the parties to the Delaware suits reached a tentative agreement for settlement and executed a Memorandum of Understanding. Shortly thereafter, agreement was reached with the plaintiff in the New York suit to stay proceedings in New York and to participate in and be bound by the terms of the settlement of the Delaware suits. The settlement, which does not involve any payment by the Holding Company, is subject to a number of conditions, including confirmatory discovery, the preparation of definitive documentation and approval by the Delaware Court of Chancery after a hearing.

        Outcome of Litigation

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

19)     LEASES

        AXA Financial has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 2001 and the four successive years are $123.9 million, $110.8 million, $101.6 million, $108.5 million, $97.4 million and $896.5 million thereafter. Minimum future sublease rental income on these noncancelable leases for 2001 and the four successive years is $5.2 million, $4.3 million, $5.1 million, $3.3 million, $2.9 million and $22.0 million thereafter.

        At December 31, 2000, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2001 and the four successive years is $95.2 million, $61.4 million, $72.9 million, $66.2 million, $59.2 million and $76.6 million thereafter.

20)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. For 2000, 1999 and 1998, statutory net income (loss) totaled $1,068.6 million, $547.0 million and $384.4 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $6,226.5 million and $5,570.6 million at December 31, 2000 and 1999, respectively. In 2000 and 1999, respectively, $250.0 million and $150.0 million in dividends were paid to the Holding Company by Equitable Life.

        At December 31, 2000, the Insurance Group, in accordance with various government and state regulations, had $26.4 million of securities deposited with such government or state agencies.

        In 1998,  the NAIC  adopted the  Codification  of  Statutory  Accounting
        Principles ("Codification"). Codification provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting was previously silent and changing certain existing statutory positions. The New York Insurance Department recently adopted Regulation 172 concerning Codification, effective January 1, 2001, but did not adopt several key provisions of Codification, including deferred income taxes and the establishment of goodwill as an asset. The application of the codification rules as adopted by New York currently is estimated to have no significant effect on Equitable Life. The Insurance Group expects that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

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


                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net change in statutory surplus and
          capital stock....................................  $     1,321.4       $      848.8       $      709.2
        Change in asset valuation reserves.................         (665.5)              (6.3)             111.8
                                                            -----------------   ----------------   -----------------
        Net change in statutory surplus, capital stock
          and asset valuation reserves.....................          655.9              842.5              821.0
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................          259.0              (85.0)            (189.9)
          DAC..............................................          483.6              263.6              316.5
          Deferred Federal income taxes....................         (128.3)            (161.4)             (67.6)
          Valuation of investments.........................         (126.2)              23.2               83.6
          Valuation of investment subsidiary...............          (29.2)            (133.6)            (419.5)
          Limited risk reinsurance.........................            -                128.4               83.7
          Dividends paid to AXA Financial..................          250.0              150.0                -
          Capital contribution.............................            -               (470.8)               -
          Postretirement benefits..........................            -                  -                 54.8
          Stock option expense related to AXA's minority
            interest acquisition...........................         (493.9)               -                  -
          Other, net.......................................          443.7              248.2              134.7
          GAAP adjustments of Closed Block.................          (13.4)             (49.8)             (27.1)
          GAAP adjustments of Other Discontinued
            Operations.....................................           54.3               51.3              (82.0)
                                                            -----------------   ----------------   -----------------
        Net Earnings of the Insurance Group................  $     1,355.5       $      806.6       $      708.2
                                                            =================   ================   =================

                                                                                 December 31,
                                                            --------------------------------------------------------
                                                                  2000               1999                1998
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Statutory surplus and capital stock................  $     5,341.9       $    4,020.5       $    3,171.7
        Asset valuation reserves...........................          884.6            1,550.1            1,556.4
                                                            -----------------   ----------------   -----------------
        Statutory surplus, capital stock and asset
          valuation reserves...............................        6,226.5            5,570.6            4,728.1
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................       (1,363.0)          (1,622.0)          (1,526.0)
          DAC..............................................        4,429.1            4,033.0            3,563.8
          Deferred Federal income taxes....................         (681.9)            (283.9)            (346.9)
          Valuation of investments.........................           99.7             (568.2)             626.9
          Valuation of investment subsidiary...............       (1,082.9)          (1,891.7)          (1,758.1)
          Limited risk reinsurance.........................            -                (39.6)            (168.0)
          Issuance of surplus notes........................         (539.1)            (539.1)            (539.1)
          Postretirement benefits..........................            -                  -               (262.7)
          Other, net.......................................          844.1              544.8              313.4
          GAAP adjustments of Closed Block.................          677.1              723.6              795.4
          GAAP adjustments of Other Discontinued
            Operations.....................................         (164.3)            (160.0)             (14.2)
                                                            -----------------   ----------------   -----------------
        Equity of the Insurance Group......................  $     8,445.3       $    5,767.5       $    5,412.6
                                                            =================   ================   =================

21)     BUSINESS SEGMENT INFORMATION

        AXA Financial's operations consist of Financial Advisory/Insurance and Investment Management. AXA Financial's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment. Management evaluates the performance of each segment based upon operating results adjusted to exclude the effect of unusual or non-recurring events and transactions and certain revenue and expense categories not related to the base operations of the particular business net of minority interest. AXA's acquisition of AXA Financial's minority interest shares has resulted in a change in the measurement of AXA Financial's reportable operating segments. Other Discontinued Operations, discontinued by AXA Financial in 1991, are included in the Life Insurance segment results reported by AXA in their French GAAP financial statements. To more closely conform AXA Financial's management reporting to that of its parent, Other Discontinued Operations is now reported together with continuing operations in measuring profits or losses for AXA Financial's Financial Advisory/Insurance segment. Prior period amounts have been restated to conform to this presentation.

        The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, annuity products, mutual fund asset management accounts and other investment products to individuals and small groups and provides financial planning services for individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products as well as Wind-Up Annuities.

        The Investment Management segment principally includes Alliance. Alliance provides diversified investment fund management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors, principally through a broad line of mutual funds. This segment also includes institutional Separate Accounts that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $153.2 million, $75.6 million and $61.8 million for 2000, 1999 and 1998, respectively, are included in total revenues of the Investment Management segment.

        The following tables reconcile segment revenues and adjusted earnings to consolidated revenues and earnings from continuing operations before Federal income taxes as reported on the consolidated statements of earnings and the segments' assets to total assets on the consolidated balance sheets, respectively.



                                                                            (In Millions)
                                                         2000                  1999                   1998
                                                  --------------------  -------------------   ----------------------
        Segment revenues:
        Financial Advisory/Insurance............   $     5,850.6         $     5,580.5         $      5,364.0
        Investment Management...................         2,532.2               1,870.2                1,328.7
        Consolidation/elimination...............          (120.4)                (32.4)                 (15.2)
                                                  --------------------  -------------------   ----------------------
        Total segment revenues..................         8,262.4               7,418.3                6,677.5
        Loss on CSG shares......................          (159.9)                  -                      -
        Investment (losses) gains, net of other
           charges..............................          (836.2)               (255.3)                 118.4
        Closed Block............................        (1,044.9)             (1,095.6)              (1,144.8)
        Other Discontinued Operations...........           (96.3)                (85.5)                (191.8)
                                                  --------------------  -------------------   ----------------------
        Total Consolidated Revenues.............   $     6,125.1         $     5,981.9         $      5,459.3
                                                  ====================  ===================   ======================

        Pre-tax adjusted earnings:
        Financial Advisory/Insurance............   $     1,104.6         $       908.0         $        622.3
        Investment Management...................           326.4                 244.5                  172.5
                                                  --------------------  -------------------   ----------------------
        Total pre-tax adjusted earnings.........         1,431.0               1,152.5                  794.8
        Loss on CSG shares......................          (159.9)                  -                      -
        Investment (losses) gains, net of
        related
           DAC and other charges................          (766.7)               (215.1)                  86.5
        Amortization of acquisition related
           goodwill and intangible assets.......           (48.8)                 (3.2)                  (3.4)
        Minority purchase transaction
           related expenses.....................          (751.4)                  -                      -
        Discontinued Operations.................           (90.2)                (43.3)                  (4.2)
        Pre-tax subsidiary minority interest....           286.4                 216.8                  141.5
        Non-recurring DAC adjustments...........             -                  (131.7)                   -
                                                  --------------------  -------------------   ----------------------
        (Loss) Earnings from Continuing
          Operations before Federal Income
          Taxes and Minority Interest...........  $       (99.6)        $       976.0         $      1,015.2
                                                  ====================  ===================   ======================
        Assets:
        Financial Advisory/Insurance............   $    91,620.3         $    87,213.9         $     76,109.4
        Investment Management...................        17,672.3              11,902.4               11,602.5
        Consolidation/elimination...............           (96.5)              2,477.5                1,805.0
                                                  --------------------  -------------------   ----------------------
        Total Assets                               $   109,196.1         $   101,593.8         $     89,516.9
                                                  ====================  ===================   ======================

Assets in the consolidation/elimination line at December 31, 1999 and at December 31, 1998 included the net assets of the discontinued Investment Banking and Brokerage segment.

22)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2000 and 1999 are summarized below:

                                                                      Three Months Ended
                                            ------------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
                                            ---------------   ---------------   ----------------   -----------------
                                                            (In Millions, Except Per Share Amounts)
        2000
        Total Revenues.....................  $    1,580.9      $   1,677.0       $    1,742.9       $    1,124.3
                                            ===============   ===============   ================   =================

        Earnings (Loss) from Continuing
          Operations.......................  $      134.7      $     192.7       $      193.1       $     (857.8)
                                            ===============   ===============   ================   =================

        Net Earnings (Loss) ...............  $      298.6      $     291.1       $     (106.4)      $    1,932.1
                                            ===============   ===============   ================   =================

        Per Common Share:
          Basic:
            Earnings (Loss) from Continuing
              Operations...................  $         .31     $        .44      $         .44      $       (1.97)
                                            ===============   ===============   ================   =================
            Net Earnings (Loss)............  $         .69     $        .67      $        (.25)     $        4.44
                                            ===============   ===============   ================   =================

          Diluted:
            Earnings (Loss) from Continuing
              Operations...................  $         .30     $        .43      $         .43      $       (1.97)
                                            ===============   ===============   ================   =================
            Net Earnings (Loss)............  $         .64     $        .64      $        (.26)     $        4.43
                                            ===============   ===============   ================   =================

        1999
        Total Revenues.....................  $    1,442.9      $   1,477.8       $    1,483.7       $    1,577.5
                                            ===============   ===============   ================   =================


        Earnings from Continuing
          Operations.......................  $      131.7      $      72.4       $      146.7       $      117.1
                                            ===============   ===============   ================   =================

        Net Earnings.......................  $      221.1      $     381.0       $      231.6       $      292.4
                                            ===============   ===============   ================   =================

        Per Common Share:
          Basic:
            Earnings from Continuing
              Operations...................  $         .30     $        .17      $         .34      $         .27
                                            ===============   ===============   ================   =================
            Net Earnings...................  $         .50     $        .87      $         .53      $         .55
                                            ===============   ===============   ================   =================

          Diluted:
            Earnings from Continuing
              Operations...................  $         .30     $         .16     $         .33      $         .26
                                            ===============   ===============   ================   =================
            Net Earnings...................  $         .48     $         .83     $         .51      $         .64
                                            ===============   ===============   ================   =================


23)     PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        Assuming the Bernstein acquisition had occurred on January 1, 1999, revenues for AXA Financial, Inc. would have been $6.72 billion and $6.81 billion for 2000 and 1999, respectively, on a pro forma basis. The impact of the acquisition on net earnings and earnings per share on a pro forma basis would not have been material.

        This pro forma financial information does not necessarily reflect the results of operations that would have resulted had the Bernstein acquisition actually occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

24)     SUBSEQUENT EVENT

        In March 2001, the Holding Company borrowed from AXA $1.10 billion due March 30, 2001. This short-term borrowing has an interest rate of LIBOR plus 0.15% per annum and may be refinanced monthly up to December 30, 2001. The proceeds were used to partially fund Federal income tax payments in first quarter 2001.

                      Report of Independent Accountants on
                   Consolidated Financial Statement Schedules



To the Board of Directors of
AXA Financial, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 5, 2001, except as to Note 24, which is as of March 16, 2001, appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedules listed in Item 14.(A)2 of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/PricewaterhouseCoopers LLP
New York, New York

February 5, 2001, except as to Note 24,
which is as of March 16, 2001

                              AXA FINANCIAL, INC.
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000

                                                                               Estimated           Carrying
Type of Investment                                          Cost (A)           Fair Value           Value
------------------                                       ----------------   -----------------  -----------------
                                                                             (In Millions)
Fixed maturities:
  U.S. government, agencies and authorities............  $       938.1      $        977.8     $        977.8
  State, municipalities and political subdivisions.....          110.4               113.9              113.9
  Foreign governments..................................          177.4               189.5              189.5
  Public utilities.....................................        1,220.0             1,242.8            1,242.8
  All other corporate bonds............................       13,763.8            13,705.6           13,695.4
  Redeemable preferred stocks..........................          340.7               345.1              345.1
                                                         ----------------   -----------------  -----------------
Total fixed maturities.................................       16,550.4            16,574.7           16,564.5
                                                         ----------------   -----------------  -----------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............        1,633.3             1,584.6            1,584.6
Mortgage loans on real estate..........................        3,130.8             3,184.4            3,130.8
Real estate............................................          472.1               xxx                472.1
Real estate acquired in satisfaction of debt...........          322.3               xxx                322.3
Real estate joint ventures.............................          181.1               xxx                181.1
Policy loans...........................................        2,476.9             2,622.4            2,476.9
Other limited partnership interests....................          811.9               811.9              811.9
Other invested assets..................................          785.5               785.5              785.5
                                                         ----------------   -----------------  -----------------
Total Investments......................................  $    26,364.3      $     25,563.5     $     26,329.7
                                                         ================   =================  =================

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns; for other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2000 AND 1999

                                                                              2000                  1999
                                                                        -----------------     ----------------
                                                                                     (In Millions)

ASSETS
Investment in consolidated subsidiaries................................ $       8,984.1       $      4,670.6
Fixed maturities available for sale, at estimated fair value
    (amortized costs, $51.5 and $245.5)................................            51.5                241.4
Fixed maturities held to maturity, at amortized cost
    (estimated fair value $56.4).......................................            52.0                  -
Other invested assets..................................................            32.7                 66.5
                                                                        -----------------     ----------------
      Total investments................................................         9,120.3              4,978.5
Cash and cash equivalents..............................................           292.7                138.7
Loans to affiliates....................................................         3,000.0                  -
Intangible assets, net.................................................           540.1                  -
Other assets...........................................................           388.7                115.0
Net assets of discontinued Investment Banking
    and Brokerage segment..............................................             -                2,453.2
                                                                        -----------------     ----------------
Total Assets........................................................... $      13,341.8       $      7,685.4
                                                                        =================     ================

LIABILITIES
Short-term and long-term debt.......................................... $       1,802.0       $      1,110.8
Federal income taxes payable...........................................           664.8                  -
Liability associated with AXA minority interest acquisition............           349.9                  -
Liability for employee benefit plans...................................           714.4                676.5
Accrued liabilities....................................................           303.6                 59.2
                                                                        -----------------     ----------------
      Total liabilities................................................         3,834.7              1,846.5
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY
Series D convertible preferred stock...................................           219.6                239.7
Stock employee compensation trust......................................          (219.6)              (239.7)
Common stock, at par value.............................................             4.6                  4.5
Capital in excess of par value.........................................         4,753.8              3,739.1
Treasury stock.........................................................          (629.6)              (490.8)
Retained earnings......................................................         5,380.6              3,008.6
Accumulated comprehensive loss.........................................            (2.3)              (422.5)
                                                                        -----------------     ----------------
      Total shareholders' equity.......................................         9,507.1              5,838.9
                                                                        -----------------     ----------------

Total Liabilities and Shareholders' Equity............................. $      13,341.8       $      7,685.4
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

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000                1999               1998
                                                          -----------------   -----------------  -----------------
                                                                 (In Millions, Except Per Share Amounts)
REVENUES
Equity in (loss) earnings from continuing operations
      of consolidated subsidiaries....................... $       (195.7)     $       375.1      $        563.4
Net investment (loss) income.............................          (76.4)              32.4                43.0
Investment gains, net....................................           78.8              126.3                22.8
                                                          -----------------   -----------------  -----------------
      Total revenues.....................................         (193.3)             533.8               629.2
                                                          -----------------   -----------------  -----------------

EXPENSES
Interest expense.........................................          135.6               86.5                77.2
Expenses related to AXA's minority interest acquisition..           48.7                -                   -
Amortization of goodwill and intangible assets...........           14.2                -                   -
General and administrative expenses......................           29.1               20.5                19.2
                                                          -----------------   -----------------  -----------------
      Total expenses.....................................          227.6              107.0                96.4
                                                          -----------------   -----------------  -----------------

(Loss) earnings from continuing operations before
      Federal income taxes ..............................         (420.9)             426.8               532.8
Federal income tax benefit...............................           83.6               41.1                19.0
                                                          -----------------   -----------------  -----------------

(Loss) earnings from continuing operations...............         (337.3)             467.9               551.8
Earnings from discontinued operations, net of
    Federal income taxes:
    Investment Banking and Brokerage segment.............          376.2              630.1               278.6
    Other................................................           58.6               28.1                 2.7
Gain on disposal of the discontinued Investment
    Banking and Brokerage segment........................        2,317.9                -                   -
                                                          -----------------   -----------------  -----------------
Net Earnings............................................. $      2,415.4      $     1,126.1      $        833.1
                                                          =================   =================  =================


Per Common Share:
  Basic:
    (Loss) earnings from continuing operations........... $          (.78)    $       1.07       $          1.24
    Discontinued operations, net of Federal
      income taxes.......................................            1.00             1.51                   .64
    Gain on disposal of the discontinued Investment
      Banking and Brokerage segment, net of Federal
      income taxes.......................................            5.35             -                     -
                                                          -----------------   -----------------  -----------------
    Net Earnings......................................... $          5.57     $       2.58       $          1.88
                                                          =================   =================  =================
  Diluted:
    (Loss) earnings from continuing operations........... $          (.78)    $       1.04       $          1.22
    Discontinued operations, net of Federal
      income taxes.......................................             .90             1.41                   .59
    Gain on disposal of the discontinued Investment
      Banking and Brokerage segment, net of Federal
      income taxes.......................................            5.26             -                     -
                                                          -----------------   -----------------  -----------------
    Net Earnings......................................... $          5.38     $       2.45       $          1.81
                                                          =================   =================  =================

  Cash Dividend Per Common Share......................... $           .10     $        .10       $           .10
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000                1999               1998
                                                          -----------------   -----------------   ---------------
                                                                          (Dollars In Millions)

Net earnings............................................. $      2,415.4      $     1,126.1       $       833.1
Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
  Equity in net earnings of subsidiaries.................         (239.1)          (1,033.3)             (844.7)
  Gain on disposal of the discontinued Investment
     Banking and Brokerage segment.......................       (2,317.9)               -                   -
  Dividends from subsidiaries............................          288.5              162.2                11.9
  Investment gains, net..................................          (78.8)            (126.3)              (22.8)
  Change in accrued liability for AXA minority
     interest acquisition................................          349.9                -                   -
  Change in Federal income tax liability.................         (215.5)              (3.4)              (16.8)
  Other..................................................          (90.6)              15.7                 3.7
                                                          -----------------   -----------------   ---------------

Net cash provided (used) by operating activities.........          111.9              141.0               (35.6)
                                                          -----------------   -----------------   ---------------

Cash flows from investing activities:
  Maturities and repayments..............................           47.1               63.5               160.7
  Sales..................................................        2,048.4              502.6               711.7
  Proceeds from sale of equity investee..................        1,880.5                -                   -
  Loans to affiliates....................................       (3,000.0)               -                   -
  Purchase of Alliance Units.............................       (1,600.0)               -                   -
  Purchases..............................................          (11.0)            (379.2)           (1,128.5)
  Net change in short-term investments...................          (14.1)              (1.3)                -
  Other..................................................          (10.1)              14.2               (12.8)
                                                          -----------------   -----------------   ---------------

Net cash (used) provided by investing activities.........         (659.2)             199.8              (268.9)
                                                          -----------------   -----------------   ---------------

Cash flows from financing activities:
  Additions to long-term debt............................          476.2                -                 596.7
  Increase (decrease) in short-term debt.................          230.6              (30.0)              (25.0)
  Dividends paid to shareholders.........................          (42.9)             (43.8)              (44.6)
  Proceeds from issuance of common stock.................          176.1               79.2                30.2
  Purchase of treasury stock.............................         (138.7)            (243.7)             (247.1)
  Other..................................................            -                  -                  10.0
                                                          -----------------   -----------------   ---------------
Net cash provided (used) by financing activities.........          701.3             (238.3)              320.2
                                                          -----------------   -----------------   ---------------

Change in cash and cash equivalents......................          154.0              102.5                15.7
Cash and cash equivalents, beginning of year.............          138.7               36.2                20.5
                                                          -----------------   -----------------   ---------------

Cash and Cash Equivalents, End of Year................... $        292.7      $       138.7       $        36.2
                                                          =================   =================   ===============

Supplemental cash flow information
  Interest Paid.......................................... $        118.2      $        85.2       $        65.9
                                                          =================   =================   ===============
  Income Taxes Paid...................................... $        294.3      $        70.2       $       254.3
                                                          =================   =================   ===============

                                     AXA FINANCIAL, INC.
                                         SCHEDULE III
                             SUPPLEMENTARY INSURANCE INFORMATION
                         AT AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                Future Policy     Policy                                Amortization
                      Deferred                    Benefits        Charges      (1)      Policyholders'  of Deferred       (2)
                       Policy     Policyholders'  and Other         and        Net       Benefits and     Policy         Other
                      Acquisition    Account     Policyholders'   Premium   Investment    Interest      Acquisition     Operating
      Segment           Costs        Balance        Funds         Revenue     Income      Credited          Cost         Expense
--------------------  ----------- -------------- --------------  ---------- ----------- --------------  -------------  -----------
                                                                     (In Millions)
Financial Advisory/
  Insurance........   $  4,429.1  $  19,866.4    $    4,920.4    $ 1,993.2   $  2,006.6 $  2,083.6      $     294.5    $  1,986.2
Investment
  Management.......          -            -              -            -            58.3          -               -        1,980.8
Consolidation/
  Elimination......          -            -              -            -            24.6          -               -         (120.4)
                      ----------- -----------   ---------------  ----------  ---------- -------------   -------------  -----------
Total..............   $  4,429.1  $  19,866.4   $     4,920.4    $  1,993.2  $  2,089.5 $  2,083.6      $     294.5    $  3,846.6
                      =========== ===========   ===============  ==========  ========== =============   =============  ===========

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

                                     AXA FINANCIAL, INC.
                                         SCHEDULE III
                             SUPPLEMENTARY INSURANCE INFORMATION
                         AT AND FOR THE YEAR ENDED DECEMBER 31, 1999

                                                Future Policy     Policy                                Amortization
                      Deferred                    Benefits        Charges      (1)      Policyholders'  of Deferred       (2)
                       Policy     Policyholders'  and Other         and        Net       Benefits and     Policy         Other
                      Acquisition    Account     Policyholders'   Premium   Investment    Interest      Acquisition     Operating
      Segment           Costs        Balance        Funds         Revenue     Income      Credited          Cost         Expense
--------------------  ----------- -------------- --------------  ---------- ----------- --------------  -------------  -----------
                                                                     (In Millions)
Financial Advisory/
  Insurance........   $  4,033.0  $  21,351.4    $   4,777.6     $  1,815.7   $ 2,205.9 $  2,116.8      $     446.2    $  1,062.2
Investment
  Management.......          -            -              -            -            13.4          -               -        1,413.1
Consolidation/
  Elimination......          -            -              -            -            44.0          -               -          (32.4)
                      ----------- -----------   ---------------  ----------  ---------- -------------   -------------  -----------
Total..............   $  4,033.0  $  21,351.4    $   4,777.6     $  1,815.7   $ 2,263.3 $  2,116.8      $     446.2    $  2,442.9
                      =========== ===========   ===============  ==========  ========== =============   =============  ===========

(1) Net investment income is based upon specific identification of portfolios within segments.

(2)  Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                       Policy                                    Amortization
                                                      Charges         (1)       Policyholders'   of Deferred        (2)
                                                        and           Net       Benefits and       Policy          Other
                                                      Premium      Investment    Interest       Acquisition      Operating
                      Segment                         Revenue        Income      Credited          Cost           Expense
-------------------------------------------------   ------------   ----------- ---------------  ------------  ----------------
                                                                               (In Millions)

Financial Advisory/Insurance.....................    $  1,644.3    $  2,196.2  $   2,178.3      $     293.5    $    961.8
Investment Management............................           -            14.9          -               -          1,025.7
Consolidation/Elimination........................           -            44.8          -               -            (15.2)
                                                    -------------  ----------- ---------------  ------------  ----------------
Total............................................    $  1,644.3    $  2,255.9  $   2,178.3      $     293.5    $  1,972.3
                                                    =============  =========== ===============  ============  ================


(1) Net investment income is based upon specific identification of portfolios within segments.

(2)  Operating expenses are principally incurred directly by a segment.

                                                AXA FINANCIAL, INC.
                                                    SCHEDULE IV
                                                  REINSURANCE (A)
                                           AT AND FOR THE YEARS ENDED
                                         DECEMBER 31, 2000, 1999 AND 1998

                                                                         Assumed                            Percentage
                                                     Ceded to              from                             of Amount
                                   Gross               Other              Other              Net             Assumed
                                   Amount            Companies          Companies           Amount            to Net
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                    (Dollars In Millions)
2000
Life Insurance In Force(B)... $    260,762.0      $   54,418.0       $   42,588.0       $   248,932.0         17.11%
                              ================    ================   =================  ===============

Premiums:
Life insurance and
  annuities.................. $        344.4      $       52.9       $      130.8       $       422.3         30.97%
Accident and health..........          164.6              70.4               63.4               157.6         40.23%
                              ----------------    ----------------   -----------------  ---------------
Total Premiums............... $        509.0      $      123.3       $      194.2       $       579.9         33.49%
                              ================    ================   =================  ===============

1999
Life Insurance In Force(B)... $    256,231.0      $   40,892.0       $   44,725.0       $   260,064.0         17.20%
                              ================    ================   =================  ===============

Premiums:
Life insurance and
  annuities.................. $        247.9      $       42.6       $      131.9       $       337.2         39.12%
Accident and health..........          172.8              26.6               74.8               221.0         33.85%
                              ----------------    ----------------   -----------------  ---------------
Total Premiums............... $        420.7      $       69.2       $      206.7       $       558.2         37.03%
                              ================    ================   =================  ===============

1998
Life Insurance In Force(B)... $    246,910.0      $   34,471.0       $   47,957.0       $   260,396.0         18.42%
                              ================    ================   =================  ===============

Premiums:
Life insurance and
  annuities.................. $        254.6      $       30.2       $      122.7       $       347.1         35.35%
Accident and health..........          185.5              25.4               80.9               241.0         33.57%
                              ----------------    ----------------   -----------------  ---------------
Total Premiums............... $        440.1      $       55.6       $      203.6       $       588.1         34.62%
                              ================    ================   =================  ===============

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


                                      None.


                                      9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


             Omitted pursuant to General Instruction I to Form 10-K.








                                      10-1

Part III, Item 11.

                             EXECUTIVE COMPENSATION


             Omitted pursuant to General Instruction I to Form 10-K.





                                      11-1

Part III, Item 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



             Omitted pursuant to General Instruction I to Form 10-K.





                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


             Omitted pursuant to General Instruction I to Form 10-K.




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

(B) Reports on Form 8-K

1. On October 18, 2000, the Holding Company filed a report on Form 8-K containing a press release relating to its agreement with AXA providing for AXA to acquire the approximately 40% of Holding Company common stock it did not already own.

2. On November 14, 2000, the Holding Company filed a report on Form 8-K relating to its sale of the common stock of Donaldson, Lufkin & Jenrette, Inc.

3. On January 31, 2001, the Holding Company filed a report on Form 8-K relating to a fourth quarter non-recurring gain and completion of the sale of shares of Credit Suisse Group.




                                      14-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 30, 2001             AXA FINANCIAL, INC.


                             By:          /s/Edward D. Miller
                                          --------------------------------------
                                   Name:  Edward D. Miller
                                          President and Chief Executive Officer,
                                          Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Henri de Castries                  Chairman of the Board, Director        March 30, 2001
------------------------------------
Henri de Castries


/s/Edward D. Miller
------------------------------------  President and Chief Executive          March 30, 2001
Edward D. Miller                      Officer, Director


/s/Michael Hegarty                    Senior Vice Chairman of the Board      March 30, 2001
------------------------------------  and Chief Operating Officer, Director
Michael Hegarty

/s/Stanley B. Tulin                   Vice Chairman of the Board and         March 30, 2001
------------------------------------  Chief Financial Officer
Stanley B. Tulin

/s/Alvin H. Fenichel                  Senior Vice President and Controller   March 30, 2001
------------------------------------
Alvin H. Fenichel

/s/Claude Bebear                      Director                               March 30, 2001
------------------------------------
Claude Bebear

/s/John S. Chalsty                    Director                               March 30, 2001
------------------------------------
John S. Chalsty

/s/Francoise Colloc'h                 Director                               March 30, 2001
------------------------------------
Francoise Colloc'h

/s/Claus-Michael Dill                 Director                               March 20, 2001
------------------------------------
Claus-Michael Dill

/s/Joseph L. Dionne                   Director                               March 19, 2001
------------------------------------
Joseph L. Dionne

/s/Jean-Rene Fourtou                  Director                               March 30, 2001
------------------------------------
Jean-Rene Fourtou

/s/Donald J. Greene                   Director                               March 23, 2001
------------------------------------
Donald J. Greene



/s/Anthony J. Hamilton                Director                               March 21, 2001
------------------------------------
Anthony J. Hamilton

/s/John T. Hartley                    Director                               March 30, 2001
------------------------------------
John T. Hartley

/s/John H. F. Haskell, Jr.            Director                               March 20, 2001
------------------------------------
John H. F. Haskell, Jr.

/s/Nina Henderson                     Director                               March 30, 2001
------------------------------------
Nina Henderson

/s/W. Edwin Jarmain                   Director                               March 21, 2001
------------------------------------
W. Edwin Jarmain

/s/Didier Pineau-Valencienne          Director                               March 19, 2001
------------------------------------
Didier Pineau-Valencienne

/s/George J. Sella, Jr.               Director                               March 30, 2001
------------------------------------
George J. Sella, Jr.

/s/Peter J. Tobin                     Director                               March 30, 2001
------------------------------------
Peter J. Tobin

/s/Dave H. Williams                   Director                               March 19, 2001
------------------------------------
Dave H. Williams






























                                       S-2

                                                  INDEX TO EXHIBITS

                                                                                                                   Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
    2.1        Purchase  Agreement  dated April 10, 1997,     Filed as Exhibit 2 to the registrant's Form 10-Q
               between Equitable Life and Lend Lease          for the  quarter  ended March 31,  1997
               Corporation  Limited                           and incorporated herein by reference


    2.2        Acquisition Agreement dated as of June 20,     Filed as Exhibit 2.1 to Alliance's annual
               2000, amended and restated as of October       report on Form 10-K for the year ended
               2, 2000, among Alliance, Alliance Holding,     December 31, 2000 and incorporated herein by
               Alliance Capital Management LLC,               reference
               Bernstein, Bernstein Technologies Inc.,
               SCB Partners Inc., Sanford C. Bernstein &
               Co., LLC, and SCB LLC

    2.3        Purchase Agreement dated as of June 20,        Filed as Exhibit 10.18 to Alliance's annual
               2000 by and among Alliance, the Holding        report on Form 10-K for the year ended
               Company and Bernstein                          December 31, 2000 and incorporated herein by
                                                              reference

    2.4        Financing  Agreement  dated as of June 20,     Filed as Exhibit 10.19 to Alliance's  annual
               2000 between the Holding Company and           report on Form 10-K for the year ended
               Alliance                                       December  31, 2000 and incorporated herein by
                                                              reference

    2.5        Letter Agreement dated as of June 20, 2000     Filed as Exhibit 10.20 to Alliance's annual
               between the Holding Company and Bernstein      report on Form 10-K for the year ended
                                                              December 31, 2000 and incorporated herein by
                                                              reference

    2.6        Stock Purchase  Agreement dated as of          Filed as Exhibit 2.1 to the registrant's Current
               August 30, 2000 among CSG, AXA,                Report on Form 8-K dated November 14, 2000
               Equitable Life, AXA Participations Belgium     and incorporated herein by reference
               and the Holding Company


    2.7        Letter  Agreement  dated as of October 6,      Filed as Exhibit 2.2 to the  registrant's
               2000 to the  Stock  Purchase  Agreement        Current Report on Form 8-K dated November 14, 2000
               among CSG, AXA, Equitable CSG, AXA,            and incorporated  herein by reference
               Equitable Life, AXA Participations Belgium
               and the Holding Company

    2.8        Agreement and Plan of Merger dated as of       Filed as Exhibit 2.1 to AXA's Form F-4
               October 17, 2000 among AXA, AXA Merger         Registration Statement (No. 333-50438),
               Corp. and the Holding Company                  included as Annex A thereto, dated November
                                                              21, 2000 and incorporated herein by reference

    2.9        Certificate of Merger of AXA Merger Corp.      Filed herewith
               with and into the Holding Company dated
               January 2, 2001

    3.1        Restated Certificate of Incorporation of       Filed as Exhibit 4.01(a) to Post-Effective
               the Holding Company                            Amendment No. 1 to the registrant's
                                                              Form S-3 Registration Statement
                                                              (No. 333-03224), dated May 29, 1997 and
                                                              incorporated herein by reference



                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
    3.2        Amendment to Restated Certificate of           Filed as Exhibit 4.01(g) to Post-Effective
               Incorporation of the Holding Company           Amendment No. 1 to the registrant's
                                                              Form S-3 Registration Statement
                                                              (No. 333-03224), dated May 27, 1997 and
                                                              incorporated herein by reference

    3.3        Corrected Certificate of Amendment of          Filed as Exhibit 3 to the registrant's Current
               Restated Certificate of Incorporation of       Report on Form 8-K dated September 1, 1999 and
               the Holding Company                            incorporated herein by reference

    3.4        Amendment to the Restated Certificate of       Filed as Exhibit 3.4 to the registrant's
               Incorporation of the Holding Company dated     Form 10-Q for the quarter ended June 30, 2000
               May 19, 2000                                   and incorporated herein by reference

    3.5        By-laws of the Holding Company, as amended     Filed as Exhibit 3.3 to the registrant's
               effective March 23, 2000                       annual report on Form 10-K for the year ended
                                                              December 31, 1999 and incorporated herein by
                                                              reference

    4.1        Form of Certificate for the Holding            Filed as Exhibit 4(c) to the registrant's
               Company's Common Stock, par value $.01 per     Form S-1 Registration Statement
               share                                          (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

    4.2        Certificate of Designations of Cumulative      Filed as Exhibit 4.05 to the registrant's
               Convertible Preferred Stock, Series D          Form S-4 Registration Statement
                                                              (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

    4.3        Indenture, dated as of December 1, 1993,       Filed as Exhibit 4.02 to the registrant's
               from the Holding Company to Chemical Bank,     Form S-4 Registration Statement
               as Trustee                                     (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

    4.4        First Supplemental Indenture, dated as of      Filed as Exhibit 4.03 to the registrant's
               December 1, 1993, from the Holding Company     Form S-4 Registration Statement
               to Chemical Bank, as Trustee                   (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

    4.5        Form of Second Supplemental Indenture          Filed as Exhibit 4.04 to the registrant's
                                                              Form S-4 Registration Statement
                                                              (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

    4.6        Form of Third Supplemental Indenture,          Filed as Exhibit 4.05 to the registrant's
               dated as of December 8, 1994 from the          Current Report on Form 8-K dated December 1,
               Holding Company to Chemical Bank, as           1994 and incorporated herein by reference
               Trustee

    4.7        Fourth Supplemental Indenture,  dated          Filed as Exhibit 4.18(a) to the registrant's
               April 1, 1998, from the Holding Company        Current Report on Form 8-K dated  April  7,
               to The  Chase Manhattan Bank  (formerly        1998 and incorporated herein  by reference
               known as Chemical Bank), as Trustee,
               together with forms of global Senior Note
               and global Senior Indenture




                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
    4.8        Subordinated Indenture, dated as of            Filed as Exhibit 4.10 to the registrant's
               October 22, 1994, between the Holding          Current Report on Form 8-K dated December 19,
               Company and Shawmut Bank Connecticut,          1994 and incorporated herein by reference
               National Association, as Trustee

    4.9        First Supplemental Indenture, dated as of      Filed as Exhibit 4.11 to the registrant's
               October 22, 1994, between the Holding          Current Report on Form 8-K dated December 19, 1994
               Company and Shawmut Bank Connecticut,          and incorporated herein by reference
               National Association, as Trustee

   4.10        Fifth Supplemental Indenture, dated July       Filed as Exhibit 4.18(d) to the  registrant's
               28, 2000, from the Holding Company to The      Current Report on Form 8-K dated July 31, 2000
               Chase  Manhattan  Bank (formerly  known as     and incorporated herein by reference
               Chemical Bank), as Trustee, together with the
               form of global Senior Note

  9.1(a)       Voting Trust Agreement dated as of May 12,     Filed as Exhibit 9 to the registrant's
               1992, among AXA, Claude Bebear, Patrice        Form S-1 Registration Statement
               Garnier and Henri de Clermont-Tonnerre         (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

  9.1(b)       First Amendment dated January 22, 1997 to      Filed as Exhibit 9(b)to the registrant's annual
               the Voting Trust Agreement dated as of         report on Form 10-K for the year ended
               May 12, 1992                                   December 31, 1997 and incorporated herein by
                                                              reference

   10.1        Cooperation Agreement, dated as of July        Filed as Exhibit 10(d) to the registrant's
               18, 1991, as amended among Equitable Life,     Form S-1 Registration Statement
               the Holding Company and AXA                    (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.2        Letter Agreement, dated May 12, 1992,          Filed as Exhibit 10(e) to the registrant's
               among Equitable Life, the Holding Company      Form S-1 Registration Statement
               and AXA                                        (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.3        Amended and Restated Reinsurance               Filed as Exhibit 10(o) to the registrant's
               Agreement, dated as of March 29, 1990,         Form S-1 Registration Statement
               between Equitable Life and First Equicor       (No. 33-48115), dated May 26, 1992 and
               Life Insurance Company                         incorporated herein by reference

   10.4        The Amended and Restated Transfer              Filed as Exhibit 19 to the registrant's
               Agreement dated as of February 23, 1993,       Statement on Schedule 13D dated July 29, 1993
               as amended and restated on May 28, 1993,       and incorporated herein by reference
               among Alliance, Equitable Capital and
               Equitable Investment Corporation

  10.5(a)      The Equitable Companies Incorporated,          Filed as Exhibit 10.01 to the registrant's
               Stock Trust Agreement, effective as of         Form S-4 Registration Statement
               December 2, 1993                               (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

                                                                                                                   Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
  10.5(b)      The First Amendment to The Equitable           Filed as Exhibit 10.02 to Post-Effective
               Companies Incorporated Stock Trust             Amendment No. 1 to the registrant's Form S-3
               Agreement dated as of September 19, 1996       Registration Statement (No. 333-03224), dated
                                                              May 29, 1997 and incorporated herein by
                                                              reference

   10.6        Stock Purchase Agreement, dated                Filed as Exhibit 10.02 to the registrant's
               December 2, 1993, between the Holding          Form S-4 Registration Statement
               Company and The Chase Manhattan Bank, N.A.     (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

   10.7+       Management Compensation Arrangements with      Filed as Exhibit 10.22 to the registrant's
               Messrs. Bebear and de Castries and Ms.         annual report on Form 10-K for the year ended
               Colloc'h                                       December 31, 1997 and incorporated herein by
                                                              reference

   10.8        Exchange Agreement dated as of                 Filed as Exhibit 10.01 to registrant's Form
               September 27, 1994, between AXA and the        S-4 Registration Statement (No. 33-84462),
               Holding Company                                dated September 28, 1994 and incorporated
                                                              herein by reference

  10.9(a)      Lease, dated as of July 20, 1995, between      Filed as Exhibit 10.26(a) to the registrant's
               1290 Associates and Equitable Life             annual report on Form 10-K for the year ended
                                                              December 31, 1996 and incorporated herein by
                                                              reference

  10.9(b)      First Amendment of Lease Agreement, dated      Filed as Exhibit 10.26(b) to the registrant's
               as of December 28, 1995, between 1290          annual report on Form 10-K for the year ended
               Associates, L.L.C. and Equitable Life          December 31, 1996 and incorporated herein by
                                                              reference

  10.9(c)      Amended and Restated  Company Lease            Filed as Exhibit  10.26(c) to the registrant's
               Agreement (Facility Realty),  made as of       annual report on Form  10-K  for the year ended
               May 1,  1996,  by and between Equitable Life   December 31, 1996 and incorporated  herein
               by and the IDA                                 reference

  10.9(d)      Amended and Restated Company Lease             Filed as Exhibit 10.26(d) to the registrant's
               Agreement (Project  Property),made and         annual report on Form 10-K for the year ended
               entered into as of May 1, 1996, by and         December 31, 1996 and incorporated herein by
               between the IDA, Equitable Life and            reference
               EVLICO

  10.9(e)      Second Amendment of Lease, dated as of May     Filed as Exhibit 10.1 to the registrant's
               1, 1997, between 1290 Partners L.P. and        Form 10-Q for the quarter ended June 30, 1997
               Equitable Life                                 and incorporated herein by reference

   10.10       Agreement dated April 24, 1996, between        Filed as Exhibit 10.27 to the registrant's
               Equitable Life and Mr. Stanley B. Tulin        Form 10-Q for the quarter ended March 31, 1997
                                                              and incorporated herein by reference

   10.11       Letter Agreement dated July 8, 1997 from       Filed as Exhibit 10.2 to the registrant's
               the Holding Company and Equitable Life to      Form10-Q for the quarter ended June 30, 1997
               Mr. Edward D. Miller                           and incorporated herein by reference


                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
   10.12       Agreement dated January 6, 1998, between       Filed as Exhibit 10.27 to the registrant's
               Equitable Life and Mr. Michael Hegarty         annual report on Form 10-K for the year ended
                                                              December 31, 1997 and incorporated herein by
                                                              reference

  10.13+       Continuity Agreement dated September 29,       Filed as Exhibit 10.5 to AXA's Form F-4
               2000 between the Holding Company and           Registration Statement (No. 333-50438), dated
               Michael Hegarty                                November 21, 2000 and incorporated herein by
                                                              reference

  10.14+       Continuity Agreement dated September 29,       Filed as Exhibit 10.6 to AXA's Form F-4
               2000 between the Holding Company and           Registration Statement (No. 333-50438), dated
               Edward Miller                                  November 21, 2000 and incorporated herein by
                                                              reference

  10.15+       Continuity Agreement dated September 29,       Filed as Exhibit 10.7 to AXA's Form F-4
               2000 between the Holding Company and           Registration Statement (No. 333-50438), dated
               Stanley Tulin                                  November 21, 2000 and incorporated herein by
                                                              reference

    21         Subsidiaries of the registrant                 Omitted pursuant to General Instruction I of
                                                              Form 10-K

    23         Consent of PricewaterhouseCoopers LLP          Filed herewith

+ Denotes executive compensation plans and arrangements.

                                       E-5