Form 10-Q
period 2001-03-31
AXA FINANCIAL INC
filed 2001-05-11
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001                 Commission File No. 1-11166
--------------------------------------------------------------------------------

                               AXA Financial, Inc.
             (Exact name of registrant as specified in its charter)


     Delaware                                             13-3623351
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                        Identification No.)


1290 Avenue of the Americas, New York, New York              10104
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area            (212) 554-1234
                                                  ------------------------------


                           None
-------------------------------------------------------------------------------
                 (Former name, former address, and former fiscal
                       year if changed since last report.)


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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of May 10, 2001.

At May 9, 2001, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H to Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                     Page #

PART I       FINANCIAL INFORMATION

Item 1:      Unaudited Consolidated Financial Statements
             Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000....................................................    3
             Consolidated Statements of Earnings for the Three Months Ended
               March 31, 2001 and 2000..............................................    4
             Consolidated Statements of Shareholders' Equity and Comprehensive
               Income (Loss) for the Three Months Ended March 31, 2001 and 2000.....    5
             Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2001 and 2000..............................................    6
             Notes to Consolidated Financial Statements.............................    7

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ("Management Narrative").........................    15

Item 3:      Quantitative and Qualitative Disclosures About Market Risk*............    18

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings......................................................    19

Item 6:      Exhibits and Reports on Form 8-K.......................................    20

SIGNATURES..........................................................................    21

*Omitted pursuant to General Instruction H to Form 10-Q.

                                       2

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 March 31,          December 31,
                                                                                   2001                 2000
                                                                              -----------------    -----------------
                                                                                           (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    22,049.1        $    20,715.8
    Held to maturity, at amortized cost.....................................            -                  256.7
  Mortgage loans on real estate.............................................        4,687.8              4,712.6
  Equity real estate........................................................        1,015.9              1,017.8
  Policy loans..............................................................        4,053.1              4,034.6
  Other equity investments..................................................          825.4              2,430.9
  Other invested assets.....................................................          778.6                788.8
                                                                              -----------------    -----------------
      Total investments.....................................................       33,409.9             33,957.2
Cash and cash equivalents...................................................        3,309.7              2,479.5
Cash and securities segregated, at estimated fair value.....................          935.4              1,306.3
Broker-dealer related receivables...........................................        1,463.0              1,900.3
Deferred policy acquisition costs...........................................        5,084.6              5,128.8
Intangible assets, net......................................................        4,023.2              4,066.2
Amounts due from reinsurers.................................................        2,138.4              2,033.2
Loans to affiliates.........................................................            -                3,000.0
Other assets................................................................        3,751.2              3,618.7
Separate Accounts assets....................................................       46,864.3             51,705.9
                                                                              -----------------    -----------------

Total Assets................................................................  $   100,979.7        $   109,196.1
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,503.1        $    20,445.8
Future policy benefits and other policyholders liabilities..................       13,439.6             13,367.4
Broker-dealer related payables..............................................        1,570.8              1,283.0
Customers related payables..................................................        1,218.3              1,636.9
Short-term and long-term debt...............................................        3,322.4              3,432.3
Loan from affiliates........................................................        1,100.0                  -
Federal income taxes payable................................................        1,056.7              2,421.4
Other liabilities...........................................................        3,257.6              3,513.2
Separate Accounts liabilities...............................................       46,794.1             51,632.1
Minority interest in equity of consolidated subsidiaries....................        1,251.1              1,275.8
Minority interest subject to redemption rights..............................          680.6                681.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................       94,194.3             99,689.0
                                                                              -----------------    -----------------

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................          219.6                219.6
Stock employee compensation trust...........................................         (219.6)              (219.6)
Common stock, at par value..................................................            3.9                  4.6
Capital in excess of par value..............................................        1,032.4              4,753.8
Treasury stock..............................................................            -                 (629.6)
Retained earnings...........................................................        5,579.5              5,380.6
Accumulated other comprehensive income (loss)...............................          169.6                 (2.3)
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        6,785.4              9,507.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................  $   100,979.7        $   109,196.1
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.
                                       3

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)

REVENUES
Universal life and investment-type product policy fee income................  $       345.7        $       340.4
Premiums....................................................................          268.7                286.0
Net investment income.......................................................          646.7                751.0
Investment gains (losses), net..............................................           22.0               (130.9)
Commissions, fees and other income..........................................          795.2                607.6
                                                                              -----------------    -----------------
      Total revenues........................................................        2,078.3              1,854.1
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances........................          248.8                265.5
Policyholders' benefits.....................................................          469.1                539.3
Compensation and benefits...................................................          334.5                271.9
Commissions.................................................................          127.2                140.6
Distribution plan payments..................................................          124.1                116.5
Amortization of deferred sales commissions..................................           58.3                 50.7
Interest expense............................................................           62.9                 37.9
Amortization of deferred policy acquisition costs...........................           95.2                 95.6
Capitalization of deferred policy acquisition costs.........................         (185.5)              (195.6)
Rent expense................................................................           45.2                 31.4
Other operating costs and expenses..........................................          322.4                208.1
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        1,702.2              1,561.9
                                                                              -----------------    -----------------


Earnings from continuing operations before Federal income taxes
  and minority interest.....................................................          376.1                292.2
Federal income tax expense..................................................         (108.6)               (83.3)
Minority interest in net income of consolidated subsidiaries................          (71.6)               (74.2)
                                                                              -----------------    -----------------

Earnings from continuing operations.........................................          195.9                134.7
Earnings (loss) from discontinued operations, net of Federal income taxes:
   Investment Banking and Brokerage segment.................................            -                  168.8
   Other....................................................................           10.0                 (4.9)
Cumulative effect of accounting change, net of Federal income taxes.........           (3.5)                 -
                                                                              -----------------    -----------------
Net Earnings................................................................  $       202.4        $       298.6
                                                                              =================    =================

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year and end of period...  $       219.6        $       239.7
                                                                              -----------------    -----------------

Stock employee compensation trust, beginning of year and end of period......         (219.6)              (239.7)
                                                                              -----------------    -----------------

Common stock, at par value, beginning of year...............................            4.6                  4.5
Shares cancelled in connection with merger of AXA Merger Corp...............            (.5)                 -
Treasury stock retired, at par value........................................            (.2)                 -
                                                                              -----------------    -----------------
Common stock, at par value, end of period...................................            3.9                  4.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,753.8              3,739.1
Decrease related to the merger of AXA Merger Corp...........................       (2,999.5)                 -
Decrease from retirement of treasury stock..................................         (629.4)                 -
Other changes in additional capital in excess of par value..................          (92.5)                 6.8
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,032.4              3,745.9
                                                                              -----------------    -----------------

Treasury stock, beginning of year...........................................         (629.6)              (490.8)
Purchase of shares for treasury.............................................            -                  (57.5)
Retirement of treasury stock................................................          629.6                  -
                                                                              -----------------    -----------------
Treasury stock, end of period...............................................            -                 (548.3)
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        5,380.6              3,008.6
Net earnings................................................................          202.4                298.6
Dividends on common stock...................................................            -                  (11.0)
Decrease in retained earnings in connection with merger of
   AXA Merger Corp..........................................................           (3.5)                 -
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        5,579.5              3,296.2
                                                                              -----------------    -----------------

Accumulated other comprehensive loss, beginning of year.....................           (2.3)              (422.5)
Other comprehensive income..................................................          171.9                  4.4
                                                                              -----------------    -----------------
Accumulated other comprehensive income (loss), end of period................          169.6               (418.1)
                                                                              -----------------    -----------------

Total Shareholders' Equity, End of Period...................................  $     6,785.4        $     6,080.2
                                                                              =================    =================

COMPREHENSIVE INCOME
Net earnings................................................................  $       202.4        $       298.6
                                                                              -----------------    -----------------

Change in unrealized gains, net of reclassification adjustment..............          171.9                  4.4
                                                                              -----------------    -----------------
Other comprehensive income..................................................          171.9                  4.4
                                                                              -----------------    -----------------

Comprehensive Income........................................................  $       374.3        $       303.0
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                                                   2001                  2000
                                                                             ------------------    -----------------
                                                                                         (In Millions)

Net earnings................................................................  $       202.4       $       298.6
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          248.8               265.5
    Universal life and investment-type product policy fee income............         (345.7)             (340.4)
    Net change in broker-dealer customer related receivables/payables.......         (251.5)               86.5
    Investment (gains) losses, net..........................................          (22.0)              123.0
    Decrease in segregated cash and securities, net.........................          370.9                 -
    Change in deferred policy acquisition costs.............................          (89.9)              (99.1)
    Change in future policy benefits........................................           (1.2)               30.7
    Change in property and equipment........................................          (67.3)              (57.2)
    Change in Federal income tax payable....................................       (1,459.4)              140.2
    Other, net..............................................................          (11.8)             (254.6)
                                                                             ------------------   ------------------

Net cash (used) provided by operating activities............................       (1,426.7)              193.2
                                                                             ------------------   ------------------

Cash flows from investing activities:
  Maturities and repayments.................................................          446.0               552.3
  Sales.....................................................................        3,554.8             1,245.7
  Purchases.................................................................       (2,724.0)           (1,601.0)
  Decrease (increase) in short-term investments.............................          148.4               (75.9)
  Other, net................................................................         (116.7)               42.6
                                                                             ------------------   ------------------

Net cash provided by investing activities...................................        1,308.5               163.7
                                                                             ------------------   ------------------


Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................          777.4               641.5
    Withdrawals and transfers to Separate Accounts..........................         (647.8)           (1,271.6)
  Net (decrease) increase in short-term financings..........................          (88.3)                9.8
  Purchase of treasury stock................................................            -                 (57.5)
  Loans from affiliates.....................................................        1,100.0                 -
  Other, net................................................................         (192.9)              (60.5)
                                                                             ------------------   ------------------

  Net cash provided (used) by financing activities..........................          948.4              (738.3)
                                                                             ------------------   ------------------

  Change in cash and cash equivalents.......................................          830.2              (381.4)
  Cash and cash equivalents, beginning of year..............................        2,479.5               863.7
                                                                             ------------------   ------------------

  Cash and Cash Equivalents, End of Period..................................  $     3,309.7       $       482.3
                                                                             ==================   ==================

  Supplemental cash flow information
  Interest Paid.............................................................  $        21.6       $        12.2
                                                                             ==================   ==================
  Income Taxes Paid (Refunded)..............................................  $     1,545.3       $       (46.6)
                                                                             ==================   ==================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of AXA Financial for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2001" and "first quarter 2000" refer to the three months ended March 31, 2001 and 2000, respectively.

      AXA, a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder since 1992. In October 2000, the Board of Directors of the Holding Company, acting upon a unanimous recommendation of a special committee of independent directors, approved an agreement with AXA for the acquisition of the approximately 40% of outstanding Holding Company Common Stock it did not already own. Under terms of the agreement, the minority shareholders of the Holding Company received $35.75 in cash and 0.295 of an AXA ADS for each Holding Company share. On January 2, 2001, AXA Merger Corp., a wholly-owned subsidiary of AXA, was merged with and into the Holding Company, resulting in AXA Financial becoming a wholly owned subsidiary of AXA. As a result of AXA Merger Corp's merger into the Holding Company, the obligation to repay the $3.0 billion loan from AXA Merger Corp. to the Holding Company was extinguished resulting in a decrease in consolidated shareholders' equity of $3.0 billion. In conjunction with the minority interest buyout, 53.4 million shares of Common Stock purchased by AXA Merger Corp. were cancelled and 20.7 million treasury shares held by the Holding Company were retired.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

2)    ACCOUNTING CHANGES

      On January 1, 2001, AXA Financial adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by AXA Financial at January 1, 2001 include interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuities contracts and certain reinsurance contracts. Based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provision of SFAS No. 133, AXA Financial recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, AXA Financial elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with recent interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on AXA Financial's results of operation or its financial position. Upon its adoption of SFAS No. 133, AXA Financial reclassified $256.7 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $8.9 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001. Under the transition provision of SFAS No. 133, this reclassification does not call into question AXA Financial's intent to hold current or future debt securities to their maturity.

     AXA Financial adopted SOP 00-3 prospectively as of January 1, 2001 with no financial impact upon initial implementation. Prior period reclassifications have been made to include Closed Block assets, liabilities, revenues and expenses on a line-by-line basis as required by SOP 00-3.

3)   INVESTMENTS

     Investment valuation allowances and changes thereto are shown below:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2001                2000
                                                                                 ---------------     ---------------
                                                                                           (In Millions)

      Balances, beginning of year............................................... $      126.2        $     177.9
      Additions charged to income...............................................          2.4               10.6
      Deductions for writedowns and asset dispositions..........................          (.2)              (2.2)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      128.4        $     186.3
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       52.5        $      34.3
        Equity real estate......................................................         75.9              152.0
                                                                                 ---------------     ---------------
      Total..................................................................... $      128.4        $     186.3
                                                                                 ===============     ===============

     For the first quarters of 2001 and 2000, investment income is shown net of investment expenses of $46.3 million and $60.7 million, respectively.

     As of March 31, 2001 and December 31, 2000, fixed maturities classified as available for sale had amortized costs of $21,589.2 million and $20,667.2 million and fixed maturities in the held to maturity portfolio had estimated fair values of $266.9 million at December 31, 2000. Other equity investments included trading securities having carrying values of $5.5 million and $1,561.9 million and costs of $49.2 million and $1,606.3 million at March 31, 2001 and December 31, 2000, respectively, and other equity securities with carrying values of $26.7 million and $32.7 million and costs of $37.1 million and $36.5 million as of March 31, 2001 and December 31, 2000, respectively.

     In the first quarter of 2001 and 2000, net unrealized and realized holding gains on trading account equity securities of $26.7 million and $3.4 million were included in net investment income in the consolidated statements of earnings.

     For the first quarters of 2001 and 2000, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,969.5 million and $1,205.8 million, respectively. Gross gains of $62.2 million and $24.9 million and gross losses of $24.3 million and $90.8 million were realized on these sales for the first quarters of 2001 and 2000, respectively. Unrealized investment gains related to fixed maturities classified as available for sale increased by $409.9 million during the first three months of 2001, resulting in a balance of $459.8 million at March 31, 2001.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  March 31,          December 31,
                                                                                     2001                2000
                                                                                ---------------    -----------------
                                                                                           (In Millions)

      Impaired mortgage loans with provision for losses.......................   $     170.0        $     170.9
      Impaired mortgage loans without provision for losses....................           2.9                5.8
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         172.9              176.7
      Provision for losses....................................................         (47.7)             (45.7)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     125.2        $     131.0
                                                                                ===============    =================

      During the first quarters of 2001 and 2000, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $175.7 million and $169.8 million. Interest income recognized on these impaired mortgage loans totaled $1.8 million and $3.5 million for the first quarters of 2001 and 2000, respectively.

4)    CLOSED BLOCK

      The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income and DAC) represents the expected maximum future post-tax earnings from the Closed Block which would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force.

      If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

      Many expenses related to Closed Block operations, including amortization of DAC, are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

      Summarized financial information for the Closed Block is as follows:

                                                                                 March 31,          December 31,
                                                                                    2001                2000
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      CLOSED BLOCK LIABILITIES
      Future policy benefits and other policyholders' account balances.......  $     8,984.2      $      9,026.4
      Other liabilities......................................................           76.2                33.8
                                                                              -----------------  -------------------
      Total Closed Block liabilities.........................................        9,060.4             9,060.2
                                                                              -----------------  -------------------


      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities:
           Available for sale, at fair value (amortized cost:
             $4,394.8 and $4,373.5)..........................................        4,521.7             4,408.0
      Mortgage loans on real estate..........................................        1,566.3             1,581.8
      Policy loans...........................................................        1,548.7             1,557.7
      Cash and other invested assets.........................................          216.1               174.7
      Other assets...........................................................          202.1               237.1
                                                                              -----------------  -------------------
               Total assets designated to the Closed Block...................        8,054.9             7,959.3
                                                                              -----------------  -------------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................        1,005.5             1,100.9
      Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred Federal
             income tax of $43.2 and $12.2...................................           80.1                22.7
                                                                              -----------------  -------------------


      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities..............................................  $     1,085.6      $      1,123.6
                                                                              =================  ===================

      Closed Block revenues and expenses were as follows:

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                             ---------------------------------------
                                                                                   2001                 2000
                                                                             ------------------  -------------------
                                                                                         (In Millions)
      REVENUES:
      Premiums and other income.............................................. $        147.9      $        153.0
      Investment income (net of investment expenses of $.7 and $3.4).........          147.7               143.0
      Investment gains (losses), net.........................................            1.8                (3.0)
                                                                             ------------------  -------------------
               Total revenues................................................          297.4               293.0
                                                                             ------------------  -------------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends..................................          233.5               257.3
      Other operating costs and expenses.....................................            4.6                 4.9
                                                                             ------------------  -------------------
      Total benefits and other deductions....................................          238.1               262.2
                                                                             ------------------  -------------------

      Net revenues before Federal income taxes...............................           59.3                30.8
      Federal income taxes...................................................           21.3                11.3
                                                                             ------------------  -------------------
      Net Revenues........................................................... $         38.0      $         19.5
                                                                             ==================  ===================

5)   OTHER DISCONTINUED OPERATIONS

     Summarized financial information for Other Discontinued Operations follows:

                                                                                 March 31,          December 31,
                                                                                    2001                2000
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Mortgage loans on real estate..........................................  $      284.6       $       330.9
      Equity real estate.....................................................         351.0               350.9
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $358.4 and $321.5)..................................         379.0               336.5
      Other equity investments...............................................          37.2                43.1
      Other invested assets..................................................           2.0                 1.9
                                                                              -----------------  -------------------
           Total investments.................................................       1,053.8             1,063.3
      Cash and cash equivalents..............................................          79.0                84.3
      Other assets...........................................................         163.2               148.8
                                                                              -----------------  -------------------
      Total Assets...........................................................  $    1,296.0       $     1,296.4
                                                                              =================  ===================

      Policyholders liabilities..............................................  $      959.5       $       966.8
      Allowance for future losses............................................         161.2               159.8
      Other liabilities......................................................         175.3               169.8
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $    1,296.0       $     1,296.4
                                                                              =================  ===================

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 -------------------------------------
                                                                                       2001                2000
                                                                                 -----------------   -----------------
                                                                                            (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $6.2 and $10.4)..........  $        34.2       $       29.0
      Investment gains (losses), net............................................            1.5               (2.3)
                                                                                 -----------------   -----------------
      Total revenues............................................................           35.7               26.7

      Benefits and other deductions.............................................           24.5               26.7
      Earnings credited to allowance for future losses..........................           11.2                -
                                                                                 -----------------   -----------------
      Pre-tax results from operations...........................................            -                  -
      Pre-tax earnings (loss) from releasing (strengthening) the allowance
         for future losses......................................................           15.4               (7.6)
      Federal income tax (expense) benefit......................................           (5.4)               2.7
                                                                                 -----------------   -----------------
      Income (Loss) from Other Discontinued Operations..........................  $        10.0       $       (4.9)
                                                                                 =================   =================

     AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of Other Discontinued Operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first quarters of 2001 and 2000 resulted in management's decision to release the allowance by $15.4 million for the first quarter of 2001 and strengthen the allowance by $7.6 million for the first quarter of 2000. This resulted in after-tax income of $10.0 million for first quarter 2001 and after-tax losses of $4.9 million for first quarter 2000.

     Management believes the allowance for future losses at March 31, 2001 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

     Investment valuation allowances amounted to $2.9 million and $2.9 million on mortgage loans and $11.7 million and $11.4 million on equity real estate at March 31, 2001 and December 31, 2000, respectively.

6)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

7)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $84.7 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger transaction. For first quarter 2001, AXA Financial recorded a reduction in the SARs liability of $42.8 million, reflecting the variable accounting for the SARs, based on the market value of AXA ADRs at March 31, 2001.

8)    LITIGATION

      There  have  been  no new  material  legal  proceedings  and  no  material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2000, except as described below:

      Annuity Contract Case

      In this litigation, in April 2001, defendants moved to dismiss the amended complaint.

      Alliance Reorganization Case

      In this litigation, in April 2001, the court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the Alliance Holding Partnership Agreement was not validly amended was one of the claims dismissed.

      Prime Property Fund Case

      In this litigation, in April 2001, the court decided four motions for summary adjudication made by Equitable Life against plaintiff's contract-based claims, granting two and denying two. Equitable Life's motion to dismiss the amended supplemental complaint was denied in May 2001. The trial has been adjourned and a new date has not yet been set.

      Disposal of DLJ

      A putative class action was recently filed in Delaware Chancery Court on behalf of the holders of CSFBdirect tracking stock. Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. This new action, along with the actions previously reported, have been consolidated. In May 2001, the Delaware Chancery Court ordered that this new complaint be the operative complaint in the consolidated actions. The parties have agreed to extend the time for defendants to respond to the complaint.

      Alliance Investment Company Act Case

      In April 2001, an amended class action complaint was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc., ("AFD"), a wholly owned subsidiary of Alliance, and others alleging violations of the Federal Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The amended complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiff's allegations are without merit and intend to vigorously defend against these allegations.

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

9)    BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ------------------------------------
                                                                                       2001               2000
                                                                                  ----------------  ------------------
                                                                                             (In Millions)
       Segment revenues:
       Financial Advisory/Insurance............................................    $    1,355.4      $     1,333.2
       Investment Management...................................................           747.4              552.3
       Consolidation/elimination...............................................           (24.5)             (31.4)
                                                                                  ----------------  ------------------
       Total Revenues..........................................................    $    2,078.3      $     1,854.1
                                                                                  ================  ==================

       Segment earnings from continuing operations before
           Federal income taxes and minority interest:
       Financial Advisory/Insurance............................................    $      251.2      $       127.2
       Investment Management...................................................           124.9              165.0
                                                                                  ----------------  ------------------
       Total Earnings from Continuing Operations before Federal Income
          Taxes and Minority Interest..........................................    $      376.1      $       292.2
                                                                                  ================  ==================

                                                                                     March 31,         December 31,
                                                                                       2001               2000
                                                                                  ----------------  ------------------
                                                                                             (In Millions)
       Assets:
       Financial Advisory/Insurance............................................    $   85,486.0      $    91,620.3
       Investment Management...................................................        15,532.7           17,672.3
       Consolidation/elimination...............................................           (39.0)             (96.5)
                                                                                  ----------------  ------------------
       Total Assets............................................................    $  100,979.7      $   109,196.1
                                                                                  ================  ==================

10)   RELATED PARTY TRANSACTIONS

      In March 2001, the Holding Company borrowed from AXA $1.10 billion. This short-term borrowing had an interest rate of LIBOR plus 0.15% per annum. In April 2001, the Holding Company repaid all of the short-term borrowing from AXA.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The management narrative for AXA Financial that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the management narrative found in the Management's Discussion and Analysis ("MD&A")
section included in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2001 Compared to First Quarter 2000

Earnings from continuing operations before Federal income taxes and minority interest was $376.1 million for first quarter 2001, an increase of 28.7% from the year earlier quarter, with higher earnings reported by the Financial Advisory/Insurance segment. Net earnings for AXA Financial totaled $202.4 million for first quarter 2001, down $96.2 million from $298.6 million for the 2000 quarter. The 2001 quarter included a $3.5 million cumulative effect adjustment from the January 1, 2001 adoption of SFAS No. 133 while the 2000 quarter included net earnings from the discontinued Investment Banking and Brokerage segment of $168.8 million.

Revenues. Total revenues increased $224.2 million as higher commissions, fees and other income and investment gains as compared to losses in first quarter 2000 more than offset decreases in net investment income and premiums.

Premiums declined $17.3 million principally due to lower individual DI premiums due to the indemnity reinsurance agreement entered into in July 2000.

Net investment income decreased $104.3 million primarily due to losses on other equity investments in the Financial Advisory segment in first quarter 2001 as compared to earnings in the comparable prior year period partially offset by lower yields on fixed maturity securities. The fixed maturity portfolio impact was primarily attributable to a declining interest rate environment and a smaller asset balance in the General Account.

When compared to the $130.9 million of investment losses in first quarter 2000, the $22.0 million of investment gains in first quarter 2001 principally resulted from gains on sales of fixed maturities in the current year period as compared to losses in first quarter 2000 and from lower fixed maturity writedowns ($21.7 million in the 2001 period as compared to $59.0 million in 2000).

The 30.9% growth in commissions, fees and other income was principally due to an increase in investment advisory and service fees and institutional research service fees from Bernstein activities (purchased in fourth quarter 2000), partially offset by lower distribution revenues at Alliance. The increase in investment advisory and service fees was primarily due to higher average assets under management due to the Bernstein acquisition offset by a decline in performance fees. The lower distribution revenues at Alliance reflected lower average mutual funds outstanding due to market depreciation, partially offset by continuing back-end load mutual fund sales.

Benefits and Other Deductions. Total benefits and other deductions increased $140.3 million primarily due to the inclusion of Bernstein in first quarter 2001.

While interest credited to policyholders' account balances decreased $16.7 million primarily due to lower General Account Investment Asset balances, policyholders' benefits decreased $70.2 million due primarily to the decline in DI benefits that were reinsured in July 2000 and the reserve impact of lower premiums in the first quarter of 2001.

The $62.6 million increase in compensation and benefits was primarily due to the Bernstein acquisition, partially offset by the $42.8 million credit recognized in the first quarter resulting from the reduction of the SARs liability. The reduction of commissions was due to lower sales of insurance and mutual fund products principally in the Financial Advisory/Insurance segment in 2001. The increase in rent expense was primarily attributable to the Bernstein acquisition.

Interest expense increased $25.0 million to $62.9 million principally due to additional borrowings at the Holding Company level, including the $476.1 million 7.75% Senior Notes.

Other operating costs and expenses grew $114.3 million primarily due to higher amortization of goodwill and intangibles and other general and administrative expenses principally related to the Bernstein acquisition.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2001 decreased from prior year levels by $371.3 million to $2.48 billion primarily due to lower sales of individual annuities. Individual annuity sales declined in first quarter 2001 due to the weak equity market and comparisons to a strong first quarter 2000.

Surrenders and Withdrawals. When first quarter 2001 totals are compared to first quarter 2000, surrenders and withdrawals were down, from $1.52 billion to $1.31 billion. The annualized annuities surrender rate declined to 9.4% in first quarter 2001 from 10.5% in the same quarter of 2000, while the individual life surrender rates showed a modest increase to 4.2% from 4.0%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow.

                             Assets Under Management
                                  (In Millions)

                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2001                2000
                                                                                 ---------------     ---------------
Third party (1)................................................................. $    377,744        $  326,986
General Account and other (1)...................................................       38,297            37,572
Separate Accounts...............................................................       46,864            57,447
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    462,905        $  422,005
                                                                                 ===============     ===============

1)  March 31, 2000 amounts have been restated to exclude DLJ related assets.

Third party assets under management at March 31, 2001 increased $50.75 billion primarily as the addition of approximately $89.0 billion Bernstein related third party assets was offset by significant market depreciation in first quarter 2001. General Account and other assets under management increased $725 million as the net proceeds from the sale of DLJ (after taxes and funding used in the AXA minority buyout) more than offset the asset reductions related to the July 2000 DI indemnity reinsurance transaction. The decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance  assets  under  management  at the end of first  quarter  2001  totaled
$433.22 billion. When the $89 billion of Bernstein related assets under management in the 2001 quarter are excluded, Alliance's assets under management declined 12.7% to approximately $344 billion at March 31, 2001 when compared to $394 billion at March 31, 2000 as stock market related depreciation more than offset net new asset inflows. Non-US clients accounted for 14.6% of the March 31, 2001 total.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company. In January 2001, upon the merger of AXA Merger Corp. into the Holding Company, the 53.4 million shares of Holding Company Common Stock held by AXA Merger Corp. were cancelled and 20.7 million shares of treasury stock were retired. In addition, the $3.0 billion loan to AXA Merger by the Holding Company was extinguished. The loan proceeds had been used to fund a portion of the AXA minority interest buyout in December 2000. Also in first quarter 2001, the Holding Company borrowed funds from AXA under a renewable financing agreement. The proceeds were used to partially fund first quarter 2001 tax payments related to the gain on the sale of DLJ. The borrowings outstanding at March 31, 2001 of $1.10 billion were repaid in April 2001.

Equitable Life. In April 2001, Equitable Life paid a $1.50 billion shareholder dividend.

During first quarter 2001, Equitable Life sold its remaining holdings of CSG stock received upon the sale of DLJ. At March 31, 2001, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. At March 31, 2001, Alliance had $671.2 million of short-term debt outstanding, principally under its commercial paper program.

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

Market Risk. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. Primary market risk exposures exist in the Financial Advisory/Insurance segment and result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 16 of Notes to Consolidated Financial Statements, both contained in the 2000 Form 10-K.

Financial Advisory/Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategic initiatives; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation" contained in the 2000 Form 10-K. The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amount which can be deferred as DAC, secular trends, AXA Financial's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products; and the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions used in determining those reserves. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. The ability of AXA Financial to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values.

Investment Management. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by market appreciation and depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. See "Combined Operating Results by Segment - Investment Management" contained in the 2000 Form 10-K.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against AXA Financial to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation," contained in the 2000 Form 10-K, and "Legal Proceedings," contained in the 2000 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements contained in the 2000 Form 10-K for pronouncements issued but not effective at December 31, 2000. In addition, the NAIC's Codification guidance became effective January 1, 2001. Codification addresses areas where statutory accounting previously was silent and changed certain existing statutory positions. Equitable Life is subject to Codification to the extent and in the form adopted in New York State. Equitable Life's application of the codification rules adopted by New York is not expected to have a significant effect.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and
Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. See "Business
- Regulation" contained in the 2000 Form 10-K.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Omitted pursuant to General Instruction H to Form 10-Q.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.


There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 2000, except as described below:

In Franze, in March 2001, the United States Court of Appeals for the Eleventh Circuit granted the petition of Equitable Life and EVLICO for permission to appeal the order denying summary judgment and granting class certification.

In Wood, in April 2001, EVLICO filed a notice of removal to the United States District Court for the Southern District of California.

In American National Bank, in April 2001, defendants moved to dismiss the amended complaint.

In Duncan, the hearing in the District Court has been rescheduled for June 2001.

In R.S.M., in April 2001, the court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the Alliance Holding Partnership Agreement was not validly amended was one of the claims dismissed.

In BT-I, in April 2001, the court decided four motions for summary adjudication made by Equitable Life against plaintiff's contract-based claims, granting two and denying two. Equitable Life's motion to dismiss the amended supplemental complaint was denied in May 2001. The trial has been adjourned and a new date has not yet been set.

A putative  class  action  entitled  David Uhrik v. Credit  Suisse  First Boston
(USA), Inc., et al. was recently filed in Delaware Chancery Court on behalf of the holders of CSFBdirect tracking stock. Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. The Uhrik action, along with the actions captioned Irvin Woods, et al. v. Joe L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; Andrew Loguercio v. Joe L. Roby, et al.; and Robert Holschen v. Joe. L. Roby, et al., are among the actions that have been consolidated under the caption In re CSFB Direct Tracking Stock Shareholders Litigation. In May 2001, the Delaware Chancery Court ordered that the Uhrik complaint be the operative complaint in the consolidated actions. The parties have agreed to extend the time for defendants to respond to the complaint.

In April 2001, an amended class action complaint entitled Miller v. Mitchell Hutchins Asset Management, Inc. was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc., ("AFD"), a wholly owned subsidiary of Alliance, and others alleging violations of the Federal Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The amended complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiff's allegations are without merit and intend to vigorously defend against these allegations.

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

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits
                    None


                (b) Reports on Form 8-K

                    1. On January 31, 2001, the Holding Company filed a report on Form 8-K relating to a fourth quarter non-recurring gain and completion of the sale of shares of Credit Suisse Group.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 10, 2001    AXA FINANCIAL, INC.


                         By:      /s/Stanley B. Tulin
                                  ---------------------------------------------
                                  Name:    Stanley B. Tulin
                                  Title:   Vice Chairman of the Board and
                                           Chief Financial Officer


Date:    May 10, 2001             /s/Alvin H. Fenichel
                                  ---------------------------------------------
                                  Name:    Alvin H. Fenichel
                                  Title:   Senior Vice President and Controller