Form 10-Q
period 2001-09-30
AXA FINANCIAL INC
filed 2001-11-13
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001             Commission File No. 1-11166
--------------------------------------------------------------------------------

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


No  voting  or  non-voting   common   equity  of  the   registrant  is  held  by
non-affiliates of the registrant as of November 12, 2001.

At November 12, 2001, 436,192,949 shares of the registrant's Common Stock were outstanding.



                                 REDUCED DISCLOSURE FORMAT:

Registrant  meets the conditions set forth in General  Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                        Page #
PART I       FINANCIAL INFORMATION

Item 1:      Unaudited Consolidated Financial Statements
             Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................................    3
             Consolidated Statements of Earnings for the Three Months and
               Nine Months Ended September 30, 2001 and 2000..........................    4
             Consolidated Statements of Shareholders' Equity for the Nine
               Months Ended September 30, 2001 and 2000...............................    5
             Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2001 and 2000............................................    6
             Notes to Unaudited Consolidated Financial Statements.....................    7

Item 2:      Management's Discussion and Analysis of Financial Condition and
               Results of Operations ("Management Narrative").........................   18

Item 3:      Quantitative and Qualitative Disclosures About Market Risk*..............   21

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings........................................................   22

Item 6:      Exhibits and Reports on Form 8-K.........................................   24

SIGNATURES............................................................................   25

*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               September 30,        December 31,
                                                                                   2001                 2000
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    23,749.7        $    20,715.8
    Held to maturity, at amortized cost.....................................            -                  256.7
  Mortgage loans on real estate.............................................        4,415.1              4,712.6
  Equity real estate........................................................          959.0              1,017.8
  Policy loans..............................................................        4,092.0              4,034.6
  Other equity investments..................................................          792.0              2,430.9
  Other invested assets.....................................................        1,235.3                788.8
                                                                              -----------------    -----------------
      Total investments.....................................................       35,243.1             33,957.2
Cash and cash equivalents...................................................        1,099.3              2,479.5
Cash and securities segregated, at estimated fair value.....................        1,093.5              1,306.3
Broker-dealer related receivables...........................................        1,148.6              1,900.3
Deferred policy acquisition costs...........................................        5,317.1              5,128.8
Intangible assets, net......................................................        3,923.3              4,066.2
Amounts due from reinsurers.................................................        2,234.0              2,097.9
Loans to affiliates.........................................................            -                3,000.0
Other assets................................................................        3,656.5              3,618.7
Separate Accounts assets....................................................       42,666.3             51,705.9
                                                                              -----------------    -----------------

Total Assets................................................................  $    96,381.7        $   109,260.8
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,582.5        $    20,445.8
Future policy benefits and other policyholders liabilities..................       13,505.3             13,432.1
Broker-dealer related payables..............................................          989.1              1,283.0
Customers related payables..................................................        1,347.4              1,636.9
Short-term and long-term debt...............................................        3,509.7              3,432.3
Federal income taxes payable................................................        1,246.2              2,421.4
Other liabilities...........................................................        3,543.5              3,513.2
Separate Accounts liabilities...............................................       42,607.3             51,632.1
Minority interest in equity of consolidated subsidiaries....................        1,261.2              1,275.8
Minority interest subject to redemption rights..............................          658.6                681.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................       89,250.8             99,753.7
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................          165.0                219.6
Stock employee compensation trust...........................................         (165.0)              (219.6)
Common stock, at par value..................................................            3.9                  4.6
Capital in excess of par value..............................................        1,009.8              4,753.8
Treasury stock..............................................................            -                 (629.6)
Retained earnings...........................................................        5,701.2              5,380.6
Accumulated other comprehensive income (loss)...............................          416.0                 (2.3)
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        7,130.9              9,507.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................  $    96,381.7        $   109,260.8
                                                                              =================    =================

            See Notes to Unaudited Consolidated Financial Statements.

                                               AXA FINANCIAL, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                       ---------------------------------  ---------------------------------
                                                            2001             2000              2001              2000
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      325.9     $      359.0      $    1,012.0      $   1,048.0
Premiums.............................................         244.8            335.7             758.5            909.7
Net investment income................................         592.9            712.4           1,814.4          2,198.8
Investment losses, net...............................        (118.2)           (79.0)           (147.4)          (267.0)
Commissions, fees and other income...................         790.2            665.8           2,418.5          1,903.1
                                                       ---------------  ----------------  ---------------   ---------------
      Total revenues.................................       1,835.6          1,993.9           5,856.0          5,792.6
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................         459.8            524.2           1,392.1          1,581.4
Interest credited to policyholders' account
  balances...........................................         246.2            271.4             744.1            791.0
Compensation and benefits............................         447.8            278.6           1,259.5            829.8
Commissions..........................................         108.2            127.3             352.9            404.9
Distribution plan payments...........................         120.9            113.1             369.1            348.9
Amortization of deferred sales commissions...........          57.4             56.7             173.6            160.6
Interest expense.....................................          53.6             73.7             172.9            155.3
Amortization of deferred policy acquisition costs....          75.3             92.2             228.0            284.0
Capitalization of deferred policy acquisition
  costs..............................................        (169.2)          (186.9)           (548.8)          (577.4)
Rent expense.........................................          44.8             35.8             135.3            102.0
Amortization of intangible assets, net...............          51.5              9.0             154.2             11.9
Other operating costs and expenses...................         187.4            221.8             707.3            662.0
                                                       ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions............       1,683.7          1,616.9           5,140.2          4,754.4
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.........         151.9            377.0             715.8          1,038.2
Federal income tax expense...........................         (28.8)          (112.6)           (177.3)          (307.0)
Minority interest in net income of
  consolidated subsidiaries..........................         (71.2)           (71.3)           (218.6)          (210.7)
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations..................          51.9            193.1             319.9            520.5

Earnings (loss) from discontinued operations,
  net of Federal income taxes:
    Investment Banking and Brokerage segment.........           -              107.5               -              376.2
    Other............................................           (.5)             -                 7.7             (6.4)
Tax provision related to disposal of
    Investment Banking and Brokerage segment.........           -             (407.0)              -             (407.0)
Cumulative effect of accounting change, net of
    Federal income taxes.............................           -                                 (3.5)
                                                       ---------------  ----------------  ---------------   ---------------
Net Earnings (Loss)..................................  $       51.4     $     (106.4)     $      324.1      $     483.3
                                                       ===============  ================  ===============   ===============


            See Notes to Unaudited Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                                   (UNAUDITED)

                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year.....................  $       219.6        $       239.7
Exchange of Series D convertible preferred stock............................          (54.6)               (20.1)
                                                                              -----------------    -----------------
Series D convertible preferred stock, end of period.........................          165.0                219.6
                                                                              -----------------    -----------------

Stock employee compensation trust, beginning of year........................         (219.6)              (239.7)
Exchange of Series D convertible preferred stock in the employee
  compensation trust........................................................           54.6                 20.1
                                                                              -----------------    -----------------
Stock employee compensation trust, end of period............................         (165.0)              (219.6)
                                                                              -----------------    -----------------

Common stock, at par value, beginning of year...............................            4.6                  4.5
Shares cancelled in connection with merger of AXA Merger Corp...............            (.5)                 -
Treasury stock retired, at par value........................................            (.2)                 -
                                                                              -----------------    -----------------
Common stock, at par value, end of period...................................            3.9                  4.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,753.8              3,739.1
Decrease related to the merger of AXA Merger Corp...........................       (2,999.5)                 -
Decrease from retirement of treasury stock..................................         (629.4)                 -
Other changes in additional capital in excess of par value..................         (115.1)               134.6
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,009.8              3,873.7
                                                                              -----------------    -----------------

Treasury stock, beginning of year...........................................         (629.6)              (490.8)
Purchase of shares for treasury.............................................            -                 (138.3)
Retirement of treasury stock................................................          629.6                  -
                                                                              -----------------    -----------------
Treasury stock, end of period...............................................            -                 (629.1)
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        5,380.6              3,008.6
Net earnings................................................................          324.1                483.3
Dividends on common stock...................................................            -                  (32.5)
Decrease in retained earnings in connection with merger of
  AXA Merger Corp...........................................................           (3.5)                 -
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        5,701.2              3,459.4
                                                                              -----------------    -----------------

Accumulated other comprehensive loss, beginning of year.....................           (2.3)              (422.5)
Other comprehensive income..................................................          418.3                101.4
                                                                              -----------------    -----------------
Accumulated other comprehensive income (loss), end of period................          416.0               (321.1)
                                                                              -----------------    -----------------

Total Shareholders' Equity, End of Period...................................  $     7,130.9        $     6,387.4
                                                                              =================    =================


            See Notes to Unaudited Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                                   (UNAUDITED)

                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)

Net earnings................................................................  $       324.1        $       483.3
  Adjustments to reconcile net earnings to net cash used by
    operating activities:
    Interest credited to policyholders' account balances....................          744.1                791.0
    Universal life and investment-type product policy fee income............       (1,012.0)            (1,048.0)
    Net change in broker-dealer customer related receivables/payables.......          (36.9)               170.7
    Investment losses, net..................................................          147.4                267.0
    Change in deferred policy acquisition costs.............................         (319.2)              (287.3)
    Change in future policy benefits........................................          (34.0)              (854.5)
    Change in property and equipment........................................         (202.0)              (207.9)
    Change in Federal income tax payable....................................       (1,401.6)               387.3
    Decrease in segregated cash and securities, net.........................          212.9                  -
    Other, net..............................................................          501.6               (904.6)
                                                                              -----------------    -----------------

Net cash used by operating activities.......................................       (1,075.6)            (1,203.0)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,757.8              2,020.9
  Sales.....................................................................        6,072.5              6,365.2
  Purchases.................................................................       (7,827.9)            (6,232.8)
  Decrease (increase) in short-term investments.............................         (350.4)             1,757.1
  Other, net................................................................          (75.9)               (50.9)
                                                                              -----------------    -----------------

Net cash (used) provided by investing activities............................         (423.9)               345.3
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        2,118.2              1,989.9
    Withdrawals and transfers to Separate Accounts..........................       (1,809.3)            (3,122.0)
  Net (decrease) increase in short-term financings..........................         (299.5)             1,527.1
  Additions to long-term debt...............................................          398.4                476.3
  Purchase of treasury stock................................................            -                 (138.3)
  Other, net................................................................         (288.5)              (101.3)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................          119.3                631.7
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................       (1,380.2)              (226.0)
Cash and cash equivalents, beginning of year................................        2,479.5                863.7
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,099.3        $       637.7
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $       126.5        $       125.1
                                                                              =================    =================
  Income Taxes Paid.........................................................  $     1,577.3        $       313.5
                                                                              =================    =================


            See Notes to Unaudited Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

     The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. These statements should be read in conjunction with the consolidated financial statements of AXA Financial for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The terms "third quarter 2001" and "third quarter 2000" refer to the three months ended September 30, 2001 and 2000, respectively. The terms "first nine months of 2001" and "first nine months of 2000" refer to the nine months ended September 30, 2001 and 2000, respectively.

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

2)   CAPITAL STOCK

     In September 2001, the SECT released 10,920 shares of Series D Preferred Stock, having an approximate value of $203.5 million. The value of the Series D Preferred Stock was remitted to Equitable Life to fund designated benefit plans. Equitable Life reimbursed the Holding Company for the value of the Series D Preferred Stock. This transaction had no impact on consolidated shareholders' equity. At September 30, 2001, the Series D Preferred Stock remaining in the SECT had a fair value of $621.4 million.

     In August 2000, the SECT released 4,020 shares of Series D Preferred Stock which were converted into 1.6 million shares of Common Stock. The Holding Company purchased all of these shares in connection with its treasury stock repurchase program and as a result there was no impact on consolidated shareholders' equity.

3)   ACCOUNTING CHANGES

     On January 1, 2001, AXA Financial adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by AXA Financial at January 1, 2001 included interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuities contracts and certain reinsurance contracts. Based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provisions of SFAS No. 133, AXA Financial recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free standing derivative instruments at January 1, 2001.

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

4)   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using only the purchase method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment. Other intangible assets will continue to be amortized over their useful lives. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. SFAS No. 144 retains many of the fundamental recognition and measurement provisions previously required by SFAS No. 121 except for the removal of goodwill from its scope and inclusion of specific guidance on cash flow recoverability testing and the criteria that must be met to classify a long-lived asset as held-for-sale. SFAS Nos. 142 and 144 are effective beginning in first quarter 2002. AXA Financial's management is assessing the impact of adoption.

5)   INVESTMENTS

     Investment valuation allowances and changes thereto are shown below:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      2001                2000
                                                                                 ---------------     ---------------
                                                                                           (In Millions)

      Balances, beginning of year............................................... $      126.2        $     177.9
      Additions charged to income...............................................         31.1               45.9
      Deductions for writedowns and asset dispositions..........................        (36.7)             (92.9)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      120.6        $     130.9
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       44.7        $      38.4
        Equity real estate......................................................         75.9               92.5
                                                                                 ---------------     ---------------
      Total..................................................................... $      120.6        $     130.9
                                                                                 ===============     ===============

     For the third quarters and first nine months of 2001 and of 2000, investment income is shown net of investment expenses of $54.3 million, $47.1 million, $170.8 million and $165.3 million, respectively.

     As of September 30, 2001 and December 31, 2000, fixed maturities classified as available for sale had amortized costs of $22,921.8 million and $20,667.2 million and fixed maturities in the held to maturity portfolio had estimated fair values of $266.9 million at December 31, 2000. Other equity investments included trading securities having carrying values of $45.5 million and $1,563.3 million and costs of $48.4 million and $1,607.1 million at September 30, 2001 and December 31, 2000, respectively, and other equity securities with carrying values of $36.5 million and $32.7 million and costs of $41.1 million and $36.5 million as of September 30, 2001 and December 31, 2000, respectively.

     In the third quarters and first nine months of 2001 and of 2000, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $(1.4) million, $(2.0) million, $25.1 million and $3.0 million were included in net investment income in the consolidated statements of earnings.

     For the first nine months of 2001 and 2000, proceeds received on sales of fixed maturities classified as available for sale amounted to $4,308.3 million and $6,087.0 million, respectively. Gross gains of $131.8 million and $71.7 million and gross losses of $82.4 million and $155.1 million were realized on these sales for the first nine months of 2001 and of 2000, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $778.0 million during the first nine months of 2001, resulting in a balance of $827.9 million at September 30, 2001.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                               September 30,         December 31,
                                                                                   2001                  2000
                                                                             ------------------    -----------------
                                                                                         (In Millions)

      Impaired mortgage loans with provision for losses....................   $      140.1          $     170.9
      Impaired mortgage loans without provision for losses.................           41.9                  5.8
                                                                             ------------------    -----------------
      Recorded investment in impaired mortgage loans.......................          182.0                176.7
      Provision for losses.................................................          (44.7)               (45.7)
                                                                             ------------------    -----------------
      Net Impaired Mortgage Loans..........................................   $      137.3          $     131.0
                                                                             ==================    =================

     During the first nine months of 2001 and of 2000, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $156.1 million and $171.6 million. Interest income recognized on these impaired mortgage loans totaled $5.4 million and $9.8 million for the first nine months of 2001 and 2000, respectively.

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

     Summarized financial information for the Closed Block is as follows:

                                                                               September 30,         December 31,
                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits and other policyholders' account balances....... $     8,977.1        $     9,026.4
      Other liabilities......................................................         140.1                 33.8
                                                                              -----------------    -----------------
      Total Closed Block liabilities.........................................       9,117.2              9,060.2
                                                                              -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Available for sale, at fair value (amortized cost
        of $4,533.1 and $4,373.5)............................................       4,763.2              4,408.0
      Mortgage loans on real estate..........................................       1,524.0              1,581.8
      Policy loans...........................................................       1,522.4              1,557.7
      Cash and other invested assets.........................................         199.8                174.7
      Other assets...........................................................         205.2                237.1
                                                                              -----------------    -----------------
       Total assets designated to the Closed Block...........................       8,214.6              7,959.3
                                                                              -----------------    -----------------


      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................         902.6              1,100.9
      Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred Federal
             income tax of $80.6 and $12.2...................................         149.6                 22.7
                                                                              -----------------    -----------------


      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities.............................................. $     1,052.2        $     1,123.6
                                                                              =================    =================

     Closed Block revenues and expenses were as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2000              2001              2000
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
      REVENUES:
      Premiums and other income...............  $      135.2     $      139.2      $      426.7      $     442.6
      Investment income (net of investment
         expenses of $.1, $.9, $2.6
         and $7.6)............................         146.5            147.3             437.2            436.9
      Investment losses, net..................           (.6)            (4.0)            (13.2)            (5.0)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         281.1            282.5             850.7            874.5
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         238.1            239.6             724.9            751.4
      Other operating costs and expenses......           4.4              4.9              14.0             14.1
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         242.5            244.5             738.9            765.5
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before Federal income
         taxes................................          38.6             38.0             111.8            109.0
      Federal income taxes....................         (13.8)           (13.9)            (40.4)           (39.7)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       24.8     $       24.1      $       71.4      $      69.3
                                                ===============  ================  ===============   ===============


7)   OTHER DISCONTINUED OPERATIONS

     Summarized financial information for Other Discontinued Operations follows:

                                                                               September 30,        December 31,
                                                                                    2001                2000
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Mortgage loans on real estate..........................................  $      190.2       $       330.9
      Equity real estate.....................................................         303.3               350.9
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost $455.2 and $321.5)...................................         480.0               336.5
      Other equity investments...............................................          29.0                43.1
      Other invested assets..................................................           2.0                 1.9
                                                                              -----------------  -------------------
           Total investments.................................................       1,004.5             1,063.3
      Cash and cash equivalents..............................................          75.8                84.3
      Other assets...........................................................         165.1               148.8
                                                                              -----------------  -------------------
      Total Assets...........................................................  $    1,245.4       $     1,296.4
                                                                              =================  ===================

      Policyholders liabilities..............................................  $      939.3       $       966.8
      Allowance for future losses............................................         169.6               159.8
      Other liabilities......................................................         136.5               169.8
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $    1,245.4       $     1,296.4
                                                                              =================  ===================

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     2001              2000             2001              2000
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $5.8, $8.7, $18.3
        and $28.4)............................. $       21.5      $      33.4      $       73.3      $       85.7
      Investment gains (losses), net...........          2.7             (1.9)             14.7                .1
      Policy fees, premiums and
        other income...........................           .3              -                  .2                .2
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         24.5             31.5              88.2              86.0

      Benefits and other deductions............         24.3             27.1              76.1              81.6
      Earnings credited to allowance for
        future losses..........................           .2              4.4              12.1               4.4
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax (loss) earnings from
        (strengthening) releasing the allowance
        for future losses......................          (.9)             -                11.8              (9.8)
      Federal income tax benefit (expense).....           .4              -                (4.1)              3.4
                                                ---------------   ---------------  ---------------   ---------------
      (Loss) Income from Other Discontinued
        Operations............................. $        (.5)     $       -        $        7.7      $       (6.4)
                                                ===============   ===============  ===============   ===============

     AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of other discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of September 30, 2001 and 2000 resulted in management's decision to release the allowance by $11.8 million and strengthen the allowance by $9.8 million for the nine months ended September 30, 2001 and 2000, respectively. This resulted in after-tax earnings of $7.7 million for the first nine months of 2001 and after-tax losses of $6.4 million for the first nine months of 2000.

     Management believes the allowance for future losses at September 30, 2001 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

     Investment valuation allowances amounted to $4.1 million and $2.9 million on mortgage loans and $11.2 million and $11.4 million on equity real estate at September 30, 2001 and December 31, 2000, respectively.

8)   FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

9)   STOCK APPRECIATION RIGHTS

     Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $85.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger transaction. AXA Financial recorded a reduction in the SARs liability of $40.7 million for the third quarter of 2001 and $80.0 million for the first nine months of 2001, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the respective periods ended September 30, 2001.

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

     Discrimination Case

     In connection with the tentative settlement agreement reached by the parties in November 2000, the case has been dismissed in the United States District Court for the Northern District of Alabama, Southern Division and has been refiled in the United States District Court for the Northern District of Georgia, Atlanta Division. The final settlement requires notice to be given to class members and is subject to court approval. Preliminary approval was granted in October 2001. A hearing has been scheduled for January 2002, at which time objections, if any, will be considered and ruled upon.

     Agent Health Benefits Case

     In May 2001, plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. Equitable Life answered the complaint in June 2001. In September 2001, Equitable Life filed a motion for summary judgment on all of plaintiffs' claims, and plaintiffs filed a motion for partial summary judgment on all claims except their claim for breach of fiduciary duty. Oral argument on plaintiffs' appeal to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to the plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims was heard in November 2001.

     Alliance Reorganization Case

     In April 2001, the court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the partnership agreement of Alliance Holding was not validly amended was one of the claims dismissed. In October 2001, an amended and restated memorandum of understanding was executed, setting forth the terms of a settlement in principle. The settlement is subject to a number of conditions, including preparation of definitive documentation and approval, after a hearing, by the Delaware Court of Chancery.

     Prime Property Fund Case

     This action was settled in June 2001 and the plaintiff's claims were dismissed with prejudice.

     AXA's Purchase of Holding Company Minority Interest

     In the consolidated Delaware cases challenging the adequacy of AXA's offer to purchase the outstanding shares of AXA Financial Common Stock it did not already own, counsel for the parties have signed the Stipulation of Settlement. In November 2001, the Stipulation of Settlement and a motion seeking approval of the settlement were filed with the Delaware Court of Chancery.

     Disposal of DLJ

     In October 2001, the court granted defendants' motion, dismissing all claims, and entered judgment for the defendants in the putative class action lawsuit filed in the United States District Court, Southern District of New York.

     In April 2001, a putative class action was filed in Delaware Chancery Court on behalf of the holders of CSFBdirect tracking stock. Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. This action, along with the actions previously reported, have been consolidated. In May 2001, the Delaware Chancery Court ordered that this new complaint be the operative complaint in the consolidated actions. A memorandum of understanding outlining the terms of a proposed settlement was executed in July 2001.

     Retirement Plan Case

     A putative class action was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." The complaint challenges the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs allege that the change to the cash balance formula violates ERISA by reducing the rate of accruals based on age, failing to comply with ERISA's notice requirements and improperly applying the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violates ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. Defendants answered the complaint in October 2001.

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

     Alliance Investment Company Act Case

     In April  2001,  an amended  class  action  complaint  was filed in Federal
     District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. ("AFD"), a wholly owned subsidiary of Alliance, and other defendants alleging violations of the Federal Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund and Alliance Disciplined Value Fund. The amended complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, of the outcome of this action on its consolidated results of operations or financial condition.

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

                                                        Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                 ---------------------------------  ----------------------------------
                                                      2001              2000             2001              2000
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (In Millions)
       Segment revenues:
       Financial Advisory/Insurance............  $    1,131.2      $   1,391.7      $    3,690.6      $   4,133.4
       Investment Management...................         726.3            632.2           2,235.0          1,752.2
       Consolidation/elimination...............         (21.9)           (30.0)            (69.6)           (93.0)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    1,835.6      $   1,993.9      $    5,856.0      $   5,792.6
                                                 ===============   ===============  ===============   ================

       Segment earnings from continuing
        operations before Federal income taxes
        and minority interest:
       Financial Advisory/Insurance............  $       30.3      $     227.6      $      342.3      $     583.2
       Investment Management...................         121.6            149.4             373.5            455.0
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
        Operations before Federal Income
        Taxes and Minority Interest............  $      151.9      $     377.0      $      715.8      $   1,038.2
                                                 ===============   ===============  ===============   ================

                                                                                   September 30,      December 31,
                                                                                       2001               2000
                                                                                  ----------------  ------------------
                                                                                             (In Millions)
       Assets:
       Financial Advisory/Insurance............................................    $    81,300.2     $      91,685.0
       Investment Management...................................................         15,115.8            17,672.3
       Consolidation/elimination...............................................            (34.3)              (96.5)
                                                                                  ----------------  ------------------
       Total Assets............................................................    $    96,381.7     $     109,260.8
                                                                                  ================  ==================

12)  RELATED PARTY TRANSACTIONS

     In September 2001, Equitable Life loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

13)  COMPREHENSIVE INCOME

     The components of comprehensive income for the third quarters of 2001 and 2000 and the first nine months of 2001 and 2000 are as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     2001              2000             2001              2000
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)

      Net earnings (loss)...................... $       51.4      $    (106.4)     $      324.1      $      483.3
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains,
        net of reclassification adjustment.....        337.0            146.9             418.3             101.4
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive income...............        337.0            146.9             418.3             101.4
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income..................... $      388.4      $      40.5      $      742.4      $      584.7
                                                ===============   ===============  ===============   ===============

14)  PURCHASE OF INTERESTS IN AFFILIATES

     During second quarter 2000, Alliance sold approximately 32.6 million newly issued Alliance Units to the Holding Company for $1.60 billion. Alliance used the cash proceeds primarily to fund the cash portion of the consideration of its fourth quarter acquisition of the assets and liabilities of Sanford C. Bernstein. At September 30, 2001 and 2000, respectively, AXA Financial's consolidated economic interest in Alliance was approximately 52.3% and 63.2%.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The management narrative for AXA Financial that follows should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes to Unaudited Consolidated Financial Statements included elsewhere herein, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Earnings from continuing operations before Federal income taxes and minority interest were $715.8 million for the first nine months of 2001, a decrease of $322.4 million from the year earlier period. Net earnings for AXA Financial totaled $324.1 million for the first nine months of 2001, down $159.2 million from $483.3 million for the 2000 period. Net earnings for the 2001 period included a $(3.5) million cumulative effect adjustment related to the January 1, 2001 adoption of SFAS No. 133 while the 2000 period included a $407.0 million tax provision related to the planned disposition of the discontinued Investment Banking and Brokerage segment which more than offset the $376.2 million of net earnings from this segment.

Revenues. Total revenues increased $63.4 million as higher commissions, fees and other income and lower investment losses in the 2001 period more than offset decreases in net investment income and premiums.

Premiums declined $151.2 million principally related to lower individual DI premiums due to the indemnity reinsurance agreement entered into in July 2000.

Net investment income decreased $384.4 million primarily attributable to other equity securities and fixed maturity investments in the Financial Advisory/Insurance segment in the first nine months of 2001. The fixed maturity impact was primarily attributable to a declining interest rate environment and a smaller asset balance in the General Account, while the decrease in income from equity securities reflected equity market declines.

Investment losses, net totaled $147.4 million in the 2001 period compared to $267.0 million in the first nine months of 2000. The investment losses in both periods were primarily related to fixed maturities.

The 27.1% growth in commissions, fees and other income was principally due to a $348.3 million increase in investment advisory and service fees and to $199.2 million in institutional research service fees related to Bernstein activities (purchased in fourth quarter 2000), partially offset by $57.1 million lower distribution revenues at Alliance. The increase in investment advisory and service fees was primarily due to higher average assets under management, higher performance fees and transaction charges principally due to the Bernstein acquisition, partially offset by a decline in the retail sector's advisory fees as a result of lower average assets under management in this sector and a shift to lower fee cash management products. The lower distribution revenues at Alliance reflected lower average daily mutual funds outstanding due to market depreciation.

Benefits and Other Deductions. Total benefits and other deductions increased $385.8 million primarily due to the inclusion of Bernstein in the 2001 results.

Policyholders' benefits decreased $189.3 million due primarily to the decline in DI benefits that were reinsured in July 2000 and the reserve impact of lower premiums in the first nine months of 2001, partially offset by less favorable mortality including provisions for expected policyholders' benefits associated with the September 11, 2001 terrorist attacks. Interest credited to policyholders' account balances decreased $46.9 million primarily due to lower General Account Investment Asset balances and to lower crediting rates.

The $429.7 million increase in compensation and benefits was primarily due to the Bernstein acquisition and to severance benefits for certain former AXA Financial senior officers and employees associated with cost reduction programs, partially offset by the $80.0 million credit recognized in the 2001 period resulting from the reduction of the SARs liability. The $52.0 million reduction of commissions was due to lower sales of insurance and mutual fund products principally in the Financial Advisory/Insurance segment in 2001. Higher distribution plan payments and amortization of deferred sales commissions resulted from Alliance sales of sponsored mutual funds and cash management services' products, including ongoing sales of back-end load mutual funds. The increases of $142.3 million in amortization of goodwill and intangibles and $33.3 million in rent expense were primarily attributable to the Bernstein acquisition.

Interest expense increased $17.6 million to $172.9 million principally due to additional borrowings at the Holding Company level, including the $480.0 million 7.75% Senior Notes issued in July 2000.

Other operating costs and expenses grew $45.3 million primarily due to higher general and administrative expenses at Alliance, principally related to the Bernstein acquisition, as well as in the Financial Advisory/Insurance segment.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2001 decreased from prior year levels by $1.24 billion to $6.51 billion primarily due to lower sales of individual annuities. Management believes the $1.16 billion decline in individual annuity sales in the first nine months of 2001 was primarily due to the weak equity market and comparisons to a strong performance in the first half of 2000.

Surrenders and Withdrawals. When totals for the first nine months of 2001 are compared to the comparable 2000 period, surrenders and withdrawals were down, from $4.27 billion to $3.58 billion. The annualized annuities surrender rate declined to 8.7% in the 2001 period from 9.7% in the same period in 2000, while the individual life surrender rates showed a modest improvement to 3.8% from 3.9%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             Assets Under Management
                                  (In Millions)

                                                                                             September 30,
                                                                                     -------------------------------
                                                                                         2001            2000
                                                                                     -------------- ----------------

Third party (1)..............................................................       $   367,696      $   324,070
Separate Accounts............................................................            42,666           55,779
General Account and other (1)................................................            36,916           37,502
                                                                                    --------------- ----------------
Total Assets Under Management................................................       $   447,278      $   417,351
                                                                                    =============== ================

(1)  September 30, 2000 amounts exclude DLJ related assets.

Third party assets under management at September 30, 2001 increased $43.63 billion primarily due to the Bernstein acquisition, which added $85.8 billion at October 2, 2000, and net asset inflows, offset by the effects the general downturn in the equity markets had on the overall portfolio values. The decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance assets under management at September 30, 2001 totaled $421.40 billion, as compared to $388.39 billion at September 30, 2000. Non-US clients accounted for 14.1% of the September 30, 2001 total.


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

In April 2001, Equitable Life paid a $1.50 billion shareholder dividend.

In June 2001, Equitable Life renewed its 364-day credit facility, reducing its credit line from $350.0 million to $250.0 million. At September 30, 2001, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. At September 30, 2001, Alliance had $173.0 million of short-term debt outstanding, principally under its commercial paper and ECN programs. In August 2001, Alliance issued $400.0 million 5.625% notes due 2006 under its July 11, 2001 shelf registration statement. The net proceeds were used to reduce commercial paper and credit facilities borrowings and other general partnership purposes.


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

Financial Advisory/Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategic initiatives; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation" contained in the 2000 Form 10-K. The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amount which can be deferred as DAC, successful implementation of expense-reduction initiatives, secular trends, AXA Financial's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, and the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions used in determining those reserves. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. The ability of AXA Financial to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values.

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

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements contained in the 2000 Form 10-K for pronouncements issued but not effective at December 31, 2000, as well as Notes 3 and 4 of Notes to Unaudited Consolidated Financial Statements included elsewhere herein.

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

In Malhotra, in September 2001, the court issued a decision granting defendants' motion to dismiss and denying plaintiffs' motion to remand, and judgment was entered in favor of the defendants. In October 2001, plaintiffs filed a motion under Rule 60(b) of the Federal Rules of Civil Procedure seeking leave to reopen the case for the purpose of filing an amended complaint. In addition, plaintiffs filed a new complaint in the United States District Court for the Eastern
District of New York, alleging a similar class and similar facts. The new complaint, however, asserts causes of action for violations of the Federal securities laws in addition to the state law causes of action asserted in the previous complaint.

In Wood, in April 2001, EVLICO filed a notice of removal to the United States District Court for the Southern District of California. Plaintiff filed an amended complaint in June 2001 and, in August 2001, plaintiff voluntarily dismissed the action without prejudice.

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

In Brown, in connection with the tentative settlement agreement reached by the parties in November 2000, the case has been dismissed in the United States District Court for the Northern District of Alabama, Southern Division and has been refiled in the United States District Court for the Northern District of Georgia, Atlanta Division. The final settlement requires notice to be given to class members and is subject to court approval. Preliminary approval was granted in October 2001. A hearing has been scheduled for January 2002, at which time objections, if any, will be considered and ruled upon.

In Fischel, in May 2001, plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. Equitable Life answered the complaint in June 2001. In September 2001 Equitable Life filed a motion for summary judgment on all of plaintiffs' claims, and plaintiffs filed a motion for partial summary judgment on all claims except their claim for breach of fiduciary duty. Oral argument on plaintiffs' appeal to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims was heard in November 2001.

A putative class action entitled Stefanie Hirt, et al. v. The Equitable Retirement Plan for Employees, Managers and Agents, et al. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." The complaint challenges the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs allege that the change to the cash balance formula violates ERISA by reducing the rate of accruals based on age, failing to comply with ERISA's notice requirements and improperly applying the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violates ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. Defendants answered the complaint in October 2001.

In R.S.M., in April 2001, the court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the partnership agreement of Alliance Holding was not validly amended was one of the claims dismissed. In October 2001, an amended and restated memorandum of understanding was executed, setting forth the terms of a settlement in principle. The settlement is subject to a number of conditions, including preparation of definitive documentation and approval, after a hearing, by the Delaware Court of Chancery.

BT-I was settled in June 2001 and the plaintiff's claims were dismissed with prejudice.

In In re AXA Financial, Inc. Shareholders Litigation, the consolidated Delaware cases challenging the adequacy of AXA's offer to purchase the outstanding shares of AXA Financial Common Stock it did not already own, counsel for the parties have signed the Stipulation of Settlement. In November 2001, the Stipulation of Settlement and a motion seeking approval of the settlement were filed with the Delaware Court of Chancery.

In Siamac Sedighim, in October 2001, the court granted defendants' motion, dismissing all claims, and entered judgment for the defendants.

In April 2001, a putative class action entitled David Uhrik v. Credit Suisse First Boston (USA), Inc., et al. was filed in Delaware Chancery Court on behalf of the holders of CSFBdirect tracking stock. Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. The Uhrik action, along with the actions captioned Irvin Woods, et al. v. Joe L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; Andrew Loguercio v. Joe L. Roby, et al.; and Robert Holschen v. Joe. L. Roby, et al., are among the actions that have been consolidated under the caption In re CSFB Direct Tracking Stock Shareholders Litigation. In May 2001, the Delaware Chancery Court ordered that the Uhrik complaint be the operative complaint in the consolidated actions. A memorandum of understanding outlining the terms of a proposed settlement was executed in July 2001.

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

In April 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. ("AFD"), a wholly owned subsidiary of Alliance, and other defendants alleging violations of the Federal Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund and Alliance Disciplined Value Fund. The amended complaint alleges principally that
(i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, of the outcome of this action on its consolidated results of operations or financial condition.

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

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

               10.17 Restated Employment Agreement dated as of July 5, 2001 between the Holding Company, Equitable Life and
                      Stanley B. Tulin.

                (b) Reports on Form 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 9, 2001          AXA FINANCIAL, INC.


                                   By:  /S/Stanley B. Tulin
                                        ----------------------------------------
                                        Name:    Stanley B. Tulin
                                        Title:   Vice Chairman of the Board and
                                                 Chief Financial Officer


Date:    November 9, 2001               /S/Alvin H. Fenichel
                                        ----------------------------------------
                                        Name:    Alvin H. Fenichel
                                        Title:   Senior Vice President and
                                                 Controller