Form 10-K
period 2001-12-31
AXA FINANCIAL INC
filed 2002-03-29
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
        Title of each class                       which registered
-------------------------------------  ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

No  voting  or  non-voting   common   equity  of  the   registrant  is  held  by
non-affiliates of the registrant as of March 28, 2002.

As of March 28, 2002, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

                                    TABLE OF CONTENTS



Part I                                                               Page

Item 1.       Business.............................................. 1-1
              Overview.............................................. 1-1
              Recent Events......................................... 1-1
              Segment Information................................... 1-2
              Discontinued Operations............................... 1-5
              General Account Investment Portfolio.................. 1-5
              Employees and Financial Professionals................. 1-6
              Competition........................................... 1-6
              Regulation............................................ 1-7
              Parent Company........................................ 1-8

Item 2.       Properties............................................ 2-1
Item 3.       Legal Proceedings..................................... 3-1
Item 4.       Submission of Matters to a Vote of Security Holders*.. 4-1

Part II

Item 5        Market for Registrant's Common Equity and Related
                Stockholder Matters................................. 5-1
Item 6.       Selected Financial Data*.............................. 6-1
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                ("Management Narrative")............................ 7-1
Item 7A.      Quantitative and Qualitative Disclosures About
                Market Risk......................................... 7A-1
Item 8.       Financial Statements and Supplementary Data........... FS-1
Item 9.       Changes In and Disagreements With Accountants On
                Accounting and Financial Disclosure................. 9-1


Part III

Item 10.      Directors and Executive Officers of the Registrant*... 10-1
Item 11.      Executive Compensation*............................... 11-1
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management*..................................... 12-1
Item 13.      Certain Relationships and Related Transactions*....... 13-1

Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K......................................... 14-1

Signatures    ...................................................... S-1
Index to
Exhibits      ...................................................... E-1


*Omitted pursuant to General Instruction I to Form 10-K

Part I, Item 1.

BUSINESS 1

Overview

AXA Financial is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. It is one of the world's largest asset managers, with total assets under management of approximately $480.99 billion at December 31, 2001. AXA Financial conducts operations in two business segments. The financial advisory and insurance business conducted by AXA Advisors, AXA Network, AXA Distributors and Equitable Life and their subsidiaries is reported in the Financial Advisory/Insurance segment. The investment management business conducted by Alliance Capital Management L.P., a Delaware limited partnership, and its subsidiaries ("Alliance"), is reported in the Investment Management segment. For additional information on AXA Financial's business segments, see "Results Of Continuing Operations By Segment" included in the management narrative ("Management Narrative") provided in lieu of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 of Notes to Consolidated Financial Statements. AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's sole shareholder. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

Recent Events

In 2001, AXA's management announced, in view of the decline in financial markets and challenging overall economic environment, the implementation of a global cost reduction program aimed at reducing administrative expenses by 10% groupwide. In the United States in 2001 and early 2002, AXA Financial reduced staff levels and other overhead costs and reorganized its field operations from 18 regions to six divisions. These measures are designed to reduce costs and achieve greater efficiencies.

AXA Financial's losses for insurance claims arising in connection with the September 11, 2001 terrorist attacks are approximately $14.2 million after reinsurance coverages and taxes. These terrorist attacks and the responsive actions have significantly adversely affected general economic, market and political conditions. For additional information, see "General Account Investment Portfolio".

In November 2000, AXA and AXA Merger Corp., a wholly owned subsidiary of AXA, commenced a joint exchange offer for all outstanding publicly held shares of common stock of the Holding Company. As a result, as of December 31, 2000, AXA and its subsidiaries owned approximately 92.4% of the issued and outstanding Holding Company shares. AXA and its subsidiaries acquired the remaining issued and outstanding Holding Company shares as of January 2, 2001, resulting in the Holding Company becoming a wholly owned subsidiary of AXA.

On November 3, 2000, AXA Financial sold its 63.0% interest in Donaldson, Lufkin & Jenrette, Inc. ("DLJ") to Credit Suisse Group ("CSG") for $2.29 billion in cash and $4.86 billion (or 25.2 million shares) in CSG common stock. By January 26, 2001, AXA Financial had disposed of all of the CSG common stock acquired in the transaction. For additional information about the DLJ sale, see "Management Narrative -- General" and Notes 1, 5 and 8 of Notes to the Consolidated Financial Statements.

1 As used in this Form 10-K, the term "AXA Financial" refers to AXA Financial, Inc., a Delaware corporation (the "Holding Company") and its consolidated subsidiaries. The term "Holding Company Group" refers collectively to the Holding Company and to its non-operating subsidiaries. The term "Financial Advisory/Insurance Group" refers collectively to The Equitable Life Assurance Society of the United States ("Equitable Life"), a New York stock life insurance corporation, to Equitable Life's wholly owned subsidiaries, The Equitable of Colorado, Inc. ("EOC") and AXA Distributors, LLC and its subsidiaries, successor to Equitable Distributors, Inc. (collectively, "AXA Distributors"), to AXA Advisors, LLC, a Delaware limited liability company ("AXA Advisors"), and to AXA Network, LLC, a Delaware limited liability company and its subsidiaries (collectively "AXA Network"). The term "Insurance Group" refers collectively to Equitable Life and certain of its affiliates engaged in insurance-related businesses. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life and EOC and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the separate account investment assets of Equitable Life excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-Up Annuity line of business ("Other Discontinued Operations").

                                      1-1

In October 2000, Alliance acquired the business and assets and assumed the liabilities of Sanford C. Bernstein, Inc. ("Bernstein") for an aggregate value of $3.50 billion ($1.48 billion in cash and 40.8 million newly issued units representing assignments of beneficial ownership of limited partnership interests of Alliance ("Alliance Units"). AXA Financial's consolidated economic interest in Alliance is approximately 52.3% after giving effect to consummation of the Bernstein acquisition. For additional information about the Bernstein acquisition, see "Management Narrative -- General" and Note 1 of Notes to Consolidated Financial Statements.

Segment Information

Financial Advisory/Insurance

The Financial Advisory/Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products and asset management services to individuals, small groups, small and medium-size businesses, state and local governments and not-for-profit organizations, as well as financial planning services to individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. The Financial Advisory/Insurance segment accounted for approximately $4.91 billion (or 62.8% of total revenues, after intersegment eliminations) for the year ended December 31, 2001. This segment includes Separate Accounts for individual and group insurance and annuity products. Financial Advisory/Insurance segment products are marketed on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by AXA Advisors, a broker-dealer, and AXA Network, an insurance general agency, through a retail sales force of approximately 7,000 financial professionals. In addition, AXA Distributors, a broker-dealer subsidiary of Equitable Life, distributes Equitable Life products on a wholesale basis through major securities firms, other broker-dealers and banks. Association plans are marketed directly to clients by the Insurance Group. As of December 31, 2001, the Insurance Group had more than three million policy and contractholders. Equitable Life, which was established in the State of New York in 1859, is among the largest life insurance companies in the United States. For additional information on this segment, see "Management Narrative - Results Of Continuing Operations By Segment - Financial Advisory/Insurance", Note 20 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

Products and Services. The Financial Advisory/Insurance Group offers a portfolio of insurance, annuity and investment products and services, including financial planning services, an asset management account and money management products, designed to meet a broad range of its customers' needs throughout their financial life-cycles. The focus on financial planning is intended to add significant value to client service and provides a foundation for building long-term relationships with customers by identifying a customer's financial goals in light of his or her unique situation. Insurance products, among other products, include individual variable and interest-sensitive life insurance policies and variable annuity contracts, which in 2001 accounted for 20.2% and 61.2%, respectively of total sales of life insurance and annuity products. Variable life insurance products include Incentive Life sm, Equitable Life's flagship life insurance product, as well as a second-to-die policy and a product for the corporate owned life insurance ("COLI") market. The Insurance Group is among the country's leading issuers of variable life insurance and variable annuity products.

Equitable Life also offers traditional whole life insurance, universal life insurance and term life insurance policies.

Variable annuity products include Equi-Vest(R) and Accumulator sm, which are individual variable deferred annuities, and the Momentum sm series of group annuities for the employer retirement plan market. Individual variable deferred annuities may be purchased on either a single or flexible premium basis; group annuities generally have recurring premium from the retirement plans they fund. Most individual variable annuity products offer one or more enhanced features, such as an extra-credit to the initial account value, a dollar cost averaging account that pays an above-market rate of interest while new money is being transferred into investment portfolios, an enhanced death benefit (Protection Plus(R)) and Equitable Life's minimum guaranteed income benefit. In addition, in January 2001, Equitable Life introduced Accumulator Advisor sm, a variable annuity designed specifically for use in fee-based securities brokerage accounts.

Equitable Life also offers individual single premium deferred annuities including Guaranteed Growth Annuity, introduced in September 2001, which credit an initial and subsequent annually declared interest rates, and payout annuity products which include traditional immediate annuities, variable immediate annuities, which provide lifetime periodic payments that fluctuate with the performance of underlying investment portfolios, and the Income Manager sm, which provides guaranteed lifetime payments with cash values during an initial period.

                                      1-2

The continued growth of third-party assets under management remains a strategic objective of AXA Financial, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward). Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $21.99 billion to $39.66 billion at December 31, 2001, including approximately $37.58 billion invested through EQ Advisors Trust ("EQAT"), a mutual fund offering variable life and annuity contractholders investment portfolios advised by Alliance and by unaffiliated investment advisors. At December 31, 2001, EQAT had 40 investment portfolios, 16 of which were managed by Alliance, representing 75.2% of the assets in EQAT, and 24 of which were managed by unaffiliated investment advisors. Equitable Life serves as Investment Manager of EQAT.

In January 2002, Equitable Life launched the AXA Premier Funds, a family of multi-manager, sub-advised retail mutual funds which provide investors with diversified investment strategies based on their individual needs and risk tolerance. The AXA Premier Funds feature ten mutual funds, including eight equity funds, one bond fund and one money market fund. Eighteen money management firms serve as sub-advisers to the AXA Premier Funds, including Alliance, AXA Investment Managers, AXA Rosenberg and Bernstein Investment Research, a unit of Alliance. In addition, commencing on January 14, 2002, these investment fund options are also offered within the Equitable Life variable annuity product array through AXA Premier VIP Trust, a new trust established for this purpose.

In addition to products issued by the Insurance Group, financial professionals through AXA Network have access to products and services from unaffiliated insurers and from other financial services firms, including life, health and long-term care insurance products, annuity products and mutual funds and other investment products and services.

Markets. The Financial Advisory/Insurance Group's targeted customers include affluent and emerging affluent individuals who are seeking financial planning advice, such as professionals and owners of small businesses, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable life insurance is targeted particularly at executive benefit plans, the estate planning market and the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income life protection markets. Target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and not-for-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans covering 25 to 3,000 employees) and the IRA retirement planning market. The Income Manager sm series of annuity products includes products designed to address the growing market of those at or near retirement who need to convert retirement savings into retirement income. Mutual funds and other investment products are intended for new and existing financial planning, annuity and brokerage clients to add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

Distribution. Retail distribution of products and services is accomplished by approximately 7,000 financial professionals of AXA Advisors and/or AXA Network, approximately 3,200 of whom are fully credentialed to offer a broad array of insurance and investment products and who account for the substantial majority of our production. Field operations are organized into six divisions across the United States. Wholesale distribution of products is undertaken through AXA Distributors, which at year end 2001 had 560 selling agreements, including arrangements with five major wirehouse firms, 85 banks or similar financial institutions, and 470 broker-dealers and financial planners. Three major securities firms were responsible for approximately 13.9%, 9.7% and 6.2% respectively of AXA Distributors' 2001 premiums and deposits. In 2001, AXA Distributors was responsible for approximately 23.4% of product sales. In 2001, AXA Distributors launched the Online Wholesaler sm, providing online access to resources and tools to enable its financial advisors to better serve the needs of their customers.

Reinsurance. The Insurance Group now cedes 90% of mortality risk on substantially all new variable life, universal life and term life policies, and generally limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. New policies are automatically reinsured, subject to limits that range from $25.0 million to $50.0 million per policy, depending upon the product. For amounts applied for in excess of those limits, facultative reinsurance is sought. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. Therefore, the Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 3.3% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also cedes a percentage of its exposure on certain  variable
annuity  products.  For  additional   information,   see  Note  2  of  Notes  to
Consolidated Financial Statements.

                                      1-3

The Insurance Group acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is limited to $5.0 million on single-life policies and on second-to-die policies.

In July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written disability income business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services ("Centre Life"). The transfer of risk to Centre Life was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period. For additional information about this indemnity reinsurance contract and the Insurance Group's reinsurance agreements in general, see Note 13 of Notes to Consolidated Financial Statements.

Investment Management

General. The Investment Management segment is comprised of the operations of Alliance, which provides diversified investment management and related services to the Insurance Group and globally to a broad range of other clients, including
(a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds, and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of Alliance's mutual fund marketing department and "managed account" products and (d) institutional investors by means of in-depth research, portfolio strategy trading and brokerage-related services. Alliance and its subsidiaries provide investment management, distribution and shareholder and administrative services to the mutual funds described in this paragraph. The acquisition of Bernstein, a leading value investment manager, complements Alliance's growth investment orientation, adds significantly to the base of high net worth clients and provides Alliance with institutional research capabilities. The Investment Management segment in 2001 accounted for approximately $3.0 billion (or 38.4%) of total revenues, after intersegment eliminations. As of December 31, 2001, Alliance had approximately $455.4 billion in assets under management including approximately $258.6 billion from institutional investors, $40.2 billion for private clients and approximately $156.6 billion from retail mutual fund accounts. As of December 31, 2001, assets of AXA and the Insurance Group, including investments in EQAT, represented approximately 18.4% of Alliance's total assets under management, and approximately 6.4% of Alliance's total revenues.

Interest in Alliance. At December 31, 2001, the Holding Company, Equitable Life and certain subsidiaries had combined holdings equaling an approximate 52.3% economic interest in Alliance's operations, including the general partnership interest held indirectly by Equitable Life as the sole shareholder of the general partner of Alliance Capital Management Holding L.P. ("Alliance Holding") and Alliance. Alliance Holding is subject to an annual 3.5% Federal tax on its proportionate share of the gross business income of Alliance. Alliance, as a private partnership, is not subject to this 3.5% tax. Alliance Holding and Alliance are generally not subject to state and local income taxes, with the exception of the New York City unincorporated business tax of 4%.

For additional information about Alliance, including its results of operations, see "Regulation" and "Management Narrative - Results Of Continuing Operations By Segment - Investment Management" and Alliance's Annual Report on Form 10-K for the year ended December 31, 2001.

Assets Under Management and Fees. AXA Financial continues to pursue its strategy of increasing third-party assets under management. The Investment Management segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group. Of the $480.99 billion of assets under management at December 31, 2001, $392.59 billion (or 81.6%) were managed for third parties, including $345.64 billion from unaffiliated third parties and $46.95 billion for the Separate Accounts, and $36.15 billion were managed principally for the General Account and invested assets of subsidiaries. Of the $2.02 billion of fees for assets under management received for the year ended December 31, 2001, $1.99 billion were received from third parties, including $1.90 billion from unaffiliated third parties and $87.56 million in respect of Separate Accounts, and $36.28 million in respect of the General Account. For additional information on assets under management, see "Management Narrative - Results Of Continuing Operations By Segment - Assets Under Management".

                                      1-4

Discontinued Operations

In November 2000, AXA Financial sold its interest in DLJ. DLJ's operations comprised the Investment Banking and Brokerage segment and are now reflected in the consolidated financial statements as discontinued operations. Other Discontinued Operations includes primarily Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 2001, $932.9 million of contractholder liabilities were outstanding. For additional information about discontinued operations, see Note 8 of Notes to Consolidated Financial Statements.

General Account Investment Portfolio

General. The General Account consists of a diversified portfolio of investments. The General Account liabilities can be divided into two primary types, participating and non-participating. For participating products, the investment results of the underlying assets determine, to a large extent, the return to the policyholder, and the Insurance Group's profits are earned from investment management, mortality and other charges. For non-participating or interest-sensitive products, the Insurance Group's profits are earned from a positive spread between the investment return and the crediting or reserve interest rate.

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

The following table summarizes General Account Investment Assets by asset category at December 31, 2001.

                        General Account Investment Assets
                               Net Amortized Cost (1)
                              (Dollars in Millions)

                                                  Amount            % of Total
                                            ------------------   ------------------
Fixed maturities (2)...................     $      23,506.4              68.9%
Mortgages..............................             4,375.8              12.8
Equity real estate.....................               877.8               2.6
Other equity investments...............               843.8               2.5
Policy loans...........................             4,099.9              12.0
Cash and short-term investments(3).....               418.7               1.2
                                            ------------------   ------------------
Total..................................     $      34,122.4             100.0%
                                            ==================   ==================

(1) Net Amortized Cost is the cost of the General Account Investment Assets (adjusted for permanent impairment, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) Excludes unrealized gains of $478.4 million on fixed maturities classified as available for sale. Fixed maturities includes approximately $1.89 billion net amortized cost of below investment grade securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Certain investments contained in the General Account's investment portfolio include securities issued by companies in industries that could be adversely affected by future terrorist acts and any responsive actions. These industries could include commercial airlines, hotels and property and casualty insurers and reinsurers. As of December 31, 2001, directly held investments in fixed income or equities involving companies in the above-mentioned industries represented approximately 2.0% of the General Account investment portfolio.

                                      1-5

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

Employees and Financial Professionals

As of December 31, 2001, AXA Financial had approximately 9,400 employees. Of these, approximately 4,880 were employed by the Financial Advisory/Insurance
Group and approximately 4,540 were employed by Alliance. In addition, the Financial Advisory/Insurance Group had a sales force of approximately 7,000 financial professionals, including approximately 370 field force managers.

Competition

Financial Advisory/Insurance. There is strong competition among companies seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group. The market for financial planning products and services has become increasingly competitive because of increased activity by insurance companies, brokerage houses and independent financial planners. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. In addition, there is competition with banks and other financial institutions for sales of insurance, annuity and other investment products and services and with mutual funds, investment advisers and other financial entities for the investment of savings dollars. The principal competitive factors affecting the Financial Advisory/Insurance Group's business are price, financial and claims-paying ratings, size, strength, professionalism and objectivity of the sales force, range of product lines, product quality, reputation, visibility and name recognition in the marketplace, quality of service and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

Ratings are an important factor in establishing the competitive position of insurance companies. As of March 28, 2002, the financial strength or claims-paying rating of Equitable Life was AA from Standard & Poor's Corporation (3rd highest of 22 ratings; with outlook revised to negative), Aa3 from Moody's Investors Service (4th highest of 21 ratings), A+ from A.M. Best Company, Inc. (2nd highest of 15 ratings), and AA from Fitch Investors Service, L.P. (3rd highest of 24 ratings). As of March 28, 2002, AXA Financial's long-term debt rating was A+ from Standard & Poor's Corporation (5th highest of 22 ratings; with outlook revised to negative), A2 from Moody's Investors Services (6th highest of 21 ratings) and A+ from Fitch Investors Service, L.P. (5th highest of 24 ratings).

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

Management from time to time continues to explore selective acquisition opportunities in AXA Financial's insurance and investment management businesses.

                                      1-6

Regulation

State Supervision. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). EOC is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by Equitable Life. Each of Equitable Life and EOC is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of Equitable Life's and EOC's operations and accounts, and make occasional requests for particular information from the Insurance Group. In January 1998 the Florida Attorney General and the Florida Department of Insurance issued subpoenas to Equitable Life, and in December 1999 the Florida Attorney General issued an additional subpoena to Equitable Life, in each case requesting, among other things, documents relating to various sales practices. Equitable Life has responded to the subpoenas. A number of states have enacted legislation requiring insurers who sold policies in Europe prior to and during the Second World War to file information concerning those policies with state authorities. Although Equitable Life intends to comply with these laws with respect to its own activities, the ability of AXA and its European affiliates to comply may be impacted by various factors including the availability of relevant information after the passage of more than 50 years and privacy laws in effect in various European countries, which could result in state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including Equitable Life, even though Equitable Life does not control AXA.

Holding Company and Shareholder Dividend Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice or approval by the NYID. Equitable Life has agreed with the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) the Holding Company (and certain affiliates, including AXA). In 2001 Equitable Life paid an aggregate of $1.7 billion in shareholder dividends, and expects to pay additional dividends in 2002.

Statutory Surplus and Capital. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

Federal Initiatives. Although the Federal government generally does not directly regulate the insurance business, many Federal laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal initiatives which may significantly affect the Insurance Group, including employee benefits regulation and removal of barriers preventing banks from engaging in the insurance and mutual fund businesses. In June 2001, tax legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. These provisions could have an adverse impact on sales of life insurance in connection with estate planning. Other provisions of the legislation increased amounts which may be contributed to tax qualified retirement plans and could have a positive impact on funding levels of tax qualified retirement products. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.

Securities Laws. The Holding Company, certain of its subsidiaries, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and makes occasional requests for particular information from the Insurance Group. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). AXA Advisors, AXA Distributors, Alliance Fund Distributors, Inc., Sanford C. Bernstein & Co., LLC and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. ("NASD").
                                      1-7

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

Privacy of Customer Information. Federal law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection, disclosure and protection of customer information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

Parent Company

AXA, the sole shareholder of the Holding Company, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA operates primarily in Western Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to the Holding Company or any of its subsidiaries.

Voting Trust. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment dated January 22, 1997, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of the Holding Company's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over the Holding Company or Equitable Life). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person which is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The Voting Trust has an initial term ending in 2002 and is subject to extension with the prior approval of the Superintendent. Management expects the term of the Voting Trust to be extended.





                                      1-8

Part I, Item 2.

                                   PROPERTIES

Financial Advisory/Insurance

Equitable Life leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as the Holding Company's and Equitable Life's headquarters. Additionally, Equitable Life leases an aggregate of approximately 113,000 square feet of office space at two other locations in New York, NY. Equitable Life also has the following significant leases: 218,000 square feet in Secaucus, NJ under a lease that expires in 2011 for its Annuity Operations use; 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use by its National Operations Center; 113,000 square feet in Alpharetta, GA, under a lease that expires in 2006 for its Distribution Organizations' training and support use; and 67,800 square feet in Leonia, NJ, under a lease that expires in 2009 for its Information Technology processing use. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses sales and distribution operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Note 18 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

Investment Management

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. Alliance currently occupies approximately 566,011 square feet of space at this location. Alliance also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY, and approximately 187,203 square feet of space at 767 Fifth Avenue, New York, NY, under leases expiring in 2016, and 2002 and 2005, respectively. Alliance also occupies approximately 4,594 square feet of space at 709 Westchester Avenue, White Plains, NY, 45,242 square feet of space at 925 Westchester Avenue, White Plains, NY, 4,341 square feet of space at One North Broadway, White Plains, NY, and 127,136 square feet of space at One North Lexington, White Plains, NY, under leases expiring in 2008, 2008, 2008 and 2013, respectively. Alliance and two of its subsidiaries occupy approximately 134,261 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

Alliance also leases space in 11 cities in the United States and its subsidiaries and affiliates lease space in London, England, Tokyo, Japan and 25 other cities outside the United States.

                                      2-1

                                LEGAL PROCEEDINGS


The matters set forth in Note 17 of Notes to the Holding Company's Consolidated Financial Statements for the year ended December 31, 2001 (Item 8 of this report) are incorporated herein by reference, with the following additional information.

In McEachern, in February 2002, the court denied the plaintiff's motion to remand and granted defendants' motion to dismiss, but permitted plaintiff until April 1, 2002 to file an amended complaint in Federal Court.

In Malholtra, plaintiffs have amended their complaint in response to defendants' motion to dismiss.

In the Mississippi Actions, four additional lawsuits were filed by seven additional plaintiffs. In March 2002, the Circuit Court of Sunflower County, in one of the previously filed lawsuits, granted Equitable Life's motion, joined by the agent defendant, to dismiss that action with prejudice. Plaintiffs, in that case, have filed a notice to appeal.

In American National Bank, after the District Court denied defendants' motion to assert certain defenses and counterclaims, Equitable Life commenced an action, in December 2001, entitled The Equitable Life Assurance Society of the United States v. American National Bank and Trust Company of Chicago, as trustee f/b/o Emerald Investments LP and Emerald Investments LP, in the United States District Court for the Northern District of Illinois. The complaint arises out of the same facts and circumstances as described in American National Bank. Equitable Life's complaint alleges common law fraud and equitable rescission in connection with certain annuities issued by Equitable Life. Equitable Life seeks unspecified money damages, rescission, punitive damages and attorneys' fees. In March 2002, defendants filed an answer to Equitable Life's complaint and asserted counterclaims. Defendants' counterclaims allege common law fraud, violations of the Federal and Illinois Securities Acts and violations of the Illinois and New York Consumer Fraud Acts. Defendants seek unspecified money damages, punitive damages and attorneys' fees.

In Uhrik, the stipulation of settlement has been filed with the Delaware Court of Chancery.

In Miller, the court issued an order granting defendants' joint motion to dismiss the complaint, but permitted plaintiffs until April 1, 2002 to file an amended complaint comporting with its order.

In March 2002, the Federal District Court in the Middle District of Florida, Tampa Division granted defendants' motion to transfer the Roy Complaint to the Federal District Court in the District of New Jersey. Also in March 2002, a complaint entitled Gissen v. Alliance Capital Management LP and Alliance Premier Growth Fund ("Gissen Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint.




                                      3-1

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             Omitted pursuant to General Instruction I to Form 10-K.

                                       4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


Prior to the close of business on January 2, 2001, the Holding Company's Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol AXF. Following January 2, 2001, all of the Holding Company's Common Stock is owned by AXA and certain of its affiliates.

The dividends declared and the high and low reported closing sales prices on the NYSE with respect to the Holding Company's Common Stock for each quarterly period for the last fiscal year in which the Holding Company's Common Stock was listed on the NYSE were as follows:

                                                Common Stock Data

                                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
     Price Range and Dividends               2000                2000                2000                2000
-------------------------------------  -----------------  -------------------   ----------------   -----------------
High.................................  $      37.50       $      43.56          $     52.50        $     56.81
Low..................................  $      26.13       $      30.31          $     35.00        $     49.69
Dividends Declared...................  $        .025      $        .025         $       .025       $       .025

In 2001, the Holding Company paid shareholder dividends of $1.7 billion. For information on the Holding Company's present and future ability to pay dividends, see "Liquidity and Capital Resources" of Management Narrative (Item 7 of this report).


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

GENERAL

Certain non-recurring events have impacted AXA Financial's results of operations. In fourth quarter 2000 and January 2001, AXA and AXA Merger acquired the approximately 40% minority interest share of the Holding Company's Common Stock. As a result of this purchase, AXA Financial's management amended the terms of substantially all of the outstanding Holding Company stock options. Approximately $751.4 million of expenses, principally related to modifications to and accelerated vesting of Holding Company stock options that resulted from the AXA minority interest buyout, are included in pre-tax earnings from continuing operations for 2000. In January 2001, AXA Merger was merged into the Holding Company, resulting in AXA Financial becoming a wholly owned subsidiary of AXA. See Notes 1 and 2 of Notes to Consolidated Financial Statements for further information.

Also in 2000, AXA Financial sold its interest in DLJ for cash and CSG stock totaling $7.15 billion. See Notes 1 and 8 of Notes to Consolidated Financial Statements for further information. In 2001 and 2000, respectively, $27.1 million of realized income and $159.9 million of realized and unrealized losses on the CSG shares were included in net investment income. The remaining CSG shares were sold in first quarter 2001.

In October 2000, Alliance purchased Bernstein. The cash portion of the consideration came from the Holding Company's purchase of new Alliance Units earlier in that year. For further information on the Bernstein acquisition, see
Note 1 of Notes to Consolidated Financial Statements. The amortization of goodwill and intangible assets, substantially related to the acquisition of Bernstein, totaled $206.1 million and $79.2 million in 2001 and 2000, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

Total revenues increased $665.4 million in 2001 due to increases in both the Financial Advisory/Insurance and Investment Management segments. Lower investment losses in the Financial Advisory/Insurance segment and the inclusion of Bernstein related revenues in the Investment Management segment's results for the full year in 2001 were partially offset by lower net investment income and the decline in policy fees and premiums experienced in 2001 in the Financial Advisory/Insurance segment.

When the above mentioned $751.4 million of minority interest buyout related expenses in 2000 are excluded, total benefits and other deductions increased $423.0 million in 2001 as compared to 2000. Higher compensation and benefits in both segments, higher amortization of intangible assets and increased rent expense principally related to the Bernstein acquisition in the Investment Management segment were partially offset by lower operating costs in the Financial Advisory/Insurance segment principally due to lower consulting expenses.

Earnings from continuing operations before Federal income taxes and minority interest were $894.2 million for 2001, an increase of $993.8 billion from the $99.6 million loss reported in the prior year. The increase was principally attributed to lower net losses on high yield maturities in 2001 and to the one-time $751.4 million charge related to AXA's minority interest acquisition in 2000.

Federal income tax expense totaled $219.6 million in 2001 as compared to the $42.5 million tax benefit reported in 2000, as the results of continuing operations returned to a positive level in 2001. The 2001 expense included a $28.2 million release of tax audit reserves as compared to a $17.9 million increase in reserves in 2000. Minority interest in net income of consolidated subsidiaries increased $10.0 million as a result of the full year impact of the decrease in AXA Financial's ownership interest in Alliance that resulted from the issuance of new Alliance Units to third parties in fourth quarter 2000 in conjunction with the Bernstein acquisition.

Net earnings were $424.8 million for 2001 compared to $2.42 billion for 2000. The higher net earnings in 2000 were principally due to the $2.32 billion gain related to the sale of AXA Financial's interest in DLJ and to net earnings of the Investment Banking and Brokerage segment of $376.2 million through the date of sale.

                                      7-1

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Financial Advisory/Insurance.

              Financial Advisory/Insurance - Results of Operations
                                  (In Millions)


                                                                                         2001              2000
                                                                                   ----------------- ------------------

Universal life and investment-type product policy fee income...................... $    1,342.3      $    1,413.3
Premiums..........................................................................      1,019.9           1,175.0
Net investment income.............................................................      2,349.8           2,585.3
Investment (losses) gains, net....................................................       (204.6)           (833.6)
Commissions, fees and other income................................................        405.0             414.0
                                                                                   ----------------- ------------------
     Total revenues...............................................................      4,912.4           4,754.0
                                                                                   ----------------- ------------------

Policyholders' benefits...........................................................      1,886.9           2,060.3
Interest credited to policyholders' account balances..............................        981.7           1,048.5
Compensation and benefits.........................................................        784.5             582.8
Commissions.......................................................................        477.8             533.2
Deferred policy acquisition costs, net............................................       (458.5)           (469.1)
All other operating costs and expenses............................................        838.5           1,640.7
                                                                                   ----------------- ------------------
       Total benefits and
        other deductions..........................................................      4,510.9           5,396.4
                                                                                   ----------------- ------------------

Earnings (Loss) from Continuing Operations before Federal Income Taxes............ $      401.5      $     (642.4)
                                                                                   ================= ==================

2001 Compared to 2000 - The Financial Advisory/Insurance segment generated pre-tax earnings from continuing operations of $401.5 million in 2001, compared to $(642.4) million in losses in the prior year period. The 2000 pre-tax losses included $746.3 million of expenses related to AXA's minority interest purchase and $147.3 million of investment losses on CSG shares received as part of the proceeds from the sale of DLJ.

Segment revenues increased $158.4 million (3.3%) over the prior year period as $629.0 million in lower investment losses were partially offset by declines in the other revenue lines. Premiums decreased $155.1 million in 2001 principally related to lower DI premiums due to the indemnity reinsurance agreement entered into in July 2000. Policy fee income decreased $71.0 million principally due to lower Separate Account balances resulting from market depreciation. Net investment income declined $235.5 million principally due to lower earnings on equity interests, lower yields on fixed maturities and the impact of a smaller average asset base. Net investment (loss) income from other equity investments totaled $(66.0) million in 2001 as compared to $33.7 million in 2000, including the $27.1 million of realized income and the $147.3 million of realized and unrealized losses, respectively, on CSG shares. The negative results on the equity investment portfolio in 2001 reflected lower values and were principally due to weak equity markets, tight credit conditions and a reduction in new stock offerings. Investment losses, net decreased by $629.0 million in 2001 principally as a result of lower losses associated with high yield securities. These losses in 2001 included $287.5 million of writedowns primarily of high yield fixed maturities and $72.4 million of net realized gains on fixed maturities sold from the General Account portfolio compared to $635.5 million of writedowns primarily on high yield securities and $159.2 million of net realized losses in 2000. In addition, there were lower investment losses of $6.6 million and $10.4 million on mortgage loans and other equity investments, respectively, and $33.0 million higher gains on equity real estate in 2001 as compared to the corresponding portfolios results in 2000. Commissions, fees and other income declined $9.0 million in 2001 as compared to 2000 principally due to lower gross investment management fees received from EQ Advisors Trust due to a smaller asset base and lower mutual fund and investment product sales.

                                      7-2

Total benefits and other deductions in 2001 decreased $885.5 million from 2000 principally due to the minority interest buyout expenses mentioned above. When this amount is excluded, the decrease totaled $139.2 million as the $201.7 million higher compensation and benefits costs were more than offset by a $173.4 million decrease in policyholders' benefits and a $66.8 million decrease in interest credited. The increase in compensation and benefits was primarily due to severance benefits for certain former AXA Financial senior officers and employees associated with cost reduction programs, partially offset by the $74.0 million credit recognized in 2001 resulting from the reduction of the SARs liability. Lower first year commissions resulting from lower sales were substantially offset by lower DAC capitalization. The decrease in policyholders' benefits was due primarily to the decline in DI benefits that were reinsured in July 2000 and the reserve impact of lower premiums in 2001, partially offset by less favorable mortality including provisions for expected policyholders' benefits associated with the September 11, 2001 terrorist attacks. Interest credited to policyholders' account balances decreased due to lower crediting rates.

First year premiums and deposits for life and annuity products in 2001 decreased from prior year levels by $1.09 billion to $4.82 billion primarily due to $1.04 billion lower sales of individual annuities. Management believes the decline in variable annuity sales that began in the second half of 2000 and continued in 2001 was primarily due to the impact of weaker equity markets and the downturn in the U.S. economy. Fourth quarter 2001 annuity deposits totaled $1.34 billion, an increase of 7.8% from the comparable prior year's quarter, and included $410.1 million in sales of a new single premium deferred annuity product launched at the end of September 2001. Renewal premiums and deposits decreased by $156.6 million to $4.39 billion in 2001 due to declines in DI attributable to the reinsurance agreement entered into in 2000. Mutual fund sales decreased $323.3 million to $3.25 billion in 2001.

Policy and contract surrenders and withdrawals decreased $795.0 million to $4.87 billion during 2001 compared to 2000. The annuities' surrender rate decreased from 9.6% in 2000 to 9.1% in 2001. The trends in surrenders and withdrawals continue to fall within the range of expected experience.

Investment Management. The table below presents the operating results of the Investment Management segment, consisting principally of Alliance's operations.







                                      7-3

                  Investment Management - Results of Operations
                                  (In Millions)

                                                                                 2001             2000
                                                                            ---------------  ----------------
Revenues:
  Investment advisory and services fees(1)..............................    $    2,023.8     $    1,689.9
  Distribution revenues.................................................           544.6            621.6
  Institutional research services revenues..............................           265.8             56.3
  Shareholder servicing fees............................................            96.3             85.6
  Other revenues, net (1)...............................................            69.8             70.2
                                                                            ---------------  ----------------
      Total revenues....................................................         3,000.3          2,523.6
                                                                            ---------------  ----------------

Expenses:
  Employee compensation and benefits....................................           927.8            651.9
  Distribution plan payments............................................           488.0            476.0
  Amortization of deferred sales commissions............................           230.8            219.7
  All other promotion and servicing expenses............................           174.6            148.7
  Amortization of goodwill and intangibles..............................           206.1             79.2
  All other operating expenses..........................................           480.3            405.3
                                                                            ---------------  ----------------
      Total expenses....................................................         2,507.6          1,980.8
                                                                            ---------------  ----------------

Earnings from Continuing Operations before
  Federal Income Taxes and Minority Interest............................    $      492.7     $      542.8
                                                                            ===============  ================

(1) Includes fees earned by Alliance totaling $38.9 million and $39.6 million in 2001 and 2000, respectively, for services provided to the Insurance Group.

2001 Compared to 2000 - Investment Management's results of operations for 2001 were $492.7 million, a decrease of $50.1 million from the prior year. Revenues totaled $3.00 billion in 2001, an increase of $476.7 million from 2000, principally due to $333.9 million higher investment advisory and services fees and $209.5 million higher institutional research service fees, partially offset by a $77.0 million decrease in distribution revenues. Investment advisory and services fees include brokerage transaction charges for SCB. The increase in investment advisory and services fees primarily resulted from increases in average assets under management primarily as a result of the Bernstein acquisition which caused the results of Bernstein to be included in 2001 and in fourth quarter 2000 and an increase in performance fees of $6.9 million to $79.4 million in 2001. These higher performance fees were principally the result of certain hedge funds investing in value stocks during 2001. The decrease in distribution revenues was principally due to lower average mutual fund assets under management attributed to market depreciation. Institutional research services revenues were $265.8 million for 2001 and $56.3 million for fourth quarter 2000 as a result of the Bernstein acquisition. Other revenues, net for 2000 included $29.8 million of interest earned on the proceeds from the Holding Company's purchase of Alliance Units in June 2000.

The segment's total expenses were $2.51 billion in 2001, $527.2 million higher than in 2000. The resolution of a class action lawsuit in 2000 resulted in the recognition of a one-time, non-cash gain of $23.9 million, which reduced all other operating expenses for the 2000 period. When this one-time gain is excluded, Investment Management's total expenses increased $503.3 million in 2001 primarily due to increases of $275.9 million in employee compensation and benefits, $126.9 million in higher amortization of goodwill and intangibles and a $49.0 million increase in mutual fund promotional expenditures. These promotion and servicing increases were primarily due to higher floor brokerage expenses in connection with the Bernstein acquisition and higher amortization of deferred sales commissions. The increase in employee compensation and benefits was due to higher base compensation and commissions reflecting increased headcounts, principally in connection with the Bernstein acquisition, along with salary increases and higher incentive compensation resulting from higher performance fees and the full year impact of a new deferred compensation plan adopted in connection with the Bernstein acquisition. The increase in amortization of goodwill and intangibles reflects the full year impact of the amortization related to the Bernstein acquisition in fourth quarter 2000.

                                      7-4

Assets Under Management

A breakdown of assets under management follows:

                             Assets Under Management
                                  (In Millions)

                                                                                         December 31,
                                                                             --------------------------------------
                                                                                   2001                2000
                                                                             ------------------  ------------------
Third party (1)..........................................................     $    397,894        $    393,633
General Account and other(2).............................................           36,153              37,740
Separate Accounts........................................................           46,947              51,706
                                                                             ------------------  ------------------
  Total Assets Under Management..........................................     $    480,994        $    483,079
                                                                             ==================  ==================

(1) Includes $4.98 billion and $4.91 billion of assets managed on behalf of AXA affiliates at December 31, 2001 and 2000, respectively. Also included in 2001 are $7.5 billion in assets related to a new Australian joint venture between Alliance and an AXA affiliate. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.
(2) Includes invested assets of AXA Financial not managed by Alliance, principally cash and short-term investments and policy loans, totaling approximately $7.11 billion and $9.02 billion at December 31, 2001 and 2000, respectively, as well as mortgages and equity real estate totaling $5.66 billion and $6.41 billion December 31, 2001 and 2000, respectively.

The decrease in Separate Account assets under management resulted from market depreciation which more than offset net new deposits.

Alliance's assets under management grew to $455.40 billion in 2001 from $453.68 billion in 2000 primarily as a result of net asset inflows and the new Australian joint venture relationship, offset by market depreciation.

Other Discontinued Operations. Earnings from Other Discontinued Operations of $43.9 million in 2001 as compared to $58.6 million in 2000 reflect primarily the impact of favorable investment results, both realized during 2001 and projected for future years, on Other Discontinued Operations' allowance for future losses.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

In January 2001, upon the merger of AXA Merger Corp. into the Holding Company, the 53.4 million shares of Holding Company Common Stock held by AXA Merger Corp. were exchanged for 100% of AXA's shares of AXA Merger common stock and 20.7 million shares of treasury stock were retired. In addition, the $3.0 billion loan to AXA Merger made by the Holding Company in December 2000 was extinguished. The loan proceeds had been used to fund a portion of the AXA minority interest buyout in December 2000. In first quarter 2001, the Holding Company borrowed $1.10 billion from AXA under a renewable financing agreement and used the proceeds to partially fund second quarter 2001 tax payments related to the gain on the sale of DLJ. The borrowings were repaid in April 2001 with dividend proceeds of $1.50 billion received from Equitable Life. In June 2001, the Holding Company cancelled its $1.00 billion revolving credit facility. In December 2001, the Holding Company paid a cash dividend of $200.0 million with $200.0 million of dividends received from Equitable Life.

Sources of Liquidity. The Holding Company's cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits and providing funding to certain non-Insurance Group subsidiaries to meet their capital requirements. Pre-tax debt service totaled $132.4 million in 2001, while general and administrative expenses were $70.6 million which included $27.9 million related to amortization of goodwill and intangible assets resulting from the Bernstein acquisition and a one time charge of $10.9 million of severance costs related to the AXA minority interest buyout. In January 2001, AXA Merger Corp.'s debt to the Holding Company was extinguished at the date of merger. Since the Holding Company's December 1999 assumption of primary liability from Equitable Life for all current and future obligations of certain of its benefit plans, the Holding Company paid $55.8 million and $63.2 million in benefits, all of which was reimbursed by subsidiaries of the Holding Company in 2001 and 2000, respectively. In 2001, the Holding Company paid Federal income taxes totaling $1.85 billion on the gain on the sale of DLJ (including $858.2 million related to Equitable Life's portion of the proceeds) as well as approximately $197.4 million of cash payments related to the exercise of Holding Company Common Stock options.

                                      7-5

At December 31, 2001, the Holding Company held cash and short-term investments and U.S. Treasury securities of approximately $93.7 million and investment grade publicly traded bonds totaling $8.1 million. Other primary sources of liquidity for the Holding Company include (i) dividends from Equitable Life, (ii) distributions from Alliance, (iii) dividends, distributions or sales proceeds from less liquid investment assets and (iv) borrowings from AXA. Cash distributions from Alliance totaled $102.4 million and $32.5 million in 2001 and 2000, respectively. The Holding Company held common stock and less liquid investment assets having an aggregate carrying value of approximately $78.5 million at December 31, 2001. Management believes the primary sources of liquidity described above are sufficient to meet the Holding Company's cash requirements for several years.

Equitable Life

The principal sources of Equitable Life's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities, sales of other General Account Investment Assets and dividends and distributions from subsidiaries.

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

Sources of Liquidity. Equitable Life's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2001, this asset pool included an aggregate of $485.2 million in highly liquid short-term investments, as compared to $2.14 billion at December 31, 2000. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet Equitable Life's liquidity needs.

In fourth quarter 2000, Equitable Life received cash proceeds of $1.05 billion from the sale of its shares in DLJ and a further $557.3 million from sales of a portion of the CSG shares through December 31, 2000. All remaining shares of CSG stock were sold during first quarter 2001. These proceeds funded the $1.5 billion shareholder dividend paid in April 2001.

Other liquidity sources include dividends and distributions from Alliance. In 2001, Equitable Life received cash distributions from Alliance and Alliance Holding of $313.2 million as compared to $341.2 million in 2000.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations, scheduled maturities of fixed maturities and borrowings available under its commercial paper program and bank credit facilities to satisfy Equitable Life's liquidity needs.

Factors Affecting Liquidity. Equitable Life's liquidity needs are affected by fluctuations in mortality and other benefit payments and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Financial Advisory/Insurance," as well as by dividends to its shareholder. In 2001 and 2000, respectively, Equitable Life paid shareholder dividends totaling $1.7 billion and $250.0 million. Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Alliance

Alliance's principal sources of liquidity have been cash flows from operations and the issuance, both publicly and privately, of debt and Alliance Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to unitholders, to fund capital expenditures and for general working capital purposes. In 2001 and 2000, respectively, subsidiaries of Alliance purchased Alliance Holding units totaling $36.2 million and $146.6 million for deferred and other compensation plans. Management believes Alliance's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its capital and general business requirements. For further information, see Alliance's Annual Report on Form 10-K for the year ended December 31, 2001.

                                      7-6

Supplementary Information

AXA Financial is involved in a number of ventures and transactions with AXA and certain of its affiliates. At December 31, 2001, Equitable Life had a $400.0 million, 5.89% loan outstanding with AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. Alliance provides investment management and related services to AXA and AXA Financial and certain of their subsidiaries and affiliates. In 2001, Alliance entered into joint ventures with an Australian affiliate of AXA and recognized management fees of $12.3 million in 2001. The Holding Company, Equitable Life and Alliance, along with other AXA affiliates, participate in certain cost sharing and servicing agreements which include technology and professional development arrangements. Payments by the Holding Company and Equitable Life to AXA totaled approximately $17.5 million in 2001, while Alliance's payments were approximately $0.9 million. See Notes 12 and 20 of Notes to the Consolidated Financial Statements and Alliance's Report on Form 10-K for the year ended December 31, 2001 for information on related party transactions.

A schedule of future payments under certain of AXA Financial's consolidated contractual obligations follows:

                                             Contractual Obligations - December 31, 2001
                                                             (In Millions)
                                                                           Payments Due by Period
                                                      ----------------------------------------------------------------
                                                         Less than                                         Over
                                        Total             1 year        1  - 3 years   4 - 5 years        5 years
                                    ---------------   --------------- --------------- ---------------  ---------------
Contractual obligations:
  Long-term debt................... $   2,761.5       $     304.7     $    376.8      $     800.0      $     1,280.0
  Operating leases.................     1,440.7             114.6          220.2            184.9              921.0
                                    ---------------   --------------- --------------- ---------------  ---------------

     Total Contractual
       Obligations................. $   4,202.2       $     419.3     $    597.0      $     984.9      $     2,201.0
                                    ===============   =============== =============== ===============  ===============

AXA Financial also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments will depend upon such factors as the mortality and persistency of its customer base.

In addition, AXA Financial has obligations under contingent commitments at December 31, 2001, including: Equitable Life and Alliance's respective revolving credit facilities and commercial paper programs; Alliance's $100.0 million ECN program; the Insurance Group's $18.4 million line of credit and its $10.5 million letters of credit relating to reinsurance; and AXA Financial's guarantees or commitments to make contributions of up to $8.5 million to affiliated real estate joint ventures and to provide equity financing to certain limited partnerships of $274.9 million. Information on these contingent commitments can be found in Notes 9 and 16 of Notes to Consolidated Financial Statements.

Further, AXA Financial is exposed to potential risk related to its own ceded reinsurance agreements with other insurers and to insurance guaranty fund laws in all 50 states. Under these laws, insurers doing business in these states can be assessed amounts up to prescribed limits to protect policyholders of companies which become impaired or insolvent. In the aftermath of the September 11, 2001 terrorist attacks, while traditional indicators continue to be used to monitor insurers' financial condition, the ability of otherwise fiscally healthy insurers, or even the insurance industry, to absorb further catastrophic losses of such a nature cannot be predicted.

CRITICAL ACCOUNTING POLICIES

AXA Financial's management narrative is based upon AXA Financial's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. On an on-going basis, AXA Financial evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC, future policy benefits, recognition of Investment Management revenues and related expenses and pension cost. AXA Financial bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

                                      7-7

AXA Financial believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Investments - AXA Financial records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances, including but not limited to the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as AXA Financial's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.


Recognition of Insurance Income and Related Expenses - Profits on traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs. Secular trends and AXA Financial's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC - The level of operating expenses of the Insurance Group that can be deferred is another significant factor in that business's reported profitability in any given period. Additionally, for universal life and investment-type contracts and participating traditional life policies, DAC amortization may be affected by changes in estimated gross profits and margins principally related to investment, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised.

Future Policy Benefits - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, persistency, interest and expenses, and in the case of participating policies, expected annual and terminal dividends. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses. GAAP prohibits the recording of reserves for expected payments resulting from guaranteed minimum death benefit and guaranteed minimum income benefit features of certain variable products. The allowance for future losses for the discontinued Wind-Up Annuities is based upon numerous estimates and subjective judgments regarding the expected performance of the related invested assets and future benefit payments.

Recognition of Investment Management Revenues and Related Expenses - The Investment Management segment's revenues are largely dependent on the total value and composition of assets under management. The most significant factors which could affect segment results include, but are not limited to, the performance of the financial markets and the investment performance of sponsored investment products and separately managed accounts.

Performance fees are recorded as revenue at the end of the specified period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the segment's revenues and earnings.

Capitalized sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds sold without a front-end sales charge are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges received from shareholders of those funds upon redemption of their shares. The recoverability of these commissions is estimated based on management's assessment of these future revenue flows.

Pension Cost - Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those  benefits,  and  investment  results  of assets  dedicated  to fund  those benefits.  Each  cost  component  is based  on the  Company's  best-estimate  of long-term actuarial and/or investment return assumptions. Actual experience different from that assumed generally is recognized prospectively over future periods, however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.


                                      7-8

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

Market Risk. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The Investment Management segment's market risk exposure now includes interest rate fluctuations on its long-term debt issued in 2001. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" contained herein and in Note 15 of Notes to Consolidated Financial Statements.

Financial Advisory/Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation". The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amounts which can be deferred as DAC and software capitalization, successful implementation of expense-reduction initiatives, secular trends, AXA Financial's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions used in determining those reserves; and the effects of recent and any further terrorist attacks and the results of the war on terrorism. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

Investment  Management.  Alliance's  revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Management".

                                      7-9

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

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not effective at December 31, 2001.

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


                                      7-10

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

Investment Management

Alliance's investments are divided into two portfolios: available for sale investments and other investments. Alliance's available for sale portfolio primarily includes equity and fixed income mutual funds and money market investments. The carrying value of money market investments approximates fair value. Although these assets are purchased for long-term investment, the portfolio strategy considers them available for sale due to changes in market interest rates, equity prices and other relevant factors. Other investments include Alliance's hedge fund investments. At December 31, 2001, Alliance's estimates of its interest rate, equity price, derivative and credit quality risks related to its investment portfolios were not material to AXA Financial.

At December 31, 2001, Alliance's fixed rate debt had an aggregate fair value of $402.7 million. The potential fair value would increase to $421.3 million in response to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2001. For further information on Alliance's market risk, see Alliance Holding's and Alliance's Annual Reports on Form 10-K for the year ended December 31, 2001.

Insurance and Holding Company Groups

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

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans which make up 83.5% of the carrying value of General Account Investment Assets at December 31, 2001. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2001 would have on the fair value of fixed maturities and mortgage loans:


                                      7A-1

                                                Interest Rate Risk Exposure
                                                       (In Millions)

                                                     December 31, 2001                       December 31, 2000
                                          ----------------------------------------- ------------------------------------
                                                             Balance After                            Balance After
                                               Fair           +100 Basis               Fair            +100 Basis
                                               Value         Point Change              Value          Point Change
                                          -------------------- -------------------- ---------------- -------------------
  Continuing Operations:
    Fixed maturities:
      Fixed rate........................  $     22,932.6       $    21,813.0        $   20,254.0     $      19,265.3
      Floating rate.....................           738.4               738.4               610.0               610.0
    Mortgage loans......................         4,438.5             4,265.8             4,767.0             4,584.7

  Other Discontinued Operations:
    Fixed maturities:
      Fixed rate........................  $        559.6       $       527.3        $      336.5     $         317.0
    Mortgage loans......................           171.6               167.8               347.7               339.4

  Holding Company Group:
    Fixed maturities:
      Fixed rate........................  $         88.7       $        85.6        $      108.6     $         107.2
      Floating rate.....................             1.7                 1.7                 4.1                 4.1

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

The investment portfolios also have direct holdings of public and private equity securities. In addition, the General Account is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2001 and 2000:

                                               Equity Price Risk Exposure
                                                     (In Millions)

                                                   December 31, 2001                       December 31, 2000
                                        ----------------------------------------- ------------------------------------
                                                               Balance After                        Balance After
                                                Fair            -10% Equity           Fair           -10% Equity
                                                Value          Price Change           Value         Price Change
                                        ------------------ ---------------------- -------------- ---------------------
Insurance Group:
  Continuing operations..............   $        61.4      $       55.3           $   1,596.6    $      1,436.9
  Discontinued Operations............             1.2               1.1                   2.5               2.2
  Excess of Separate Accounts assets
    over Separate Accounts
    liabilities......................            71.7              64.5                  73.8              66.4

Holding Company Group................   $         5.0     $         4.5           $       3.7    $          3.3


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

At years end 2001 and 2000, the aggregate carrying value of policyholders liabilities were $35,411.4 million and $34,844.7 million, respectively, including $12,245.9 million and $11,977.2 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2001 and 2000 were $12,498.8 million and $12,155.7 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $12,636.5 million and $12,485.4 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability  management  is  integrated  into many aspects of the  Insurance
Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is no material solvency risk to Equitable Life with respect to interest rate movements up or down of 100 basis points from year end 2001 levels or with respect to a 10% drop in equity prices from year end 2001 levels.

As more fully described in Notes 2 and 15 of Notes to Consolidated Financial Statements, various derivative financial instruments are used to manage exposure to fluctuations in interest rates, including interest rate caps and floors to hedge crediting rates on interest-sensitive products, and interest rate futures to offset a decline in interest rates between receipt of funds and purchase of appropriate assets. To minimize credit risk exposure associated with its derivative, transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures which take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

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

At years end 2001 and 2000, the net market value exposures of the Insurance Group's derivatives were $6.9 million and $7.5 million, respectively. There were no swaps outstanding at either year end. The table that follows shows the interest rate sensitivity of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                      7A-3

               Insurance Group - Derivative Financial Instruments
                 (In Millions, Except for Weighted Average Term)

                                              Weighted
                                               Average        Balance After                         Balance After
                              Notional          Term           -100 Basis            Fair            +100 Basis
                               Amount          (Years)        Point Change           Value          Point Change
                           ---------------  --------------  -----------------   ---------------- -------------------
December 31, 2001
Options:
  Caps...................  $    6,675.0           1.65      $          2.7      $        7.0     $        17.8
  Other..................          20.4            .24                 (.1)              (.1)              (.1)
                           ---------------                  -----------------   ---------------- -------------------
Total....................  $    6,695.4           1.65      $          2.6      $        6.9     $        17.7
                           ===============  ==============  =================   ================ ===================

December 31, 2000
Options:
  Caps...................  $    6,775.0           2.61      $          1.4    $        7.2        $        24.3
  Floors.................       2,000.0           1.28                 1.6              .3                  -
                           ---------------                  ------------------------------------ -------------------
Total....................  $    8,775.0           2.31      $          3.0    $        7.5        $        24.3
                           ===============  ==============  ==================================== ===================

At the end of 2001 and of 2000, the aggregate fair values of long-term debt issued by Equitable Life and the Holding Company Group were $2.91 billion and $2.46 billion, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2001 and of 2000.

                                           Interest  Rate  Risk  Exposure
                                                     (In Millions)

                                                 December 31, 2001                      December 31, 2000
                                       -------------------------------------- --------------------------------------
                                                            Balance After                           Balance After
                                              Fair           -100 Basis             Fair             -100 Basis
                                              Value         Point Change            Value           Point Change
                                       ----------------- -------------------- ------------------ -------------------
Continuing Operations:
  Fixed rate........................   $     629.6       $      663.4         $       599.7      $      635.4
  Floating rate.....................         248.3              248.3                 248.3             248.3

Other Discontinued Operations:
  Floating rate.....................   $     101.7       $      101.7         $       101.7      $      101.7

Holding Company Group...............   $   1,529.3       $    1,630.4         $     1,514.9      $    1,617.3




                                      7A-4

Part II, Item 8.

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                               AXA FINANCIAL, INC.

Report of Independent Accountants.......................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2001 and 2000...............  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 2001,
    2000 and 1999.......................................................  F-3
  Consolidated Statements of Shareholders' Equity and Comprehensive
    Income, Years Ended December 31, 2001, 2000 and 1999................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 2001,
    2000 and 1999.......................................................  F-5
  Notes to Consolidated Financial Statements............................  F-7

Report of Independent Accountants on Consolidated Financial Statement
    Schedules...........................................................  F-49
Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in
  Related Parties, December 31, 2001....................................  F-50
Schedule II - Balance Sheets (Parent Company),
  December 31, 2001 and 2000............................................  F-51
Schedule II - Statements of Earnings (Parent Company),
  Years Ended December 31, 2001, 2000 and 1999..........................  F-52
Schedule II - Statements of Cash Flows (Parent Company),
  Years Ended December 31, 2001, 2000 and 1999..........................  F-53
Schedule III - Supplementary Insurance Information,
  Years Ended December 31, 2001, 2000 and 1999..........................  F-54
Schedule IV - Reinsurance, Years Ended December 31, 2001,
  2000 and 1999.........................................................  F-57

                        Report of Independent Accountants


To the Board of Directors and Shareholders of AXA Financial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries ("AXA Financial") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AXA Financial's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
New York, New York

February 6, 2002, except as to Note 17, for which the date is February 28, 2002.

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                   2001                 2000
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $     23,355.0       $     20,715.8
    Held to maturity, at amortized cost.....................................             -                  256.7
  Mortgage loans on real estate.............................................         4,333.3              4,712.6
  Equity real estate........................................................           875.7              1,017.8
  Policy loans..............................................................         4,100.7              4,034.6
  Other equity investments..................................................           768.4              2,430.9
  Other invested assets.....................................................           741.4                788.8
                                                                              -----------------    -----------------
      Total investments.....................................................        34,174.5             33,957.2
Cash and cash equivalents...................................................           830.2              2,479.5
Cash and securities segregated, at estimated fair value.....................         1,415.2              1,306.3
Broker-dealer related receivables...........................................         1,950.9              1,900.3
Deferred policy acquisition costs...........................................         5,513.7              5,128.8
Intangible assets, net......................................................         3,928.4              4,066.2
Amounts due from reinsurers.................................................         2,233.7              2,097.9
Loans to affiliates.........................................................           400.0              3,000.0
Other assets................................................................         3,515.2              3,618.7
Separate Accounts assets....................................................        46,947.3             51,705.9
                                                                              -----------------    -----------------

Total Assets................................................................  $    100,909.1       $    109,260.8
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     20,939.1       $     20,445.8
Future policy benefits and other policyholders liabilities..................        13,539.4             13,432.1
Broker-dealer related payables..............................................         1,265.5              1,283.0
Customers related payables..................................................         1,814.5              1,636.9
Short-term and long-term debt...............................................         2,982.1              3,432.3
Federal income taxes payable................................................         1,286.5              2,421.4
Other liabilities...........................................................         3,475.2              3,513.2
Separate Accounts liabilities...............................................        46,875.6             51,632.1
Minority interest in equity of consolidated subsidiaries....................         1,255.2              1,275.8
Minority interest subject to redemption rights..............................           651.4                681.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................        94,084.5             99,753.7
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 13, 16, 17, 18 and 19)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock........................................             -                  219.6
Stock employee compensation trust...........................................             -                 (219.6)
Common stock, at par value..................................................             3.9                  4.6
Capital in excess of par value..............................................         1,016.7              4,753.8
Treasury stock..............................................................             -                 (629.6)
Retained earnings...........................................................         5,601.9              5,380.6
Accumulated other comprehensive income (loss)...............................           202.1                 (2.3)
                                                                              -----------------    -----------------
      Total shareholders' equity............................................         6,824.6              9,507.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholders' Equity..................................  $    100,909.1       $    109,260.8
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                     2001               2000                1999
                                                                -----------------  -----------------   ----------------
                                                                                     (In Millions)
REVENUES
Universal life and investment-type product policy fee
  income......................................................  $    1,342.3       $     1,413.3       $     1,257.5
Premiums......................................................       1,019.9             1,175.0             1,177.1
Net investment income.........................................       2,423.1             2,668.2             2,837.3
Investment losses, net........................................        (207.7)             (829.6)             (213.6)
Commissions, fees and other income............................       3,245.1             2,730.4             2,019.0
                                                                -----------------  -----------------  -----------------
      Total revenues..........................................       7,822.7             7,157.3             7,077.3
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................       1,886.9             2,060.3             2,048.6
Interest credited to policyholders' account balances..........         981.7             1,048.5             1,092.8
Compensation and benefits.....................................       1,705.6             1,232.8             1,021.7
Commissions...................................................         477.8               533.2               543.1
Distribution plan payments....................................         488.0               476.0               346.6
Amortization of deferred sales commissions....................         230.8               219.7               163.9
Interest expense..............................................         235.0               226.7               146.5
Amortization of deferred policy acquisition costs.............         287.9               309.0               380.0
Capitalization of deferred policy acquisition costs...........        (746.4)             (778.1)             (709.8)
Writedown of deferred policy acquisition costs................           -                   -                 131.7
Rent expense..................................................         185.0               146.4               113.9
Amortization of intangible assets, net........................         206.1                79.2                 4.9
Expenses related to AXA's minority interest acquisition.......           -                 751.4                 -
Other operating costs and expenses............................         990.1               951.8               817.4
                                                                -----------------  -----------------   ----------------
      Total benefits and other deductions.....................       6,928.5             7,256.9             6,101.3
                                                                -----------------  -----------------   ----------------

Earnings (loss) from continuing operations before Federal
  income taxes and minority interest..........................         894.2               (99.6)              976.0
Federal income tax (expense) benefit..........................        (219.6)               42.5              (308.7)
Minority interest in net income of consolidated
  subsidiaries................................................        (290.2)             (280.2)             (199.4)
                                                                -----------------  -----------------   ----------------

Earnings (loss) from continuing operations....................         384.4              (337.3)              467.9
Earnings from discontinued operations, net of Federal
  income taxes:
    Investment Banking and Brokerage segment..................           -                 376.2               630.1
    Other.....................................................          43.9                58.6                28.1
Gain on disposal of the discontinued Investment Banking and
    Brokerage segment, net of Federal income taxes............           -               2,317.9                 -
Cumulative effect of accounting change, net of Federal
  income taxes................................................          (3.5)                -                   -
                                                                -----------------  -----------------   ----------------
Net Earnings..................................................  $      424.8       $     2,415.4       $     1,126.1
                                                                =================  =================   ================

                               AXA FINANCIAL, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001                2000               1999
                                                                 -----------------   -----------------  -----------------
                                                                                      (In Millions)
Series D convertible preferred stock, beginning of year.........  $       219.6       $      239.7       $       259.8
Exchange of Series D convertible preferred stock................          (54.6)             (20.1)              (20.1)
Redemption of Series D convertible preferred stock..............         (165.0)               -                   -
                                                                 -----------------   -----------------  -----------------
Series D convertible preferred stock, end of year...............            -                219.6               239.7
                                                                 -----------------   -----------------  -----------------

Stock employee compensation trust, beginning of year............         (219.6)            (239.7)             (259.8)
Exchange of Series D convertible preferred stock in the
  stock employee compensation trust.............................           54.6               20.1                20.1
Redemption of Series D convertible preferred stock in the
  stock employee compensation trust.............................          165.0                -                   -
                                                                 -----------------   -----------------  -----------------
Stock employee compensation trust, end of year..................            -               (219.6)             (239.7)
                                                                 -----------------   -----------------  -----------------

Common stock, at par value, beginning of year...................            4.6                4.5                 2.2
Issuance of common stock........................................            -                   .1                 2.3
Shares cancelled in connection with merger of
  AXA Merger Corp...............................................            (.5)               -                   -
Treasury stock retired, at par value............................            (.2)               -                   -
                                                                 -----------------   -----------------  -----------------
Common stock, at par value, end of year.........................            3.9                4.6                 4.5
                                                                 -----------------   -----------------  -----------------

Capital in excess of par value, beginning of year...............        4,753.8            3,739.1             3,662.1
Decrease related to the merger of AXA Merger Corp...............       (2,999.5)               -                   -
Decrease from retirement of treasury stock......................         (629.4)               -                   -
Other changes in additional capital in excess of par value......         (108.2)           1,014.7                77.0
                                                                 -----------------   -----------------  -----------------
Capital in excess of par value, end of year.....................        1,016.7            4,753.8             3,739.1
                                                                 -----------------   -----------------  -----------------

Treasury stock, beginning of year...............................         (629.6)            (490.8)             (247.1)
Purchase of shares for treasury.................................            -               (138.8)             (243.7)
Retirement of treasury stock....................................          629.6                -                   -
                                                                 -----------------   -----------------  -----------------
Treasury stock, end of year.....................................            -               (629.6)             (490.8)
                                                                 -----------------   -----------------  -----------------

Retained earnings, beginning of year............................        5,380.6            3,008.6             1,926.1
Net earnings....................................................          424.8            2,415.4             1,126.1
Dividends on common stock.......................................         (200.0)             (43.4)              (43.6)
Decrease in retained earnings in connection with merger of
  AXA Merger Corp...............................................           (3.5)               -                   -
                                                                 -----------------   -----------------  -----------------
Retained earnings, end of year..................................        5,601.9            5,380.6             3,008.6
                                                                 -----------------   -----------------  -----------------

Accumulated other comprehensive (loss) income, beginning of
  year..........................................................           (2.3)            (422.5)              349.8
Other comprehensive income (loss)...............................          204.4              420.2              (772.3)
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive income (loss), end of year......          202.1               (2.3)             (422.5)
                                                                 -----------------   -----------------  -----------------

Total Shareholders' Equity, End of Year.........................  $     6,824.6       $    9,507.1       $     5,838.9
                                                                 =================   =================  =================

COMPREHENSIVE INCOME
Net earnings....................................................  $       424.8       $    2,415.4       $     1,126.1
                                                                 -----------------   -----------------  -----------------
Change in unrealized gains (losses), net of reclassification
  adjustment....................................................          204.8              417.4              (784.5)
Minimum pension liability adjustment............................            (.4)               2.8                12.2
                                                                 -----------------   -----------------  -----------------
Other comprehensive income (loss)...............................          204.4              420.2              (772.3)
                                                                 -----------------   -----------------  -----------------

Comprehensive Income............................................  $       629.2       $    2,835.6       $       353.8
                                                                 =================   =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      2001               2000               1999
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)

Net earnings..................................................   $      424.8       $     2,415.4      $     1,126.1
Adjustments to reconcile net earnings to net cash (used)
  provided by operating activities:
  Interest credited to policyholders' account balances........          981.7             1,048.5            1,092.8
  Universal life and investment-type product
    policy fee income.........................................       (1,342.3)           (1,413.3)          (1,257.5)
  Net change in broker-dealer and customer
    related receivables/payables..............................          185.8               422.9             (119.9)
  Investment losses (gains), net..............................          207.7               829.6              (44.0)
  Gain on disposal of the discontinued Investment Banking and
    Brokerage segment.........................................            -              (2,317.9)               -
  Expenses related to AXA's minority interest acquisition.....            -                 702.7                -
  Change in deferred policy acquisition costs.................         (456.5)             (462.4)            (195.2)
  Change in future policy benefits............................          (15.1)             (825.6)              23.8
  Change in property and equipment............................         (234.0)             (326.4)            (256.4)
  Change in Federal income taxes..............................       (1,249.0)            1,769.6              132.5
  Purchase of segregated cash and securities, net.............         (108.8)             (610.4)               -
  Other, net..................................................          634.2              (333.0)            (172.4)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by operating activities..............         (971.5)              899.7              329.8
                                                                -----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................        2,480.0             2,583.0            2,581.4
  Sales.......................................................        9,289.8             8,652.2            8,236.4
  Purchases...................................................      (11,842.5)           (8,676.9)         (11,814.3)
  Decrease (increase) in short-term investments...............          174.1               126.9             (183.3)
  Sale of subsidiary..........................................            -               3,461.2                -
  Acquisition of subsidiary...................................            -              (1,480.0)               -
  Loans to affiliates.........................................         (400.0)           (3,000.0)               -
  Other, net..................................................         (101.6)             (149.8)             (77.3)
                                                                -----------------  -----------------  -----------------

Net cash (used)  provided by investing activities.............         (400.2)            1,516.6           (1,257.1)
                                                                -----------------  -----------------  -----------------

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (CONTINUED)

                                                                      2001               2000               1999
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................   $    3,198.8       $     2,695.6      $     2,403.3
    Withdrawals and transfers to Separate Accounts............       (2,458.1)           (3,941.8)          (1,818.7)
  Net (decrease) increase in short-term financings............         (803.1)              490.1              378.0
  Additions to long-term debt.................................          398.7               496.5                 .4
  Repayments of long-term debt................................          (46.2)              (35.1)             (71.3)
  Dividends paid on common stock..............................         (200.7)              (42.8)             (43.8)
  Purchase of treasury stock..................................            -                (138.7)            (243.7)
  Other, net..................................................         (367.0)             (324.3)             (38.0)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by financing activities..............         (277.6)             (800.5)             566.2
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................       (1,649.3)            1,615.8             (361.1)
Cash and cash equivalents, beginning of year..................        2,479.5               863.7            1,224.8
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $      830.2       $     2,479.5      $       863.7
                                                                =================  =================  =================

Supplemental cash flow information
  Interest Paid...............................................   $      207.0       $       215.2      $       177.4
                                                                =================  =================  =================
  Income Taxes Paid...........................................   $    1,485.8       $       351.6      $        70.2
                                                                =================  =================  =================






















                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)      ORGANIZATION

        AXA Financial, Inc. (the "Holding Company," and collectively with its consolidated subsidiaries, "AXA Financial") is a diversified financial services organization serving a broad spectrum of insurance and investment management customers. AXA Financial's financial advisory and insurance product businesses are conducted principally by its wholly owned life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"), its insurance general agency, AXA Network, LLC (together with its subsidiaries, collectively, "AXA Network"), and its broker dealer, AXA Advisors, LLC ("AXA Advisors"). AXA Financial's investment management and related services business is conducted by Alliance Capital Management L.P. ("Alliance"). The investment banking and brokerage business was conducted by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). AXA Financial sold its interest in DLJ on November 3, 2000. The Investment Banking and Brokerage segment is reported as discontinued operations for the years ended December 31, 2000 and 1999.

        In October 2000, Alliance acquired substantially all of the assets and liabilities of Sanford C. Bernstein Inc. ("Bernstein") for an aggregate current value of approximately $3.50 billion: $1.48 billion in cash and
        40.8 million newly issued units in Alliance ("Alliance Units"). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million Alliance Units for $1.60 billion in June 2000. The acquisition was accounted for under the purchase method with the results of Bernstein included in the consolidated financial statements from the acquisition date. The excess of purchase price over the fair value of net assets acquired resulted in the recognition of goodwill and intangible assets of approximately $3.40 billion and is being amortized over an estimated overall 20 year life. In connection with the issuance of Alliance Units to former Bernstein shareholders, AXA Financial recorded a non-cash gain of $501.7 million (net of related Federal income tax of $270.1 million) which is reflected as an addition to capital in excess of par value. AXA Financial's consolidated economic interest in Alliance was 52.3% at December 31, 2001. In 1999, Alliance reorganized into Alliance Capital Management
        Holding L.P. ("Alliance Holding") and Alliance. Alliance Holding's principal asset is its interest in Alliance and it functions as a holding entity through which holders of its publicly traded units own an indirect interest in Alliance, the operating partnership. AXA Financial exchanged substantially all of its Alliance Holding units for Alliance Units.

        AXA, a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder since 1992. In October 2000, the Board of Directors of the Holding Company, acting upon a unanimous recommendation of a special committee of independent directors, approved an agreement with AXA for the acquisition of the approximately 40% of outstanding Holding Company Common Stock it did not already own. Under terms of the agreement, the minority shareholders of the Holding Company received $35.75 in cash and 0.295 of an AXA American Depositary Receipt ("AXA ADR") (before giving effect to AXA's May 2001 four-for-one stock split and related change in ADRs' parity) for each Holding Company share. On January 2, 2001, AXA Merger Corp. ("AXA Merger"), a wholly-owned subsidiary of AXA, was merged with and into the Holding Company, resulting in AXA Financial becoming a wholly owned subsidiary of AXA. As a result of its merger into the Holding Company, AXA Merger's obligation to repay the $3.0 billion loan to the Holding Company was extinguished resulting in a decrease in consolidated shareholders' equity of $3.0 billion. In conjunction with the minority interest buyout, 53.4 million shares of Common Stock purchased by AXA Merger were exchanged for the common shares of AXA Merger held by AXA and 20.7 million treasury shares held by the Holding Company were retired.

2)      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation

        The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented.

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

        All significant intercompany transactions and balances except those with discontinued operations (see Note 8) have been eliminated in consolidation. The years "2001," "2000" and "1999" refer to the years ended December 31, 2001, 2000 and 1999, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

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

        Discontinued Operations

        In 1991, management discontinued the business of certain pension operations ("Other Discontinued Operations"). Other Discontinued
        Operations at December 31, 2001 principally consists of the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities"), for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2001 is adequate to provide for all future losses; however, the quarterly allowance review continues to involve numerous estimates and subjective judgments regarding the expected performance of invested assets ("Discontinued Operations Investment Assets") held by Other Discontinued Operations. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result (see Note 8).

        Discontinued   operations  also  includes  the  Investment  Banking  and
        Brokerage segment which is discussed in Note 8.

        New Accounting Pronouncements

        On January 1, 2001, AXA Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by AXA Financial at January 1, 2001 included interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuity contracts and certain reinsurance contracts. Based upon guidance from the Financial Accounting Standards Board ("FASB") and the Derivatives Implementation Group ("DIG"), caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provisions of SFAS No. 133, AXA Financial recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, AXA Financial elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on AXA Financial's results of operation or its financial position. Upon its adoption of SFAS No. 133, AXA Financial reclassified $256.7 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $8.9 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001.

        AXA Financial adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 00-3, which established new accounting and reporting standards for demutualizations, prospectively as of January 1, 2001 with no financial impact upon initial implementation. Prior period reclassifications have been made to include Closed Block assets, liabilities, revenues and expenses on a line-by-line basis as required by SOP 00-3.

        SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" provides the accounting and reporting rules for sales, securitizations, servicing of receivables and other financial assets, for secured borrowings and collateral transactions and extinguishments of liabilities. SFAS No. 140 emphasizes the legal form of the transfer rather than the previous accounting that was based upon the risks and rewards of ownership. SFAS No. 140 is effective for transfers after March 31, 2001 and is principally applied prospectively. During 2001, no significant transactions were impacted by SFAS No. 140.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using only the purchase method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment. Other intangible assets will continue to be amortized over their useful lives and periodically tested for recoverability. Adoption of SFAS No. 142 is required as of January 1, 2002, at which time the amortization of goodwill ceases. Amortization of goodwill and other intangible assets for 2001 was approximately $123.8 million, net of minority interest of $82.3 million, of which $109.5 million, net of minority interest of $72.4 million, related to goodwill. Impairment losses for goodwill and indefinite-lived intangible assets that result from initial application of SFAS No. 142 will be reported as the cumulative effect of a change in accounting principle. Management's preliminary analysis suggests that no impairment of goodwill should result upon adoption of SFAS No. 142.
        Management will be formally assessing the impairment aspect of implementation of SFAS No. 142 during 2002. SFAS No. 144, effective beginning in first quarter 2002, retains many of the fundamental recognition and measurement provisions previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", except for the removal of goodwill from its scope and inclusion of specific guidance on cash flow recoverability testing and the criteria that must be met to classify a long-lived asset as held-for-sale. SFAS No. 144 has no effect on the earnings of AXA Financial upon its adoption on January 1, 2002.

        Investments

        The carrying values of fixed maturities identified as available for sale are reported at estimated fair value. Changes in estimated fair value are reported in comprehensive income. Those fixed maturities which AXA Financial has both the ability and the intent to hold to maturity are stated principally at amortized cost. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.

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

        Partnerships and joint venture interests in which AXA Financial has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) are consolidated; those in which AXA Financial does not have control and a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

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

        Net Investment Income, Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

        Net investment income and realized investment gains (losses), net ("investment results") related to certain participating group annuity contracts which are passed through to the contractholders are offset in amounts reflected as interest credited to policyholders' account balances.

        Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in investment gains or losses.

        Realized and unrealized holding gains (losses) on trading securities are reflected in net investment income.

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial are accounted for as a separate component of accumulated comprehensive income, net of related deferred Federal income taxes, amounts attributable to Other Discontinued Operations, Closed Block policyholders dividend obligation, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2001, the expected investment yield, excluding policy loans, was 8.0% over a 40 year period. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

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

        In second quarter 1999, management completed a study of the cash flows and liability characteristics of its insurance product lines as compared to the expected cash flows of the underlying assets. That analysis reflected an assessment of the potential impact on future operating cash flows from current economic conditions and trends, including rising interest rates and securities market volatility and the impact of increasing competitiveness within the insurance marketplace (evidenced, for example, by the proliferation of bonus annuity products) on in force business. The review indicated that changes to the then-current invested asset allocation strategy were required to reposition assets with greater price volatility away from products with demand liquidity characteristics to support those products with lower liquidity needs. To implement these findings, the existing investment portfolio was reallocated, and prospective investment allocation targets were revised. The reallocation of the assets impacted investment results by product, thereby impacting the future gross margin estimates utilized in the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) in 1999.

        Policyholders' Account Balances and Future Policy Benefits

        Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

        Equitable Life issues certain variable annuity products with a guaranteed minimum death benefit ("GMDB") feature. Equitable Life also issues certain variable annuity products that contain a guaranteed minimum income benefit ("GMIB") feature which, if elected by the policyholder upon annuitization after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity that may be in excess of what the contract account value can purchase at current annuity purchase rates. Equitable Life bears the risk that a protracted significant downturn in the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support. Equitable Life partially reinsures its exposure to the GMDB liability and reinsures approximately 80.0% of its liability exposure resulting from the GMIB feature. GAAP prohibits the recording of reserves for the potential benefit payments resulting from these features.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 10.9% for life insurance liabilities and from 2.25% to 8.37% for annuity liabilities.

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

        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $104.2 million and $120.3 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, respectively, $1,101.8 million and $1,046.5 million of DI reserves and associated liabilities were ceded through an indemnity reinsurance agreement principally with a single reinsurer (see Note 13). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized as follows:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Incurred benefits related to current year..........  $        44.0       $       56.1       $      150.7
        Incurred benefits related to prior years...........          (10.6)              15.0               64.7
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $        33.4       $       71.1       $      215.4
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        10.7       $       14.8       $       28.9
        Benefits paid related to prior years...............           38.8              106.0              189.8
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $        49.5       $      120.8       $      218.7
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

        At December 31, 2001, participating policies, including those in the Closed Block, represent approximately 19.0% ($38.5 billion) of directly written life insurance in force, net of amounts ceded.

        Separate Accounts

        Separate Accounts established under New York State Insurance Law generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceeds Separate Accounts liabilities.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2001, 2000 and 1999, investment results of such Separate Accounts were (losses) gains of $(2,214.4) million, $8,051.7 million and $6,045.5 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Recognition of Investment Management Revenues and Related Expenses

        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service fees are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which Sanford C. Bernstein & Co., LLC ("SCB"), a wholly owned subsidiary of Alliance, acts as an underwriter or agent. Syndicate participation and underwriting revenues are recorded on the offering date.

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received. At December 31, 2001 and 2000, respectively, deferred sales commissions totaled $648.2 million and $715.7 million and are included within Other assets.

        Other Accounting Policies

        In accordance with regulations of the Securities and Exchange Commission ("SEC"), securities with a fair value of $1.42 billion have been segregated in a special reserve bank custody account at December 31, 2001 for the exclusive benefit of securities broker dealer or brokerage customers under Rule 15c3-3 under the Securities Exchange Act of 1934, as amended.

        Intangible assets consist principally of goodwill resulting from acquisitions and costs assigned to contracts of businesses acquired.
        Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from twenty to forty years. Costs assigned to investment contracts of businesses acquired are being amortized on a straight-line basis over estimated useful lives of twenty years.
        Impairment of intangible assets is evaluated by comparing the undiscounted cash flows expected to be realized from those intangible assets to their recorded values, pursuant to SFAS No. 121. If the expected future cash flows are less than the carrying value of intangible assets, an impairment loss is recognized for the difference between the carrying amount and the estimated fair value of those intangible assets.

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

        Minority interest subject to redemption rights represents the 40.8 million private Alliance Units issued to former Bernstein shareholders in connection with Alliance's acquisition of Bernstein. The Holding Company has agreed to provide liquidity to these former Bernstein shareholders after a two-year lock-out period ending October 2002 by allowing the 40.8 million Alliance Units to be sold to the Holding Company at the prevailing market price over the subsequent eight years but generally not more than 20% of such Units in any one annual period.

        AXA Financial accounts for its stock option and other stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 11 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

3)      INVESTMENTS

        The following table provides additional information relating to fixed maturities and equity securities.

                                                                   Gross              Gross
                                              Amortized          Unrealized         Unrealized         Estimated
                                                 Cost              Gains              Losses           Fair Value
                                            ---------------   -----------------  -----------------   ---------------
                                                                         (In Millions)
        December 31, 2001
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    18,637.8     $      665.9       $      292.3       $   19,011.4
            Mortgage-backed...............         2,436.1             39.2                5.5            2,469.8
            U.S. Treasury, government
              and agency securities.......         1,113.5             62.3                1.5            1,174.3
            States and political
              subdivisions................           138.9              6.8                1.3              144.4
            Foreign governments...........           143.1             15.6                1.0              157.7
            Redeemable preferred stock....           404.7             16.5               23.8              397.4
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    22,874.1     $      806.3       $      325.4       $   23,355.0
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        59.9     $        5.8       $        1.6       $       64.1
          Trading securities..............             4.9               .9                3.4                2.4
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $        64.8     $        6.7       $        5.0       $       66.5
                                            ================= =================  =================  ================

        December 31, 2000
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    16,478.5     $      328.6       $      363.9       $   16,443.2
            Mortgage-backed...............         2,304.5             20.2                7.8            2,316.9
            U.S. Treasury, government
              and agency securities.......         1,226.4             51.3                 .4            1,277.3
            States and political
              subdivisions................           125.4              4.8                1.1              129.1
            Foreign governments...........           191.4             17.8                5.3              203.9
            Redeemable preferred stock....           341.0             13.5                9.1              345.4
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    20,667.2     $      436.2       $      387.6       $   20,715.8
                                            ================= =================  =================  ================
          Total Held to Maturity..........   $       256.7     $       10.5       $         .3       $      266.9
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        36.5     $        2.2       $        6.0       $       32.7
          Trading securities..............         1,607.1              2.5               46.3            1,563.3
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $     1,643.6     $        4.7       $       52.3       $    1,596.0
                                            ================= =================  =================  ================

        For publicly-traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, AXA Financial determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2001 and 2000, securities without a readily ascertainable market value having an amortized cost of $5,419.4 million and $5,165.1 million, respectively, had estimated fair values of $5,510.8 million and $5,183.2 million, respectively.

        The contractual maturity of bonds at December 31, 2001 is shown below:

                                                                                        Available for Sale
                                                                                ------------------------------------
                                                                                   Amortized          Estimated
                                                                                     Cost             Fair Value
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Due in one year or less..............................................    $      374.6       $      376.9
        Due in years two through five........................................         4,844.7            4,993.8
        Due in years six through ten.........................................         8,302.5            8,462.1
        Due after ten years..................................................         6,511.5            6,655.0
        Mortgage-backed securities...........................................         2,436.1            2,469.8
                                                                                ----------------   -----------------
        Total................................................................    $   22,469.4       $   22,957.6
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

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2001, approximately 7.9% of the $22,469.4 million aggregate amortized cost of bonds held by AXA Financial was considered to be other than investment grade.

        The Insurance Group holds equity in limited partnership interests which primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2001 and 2000 were $701.9 million and $834.9 million, respectively.

        At December 31, 2001, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $170.1 million.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $31.5 million and $116.9 million at December 31, 2001 and 2000, respectively. Gross interest income on these loans included in net investment income aggregated $3.2 million, $9.7 million and $10.3 million in 2001, 2000 and 1999, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $4.2 million, $11.0 million and $11.7 million in 2001, 2000 and 1999, respectively.

        Impaired mortgage loans along with the related investment valuation allowances follow:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   2001                 2000
                                                                            -------------------  -------------------
                                                                                         (In Millions)

        Impaired mortgage loans with investment valuation allowances.......  $        114.2       $        170.9
        Impaired mortgage loans without investment valuation allowances....            30.6                  5.8
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           144.8                176.7
        Investment valuation allowances....................................           (19.2)               (45.7)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        125.6       $        131.0
                                                                            ===================  ===================

        During 2001, 2000 and 1999, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $141.7 million, $169.8 million and $178.8 million. Interest income recognized on these impaired mortgage loans totaled $7.2 million, $12.4 million and $15.3 million ($.4 million, $.5 million and $.3 million recognized on a cash basis) for 2001, 2000 and 1999, respectively.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2001 and 2000, the carrying value of equity real estate held for sale amounted to $216.6 million and $587.0 million, respectively. For 2001, 2000 and 1999, respectively, real estate of $64.8 million, $21.6 million and $20.5 million was acquired in satisfaction of debt. At December 31, 2001 and 2000, AXA Financial owned $376.5 million and $364.2 million, respectively, of real estate acquired in satisfaction of debt of which $11.1 million and $21.3 million, respectively, are held as real estate joint ventures.

        Accumulated depreciation on real estate was $160.3 million and $209.9 million at December 31, 2001 and 2000, respectively. Depreciation expense on real estate totaled $16.1 million, $21.7 million and $22.5 million for 2001, 2000 and 1999, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balances, beginning of year........................  $       126.2       $      177.9       $      257.2
        Additions charged to income........................           40.0               68.2               83.1
        Deductions for writedowns and
          asset dispositions...............................          (78.6)            (119.9)            (162.4)
                                                            -----------------   ----------------   -----------------
        Balances, End of Year..............................  $        87.6       $      126.2       $      177.9
                                                            =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate....................  $        19.3       $       50.5       $       32.1
          Equity real estate...............................           68.3               75.7              145.8
                                                            -----------------   ----------------   -----------------
        Total..............................................  $        87.6       $      126.2       $      177.9
                                                            =================   ================   =================


4)      JOINT VENTURES AND PARTNERSHIPS

        Included in equity real estate or other equity investments, as appropriate, is AXA Financial's interest in real estate joint ventures and in limited partnership interests accounted for under the equity method with a total carrying value of $883.9 million and $1,037.2 million, respectively, at December 31, 2001 and 2000. AXA Financial's total equity in net (losses) earnings for these real estate joint ventures and limited partnership interests was $(37.4) million, $242.2 million and $89.1 million, respectively, for 2001, 2000 and 1999.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial has an investment of $10.0 million or greater and an equity interest of 10% or greater (10 and 14 individual ventures at December 31, 2001 and 2000, respectively) and AXA Financial's carrying value and equity in net (losses) earnings for those real estate joint ventures and limited partnership interests:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $       570.5      $       657.7
        Investments in securities, generally at estimated fair value...........          255.7              226.6
        Cash and cash equivalents..............................................           23.7               34.5
        Other assets...........................................................           39.4               63.5
                                                                                ----------------   -----------------
        Total Assets...........................................................  $       889.3      $       982.3
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       269.6      $        53.8
        Borrowed funds - AXA Financial.........................................            -                 12.9
        Other liabilities......................................................           20.3               22.5
                                                                                ----------------   -----------------
        Total liabilities......................................................          289.9               89.2
                                                                                ----------------   -----------------

        Partners' capital......................................................          599.4              893.1
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $       889.3      $       982.3
                                                                                ================   =================

        AXA Financial's carrying value in these entities included above........  $       188.2      $       214.6
                                                                                ================   =================

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $        95.6       $      147.6       $      180.5
        Revenues of other limited partnership interests....           29.8               16.5               85.0
        Interest expense - third party.....................          (11.5)             (17.0)             (26.6)
        Interest expense - AXA Financial...................            (.7)              (2.0)              (2.5)
        Other expenses.....................................          (58.2)             (88.0)            (133.0)
                                                            -----------------   ----------------   -----------------
        Net Earnings.......................................  $        55.0       $       57.1       $      103.4
                                                            =================   ================   =================

        AXA Financial's equity in net earnings of these
          entities included above..........................  $        13.2       $       17.8       $        9.5
                                                            =================   ================   =================

5)      NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Fixed maturities...................................  $     1,668.9       $    1,777.0       $    1,835.3
        Mortgage loans on real estate......................          361.6              387.1              398.7
        Equity real estate.................................          166.2              207.2              271.5
        Other equity investments...........................          (66.0)              21.2              174.7
        Policy loans.......................................          268.2              258.3              246.8
        Other investment income............................          244.4              228.7              159.5
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        2,643.3            2,879.5            3,086.5

        Investment expenses................................         (220.2)            (211.3)            (249.2)
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     2,423.1       $    2,668.2       $    2,837.3
                                                            =================   ================   =================

        Investment (losses) gains including changes in the valuation allowances follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

          Fixed maturities.................................  $      (225.2)      $     (796.5)      $     (297.4)
          Mortgage loans on real estate....................          (11.4)             (18.0)              (1.9)
          Equity real estate...............................           34.5                1.6              (15.8)
          Other equity investments.........................          (12.6)             (20.9)              95.9
          Issuance and sales of Alliance Units.............           (3.1)               3.9                5.5
          Other............................................           10.1                 .3                 .1
                                                            -----------------   ----------------   -----------------
            Investment Losses, Net.........................  $      (207.7)      $     (829.6)      $     (213.6)
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $287.5 million, $635.5 million and $226.5 million for 2001, 2000 and 1999, respectively, including $499.2 million in fourth quarter 2000.

        For 2001, 2000 and 1999, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $7,372.3 million, $7,685.5 million and $7,782.7 million. Gross gains of $156.2 million, $79.7 million and $76.2 million and gross losses of $115.9 million, $220.9 million and $220.2 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2001, 2000 and 1999 amounted to $430.9 million, $958.7 million and $(1,674.4)
        million, respectively.

        In conjunction with the sale of DLJ in 2000, AXA Financial received 25.2 million shares in Credit Suisse Group ("CSG") common stock, 6.3 million shares of which were immediately repurchased by CSG at closing. The CSG shares were designated as trading account securities. In December 2000,
        6.5 million shares of the CSG shares were sold to AXA at fair value for $1.2 billion. The $1.56 billion carrying value of CSG shares that were held by AXA Financial at December 31, 2000 were sold in January 2001. Net investment income included realized gains of $27.1 million in 2001 and included realized losses of $116.6 million and unrealized holding losses of $43.3 million in 2000 on the CSG shares.

        On January 1, 1999, investments in publicly-traded common equity securities in the General Account and Holding Company portfolios within other equity investments amounting to $149.8 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $87.3 million ($45.7 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statements of earnings. In 2001 and 2000, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $25.0 million and
        $(159.4) million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $2.4 million and $1,563.3 million and costs of $4.9 million and $1,607.1 million at December 31, 2001 and 2000, respectively.

        For 2001, 2000 and 1999, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $96.7 million, $110.6 million and $131.5 million, respectively.

        The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated comprehensive income and the changes for the corresponding years, including Other Discontinued Operations on a line by line basis, follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balance, beginning of year.........................  $        11.0       $     (406.4)      $      378.1
        Changes in unrealized investment gains (losses)....          439.0              980.9           (1,831.4)
        Changes in unrealized investment (gains) losses
          attributable to:
           Participating group annuity contracts,
              Closed Block policyholder dividend obligation
              and other....................................          (48.6)             (18.3)              25.0
           DAC.............................................          (71.6)            (262.1)             493.1
           Deferred Federal income taxes...................         (114.0)            (283.1)             528.8
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $       215.8       $       11.0       $     (406.4)
                                                            =================   ================   =================

        Balance, end of year comprises:
          Unrealized investment gains (losses) on:
           Fixed maturities................................  $       497.6       $       64.9       $     (908.7)
           Other equity investments........................            4.3               (3.6)             (22.2)
           Other...........................................           (2.8)              (1.2)              10.1
                                                            -----------------   ----------------   -----------------
              Total........................................          499.1               60.1             (920.8)
          Amounts of unrealized investment (losses) gains
            attributable to:
           Participating group annuity contracts,
            Closed Block policyholder dividend obligation
              and other....................................          (63.9)             (15.3)               3.0
           DAC.............................................          (99.9)             (28.3)             233.8
           Deferred Federal income taxes...................         (119.5)              (5.5)             277.6
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       215.8       $       11.0       $     (406.4)
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

6)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Unrealized gains (losses) on investments...........  $       215.8       $       11.0       $      (406.4)
        Minimum pension liability..........................          (13.7)             (13.3)              (16.1)
                                                            -----------------   ----------------   -----------------
        Total Accumulated Other
          Comprehensive Income (Loss)......................  $       202.1       $       (2.3)      $      (422.5)
                                                            =================   ================   =================

        The components of other comprehensive income (loss) for the past three years follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net unrealized gains (losses) on investments:
          Net unrealized gains (losses) arising during
            the period.....................................  $       528.2       $      190.2       $    (1,637.4)
          (Gains) losses reclassified into net earnings
            during the period..............................          (89.2)             790.7              (194.0)
                                                            -----------------   ----------------   -----------------
        Net unrealized gains (losses) on investments.......          439.0              980.9            (1,831.4)
        Adjustments for policyholders liabilities, DAC
          and deferred Federal income taxes................         (234.2)            (563.5)            1,046.9
                                                            -----------------   ----------------   -----------------
        Change in unrealized gains (losses), net of
          adjustments......................................          204.8              417.4              (784.5)
        Change in minimum pension liability................            (.4)               2.8                12.2
                                                            -----------------   ----------------   -----------------
        Total Other Comprehensive Income (Loss)............  $       204.4       $      420.2       $      (772.3)
                                                            =================   ================   =================

7)      CLOSED BLOCK

        The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block which would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial has developed an actuarial calculation of the expected timing of the Closed Block earnings.

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

        Summarized financial information for the Closed Block is as follows:

                                                                                December 31,         December 31,
                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                           (In Millions)
        CLOSED BLOCK LIABILITIES:
        Future policy benefits, policyholders' account balances
          and other.......................................................... $     9,049.9        $     9,026.4
        Other liabilities....................................................          53.6                 35.6
                                                                              -----------------    -----------------
        Total Closed Block liabilities.......................................       9,103.5              9,062.0
                                                                              -----------------    -----------------

        ASSETS DESIGNATED TO THE CLOSED BLOCK:
        Fixed maturities, available for sale, at estimated fair value
          (amortized cost of $4,600.4 and $4,373.5)..........................       4,705.7              4,408.0
        Mortgage loans on real estate........................................       1,514.4              1,581.8
        Policy loans.........................................................       1,504.4              1,557.7
        Cash and other invested assets.......................................         141.0                174.7
        Other assets.........................................................         214.7                238.9
                                                                              -----------------    -----------------
        Total assets designated to the Closed Block..........................       8,080.2              7,961.1
                                                                              -----------------    -----------------


        Excess of Closed Block liabilities over assets designated to
          the Closed Block...................................................       1,023.3              1,100.9
        Amounts included in accumulated other comprehensive income:
          Net unrealized investment gains, net of deferred Federal
            income tax of $20.4 and $12.2....................................          37.8                 22.7
                                                                              -----------------    -----------------


        Maximum Future Earnings To Be Recognized From Closed Block
          Assets and Liabilities............................................. $     1,061.1        $     1,123.6
                                                                              =================    =================

       Closed Block revenues and expenses were as follows:

                                                                    2001               2000                 1999
                                                              ----------------   ----------------   --------------------
                                                                                   (In Millions)

        REVENUES:
        Premiums and other income..........................   $      571.5       $      594.7       $        619.1
        Investment income (net of investment
          expenses of $3.0, $8.1, and $15.8)...............          583.5              578.7                574.2
        Investment losses, net.............................          (42.3)             (35.8)               (11.3)
                                                              ----------------   ----------------   --------------------
         Total revenues....................................        1,112.7            1,137.6              1,182.0
                                                              ----------------   ----------------   --------------------

        BENEFITS AND
        OTHER DEDUCTIONS:
        Policyholders' benefits and dividends..............        1,009.3            1,025.2              1,024.7
        Other operating costs and expenses.................            4.7                5.2                  5.5
                                                              ----------------   ----------------   --------------------
        Total benefits and other deductions................        1,014.0            1,030.4              1,030.2
                                                              ----------------   ----------------   --------------------

        Net revenues before Federal income taxes...........           98.7              107.2                151.8
        Federal income taxes...............................          (36.2)             (38.2)               (60.3)
                                                              ----------------   ----------------   --------------------
        Net Revenues.......................................   $       62.5       $       69.0       $         91.5
                                                              ================   ================   ====================

        Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Impaired mortgage loans with investment valuation allowances........... $        26.7      $        26.7
        Impaired mortgage loans without investment valuation allowances........           6.5                4.0
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................          33.2               30.7
        Investment valuation allowances........................................          (5.8)              (8.7)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................ $        27.4      $        22.0
                                                                                ================   =================

        During 2001, 2000 and 1999, the Closed Block's average recorded investment in impaired mortgage loans was $30.8 million, $31.0 million and $37.0 million, respectively. Interest income recognized on these impaired mortgage loans totaled $1.2 million, $2.0 million and $3.3 million ($.1 million, $.1 million and $.3 million recognized on a cash basis) for 2001, 2000 and 1999, respectively.

        Valuation allowances amounted to $5.7 million and $9.1 million on mortgage loans on real estate and $9.8 million and $17.2 million on equity real estate at December 31, 2001 and 2000, respectively. Writedowns of fixed maturities amounted to $30.8 million and $27.7 million for 2001 and 2000, respectively, including $23.3 million in fourth quarter 2001.

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

        Revenues from the Investment Banking and Brokerage segment were $7,056.3 million and $7,388.6 million for 2000 and 1999, respectively. Net earnings are net of Federal income taxes totaling $173.5 million and $188.4 million for 2000 and 1999, respectively. The 1999 net earnings included a non-cash realized gain of $212.3 million related to DLJ's offering of a new class of common stock to track the performance of DLJdirect.

        Other Discontinued Operations

        Summarized financial information for Other Discontinued Operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        BALANCE SHEETS
        Mortgage loans on real estate........................................ $      160.3         $      330.9
        Equity real estate...................................................        252.0                350.9
        Fixed maturities, available for sale, at estimated fair value
          (amortized cost of $542.9 and $321.5)..............................        559.6                336.5
        Other equity investments.............................................         22.3                 43.1
        Other invested assets................................................           .4                  1.9
                                                                              -----------------    -----------------
          Total investments..................................................        994.6              1,063.3
        Cash and cash equivalents............................................         41.1                 84.3
        Other assets.........................................................        152.6                148.8
                                                                              -----------------    -----------------
        Total Assets......................................................... $    1,188.3         $    1,296.4
                                                                              =================    =================

        Policyholders liabilities............................................ $      932.9         $      966.8
        Allowance for future losses..........................................        139.9                159.8
        Other liabilities....................................................        115.5                169.8
                                                                              -----------------    -----------------
        Total Liabilities.................................................... $    1,188.3         $    1,296.4
                                                                              =================    =================


                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Investment income (net of investment
          expenses of $25.3, $37.0 and $49.3).............. $        91.6       $      102.2       $       98.7
        Investment gains (losses), net.....................          33.6               (6.6)             (13.4)
        Policy fees, premiums and other income.............            .2                 .7                 .2
                                                            -----------------   ----------------   -----------------
        Total revenues.....................................         125.4               96.3               85.5

        Benefits and other deductions......................         100.7              106.9              104.8
        Earnings credited (losses charged) to allowance
          for future losses................................          24.7              (10.6)             (19.3)
                                                            -----------------   ----------------   -----------------
        Pre-tax loss from operations.......................           -                  -                  -
        Pre-tax earnings from releasing the allowance
          for future losses................................          46.1               90.2               43.3
        Federal income tax expense.........................          (2.3)             (31.6)             (15.2)
                                                            -----------------   ----------------   -----------------
        Earnings from Other
          Discontinued Operations.......................... $        43.8       $       58.6       $       28.1
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

        Valuation allowances of $4.8 million and $2.9 million on mortgage loans on real estate and $5.0 million and $11.4 million on equity real estate were held at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, other discontinued operations' average recorded investment in impaired mortgage loans was $32.2 million, $11.3 million and $13.8 million, respectively. Interest income recognized on these impaired mortgage loans totaled $2.5 million, $.9 million and $1.7 million ($1.0 million, $.5 million and $.0 million recognized on a cash basis) for 2001, 2000 and 1999, respectively.

        At December 31, 2001 and 2000, other discontinued operations had real estate acquired in satisfaction of debt with carrying values of $7.4 million and $4.5 million, respectively.

        In 2001, Federal Income tax expense for other discontinued operations reflected a $13.8 million reduction in taxes due to settlement of open tax years.

9)      SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)

        Short-term debt...................................................... $      285.9         $    1,078.2
                                                                              -----------------    -----------------
        Long-term debt:
        Holding Company:
          Senior notes, 7.75%, due through 2010..............................        476.5                476.0
          Senior notes, 6.5%, due 2008.......................................        249.5                249.4
          Senior notes, 9%, due 2004.........................................        300.0                300.0
          Senior notes, 7.30%, due through 2003..............................         76.8                133.0
          Senior debentures, 7.0%, due 2028..................................        347.7                347.6
                                                                              -----------------    -----------------
              Total Holding Company..........................................      1,450.5              1,506.0
                                                                              -----------------    -----------------
        Equitable Life:
          Surplus notes, 6.95%, due 2005.....................................        399.7                399.6
          Surplus notes, 7.70%, due 2015.....................................        199.7                199.7
          Other..............................................................          -                     .4
                                                                              -----------------    -----------------
              Total Equitable Life...........................................        599.4                599.7
                                                                              -----------------    -----------------
        Alliance:
                                                                              -----------------    -----------------
          Senior Notes, 5.625% due 2006......................................        398.0                  -
                                                                              -----------------    -----------------
        Wholly owned and joint venture real estate:
          Mortgage notes, 4.92%, due through 2017............................        248.3                248.3
                                                                              -----------------    -----------------

        Total long-term debt.................................................      2,696.2              2,354.0
                                                                              -----------------    -----------------

        Total Short-term and Long-term Debt.................................. $    2,982.1         $    3,432.2
                                                                              =================    =================

        Short-term Debt

        In 2000, the Holding Company negotiated a $1.00 billion, 364-day revolving credit facility to replace a promissory note from which the proceeds were used to purchase new Alliance Units. This credit facility was cancelled in June 2001.

        Equitable Life has a $350.0 million bank 5-year credit facility and a $250.0 million 364-day credit facility. The interest rates are based on external indices dependent on the type of borrowing ranging from 2.09% to 4.75%. There were no amounts outstanding under these credit facilities at December 31, 2001.

        Equitable Life has a commercial paper program with an issue limit of $1.0 billion. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $600.0 million bank credit facilities. At December 31, 2001, there were no amounts outstanding under this program.

        Equitable Life has an $18.4 million line of credit available relating to reinsurance of which no amounts were outstanding at December 31, 2001.

        During 1998, Alliance increased its commercial paper program to $425.0 million and entered into a $425.0 million five-year revolving credit facility with a group of commercial banks to provide back-up liquidity for the commercial paper program. Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal Funds Rate. A facility fee is payable on the total facility. Borrowings under the credit facility and the commercial paper program may not exceed $425.0 million in the aggregate. In July 1999, Alliance entered into a $200.0 million three-year revolving credit facility with a group of commercial banks. During October 2000, Alliance entered into a $250.0 million two-year revolving credit facility. The terms of the $200.0 million and $250.0 million credit facilities are generally similar to the $425.0 million credit facility. The revolving credit facilities will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under Alliance's mutual fund distribution system, capital expenditures and for general working capital purposes. The revolving credit facilities contain covenants which, among other things, require Alliance to meet certain financial ratios. Alliance was in compliance with the covenants at December 31, 2001. At December 31, 2001, Alliance had commercial paper outstanding totaling $198.2 million at an effective interest rate of 1.9%; there were no borrowings outstanding under Alliance's revolving credit facilities.

        In December 1999, Alliance established a $100.0 million extendible commercial notes ("ECN") program as a supplement to its $425.0 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2001, $24.9 million at an effective interest rate of 1.9% was outstanding under the ECN program.

        Long-term Debt

        Certain of the long-term debt agreements, principally mortgage notes, have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2001, AXA Financial is in compliance with all debt covenants.

        At December 31, 2001 and 2000, respectively, AXA Financial has pledged real estate of $314.5 million and $298.8 million as collateral for certain long-term debt.

        At December 31, 2001, aggregate maturities of the long-term debt based on required principal payments at maturity for 2002 and the succeeding four years are $304.7 million, $76.8 million, $300.0 million, $400.0 million and $400.0 million, respectively, and $1,280.0 million thereafter.

        In July 2000, the Holding Company issued $480.0 million 7.75% Senior Notes due 2010. Substantially all of the net proceeds of $472.7 million was used to repay a portion of the promissory note from which the proceeds were used to purchase new Alliance Units in connection with the Bernstein acquisition.

        In August 2001, Alliance issued $400.0 million 5.625% notes due 2006 in a public offering and are redeemable at any time. The registration statement filed with the SEC allows for the issuance of up to $600.0 million in senior debt securities. The proceeds were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

10)     FEDERAL INCOME TAXES

        A  summary  of  the  Federal   income  tax  expense   (benefit)  in  the
        consolidated statements of earnings follows:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Federal income tax expense (benefit):
          Current.......................................... $      (138.5)      $     (123.1)      $      152.3
          Deferred.........................................         358.1               80.6              156.4
                                                            -----------------   ----------------   -----------------
        Total.............................................. $       219.6       $      (42.5)      $      308.7
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Expected Federal income tax expense (benefit)...... $       313.1       $      (34.9)      $      341.6
        Minority interest..................................        (103.1)             (94.0)             (58.5)
        Non-deductible stock option compensation
          expense..........................................           -                 61.6                -
        Adjustment of tax audit reserves...................         (28.2)              17.9               11.7
        Non-deductible goodwill............................          30.3               10.4                -
        Other..............................................           7.5               (3.5)              13.9
                                                            -----------------   ----------------   -----------------
        Federal Income Tax Expense (Benefit)............... $       219.6       $      (42.5)      $      308.7
                                                            =================   ================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       December 31, 2001                  December 31, 2000
                                                ---------------------------------  ---------------------------------
                                                    Assets         Liabilities         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
        Compensation and related benefits...... $     218.6      $        -        $      240.8      $       -
        Other..................................        39.0               -                61.0              -
        DAC, reserves and reinsurance..........         -             1,011.5               -              733.0
        Investments............................         -               350.4               -              237.6
                                                ---------------  ----------------  ---------------   ---------------
        Total.................................. $     257.6      $    1,361.9      $      301.8      $     970.6
                                                ===============  ================  ===============   ===============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and their tax effects follow:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        DAC, reserves and reinsurance...................... $       283.1       $      403.3       $       83.2
        Investments........................................          50.7             (139.9)              14.3
        Compensation and related benefits..................          19.5             (154.3)              24.5
        Other..............................................           4.8              (28.5)              34.4
                                                            -----------------   ----------------   -----------------
        Deferred Federal Income Tax Expense................ $       358.1       $       80.6       $      156.4
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

11)     CAPITAL STOCK, STOCK APPRECIATION RIGHTS, AND OPTIONS

        In 1993, the Holding Company established a Stock Employee Compensation Trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefits programs. At that time, the
        Holding  Company  sold  60,000  shares  of  Series  D  Preferred  Stock, convertible into 23.8 million shares of the Holding Company's common stock ("Common Stock"), to the SECT in exchange for cash and a promissory note of $299.9 million, for a total of $300.0 million. This had no effect on AXA Financial's consolidated shareholders' equity as the Series D Preferred Stock was reported as outstanding on AXA
        Financial's consolidated balance sheets but was offset by a contra-equity account. An increase in consolidated shareholders' equity resulted only when shares of Series D Preferred Stock were released from the SECT and converted into shares of Common Stock. The conversion of the Series D Preferred Stock released from the SECT and the related reduction in benefit liabilities were recorded at fair value. The SECT terminated in December 2001 following the release of the shares of Series D Preferred Stock which converted all assets of the SECT.

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

        In conjunction with approval of the agreement for AXA's acquisition of the minority interest in the Holding Company's Common Stock, generally all outstanding options awarded under the 1997 and 1991 Stock Incentive Plans were amended to become immediately and fully exercisable pursuant to their terms upon expiration of the initial tender offer. In addition, the agreement provided that at the effective time of the merger, the terms of all outstanding options granted under those Plans would be further amended and converted into options of equivalent intrinsic value to acquire a number of AXA ordinary shares in the form of ADRs. Also pursuant to the agreement, holders of non-qualified options were provided with an alternative to elect cancellation of those options at the effective time of the merger in exchange for a cash payment from AXA Financial. For the year ended December 31, 2000, AXA Financial, Inc. recognized compensation expense of $702.7 million, representing the cost of these Plan amendments and modifications, approximately $349.9 million of which has been accrued for the cash settlement of approximately 11.9 million non-qualified options. The remaining cost of approximately $352.8 million as related to the conversion and exchange of option shares was reflected as an addition to capital in excess of par value.

        Beginning in 2001, under the 1997 Stock Incentive Plan, the Holding Company can issue options to purchase AXA ADRs. The options, which include Incentive Stock Options and Nonstatutory Stock Options, are issued at the fair market value of the AXA ADRs on the date of grant. Generally, one-third of stock options granted vest and become exercisable on each of the first three anniversaries of the date such options were granted. Options are currently exercisable up to 10 years from the date of grant.

        Following completion of the merger of AXA Merger with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $85.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded a reduction in the SARs liability of $74.0 million for 2001, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the period ended December 31, 2001.

        AXA Financial has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Had compensation expense as related to options awarded under AXA Financial's Stock Incentive Plans been determined based on SFAS No. 123's fair value based method, including the cost of the amendments and modifications made in connection with AXA's acquisition of the minority interest in the Holding Company, AXA Financial's pro forma net earnings for 2001, 2000 and 1999 would have been $402.6 million, $2,838.2 million and $1,063.3 million, respectively.

        The Black-Scholes option pricing model was used in determining the fair values of option awards used in the pro-forma disclosures above. The option pricing assumptions for 2001, 2000 and 1999 follow:

                                       Holding Company                           Alliance
                           -----------------------------------------   ------------------------------
                             2001(1)          2000         1999          2001      2000       1999
                           -------------  ------------- ------------   --------- --------- ----------
        Dividend yield....    1.52%          0.32%         0.31%         5.80%     7.20%     8.70%

        Expected
          volatility......     29%            28%           28%           33%       30%       29%

        Risk-free interest
          rate............    4.98%          6.24%         5.46%         4.5%      5.90%     5.70%

        Expected life
          in years........      5              5             5            7.2       7.4        7

        Weighted average
          fair value per
          option at
          grant-date......    $9.42          $11.08       $10.78         $9.23     $8.32     $3.88

        (1) Beginning in 2001, the option pricing assumptions reflect options granted by the Holding Company representing rights to acquire AXA ADRs.

        A summary of the activity in the option shares of the Holding Company and Alliance's option plans follows, including information about options outstanding and exercisable at December 31, 2001. Outstanding options at January 2, 2001 to acquire AXA ADRs reflect the conversion of 11.5 million share options of the Holding Company that remained outstanding following the above-described cash settlement made pursuant to the agreement for AXA's acquisition of the minority interest in the Holding Company's Common Stock. All information presented below as related to options to acquire AXA ADRs gives appropriate effect to AXA's May 2001 four-for-one stock split and the related changes in ADR parity for each Holding Company share option:

                                                       Holding Company                         Alliance
                                             ------------------------------------   --------------------------------
                                                   Common
                                                   Stock            Weighted                           Weighted
                                                    and             Average                            Average
                                                  AXA ADRs          Exercise            Units          Exercise
                                               (In Millions)         Price          (In Millions)       Price
                                             -----------------  -----------------   -------------- -----------------
        Holding Company Option Shares:
        Balance as of
          December 31, 1998......                 21.4              $22.00               12.3          $14.92
          Granted................                  4.3              $31.70                2.0          $30.18
          Exercised..............                 (2.4)             $13.26               (1.5)         $ 9.51
          Forfeited..............                  (.6)             $24.29                (.3)         $17.79
                                             -----------------                      --------------

        Balance as of
          December 31, 1999......                 22.7              $24.60               12.5          $17.95
          Granted................                  6.5              $31.06                4.7          $50.93
          Exercised..............                 (4.5)             $18.57               (1.7)         $10.90
          Forfeited..............                 (1.2)             $26.15                (.1)         $26.62
                                             -----------------                      --------------

        Balance as of
          December 31, 2000......                 23.5              $27.20               15.4          $28.73
                                             =================    ===============

        AXA ADR Option Shares:
        Balance as of
          January 2, 2001                         18.3              $21.65
          Granted................                 17.0              $31.55                2.5          $50.34
          Exercised..............                 (2.2)             $11.57               (1.7)         $13.45
          Forfeited..............                 (3.1)             $32.02                (.3)         $34.33
                                             -----------------                      --------------

          Balance as of
          December 31, 2001......                 30.0              $26.89               15.9          $33.58
                                             =================                      ==============

        Information about options outstanding and exercisable at December 31, 2001 follows:

                                            Options Outstanding                            Options Exercisable
                               ---------------------------------------------------   -----------------------------------
                                                   Weighted
                                                    Average         Weighted                               Weighted
              Range of             Number          Remaining        Average             Number              Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable          Exercise
               Prices          (In Millions)     Life (Years)        Price           (In Millions)           Price
        ---------------------- --------------- ----------------  ---------------     -----------------    --------------

              AXA ADRs
        ----------------------
        $ 6.325   -$ 9.01            1.9               2.25           $ 6.75              1.9                $ 6.75
        $10.195   -$14.30            2.2               5.69           $13.32              2.2                $13.34
        $15.995   -$22.84            5.2               7.29           $18.87              4.4                $18.74
        $26.095   -$33.025          15.7               6.58           $30.97              2.6                $26.78
        $36.03                       5.0               7.48           $36.03              5.0                $36.03
                               ---------------                                      ------------------
        $ 6.325   -$36.03           30.0               6.51           $26.89             16.1                $23.24
                               ===============                                      ==================

              Alliance
        ----------------------
        $   7.97  -$18.78            4.7               4.20           $12.92              4.3                $12.48
        $  22.50  -$27.31            2.5               6.94           $26.29              1.4                $26.30
        $  30.25  -$46.78            1.7               7.93           $30.30               .6                $30.25
        $  48.50  -$50.56            4.9               9.18           $49.36               .5                $48.50
        $  51.10  -$58.50            2.1               8.95           $53.78               .5                $53.75
                               ---------------                                      ------------------
        $   7.97  -$58.50           15.9               7.20           $33.57              7.3                $21.42
                               ===============                                      ==================

        AXA Financial's ownership interest in Alliance will continue to be reduced upon the exercise of unit options granted to certain Alliance employees. Options are exercisable over a period of up to ten years.

        In 2001, AXA Financial granted to one senior executive officer AXA ADRs having a value of $8.7 million on the effective date of the grant. The AXA ADRs vest over three years. In 2001, AXA Financial recognized $1.2 million in compensation and benefit expense relating to this program.

        In 1997, Alliance Holding established a long-term incentive compensation plan under which grants are made to key employees for terms established by Alliance Holding at the time of grant. These awards include options, restricted Alliance Holding units and phantom restricted Alliance Holding units, performance awards, other Alliance Holding unit based awards, or any combination thereof. At December 31, 2001, approximately
        12.4 million Alliance Holding units of a maximum 40.0 million units were subject to options granted and 25,500 Alliance Holding units were subject to awards made under this plan.

12)     RELATED PARTY TRANSACTIONS

        In December 2000, the Holding Company loaned AXA Merger $3.0 billion at an annual rate of 6.96% with principal and interest payable March 14, 2001. The loan proceeds were used to partially fund the AXA Financial minority interest buyout. Interest income totaled $5.3 million for 2000. As a result of its merger into the Holding Company, AXA Merger's obligation to repay this loan was extinguished in January 2001. This non-cash event resulted in a decrease in AXA Financial's consolidated shareholders' equity.

        In March 2001, the Holding Company borrowed from AXA $1.10 billion due March 30, 2001 under a renewable financing agreement. The proceeds were used to partially fund Federal income tax payments in first quarter 2001. Both interest of $3.8 million and principal were paid in 2001.

        In September 2001, Equitable Life loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

        The Holding Company, Equitable Life and Alliance, along with other AXA affiliates, participate in certain cost sharing and servicing agreements which include technology and professional development arrangements. Payments by AXA Financial to AXA totaled approximately $18.4 million in 2001.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by Alliance described below:

                                                                   2001               2000               1999
                                                             -----------------   ----------------  ------------------
                                                                                  (In Millions)
        Investment advisory and services fees..............  $     1,088.2       $     1,021.8     $       895.8
        Distribution revenues..............................          544.6               621.6             441.8
        Shareholder servicing fees.........................           87.2                85.6              62.3
        Other revenues.....................................           11.0                11.6               9.9
        Brokerage..........................................            9.0                 1.7               -

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

        The  effect  of  reinsurance   (excluding  group  life  and  health)  is
        summarized as follows:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Direct premiums.................................... $       990.0       $    1,103.8       $    1,039.5
        Reinsurance assumed................................         203.0              194.2              206.7
        Reinsurance ceded..................................        (173.1)            (123.0)             (69.1)
                                                            -----------------   ----------------   -----------------
        Premiums........................................... $     1,019.9       $    1,175.0       $    1,177.1
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded.......................... $        86.9       $       92.1       $       69.7
                                                            =================   ================   =================
        Policyholders' Benefits Ceded...................... $       370.3       $      239.2       $      155.6
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded................................... $        50.4       $       46.5       $       38.5
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

        At December 31, 2001 and 2000, respectively, reinsurance recoverables related to insurance contracts amounting to $2,233.7 million and $2,098.0 million, of which $1,060.4 million and $1,009.1 million relates to one specific reinsurer, are included in Other assets and reinsurance payables related to insurance contracts amounting to $798.5 million and $730.3 million are included in Other liabilities in the consolidated balance sheets.

        The Insurance Group cedes 100% of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $444.2 million and $487.7 million at December 31, 2001 and 2000, respectively.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers. The Insurance Group also assumes accident, health, aviation and space risks by participating in various reinsurance pools. Reinsurance assumed reserves at December 31, 2001 and 2000 were $540.2 million and $515.0 million, respectively.

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

        Components of net periodic pension credit for the qualified and non-qualified plans were as follows:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost.......................................  $        40.7       $       37.2       $       36.7
        Interest cost on projected benefit obligations.....          152.0              146.4              133.3
        Expected return on assets..........................         (218.9)            (223.3)            (189.8)
        Net amortization and deferrals.....................            5.9                5.4                7.4
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension Credit........................  $       (20.3)      $      (34.3)      $      (12.4)
                                                            =================   ================   =================

        The plans' projected benefit obligations under the qualified and non-qualified plans was comprised of:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Benefit obligations, beginning of year.................................  $    2,024.6       $    1,948.9
        Service cost...........................................................          35.7               32.2
        Interest cost..........................................................         152.0              146.4
        Actuarial losses (gains)...............................................         114.0               27.3
        Benefits paid..........................................................        (141.7)            (130.2)
                                                                                ----------------   -----------------
        Benefit Obligations, End of Year.......................................  $    2,184.6       $    2,024.6
                                                                                ================   =================

        The change in plan assets and the funded status of the qualified and non-qualified pension plans was as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Plan assets at fair value, beginning of year........................... $     2,113.8      $     2,343.6
        Actual return on plan assets...........................................        (147.9)            (115.7)
        Contributions..........................................................           -                  -
        Benefits paid and fees.................................................        (126.4)            (114.1)
                                                                                ----------------   -----------------
        Plan assets at fair value, end of year.................................       1,839.5            2,113.8
        Projected benefit obligations..........................................       2,184.6            2,024.6
                                                                                ----------------   -----------------
        (Underfunding) excess of plan assets over projected benefit
          obligations..........................................................        (345.1)              89.2
        Unrecognized prior service cost........................................          (7.3)              (2.8)
        Unrecognized net (gain) loss from past experience different
          from that assumed....................................................         641.9              162.2
        Unrecognized net asset at transition...................................          (1.6)              (1.7)
        Additional minimum pension liability...................................         (61.1)               -
                                                                                ----------------   -----------------
        Prepaid Pension Cost, Net.............................................. $       226.8      $       246.9
                                                                                ================   =================

        The prepaid pension cost for pension plans with assets in excess of projected benefit obligations was $544.5 million and $483.5 million and the accrued liability for pension plans with accumulated benefit obligations in excess of plan assets was $317.7 million and $236.6 million at December 31, 2001 and 2000, respectively.

        The pension plan assets include corporate and government debt securities, equity securities, equity real estate and shares of group trusts managed by Alliance. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.25% and 7.19%, respectively, at December 31, 2001 and 7.75% and 7.19%, respectively, at December 31, 2000. As of January 1, 2001 and 2000, the expected long-term rate of return on assets for the retirement plan was 10.25% and 10.5%, respectively.

        AXA Financial recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $13.7 million, $13.3 million and $16.1 million, net of Federal income taxes, at December 31, 2001, 2000 and 1999, respectively, primarily representing the excess of the accumulated benefit obligation of the non-qualified pension plan over the accrued liability and an intangible pension asset of $39.0 million at December 31, 2001, representing the amount of unrecognized prior service cost, which is reported in Other assets. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $352.0 million and $30.3 million, respectively, at December 31, 2001 and $285.3 million and $34.7 million, respectively, at December 31, 2000.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $27.3 million, $28.7 million and $30.2 million for 2001, 2000 and 1999, respectively.

        AXA Financial provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from AXA Financial (i) on or after attaining age 55 who have at least 10 years of service or (ii) on or after attaining age 65 or (iii) whose jobs have been abolished and who have attained age 50 with 20 years of service. The life insurance benefits are related to age and salary at retirement. AXA Financial continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 2001, 2000 and 1999, AXA Financial made estimated postretirement benefits payments of $32.5 million, $39.3 million and $29.5 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in AXA Financial's consolidated financial statements:

                                                                  2001               2000                1999
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Service cost....................................... $         4.8       $         4.8      $         4.7
        Interest cost on accumulated postretirement
          benefits obligation..............................           31.8               35.5               34.4
        Unrecognized prior service costs...................            -                  -                 (7.0)
        Net amortization and deferrals.....................           (4.4)              (3.2)               8.4
                                                            -----------------   ----------------   -----------------
        Net Periodic Postretirement Benefits Costs......... $         32.2      $        37.1      $        40.5
                                                            =================   ================   =================

                                                                                         December 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Accumulated postretirement benefits obligation, beginning
          of year.............................................................. $       476.0      $       471.0
        Service cost...........................................................           4.8                4.8
        Interest cost..........................................................          31.8               35.5
        Contributions and benefits paid........................................         (32.5)             (39.3)
        Actuarial (gains) losses...............................................         (41.5)               4.0
                                                                                ----------------   -----------------
        Accumulated postretirement benefits obligation, end of year............         438.6              476.0
        Unrecognized prior service cost........................................          21.5               19.9
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions....................         (50.7)             (86.2)
                                                                                ----------------   -----------------
        Accrued Postretirement Benefits Cost................................... $       409.4      $       409.7
                                                                                ================   =================



        Since January 1, 1994, costs to AXA Financial for providing these medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 10.0% in 2001, gradually declining to 5% in the year 2011, and in 2000 was 7.0%, gradually declining to 4.25% in the year 2010. The discount rate used in determining the accumulated postretirement benefits obligation was 7.25% and 7.75% at December 31, 2001 and 2000, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 2001 would be increased .02%. The effect of this change on the sum of the service cost and interest cost would be an increase of .9%. If the health care cost trend rate assumptions were decreased by 1% the accumulated postretirement benefits obligation as of December 31, 2001 would be decreased by 5.5%. The effect of this change on the sum of the service cost and interest cost would be a decrease of 1.5%.

        Alliance maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of AXA Financial, is obligated to make capital contributions to Alliance in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, Alliance agreed to invest $96.0 million per annum for three years to fund open market purchases of Alliance Holding units or money market funds in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or were hired to replace them. AXA Financial has recorded compensation and benefit expenses in connection with the plans totaling $58.1 million, $29.8 million and $13.8 million for 2001, 2000 and 1999, respectively (including $34.6 million and $6.8 million for 2001 and 2000, respectively, relating to the Bernstein deferred compensation plan).

15)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Various derivative financial instruments are used to achieve this objective, including interest rate caps and floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments. In addition, AXA Financial periodically enters into forward and futures contracts to hedge certain equity exposures. Also, AXA Financial has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of guaranteed minimum income benefit features contained in certain annuity contracts issued by AXA Financial.

        As earlier described in Note 2 of Notes to Consolidated Financial Statements, AXA Financial adopted SFAS No. 133, as amended, on January 1, 2001. Consequently, all derivatives outstanding at December 31, 2001 are recognized on the balance sheet at their fair values. The outstanding notional amounts of derivative financial instruments purchased and sold were $6,675.0 million and $.3 million, respectively, at December 31, 2001. These amounts principally consist of interest rate cap contracts of Equitable Life that have a total fair value at December 31, 2001 of $13.6 million. At December 31, 2001 and during the year then ended, there were no hybrid instruments that required bifurcation of an embedded derivative component under the provisions of SFAS No. 133.

        All gains and losses on derivative financial instruments utilized by the Company in 2001 are reported in earnings for the current year as none of the derivatives were designated to qualifying hedging relationships under SFAS No. 133 either at initial adoption of the Statement or at inception of the contracts. Gross gains and gross losses recognized on derivative positions was $27.5 million and $20.2 million, respectively, for 2001.

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 2001 and 2000.

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

        The carrying value and estimated fair value for financial instruments not previously disclosed in Notes 3, 7, 8 and 9 are presented below:

                                                                           December 31,
                                                --------------------------------------------------------------------
                                                              2001                               2000
                                                ---------------------------------  ---------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                    Value          Fair Value          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
        Consolidated AXA Financial:
        Mortgage loans on real estate.......... $     4,333.3    $      4,438.7    $      4,712.6    $     4,767.0
        Other limited partnership interests....         701.9             701.9             834.9            834.9
        Policy loans...........................       4,100.7           4,476.4           4,034.6          4,290.0
        Policyholders' account balances -
          investment contracts.................      12,256.4          12,514.0          11,488.8         11,663.8
        Long-term debt.........................       2,696.2           2,809.9           2,354.0          2,362.3

        Closed Block:
        Mortgage loans on real estate.......... $     1,514.4    $      1,532.6    $      1,581.8    $     1,582.6
        Other equity investments...............          24.4              24.4              34.4             34.4
        Policy loans...........................       1,504.4           1,664.8           1,557.7          1,667.6
        SCNILC liability.......................          18.2              18.1              20.2             20.1

        Other Discontinued Operations:
        Mortgage loans on real estate.......... $       160.3    $        171.6    $        330.9    $       347.7
        Fixed maturities.......................         559.6             559.6             336.5            336.5
        Other equity investments...............          22.3              22.3              43.1             43.1
        Guaranteed interest contracts..........          18.8              16.1              26.4             23.4
        Long-term debt.........................         101.7             101.7             101.8            101.7


16)     COMMITMENTS AND CONTINGENT LIABILITIES

        From time to time, AXA Financial has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2001, these arrangements include commitments by AXA Financial, under certain conditions, to make capital contributions of up to $8.5 million to affiliated real estate joint ventures and to provide equity financing to certain limited partnerships of $274.9 million. Management believes AXA Financial will not incur any material losses as a result of these commitments.

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

        The Insurance Group had $10.5 million of letters of credit outstanding at December 31, 2001.

        AXA Financial entered into continuity agreements with certain executives of AXA Financial in connection with AXA's minority interest acquisition. The remaining continuity agreements generally provide cash severance payments ranging from 1.5 times to 2 times an executive's base salary plus bonus and other benefits. Such cash severance payments will generally be made if an executive's employment is terminated at any time within two years from December 27, 2000 for any reason other than the executive's death, disability, retirement or for cause, or if the executive resigns for good reason as defined in the agreements. In connection with cost reduction programs initiated in 2001, expenses related to continuity agreements, severance, benefits and outplacement were recorded, totaling $126.1 million related to the home office initiative and $24.5 million related to the field restructuring initiative. At December 31, 2001, in the event the remaining covered executives' employment terminates under the circumstances described above, cash severance payments that would be payable under these continuity agreements approximate $30.0 million.

17)     LITIGATION

        A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997, but whose existence continues for certain limited purposes, including the defense of litigation) and EOC, like other life and health insurers, from time to time are involved in such litigations. Among litigations against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following five paragraphs.

        In January 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO between September 30, 1991 and January 3, 1996. The amended complaint alleges that Equitable Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. In May 1999, the Magistrate Judge issued a Report and Recommendation recommending that the District Judge deny Equitable Life's and EVLICO's motion for summary judgment and grant plaintiffs' motion for class certification. In July 1999, Equitable Life and EVLICO filed Objections to the Report and Recommendation and urged that the District Judge reject the Magistrate's recommendations and grant Equitable Life's and EVLICO's motion for summary judgment and deny plaintiffs' motion for class certification. In October 2000, the District Judge affirmed the Magistrate's Report and Recommendation and, accordingly, denied Equitable Life's and EVLICO's motion for summary judgment and granted plaintiffs' motion for class certification. In May 2001, with permission of the United States Court of Appeals for the Eleventh Circuit, Equitable Life and EVLICO appealed the District Court's order. Oral argument is scheduled for March 2002.

        In March 2000, an action entitled Brenda McEachern v. The Equitable Life Assurance Society of the United States and Gary Raymond, Jr. was commenced against Equitable Life and one of its agents in Circuit Court, Mobile County, Alabama, and asserts claims under state law. The action was brought by an individual who alleges that she purchased a variable annuity from Equitable Life in 1997. The action purports to be on behalf of a class consisting of all persons who from January 1, 1989 (i) purchased a variable annuity from Equitable Life to fund a qualified retirement plan, (ii) were charged allegedly unnecessary fees for tax deferral for variable annuities held in qualified retirement accounts, or (iii) were sold a variable annuity while owning a qualified retirement plan from Equitable Life. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. Plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court for the Southern District of Alabama and filed a motion to dismiss the complaint, and plaintiff filed a motion to remand the case to state court. The court has permitted limited discovery on the issue of whether the Securities Litigation Uniform Standards Act applies. In November 2001, plaintiff filed a motion for leave to join additional plaintiffs.

        In June 2000, an action entitled Raymond Patenaude v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Superior Court of California, County of San Diego. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of
        California under California consumer protection statutes and also asserts individual common-law claims. On behalf of the named plaintiff and the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising. On behalf of the named plaintiff alone, the complaint alleges claims for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. In July 2000, the defendants removed the case to the United States District Court for the Southern District of California and filed a motion to dismiss the complaint. In October 2000, the District Court granted defendants' motion to dismiss the action. In November 2000, the plaintiff appealed; the appeal is fully briefed.

        In October 2000, an action entitled Sham Malhotra, et al. v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The
        complaint  alleges  that  the  defendants   engaged  in  fraudulent  and
        deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law ("GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York, and thereafter filed a motion to dismiss. Plaintiffs filed a motion to remand the case to state court. In September 2001, the District Court issued a decision granting defendants' motion to dismiss and denying plaintiffs' motion to remand, and judgment was entered in favor of the defendants. In October 2001, plaintiffs filed a motion seeking leave to reopen the case for the purpose of filing an amended complaint. In addition, plaintiffs filed a new complaint in the District Court, alleging a similar class and similar facts. The new complaint asserts causes of action for violations of Federal securities laws in addition to the state law causes of action asserted in the previous complaint. In January 2002, the defendants filed a motion to dismiss the new action.

        Between June 2000 and December 2001 twelve lawsuits were filed in the state courts of Mississippi (the "Mississippi Actions") by more than 70 plaintiffs naming as defendants Equitable Life, EVLICO, EOC and various present and former individual sales agents associated with Equitable Life, EVLICO and/or EOC. The actions arise from the purchase by each of the plaintiffs of various types of life insurance policies from Equitable Life, EVLICO and/or EOC. The policies at issue include term, variable and whole life policies purchased as early as 1954. The actions allege misrepresentations in connection with the sale of life insurance policies including that the defendants misrepresented the stated number of years that premiums would need to be paid. Plaintiffs assert claims for breach of contract, fraud, fraudulent inducement, misrepresentation, conspiracy, negligent supervision and other tort claims. Plaintiffs seek unspecified compensatory and punitive damages. The parties are engaged in discovery in each of the pending actions.

        In October 2000, an action entitled American National Bank and Trust Company of Chicago, as trustee f/b/o Emerald Investments LP and Emerald Investments LP v. AXA Client Solutions, LLC; The Equitable Life
        Assurance Society of the United States; and AXA Financial, Inc. was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants (i) in connection with certain annuities issued by Equitable Life breached an agreement with the plaintiffs involving the execution of mutual fund transfers, and (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek unspecified lost profits and injunctive relief, punitive damages and attorneys' fees. Plaintiffs also seek return of the withdrawal charges. In February 2001, the District Court granted in part and denied in part defendants' motion to dismiss the complaint. In March 2001, plaintiffs filed an amended complaint. The District Court granted defendants' motion to dismiss AXA Client Solutions and the Holding Company from the amended complaint, and dismissed the conversion claims in June 2001. The District Court denied defendants' motion to dismiss the remaining claims. Equitable Life has answered the amended complaint.

        On September 12, 1997, the United States District Court for the Northern District of Alabama, Southern Division, entered an order certifying James Brown as the representative of a class consisting of "[a]ll African-Americans who applied but were not hired for, were discouraged from applying for, or would have applied for the position of Sales Agent in the absence of the discriminatory practices, and/or procedures in the [former] Southern Region of AXA Financial from May 16, 1987 to the present." The second amended complaint in James W. Brown, on behalf of others similarly situated v. The Equitable Life Assurance Society of the United States alleges, among other things, that Equitable Life discriminated on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs sought a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. The court referred the case to mediation, pursuant to which the parties reached a proposed settlement agreement in November 2000. In connection therewith, the case was dismissed in the United States District Court for the Northern District of Alabama, Southern Division and refiled in the United States District Court for the Northern District of Georgia, Atlanta Division. The final settlement required notice to be given to class members and was subject to court approval. A hearing was held in January 2002 and thereafter, an order was entered approving the settlement.

        In November 1997, an amended complaint was filed in Peter Fischel, et al. v. The Equitable Life Assurance Society of the United States alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. In March 1999, the United States District Court for the Northern District of California entered an order certifying a class consisting of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Oral argument on this appeal was heard in November 2001. In May 2001, plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. Equitable Life answered the complaint in June 2001. In September 2001, Equitable Life filed a motion for summary judgment on all of plaintiffs' claims, and plaintiffs filed a motion for partial summary judgment on all claims except their claim for breach of fiduciary duty.

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

        In September 1999, a complaint was filed in an action entitled R.S.M. Inc., et al. v. Alliance Capital Management L.P., et al. in the Chancery Court of the State of Delaware. The action was brought on behalf of a purported class of owners of limited partnership units of Alliance Capital Management Holding L.P. ("Alliance Holding") challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, four Alliance Holding executives, the general partner of Alliance Holding and Alliance, which is a wholly owned indirect subsidiary of Equitable Life, and Alliance, which is the operating partnership whose units are not publicly traded. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege, inter alia, inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding. The complaint seeks, inter alia, payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. In August 2000, plaintiffs filed a first amended and supplemental class action complaint. The amended complaint alleges in connection with the reorganization that, inter alia, the partnership agreement of Alliance Holding was not validly amended, the reorganization of Alliance Holding was not validly effected, the information disseminated to holders of units of limited partnership interests in Alliance Holding was materially false and misleading,  and the  defendants  breached  their  fiduciary  duties  by structuring the reorganization in a manner that was grossly unfair to plaintiffs. Plaintiffs seek declaratory, monetary and injunctive relief relating to the allegations contained in the amended complaint. In September 2000, all defendants other than Robert H. Joseph, Jr., filed an answer to the amended complaint denying the material allegations contained therein. In lieu of joining in the answer to the amended complaint, Mr. Joseph filed a motion to dismiss in September 2000. In November 2000, defendants, other than Mr. Joseph, filed a motion to dismiss the amended complaint. In December 2000, plaintiffs filed a motion for partial summary judgment on the claim that the Alliance Holding partnership agreement was not validly amended. In April 2001, the Chancery Court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the partnership agreement of Alliance Holding was not validly amended was one of the claims dismissed. In October 2001, a memorandum of understanding was executed, setting forth the terms of a settlement in principle, and in December 2001, a stipulation of settlement was filed with the Delaware Court of Chancery. The settlement is subject to a number of conditions, including preparation of definitive documentation and approval, after a hearing, by the Delaware Court of Chancery.

        Subsequent to the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of AXA Financial common stock that it did not already own, the following fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery: Fred Buff v. AXA Financial, Inc., et al., Sarah Wolhendler v. Claude Bebear, et al.; Jerome and Selma Stone v. AXA Financial, Inc., et al.; Louis Deranieri
        v. AXA Financial, Inc., et al.; Maxine Phillips v. AXA Financial, Inc., et al.; Ruth Ravnitsky v. AXA Financial, Inc., et al.; Richard Kager v. AXA Financial, Inc., et al.; Mortimer Cohen v. AXA Financial, Inc., et al.; Lee Koneche, et al. v. AXA Financial, Inc., et al.; Denver Employees Retirement Plan v. AXA Financial, Inc., et al.; Harry Hoffman
        v. AXA Financial, Inc., et al.; Joseph Villari v. AXA Financial, Inc., et al.; Max Boimal v. AXA Financial, Inc., et al.; and Jay Gottlieb v. AXA Financial, Inc., et al. AXA Financial, AXA, and directors and/or officers of AXA Financial are named as defendants in each of these lawsuits. The various plaintiffs each purport to represent a class consisting of owners of AXA Financial common stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of AXA Financial. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. The Delaware suits have been consolidated under the name In re AXA Financial, Inc. Shareholders Litigation. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action; it is captioned Harbor Finance Partners v. AXA Financial, Inc., et al. In December 2000, the parties to the Delaware suits reached a proposed agreement for settlement and executed a memorandum of understanding. Shortly thereafter, agreement was reached with the plaintiff in the New York suit to stay proceedings in New York and to participate in and be bound by the terms of the settlement of the Delaware suits. In November 2001, the parties filed a stipulation of settlement with the Delaware Court of Chancery. The settlement, which does not involve any payment by AXA Financial, is subject to conditions, including approval, after a hearing, by the Delaware Court of Chancery. The hearing on the settlement is scheduled for March 2002.

        Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, four putative class action lawsuits were filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the sale of DLJ because the transaction did not include the sale of DLJdirect tracking stock. These actions are captioned Irvin Woods, et al. v. Joe L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; Andrew Loguercio v. Joe L. Roby, et al.; and Robert Holschen v. Joe
        L. Roby, et al. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. Named as defendants are AXA Financial, DLJ and the DLJ directors. The complaints assert claims for breaches of fiduciary duties, for violation of class members' voting rights under 8 Del. C. ss.242, and for breach of implied contractual promise, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The parties in these cases have agreed to extend the time for defendants to respond to the complaints.

        Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, a putative class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Siamac Sedighim
        v. Donaldson, Lufkin & Jenrette, Inc., et al. This action challenges the sale of DLJ (for omitting the DLJdirect tracking stock) and also alleges Federal securities law claims relating to the initial public offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by the sale of DLJ (with respect to all other claims). Named as defendants are AXA Financial, Equitable Life, AXA, DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse Group, Diamond Acquisition Corp., and DLJ's directors. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. In February 2001, defendants moved to dismiss the complaint and in October 2001, the court granted defendants' motion, dismissing all claims based on Federal law with prejudice and dismissing all claims based on state law on jurisdictional grounds, and entered judgment for the defendants. The plaintiffs did not file a notice of appeal, and their time to appeal has expired.

        In April 2001, a putative class action entitled David Uhrik v. Credit Suisse First Boston (USA), Inc., et al. was filed in Delaware Court of Chancery on behalf of the holders of CSFBdirect tracking stock (formerly known as DLJdirect tracking stock). Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. The Uhrik action, along with the actions captioned Irvin Woods, et al. v. Joe L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; Andrew Loguercio v. Joe L. Roby, et al.; and Robert Holschen v. Joe. L. Roby, et al., are among the actions that have been consolidated under the caption In re CSFBdirect Tracking Stock Shareholders Litigation. In May 2001, the Delaware Court of Chancery ordered that the Uhrik complaint be the operative complaint in the consolidated actions. A memorandum of understanding outlining the terms of a proposed settlement was executed in July 2001. It is anticipated that a stipulation of settlement will be filed with the Delaware Court of Chancery in or before March 2002. The proposed settlement, which does not involve any payment by AXA Financial, is subject to a number of conditions, including confirmatory discovery and approval, after a hearing, by the Delaware Court of Chancery.

        In April 2001, an amended class action complaint entitled Miller, et al.
        v. Mitchell Hutchins Asset Management, Inc., et al. was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. ("AFD"), a wholly owned subsidiary of Alliance, and other defendants alleging violations of the Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including Premier Growth Fund, Alliance Health Care Fund, Alliance
        Growth Fund, Alliance Quasar Fund, Alliance Fund and Alliance Disciplined Value Fund. The amended complaint alleges principally that
        (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition.

        On December 7, 2001 a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Benak Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Alliance Premier Growth ("Premier Growth Fund") alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance served as a director of Enron Corp. ("Enron") when Premier Growth Fund purchased shares of Enron and as a consequence thereof, the investment advisory fees paid to Alliance by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of fees paid by Premier Growth Fund to Alliance during the twelve months preceding the lawsuit. On December 21, 2001 a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Roy Complaint") was filed in Federal District Court in the Middle District of Florida, Tampa Divisions, against Alliance and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On December 26, 2001 a compliant entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Roffe Complaint") was filed in the Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Tatem Complaint") was filed in the Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. Alliance believes the plaintiffs' allegations in the Benak Complaint, Roy Complaint, Roffe Complaint and Tatem Complaint are without merit and intends to vigorously defend against these allegations. At the present time Alliance's management is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance's results of operations or financial condition.

        Although the outcome of litigation generally cannot be predicted with certainty, AXA Financial's management believes that (i) the settlement of the Brown, R.S.M., In re AXA Financial, Inc. Shareholders Litigation and the Uhrik litigations will not have a material adverse effect on the consolidated financial position or results of operations of AXA Financial and (ii) the ultimate resolution of the other litigations described above should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

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

18)     LEASES

        AXA Financial has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable operating leases for 2002 and the four successive years are $114.6 million, $107.3 million, $112.9 million, $100.5 million, $84.4 million and $921.0 million thereafter. Minimum future sublease rental income on these noncancelable operating leases for 2002 and the four successive years is $6.0 million, $4.6 million, $4.6 million, $4.6 million, $3.1 million and $21.1 million thereafter.

        At December 31, 2001, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2002 and the four successive years is $80.3 million, $86.8 million, $82.9 million, $77.0 million, $75.4 million and $601.6 million thereafter.

        AXA Financial has entered into capital leases for certain information technology equipment. Future minimum payments under noncancelable capital leases for 2002 and the three successive years are $4.9 million, $4.6 million, $2.7 million and $.9 million.

19)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit Equitable Life to pay shareholder dividends not greater than $544.0 million during 2002. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2001, 2000 and 1999, the Insurance Group statutory net income totaled $547.7 million, $1,068.6 million and $547.0 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $6,100.4 million and $6,226.5 million at December 31, 2001 and 2000, respectively. In 2001, 2000 and 1999, respectively, $1.7 billion, $250.0 and $150.0 million in dividends were paid to the Holding Company by Equitable Life.

        At December 31, 2001, the Insurance Group, in accordance with various government and state regulations, had $23.5 million of securities deposited with such government or state agencies.

        In 1998 the NAIC approved a codification of statutory accounting practices ("Codification"), which provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life and Equitable of Colorado became subject to Codification rules for all state filings upon adoption of Codification by the respective states.

        On December 27, 2000, an emergency rule was issued by the New York Insurance Department ("NYID"), which adopted Codification in New York effective on January 1, 2001 except where the guidance conflicted with New York Law. Equitable Life is required to prepare the Quarterly and Annual Statements and Audited financial statements in accordance with New York rules and regulations which are filed in all states. Differences between the New York regulations and Codification consist of the accounting for deferred taxes and goodwill.

        The implementation of Codification resulted in a $1,630.9 million increase to surplus and capital stock, principally due to the $1,660.8 million valuation adjustment related to Alliance.

        The NYID is currently expected to adopt Codification's accounting for deferred income taxes and goodwill effective in 2002. The impact of adopting the deferred tax accounting is estimated to be a $363.6 million decrease to surplus and capital stock at December 31, 2001.

        The application of the Codification rules as adopted by the State of Colorado had no significant effect on Equitable Life or Equitable of Colorado.

        The NYID requires quarterly disclosure reconciling both net income and capital and surplus between practices prescribed and permitted by the State of New York and the January 1, 2001 NAIC Accounting Practices and Procedures manual. The 2001 reconciliation for Equitable Life follows:

                                                                                                December 31, 2001
                                                                                               -------------------
                                                                                                (In Millions)
        Net Income, State of New York basis................................................... $         543.7
        Prescribed Practices..................................................................             -
        Permitted Practices...................................................................             -
                                                                                               -------------------

        Net Income, NAIC Basis................................................................ $         543.7
                                                                                               ===================

        Statutory surplus and capital stock, State of New York basis.......................... $       5,446.0
        Prescribed Practices:
            Deferred tax liability............................................................          (363.6)
        Permitted practices...................................................................             -
                                                                                               -------------------

        Statutory Surplus and Capital Stock, NAIC Basis....................................... $       5,082.4
                                                                                               ===================

        The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholders' equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies;
        (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) Federal income taxes are generally accrued under SAP based upon revenues and expenses in the Federal income tax return while under GAAP deferred taxes provide for timing differences between recognition of revenues and expenses for financial reporting and income tax purposes; (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance and Alliance Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; and
        (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The following reconciles the Insurance Group's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with net earnings and equity on a GAAP basis.

                                                                   2001               2000                1999
                                                             -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Net change in statutory surplus and
          capital stock....................................  $       104.1       $    1,321.4       $      848.8
        Change in asset valuation reserves.................         (230.2)            (665.5)              (6.3)
                                                             -----------------   ----------------   -----------------
        Net change in statutory surplus, capital stock
          and asset valuation reserves.....................         (126.1)             655.9              842.5
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................          278.7              262.6              (80.4)
          DAC..............................................          458.5              469.1              198.2
          Deferred Federal income taxes....................         (354.8)            (127.3)            (154.3)
          Valuation of investments.........................           67.9             (134.8)              21.5
          Valuation of investment subsidiary...............       (1,507.9)             (29.2)            (133.6)
          Limited risk reinsurance.........................            -                  -                128.4
          Dividends paid to the AXA Financial.............         1,700.0              250.0              150.0
          Capital contribution.............................            -                  -               (470.8)
          Stock option expense related to AXA's minority
            interest acquisition...........................            -               (493.9)               -
          Other, net.......................................          135.8              448.8              253.8
          GAAP adjustments of Other Discontinued
            Operations.....................................           (5.1)              54.3               51.3
                                                             -----------------   ----------------   -----------------
        Net Earnings of the Insurance Group................  $       647.0       $    1,355.5       $      806.6
                                                             =================   ================   =================

                                                                                  December 31,
                                                             --------------------------------------------------------
                                                                   2001               2000                1999
                                                             -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Statutory surplus and capital stock................  $     5,446.0       $    5,341.9       $    4,020.5
        Asset valuation reserves...........................          654.4              884.6            1,550.1
                                                             -----------------   ----------------   -----------------
        Statutory surplus, capital stock and asset
          valuation reserves...............................        6,100.4            6,226.5            5,570.6
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................       (1,120.7)          (1,399.4)          (1,662.0)
          DAC..............................................        5,513.7            5,128.8            4,928.6
          Deferred Federal income taxes....................       (1,252.2)            (640.7)            (223.5)
          Valuation of investments.........................          635.9              140.2             (717.3)
          Valuation of investment subsidiary...............       (2,590.8)          (1,082.9)          (1,891.7)
          Limited risk reinsurance.........................            -                  -                (39.6)
          Issuance of surplus notes........................         (539.4)            (539.1)            (539.1)
          Other, net.......................................          942.6              776.2              501.5
          GAAP adjustments of Other Discontinued
            Operations.....................................         (123.8)            (164.3)            (160.0)
                                                             -----------------   ----------------   -----------------
        Equity of the Insurance Group......................  $     7,565.7       $    8,445.3       $    5,767.5
                                                             =================   ================   =================

20)     BUSINESS SEGMENT INFORMATION

        AXA Financial's operations consist of Financial Advisory/Insurance and Investment Management. AXA Financial's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

        The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, annuity products, mutual fund asset management accounts and other investment products to individuals and small groups and provides financial planning services for individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products.

        The Investment Management segment principally includes Alliance. Alliance provides diversified investment management and related services globally to a broad range of clients including: (a) institutional clients, including pension funds, endowments and domestic and foreign financial institutions, (b) private clients, including high net worth individuals, trusts and estates and charitable foundations, (c) individual investors, principally through a broad line of mutual funds, and (d) institutional investors by means of in-depth research, portfolio strategy and other services. This segment also includes institutional Separate Accounts that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $116.6 million, $153.2 million and $75.6 million for 2001, 2000 and 1999, respectively, are included in total revenues of the Investment Management segment.

        The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                   2001               2000               1999
                                                             -----------------   ----------------  ------------------
                                                                                 (In Millions)
        Segment revenues:
        Financial Advisory/Insurance......................   $    4,912.4        $    4,754.1      $     5,234.0
        Investment Management.............................        3,000.3             2,523.6            1,875.7
        Consolidation/elimination.........................          (90.0)             (120.4)             (32.4)
                                                             -----------------   ----------------  ------------------
       Total Revenues.....................................   $    7,822.7        $    7,157.3      $     7,077.3
                                                             =================   ================  ==================

        Segment earnings (loss) from continuing operations
          before Federal incometaxes and minority
          interest:
        Financial Advisory/Insurance......................   $      401.5        $     (642.4)     $       513.4
        Investment Management.............................          492.7               542.8              462.6
                                                             -----------------   ----------------  ------------------
        Total Earnings (Loss) from Continuing
          Operations before Federal Income Taxes
          and Minority Interest...........................   $      894.2        $      (99.6)     $       976.0
                                                             =================   ================  ==================

                                                                                 December 31,
                                                             --------------------------------------------------------
                                                                   2001               2000               1999
                                                             -----------------   ----------------  ------------------
                                                                                  (In Millions)
       Assets:
       Financial Advisory/Insurance.......................   $   84,951.9        $   91,685.0      $    87,213.9
       Investment Management..............................       16,031.3            17,672.3           11,902.4
       Consolidation/elimination..........................          (74.1)              (96.5)           2,477.5
                                                             -----------------   ----------------  ------------------
       Total Assets.......................................   $  100,909.1        $  109,260.8      $   101,593.8
                                                             =================   ================  ==================

        Assets in the consolidation/elimination line at December 31, 1999 included the net assets of the discontinued Investment Banking and Brokerage segment.

21)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2001 and 2000 are summarized below:

                                                                       Three Months Ended
                                             ------------------------------------------------------------------------
                                                 March 31          June 30         September 30        December 31
                                             ---------------   ---------------   ----------------   -----------------
                                                                         (In Millions)
        2001
        Total Revenues...................... $    2,078.3      $   1,942.1       $    1,835.6       $    1,966.7
                                            ===============   ===============   ================   =================

        Earnings from Continuing
          Operations........................ $      195.9      $      72.1       $       51.9       $       64.5
                                             ===============   ===============   ================   =================

        Net Earnings........................ $      202.4      $      70.3       $       51.4       $      100.7
                                             ===============   ===============   ================   =================

        2000
        Total Revenues...................... $    1,854.1      $   1,944.6       $    1,993.9       $    1,364.7
                                             ===============   ===============   ================   =================

        Earnings (Loss) from Continuing
          Operations........................ $      134.7      $     192.7       $      193.1       $     (857.8)
                                             ===============   ===============   ================   =================

        Net Earnings (Loss) ................ $      298.6      $     291.1       $     (106.4)      $    1,932.1
                                             ===============   ===============   ================   =================

22)     PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        Assuming the Bernstein acquisition had occurred on January 1, 1999, revenues for AXA Financial, Inc. would have been $6.72 billion and $6.81 billion for 2000 and 1999, respectively, on a pro forma basis. The impact of the acquisition on net earnings on a pro forma basis would not have been material.

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

                      Report of Independent Accountants on
                   Consolidated Financial Statement Schedules


To the Board of Directors of
AXA Financial, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2002, except as to note 17, for which the date is February 28, 2002, appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(A)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York

February 6, 2002, except as to Note 17,
for which the date is February 28, 2002

                               AXA FINANCIAL, INC.
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001

                                                                               Estimated           Carrying
Type of Investment                                          Cost (A)           Fair Value           Value
------------------                                       ----------------   -----------------  -----------------
                                                                             (In Millions)
Fixed maturities:
   U.S. government, agencies and authorities...........  $     1,113.5      $      1,174.3     $      1,174.3
   State, municipalities and political subdivisions....          138.9               144.4              144.4
   Foreign governments.................................          143.1               157.7              157.7
   Public utilities....................................        2,047.4             2,089.0            2,089.0
   All other corporate bonds...........................       19,026.5            19,392.2           19,392.2
   Redeemable preferred stocks.........................          404.7               397.4              397.4
                                                         ----------------   -----------------  -----------------
   Total fixed maturities..............................       22,874.1            23,355.0           23,355.0
                                                         ----------------   -----------------  -----------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............           64.8                66.5               66.5
Mortgage loans on real estate..........................        4,333.3             4,438.7            4,333.3
Real estate............................................          317.3               XXX                317.3
Real estate acquired in satisfaction of debt...........          376.5               XXX                376.5
Real estate joint ventures.............................          181.9               XXX                181.9
Policy loans...........................................        4,100.7             4,476.4            4,100.7
Other limited partnership interests....................          701.9               701.9              701.9
Other invested assets..................................          741.4               741.4              741.4
                                                         ----------------   -----------------  -----------------

Total Investments......................................  $    33,691.9      $     33,779.9     $     34,174.5
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

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2001 AND 2000

                                                                              2001                  2000
                                                                        -----------------     ----------------
                                                                                   (In Millions)
ASSETS
Investment in consolidated subsidiaries................................ $       7,983.2       $      8,984.1
Fixed maturities available for sale, at estimated fair value
    (amortized costs, $79.5 and $51.5).................................            81.0                 51.5
Fixed maturities held to maturity, at amortized cost
    (estimated fair value $56.4).......................................             -                   52.0
Other invested assets..................................................            23.7                 32.7
                                                                        -----------------     ----------------
      Total investments................................................         8,087.9              9,120.3
Cash and cash equivalents..............................................           134.7                292.7
Loans to affiliates....................................................             -                3,000.0
Intangible assets, net.................................................           558.2                540.1
Federal income taxes receivable........................................           362.4                  -
Other assets...........................................................           421.5                388.7
                                                                        -----------------     ----------------
Total Assets........................................................... $       9,564.7       $     13,341.8
                                                                        =================     ================

LIABILITIES
Short-term and long-term debt.......................................... $       1,506.6       $      1,802.0
Federal income taxes payable...........................................             -                  664.8
Liability associated with AXA minority interest acquisition............             -                  349.9
Liability for employee benefit plans...................................           905.6                714.4
Accrued liabilities....................................................           327.9                303.6
                                                                        -----------------     ----------------
      Total liabilities................................................         2,740.1              3,834.7
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY
Series D convertible preferred stock...................................             -                  219.6
Stock employee compensation trust......................................             -                 (219.6)
Common stock, at par value.............................................             3.9                  4.6
Capital in excess of par value.........................................         1,016.7              4,753.8
Treasury stock.........................................................             -                 (629.6)
Retained earnings......................................................         5,601.9              5,380.6
Accumulated comprehensive income (loss)................................           202.1                 (2.3)
                                                                        -----------------     ----------------
      Total shareholders' equity.......................................         6,824.6              9,507.1
                                                                        -----------------     ----------------
Total Liabilities and Shareholders' Equity............................. $       9,564.7       $     13,341.8
                                                                        =================     ================

The financial information of AXA Financial, Inc. (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock see Note 11 of Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001                2000               1999
                                                          -----------------   -----------------  ---------------
                                                                 (In Millions, Except Per Share Amounts)
REVENUES
Equity in earnings (loss) from continuing operations
      of consolidated subsidiaries before cumulative
      effect of accounting change........................ $        546.9      $      (195.7)     $        375.1
Net investment income (loss).............................           20.0              (76.4)               32.4
Investment (losses) gains, net...........................            (.8)              78.8               126.3
                                                          -----------------   -----------------  -----------------
      Total revenues.....................................          566.1             (193.3)              533.8
                                                          -----------------   -----------------  -----------------

EXPENSES
Interest expense.........................................          132.4              135.6                86.5
Expenses related to AXA's minority interest
      acquisition........................................            -                 48.7                 -
Amortization of goodwill and intangible assets...........           27.9               14.2                 -
General and administrative expenses......................           42.7               29.1                20.5
                                                          -----------------   -----------------  -----------------
      Total expenses.....................................          203.0              227.6               107.0
                                                          -----------------   -----------------  -----------------

Earnings (loss) from continuing operations before
      Federal income taxes ..............................          363.1             (420.9)              426.8
Federal income tax benefit...............................           21.3               83.6                41.1
                                                          -----------------   -----------------  -----------------

Earnings (loss) from continuing operations...............          384.4             (337.3)              467.9
Earnings from discontinued operations, net of
    Federal income taxes:
    Investment Banking and Brokerage segment.............            -                376.2               630.1
    Other................................................           43.9               58.6                28.1
Gain on disposal of the discontinued Investment
    Banking and Brokerage segment........................            -              2,317.9                 -
Cumulative effect of accounting change, net of
    Federal income taxes.................................           (3.5)               -                   -
                                                          -----------------   -----------------  -----------------
Net Earnings............................................. $        424.8      $     2,415.4      $      1,126.1
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001                2000               1999
                                                          -----------------   -----------------  -----------------
                                                                          (Dollars In Millions)
Net earnings............................................. $        424.8      $     2,415.4      $      1,126.1
Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
  Equity in net earnings of subsidiaries.................         (587.3)            (239.1)           (1,033.3)
  Gain on disposal of the discontinued Investment
     Banking and Brokerage segment.......................            -             (2,317.9)                -
  Dividends from subsidiaries............................        1,802.4              288.5               162.2
  Investment losses (gains), net.........................             .8              (78.8)             (126.3)
  Change in accrued liability for AXA minority
     interest acquisition................................         (349.9)             349.9                 -
  Change in Federal income tax liability.................       (1,028.1)            (215.5)               (3.4)
  Other..................................................           33.7              (90.6)               15.7
                                                          -----------------   -----------------  -----------------

Net cash provided by operating activities................          296.4              111.9               141.0
                                                          -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments..............................           24.0               47.1                63.5
  Sales..................................................             .1            2,048.4               502.6
  Proceeds from sale of equity investee..................            -              1,880.5                 -
  Loans to affiliates....................................            -             (3,000.0)                -
  Purchase of Alliance Units.............................            -             (1,600.0)                -
  Purchases..............................................            -                (11.0)             (379.2)
  Net change in short-term investments...................           14.0              (14.1)               (1.3)
  Other..................................................           (5.2)             (10.1)               14.2
                                                          -----------------   -----------------  -----------------

Net cash provided (used) by investing activities.........           32.9             (659.2)              199.8
                                                          -----------------   -----------------  -----------------

Cash flows from financing activities:
  Additions to long-term debt............................            -                476.2                 -
  Repayment of long-term debt............................          (46.0)               -                   -
  (Decrease) increase in short-term debt.................         (250.3)             230.6               (30.0)
  Dividends paid to shareholders.........................         (200.7)             (42.9)              (43.8)
  Proceeds from issuance of common stock.................            9.7              176.1                79.2
  Purchase of treasury stock.............................            -               (138.7)             (243.7)
                                                          -----------------   -----------------  -----------------
Net cash (used) provided by financing activities.........         (487.3)             701.3              (238.3)
                                                          -----------------   -----------------  -----------------

Change in cash and cash equivalents......................         (158.0)             154.0               102.5
Cash and cash equivalents, beginning of year.............          292.7              138.7                36.2
                                                          -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year................... $        134.7      $       292.7      $        138.7
                                                          =================   =================  =================

Supplemental cash flow information
  Interest Paid.......................................... $        125.0      $       118.2      $         85.2
                                                          =================   =================  =================
  Income Taxes Paid...................................... $        938.3      $       294.3      $         70.2
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2001

                                                  Future Policy   Policy                                Amortization
                        Deferred                    Benefits      Charges     (1)       Policyholders'  of Deferred     (2)
                         Policy    Policyholders'   and Other       and       Net        Benefits and     Policy       Other
                      Acquisition     Account     Policyholders'  Premium   Investment     Interest     Acquisition   Operating
        Segment          Costs        Balance        Funds        Revenue    Income        Credited        Cost        Expense
-------------------- ------------  -------------- -------------- ---------- ----------  --------------  ------------  -----------
                                                                     (In Millions)
Financial Advisory/
  Insurance......... $  5,513.7    $   20,939.1   $    13,539.4  $  2,362.2 $  2,349.8  $  2,868.6      $    287.9    $  1,354.4
Investment
   Management.......          -              -               -           -        46.6          -               -        2,507.6
Consolidation/
  Elimination.......          -              -               -           -        26.7          -               -          (90.0)
                     ------------  -------------- -------------- ---------- ----------  --------------  ------------  -----------
Total............... $  5,513.7    $   20,939.1   $    13,539.4  $  2,362.2 $  2,423.1  $  2,868.6      $    287.9    $  3,772.0
                     ============  ============== ============== ========== ==========  ==============  ============  ===========

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

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2000



                                                  Future Policy   Policy                                Amortization
                        Deferred                    Benefits      Charges     (1)       Policyholders'  of Deferred     (2)
                         Policy    Policyholders'   and Other       and       Net        Benefits and     Policy       Other
                      Acquisition     Account     Policyholders'  Premium   Investment     Interest     Acquisition   Operating
        Segment          Costs        Balance        Funds        Revenue    Income        Credited        Cost        Expense
-------------------- ------------  -------------- -------------- ---------- ----------  --------------  ------------  -----------
                                                                     (In Millions)
Financial Advisory/
  Insurance......... $  5,128.9    $   20,445.8   $    13,432.1  $  2,588.3 $  2,585.3  $   3,108.8     $    309.0    $  1,978.6
Investment
   Management.......        -               -               -            -        58.3          -               -        1,980.8
Consolidation/
  Elimination.......        -               -               -            -        24.6          -               -         (120.3)
                     ------------  -------------- -------------- ---------- ----------  --------------  ------------  -----------
Total................$  5,128.9    $   20,445.8   $    13,432.1  $  2,588.3 $  2,668.2  $   3,108.8     $    309.0    $  3,839.1
                     ============  ============== ============== ========== ==========  ==============  ============  ===========

(1)      Net investment income is based upon specific identification of portfolios within segments.

(2)      Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1999

                                                  Policy                                      Amortization
                                                  Charges      (1)          Policyholders'     of Deferred       (2)
                                                   and         Net           Benefits and        Policy         Other
                                                  Premium    Investment       Interest         Acquisition     Operating
             Segment                              Revenue     Income          Credited            Cost          Expense
------------------------------------------   --------------  ------------  ---------------   --------------  --------------
                                                                          (In Millions)
Financial Advisory/Insurance..............   $     2,434.6   $   2,779.9   $    3,141.4      $    380.0       $   1,199.2
Investment Management.....................           -              13.4           -               -              1,413.1
Consolidation/Elimination.................           -              44.0           -               -                (32.4)
                                             --------------  ------------  ---------------   --------------   --------------
Total.....................................   $     2,434.6   $   2,837.3   $    3,141.4      $  380.0         $   2,579.9
                                             ==============  ============  ===============   ==============   ==============

(1)      Net investment income is based upon specific identification of portfolios within segments.

(2)      Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                         Assumed                            Percentage
                                                     Ceded to              from                             of Amount
                                   Gross               Other              Other              Net             Assumed
                                   Amount            Companies          Companies           Amount            to Net
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                (Dollars In Millions)
2001
Life Insurance In Force...... $    263,375.6      $   75,190.5       $   42,640.4       $   230,825.5         18.47%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities.................. $        830.2      $       63.6       $      138.5       $       905.1         15.30%
Accident and health..........          159.8             109.5               64.5               114.8         56.18%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums............... $        990.0      $      173.1       $      203.0       $     1,019.9         19.90%
                              =================   ================   =================  ===============

2000
Life Insurance In Force...... $    260,762.0      $   54,418.0       $   42,588.0       $   248,932.0         17.11%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................         939.2       $       52.6       $      130.8       $     1,017.4         12.86%
Accident and health..........         164.6               70.4               63.4               157.6         40.23%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums............... $     1,103.8       $      123.0       $      194.2       $     1,175.0         16.53%
                              =================   ================   =================  ===============

1999
Life Insurance In Force...... $    256,231.0      $   40,892.0       $   44,725.0       $   260,064.0         17.20%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities.................. $        866.7      $       42.5       $      131.9       $       956.1         13.80%
Accident and health..........          172.8              26.6               74.8               221.0         33.85%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums............... $      1,039.5      $       69.1       $      206.7       $     1,177.1         17.56%
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

    2. On May 30, 2001, the Holding Company filed a report on Form 8-K relating to the naming of Christopher M. Condron as President and Chief Executive Officer of the Holding Company.




                                      14-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    March 21, 2002           AXA FINANCIAL, INC.


                              By:        /s/Christopher M. Condron
                                         --------------------------------------
                                   Name: Christopher M. Condron
                                         President and Chief Executive Officer,
                                         Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Henri de Castries                          Chairman of the Board, Director                 March 21, 2002
--------------------------------------------
Henri de Castries

/s/Christopher M. Condron                     President and Chief Executive Officer,          March 21, 2002
--------------------------------------------  Director
Christopher M. Condron

/s/Stanley B. Tulin                           Vice Chairman of the Board and                  March 21, 2002
--------------------------------------------  Chief Financial Officer
Stanley B. Tulin

/s/Alvin H. Fenichel                          Senior Vice President and Controller            March 21, 2002
--------------------------------------------
Alvin H. Fenichel

/s/Claude Bebear                              Director                                        March 21, 2002
--------------------------------------------
Claude Bebear

/s/Bruce W. Calvert                           Director                                        March 21, 2002
--------------------------------------------
Bruce W. Calvert

/s/John S. Chalsty                            Director                                        March 21, 2002
--------------------------------------------
John S. Chalsty

/s/Francoise Colloc'h                         Director                                        March 21, 2002
--------------------------------------------
Francoise Colloc'h

                                              Director                                        March ___, 2002
--------------------------------------------
Claus-Michael Dill

/s/Joseph L. Dionne                           Director                                        March 21, 2002
--------------------------------------------
Joseph L. Dionne

                                              Director                                        March ___, 2002
--------------------------------------------
Jean-Rene Fourtou

/s/Donald J. Greene                           Director                                        March 21, 2002
--------------------------------------------
Donald J. Greene


/s/Anthony J. Hamilton                        Director                                        March 21, 2002
--------------------------------------------
Anthony J. Hamilton

/s/John T. Hartley                            Director                                        March 21, 2002
--------------------------------------------
John T. Hartley

/s/John H. F. Haskell, Jr.                    Director                                        March 21, 2002
--------------------------------------------
John H. F. Haskell, Jr.

/s/Nina Henderson                             Director                                        March 21, 2002
--------------------------------------------
Nina Henderson

/s/W. Edwin Jarmain                           Director                                        March 21, 2002
--------------------------------------------
W. Edwin Jarmain

/s/Didier Pineau-Valencienne                  Director                                        March 21, 2002
--------------------------------------------
Didier Pineau-Valencienne

/s/George J. Sella, Jr.                       Director                                        March 21, 2002
--------------------------------------------
George J. Sella, Jr.

/s/Peter J. Tobin                             Director                                        March 21, 2002
--------------------------------------------
Peter J. Tobin


                                                  INDEX TO EXHIBITS

                                                                                                                   Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
    2.1        Purchase Agreement dated April 10, 1997,       Filed as Exhibit 2 to the registrant's Form
               between Equitable Life and Lend Lease          10-Q for the quarter ended March 31, 1997 and
               Corporation Limited                            incorporated herein by reference

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

    2.6        Stock Purchase Agreement dated as of           Filed as Exhibit 2.1 to the registrant's Current
               August 30, 2000 among CSG, AXA,                report on Form 8K dated November 14, 2000
               Equitable Life, AXA Participations Belgium     and incorporated herein by reference
               and the 2000 the Holding Company


    2.7        Letter Agreement dated as of October 6,        Filed as Exhibit 2.2 to the registrant's Current
               2000 to the Stock Purchase Agreement           Report on Form 8-K dated November 14, 2000
               among CSG, AXA, Equitable Life, AXA            and incorporated herein by reference
               Participations Belgium and the Holding
               Company

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

    2.9        Certificate of Merger of AXA Merger Corp.      Filed as Exhibit 2.1 to the registrant's
               with and into the Holding Company dated        annual report on Form 10-K for the year ended
               January 2, 2001                                December 30, 2000

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

    4.3        First Supplemental Indenture, dated as of      Filed as Exhibit 4.03 to the registrant's
               December 1, 1993, from the Holding Company     Form S-4 Registration Statement
               to Chemical Bank, as Trustee                   (No. 33-73102), dated December 17, 1993 and
                                                              incorporated herein by reference

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

    4.6        Fourth Supplemental Indenture, dated           Filed as Exhibit 4.18(a) to the registrant's
               April 1, 1998, from the Holding Company to     Current Report on Form 8-K dated April 7,
               The Chase Manhattan Bank (formerly             1998 incorporated herein by reference
               known and Chemical Bank), as Trustee,
               together with forms of global Senior Note
               and global Senior Indenture


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

    4.8        First Supplemental Indenture, dated as of      Filed as Exhibit 4.11 to the registrant's Current
               October 22, 1994, between the Holding          Report on Form 8-K dated December 19, 1994
               Company and Shawmut Bank Connecticut,          and incorporated herein by reference
               National Association, as Trustee

    4.9        Fifth Supplemental Indenture, dated July 28,   Filed as Exhibit 4.18(d) to the registrant's
               2000, from the Holding Company to The          Current Report dated July 31, 2000 and
               Chase Manhattan Bank (formerly known as        incorporated herein by reference
               Chemical Bank), as Trustee, together with
               the form of global Senior Note

  9.1(a)       Voting Trust Agreement dated as of May 12,     Filed as Exhibit 9 to the registrant's
               1992, among AXA, Claude Bebear, Patrice        Form S-1 Registration Statement
               Garnier and Henri de Clermont-Tonnerre         (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

  9.1(b)       First Amendment dated January 22, 1997 to      Filed as Exhibit 9(b) to the registrant's annual
               the Voting Trust Agreement dated as of         report on Form 10-K for the year ended
               May 12, 1992                                   December 31, 1997 and incorporated herein by
                                                              reference


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

                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
   10.5+       Management Compensation Arrangements with      Filed as Exhibit 10.22 to the registrant's
               Messrs. Bebear and de Castries and Ms.         annual report on Form 10-K for the year ended
               Colloc'h                                       December 31, 1997 and incorporated herein by
                                                              reference

   10.6        Exchange Agreement dated as of                 Filed as Exhibit 10.01 to registrant's Form
               September 27, 1994, between AXA and the        S-4 Registration Statement (No. 33-84462),
               Holding Company                                dated September 28, 1994 and incorporated
                                                              herein by reference

  10.7(a)      Lease, dated as of July 20, 1995, between      Filed as Exhibit 10.26(a) to the registrant's
               1290 Associates and Equitable Life             annual report on Form 10-K for the year ended
                                                              December 31, 1996 and incorporated herein by
                                                              reference

  10.7(b)      First Amendment of Lease Agreement, dated      Filed as Exhibit 10.26(b) to the registrant's
               as of December 28, 1995, between 1290          annual report on Form 10-K for the year ended
               Associates, L.L.C. and Equitable Life          December 31, 1996 and incorporated herein by
                                                              reference

  10.7(c)      Amended and Restated Company Lease             Filed as Exhibit 10.26(c) to the registrant's
               Agreement (Facility Realty), made as of        annual report on Form 10-K for the year ended
               May 1, 1996, by and between Equitable Life     December 31, 1996 and incorporated herein by
               and the IDA                                    reference

  10.7(d)      Amended and Restated Company Lease             Filed as Exhibit 10.26(d) to the registrant's
               Agreement (Project Property), made and         annual report on Form 10-K for the year ended
               entered into as of May 1, 1996, by and         December 31, 1996 and incorporated herein by
               between the IDA, Equitable Life and EVLICO     reference


  10.7(e)      Second Amendment of Lease, dated as of May     Filed as Exhibit 10.1 to the registrant's
               1, 1997, between 1290 Partners L.P. and        Form10-Q for the quarter ended June 30, 1997
               Equitable Life                                 and incorporated herein by reference

   10.8        Agreement dated April 24, 1996, between        Filed as Exhibit 10.27 to the registrant's
               Equitable Life and Mr. Stanley B. Tulin        Form 10-Q for the quarter ended March 31, 1997
                                                              and incorporated herein by reference

   10.9        Employment Agreement dated May 11, 2001        Filed as Exhibit 10.16 to the registrant's
               between the Holding Company, Equitable         Form 10-Q for the quarter ended June 30. 2001
               Life and Christopher M. Condron                and incorporated by reference herein

   10.10       Restated Employment Agreement dated as of      Filed as Exhibit 10.17 to the registrant's
               July 5, 2001 between the Holding Company,      Form 10-Q for the quarter ended September 30,
               Equitable Life and Stanley B. Tulin            2001 and incorporated herein by reference

                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
    21         Subsidiaries of the registrant                 Omitted pursuant to General Instruction I of
                                                              Form 10-K

    23         Consent of PricewaterhouseCoopers LLP          Filed herewith

+ Denotes executive compensation plans and arrangements.