Form 10-Q
period 2002-06-30
AXA FINANCIAL INC
filed 2002-08-14
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2002                  Commission File No. 1-11166
--------------------------------------------------------------------------------


                               AXA FINANCIAL, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3623351
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1290 Avenue of the Americas, New York, New York                     10104
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)


    Registrant's telephone number, including area code         (212) 554-1234
                                                           ---------------------


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



No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of August 14, 2002.

At August 14, 2002, 436,192,949 shares of the registrant's Common Stock were outstanding.



                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                        Page #
                                                                                                        ------
PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                o Consolidated Balance Sheets, June 30, 2002 and December 31, 2001.....................     3
                o Consolidated Statements of Earnings, Three Months and Six Months Ended
                  June 30, 2002 and 2001...............................................................     4
                o Consolidated Statements of Shareholders' Equity, Six Months Ended
                  June 30, 2002 and 2001...............................................................     5
                o Consolidated Statements of Cash Flows, Six Months Ended
                  June 30, 2002 and 2001...............................................................     6
                o Notes to Consolidated Financial Statements...........................................     7

Item 2:         Management's Discussion and Analysis of Financial Condition
                and Results of Operations ("Management Narrative").....................................    17

Item 3:         Quantitative and Qualitative Disclosures About Market Risk*............................    22

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................    23

Item 2:         Changes in Securities..................................................................    25

Item 3:         Defaults Upon Senior Securities........................................................    25

Item 4:         Submission of Matters to a Vote of Security Holders....................................    25

Item 5:         Other Information......................................................................    25

Item 6:         Exhibits and Reports on Form 8-K.......................................................    25

SIGNATURES.............................................................................................    26

*Omitted pursuant to General Instruction H to Form 10-Q.

PART I FINANCIAL INFORMATION
          Item 1: Unaudited Consolidated Financial Statements.
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2002                 2001
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    24,633.4        $    23,355.0
  Mortgage loans on real estate.............................................        3,777.0              4,333.3
  Equity real estate........................................................          803.8                875.7
  Policy loans..............................................................        4,077.9              4,100.7
  Other equity investments..................................................          792.4                768.4
  Other invested assets.....................................................          806.5                687.2
                                                                              -----------------    -----------------
      Total investments.....................................................       34,891.0             34,120.3
Cash and cash equivalents...................................................        2,042.6                884.4
Cash and securities segregated, at estimated fair value.....................        1,083.4              1,415.2
Broker-dealer related receivables...........................................        1,876.3              1,950.9
Deferred policy acquisition costs...........................................        5,708.3              5,513.7
Goodwill and other intangible assets, net...................................        3,959.4              3,928.4
Amounts due from reinsurers.................................................        2,286.2              2,237.0
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,681.7              3,515.2
Separate Accounts assets....................................................       40,903.0             46,947.3
                                                                              -----------------    -----------------
TOTAL ASSETS................................................................  $    96,831.9        $   100,912.4
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    22,132.9        $    20,939.1
Future policy benefits and other policyholders liabilities..................       13,589.2             13,542.7
Broker-dealer related payables..............................................        1,511.8              1,265.5
Customers related payables..................................................        1,494.9              1,814.5
Short-term and long-term debt...............................................        3,529.2              2,982.1
Federal income taxes payable................................................        1,423.8              1,286.5
Other liabilities...........................................................        3,398.3              3,475.2
Separate Accounts liabilities...............................................       40,784.5             46,875.6
Minority interest in equity of consolidated subsidiaries....................        1,253.6              1,255.2
Minority interest subject to redemption rights..............................          641.3                651.4
                                                                              -----------------    -----------------
      Total liabilities.....................................................       89,759.5             94,087.8
                                                                              -----------------    -----------------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Common stock, at par value..................................................            3.9                  3.9
Capital in excess of par value..............................................        1,016.2              1,016.7
Retained earnings...........................................................        5,810.9              5,601.9
Accumulated other comprehensive income......................................          241.4                202.1
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        7,072.4              6,824.6
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $    96,831.9        $   100,912.4
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       ---------------------------------  ---------------------------------
                                                            2002             2001              2002              2001
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (IN MILLIONS)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      330.3     $      340.4      $      671.2      $     686.1
Premiums.............................................         236.6            245.0             471.9            513.7
Net investment income................................         593.6            590.7           1,184.9          1,221.5
Investment gains (losses), net.......................          24.6            (51.2)            (12.9)           (29.2)
Commissions, fees and other income...................         948.4            817.2           1,744.6          1,628.3
                                                       ---------------  ----------------   ---------------  ---------------
      Total revenues.................................       2,133.5          1,942.1           4,059.7          4,020.4
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................         467.6            463.2             928.8            932.3
Interest credited to policyholders' account
  balances...........................................         247.3            249.1             495.1            497.9
Compensation and benefits............................         385.2            481.8             783.2            811.7
Commissions..........................................         144.5            117.5             272.4            244.7
Distribution plan payments...........................         119.0            124.1             237.7            248.2
Amortization of deferred sales commissions...........          60.8             58.2             117.8            116.2
Interest expense.....................................          58.2             56.4             108.4            119.3
Amortization of deferred policy acquisition costs....          58.6             57.5             141.3            152.7
Capitalization of deferred policy acquisition costs..        (195.0)          (194.1)           (371.7)          (379.6)
Rent expense.........................................          48.6             45.3              96.8             90.5
Amortization of intangible assets, net...............           6.0             51.4              12.1            102.7
Other operating costs and expenses...................         224.5            243.9             466.1            519.9

                                                       ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions............       1,625.3          1,754.3           3,288.0          3,456.5
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.........         508.2            187.8             771.7            563.9
Federal income tax expense...........................        (146.3)           (39.9)           (204.4)          (148.5)
Minority interest in net income of
  consolidated subsidiaries..........................         (78.0)           (75.8)           (157.9)          (147.4)
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations..................         283.9             72.1             409.4            268.0

(Loss) earnings from discontinued operations, net
  of Federal income taxes............................          (1.4)            (1.8)              (.4)             8.2
Cumulative effect of accounting change, net of
   Federal income taxes..............................           -                -                 -               (3.5)
                                                       ---------------  ----------------  ---------------   ---------------
Net Earnings.........................................  $      282.5     $       70.3      $      409.0      $     272.7
                                                       ===============  ================  ===============   ===============

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2002 and 2001
                                   (UNAUDITED)


                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year and end of period...  $         -          $       219.6
                                                                              -----------------    -----------------
Stock employee compensation trust, beginning of year and end of period......            -                 (219.6)
                                                                              -----------------    -----------------
Common stock, at par value, beginning of year...............................            3.9                  4.6
Shares cancelled in connection with merger of AXA Merger Corp...............            -                    (.5)
Treasury stock retired, at par value........................................            -                    (.2)
                                                                              -----------------    -----------------
Common stock, at par value, end of period...................................            3.9                  3.9
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        1,016.7              4,753.8
Decrease related to the merger of AXA Merger Corp...........................            -               (2,999.5)
Decrease from retirement of treasury stock..................................            -                 (629.4)
Other changes in additional capital in excess of par value..................            (.5)              (107.0)
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,016.2              1,017.9
                                                                              -----------------    -----------------

Treasury stock, beginning of year...........................................            -                 (629.6)
Retirement of treasury stock................................................            -                  629.6
                                                                              -----------------    -----------------
Treasury stock, end of period...............................................            -                    -
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        5,601.9              5,380.6
Net earnings................................................................          409.0                272.7
Dividends on common stock...................................................         (200.0)                 -
Decrease in retained earnings in connection with merger of
   AXA Merger Corp..........................................................            -                   (3.5)
                                                                              -----------------    -----------------

Retained earnings, end of period............................................        5,810.9              5,649.8
                                                                              -----------------    -----------------

Accumulated other comprehensive income (loss), beginning of year............          202.1                 (2.3)
Other comprehensive income..................................................           39.3                 81.3
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          241.4                 79.0
                                                                              -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................  $     7,072.4        $     6,750.6
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 and 2001
                                   (UNAUDITED)

                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
Net earnings................................................................  $       409.0        $       272.7
  Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
    Interest credited to policyholders' account balances....................          495.1                497.9
    Universal life and investment-type product policy fee income............         (671.2)              (686.1)
    Net change in broker-dealer customer related receivables/payables......          (155.2)              (139.0)
    Investment losses, net..................................................           12.9                 29.2
    Decrease in segregated cash and securities, net.........................          331.7                204.3
    Change in deferred policy acquisition costs.............................         (230.0)              (226.0)
    Change in future policy benefits........................................           (6.5)               (13.9)
    Change in property and equipment........................................          (61.7)              (141.2)
    Change in Federal income tax payable....................................          110.9             (1,429.5)
    Other, net..............................................................           41.3                201.8
                                                                              -----------------    -----------------
Net cash provided (used) by operating activities............................          276.3             (1,429.8)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,363.4              1,212.3
  Sales....................................................................         4,091.3              4,921.4
  Purchases.................................................................       (6,081.9)            (5,111.7)
  (Increase) decrease in short-term investments.............................         (150.5)               179.2
  Other, net................................................................          154.4               (269.5)
                                                                              -----------------    -----------------
Net cash (used) provided by investing activities............................         (623.3)               931.7
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        2,394.9              1,479.5
    Withdrawals and transfers to Separate Accounts..........................       (1,065.0)            (1,392.9)
  Net increase (decrease) in short-term financings..........................          546.1               (406.2)
  Dividends paid on common stock ...........................................         (200.0)                 -
  Other, net................................................................         (170.8)              (282.1)
                                                                              -----------------    -----------------
Net cash provided (used) by financing activities............................        1,505.2               (601.7)
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................        1,158.2             (1,099.8)
Cash and cash equivalents, beginning of year................................          884.4              2,479.5
                                                                              -----------------    -----------------
Cash and Cash Equivalents, End of Period....................................  $     2,042.6        $     1,379.7
                                                                              =================    =================
Supplemental cash flow information
  Interest Paid.............................................................  $        99.4        $       115.0
                                                                              =================    =================
  Income Taxes Paid.........................................................  $        86.3        $     1,569.9
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (See Note 5) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of AXA Financial for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 2002" and "second quarter 2001" refer to the three months ended June 30, 2002 and 2001, respectively. The terms "first half of 2002" and "first half of 2001" refer to the six months ended June 30, 2002 and 2001, respectively.

      On January 2, 2001, AXA Merger Corp., a wholly-owned subsidiary of AXA, was merged with and into the Holding Company, resulting in AXA Financial becoming a wholly-owned subsidiary of AXA. As a result of AXA Merger Corp.'s merger into the Holding Company, AXA Merger's obligation to repay a $3.0 billion loan to the Holding Company was extinguished resulting in a decrease in consolidated shareholders' equity of $3.0 billion. In conjunction with the minority interest buyout, 53.4 million shares of Common Stock purchased by AXA Merger were exchanged for the common shares of AXA Merger held by AXA and 20.7 million treasury shares held by the Holding Company were retired.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

2)    ACCOUNTING CHANGES

      On January 1, 2002, AXA Financial adopted SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Upon adoption of SFAS No. 142, amortization of goodwill ceased. Amortization of goodwill and other intangible assets for second quarter and first half of 2001, respectively, was approximately $30.9 million and $61.7 million, net of minority interest of $20.6 million and $41.1 million, of which $3.4 million and $6.8 million, net of minority interest of $2.7 million and $5.4 million, related to intangibles. Net income, excluding goodwill amortization expense, for second quarter and first half of 2001, respectively, would have been $97.8 million and $327.6 million. Amortization of other intangible assets for second quarter and first half of 2002 was $3.6 million and $7.2 million, net of minority interest of $2.4 million and $4.9 million, and is not expected to vary significantly from that amount in each of the five succeeding periods. The gross carrying amount and accumulated amortization of other intangible assets was $614.6 million and $135.5 million, respectively, at June 30, 2002 and $610.4 million and $123.5 million, respectively, at December 31, 2001. The carrying amount of goodwill was $3,480.4 million and $3,441.5 million, respectively, at June 30, 2002 and at December 31, 2001 and relates solely to the Investment Management segment. No losses resulted from completion in first half of 2002 of transitional impairment testing of indefinite-lived intangible assets and goodwill. SFAS No. 141 and No. 144 had no material impact on the results of operations or financial position of AXA Financial upon their adoption on January 1, 2002.

      On January 1, 2001, AXA Financial adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by AXA Financial at January 1, 2001 include interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuity contracts and certain reinsurance contracts. Based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provision of SFAS No. 133, AXA Financial recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free-standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, AXA Financial elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with recent interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on AXA Financial's results of operation or its financial position. Upon its adoption of SFAS No. 133, AXA Financial reclassified $256.7 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $8.9 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001.

      AXA Financial adopted the AICPA's SOP 00-3, which established new accounting and reporting standards for demutualizations, prospectively as of January 1, 2001 with no financial impact upon initial implementation.

3)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 -----------------------------------
                                                                                      2002                2001
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year............................................... $       87.6        $     126.2
      Additions charged to income...............................................         13.5               15.8
      Deductions for writedowns and asset dispositions..........................         (6.7)             (25.7)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       94.4        $     116.3
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       19.9        $      41.1
        Equity real estate......................................................         74.5               75.2
                                                                                 ---------------     ---------------
      Total..................................................................... $       94.4        $     116.3
                                                                                 ===============     ===============


      For the second quarters and first half of 2002 and of 2001, investment income is shown net of investment expenses of $52.6 million, $54.3 million, $103.1 million and $116.5 million, respectively.

      As of June 30, 2002 and December 31, 2001, fixed maturities classified as available for sale had amortized costs of $24,015.9 million and $22,874.1 million. Other equity investments included trading securities having carrying values of $1.3 million and $2.4 million and costs of $4.0 million and $4.9 million at June 30, 2002 and December 31, 2001, respectively, and other equity securities with carrying values of $107.6 million and $64.1 million and costs of $115.2 million and $59.9 million as of June 30, 2002 and December 31, 2001, respectively.

      In the second quarters and first half of 2002 and of 2001, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $(.2) million, $(.2) million, $.6 million and $26.5 million were included in net investment income in the consolidated statements of earnings.

      For the first half of 2002 and of 2001, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,356.7 million and $3,276.0 million, respectively. Gross gains of $56.1 million and $103.7 million and gross losses of $100.7 million and $56.0 million were realized on these sales for the first half of 2002 and of 2001, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $136.6 million during the first half of 2002, resulting in a balance of $617.4 million at June 30, 2002.

      Impaired mortgage loans along with the related investment valuation allowances for losses follows:

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2002                2001
                                                                                ---------------    -----------------
                                                                                           (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances............   $     111.0        $       114.2
      Impaired mortgage loans without investment valuation allowances.........          26.9                 30.6
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         137.9                144.8
      Investment valuation allowances.........................................         (19.9)               (19.2)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     118.0        $       125.6
                                                                                ===============    =================


      During the first half of 2002 and of 2001, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $137.0 million and $137.3 million. Interest income recognized on these impaired mortgage loans totaled $5.2 million and $2.9 million for the first half of 2002 and of 2001, respectively.

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

      Summarized financial information for the Closed Block is as follows:

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other...... $     9,071.0        $     9,049.9
      Other liabilities......................................................          79.9                 53.6
                                                                              -----------------    -----------------
      Total Closed Block liabilities.........................................       9,150.9              9,103.5
                                                                              -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities available for sale, at estimated fair value
        (amortized cost $4,688.9 and $4,600.4)...............................       4,844.2              4,705.7
      Mortgage loans on real estate..........................................       1,491.5              1,514.4
      Policy loans...........................................................       1,476.6              1,504.4
      Cash and other invested assets.........................................         123.3                141.0
      Other assets...........................................................         221.2                214.7
                                                                              -----------------    -----------------
      Total assets designated to the Closed Block............................       8,156.8              8,080.2
                                                                              -----------------    -----------------


      Excess of Closed Block liabilities over assets designated to
        the Closed Block.....................................................         994.1              1,023.3
      Amounts included in accumulated other comprehensive income:
        Net unrealized investment gains, net of deferred Federal
          income tax of $39.6 and $20.4......................................          42.8                 37.8
                                                                              -----------------    -----------------


      Maximum Future Earnings To Be Recognized From Closed Block Assets
        and Liabilities...................................................... $     1,036.9        $     1,061.1
                                                                              =================    =================

      Closed Block revenues and expenses were as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2002             2001              2002              2001
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income...............  $      138.2     $      143.6      $      277.4      $     291.5
      Investment income (net of investment
         expenses of $2.4, $1.8, $3.7
         and $2.5)............................         148.3            143.0             292.0            290.7
      Investment losses, net..................         (23.0)           (14.4)            (19.8)           (12.6)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         263.5            272.2             549.6            569.6
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         243.7            253.3             499.3            486.8
      Other operating costs and expenses......           4.7              5.0               9.5              9.6
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         248.4            258.3             508.8            496.4
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before Federal income
         taxes................................          15.1             13.9              40.8             73.2
      Federal income taxes....................          (6.5)            (5.3)            (16.6)           (26.6)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $        8.6     $        8.6      $       24.2      $      46.6
                                                ===============  ================  ===============   ===============

5)    OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $538.1 and $542.9)..................................  $      554.6       $       559.6
      Equity real estate.....................................................         212.7               252.0
      Mortgage loans on real estate..........................................          96.5               160.3
      Other equity investments...............................................          18.5                22.3
      Other invested assets..................................................            .8                  .4
                                                                              -----------------  -------------------
           Total investments.................................................         883.1               994.6
      Cash and cash equivalents..............................................         164.5                41.1
      Other assets...........................................................         151.8               152.6
                                                                              -----------------  -------------------
      Total Assets...........................................................  $    1,199.4       $     1,188.3
                                                                              =================  ===================

      Policyholders liabilities..............................................  $      919.6       $       932.9
      Allowance for future losses............................................         171.8               139.9
      Other liabilities......................................................         108.0               115.5
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $    1,199.4       $     1,188.3
                                                                              =================  ===================


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2002              2001             2002              2001
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.8, $6.3, $9.5
        and $12.5)............................. $       19.3      $      17.6      $       40.6      $       51.8
      Investment gains, net....................         37.0             10.5              38.6              12.0
      Policy fees, premiums and
         other income..........................           .2              (.1)               .2               (.1)
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         56.5             28.0              79.4              63.7

      Benefits and other deductions............         23.2             27.3              47.8              51.8
      Earnings credited to allowance for
        future losses..........................         33.3               .7              31.6              11.9
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax (loss) earnings from
        (strengthening) releasing the allowance
        for future losses......................         (2.2)            (2.7)              (.7)             12.7
      Federal income tax benefit (expense).....           .8               .9                .3              (4.5)
                                                ---------------   ---------------  ---------------   ---------------
      (Loss) Income from Other Discontinued
         Operations............................ $       (1.4)     $      (1.8)     $        (.4)     $        8.2
                                                ===============   ===============  ===============   ===============

      AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of Other Discontinued Operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a strengthening or release of allowance in each of the periods presented above.

      Management believes the allowance for future losses at June 30, 2002 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $4.9 million and $4.8 million on mortgage loans on real estate and $.4 million and $5.0 million on equity real estate were held at June 30, 2002 and December 31, 2001, respectively.


6)    VARIABLE ANNUITY CONTRACTS - GUARANTEED MINIMUM INCOME AND DEATH BENEFITS

      Equitable Life issues certain variable annuity products that contain a guaranteed minimum income benefit ("GMIB") feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. Equitable Life bears the risk that protracted under-performance of the financial markets could result in GMIB benefits being higher than what accumulated policyholder account balances would support. Equitable Life reinsures, subject to certain maximum amounts or caps in any one period, approximately 70.0% of its current liability exposure resulting from the GMIB feature.

      The GMIB reinsurance contracts are considered derivatives under SFAS No. 133 and, therefore, are required to be reported in the balance sheet at their fair value. The estimated fair values of the GMIB reinsurance contracts at March 31, 2002 and December 31, 2001 were approximately zero based on management's estimates of future contract cash flows and experience. Due primarily to significant further equity market declines during the second quarter 2002, the estimated fair value of the GMIB reinsurance contracts (reported in the consolidated balance sheets in Other assets) increased to $138.0 million at June 30, 2002. This increase in estimated fair value of $138.0 million is reflected in Commissions, fees and other income in the consolidated statements of earnings for the three and six months ended June 30, 2002.

      Although SFAS No. 133 requires Equitable Life to record the GMIB reinsurance contracts at fair value, it does not allow reporting of Equitable Life's GMIB obligation to contractholders as an embedded derivative at fair value. Further, SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," prohibits the recording of a liability for the GMIB feature. The unrecorded estimated fair values of Equitable Life's GMIB feature, determined using the same estimation methodologies applied in the determination of the related reinsurance assets, were $191.0 million and approximately zero at June 30, 2002 and December 31, 2001, respectively. Therefore, the net fair values of the GMIB feature and related reinsurance were $(53.0) million and approximately zero as of June 30, 2002 and December 31, 2001, respectively. Since there is no readily available market for the GMIB feature or GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      Equitable Life also issues certain variable annuity products with a guaranteed minimum death benefit ("GMDB") feature. As with GMIB, Equitable Life bears the risk that protracted under-performance of the financial markets could result in GMDB benefits being higher than what accumulated policyholder account balances would support. At June 30, 2002, Equitable Life had reinsured in the aggregate approximately 15.0% of its current exposure to the GMDB obligation on annuity contracts in-force. GMDB related policyholder benefits incurred, net of related reinsurance, were $19.4 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively. SFAS No. 133 does not permit reporting of Equitable Life's GMDB obligation to contractholders or GMDB reinsurance contracts at fair value, and SFAS No. 97 prohibits the recording of a liability for the GMDB feature. A proposed AICPA SOP, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), however, would allow recording of a GMDB liability under certain circumstances. Based on management's understanding of the yet-to-be-adopted Proposed SOP, the unrecorded GMDB liabilities, net of reinsurance, were estimated to be $73.0 million and $28.0 million at June 30, 2002 and December 31, 2001, respectively. The determination of this estimated liability is based on proposed accounting guidance which is subject to change prior to release of a final document and is expected to be effective January 1, 2004 at the earliest. The determination of this liability is also based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      The scope of coverage of a portion of Equitable Life's reinsurance for its exposure from its GMIB and GMDB features is currently the subject of a dispute between Equitable Life and one of its reinsurers representing approximately 20.0% of its June 30, 2002 liability exposure related to the GMIB feature and approximately 5.0% of its June 30, 2002 exposure to the GMDB obligation on annuity contracts in-force. That dispute is scheduled for arbitration in early 2003. Although the outcome cannot be predicted with certainty, AXA Financial's management does not believe that the outcome of such arbitration will reduce its reinsurance coverage to an extent that would have a material effect on AXA Financial's consolidated financial position or results of operations.


7)    FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

8)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded a (reduction) increase in the SARs liability of $(16.4) million and $3.5 million for the second quarters of 2002 and 2001, and of $(9.6) million and $(39.3) million for the first half of 2002 and 2001, respectively, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the respective periods ended June 30, 2002 and 2001.

9)    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2001, except as described below:

      In FRANZE, in July 2002, the Court of Appeals reversed the District Court's decision certifying the class on the ground that the named plaintiffs lacked standing to assert claims against Equitable Life because their claims were time-barred. The case has been remanded to the District Court.

      In McEACHERN, in March 2002, plaintiff filed a motion to alter or amend the court's judgment and requested an additional 30 days to amend the complaint.

      In PATENAUDE, in May 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment of the District Court which dismissed the complaint.

      In MALHOLTRA, in March 2002, defendants filed a motion to dismiss plaintiffs' amended complaint.

      In the Mississippi Actions, two additional lawsuits were filed in April and May 2002 respectively, one by 79 additional plaintiffs and the second, by four additional plaintiffs. In April 2002, Equitable Life filed a notice of removal of the case involving 79 plaintiffs from Mississippi State Court to the United States District Court for the Northern District of Mississippi. Plaintiffs' motion to remand was denied by the Federal District Court in June 2002. Plaintiffs' motion for reconsideration is pending before the District Court. In June 2002, an additional lawsuit was filed by 25 additional plaintiffs.

      In THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in May 2002, the District

      Court granted in part and denied in part Equitable Life's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. Equitable Life has answered defendants' remaining counterclaims.

      In FISCHEL, in May 2002, the District Court issued an order granting plaintiffs' motion for partial summary judgment, granting Equitable Life's motion for summary judgment on plaintiffs' claim for breach of fiduciary duty and otherwise denying Equitable Life's motion for summary judgment. The court ruled that Equitable Life is liable to plaintiffs on their contract claims for benefits under ERISA. The court directed the parties to file briefs in September 2002 addressing the relief to which plaintiffs are entitled in light of the May 2002 order.

      In HIRT, in April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." Defendants responded to that motion in May 2002. Also, in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed.

      In IN RE AXA FINANCIAL, INC. SHAREHOLDERS LITIGATION, a hearing with respect to approval of the proposed settlement was held in March 2002. In May 2002, the court approved the settlement and in June 2002, one shareholder appealed.

      In UHRIK, a hearing with respect to approval of the proposed settlement was held in June 2002 and the court entered an Order and Final Judgment approving the settlement and dismissing the case. The deadline to appeal the Order and Final Judgment has passed.

      In MILLER, in April 2002, plaintiffs filed a second amended complaint. The allegations and relief sought in the second amended complaint are virtually identical to the amended class action complaint. In May 2002, defendants filed a motion to dismiss the second amended complaint.

      Plaintiffs in the BENAK, ROY, ROFFE, TATEM and GISSEN cases have moved to consolidate the complaints and in May 2002, those cases were consolidated in the Federal District Court in the District of New Jersey. In July 2002, a complaint entitled PFEIFFER V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER GROWTH FUND ("Pfeiffer Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. Alliance believes the plaintiff's allegations in the Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.

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

      In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION was filed in Federal District Court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Senior Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the general partner of Alliance, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The complaint specifically states that "[n]o allegations of fraud are made against or directed at" Alliance. Alliance believes the allegations of the complaint as to it are without merit and intends to vigorously defend against these allegations. In June 2002, Alliance moved to dismiss the complaint as the allegations therein pertain to it. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

      In May, 2002, a complaint entitled THE FLORIDA STATE BOARD OF ADMINISTRATION V. ALLIANCE CAPITAL MANAGEMENT L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. In June 2002, Alliance moved to dismiss the SBA Complaint. At the present time, Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

      In addition to the matters previously reported and those described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial's consolidated financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. Accordingly, AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any given matter will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.


10)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                 ---------------------------------  ----------------------------------
                                                      2002              2001             2002              2001
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (IN MILLIONS)
       SEGMENT REVENUES:
       Financial Advisory/Insurance............  $    1,429.5      $   1,204.0      $    2,652.1      $   2,559.4
       Investment Management...................         722.9            761.3           1,446.3          1,508.7
       Consolidation/elimination...............         (18.9)           (23.2)            (38.7)           (47.7)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    2,133.5      $   1,942.1      $    4,059.7      $   4,020.4
                                                 ===============   ===============  ===============   ================


       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE FEDERAL INCOME
          TAXES AND MINORITY INTEREST:
       Financial Advisory/Insurance............  $      365.3      $      60.8      $      480.9      $     312.0
       Investment Management...................         142.9            127.0             290.8            251.9
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Federal Income
          Taxes and Minority Interest..........  $      508.2      $     187.8      $      771.7      $     563.9
                                                 ===============   ===============  ===============   ================

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2002               2001
                                                                                  ----------------  ------------------
                                                                                             (IN MILLIONS)
       ASSETS:
       Financial Advisory/Insurance............................................    $    81,927.8     $     84,955.2
       Investment Management...................................................         14,965.8           16,031.3
       Consolidation/elimination...............................................            (61.7)             (74.1)
                                                                                  ----------------  ------------------
       Total Assets............................................................    $    96,831.9     $    100,912.4
                                                                                  ================  ==================


11)   RELATED PARTY TRANSACTIONS

      In May 2002, the Holding Company paid a cash shareholder dividend of $200.0 million.

      In March 2001, the Holding Company borrowed $1.10 billion from AXA. This short-term borrowing had an interest rate of LIBOR plus 0.15% per annum. In April 2001, the Holding Company repaid all of the short-term borrowing from AXA.

12)   COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) for second quarters 2002 and 2001 and the first half of 2002 and of 2001 are as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2002              2001             2002              2001
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      Net earnings............................. $      282.5      $      70.3      $      409.0      $      272.7
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....        183.3            (90.6)             39.3              81.3
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive income (loss)........        183.3            (90.6)             39.3              81.3
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income (Loss).............. $      465.8      $     (20.3)     $      448.3      $      354.0
                                                ===============   ===============  ===============   ===============


Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial that follows should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and the information discussed under Forward-Looking Statements included in this Form 10-Q, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Earnings from continuing operations before Federal income taxes and minority interest were $771.7 million for the first six months of 2002, an increase of $207.8 million or 36.9% from the year earlier period, with $168.9 million higher earnings reported by the Financial Advisory/Insurance segment and $38.9 million higher earnings for the Investment Management segment. Net earnings for AXA Financial totaled $409.0 million for the first six months of 2002, up $136.3 million from $272.7 million for the 2001 period. Net earnings for the 2001 period included a $3.5 million cumulative effect adjustment related to the January 1, 2001 adoption of SFAS No 133.

REVENUES. Total revenues for the first half of 2002 increased $39.3 million as revenues for the Financial Advisory/Insurance segment increased $92.7 million while Investment Management segment revenues declined 4.1% compared to the first six months of 2001.

Premiums declined $41.8 million, reflecting lower premiums on reinsurance assumed related to Equitable Life's withdrawal from certain accident and health and aviation and space reinsurance pools and the Financial Advisory/Insurance segment's focus on sales of variable and interest-sensitive investment and annuity products whose revenues are not reported as premiums. Policy fee income was $14.9 million lower, largely due to the effect of market depreciation on Separate Account balances.

Net investment income decreased $36.6 million, primarily due to the absence of short-term investment income that was generated in the first half of 2001 on the proceeds from the sale of DLJ and lower investment yields due to declining interest rates partially offset by a higher level of fixed income assets in the General Account due to higher sales of General Account products and transfers from the Separate Accounts. During the first half of 2001, short-term investment portfolios for both the General Account and the Holding Company Group included proceeds from the sale of DLJ which were subsequently used to pay taxes on that transaction and to pay dividends, with the remaining funds being reinvested principally in fixed maturities. These net decreases in investment income were partially offset by lower losses on equity investments of $3.7 million compared to $52.8 million in the first six months of 2001. Income on equity investments in first six months of 2001 included $27.1 million of income on CSG trading securities sold in that period. The lower losses primarily reflected the impact of significant market declines in the first six months of 2001 on limited partnerships invested in technology and communications issues.

Investment losses, net totaled $12.9 million in the 2002 period compared to $29.2 million in the first six months of 2001. The investment losses in the first half of 2002 included writedowns of $77.8 million on fixed maturities and $62.5 million of losses incurred on sales of telecommunications and cable industry fixed maturities that were substantially offset by a $96.8 million gain on the sale of one real estate property. Investment losses in the first six months of 2001 were principally related to writedowns primarily of high yield fixed maturities partially offset by gains on sales of fixed maturities.

The $116.3 million increase in commissions, fees and other income was primarily due to the $138.0 million increase in the fair value of the GMIB reinsurance contracts, disclosed in Note 6 of Notes to Consolidated Financial Statements included elsewhere herein, and by $11.7 million higher fees in the Financial Advisory/Insurance segment partially offset by $44.2 million lower fees in the Investment Management segment. The fee increase in the Financial Advisory/Insurance segment was principally driven by higher fees on higher sales of third party brokerage insurance products and mutual funds. The $32.2 million decrease in Alliance's investment advisory and services fees principally resulted from lower average assets under management and lower performance fees reflecting lower investment returns. The $24.1 million lower distribution revenues at Alliance were primarily due to lower average daily mutual fund assets under management attributable to market depreciation. The declines were partially offset by a $14.3 million increase in revenues from institutional research services due to higher NYSE volume and increased market share.

BENEFITS AND OTHER DEDUCTIONS. Total benefits and other deductions decreased $168.5 million, primarily due to the cessation of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002, lower compensation and benefits and lower other operating expenses.

Policyholders' benefits decreased by $3.5 million as the impacts of favorable life mortality were partially offset by GMDB claims and higher claims experience in reinsurance assumed product lines.

Interest credited to policyholders' account balances decreased $2.8 million in the 2002 period as the impact of lower crediting rates was partially offset by higher General Account balances.

When compared to the first half of 2001, there was a $28.5 million decrease in compensation and benefits in the first six months of 2002 as $56.7 million lower expenses in the Financial Advisory/Insurance segment were partially offset by a $28.2 million increase in the Investment Management segment. The Financial Advisory/Insurance segment totals included $9.6 million of credits resulting from changes in the SARs liability in the 2002 period as compared to $39.3 million in the comparable 2001 period. The SARs impact was more than offset by lower employee salary expenses due to reduced headcounts partially offset by higher pension plan costs, including the impact of reducing the expected long-range return on assets for the qualified pension plan from 10.25% as of January 1, 2001 to 9.0% as of January 1, 2002. Compensation and benefits for the first six months of 2001 for the Financial Advisory/Insurance segment included payments to certain former AXA Financial executive officers under continuity agreements related to AXA's minority interest buyout. The increase in compensation and benefits in the Investment Management segment was due to higher commissions and incentive compensation primarily attributable to agreements put into place at the time of the Bernstein acquisition offset by lower base compensation at Alliance.

Commissions increased $27.7 million due to higher sales of annuity contracts and mutual funds.

Distribution plan payments totaled $237.7 million for the first six months of 2002, down $10.5 million from the prior year's total due to lower payments by Alliance to financial intermediaries for distribution of sponsored mutual funds and cash management services' products.

Interest expense decreased $10.9 million to $108.4 million principally due to the absence of interest on the short-term loan from AXA that was repaid in April 2001.

DAC amortization declined $11.4 million to $141.3 million for the first six months of 2002. As required by SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," estimates and assumptions underlying the DAC amortization rates are reassessed and updated at the end of each reporting period ("DAC unlocking"). In second quarter 2002, among the assumptions modified to reflect emerging experience were projected future Separate Account performance, annuity surrenders and life mortality that resulted in a net decrease in DAC amortization. This net decrease due to unlocking was partially offset by higher amortization due to changes in current period margins on DAC reactive products.

Capitalization of DAC decreased $7.9 million from $379.6 million in the first half of 2001 due to lower deferrable expenses partially offset by higher commissions.

The $90.6 million decline in the amortization of intangible assets was the result of the cessation of goodwill amortization upon adopting SFAS No. 142.

Other operating costs and expenses declined $53.8 million primarily due to lower consulting fees, lower premium taxes and state and local income taxes and the impact of other cost saving measures on travel, printing and other general expenses, partially offset by an increased accrual for legal settlements.

PREMIUMS AND DEPOSITS. Total premiums and deposits for insurance and annuity products for the first six months of 2002 increased from prior year levels by $755.2 million to $4.15 billion. This increase was primarily due to higher premiums from annuities in both the retail and wholesale channels, including $551.0 million in sales of a new single premium deferred annuity product introduced in third quarter 2001, and $1.13 billion in sales of the new line of variable annuity products, introduced in April 2002. Total sales of mutual funds and fee based assets gathered increased $268.9 million to $1.97 billion in the first half of 2002, up from $1.70 billion in the comparable 2001 period.

SURRENDERS AND WITHDRAWALS. When totals for the first six months of 2002 are compared to the comparable 2001 period, surrenders and withdrawals increased from $2.51 billion to $2.64 billion primarily as the result of a single large pension plan contract surrender of $123.8 million in second quarter 2002 that caused the annualized annuities surrender rate to increase to 10.0% for the first half of 2002. When this surrender is excluded, the annualized annuities surrender rate increased slightly to 9.4% in the 2002 period from 9.1% in the same period in 2001, while the individual life surrender rates showed a decrease to 3.8% from 4.0%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

ASSETS UNDER MANAGEMENT.  An analysis of assets under management follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                         JUNE 30,
                                             ---------------------------------
                                                  2002              2001
                                             ---------------   ---------------
Third party (1)...........................   $     361,864     $    403,955
General Account and other.................          37,925           35,916
Separate Accounts.........................          40,904           49,724
                                             ---------------   ---------------
Total Assets Under Management.............   $     440,693     $    489,595
                                             ===============   ===============

(1)  2001 amounts have been restated to conform with 2002 presentation.


Third party assets under management at June 30, 2002 decreased $40.09 billion primarily due to decreases at Alliance. General Account and other assets under management increased $2.01 billion from the amounts reported at June 30, 2001 due to higher sales of General Account based products and policyholder initiated transfers from the Separate Account. The $8.82 billion decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance assets under management at the end of first six months of 2002 totaled $412.50 billion as compared to $462.17 billion at June 30, 2001. Decreases of $17.9 billion, $20.0 billion and $1.3 billion, respectively, in retail, institutional and private client assets under management were principally due to market depreciation. Net asset outflows of $4.0 billion in the retail channel more than offset net asset inflows in both the institutional investment management and private client distribution channels of $1.0 billion and $2.5 billion, respectively. Non-US clients accounted for 14.1% of Alliance's June 30, 2002 assets under management total.


LIQUIDITY AND CAPITAL RESOURCES

HOLDING COMPANY. The Holding Company paid a cash shareholder dividend of $200.0 million in May 2002.

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

EQUITABLE LIFE. In the first six months of 2002, Equitable Life paid shareholder dividends of $250.0 million as compared to $1.50 billion in the comparable 2001 period.

At June 30, 2002, Equitable Life's short-term debt totaled $701.4 million, primarily mortgage-backed repurchase agreements. In June 2002, Equitable Life renewed its $250.0 million 364-day credit facility. At June 30, 2002, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

During first quarter 2001, Equitable Life sold its remaining holdings of CSG stock received upon the sale of DLJ.

ALLIANCE. At June 30, 2002, Alliance had $74.8 million of short-term debt outstanding, principally under its commercial paper program, compared to $613.4 million outstanding at June 30, 2001. In August 2001, Alliance issued $400.0 million 5.625% notes due 2006 under its July 11, 2001 shelf registration statement. The net proceeds were used to reduce short-term debt and for general partnership purposes.

FORWARD-LOOKING STATEMENTS

AXA Financial's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning AXA Financial's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning AXA Financial's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in AXA Financial's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risk and other factors that could cause such differences and/or, if realized, could have a material adverse effect on AXA Financial's consolidated financial position and/or results of operations.

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

Increased volatility of equity markets can impact profitability of the Financial Advisory/Insurance and Investment Management segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with guaranteed minimum death or income benefits, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels.

Equity market volatility also may impact DAC amortization on variable and universal life insurance contracts, variable annuities and participating traditional life contracts. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DAC amortization rates, DAC amortization could be accelerated. Volatile equity markets can also impact the level of contractholder surrender activity, which, in turn, can impact future profitability.

The effects of significant equity market fluctuations on the Insurance Group's operating results can be complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, making it difficult to reliably predict effects on operating earnings over a broad range of equity markets performance alternatives. Further, these effects may not always be proportional for market increases and market decreases.

Margins on interest-sensitive annuities and universal life insurance can be affected by interest rate fluctuations. In a declining interest rate environment, credited rates can generally be adjusted more quickly than the related invested asset portfolio is affected by declining reinvestment rates, tending to result in higher net interest margins on interest-sensitive products in the short term. However, under scenarios in which interest rates fall and remain at significantly lower levels, minimum guarantees on interest-sensitive annuities and universal life insurance (generally 2.5% to 4.5%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

For both interest-sensitive annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. In this environment, there is pressure to increase credited rates on interest-sensitive products to match competitors' new money rates. However, such changes in credited rates generally occur more quickly than the earned rates on the related invested asset portfolios reflect changes in market yields. The greater and faster the rise in interest rates, the more the earned rates will tend to lag behind market rates.

For the Investment Management segment, significant changes in equity markets can impact revenues and the recoverability of deferred costs. See "Other Risks of the Investment Management Segment" below.

OTHER RISKS OF THE FINANCIAL ADVISORY/INSURANCE SEGMENT. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation" contained in the 2001 Form 10-K. The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of the September 2001 and any future terrorist attacks and the results of war on terrorism. Recoverability of DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

OTHER RISKS OF THE INVESTMENT MANAGEMENT SEGMENT. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Combined Operating Results by Segment - Investment Management" contained in the 2001 Form 10-K.

Payments made by Alliance to financial intermediaries in connection with the sale of back-end load mutual funds are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from the contingent deferred sales charge ("CDSC") received from shareholders of those funds upon redemption of their shares. Management of Alliance believes that Alliance will recover fully the amounts paid to financial intermediaries from distribution fees it expects to receive from its mutual funds in respect of assets under management related to back-end load shares and the CDSC it expects to receive from back-end load fund shareholders upon the redemption of their shares. Nevertheless, continued declines in financial markets from June 30, 2002 levels or a continuation of unfavorable back-end load share redemption levels compared to historical average levels, or both, may result in the impairment in the future of the deferred sales commission asset that totaled $591.8 million at June 30, 2002. Due to the uncertainty surrounding the extent and timing of the receipt by Alliance of future cash flows required to recover the deferred sales commission asset, Alliance's management is unable to predict the timing of any impairment that may occur, but, should an impairment occur in the future, it would reduce materially the recorded amount of the asset with a corresponding non-cash charge to expense. Impairment of the deferred sales commission asset is evaluated quarterly, or when a significant decrease in the estimated fair value of deferred sales commissions occurs, by comparing the undiscounted future cash flows estimated by Alliance's management to be realized from this asset to its recorded amount. If the estimated undiscounted future cash flows are less than the recorded amount and if Alliance's management estimates that the recorded amount is not fully recoverable, an impairment loss is recognized for the difference between the recorded amount and the estimated fair value of the asset. Cash flows consist of ongoing distribution fees and CDSC. Distribution fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on the values of back-end load shares redeemed and, generally, the length of time the shares have been held. Average assets under management related to back-end load shares and the value of back-end load shares redeemed increase or decrease based on market appreciation or depreciation and the sale and redemption of back-end load shares.

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

REGULATION. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. See "Business - Regulation" contained in the 2001 Form 10-K.

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

In FRANZE, in July 2002, the Court of Appeals reversed the District Court's decision certifying the class on the ground that the named plaintiffs lacked standing to assert claims against Equitable Life because their claims were time-barred. The case has been remanded to the District Court.

In McEACHERN, in March 2002, plaintiff filed a motion to alter or amend the court's judgment and requested an additional 30 days to amend the complaint.

In PATENAUDE, in May 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment of the District Court which dismissed the complaint.

In MALHOLTRA, in March 2002, defendants filed a motion to dismiss plaintiffs' amended complaint.

In the Mississippi Actions, two additional lawsuits were filed in April and May 2002 respectively, one by 79 additional plaintiffs and the second, by four additional plaintiffs. In April 2002, Equitable Life filed a notice of removal of the case involving 79 plaintiffs from Mississippi State Court to the United States District Court for the Northern District of Mississippi. Plaintiffs' motion to remand was denied by the Federal District Court in June 2002. Plaintiffs' motion for reconsideration is pending before the District Court. In June 2002, an additional lawsuit was filed by 25 additional plaintiffs.

In THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in May 2002, the District Court granted in part and denied in part Equitable Life's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. Equitable Life has answered defendants' remaining counterclaims.

In FISCHEL, in May 2002, the District Court issued an order granting plaintiffs' motion for partial summary judgment, granting Equitable Life's motion for summary judgment on plaintiffs' claim for breach of fiduciary duty and otherwise denying Equitable Life's motion for summary judgment. The court ruled that Equitable Life is liable to plaintiffs on their contract claims for benefits under ERISA. The court directed the parties to file briefs in September 2002 addressing the relief to which plaintiffs are entitled in light of the May 2002 order.

In HIRT, in April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." Defendants responded to that motion in May 2002. Also, in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed.

In IN RE AXA FINANCIAL, INC. SHAREHOLDERS LITIGATION, a hearing with respect to approval of the proposed settlement was held in March 2002. In May 2002, the court approved the settlement and in June 2002, one shareholder appealed.

In UHRIK, a hearing with respect to approval of the proposed settlement was held in June 2002 and the court entered an Order and Final Judgment approving the settlement and dismissing the case. The deadline to appeal the Order and Final Judgment has passed.

In MILLER, in April 2002, plaintiffs filed a second amended complaint. The allegations and relief sought in the second amended complaint are virtually identical to the amended class action complaint. In May 2002, defendants filed a motion to dismiss the second amended complaint.

Plaintiffs in the BENAK, ROY, ROFFE, TATEM and GISSEN cases have moved to consolidate the complaints and in May 2002, those cases were consolidated in the Federal District Court in the District of New Jersey. In July 2002, a complaint entitled PFEIFFER V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER

GROWTH FUND ("Pfeiffer Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. Alliance believes the plaintiff's allegations in the Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.

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

In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION was filed in Federal District Court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Senior Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the general partner of Alliance, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The complaint specifically states that "[n]o allegations of fraud are made against or directed at" Alliance. Alliance believes the allegations of the complaint as to it are without merit and intends to vigorously defend against these allegations. In June 2002, Alliance moved to dismiss the complaint as the allegations therein pertain to it. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

In May, 2002, a complaint entitled THE FLORIDA STATE BOARD OF ADMINISTRATION V. ALLIANCE CAPITAL MANAGEMENT L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. In June 2002, Alliance moved to dismiss the SBA Complaint. At the present time, Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

In addition to the matters previously reported and those described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial's consolidated financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. Accordingly, AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any given matter will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Item 2.    CHANGES IN SECURITIES
           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5.    OTHER INFORMATION
           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits

               None.

           (b) Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 14, 2002       AXA FINANCIAL, INC.


                               By:  /s/ Stanley B. Tulin
                                    --------------------------------------------
                                    Name:   Stanley B. Tulin
                                    Title:  Vice Chairman of the Board and
                                            Chief Financial Officer


Date:    August 14, 2002            /s/ Alvin H. Fenichel
                                    --------------------------------------------
                                    Name:   Alvin H. Fenichel
                                    Title:  Senior Vice President and Controller