Form 10-Q
period 2002-09-30
AXA FINANCIAL INC
filed 2002-11-13
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2002            Commission File No. 1-11166
--------------------------------------------------------------------------------


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



No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 12, 2002.

At November 12, 2002, 436,192,949 shares of the registrant's Common Stock were outstanding.



                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS



                                                                          Page #
                                                                          ------

PART I     FINANCIAL INFORMATION

Item 1:    Unaudited Consolidated Financial Statements
           o Consolidated Balance Sheets, September 30, 2002 and
             December 31, 2001.............................................   3
           o Consolidated Statements of Earnings, Three Months and
             Nine Months Ended September 30, 2002 and 2001.................   4
           o Consolidated Statements of Shareholders' Equity,
             Nine Months Ended September 30, 2002 and 2001.................   5
           o Consolidated Statements of Cash Flows, Nine Months Ended
             September 30, 2002 and 2001...................................   6
           o Notes to Consolidated Financial Statements....................   7

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ("Management Narrative")..............  18

Item 3:    Quantitative and Qualitative Disclosures About Market Risk*.....  25

Item 4     Controls and Procedures.........................................  25

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings...............................................  26

Item 2:    Changes in Securities...........................................  29

Item 3:    Defaults Upon Senior Securities.................................  29

Item 4:    Submission of Matters to a Vote of Security Holders.............  29

Item 5:    Other Information...............................................  29

Item 6:    Exhibits and Reports on Form 8-K................................  29

SIGNATURES.................................................................  30

CERTIFICATIONS.............................................................  31




*Omitted pursuant to General Instruction H to Form 10-Q.

PART I FINANCIAL INFORMATION
       ITEM 1: UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               SEPTEMBER 30,        December 31,
                                                                                   2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    25,993.8        $    23,355.0
  Mortgage loans on real estate.............................................        3,762.3              4,333.3
  Equity real estate........................................................          793.8                875.7
  Policy loans..............................................................        4,120.3              4,100.7
  Other equity investments..................................................          795.7                768.4
  Other invested assets.....................................................          978.8                687.2
                                                                              -----------------    -----------------
      Total investments.....................................................       36,444.7             34,120.3
Cash and cash equivalents...................................................        1,467.6                884.4
Cash and securities segregated, at estimated fair value.....................        1,147.9              1,415.2
Broker-dealer related receivables...........................................        1,419.4              1,950.9
Deferred policy acquisition costs...........................................        5,727.2              5,513.7
Goodwill and other intangible assets, net...................................        3,952.4              3,928.4
Amounts due from reinsurers.................................................        2,313.3              2,237.0
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,852.3              3,515.2
Separate Accounts assets....................................................       35,975.3             46,947.3
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $    92,700.1        $   100,912.4
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    22,711.5        $    20,939.1
Future policy benefits and other policyholders liabilities..................       13,687.7             13,542.7
Broker-dealer related payables..............................................        1,223.8              1,265.5
Customers related payables..................................................        1,495.0              1,814.5
Short-term and long-term debt...............................................        3,033.2              2,982.1
Federal income taxes payable................................................        1,512.9              1,286.5
Other liabilities...........................................................        3,564.2              3,475.2
Separate Accounts liabilities...............................................       35,862.5             46,875.6
Minority interest in equity of consolidated subsidiaries....................        1,250.7              1,255.2
Minority interest subject to redemption rights..............................          639.4                651.4
                                                                              -----------------    -----------------
      Total liabilities.....................................................       84,980.9             94,087.8
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDERS' EQUITY
Common stock, at par value..................................................            3.9                  3.9
Capital in excess of par value..............................................        1,023.5              1,016.7
Retained earnings...........................................................        6,171.7              5,601.9
Accumulated other comprehensive income......................................          520.1                202.1
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        7,719.2              6,824.6
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $    92,700.1        $   100,912.4
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ---------------------------------  ---------------------------------
                                                            2002             2001              2002              2001
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (IN MILLIONS)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      323.0     $      325.9      $      994.2      $   1,012.0
Premiums.............................................         227.8            244.8             699.7            758.5
Net investment income................................         600.9            592.9           1,785.8          1,814.4
Investment losses, net...............................         (75.3)          (118.2)            (88.2)          (147.4)
Commissions, fees and other income...................         827.9            790.2           2,572.5          2,418.5
                                                       ---------------  ----------------  ---------------   ---------------
      Total revenues.................................       1,904.3          1,835.6           5,964.0          5,856.0
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................         461.2            459.8           1,390.0          1,392.1
Interest credited to policyholders' account
  balances...........................................         244.6            246.2             739.7            744.1
Compensation and benefits............................         383.5            447.8           1,166.7          1,259.5
Commissions..........................................         131.3            108.2             403.7            352.9
Distribution plan payments...........................         106.3            120.9             344.0            369.1
Amortization of deferred sales commissions...........          56.2             57.4             174.0            173.6
Interest expense.....................................          55.6             53.6             164.0            172.9
Amortization of deferred policy acquisition costs....          72.3             75.3             213.6            228.0
Capitalization of deferred policy acquisition costs..        (184.7)          (169.2)           (556.4)          (548.8)
Rent expense.........................................          50.1             44.8             146.9            135.3
Amortization of other intangible assets..............           6.0             51.5              18.1            154.2
Other operating costs and expenses...................         189.3            187.4             655.4            707.3
                                                       ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions............       1,571.7          1,683.7           4,859.7          5,140.2
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income tax benefit (expense)  and
  minority interest..................................         332.6            151.9           1,104.3            715.8
Federal income tax benefit (expense).................          71.3            (28.8)           (133.1)          (177.3)
Minority interest in net income of
  consolidated subsidiaries..........................         (62.5)           (71.2)           (220.4)          (218.6)
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations..................         341.4             51.9             750.8            319.9

Earnings (loss) from discontinued operations, net
    of Federal income taxes..........................          19.4              (.5)             19.0              7.7
Cumulative effect of accounting change, net of
   Federal income taxes..............................           -                -                 -               (3.5)
                                                       ---------------  ----------------  ---------------   ---------------

NET EARNINGS.........................................  $      360.8     $       51.4      $      769.8      $     324.1
                                                       ===============  ================  ===============   ===============






                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                   2002                  2001
                                                                             ------------------    -----------------
                                                                                         (IN MILLIONS)

SHAREHOLDERS' EQUITY
Series D convertible preferred stock, beginning of year ....................  $         -          $       219.6
Exchange of Series D convertible preferred stock ...........................                               (54.6)
                                                                              -----------------    -----------------
Series D convertible preferred stock, end of period.........................            -                  165.0
                                                                              -----------------    -----------------

Stock employee compensation trust, beginning of year .......................            -                 (219.6)
Exchange of Series D convertible preferred stock  in the employee
     compensation trust.....................................................            -                   54.6
                                                                              -----------------    -----------------
Stock employee compensation trust, end of period............................            -                 (165.0)
                                                                              -----------------    -----------------

Common stock, at par value, beginning of year...............................            3.9                  4.6
Shares cancelled in connection with merger of AXA Merger Corp. .............            -                    (.5)
Treasury stock retired, at par value........................................            -                    (.2)
                                                                              -----------------    -----------------
Common stock, at par value, end of period...................................            3.9                  3.9
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        1,016.7              4,753.8
Decrease related to the merger of AXA Merger Corp. .........................            -               (2,999.5)
Decrease from retirement of treasury stock..................................            -                 (629.4)
Other changes in additional capital in excess of par value..................            6.8               (115.1)
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,023.5              1,009.8
                                                                              -----------------    -----------------

Treasury stock, beginning of year...........................................            -                 (629.6)
Retirement of treasury stock................................................            -                  629.6
                                                                              -----------------    -----------------
Treasury stock, end of period...............................................            -                    -
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        5,601.9              5,380.6
Net earnings................................................................          769.8                324.1
Dividends on common stock...................................................         (200.0)                 -
Decrease in retained earnings in connection with merger of
   AXA Merger Corp. ........................................................            -                   (3.5)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        6,171.7              5,701.2
                                                                              -----------------    -----------------

Accumulated other comprehensive income (loss), beginning of year............          202.1                 (2.3)
Other comprehensive income..................................................          318.0                418.3
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          520.1                416.0
                                                                              -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................  $     7,719.2        $     7,130.9
                                                                              =================    =================








                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
Net earnings................................................................  $       769.8        $       324.1
  Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
    Interest credited to policyholders' account balances....................          739.7                744.1
    Universal life and investment-type product policy fee income............         (994.2)            (1,012.0)
    Net change in broker-dealer customer related receivables/payables......          (256.1)               (36.9)
    Investment losses, net..................................................           88.2                147.4
    Decrease in segregated cash and securities, net.........................          267.2                212.9
    Change in deferred policy acquisition costs.............................         (342.2)              (319.2)
    Change in future policy benefits........................................           (8.6)               (34.0)
    Change in property and equipment........................................          (89.1)              (202.0)
    Change in Federal income tax payable....................................           40.7             (1,401.6)
    Change in fair value of guaranteed minimum income benefit
      reinsurance contract..................................................         (247.0)                 -
    Amortization of goodwill and other intangible assets ...................           18.1                154.2
    Other, net..............................................................          377.7                347.4
                                                                              -----------------    -----------------

Net cash provided (used) by operating activities............................          364.2             (1,075.6)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        2,057.7              1,757.8
  Sales....................................................................         6,510.3              6,072.5
  Purchases.................................................................       (9,738.4)            (7,827.9)
  Increase in short-term investments........................................         (393.6)              (350.4)
  Other, net................................................................          210.0                (75.9)
                                                                              -----------------    -----------------

Net cash used by investing activities.......................................       (1,354.0)              (423.9)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        3,308.2              2,118.2
    Withdrawals and transfers to Separate Accounts..........................       (1,375.1)            (1,809.3)
  Net increase (decrease) in short-term financings..........................           70.9               (299.5)
  Additions to long-term debt...............................................            -                  398.4
  Dividends paid on common stock ...........................................         (200.0)                 -
  Other, net................................................................         (231.0)              (288.5)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................        1,573.0                119.3
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          583.2             (1,380.2)
Cash and cash equivalents, beginning of year................................          884.4              2,479.5
                                                                              -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................................  $     1,467.6        $     1,099.3
                                                                              =================    =================

Supplemental cash flow information
  INTEREST PAID.............................................................  $       132.3        $       126.5
                                                                              =================    =================
  INCOME TAXES PAID.........................................................  $        91.8        $     1,577.3
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


  1)  BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (See Note 6) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of AXA Financial for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2002" and "third quarter 2001" refer to the three months ended September 30, 2002 and 2001, respectively. The terms "first nine months of 2002" and "first nine months of 2001" refer to the nine months ended September 30, 2002 and 2001, respectively.

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

  2)  ACCOUNTING CHANGES

      On January 1, 2002, AXA Financial adopted SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Upon adoption of SFAS No. 142, amortization of goodwill ceased. Amortization of goodwill and other intangible assets for third quarter and first nine months of 2001, respectively, was approximately $30.9 million and $92.6 million, net of minority interest of $20.5 million and $61.6 million, of which $3.2 million and $10.0 million, net of minority interest of $2.7 million and $8.1 million, related to other intangible assets. Amortization of goodwill and other intangible assets for the years ended December 31, 2001, 2000 and 1999, respectively, was approximately $123.7 million, $49.6 million and $3.3 million, net of minority interest of $82.3 million, $29.7 million and $1.5 million, of which $13.5 million, $2.8 million and $.6 million, net of minority interest of $10.8 million, $1.1 million and $.5 million, related to other intangible assets. Net income, excluding goodwill amortization expense, for third quarter and first nine months of 2001, respectively, would have been $79.1 million and $406.7 million. Net income, excluding goodwill amortization expense, for the years ended December 31, 2001, 2000 and 1999, respectively, would have been $535.0 million, $2,462.2 million and $1,128.8 million. Amortization of other intangible assets for third quarter and first nine months of 2002 was $3.6 million and $10.8 million, net of minority interest of $2.4 million and $7.3 million. Amounts presently estimated to be recorded in each of the succeeding five years ended December 31, 2006 for amortization of other intangible assets are not expected to vary significantly from the amount for the full year December 31, 2001 of $13.5 million, net of minority interest of $10.8 million. The gross carrying amount and accumulated amortization of other intangible assets were $478.5 million and $141.6 million, respectively, at September 30, 2002 and $615.4 million and $123.5 million, respectively, at December 31, 2001. The carrying amount of goodwill was $3,473.9 million and $3,436.5 million, respectively, at September 30, 2002 and at

      December 31, 2001 and relates solely to the Investment Management segment. No losses resulted from completion in first six months of 2002 of transitional impairment testing of indefinite-lived intangible assets and goodwill. SFAS No. 141 and No. 144 had no material impact on the results of operations or financial position of AXA Financial upon their adoption on January 1, 2002.

      On January 1, 2001, AXA Financial adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by AXA Financial at January 1, 2001 include interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuity contracts and certain reinsurance contracts. Based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provision of SFAS No. 133, AXA Financial recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free-standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, AXA Financial elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with recent interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on AXA Financial's results of operation or its financial position. Upon its adoption of SFAS No. 133, AXA Financial reclassified $256.7 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $8.9 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001. See Note 7 regarding the GMIB reinsurance asset.

      AXA Financial adopted the AICPA's SOP 00-3, which established new accounting and reporting standards for demutualizations, prospectively as of January 1, 2001 with no financial impact upon initial implementation.

  3)  NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 established financial accounting and reporting standards for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. However, the cost of termination benefits provided under the terms of an ongoing benefit arrangement, such as a standard severance offering based on years of service, continues to be covered by other accounting pronouncements and is unchanged by SFAS No. 146. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. AXA Financial's management is assessing the impact of adoption.

  4)  INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      -----------------------------------
                                                                           2002                2001
                                                                      ---------------     ---------------
                                                                                (IN MILLIONS)
      Balances, beginning of year.................................... $       87.6        $     126.2
      Additions charged to income....................................         26.4               31.1
      Deductions for writedowns and asset dispositions...............         (9.1)             (36.7)
                                                                      ---------------     ---------------
      Balances, End of Period........................................ $      104.9        $     120.6
                                                                      ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate................................ $       23.0        $      44.7
        Equity real estate...........................................         81.9               75.9
                                                                      ---------------     ---------------
      Total.......................................................... $      104.9        $     120.6
                                                                      ===============     ===============


      For the third quarters and first nine months of 2002 and of 2001, investment income is shown net of investment expenses of $37.2 million, $54.3 million, $140.3 million and $170.8 million, respectively.

      As of September 30, 2002 and December 31, 2001, fixed maturities classified as available for sale had amortized costs of $24,699.0 million and $22,874.1 million. Other equity investments included trading securities having carrying values of $1.0 million and $2.4 million and costs of $3.4 million and $4.9 million at September 30, 2002 and December 31, 2001, respectively, and other equity securities with carrying values of $98.5 million and $64.1 million and costs of $115.1 million and $59.9 million as of September 30, 2002 and December 31, 2001, respectively.

      In the third quarters and first nine months of 2002 and of 2001, respectively, net unrealized and realized holding (losses) gains on trading account equity investments of $(.3) million, $(1.4) million, $.3 million and $25.1 million were included in net investment income in the consolidated statements of earnings.

      For the first nine months of 2002 and of 2001, proceeds received on sales of fixed maturities classified as available for sale amounted to $5,766.6 million and $4,308.3 million, respectively. Gross gains of $86.0 million and $131.8 million and gross losses of $137.0 million and $82.4 million were realized on these sales for the first nine months of 2002 and of 2001, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $814.0 million during the first nine months of 2002, resulting in a balance of $1,294.8 million at September 30, 2002.

      Impaired mortgage loans along with the related investment valuation allowances for losses follows:


                                                                                 SEPTEMBER 30,      December 31,
                                                                                      2002              2001
                                                                                ----------------- -----------------
                                                                                          (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances............   $     115.6       $        114.2
      Impaired mortgage loans without investment valuation allowances.........          20.4                 30.6
                                                                                ---------------   -----------------
      Recorded investment in impaired mortgage loans..........................         136.0                144.8
      Investment valuation allowances.........................................         (23.0)               (19.2)
                                                                                ---------------   -----------------
      Net Impaired Mortgage Loans.............................................   $     113.0       $        125.6
                                                                                ===============   =================


      During the first nine months of 2002 and of 2001, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $141.7 million and $156.1 million. Interest income recognized on these impaired mortgage loans totaled $7.5 million and $5.4 million for the first nine months of 2002 and of 2001, respectively.

  5)  CLOSED BLOCK

      The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block which would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in-force. As of January 1, 2001, AXA Financial has developed an actuarial calculation of the expected timing of the Closed Block earnings.

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

      Summarized financial information for the Closed Block is as follows:

                                                                               SEPTEMBER 30,         December 31,
                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other...... $     9,217.2        $     9,049.9
      Other liabilities......................................................          85.2                 53.6
                                                                              -----------------    -----------------
      Total Closed Block liabilities.........................................       9,302.4              9,103.5
                                                                              -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities available for sale, at estimated fair value (amortized
        cost $4,628.7 and $4,600.4)..........................................       4,934.8              4,705.7
      Mortgage loans on real estate..........................................       1,479.8              1,514.4
      Policy loans...........................................................       1,466.0              1,504.4
      Cash and other invested assets.........................................         209.5                141.0
      Other assets...........................................................         238.1                214.7
                                                                              -----------------    -----------------
       Total assets designated to the Closed Block...........................       8,328.2              8,080.2
                                                                              -----------------    -----------------


      Excess of Closed Block liabilities over assets designated
        to the Closed Block..................................................         974.2              1,023.3
      Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred Federal income
             tax of $44.2 and $20.4 and policyholder dividend obligation ....          51.5                 37.8
                                                                              -----------------    -----------------


      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities.............................................. $     1,025.7        $     1,061.1
                                                                              =================    =================

      Closed Block revenues and expenses were as follows:


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2002             2001              2002              2001
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income...............  $      126.8     $      135.2      $      404.2      $     426.7
      Investment income (net of investment
         expenses of $.9, $.1, $4.6
         and $2.6)............................         144.8            146.5             436.8            437.2
      Investment losses, net..................         (12.4)             (.6)            (32.2)           (13.2)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         259.2            281.1             808.8            850.7
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         235.7            238.1             735.0            724.9
      Other operating costs and expenses......           4.5              4.4              14.0             14.0
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         240.2            242.5             749.0            738.9
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before Federal income
         taxes................................          19.0             38.6              59.8            111.8
      Federal income taxes....................          (7.8)           (13.8)            (24.4)           (40.4)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       11.2     $       24.8      $       35.4      $      71.4
                                                ===============  ================  ===============   ===============


  6)  OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:


                                                                               SEPTEMBER 30,        December 31,
                                                                                    2002                2001
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $690.1 and $542.9)..................................  $      720.0       $       559.6
      Equity real estate.....................................................         206.0               252.0
      Mortgage loans on real estate..........................................          89.5               160.3
      Other equity investments...............................................          16.2                22.3
      Other invested assets..................................................            .5                  .4
                                                                              -----------------  -------------------
           Total investments.................................................       1,032.2               994.6
      Cash and cash equivalents..............................................          20.4                41.1
      Other assets...........................................................         144.0               152.6
                                                                              -----------------  -------------------
      Total Assets...........................................................  $    1,196.6       $     1,188.3
                                                                              =================  ===================

      Policyholders liabilities..............................................  $      916.4       $       932.9
      Allowance for future losses............................................         150.6               139.9
      Other liabilities......................................................         129.6               115.5
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $    1,196.6       $     1,188.3
                                                                              =================  ===================


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2002              2001             2002              2001
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.3, $5.8, $13.8
        and $18.3)............................. $       16.3      $      21.5      $       56.9      $       73.3
      Investment gains, net....................          6.1              2.7              44.7              14.7
      Policy fees, premiums and
         other income..........................          -                 .3                .2                .2
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         22.4             24.5             101.8              88.2

      Benefits and other deductions............         27.1             24.3              74.9              76.1
      (Losses) earnings (charged) credited to
         allowance for future losses...........         (4.7)              .2              26.9              12.1
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings (loss) from
        releasing (strengthening) the allowance
        for future losses......................         29.9              (.9)             29.2              11.8
      Federal income tax (expense) benefit.....        (10.5)              .4             (10.2)             (4.1)
                                                ---------------   ---------------  ---------------   ---------------
      Income (Loss) from Other Discontinued
         Operations............................ $       19.4      $       (.5)     $       19.0      $        7.7
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

      Management believes the allowance for future losses at September 30, 2002 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $4.9 million and $4.8 million on mortgage loans on real estate and $1.7 million and $5.0 million on equity real estate were held at September 30, 2002 and December 31, 2001, respectively.

  7)  VARIABLE ANNUITY CONTRACTS - GUARANTEED MINIMUM INCOME AND DEATH BENEFITS

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

      The GMIB reinsurance contracts are considered derivatives under SFAS No. 133 and, therefore, are required to be reported in the balance sheet at their fair value. Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts at September 30, 2002 and June 30, 2002 were $247.0 million and $138.0 million, respectively. These fair values are reported in the consolidated balance sheets in Other assets. The increases in estimated fair values of $109.0 million and $247.0 million for the three and nine months ended September 30, 2002, respectively, were due primarily to significant equity market declines during 2002. These changes in fair value are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      The consolidated financial statements only reflect the fair value of the GMIB reinsurance contract asset. Under GAAP, no provision or liability for the gross GMIB obligation to contractholders or amount net of reinsurance is permitted to be reflected in these statements. While SFAS No. 133 requires Equitable Life to record the GMIB reinsurance contract asset at fair value, it does not allow reporting of Equitable Life's GMIB obligation to contractholders as an embedded derivative at fair value. Further, SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," prohibits the recording of a liability for the GMIB feature. A proposed AICPA SOP, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), however, would allow recording of a liability for variable annuity products with a guaranteed minimum death benefit ("GMDB") feature under certain circumstances and contains a methodology for establishing a liability for potential GMDB benefits. Management believes this methodology would be appropriate for valuing and disclosing the GMIB liability net of reinsurance as well. The unrecorded GMIB liabilities, net of reinsurance, calculated under this proposed methodology would be $51.0 million as of September 30, 2002. The determination of this estimated liability is based on proposed accounting guidance which is subject to change prior to release of a final document and is expected to be effective January 1, 2004 at the earliest. The determination of this liability is also based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      Equitable Life also issues certain variable annuity products with a GMDB feature. As with GMIB, Equitable Life bears the risk that protracted under-performance of the financial markets could result in GMDB benefits being higher than what accumulated policyholder account balances would support. At September 30, 2002, Equitable Life had reinsured in the aggregate approximately 15.0% of its current exposure to the GMDB obligation on annuity contracts in-force. GMDB related policyholder benefits incurred, net of related reinsurance, were $35.1 million and $10.1 million for the nine months ended September 30, 2002 and 2001, respectively. SFAS No. 133 does not permit reporting of Equitable Life's GMDB obligation to contractholders or GMDB reinsurance contracts at fair value, and SFAS No. 97 prohibits the recording of a liability for the GMDB feature. However, based on management's understanding of the Proposed SOP described in the previous paragraph, the unrecorded GMDB liabilities, net of reinsurance, were estimated to be $118.0 million and $28.0 million at September 30, 2002 and December 31, 2001, respectively. The determination of this estimated liability is also based on proposed accounting guidance which is subject to change prior to release of a final document and is expected to be effective January 1, 2004 at the earliest. The determination of this liability is also based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      The scope of coverage of a portion of Equitable Life's reinsurance for its exposure from its GMIB and GMDB features is currently the subject of a dispute between Equitable Life and one of its reinsurers representing approximately 20.0% of its September 30, 2002 liability exposure related to the GMIB feature and approximately 6.0% of its September 30, 2002 exposure to the GMDB obligation on annuity contracts in-force. That dispute is scheduled for arbitration in early 2003. Although the outcome cannot be predicted with certainty, AXA Financial's management does not believe that the outcome of such arbitration will reduce its reinsurance coverage to an extent that would have a material effect on AXA Financial's consolidated financial position or results of operations.

  8)  FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

      In third quarter 2002, AXA Financial recorded a $144.3 million benefit resulting from the favorable treatment of certain tax matters related to Separate Account investment activity arising during the 1997-2001 tax years and a settlement with the IRS with respect to such tax matters for the 1992-1996 tax years.

  9)  STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded a (reduction) increase in the SARs liability of $(1.8) million and $(40.7) million for the third quarters of 2002 and 2001, and of $(11.4) million and $(80.0) million for the first nine months of 2002 and 2001, respectively, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the respective periods ended September 30, 2002 and 2001.

  10) LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2001, except as described below:

      In Franze, in July 2002, the Court of Appeals reversed the District Court's decision certifying the class on the ground that the named plaintiffs lacked standing to assert claims against Equitable Life because their claims were time-barred. In August 2002, after remand, the District Court vacated its previous order regarding class certification and dismissed the case with prejudice.

      In McEachern, in March 2002, plaintiff filed a motion to alter or amend the court's judgment. In September 2002, plaintiff filed an amended complaint in the United States District Court for the Southern District of Alabama. In the amended complaint, the original plaintiff added two new plaintiffs who are alleged to have purchased individual retirement annuities in 1998 and 1999. The amended complaint does not assert any claims against Equitable Life's agent, previously named as a defendant. Plaintiffs seek to represent a class of (i) all persons who purchased deferred variable annuities from Equitable Life in tax deferred qualified retirement plans, and (ii) all persons who were charged allegedly unnecessary mortality fees for tax deferral for variable annuities held in qualified retirement accounts. Plaintiffs assert causes of action for unjust enrichment, money had and received (a common-law cause of action similar to unjust enrichment), conversion, breach of contract, negligence, negligent and/or wanton training, negligent and/or wanton supervision, and breach of fiduciary duty. Plaintiffs seek damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses.

      In Patenaude, in May 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment of the District Court which dismissed the complaint. The deadline for plaintiff to appeal this order has passed.

      In Malholtra, in March 2002, defendants filed a motion to dismiss plaintiffs' amended complaint.

      In the Mississippi Actions, two additional lawsuits were filed in April and May 2002, respectively, one by 79 additional plaintiffs and the second, by four additional plaintiffs. In the lawsuit involving 79 plaintiffs, Equitable Life filed a notice of removal and, in August 2002, the United States District Court for the Northern District of Mississippi denied plaintiffs' motion for reconsideration of that Court's order denying plaintiffs' motion to remand. Accordingly, that lawsuit has been removed from Mississippi State Court to the United States District Court for the Northern District of Mississippi. Motions to remand are pending in several other cases. Plaintiffs' appeal, in a previously filed lawsuit, of the dismissal of the action by the Circuit Court of Sunflower County has been fully briefed. There are currently 27 lawsuits filed in Mississippi by approximately 290 plaintiffs.

      In four of the Mississippi Actions, between May and August 2002 four former agents and one retired agent of Equitable Life named as defendants have asserted cross-claims against Equitable Life seeking indemnification, as well as compensatory and punitive damages for, among other things, alleged injury to their reputations. Equitable Life filed motions to dismiss those counter-claims and commenced actions in the Federal district courts in Mississippi seeking to compel arbitration of the cross-claims.

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

      In Fischel, in May 2002, the District Court issued an order granting plaintiffs' motion for partial summary judgment, granting Equitable Life's motion for summary judgment on plaintiffs' claim for breach of fiduciary duty and otherwise denying Equitable Life's motion for summary judgment. The court ruled that Equitable Life is liable to plaintiffs on their contract claims for benefits under ERISA. The court has deferred addressing the relief to which plaintiffs are entitled in light of the May 2002 order. A decision was rendered in October 2002 on the appeal by plaintiffs to the Court of Appeals for the Ninth Circuit concerning the award of legal fees to plaintiffs' counsel for the previously settled claim not involving health benefits. The Court of Appeals denied plaintiffs' challenge to the District Court's subject matter jurisdiction over the settled claim, affirmed the method that the District Court used to calculate the award of legal fees to plaintiffs' counsel and remanded for further consideration of the fee award.

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

      In R.S.M., in October 2002, the Delaware Court of Chancery approved the settlement.

      In In re AXA Financial, Inc. Shareholders Litigation, a hearing with respect to approval of the proposed settlement was held in March 2002. In May 2002, the court approved the settlement and entered an Order and

      Final Judgment. In June 2002, one shareholder appealed. The shareholder voluntarily dismissed his appeal in September 2002 making the Order and Final Judgment final and not subject to further appeal.

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

      Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints. In July 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Pfeiffer Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. In August 2002, all of these cases, including the Pfeiffer Complaint, have been consolidated in Federal District Court in the District of New Jersey. Alliance believes the plaintiff's allegations in the Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.

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

      In May, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. In June 2002, Alliance moved to dismiss the SBA Complaint. In September 2002, that motion was denied. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. At the present time, Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

      In September 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. ("Jaffe Complaint") was filed in Federal District Court in the Southern District of New York against Alliance, Alfred Harrison and Premier Growth Fund alleging violation of the ICA. The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance beginning November 1, 2000. Alliance and Alfred Harrison believe that plaintiff's allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on its results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

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

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ---------------------------------  ----------------------------------
                                                      2002              2001             2002              2001
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (IN MILLIONS)

       SEGMENT REVENUES:
       Financial Advisory/Insurance............  $    1,274.7      $   1,131.2      $    3,926.8      $   3,690.6
       Investment Management...................         650.6            726.3           2,096.9          2,235.0
       Consolidation/elimination...............         (21.0)           (21.9)            (59.7)           (69.6)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    1,904.3      $   1,835.6      $    5,964.0      $   5,856.0
                                                 ===============   ===============  ===============   ================




       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE FEDERAL INCOME
          TAXES AND MINORITY INTEREST:
       Financial Advisory/Insurance............  $      224.0      $      30.3      $      704.9      $     342.3
       Investment Management...................         108.6            121.6             399.4            373.5
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Federal Income
          Taxes and Minority Interest..........  $      332.6      $     151.9      $    1,104.3      $     715.8
                                                 ===============   ===============  ===============   ================'


                                                             SEPTEMBER 30,      December 31,
                                                                  2002               2001
                                                             ----------------  ------------------
                                                                        (IN MILLIONS)
       ASSETS:
       Financial Advisory/Insurance.......................    $    78,612.9     $     84,955.2
       Investment Management..............................         14,143.0           16,031.3
       Consolidation/elimination..........................            (55.8)             (74.1)
                                                             ----------------  ------------------
       Total Assets.......................................    $    92,700.1     $    100,912.4
                                                             ================  ==================

  12) RELATED PARTY TRANSACTIONS

      In May 2002, the Holding Company paid a cash shareholder dividend of $200.0 million.

      In September 2001, Equitable Life loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

  13) COMPREHENSIVE INCOME

      The components of comprehensive income for third quarters 2002 and 2001 and the first nine months of 2002 and of 2001 are as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2002              2001             2002              2001
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      Net earnings............................. $      360.8      $      51.4      $      769.8      $      324.1
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains,
        net of reclassification adjustment.....        278.7            337.0             318.0             418.3
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive income ..............        278.7            337.0             318.0             418.3
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income .................... $      639.5      $     388.4      $    1,087.8      $      742.4
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

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Earnings from continuing operations before Federal income taxes and minority interest were $1.10 billion for the first nine months of 2002, an increase of $388.5 million or 54.3% from the year earlier period, with $362.6 million higher earnings reported by the Financial Advisory/Insurance segment and $25.9 million higher earnings for the Investment Management segment. The increase reflects the impact of the $247.0 million increase in the fair value of the GMIB reinsurance contracts and the cessation of goodwill amortization in the 2002 period. Net earnings for AXA Financial totaled $769.8 million for the first nine months of 2002, up $445.7 million from $324.1 million for the 2001 period. Net earnings in 2002 included the $144.3 million tax benefit related to the favorable treatment of certain tax matters related to Separate Account investment activity during the 1997-2001 tax years and a settlement with the IRS with respect to such tax matters for the 1992-1996 tax years. The corresponding 2001 period included the negative impacts of the $82.6 million amortization of goodwill, net of minority interest, and of the $3.5 million cumulative effect adjustment related to the January 1, 2001 adoption of SFAS No 133.

Revenues. Total revenues for the first nine months of 2002 increased $108.0 million as revenues for the Financial Advisory/Insurance segment increased $236.2 million while Investment Management segment revenues declined $138.1 million or 6.2% compared to the first nine months of 2001.

Premiums declined $58.8 million, reflecting lower premiums on traditional life products due to the Financial Advisory/Insurance segment's focus on sales of variable and interest-sensitive investment and annuity products whose revenues are not reported as premiums and on reinsurance assumed related to Equitable Life's withdrawal from certain accident and health and aviation and space reinsurance pools. Policy fee income was $17.8 million lower, largely due to the effect of market depreciation on average Separate Account balances partially offset by higher product-level mortality and surrender charges.

Net investment income decreased $28.6 million, primarily due to the absence of income on short-term investments generated on the proceeds from the sale of DLJ in first quarter 2001 and to lower investment yields due to declining interest rates partially offset by a higher level of fixed maturity assets in the General Account due to higher sales of General Account products and transfers from the Separate Accounts. During the first three months of 2001, short-term investment portfolios for both the General Account and the Holding Company Group included proceeds from the sale of DLJ which were subsequently used to pay taxes on that transaction and to pay dividends, with the remaining funds being reinvested principally in fixed maturities. These net decreases in investment income were partially offset by lower losses on equity investments of $18.1 million compared to $82.9 million in the first nine months of 2002 and 2001, respectively. Net losses on equity investments in the 2001 period included income of $27.1 million on CSG trading securities sold in first quarter 2001. The 2001 losses primarily reflected the impact of significant market declines on limited partnerships invested in technology and communications issues.

Investment losses, net totaled $88.2 million in the 2002 period compared to $147.4 million in the first nine months of 2001. The investment losses in the first nine months of 2002 included writedowns of $140.0 million on fixed maturities, primarily in the telecommunications, airline and energy sectors. In addition, there were $41.2 million of net losses incurred on disposals of fixed maturities, including $82.9 million of losses on telecommunications securities. These losses were substantially offset by a $96.8 million gain on the sale of one real estate property in second quarter 2002. Investment losses in the first nine months of 2001 were principally related to $208.4 million of writedowns primarily of high yield fixed maturities partially offset by gains on sales of fixed maturities.

The $154.0 million increase in commissions, fees and other income was primarily due to the $247.0 million increase in the fair value of the GMIB reinsurance contracts in the Financial Advisory/Insurance segment, disclosed in Note 7 of Notes to Consolidated Financial Statements included elsewhere herein, partially offset by $115.9 million lower fees in the Investment Management segment. The $85.6 million decrease in Alliance's investment advisory and services fees principally resulted from lower average assets under management due to market depreciation and lower performance fees primarily related to certain accounts with a value equity investment orientation, partially offset by higher brokerage transaction charges received by Alliance. The $49.3 million lower distribution revenues at Alliance were primarily due to lower average daily mutual fund assets under management attributable to market depreciation and net asset outflows. The declines were partially offset by a $26.5 million increase in revenues from institutional research services due to higher NYSE, European and OTC trading volumes.

Benefits and Other Deductions. Total benefits and other deductions decreased $280.5 million, primarily due to the cessation of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002, lower compensation and benefits and lower other operating costs and expenses.

Policyholders' benefits decreased slightly by $2.1 million as the absence of claims associated with the September 11, 2001 terrorist attacks and favorable life mortality in the 2002 period were partially offset by higher GMDB claims and higher claims experience in reinsurance assumed product lines.

Interest credited to policyholders' account balances also posted a small decrease of $4.4 million in the 2002 period as the impact of lower crediting rates was substantially offset by higher General Account balances.

When compared to the first nine months of 2001, there was a $92.8 million decrease in compensation and benefits in the first nine months of 2002 as $127.7 million lower expenses in the Financial Advisory/Insurance segment were partially offset by a $35.1 million increase in the Investment Management segment. The Financial Advisory/Insurance segment totals included $11.4 million of credits resulting from changes in the SARs liability in the 2002 period as compared to $80.0 million in the comparable 2001 period. The negative impact of lower SARs credits was more than offset by lower employee salary expenses due to reduced headcounts partially offset by higher pension plan costs, including the impact of reducing the expected long-range return on assets for the qualified pension plan from 10.25% as of January 1, 2001 to 9.0% as of January 1, 2002. Compensation and benefits for the first nine months of 2001 for the Financial Advisory/Insurance segment included payments to certain former AXA Financial executive officers under continuity agreements related to AXA's minority interest buyout. The increase in compensation and benefits in the Investment Services segment was due to higher commissions and higher incentive compensation primarily attributable to deferred compensation agreements entered into in connection with the Bernstein acquisition partially offset by lower base compensation at Alliance.

Commissions increased $50.8 million due to higher sales of annuity contracts and third-party insurance products.

Distribution plan payments totaled $344.0 million for the first nine months of 2002, down $25.1 million from the prior year's total due to lower payments by Alliance to financial intermediaries for distribution of sponsored mutual funds and cash management services' products due to lower average mutual fund assets under management.

Interest expense decreased $8.9 million to $164.0 million principally due to the absence of interest on the short-term loan from AXA that was repaid in April 2001.

DAC amortization declined $14.4 million to $213.6 million for the first nine months of 2002. As required by SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," estimates and assumptions underlying the DAC amortization rates are reassessed and updated at the end of each reporting period ("DAC unlocking"). In accordance with SFAS No. 97, DAC for variable and interest-sensitive life insurance and variable annuities is amortized over the expected total life of the contracts as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect of DAC unlocking is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC amortization. Conversely, an increase in expected gross profits would slow DAC amortization.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9% (7.15% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (13.15% net of product weighted average Separate Account fees) and 0% (-1.85% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of September 30, 2002, current projections of future average gross market returns are within the maximum and minimum limitations and assume a reversion to the mean of 9% after 3 years.

In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization. Generally, life mortality experience has improved in recent periods.

Capitalization of DAC increased $7.6 million to $556.4 million in the first nine months of 2002 due to higher commissions partially offset by lower deferrable expenses.

The $136.1 million decline in the amortization of intangible assets was the result of the cessation of goodwill amortization upon adopting SFAS No. 142.

Other operating costs and expenses declined $51.9 million primarily due to lower consulting fees, lower premium taxes and state and local income taxes and the impact of other cost saving measures on travel, printing and other general expenses, partially offset by an increased accrual for litigation.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2002 increased from prior year levels by $1.25 billion to $6.05 billion. This increase was primarily due to higher premiums from annuities in both the retail and wholesale channels, including $668.3 million in sales of a new single premium deferred annuity product in the 2002 period compared to $8.3 million in third quarter 2001 when it was first introduced, and $2.11 billion in sales of the new line of variable annuity products, introduced in April 2002. Total sales of mutual funds and fee based assets gathered increased $345.8 million to $2.77 billion in the first nine months of 2002, up from $2.43 billion in the comparable 2001 period.

Surrenders and Withdrawals. When totals for the first nine months of 2002 are compared to the comparable 2001 period, surrenders and withdrawals increased from $3.58 billion to $3.85 billion, including the surrender of a single large pension plan contract totaling $123.8 million in second quarter 2002 that caused the annualized annuities surrender rate to increase to 10.0% for the first nine months of 2002. When this surrender is excluded, the annualized annuities surrender rate increased to 9.6% in the 2002 period from 8.7% in the same period in 2001, while the individual life surrender rate remained steady at 3.8%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                   SEPTEMBER 30,
                                                                          ---------------------------------
                                                                               2002              2001
                                                                          ---------------   ---------------

Third party (1).......................................................... $     319,889     $    364,096
General Account and other................................................        38,874           36,916
Separate Accounts........................................................        35,975           42,666
                                                                          ---------------   ---------------
Total Assets Under Management............................................ $     394,738     $    443,678
                                                                          ===============   ===============

(1)      2001 amounts have been restated to conform to 2002 presentation.

Third party assets under management at September 30, 2002 decreased $44.21 billion primarily due to decreases at Alliance. General Account and other assets under management increased $1.96 billion from the amounts reported at September 30, 2001 due to higher sales of General Account based products and products with General Account and dollar cost averaging options and to policyholder initiated transfers from the Separate Account. The $6.69 billion decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance assets under management at September 30, 2002 decreased to $368.65 billion from $417.80 billion at September 30, 2001, principally due to significant market depreciation and net cash outflows. Decreases of $30.7 billion and $19.7 billion, respectively, in retail and institutional assets under management were partially offset by a $1.3 billion increase in the private client sector. Net asset outflows of $11.1 billion in the retail channel in the first nine months of 2002 more than offset net asset inflows in both the institutional investment management and private client distribution channels of $2.6 billion and $3.8 billion, respectively. Non-US clients accounted for 14.4% of Alliance's September 30, 2002 assets under management total.

Other Discontinued Operations. During the third quarter, as part of AXA Financial's annual planning process, investment and benefit cash flow projections were prepared. These detailed projections resulted in a $29.9 million ($19.4 million after tax) release of Other Discontinued Operations' allowance for future losses in third quarter 2002. Earnings from Other Discontinued Operations in the first nine months of 2002 primarily reflected this release.


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

Equitable Life. In the first nine months of 2002, Equitable Life paid shareholder dividends of $250.0 million as compared to $1.50 billion in the comparable 2001 period.

Equitable Life contributed $100.0 million to fund its defined benefit pension plan in third quarter 2002. Management is considering an additional contribution in fourth quarter 2002, depending upon the performance of pension plan assets.

At September 30, 2002, Equitable Life's short-term debt totaled $244.5 million which primarily consisted of mortgage-backed repurchase agreements. In June 2002, Equitable Life renewed its $250.0 million 364-day credit facility. At September 30, 2002, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

During first quarter 2001, Equitable Life sold its remaining holdings of CSG stock received upon the sale of DLJ.

Alliance. At September 30, 2002, Alliance had $35.5 million of short-term debt outstanding, principally under its commercial paper program, compared to $173.0 million outstanding at September 30, 2001. In August 2001, Alliance issued $400.0 million 5.625% notes due 2006 under its July 11, 2001 shelf registration statement. The net proceeds were used to reduce short-term debt and for general partnership purposes.

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

Interest rate fluctuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan which could impact future pension plan costs.

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

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC reduces unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $544.0 million at September 30, 2002.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Alliance's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution fees and CDSC. Distribution fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At September 30, 2002, Alliance's management used estimates of 10% and 7% for equity and fixed income annual market returns, respectively. An increase in the expected average market returns would increase the undiscounted future cash flows, while a reduction in the expected average market returns would decrease the undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the last five years. Alliance's management determined that a range of assumed average annual redemption rates of 14% to 16%, calculated as a percentage of average assets under management, should be used at September 30, 2002. An increase in the assumed rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the assumed rate of redemptions would increase the undiscounted future cash flows. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates and, if it determines this asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.

Estimated fair value is determined using Alliance management's best estimate of discounted cash flows. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Capital market declines and higher redemption rates, such as occurred during third quarter 2002, increase the risk that an impairment will be deemed to have occurred. Alliance's management determined that the deferred sales commission asset was not impaired as of September 30, 2002.

Declines in financial markets from September 30, 2002 levels or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.

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

Technology and Information Systems. AXA Financial's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and ongoing management information purposes in a secure and timely manner. These systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans. Any significant difficulty associated with the ongoing operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on AXA Financial's results of operations and, ultimately, its ability to achieve its strategic goals.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Omitted pursuant to General Instruction H to Form 10-Q.



ITEM 4.                    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of September 30, 2002. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. There have been no significant changes in AXA Financial's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 2001, except as described below:

In Franze, in July 2002, the Court of Appeals reversed the District Court's decision certifying the class on the ground that the named plaintiffs lacked standing to assert claims against Equitable Life because their claims were time-barred. In August 2002, after remand, the District Court vacated its previous order regarding class certification and dismissed the case with prejudice.

In McEachern, in March 2002, plaintiff filed a motion to alter or amend the court's judgment. In September 2002, plaintiff filed an amended complaint in the United States District Court for the Southern District of Alabama. In the amended complaint, the original plaintiff added two new plaintiffs who are alleged to have purchased individual retirement annuities in 1998 and 1999. The amended complaint does not assert any claims against Equitable Life's agent, previously named as a defendant. Plaintiffs seek to represent a class of (i) all persons who purchased deferred variable annuities from Equitable Life in tax deferred qualified retirement plans, and (ii) all persons who were charged allegedly unnecessary mortality fees for tax deferral for variable annuities held in qualified retirement accounts. Plaintiffs assert causes of action for unjust enrichment, money had and received (a common-law cause of action similar to unjust enrichment), conversion, breach of contract, negligence, negligent and/or wanton training, negligent and/or wanton supervision, and breach of fiduciary duty. Plaintiffs seek damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses.

In Patenaude, in May 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment of the District Court which dismissed the complaint. The deadline for plaintiff to appeal this order has passed.

In Malholtra, in March 2002, defendants filed a motion to dismiss plaintiffs' amended complaint.

In the Mississippi Actions, two additional lawsuits were filed in April and May 2002, respectively, one by 79 additional plaintiffs and the second, by four additional plaintiffs. In the lawsuit involving 79 plaintiffs, Equitable Life filed a notice of removal and, in August 2002, the United States District Court for the Northern District of Mississippi denied plaintiffs' motion for reconsideration of that Court's order denying plaintiffs' motion to remand. Accordingly, that lawsuit has been removed from Mississippi State Court to the United States District Court for the Northern District of Mississippi. Motions to remand are pending in several other cases. Plaintiffs' appeal, in a previously filed lawsuit, of the dismissal of the action by the Circuit Court of Sunflower County has been fully briefed. There are currently 27 lawsuits filed in Mississippi by approximately 290 plaintiffs.

In four of the Mississippi Actions, between May and August 2002 four former agents and one retired agent of Equitable Life named as defendants have asserted cross-claims against Equitable Life seeking indemnification, as well as compensatory and punitive damages for, among other things, alleged injury to their reputations. Equitable Life filed motions to dismiss those counter-claims and commenced actions in the Federal district courts in Mississippi seeking to compel arbitration of the cross-claims.

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

In Fischel, in May 2002, the District Court issued an order granting plaintiffs' motion for partial summary judgment, granting Equitable Life's motion for summary judgment on plaintiffs' claim for breach of fiduciary duty and otherwise denying Equitable Life's motion for summary judgment. The court ruled that Equitable Life is liable to plaintiffs on their contract claims for benefits under ERISA. The court has deferred addressing the relief to which plaintiffs are entitled in light of the May 2002 order. A decision was rendered in October 2002 on the appeal by plaintiffs to the Court of Appeals for the Ninth Circuit concerning the award of legal fees to plaintiffs' counsel for the previously settled claim not involving health benefits. The Court of Appeals denied plaintiffs' challenge to the District Court's subject matter jurisdiction over the settled claim, affirmed the method that the District Court used to calculate the award of legal fees to plaintiffs' counsel and remanded for further consideration of the fee award.

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

In R.S.M., in October 2002, the Delaware Court of Chancery approved the settlement.

In In re AXA Financial, Inc. Shareholders Litigation, a hearing with respect to approval of the proposed settlement was held in March 2002. In May 2002, the court approved the settlement and entered an Order and Final Judgment. In June 2002, one shareholder appealed. The shareholder voluntarily dismissed his appeal in September 2002 making the Order and Final Judgment final and not subject to further appeal.

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

Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints. In July 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Pfeiffer Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. In August 2002, all of these cases, including the Pfeiffer Complaint, have been consolidated in Federal District Court in the District of New Jersey. Alliance believes the plaintiff's allegations in the Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.

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

In May, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. In June 2002, Alliance moved to dismiss the SBA Complaint. In September 2002, that motion was denied. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. At the present time,

Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

In September 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence
E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. ("Jaffe Complaint") was filed in Federal District Court in the Southern District of New York against Alliance, Alfred Harrison and Premier Growth Fund alleging violation of the ICA. The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance beginning November 1, 2000. Alliance and Alfred Harrison believe that plaintiff's allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on its results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

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

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION

           On November 8, 2002, SCB Inc. (formerly Bernstein) and SCB Partners Inc. gave notice with respect to the excercise of their rights to sell to AXA Financial or an entity designated by AXA Financial 8.16 million Alliance Units at a purchase price equal to the average of the closing prices of an Alliance Holding unit as quoted on the NYSE for ten trading days ending on November 15, 2002. Upon completion of this transaction, the Holding Company, Equitable Life and certain subsidiaries' beneficial ownership in Alliance will increase approximately 3.2% to approximately 55.7%.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits

                None.

            (b) Reports on Form 8-K

                On August 14, 2002, the Holding Company furnished a current report on Form 8-K relating to the certifications made by its Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

                On September 4, 2002, the Holding Company furnished a current report on Form 8-K relating to a discussion of DAC amortization by Vice Chairman of the Board and Chief Financial Officer Stanley B. Tulin to security analysts on September 3, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 12, 2002        AXA FINANCIAL, INC.


                                  By:  /s/ Stanley B. Tulin
                                       -------------------------------------
                                       Name:  Stanley B. Tulin
                                       Title: Vice Chairman of the Board and
                                              Chief Financial Officer


Date:    November 12, 2002             /s/ Alvin H. Fenichel
                                       -------------------------------------
                                       Name:  Alvin H. Fenichel
                                       Title: Senior Vice President and
                                              Controller

                                 CERTIFICATIONS



I, Christopher M. Condron, President and Chief Executive Officer of AXA Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of AXA Financial, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



                                           /s/ Christopher M. Condron
                                           -------------------------------------
                                           Christopher M. Condron
                                           President and Chief Executive Officer

I, Stanley B. Tulin, Vice Chairman of the Board and Chief Financial Officer of AXA Financial, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-Q AXA Financial, Inc. (the "Registrant");

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



                                        /s/ Stanley B. Tulin
                                        ----------------------------------------
                                        Stanley B. Tulin
                                        Vice Chairman of the Board and
                                        Chief Financial Officer