Form 10-K
period 2002-12-31
AXA FINANCIAL INC
filed 2003-03-28
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

     (Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

       Registrant's telephone number, including area code (212) 554-1234

    Securities registered pursuant to Section 12(b) of the Act:


      Title of each class           Name of each exchange on which registered
--------------------------------   -------------------------------------------
         None                                        None

                    Securities registered pursuant to Section
                               12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes [X]       No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                     Yes [ ]       No [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of March 27, 2003.

As of March 27, 2003, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

===============================================================================




                                TABLE OF CONTENTS



Part I                                                                                               Page
Item 1.             Business........................................................................ 1-1
                    Overview........................................................................ 1-1
                    Recent Events................................................................... 1-1
                    Segment Information............................................................. 1-2
                    Assets Under Management and Fees................................................ 1-5
                    Discontinued Operations......................................................... 1-5
                    General Account Investment Portfolio............................................ 1-5
                    Employees and Financial Professionals........................................... 1-6
                    Competition..................................................................... 1-6
                    Regulation...................................................................... 1-7
                    Parent Company.................................................................. 1-9

Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders*............................ 4-1

Part II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters........... 5-1
Item 6.             Selected Financial Data*........................................................ 6-1
Item 7.             Management's Discussion and Analysis of Financial Position and
                      Results of Operations ("Management Narrative")................................ 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...................... 7A-1
Item 8.             Financial Statements and Supplementary Data..................................... FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.......................................................... 9-1

Part III

Item 10.            Directors and Executive Officers of the Registrant*............................. 10-1
Item 11.            Executive Compensation*......................................................... 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management*................. 12-1
Item 13.            Certain Relationships and Related Transactions*................................. 13-1
Item 14.            Controls and Procedures......................................................... 14-1

Part IV

Item 15.            Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 15-1

Signatures          ................................................................................ S-1
Certifications      ................................................................................ C-1
Index to Exhibits   ................................................................................ E-1


*Omitted pursuant to General Instruction I to Form 10-K


PART I, ITEM 1.
                                   BUSINESS(1)

OVERVIEW

AXA Financial is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. It is one of the world's largest asset managers, with total assets under management of approximately $415.31 billion at December 31, 2002. AXA Financial conducts operations in two business segments. The financial advisory and insurance business conducted by AXA Advisors, AXA Network, AXA Distributors and Equitable Life and their subsidiaries is reported in the Financial Advisory/Insurance segment. Equitable Life, which was established in the State of New York in 1859, is among the largest life insurance companies in the United States. The investment management business conducted by Alliance Capital Management L.P., a Delaware limited partnership, and its subsidiaries ("Alliance"), is reported in the Investment Management segment. Alliance is a leading global investment management firm. For additional information on AXA Financial's business segments, see "Results Of Continuing Operations By Segment" included in the management narrative ("Management Narrative") provided in lieu of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 of Notes to Consolidated Financial Statements. AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's sole shareholder. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

RECENT EVENTS

In 2001, AXA's management announced, in view of the decline in financial markets and challenging overall economic environment, the implementation of a global cost reduction program aimed at reducing administrative expenses by 10% groupwide. In the United States in 2001, 2002 and early 2003, AXA Financial reduced staff levels and other overhead costs and reorganized its field operations from 18 regions to six divisions. These measures are designed to reduce costs and achieve greater efficiencies.

AXA Financial's losses, incurred in 2001, for insurance claims arising in connection with the September 11, 2001 terrorist attacks were approximately $14.2 million after reinsurance coverages, DAC amortization and taxes. These terrorist attacks and the responsive actions have significantly adversely affected general economic, market and political conditions. For additional information, see "General Account Investment Portfolio".

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

On November 3, 2000, AXA Financial sold its 63.0% interest in Donaldson, Lufkin & Jenrette, Inc. ("DLJ") to Credit Suisse Group ("CSG") for $2.29 billion in cash and $4.86 billion (or 25.2 million shares) in CSG common stock. By January 26, 2001, AXA Financial had disposed of all of the CSG common stock acquired in
-------------------------

(1) As used in this Form 10-K, the term "AXA Financial" refers to AXA Financial, Inc., a Delaware corporation (the "Holding Company") and its consolidated subsidiaries. The term "Holding Company Group" refers collectively to the Holding Company and to its non-operating subsidiaries. The term "Financial Advisory/Insurance Group" refers collectively to The Equitable Life Assurance Society of the United States ("Equitable Life"), a New York stock life insurance corporation, to Equitable Life's wholly owned subsidiaries, The Equitable of Colorado, Inc. ("EOC") and AXA Distributors, LLC and its subsidiaries, successor to Equitable Distributors, Inc. (collectively, "AXA Distributors"), to AXA Advisors, LLC, a Delaware limited liability company ("AXA Advisors"), and to AXA Network, LLC, a Delaware limited liability company and its subsidiaries (collectively "AXA Network"). The term "Insurance Group" refers collectively to Equitable Life and certain of its affiliates engaged in insurance-related businesses. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life and EOC and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the separate account investment assets of Equitable Life excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-Up Annuity line of business ("Other Discontinued Operations").

                                      1-1
the transaction. For additional information about the DLJ sale, see "Management Narrative - General" and Notes 1, 5 and 8 of Notes to Consolidated Financial Statements.

In October 2000, Alliance acquired (the "Bernstein Acquisition") the business and assets and assumed the liabilities of SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"), for an aggregate value of $3.50 billion ($1.48 billion in cash and 40.8 million newly issued units representing assignments of beneficial ownership of limited partnership interests of Alliance ("Alliance Units")). In November 2002, pursuant to Bernstein and SCB Partners Inc.'s exercise of their rights to sell Alliance Units to AXA Financial or an entity designated by AXA Financial, an indirectly wholly owned subsidiary of AXA Financial purchased 8.16 million Alliance Units at a purchase price of approximately $250 million. At December 31, 2002, AXA Financial's consolidated economic interest in Alliance is approximately 55.7% after giving effect to consummation of the Bernstein Acquisition and the November 2002 acquisition of Alliance Units. For additional information about the Bernstein Acquisition and the November 2002 acquisition of Alliance Units, see "Management Narrative -- General" and Note 1 of Notes to Consolidated Financial Statements.

SEGMENT INFORMATION

FINANCIAL ADVISORY/INSURANCE

The Financial Advisory/Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products and asset management services to individuals, small groups, small and medium-size businesses, state and local governments and not-for-profit organizations, as well as financial planning services to individuals. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. The Financial Advisory/Insurance segment, which includes Separate Accounts for individual and group insurance and annuity products, accounted for approximately $4.86 billion of revenues (or 64.5% of total revenues, after intersegment eliminations) for the year ended December 31, 2002.

Financial Advisory/Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by AXA Advisors, a broker-dealer, and AXA Network, an insurance general agency, through a retail sales force of approximately 7,100 financial professionals. In addition, AXA Distributors, a broker-dealer subsidiary of Equitable Life, distributes Equitable Life products on a wholesale basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through major securities firms, other broker-dealers and banks. Association and corporate pension plans are marketed directly to clients by the Insurance Group. As of December 31, 2002, the Insurance Group had approximately three million policy and contractholders. For additional information on this segment, see "Management Narrative - Results Of Continuing Operations By Segment - Financial Advisory/Insurance", Note 21 of Notes to Consolidated Financial Statements, as well as "Employees and Agents", "Competition" and "Regulation".

PRODUCTS AND SERVICES. The Financial Advisory/Insurance Group offers a portfolio of insurance, annuity and investment products and services, including financial planning services, an asset management account and money management products, designed to meet a broad range of its customers' needs throughout their financial life-cycles. The focus on financial planning is intended to add significant value to client service and provides a foundation for building long-term relationships with customers by identifying a customer's financial goals in light of his or her unique situation. The Insurance Group is among the country's leading issuers of variable life insurance and variable annuity products. In 2002, individual variable and interest-sensitive life insurance policies and variable annuity contracts accounted for 15.9% and 66.0%, respectively of total premiums and deposits of life insurance and annuity products. Variable life insurance products include Incentive Lifesm, Equitable Life's flagship life insurance product, as well as a second-to-die policy and a product for the corporate owned life insurance ("COLI") market. Equitable Life also offers traditional whole life insurance, universal life insurance and term life insurance policies.

Variable annuity products include Equi-Vest(R) and Accumulator(sm), which are a series of individual variable deferred annuities, and the Momentum(sm) series of group annuities for the employer retirement plan market. Individual variable deferred annuities may be purchased on either a single or flexible premium basis; group annuities generally have recurring premium from the retirement plans they fund. Most individual variable annuity products offer one or more enhanced features, which may include an extra-credit to the initial account value, dollar cost averaging programs, enhanced death benefits and a guaranteed minimum income benefit. In addition, in April 2002, Equitable Life introduced a new Accumulator(sm) series of annuities that offer a menu of various contract features that may be selected by customers.

                                   1-2

Equitable Life also offers individual single premium deferred annuities including Guaranteed Growth Annuity, introduced in September 2001, which credit an initial and subsequent annually declared interest rates, and payout annuity products, including traditional immediate annuities and variable immediate annuities, which provide lifetime periodic payments that fluctuate with the performance of underlying investment portfolios, and the Income Manager(sm), which provides guaranteed lifetime payments with cash values during an initial period.

The continued growth of third-party assets under management remains a strategic objective of AXA Financial, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward upon surrender). Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $7.86 billion to $32.36 billion at December 31, 2002 (although, these assets declined from $39.66 billion at December 31, 2001), including approximately $29.42 billion invested through EQ Advisors Trust ("EQAT"), a mutual fund offering variable life and annuity contractholders investment portfolios advised by Alliance and by unaffiliated investment advisors. At December 31, 2002, EQAT had 34 investment portfolios. Alliance, including its Bernstein Investment Research and Management unit, provides the day-to-day advisory services to 11 investment portfolios and three allocated portions of multi-advised portfolios of EQAT, representing 70.6% of the assets in EQAT. The other 23 investment portfolios and allocated portions of multi-advised investment portfolios are advised by unaffiliated investment advisors.

Equitable Life also issues certain variable annuity products that contain a guaranteed minimum income benefit ("GMIB") feature and/or a guaranteed minimum death benefit ("GMDB") feature. The GMIB feature, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. The GMDB feature, if elected by the policyholder, guarantees a minimum death benefit, which may be in excess of the contract account value. For additional information, see Notes 2, 9 and 14 of Notes to Consolidated Financial Statements.

During periods of sustained market downturns, such as the one we are currently experiencing, demand for variable products like the ones emphasized by Equitable Life typically declines relative to fixed products. In response to this market environment, Equitable Life is placing greater emphasis on the development and sale of fixed products.

In January 2002, Equitable Life launched the AXA Premier Funds Trust, a family of multi-manager, sub-advised retail mutual funds which provide investors with diversified investment strategies based on their individual needs and risk tolerance. The AXA Premier Funds Trust features ten mutual funds, including eight equity funds, one bond fund and one money market fund. The equity and bond funds are also offered within the Equitable Life variable life and annuity product array through AXA Premier VIP Trust, a new trust established for this purpose. Eighteen money management firms serve as sub-advisers to the AXA Premier Funds Trust, including Alliance, its Bernstein Investment Research and Management unit and AXA Rosenberg Investment Management LLC. At December 31, 2002, the AXA Premier Funds Trust had assets of $119 million and AXA Premier VIP Trust had assets of $875 million. Equitable Life's affiliates provide the day-to-day advisory services to 15 allocated portions, which represent approximately 19% of the combined assets, of the AXA Premier Funds Trust and AXA Premier VIP Trust. Equitable Life serves as the Investment Manager of EQAT, AXA Premier Funds Trust and AXA Premier VIP Trust.

In addition to products issued by the Insurance Group, financial professionals through AXA Network have access to products and services from unaffiliated insurers and from other financial services firms, including life, health and long-term care insurance products, annuity products and mutual funds and other investment products and services.

MARKETS. The Financial Advisory/Insurance Group's targeted customers include affluent and emerging affluent individuals who are seeking financial planning advice, such as professionals and owners of small businesses, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable and universal life insurance are targeted at the middle-to-upper income life markets. Life insurance products are also used in the estate planning, business continuation and executive benefit markets. Target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and not-for-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans for small to mid-size groups) and the IRA retirement planning market. Mutual funds and other investment products are intended for new and existing financial planning, annuity and brokerage clients to add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

                                      1-3

DISTRIBUTION. Retail distribution of products and services is accomplished by approximately 7,100 financial professionals of AXA Advisors and/or AXA Network, approximately 3,000 of whom are fully credentialed to offer a broad array of insurance and investment products and who account for the substantial majority of our production. Field operations are organized into six divisions across the United States. The retail organization's business process and informational website, www.AXAonline.com, provides operational efficiencies for retail distribution, serving as the single point of entry for all web-based company resources.

Wholesale distribution of products is undertaken through AXA Distributors, which at year end 2002 had 615 selling agreements, including arrangements with four major wirehouse firms, 90 banks or similar financial institutions, and 521 broker-dealers and financial planners. Three major securities firms were responsible for approximately 25.4%, 14.4% and 9.1%, respectively, of AXA Distributors' 2002 premiums and deposits. In 2002, AXA Distributors was responsible for approximately 34.32% of product sales.

REINSURANCE. During the first quarter of 2003, the Insurance Group began to transition to excess of retention reinsurance on most new variable life, universal life and term life policies whereby mortality risk will be retained up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies with the excess 100% reinsured. Previously the Insurance Group ceded 90% of mortality risk on substantially all new variable life, universal life and term life policies, with risk retained to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. For amounts applied for in excess of those limits, reinsurance is sought. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. The Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 3.8% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also cedes a percentage of its exposure on variable annuity products which contain a GMIB feature and/or GMDB feature. Equitable Life reinsures, subject to certain maximum amounts or caps in any one period, approximately 72% of its net amount of risk resulting from the GMIB feature and approximately 16% of its net amount of risk to the GMDB obligation on annuity contracts in force as of December 31, 2002. For additional information, see Notes 2, 9 and 14 of Notes to Consolidated Financial Statements.

The Insurance Group acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed under the same corporate retention amounts noted above, although lower internal retention limits currently apply to life reinsurance assumed.

In July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written disability income business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services ("Centre Life"). The transfer of risk to Centre Life was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period. For additional information about this indemnity reinsurance contract and the Insurance Group's reinsurance agreements in general, see Note 14 of Notes to Consolidated Financial Statements.

INVESTMENT MANAGEMENT

GENERAL. The Investment Management segment is comprised of the operations of Alliance, which provides diversified investment management and related services to the Insurance Group and globally to a broad range of other clients, including
(a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds and investment vehicles sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds, and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of Alliance's mutual fund marketing department and "managed account" products, and (d) institutional investors desiring institutional research services by means of in-depth research,

                                      1-4
portfolio strategy, trading and brokerage-related services. Alliance and its subsidiaries provide investment management, distribution and shareholder and administrative services to the mutual funds described in this paragraph. Alliance provides a broad offering of investment products, global in scope, with expertise in both growth and value oriented strategies, the two predominant equity investment styles, coupled with a fixed income capability in both taxable and tax exempt securities.

The Investment Management segment in 2002 accounted for approximately $2.74 billion (or 36.4%) of total revenues, after intersegment eliminations. As of December 31, 2002, Alliance had approximately $386.58 billion in assets under management including approximately $210.99 billion from institutional investors, $39.69 billion for private clients and approximately $135.90 billion from retail mutual fund accounts. As of December 31, 2002, assets of AXA and the Insurance Group, including investments in EQAT, represented approximately 14.6% of Alliance's total assets under management, and approximately 4.6% of Alliance's total revenues.

INTEREST IN ALLIANCE. At December 31, 2002, the Holding Company, Equitable Life and certain subsidiaries had combined holdings equaling an approximate 55.7% economic interest in Alliance's operations, including the general partnership interest held indirectly by Equitable Life as the sole shareholder of the general partner of Alliance Capital Management Holding L.P. ("Alliance Holding"), and Alliance. Alliance Holding is subject to an annual 3.5% Federal tax on its proportionate share of the gross business income of Alliance. Alliance, as a private partnership, is not subject to this 3.5% tax. Alliance Holding and Alliance are generally not subject to state and local income taxes, with the exception of the New York City unincorporated business tax of 4.0%.

For additional information about Alliance, including its results of operations, see "Regulation" and "Management Narrative - Results of Continuing Operations by Segment - Investment Management" and Alliance's Annual Report on Form 10-K for the year ended December 31, 2002.

ASSETS UNDER MANAGEMENT AND FEES

AXA Financial continues to pursue its strategy of increasing third-party assets under management. The Investment Management segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group. Of the $415.31 billion of assets under management at December 31, 2002, $337.99 billion (or 81.4%) were managed for third parties, including $298.98 billion from unaffiliated third parties and $39.01 billion for the Separate Accounts, and $38.31 billion were managed principally for the General Account and invested assets of subsidiaries. Of the $1.85 billion of fees for assets under management for the year ended December 31, 2002, $1.81 billion were received from third parties, including $1.74 billion from unaffiliated third parties and $70.16 million in respect of Separate Accounts, and $36.17 million in respect of the General Account. For additional information on assets under management, see "Management Narrative - Results of Continuing Operations by Segment - Assets Under Management".

DISCONTINUED OPERATIONS

In November 2000, AXA Financial sold its interest in DLJ. DLJ's operations comprised the Investment Banking and Brokerage segment and are reflected in the consolidated financial statements as discontinued operations. Other Discontinued Operations includes primarily Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 2002, $909.5 million of contractholder liabilities were outstanding. For additional information about discontinued operations, see Note 8 of Notes to Consolidated Financial Statements.

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

The Insurance Group has developed an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage such product line's investment return and liquidity requirements, consistent with management's overall investment objectives for the General Account Investment Portfolio. Investments frequently

                                      1-5
meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.

The following table summarizes General Account Investment Assets by asset category at December 31, 2002.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                                               AMOUNT              % OF TOTAL
                                                          ------------------   -------------------
               Fixed maturities (2)...................    $      25,501.1               71.5%
               Mortgages..............................            3,770.5               10.6
               Equity real estate.....................              708.1                2.0
               Other equity investments...............              906.5                2.5
               Policy loans...........................            4,034.7               11.3
               Cash and short-term investments (3)....              745.4                2.1
                                                          ------------------   -------------------
               Total..................................    $      35,666.3              100.0%
                                                          ==================   ===================

(1) Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) Excludes net unrealized gains of $1.54 billion on fixed maturities classified as available for sale. Fixed maturities includes approximately $1.82 billion net amortized cost of below investment grade securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Certain investments contained in the General Account's investment portfolio include securities issued by companies in industries that could be adversely affected by future terrorist acts and any responsive actions. These industries could include commercial airlines, hotels and property and casualty insurers and reinsurers. As of December 31, 2002, directly held investments in fixed income or equities involving companies in the above-mentioned industries represented approximately 2.0% of the General Account investment portfolio.

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

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2002, AXA Financial had approximately 8,805 employees. Of these, approximately 4,687 were employed full-time by the Financial Advisory/Insurance Group and approximately 4,118 were employed full-time by Alliance. In addition, the Financial Advisory/Insurance Group had a sales force of approximately 7,100 financial professionals, including approximately 446 field force managers.

COMPETITION

FINANCIAL ADVISORY/INSURANCE. There is strong competition among companies seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group. The market for financial planning products and services has become increasingly competitive because of increased activity by insurance companies, brokerage houses, banks and independent financial planners. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. In addition, there is competition with banks, brokerage firms and other financial institutions for sales of insurance, annuity and other investment products and services and with mutual funds, investment advisers and other financial entities for the investment of savings dollars. The principal competitive factors affecting the Financial Advisory/Insurance Group's business are price, financial and claims-paying ratings, size, strength, professionalism and objectivity of the sales force, range of product lines, product quality, reputation and customer service, visibility and brand recognition in the

                                      1-6
marketplace, quality of service and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

FINANCIAL RATINGS. Ratings are an important factor in establishing the competitive position of insurance companies. As of March 27, 2003, the financial strength or claims-paying rating of Equitable Life was AA- from Standard & Poor's Corporation (4th highest of 20 ratings; with stable outlook), Aa3 from Moody's Investors Service (4th highest of 21 ratings), A+ from A.M. Best Company, Inc. (2nd highest of 15 ratings), and AA from Fitch Investors Service, L.P. (3rd highest of 24 ratings). As of March 27, 2003, AXA Financial's long-term debt rating was A from Standard & Poor's Corporation (6th highest of 20 ratings; with stable outlook), A3 from Moody's Investors Services (7th highest of 21 ratings; with stable outlook) and A+ from Fitch Investors Service, L.P. (5th highest of 24 ratings).

INVESTMENT MANAGEMENT. The financial services industry is highly competitive and new entrants continually are attracted to it. No single competitor, or any small group of competitors, is dominant in the industry. Alliance is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than Alliance. Alliance competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Consultants also play a major role in the selection of managers for pension funds.

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

AXA, AXA Financial, Equitable Life and certain of their direct and indirect subsidiaries provide financial products and services, some of which are competitive with those offered by Alliance. Alliance's partnership agreement specifically allows Equitable Life and its subsidiaries (other than the general partner of Alliance) to compete with Alliance and to exploit opportunities that may be available to Alliance. In addition, Alliance provides investment management services to unaffiliated insurance companies.

Management from time to time continues to explore selective acquisition opportunities in AXA Financial's financial advisory/insurance and investment management businesses.

REGULATION

STATE SUPERVISION. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). EOC is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by Equitable Life. Each of Equitable Life and EOC is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of Equitable Life's and EOC's operations and accounts, and make occasional requests for particular information from the Insurance Group. In January 1998 the Florida Attorney General and the Florida Department of Insurance issued subpoenas to Equitable Life, and in December 1999 the Florida Attorney General issued an additional subpoena to Equitable Life, in each case requesting, among other things, documents relating to various sales practices. Equitable Life has responded to the subpoenas. A number of states have enacted legislation requiring insurers who sold policies in Europe prior to and during the Second World War to file information concerning those policies with state authorities. Although Equitable Life intends to comply with these laws with respect to its own activities, the ability of AXA and its European affiliates to comply may be impacted by various factors including the availability of relevant information after the passage of more than 50 years and privacy laws in effect in various European countries,

                                      1-7
which could result in state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including Equitable Life, even though Equitable Life does not control AXA.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to or approval by the NYID. Equitable Life has agreed with the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) the Holding Company (and certain affiliates, including AXA). In 2002, Equitable Life paid an aggregate of $500.0 million in shareholder dividends, and expects to pay dividends in 2003.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal initiatives which may significantly affect the Insurance Group. In June 2001, tax legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Other provisions of the legislation increased amounts which may be contributed to tax qualified retirement plans and could have a positive impact on funding levels of tax qualified retirement products. Recently, legislation has been proposed regarding accelerating and making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales of life insurance in connection with estate planning. Other provisions of the proposed legislation relate to the business use of life insurance, creation of new tax favored savings accounts, modifications to qualified plan rules, the tax-free treatment of certain corporate dividends whether paid or retained and adjustments to certain life insurance company tax rules. If enacted, these provisions could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and deferred annuities and could increase life insurance company taxes. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.

SECURITIES LAWS. The Holding Company, certain of its subsidiaries, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and makes occasional requests for particular information from the Insurance Group. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). EQAT, AXA Premier Funds Trust, and AXA Premier VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. AXA Advisors, AXA Distributors, Alliance Fund Distributors, Inc., Sanford C. Bernstein & Co., LLC and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. ("NASD").

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

Equitable Life, AXA Advisors, Alliance and certain affiliates of Alliance also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies

                                      1-8
managed by Alliance, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act. All aspects of the investment advisory activities of Equitable Life, AXA Advisors and Alliance are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business.

PRIVACY OF CUSTOMER INFORMATION. Federal and state law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection, disclosure and protection of customer information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

PARENT COMPANY

AXA, the sole shareholder of the Holding Company, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is the largest French insurance group and one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to the Holding Company or any of its subsidiaries.

VOTING TRUST. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997 and as amended and restated by the Amended and Restated Voting Trust Agreement dated May 12, 2002, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of the Holding Company's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over the Holding Company or Equitable Life). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until May 12, 2012. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

                                      1-9

PART I, ITEM 2.

                                   PROPERTIES

FINANCIAL ADVISORY/INSURANCE

Equitable Life leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as the Holding Company's and Equitable Life's headquarters. Additionally, Equitable Life leases an aggregate of approximately 50,000 square feet of office space at two other locations in New York, NY. Equitable Life also has the following significant office space leases: 244,000 square feet in Secaucus, NJ, under a lease that expires in 2011 for its Annuity Operations; 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use by its National Operations Center; 113,000 square feet in Alpharetta, GA, under a lease thatexpires in 2006 for its Distribution Organizations' training and support use; and 67,800 square feet in Leonia, NJ, under a lease that expires in 2009 for its Information Technology processing use. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses sales and distribution operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see
Note 19 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

INVESTMENT MANAGEMENT

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. Alliance currently occupies approximately 568,500 square feet of space at this location. Alliance also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY, and approximately 75,630 square feet of space at 767 Fifth Avenue, New York, NY, under leases expiring in 2016 and 2005, respectively. Alliance also occupies approximately 47,621 square feet of space at 925 Westchester Avenue, White Plains, NY, 4,341 square feet of space at One North Broadway, White Plains, NY, and 141,002 square feet of space at One North Lexington, White Plains, NY, under leases expiring in 2008. Alliance and its subsidiaries, Alliance Fund Distributors, Inc. and Alliance Global Investor Services, Inc., occupy approximately 134,261 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

Alliance also leases space in 11 cities in the United States and its subsidiaries and affiliates lease space in London, England, Tokyo, Japan and 27 other cities outside the United States.

                                      2-1

PART I, ITEM 3.


                                LEGAL PROCEEDINGS

The matters set forth in Note 18 of Notes to the Registrant's Consolidated Financial Statements for the year ended December 31, 2002 (Item 8 of this report) are incorporated herein by reference, with the following additional information.

In Malhotra, in March 2003, the United States District Court for the Eastern District of New York: (i) granted plaintiffs' motion, filed October 2001, seeking leave to reopen their original case for the purpose of filing an amended complaint and accepted plaintiffs' proposed amended complaint, (ii) appointed the named plaintiffs as lead plaintiffs and their counsel as lead counsel for the putative class, (iii) consolidated plaintiffs' original action with their second action, which was filed in October 2001, and (iv) ruled that the court would apply Equitable Life's motion to dismiss the amended complaint in the second action to the plaintiffs' amended complaint from the original action. The court subsequently dismissed plaintiffs' operative amended complaint without prejudice to their filing a second amended complaint within 30 days.

In the Mississippi Actions, plaintiffs' motions to remand two lawsuits, one involving 79 plaintiffs and the other involving four plaintiffs, which lawsuits had been removed from state court to the United States District Court for the Northern District of Mississippi, have been denied. In March 2003, the Supreme Court of Mississippi has affirmed the dismissal with prejudice of the Circuit Court of Sunflower County lawsuit.

In January and February 2003, the United States District Court for the Southern District of Mississippi granted Equitable Life's petitions to compel arbitration of the cross-claims asserted by two former agents in three of the Mississippi Actions and also granted Equitable Life's motion to enjoin prosecution of those cross-claims in state court.

In Miller, in March 2003, the Federal District Court in the Southern District of Illinois denied in part, and granted in part, defendants' motion to dismiss. The court declined to dismiss plaintiffs' claims that certain advisory and distribution fees paid to Alliance and AFD, respectively, were excessive in violation of Section 36(b) of the ICA. The court dismissed plaintiffs' claims that certain distribution plans were adopted in violation of the ICA.

In Benak, in February 2003, Alliance moved to dismiss the Consolidated Amended Complaint. That motion is pending.

In Enron, in March 2003, Alliance's motion to dismiss was denied.

In Jaffe, in March 2003, the court granted Alliance's motion to transfer the Jaffe Complaint to the United States District Court for the District of
New Jersey.

                                      3-1

PART I, ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             Omitted pursuant to General Instruction I to Form 10-K.






                                      4-1

PART II, ITEM 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


Prior to the close of business on January 2, 2001, the Holding Company's Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol AXF. Following January 2, 2001, all of the Holding Company's Common Stock is owned by AXA and certain of its affiliates and there is no longer a public trading market for the Holding Company's Common Stock.

In 2002 and 2001, respectively, the Holding Company paid shareholder dividends of $325.0 million and $200.0 million. For information on the Holding Company's present and future ability to pay dividends, see "Liquidity and Capital Resources" of Management Narrative (Item 7 of this report).




                                      5-1

PART II, ITEM 6.

                             SELECTED FINANCIAL DATA

             Omitted pursuant to General Instruction I to Form 10-K.


                                      6-1

PART II, ITEM 7.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for AXA Financial that follows should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements and information discussed under forward-looking statements included elsewhere in this Form 10-K.

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

CONSOLIDATED RESULTS OF OPERATIONS

Earnings from continuing operations before Federal income taxes and minority interest were $849.7 million for 2002, a decrease of $44.5 million from the $894.2 million reported in 2001. The decrease resulted from a $73.9 million decrease in the Financial Advisory/Insurance segment partially offset by a $29.4 million increase for the Investment Management segment.

Total revenues decreased $297.4 million to $7.53 billion in 2002 from $7.82 billion in 2001 due to decreases in both the Financial Advisory/Insurance and Investment Management segments. The 2002 decrease principally resulted from lower policy fee and premium income and higher investment losses in the Financial Advisory/Insurance segment and lower investment advisory and services fees and lower distribution revenues in the Investment Management segment, partially offset by higher other income in the Financial Advisory/Insurance segment related to the fair value of derivative reinsurance contracts.

Total benefits and other deductions were $6.68 billion in 2002, a $252.9 million decrease as compared to $6.93 billion in 2001. The reduction in amortization expense due to the cessation of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002 as well as lower compensation and benefits and lower other operating costs and expenses in both segments in 2002 was partially offset by higher policyholders' benefits related to the GMDB/GMIB features and by higher commission expense in the Financial Advisory/Insurance segment.

Federal income tax expense totaled $9.8 million in 2002 as compared to the $219.6 million reported in 2001. The decrease resulted principally from a $144.3 million tax benefit in 2002 related to the favorable treatment of certain tax matters related to Separate Account investment activity during the 1997-2001 tax years and a settlement with the IRS with respect to such tax matters for the 1992-1996 tax years. Federal income tax expense also reflected the release of tax audit reserves of $42.9 million and $28.2 million in 2002 and 2001, respectively.

                                      7-1

In 2002 and 2001, AXA Financial reported cumulative effects of accounting changes of $(33.1) million and $(3.5) million (net of Federal income tax benefits of $17.9 million and $1.9 million), respectively. The 2002 amount resulted from AXA Financial's change in the method of accounting for liabilities associated with variable annuity contracts with GMDB/GMIB features while the 2001 change resulted from the adoption of SFAS No. 133. For further information, see "New Accounting Pronouncements" in Note 2 of Notes to Consolidated Financial Statements.

Net earnings were $528.6 million for 2002 compared to $424.8 million for 2001 with higher net earnings in both segments in 2002.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

FINANCIAL ADVISORY/INSURANCE.

              FINANCIAL ADVISORY/INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                          2002        2001
                                                                        --------     -------
Universal life and investment-type product policy fee income .....      $1,315.5    $1,342.3
Premiums .........................................................         945.2     1,019.9
Net investment income ............................................       2,351.2     2,349.8
Investment losses, net ...........................................        (286.3)     (204.6)
Commissions, fees and other income ...............................         531.5       405.0
                                                                        --------    --------
     Total revenues ..............................................       4,857.1     4,912.4
                                                                        --------    --------

Policyholders' benefits ..........................................       2,034.0     1,886.9
Interest credited to policyholders' account balances .............         972.5       981.7
Compensation and benefits ........................................         643.0       784.5
Commissions ......................................................         540.5       477.8
Deferred policy acquisition costs, net ...........................        (458.1)     (458.5)
Rent expense .....................................................          92.2        90.3
All other operating costs and expenses ...........................         705.4       748.2
                                                                        --------    --------
        Total benefits and other deductions ......................       4,529.5     4,510.9
                                                                        --------    --------

Earnings from Continuing Operations before Federal Income Taxes...      $  327.6    $  401.5
                                                                        ========    ========

2002 COMPARED TO 2001 - In 2002, pre-tax earnings from continuing operations in the Financial Advisory/Insurance segment declined $73.9 million to $327.6 million as compared to $401.5 million in 2001, principally due to lower policy fee income, higher investment losses and the reserve increase in policyholders' benefits related to variable annuity products with GMDB/GMIB features partially offset by the increase in the fair value of derivative reinsurance contracts in other income, lower compensation and lower operating costs and expenses.

Segment revenues decreased $55.3 million over the prior year period as $101.5 million lower premiums and policy fee income and $81.7 million in higher investment losses, net were partially offset by a $126.5 million increase in commissions, fees and other income.

Policy fee income was $26.8 million lower largely due to the effect of market depreciation on average Separate Account balances partially offset by higher product level mortality and surrender charges.

Premiums decreased $74.7 million in 2002 reflecting lower premiums on traditional life products due to the Financial Advisory/Insurance segment's focus on sales of variable and interest-sensitive life and annuity products whose revenues are not reported as premiums and lower reinsurance assumed premiums related to Equitable Life's withdrawal from certain accident and health and aviation and space reinsurance pools.

Net investment income increased $1.4 million as higher earnings on fixed maturities, primarily attributed to a higher General Account asset base, were

                                      7-2
substantially offset by lower yields and the absence of earnings on the proceeds received from the sale of DLJ (which were subsequently utilized for the payment of income taxes and dividends in April 2001).

Investment losses, net were $81.7 million higher in 2002 as compared to 2001 principally as a result of net losses of $61.5 million as compared to net gains of $72.4 million on sales of fixed maturities and writedowns of $312.8 million on fixed maturities, up $25.3 million from 2001. These losses were partially offset by a $96.8 million gain on the sale of a single real estate property in second quarter 2002. The 2002 fixed maturity writedowns occurred primarily on securities in the telecommunications, airline, utilities and energy sectors while the losses on fixed maturity sales included $97.2 million and $32.5 million of losses on telecommunications and utilities securities, respectively. In fourth quarter 2002, writedowns of $172.8 million were taken, principally on securities in the utilities, airline, energy and telecommunications industries, while losses on fixed maturities sales totaling $20.2 million were primarily due to losses on utilities and telecommunications securities.

Commissions, fees and other income increased $126.5 million in 2002 as compared to 2001 principally due to the $120.0 million increase in the fair value of the GMIB reinsurance contracts accounted for as derivatives and to higher sales of third-party brokerage insurance products.

Total benefits and other deductions in 2002 increased $18.6 million from 2001 as higher policyholders' benefits and commissions were partially offset by lower compensation and benefits and other operating expenses.

The $147.1 million increase in policyholders' benefits was principally due to the change in reserves related to the GMDB/GMIB features contained in certain variable annuity contracts, discussed in "Accounting Changes" in Note 2 and as well as in Note 9 of Notes to Consolidated Financial Statements, higher GMDB claims, higher claims experience in reinsurance assumed product lines and increased accruals for litigation. These increases were partially offset by the absence of claims associated with the September 11, 2001 terrorist attacks.

Interest credited to policyholders' account balances declined $9.2 million in 2002 as the impact of lower crediting rates was substantially offset by higher General Account balances.

Compensation and benefits for the Financial Advisory/Insurance segment declined $141.5 million to $643.0 million in 2002 as compared to $784.5 million in 2001. The 2002 total included $11.4 million of credits resulting from changes in the SARs liability as compared to $74.0 million in 2001. The negative impact of lower SARs credits was more than offset by lower employee salary expenses due to reduced headcounts partially offset by higher pension plan costs, which included the impact of reducing the expected long-range return on assets for the qualified pension plan from 10.25% as of January 1, 2001 to 9.0% as of January 1, 2002. Compensation and benefits in 2001 included severance benefits for certain former senior officers and employees associated with cost reduction programs, as well as payments to certain former senior officers under continuity agreements related to AXA's minority interest buyout.

Commissions increased $62.7 million in 2002 from $477.8 million in 2001 due to higher sales of annuity contracts and third-party insurance products.

DAC amortization increased to $296.7 million in 2002, up $8.8 million from $287.9 million in 2001. DAC for universal life, investment-type and participating traditional life policies is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits (for universal life and investment-type contracts) or margins (for participating traditional life policies). Estimates and assumptions underlying these DAC amortization rates are reassessed and updated at the end of each reporting period ("DAC unlocking"). The effect of DAC unlocking is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC amortization. Conversely, an increase in expected gross profits would slow DAC amortization.

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC on these products relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or

                                      7-3
minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (7.2% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (13.2% net of product weighted average Separate Account fees) and 0% (-1.9% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2002, current projections of future average gross market returns are within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after
2.5 years.

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

DAC capitalization increased $8.4 million from $746.4 million in 2001 to $754.8 million in 2002 as higher commissions were partially offset by lower deferrable operating expenses.

Interest expense decreased $9.2 million to $138.4 million in 2002 principally due to the absence of interest on the short-term loan from AXA that was repaid in April 2001. All other operating costs declined $33.6 million to $567.0 million from $600.6 million in 2001 primarily due to lower consulting fees, lower premium taxes and state and local taxes, partially offset by an increased accrual for litigation.

Premiums and Deposits. First year premiums and deposits for life and annuity products in 2002 increased from prior year levels by $1.76 billion to $6.58 billion primarily due to $1.49 billion higher sales of individual annuities. The increase in variable annuity sales that began in the second quarter of 2002 was primarily due to higher deposits from annuities in the wholesale channel, and included $754.2 million in sales of a new single premium deferred annuity product in 2002 compared to $418.5 million in 2001, when first introduced, and $3.58 billion in sales of a new line of variable annuity products introduced in April 2002. Renewal premiums and deposits decreased by $205.0 million to $4.19 billion in 2002 from $4.39 billion in 2001. Total sales of mutual funds and fee-based assets gathered increased $215.2 million to $3.41 billion in 2002.

Surrenders and Withdrawals. Policy and contract surrenders and withdrawals increased $284.8 million to $5.15 billion during 2002 compared to 2001. The annuity surrender rates increased from 9.0% in 2001 to 10.1% in 2002. When a single large pension plan contract that surrendered in second quarter 2002, which totaled $123.8 million, is excluded, the 2002 surrender rate would decrease to 9.8%. The individual life surrender rate increased slightly to 4.0% from 3.8% in the prior year. The trends in surrenders and withdrawals continue to fall within the range of expected experience.

                                      7-4

INVESTMENT MANAGEMENT.

The table that follows presents the operating results of the Investment Management segment, consisting principally of Alliance's operations.

                 INVESTMENT MANAGEMENT - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                 2002             2001
                                                                            ---------------  ----------------
Revenues:
  Investment advisory and services fees (1).............................    $    1,847.9     $    2,023.8
  Distribution revenues.................................................           467.5            544.6
  Institutional research services ......................................           294.9            265.8
  Shareholder servicing fees............................................           101.6             96.3
  Other revenues, net (1)...............................................            32.5             69.8
                                                                            ---------------  ----------------
      Total revenues....................................................         2,744.4          3,000.3
                                                                            ---------------  ----------------
Expenses:
  Alliance employee compensation and benefits...........................           907.1            930.7
  Distribution plan payments............................................           392.8            429.1
  Amortization of deferred sales commissions............................           229.0            230.8
  All other promotion and servicing expenses............................           193.3            233.6
  Amortization of goodwill and intangibles..............................            24.2            206.1
  All other operating expenses..........................................           475.9            477.3
                                                                            ---------------  ----------------
      Total expenses....................................................         2,222.3          2,507.6
                                                                            ---------------  ----------------

Earnings from Continuing Operations before
   Federal Income Taxes and Minority Interest...........................    $      522.1     $      492.7
                                                                            ===============  ================

(1) Includes fees earned by Alliance totaling $36.2 million and $35.9 million in 2002 and 2001, respectively, for services provided to the Insurance Group.

2002 COMPARED TO 2001 - Investment Management's pre-tax results of operations for 2002 were $522.1 million, an increase of $29.4 million from the prior year. Revenues totaled $2.74 billion in 2002, a decrease of $255.9 million from 2001, principally due to $175.9 million lower investment advisory and services fees and $77.1 million lower distribution revenues, partially offset by a $29.1 million increase in institutional research services. Investment advisory and services fees include brokerage transaction charges for SCB LLC. The decrease in investment advisory and services fees primarily resulted from lower average assets under management ("AUM") primarily as a result of significant market depreciation related to on-going global equity market declines and net asset outflows of $4.3 million and a decrease in performance fees from $79.4 million in 2001 to $54.1 million in 2002. Lower performance fees in 2002 were principally related to lower investment returns, caused by adverse equity and fixed income markets, earned by certain hedge funds investing in value stocks and certain growth investment advisory contracts, partially offset by higher performance fees in certain value investment advisory contracts, while the 2001 performance fees were principally the result of certain hedge funds investing in value stocks during 2001. The decrease in distribution revenues was principally due to lower average mutual fund AUM attributed to market depreciation and net redemptions of back-end load mutual fund shares. Institutional research services revenues increased $29.1 million to $294.9 million in 2002 from $265.8 million for 2001 due to higher market share of NYSE volumes, expanded research and broader trading capabilities.

The segment's total expenses were $2.22 billion in 2002, compared to $2.51 billion in 2001. Investment Management's total expenses decreased $285.3 million in 2002 primarily due to $181.9 million lower amortization of goodwill and intangibles, a $40.3 million decrease in all other promotion and servicing expenses and a decrease of $36.3 million in distribution plan payments. The $181.9 decrease in amortization of goodwill and intangibles was the result of the cessation of goodwill amortization upon adopting SFAS No. 142. The 2002 decrease in all other promotion and servicing expenses was due to decreases in travel, entertainment and printing costs. Lower distribution plan payments in 2002 were due to lower average mutual fund AUM. The $23.6 million decrease in Alliance employee compensation and benefits was due to lower base compensation, fringe benefits and other compensation due to reduced headcounts and expense control initiatives. Incentive and commission compensation was flat in 2002 due to lower operating earnings and higher deferred compensation primarily attributable to deferred compensation agreements entered into in connection with the Bernstein acquisition and the realignment of certain sales management professionals to incentive-based from commission-based compensation.

                                      7-5

ASSETS UNDER MANAGEMENT

A breakdown of AUM follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                               DECEMBER 31,
                                                    -------------------------------------
                                                            2002               2001
                                                    -----------------  ------------------
Third party (1) (2)...............................  $    337,984        $   394,648
General Account and other (3).....................        38,315             36,153
Separate Accounts.................................        39,012             46,947
                                                    -----------------  ------------------
    Total Assets Under Management.................  $    415,311        $   477,748
                                                    =================  ==================

(1) AUM previously reported has been restated to conform to 2002 presentation, which excludes assets managed by unconsolidated affiliates of Alliance.

(2) Includes $7.83 billion and $5.31 billion of assets managed on behalf of AXA affiliates at December 31, 2002 and 2001, respectively. Also included in 2002 and 2001 are $8.7 billion and $7.5 billion, respectively, in assets related to an Australian joint venture between Alliance and an AXA affiliate. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(3) Includes invested assets of AXA Financial not managed by Alliance, principally cash and short-term investments and policy loans, totaling approximately $8.66 billion and $6.62 billion at December 31, 2002 and 2001, respectively, as well as mortgages and equity real estate totaling $4.83 billion and $5.62 billion at December 31, 2002 and 2001, respectively.

Third party AUM declined $56.66 billion to $337.98 billion in 2002 primarily due to decreases at Alliance. General Account and other AUM increased $2.16 billion from the total reported in 2001 due to higher sales of General Account based products and products with General Account and dollar cost averaging options. The $7.94 billion decrease in Separate Accounts AUM in 2002 resulted from continued equity market depreciation that more than offset net new deposits.

Alliance's AUM decreased $65.58 billion to $386.58 billion in 2002 from $452.16 billion in 2001; $61.3 billion of the decrease resulted from significant market depreciation due to global equity market declines and $4.3 billion to net asset outflows.

OTHER DISCONTINUED OPERATIONS

Earnings from Other Discontinued Operations of $5.6 million in 2002 as compared to $43.9 million in 2001 reflect releases of the allowance for future losses due to favorable investment results projected for future years partially offset by unfavorable investment results actually realized during 2002.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

In January 2001, upon the merger of AXA Merger Corp. into the Holding Company, the 53.4 million shares of Holding Company Common Stock held by AXA Merger Corp. were exchanged for 100% of AXA's shares of AXA Merger common stock and 20.7 million shares of treasury stock were retired. In addition, the $3.0 billion loan to AXA Merger made by the Holding Company in December 2000 was extinguished. The loan proceeds had been used to fund a portion of the AXA minority interest buyout in December 2000. In first quarter 2001, the Holding Company borrowed $1.10 billion from AXA under a renewable financing agreement and used the proceeds to partially fund second quarter 2001 tax payments related to the gain on the sale of DLJ. The borrowings were repaid in April 2001 with dividend proceeds of $1.50 billion received from Equitable Life. In June 2001, the Holding Company cancelled its $1.00 billion revolving credit facility. In 2002 and 2001, respectively, the Holding Company paid cash dividends of $325.0 million and $200.0 million and received $500.0 million and $1.70 billion of dividends from Equitable Life.

In 2001, the Holding Company used those monies to pay $1.85 billion in Federal income taxes on the gain on the sale of DLJ (including $858.2 million related to Equitable Life's portion of the proceeds) as well as approximately $197.4 million of cash payments related to the exercise of Holding Company Common Stock options.

                                      7-6

In connection with Alliance's acquisition of Bernstein, the Holding Company has agreed to provide liquidity to the former Bernstein shareholders after a two-year lock-out period which ended October 2002. In the fourth quarter of 2002, AXA Financial acquired 8.16 million of these Alliance Units at the aggregate market price of $249.7 million. The remaining 32.6 million Alliance Units outstanding at December 31, 2002 may be sold to the Holding Company at the prevailing market price over the remaining seven years ending in 2009. Generally, not more than 20% of the original Units issued to the former Bernstein shareholders may be put to the Holding Company in any one annual period.

Sources of Liquidity. The Holding Company's cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits and providing funding to certain non-Insurance Group subsidiaries to meet their capital requirements. Pre-tax debt service totaled $121.1 million in 2002, while general and administrative expenses were $26.8 million In January 2001, AXA Merger Corp.'s debt to the Holding Company was extinguished at the date of merger. Since the Holding Company's December 1999 assumption of primary liability from Equitable Life for all current and future obligations of certain of its benefit plans, the Holding Company paid $64.2 million and $62.2 million in benefits, all of which was reimbursed by subsidiaries of the Holding Company in 2002 and 2001, respectively. In 2002, the Holding Company received a Federal income tax refund totaling $297.6 million of which $153.6 million was remitted to Equitable Life.

At December 31, 2002, the Holding Company held cash and short-term investments and U.S. Treasury securities of approximately $146.7 million and investment grade publicly traded bonds totaling $1.5 million. Other primary sources of liquidity for the Holding Company include (i) dividends from Equitable Life,
(ii) distributions from Alliance, (iii) dividends, distributions or sales proceeds from less liquid investment assets and (iv) borrowings from AXA. Cash distributions from Alliance totaled $84.8 million and $102.4 million in 2002 and 2001, respectively. The Holding Company held common stock and less liquid investment assets having an aggregate carrying value of approximately $68.8 million at December 31, 2002. Management believes the primary sources of liquidity described above are sufficient to meet the Holding Company's cash requirements for several years.

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

Sources of Liquidity. Equitable Life's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2002, this asset pool included an aggregate of $767.4 million in highly liquid short-term investments, as compared to $485.2 million at December 31, 2001. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet Equitable Life's liquidity needs.

In fourth quarter 2000, Equitable Life received cash proceeds of $1.05 billion from the sale of its shares in DLJ and a further $557.3 million from sales of a portion of the CSG shares through December 31, 2000. All remaining shares of CSG stock were sold during first quarter 2001. These proceeds funded the $1.5 billion shareholder dividend paid in April 2001.

Other liquidity sources include dividends and distributions from Alliance. In 2002, Equitable Life received cash distributions from Alliance and Alliance Holding of $259.3 million as compared to $313.2 million in 2001.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations, scheduled maturities of fixed maturities and borrowings available under its commercial paper program and bank credit facilities to satisfy Equitable Life's liquidity needs.

                                      7-7

Liquidity Requirements. Equitable Life's liquidity needs are affected by fluctuations in mortality and other benefit payments and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Financial Advisory/Insurance," as well as by dividends to its shareholder. In 2002 and 2001, respectively, Equitable Life paid shareholder dividends totaling $500.0 million and $1.70 billion. Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

ALLIANCE

Alliance's principal sources of liquidity have been cash flows from operations and the issuance, both publicly and privately, of debt and Alliance Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes. In 2002 and 2001, respectively, subsidiaries of Alliance purchased Alliance Holding units totaling $73.1 million and $36.2 million for deferred and other compensation plans. Management believes Alliance's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its capital and general business requirements. For further information, see Alliance's Annual Report on Form 10-K for the year ended December 31, 2002.

SUPPLEMENTARY INFORMATION

AXA Financial is involved in a number of ventures and transactions with AXA and certain of its affiliates. At December 31, 2002, Equitable Life had a $400.0 million, 5.89% loan outstanding with AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. Alliance provides investment management and related services to AXA and AXA Financial and certain of their subsidiaries and affiliates. In 2001, Alliance entered into joint ventures with an Australian affiliate of AXA and recognized management fees of $14.1 million and $12.3 million in 2002 and 2001, respectively. The Holding Company, Equitable Life and Alliance, along with other AXA affiliates, participate in certain cost sharing and servicing agreements which include technology and professional development arrangements. Payments by the Holding Company and Equitable Life to AXA totaled approximately $16.3 million and $17.5 million in 2002 and 2001, respectively, while Alliance's share of such costs were approximately $1.6 million and $0.9 million, respectively. See Notes 13 and 21 of Notes to the Consolidated Financial Statements and Alliance's Report on Form 10-K for the year ended December 31, 2002 for information on related party transactions.

A schedule of future payments under certain of AXA Financial's consolidated contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2002
                                  (IN MILLIONS)

                                                                        PAYMENTS DUE BY PERIOD
                                                    ----------------------------------------------------------------
                                                      LESS THAN                                       OVER
                                        TOTAL          1 YEAR         1 - 3 YEARS   4 - 5 YEARS      5 YEARS
                                    -----------     ------------      -----------  ------------   ------------
Contractual obligations:
   Long-term debt.................. $   2,711.6     $     325.1       $    700.0   $     406.5    $     1,280.0
   Operating leases................     1,417.2           128.0            249.1         191.7            848.4
                                    -----------     -----------       ----------   ------------   -------------

     Total Contractual
       Obligations................. $   4,128.8     $     453.1       $    949.1   $     598.2    $     2,128.4
                                    ===========     ===========       ==========   ===========    =============

AXA Financial also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

In addition, AXA Financial has obligations under contingent commitments at December 31, 2002, including: Equitable Life and Alliance's respective revolving credit facilities and commercial paper programs; Alliance's $100.0 million ECN program; the Insurance Group's $57.3 million letters of credit; Alliance's $125.0 million guarantee on behalf of SCB LLC; and AXA Financial's guarantees or commitments to provide equity financing to certain limited partnerships of $298.6 million. Information on these contingent commitments can be found in Notes 10, 13 and 17 of Notes to Consolidated Financial Statements.

                                      7-8

Further, AXA Financial is exposed to potential risk related to its own ceded reinsurance agreements with other insurers and to insurance guaranty fund laws in all 50 states, the District of Columbia and Puerto Rico. Under these laws, insurers doing business in these states can be assessed amounts up to prescribed limits to protect policyholders of companies that become impaired or insolvent. In the aftermath of the September 11, 2001 terrorist attacks, while traditional indicators continue to be used to monitor insurers' financial position, the ability of otherwise fiscally healthy insurers, or even the insurance industry, to absorb further catastrophic losses of such a nature cannot be predicted.

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

Investments - AXA Financial records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances, including but not limited to the duration and extent to which the fair value has been depressed, the financial position, cash flows, and near-term earnings potential of the issuer, as well as AXA Financial's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Income and Related Expenses - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on participating traditional life, universal life and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs. Secular trends and AXA Financial's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC - The level of operating expenses of the Insurance Group that can be deferred is another significant factor in that business' reported profitability in any given period. Additionally, for universal life and investment-type contracts and participating traditional life policies, DAC amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised.

Future Policy Benefits - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends. Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses. The allowance for future losses for the discontinued Wind-Up Annuities is based upon numerous estimates and subjective judgments regarding the expected performance of the related invested assets, future asset reinvestment rates and future benefit payments.

Recognition of Investment Management Revenues and Related Expenses - The Investment Management segment's revenues are largely dependent on the total value and composition of assets under management. The most significant

                                      7-9
factors that could affect segment results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

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

Pension Cost - Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits. Each cost component is based on AXA Financial's best estimate of long-term actuarial and investment return assumptions. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

FORWARD-LOOKING STATEMENTS

AXA Financial's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning AXA Financial's operations, economic performance and financial position. Forward-looking statements include, among other things, discussions concerning AXA Financial's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in AXA Financial's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risk and other factors that could cause such differences and/or, if realized, could have a material adverse effect on AXA Financial's consolidated financial position and/or results of operations.

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

Increased volatility of equity markets can impact profitability of the Financial Advisory/Insurance and Investment Management segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB features, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts.

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

                                      7-10

Interest rate functuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan which could impact future pension plan costs.

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

Other Risks of the Financial Advisory/Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation" contained herein. The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB features and the impact of related reinsurance; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of the September 11, 2001 and any future terrorist attacks and the results of war on terrorism. Recoverability of DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

Other Risks of the Investment Management Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately

                                      7-11
managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Management" contained herein.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC reduces unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $500.9 million at December 31, 2002.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or more often when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Alliance's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution fees and CDSC. Distribution fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2002, Alliance's management used estimates of 10% and 7% for equity and fixed income annual market returns, respectively. An increase in the expected average market returns would increase the undiscounted future cash flows, while a reduction in the expected average market returns would decrease the undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the last five years. Alliance's management determined that a range of assumed average annual redemption rates of 14% to 16%, calculated as a percentage of average assets under management, should be used at December 31, 2002. An increase in the assumed rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the assumed rate of redemptions would increase the undiscounted future cash flows. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates. Alliance's management determined that the deferred sales commission asset was not impaired as December 31, 2002. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of discounted cash flows discounted to a present value amount.

During 2002, equity markets declined by approximately 22% as measured by the change in the Standard & Poor's 500 Stock Index while fixed income markets increased by approximately 10% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares exceeded 20% in 2002. Continued declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Other Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In

                                      7-12
particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

Technology and Information Systems. AXA Financial's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management information purposes in a secure and timely manner. These systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on AXA Financial's results of operations and, ultimately, its ability to achieve its strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against AXA Financial to date, its results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation" and "Legal Proceedings" contained herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not effective at December 31, 2002.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia and Puerto Rico. See "Business - Regulation" contained herein.


                                      7-13

PART II, ITEM 7A.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

AXA Financial's businesses are subject to financial, market, political and economic risks, as well as to risks inherent in its business operations. The discussion that follows provides additional information on market risks arising from its insurance asset/liability management and asset management activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.

INVESTMENT MANAGEMENT

Alliance's investments are divided into two portfolios: trading and available for sale investments and other investments. Alliance's trading and available for sale portfolio primarily includes U.S. Treasury bills, equity and fixed income mutual funds and money market investments. The carrying value of money market investments approximates fair value. Although the available for sale assets are purchased for long-term investment, the portfolio strategy considers them available for sale due to changes in market interest rates, equity prices and other relevant factors. Other investments include Alliance's hedge fund investments. At December 31, 2002, Alliance's estimates of its interest rate, equity price, derivative and credit quality risks related to its investment portfolios were not material to AXA Financial.

At December 31, 2002, Alliance's fixed rate debt had an aggregate fair value of $422.3 million. The potential fair value would increase to $451.3 million in response to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2002. For further information on Alliance's market risk, see Alliance Holding's and Alliance's Annual Reports on Form 10-K for the year ended December 31, 2002.

INSURANCE AND HOLDING COMPANY GROUPS

Insurance Group results significantly depend on profit margins between investment results from assets held in the General Account associated with the continuing operations ("General Account Investment Assets") and discontinued operations of the Insurance Group and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the "Investments" section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 84.2% of the carrying value of General Account Investment Assets at December 31, 2002. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2002 and 2001 would have on the fair value of fixed maturities and mortgage loans:

                                      7A-1

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2002                       DECEMBER 31, 2001
                                      ----------------------------------------- ------------------------------------
                                                               BALANCE AFTER                         BALANCE AFTER
                                               FAIR              +100 BASE             FAIR            +100 BASIS
                                              VALUE             POINT CHANGE           VALUE          POINT CHANGE
                                        -------------------  ------------------- ----------------  -------------------
  Continuing Operations:
    Fixed maturities:
      Fixed rate........................  $     25,485.2      $     24,234.9     $   22,932.6      $     21,813.0
      Floating rate.....................         1,206.6             1,206.6            738.4               738.4
    Mortgage loans......................         4,070.0             4,054.6          4,438.5             4,265.8

  Other Discontinued Operations:
    Fixed maturities:
      Fixed rate........................  $        722.7      $        687.8     $      559.6      $        527.3
    Mortgage loans......................            94.7                92.8            171.6               167.8

  Holding Company Group:
    Fixed maturities:
      Fixed rate........................  $         56.6      $         56.3     $       88.7      $         85.6
      Floating rate.....................             1.2                 1.1              1.7                 1.7

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

The investment portfolios also have direct holdings of public and private equity securities. In addition, the General Account is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2002 and 2001:


                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2002                       DECEMBER 31, 2001
                                      ----------------------------------------- ------------------------------------
                                                            BALANCE AFTER                        BALANCE AFTER
                                               FAIR          -10% EQUITY           FAIR           -10% EQUITY
                                              VALUE          PRICE CHANGE          VALUE          PRICE CHANGE
                                      ------------------ --------------------- -------------- ---------------------
Insurance Group:
  Continuing operations..............   $        37.2    $         33.5        $       61.4   $          55.3
  Discontinued Operations............              .9                .8                 1.2               1.1
  Excess of Separate Accounts assets
    over Separate Accounts
    liabilities......................           128.3             115.5                71.7              64.5

Holding Company Group................   $        27.0    $         24.3        $        5.0   $           4.5

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

                                      7A-2

At years end 2002 and 2001, the aggregate carrying value of policyholders liabilities were $37,922.7 million and $35,414.7 million, respectively, including $14,542.6 million and $12,245.9 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2002 and 2001 were $15,092.0 million and $12,498.8 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $15,751.6 million and $12,636.5 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is no material solvency risk to Equitable Life with respect to interest rate movements up or down of 100 basis points from year end 2002 levels or with respect to a 10% drop in equity prices from year end 2002 levels.

As more fully described in Notes 2 and 16 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to manage exposure to fluctuations in interest rates, including interest rate caps and floors to hedge crediting rates on interest-sensitive products, and interest rate futures to offset a decline in interest rates between receipt of funds and purchase of appropriate assets. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures which take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

While notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Insurance Group as a measure of risk because the notional amount greatly exceeds the possible credit and market loss that could arise from such transactions. Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for the Insurance Group because the counterparty would owe money to the Insurance Group if the contract were closed. Alternatively, a negative value indicates the Insurance Group would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management's view, the net potential exposure is the better measure of credit risk.

At years end 2002 and 2001, the net market value exposures of the Insurance Group's derivatives were $11.9 million and $6.9 million, respectively. There were no swaps outstanding at either year-end. The table that follows shows the interest rate sensitivity of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                      7A-3

               INSURANCE GROUP - DERIVATIVE FINANCIAL INSTRUMENTS
                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)

                                              WEIGHTED
                                               AVERAGE       BALANCE AFTER                         BALANCE AFTER
                              NOTIONAL          TERM           -100 BASIS            FAIR            +100 BASIS
                               AMOUNT          (YEARS)        POINT CHANGE           VALUE          POINT CHANGE
                           ---------------  --------------  -----------------   ---------------- -------------------
DECEMBER 31, 2002
Options:
  Caps...................   $   5,050.0            .89       $         0.0    $        0.0        $         0.5
  Floors.................       4,000.0           3.81                10.0             8.7                  0.7
Futures .................          49.8            .22                 3.2             3.2                  3.2
                            -----------                      --------------   -------------       --------------

Total....................   $   9,099.8           2.17       $        13.2    $       11.9        $         4.4
                            ===========           ====       ==============   =============       ==============

December 31, 2001
Options:
  Caps...................   $   6,675.0           1.65       $         2.7    $        7.0        $        17.8
  Floors.................          20.4            .24                 (.1)            (.1)                 (.1)
                            -----------                      --------------   -------------       --------------

Total....................   $   6,695.4           1.65       $         2.6    $        6.9        $        17.7
                            ===========           ====       ==============   =============       ==============


In addition to the traditional derivatives discussed above, the Insurance Group has purchased reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $120.0 million at December 31, 2002. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2002 would increase the balance of these reinsurance contracts to $177.0 million.

At the end of 2002 and of 2001, the aggregate fair values of long-term debt issued by Equitable Life and the Holding Company Group were $2.54 billion and $2.51 billion, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2002 and of 2001.


                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2002                      DECEMBER 31, 2001
                                       -------------------------------------- --------------------------------------
                                                            BALANCE AFTER                          BALANCE AFTER
                                              FAIR           -100 BASIS             FAIR             -100 BASIS
                                              VALUE         POINT CHANGE            VALUE           POINT CHANGE
                                       ----------------- -------------------- ------------------ -------------------
Continuing Operations:
  Fixed rate........................   $     657.6        $      690.0        $     629.6        $      663.4
  Floating rate.....................         248.3               248.3              248.3               248.3

Other Discontinued Operations:
  Floating rate.....................   $     101.7        $      101.7        $     101.7        $      101.7

 Holding Company Group:
    Fixed rate......................   $   1,533.4        $    1,634.5        $   1,529.3        $    1,630.4


                                      7A-4

PART II, ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                               AXA FINANCIAL, INC.

Report of Independent Accountants.........................................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2002 and 2001.................................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 2002, 2001 and 2000.......................  F-3
  Consolidated Statements of Shareholders' Equity and Comprehensive Income,
    Years Ended December 31, 2002, 2001 and 2000..........................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000.....................  F-5
  Notes to Consolidated Financial Statements..............................................................  F-7

Report of Independent Accountants on Consolidated Financial Statement Schedules...........................  F-51
Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments - Other than Investments in Related Parties,
  December 31, 2002.......................................................................................  F-52
Schedule II - Balance Sheets (Parent Company), December 31, 2002 and 2001.................................  F-53
Schedule II - Statements of Earnings (Parent Company),
  Years Ended December 31, 2002, 2001 and 2000............................................................  F-54
Schedule II - Statements of Cash Flows (Parent Company),
  Years Ended December 31, 2002, 2001 and 2000............................................................  F-55
Schedule III - Supplementary Insurance Information,
  Years Ended December 31, 2002, 2001 and 2000............................................................  F-56
Schedule IV - Reinsurance, Years Ended December 31, 2002, 2001 and 2000...................................  F-59

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of AXA Financial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries ("AXA Financial") at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AXA Financial's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, AXA Financial changed its method of accounting for variable annuity products that contain guaranteed minimum death benefit and guaranteed minimum income benefit features, and its method of accounting for intangible and long-lived assets in 2002.




/s/ PricewaterhouseCoopers LLP
New York, New York

February 4, 2003

                              AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                   2002                   2001
                                                                              -----------------    --------------------
                                                                                           (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $     26,336.6       $     23,355.0
  Mortgage loans on real estate.............................................         3,746.2              4,333.3
  Equity real estate........................................................           717.3                875.7
  Policy loans..............................................................         4,035.6              4,100.7
  Other equity investments..................................................           751.4                768.4
  Other invested assets.....................................................         1,331.6                687.2
                                                                              -----------------    --------------------
           Total investments................................................        36,918.7             34,120.3
Cash and cash equivalents...................................................           501.7                884.4
Cash and securities segregated, at estimated fair value.....................         1,174.3              1,415.2
Broker-dealer related receivables...........................................         1,446.2              1,950.9
Deferred policy acquisition costs...........................................         5,801.0              5,513.7
Goodwill and other intangible assets, net...................................         4,067.8              3,928.4
Amounts due from reinsurers.................................................         2,351.7              2,237.0
Loans to affiliates, at estimated fair value................................           413.0                400.0
Other assets................................................................         3,861.4              3,515.2
Separate Accounts assets....................................................        39,012.1             46,947.3
                                                                              -----------------    --------------------

TOTAL ASSETS................................................................  $     95,547.9       $    100,912.4
                                                                              =================    ====================

LIABILITIES
Policyholders' account balances.............................................  $     23,037.5       $     20,939.1
Future policy benefits and other policyholders liabilities..................        13,975.7             13,542.7
Broker-dealer related payables..............................................           735.2              1,265.5
Customers related payables..................................................         1,566.8              1,814.5
Short-term and long-term debt...............................................         2,725.7              2,982.1
Federal income taxes payable................................................         1,793.1              1,286.5
Other liabilities...........................................................         3,520.6              3,475.2
Separate Accounts liabilities...............................................        38,883.8             46,875.6
Minority interest in equity of consolidated subsidiaries....................         1,301.0              1,255.2
Minority interest subject to redemption rights..............................           515.4                651.4
                                                                              -----------------    --------------------
      Total liabilities.....................................................        88,054.8             94,087.8
                                                                              -----------------    --------------------

Commitments and contingencies (Notes 14, 17, 18, 19 and 20)

SHAREHOLDERS' EQUITY
Common stock, at par value..................................................             3.9                  3.9
Capital in excess of par value..............................................         1,028.6              1,016.7
Retained earnings...........................................................         5,805.5              5,601.9
Accumulated other comprehensive income......................................           655.1                202.1
                                                                              -----------------    --------------------
      Total shareholders' equity............................................         7,493.1              6,824.6
                                                                              -----------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $     95,547.9       $    100,912.4
                                                                              =================    ====================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                     2002               2001                2000
                                                                -----------------  -----------------   ----------------
                                                                                     (IN MILLIONS)

REVENUES
Universal life and investment-type product policy fee
  income......................................................  $    1,315.5       $     1,342.3       $     1,413.3
Premiums......................................................         945.2             1,019.9             1,175.0
Net investment income.........................................       2,393.7             2,423.1             2,668.2
Investment losses, net........................................        (287.7)             (207.7)             (829.6)
Commissions, fees and other income............................       3,158.6             3,245.1             2,730.4
                                                                -----------------  -----------------  -------------------
      Total revenues..........................................       7,525.3             7,822.7             7,157.3
                                                                -----------------  -----------------  -------------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................       2,034.0             1,886.9             2,060.3
Interest credited to policyholders' account balances..........         972.5               981.7             1,048.5
Compensation and benefits.....................................       1,561.3             1,708.5             1,250.2
Commissions...................................................         540.5               477.8               533.2
Distribution plan payments....................................         392.8               429.1               421.3
Amortization of deferred sales commissions....................         229.0               230.8               219.7
Interest expense..............................................         211.6               235.0               226.7
Amortization of deferred policy acquisition costs.............         296.7               287.9               309.0
Capitalization of deferred policy acquisition costs...........        (754.8)             (746.4)             (778.1)
Rent expense..................................................         194.3               185.0               146.4
Amortization of goodwill and other intangible assets, net.....          24.2               206.1                79.2
Expenses related to AXA's minority interest acquisition.......           -                   -                 751.4
Other operating costs and expenses............................         973.5             1,046.1               989.1
                                                                -----------------  -----------------   ------------------
      Total benefits and other deductions.....................       6,675.6             6,928.5             7,256.9
                                                                -----------------  -----------------   ------------------

Earnings (loss) from continuing operations before Federal
  income taxes and minority interest..........................         849.7               894.2               (99.6)
Federal income tax (expense) benefit..........................          (9.8)             (219.6)               42.5
Minority interest in net income of consolidated subsidiaries..        (283.8)             (290.2)             (280.2)
                                                                -----------------  -----------------   ------------------

Earnings (loss) from continuing operations....................         556.1               384.4              (337.3)
Earnings from discontinued operations, net of Federal
   income taxes:
     Investment Banking and Brokerage segment.................           -                   -                 376.2
     Other....................................................           5.6                43.9                58.6
Gain on disposal of the discontinued Investment Banking and
   Brokerage segment, net of Federal income taxes.............           -                   -               2,317.9
Cumulative effect of accounting changes, net of Federal
   income taxes...............................................         (33.1)               (3.5)                -
                                                                -----------------  -----------------   ------------------
Net Earnings..................................................  $      528.6       $       424.8       $     2,415.4
                                                                =================  =================   ==================

                 See Notes to Consolidated Financial Statements

                               AXA FINANCIAL, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                       2002                2001               2000
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)
Series D convertible preferred stock, beginning of year.........  $         -         $      219.6       $       239.7
Exchange of Series D convertible preferred stock................            -                (54.6)              (20.1)
Redemption of Series D convertible preferred stock..............            -               (165.0)                -
                                                                 -----------------   -----------------  -----------------
Series D convertible preferred stock, end of year...............            -                  -                 219.6
                                                                 -----------------   -----------------  -----------------
Stock employee compensation trust, beginning of year............            -               (219.6)             (239.7)
Exchange of Series D convertible preferred stock in the
  stock employee compensation trust.............................            -                 54.6                20.1
Redemption of Series D convertible preferred stock in the
   stock employee compensation trust............................            -                165.0                 -
                                                                 -----------------   -----------------  -----------------
Stock employee compensation trust, end of year..................            -                  -                (219.6)
                                                                 -----------------   -----------------  -----------------
Common stock, at par value, beginning of year...................            3.9                4.6                 4.5
Issuance of common stock........................................            -                  -                    .1
Shares cancelled in connection with merger of
   AXA Merger Corp..............................................            -                  (.5)                -
Treasury stock retired, at par value............................            -                  (.2)                -
                                                                 -----------------   -----------------  -----------------
Common stock, at par value, end of year.........................            3.9                3.9                 4.6
                                                                 -----------------   -----------------  -----------------

Capital in excess of par value, beginning of year...............        1,016.7            4,753.8             3,739.1
Decrease related to the merger of AXA Merger Corp...............            -             (2,999.5)                -
Decrease from retirement of treasury stock......................            -               (629.4)                -
Other changes in additional capital in excess of par value......           11.9             (108.2)            1,014.7
                                                                 -----------------   -----------------  -----------------
Capital in excess of par value, end of year.....................        1,028.6            1,016.7             4,753.8
                                                                 -----------------   -----------------  -----------------

Treasury stock, beginning of year...............................            -               (629.6)             (490.8)
Purchase of shares for treasury.................................            -                  -                (138.8)
Retirement of treasury stock....................................            -                629.6                 -
                                                                 -----------------   -----------------  -----------------
Treasury stock, end of year.....................................            -                  -                (629.6)
                                                                 -----------------   -----------------  -----------------
Retained earnings, beginning of year............................        5,601.9            5,380.6             3,008.6
Net earnings....................................................          528.6              424.8             2,415.4
Dividends on common stock.......................................         (325.0)            (200.0)              (43.4)
Decrease in retained earnings in connection with merger of
   AXA Merger Corp..............................................            -                 (3.5)                -
                                                                 -----------------   -----------------  -----------------
Retained earnings, end of year..................................        5,805.5            5,601.9             5,380.6
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive income (loss),
   beginning of year............................................          202.1               (2.3)             (422.5)
Other comprehensive income......................................          453.0              204.4               420.2
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive income (loss), end of year......          655.1              202.1                (2.3)
                                                                 -----------------   -----------------  -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF YEAR.........................  $     7,493.1       $    6,824.6       $     9,507.1
                                                                 =================   =================  =================
COMPREHENSIVE INCOME
Net earnings....................................................  $       528.6       $      424.8       $     2,415.4
                                                                 -----------------   -----------------  -----------------
Change in unrealized gains (losses), net of reclassification
   adjustment...................................................          470.4              204.8               417.4
Minimum pension liability adjustment............................          (17.4)               (.4)                2.8
                                                                 -----------------   -----------------  -----------------
Other comprehensive income......................................          453.0              204.4               420.2
                                                                 -----------------   -----------------  -----------------
COMPREHENSIVE INCOME............................................  $       981.6       $      629.2       $     2,835.6
                                                                 =================   =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                      2002               2001               2000
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)
Net earnings..................................................   $      528.6       $       424.8      $     2,415.4
Adjustments to reconcile net earnings to net cash provided
 (used) by operating activities:
  Interest credited to policyholders' account balances........          972.5               981.7            1,048.5
  Universal life and investment-type product
    policy fee income.........................................       (1,315.5)           (1,342.3)          (1,413.3)
  Net change in broker-dealer and customer
    related receivables/payables..............................         (237.8)              185.8              422.9
  Investment losses (gains), net..............................          287.7               207.7              829.6
  Gain on disposal of the discontinued Investment Banking
    and Brokerage segment.....................................            -                   -             (2,317.9)
  Expenses related to AXA's minority interest acquisition.....            -                   -                702.7
  Change in deferred policy acquisition costs.................         (458.1)             (458.5)            (469.1)
  Change in future policy benefits............................          218.0               (15.1)            (825.6)
  Change in property and equipment............................         (113.4)             (234.0)            (326.4)
  Change in Federal income taxes..............................          252.0            (1,249.0)           1,769.6
  Purchase of segregated cash and securities, net.............          240.8              (108.8)            (610.4)
  Change  in fair value of guaranteed minimum income
    benefit reinsurance contracts.............................         (120.0)                -                  -
  Amortization of goodwill and other intangible assets........           24.2               206.1               79.2
  Other, net..................................................          239.5               430.1             (405.5)
                                                                -----------------  -----------------  -----------------

Net cash provided (used) by operating activities..............          518.5              (971.5)             899.7
                                                                -----------------  -----------------  -----------------
Cash flows from investing activities:
  Maturities and repayments...................................        3,006.7             2,480.0            2,583.0
  Sales.......................................................        8,039.2             9,289.8            8,652.2
  Purchases...................................................      (12,725.7)          (11,842.5)          (8,676.9)
  (Increase) decrease in short-term investments...............         (571.4)              228.3              126.9
  Sale of subsidiary..........................................            -                   -              3,461.2
  Acquisition of subsidiary...................................         (249.7)                -             (1,480.0)
  Loans to affiliates.........................................            -                (400.0)          (3,000.0)
  Other, net..................................................          156.8              (101.6)            (149.8)
                                                                -----------------  -----------------  -----------------
Net cash (used) provided by investing activities..............       (2,344.1)             (346.0)           1,516.6
                                                                -----------------  -----------------  -----------------

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (CONTINUED)


                                                                      2002               2001               2000
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................   $    4,328.5       $     3,198.8      $     2,695.6
    Withdrawals and transfers to Separate Accounts............       (2,022.9)           (2,458.1)          (3,941.8)
  Net (decrease) increase in short-term financings............         (201.9)             (803.1)             490.1
  Additions to long-term debt.................................            -                 398.7              496.5
  Repayments of long-term debt................................          (56.4)              (46.2)             (35.1)
  Dividends paid on common stock..............................         (325.0)             (200.7)             (42.8)
  Purchase of treasury stock..................................            -                   -               (138.7)
  Other, net..................................................         (279.4)             (367.0)            (324.3)
                                                                -----------------  -----------------  -----------------

Net cash provided (used) by financing activities..............        1,442.9              (277.6)            (800.5)
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................         (382.7)           (1,595.1)           1,615.8
Cash and cash equivalents, beginning of year..................          884.4             2,479.5              863.7
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $      501.7       $       884.4      $     2,479.5
                                                                =================  =================  =================

Supplemental cash flow information:
  Interest Paid...............................................   $      195.2       $       207.0      $       215.2
                                                                =================  =================  =================
  Income Taxes (Refunded) Paid................................   $     (283.6)      $     1,462.5      $       331.0
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)      ORGANIZATION

        AXA Financial, Inc. (the "Holding Company," and collectively with its consolidated subsidiaries, "AXA Financial") is a diversified financial services organization serving a broad spectrum of insurance and investment management customers. AXA Financial's financial advisory and insurance product businesses are conducted principally by its wholly owned life insurance subsidiary, The Equitable Life Assurance Society of the United States ("Equitable Life"), its insurance general agency, AXA Network, LLC (together with its subsidiaries, collectively, "AXA Network"), and its broker dealers, AXA Advisors, LLC ("AXA Advisors") and AXA Distributors, LLC. AXA Financial's investment management and related services business is conducted by Alliance Capital Management L.P. ("Alliance"). The investment banking and brokerage business was conducted by Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). AXA Financial sold its interest in DLJ on November 3, 2000. The Investment Banking and Brokerage segment is reported as discontinued operations for the year ended December 31, 2000.

        In October 2000, Alliance acquired substantially all of the assets and liabilities of SCB Inc., formerly known as Sanford C. Bernstein Inc. ("Bernstein"), for an aggregate current value of approximately $3.50 billion: $1.48 billion in cash and 40.8 million newly issued units in Alliance ("Alliance Units"). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million Alliance Units for $1.60 billion in June 2000. The acquisition was accounted for under the purchase method with the results of Bernstein included in the consolidated financial statements from the acquisition date. The excess of purchase price over the fair value of net assets acquired resulted in the recognition of goodwill and intangible assets of approximately $3.40 billion. In connection with the issuance of Alliance Units to former Bernstein shareholders, AXA Financial recorded a non-cash gain of $501.7 million (net of related Federal income tax of $270.1 million) which is reflected as an addition to capital in excess of par value. In the fourth quarter of 2002, AXA Financial acquired 8.16 million Alliance Units at the aggregate market price of $249.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement (see Note 2). Upon completion of this transaction AXA Financial's beneficial ownership in Alliance increased by approximately 3.2%. At December 31, 2002, AXA Financial's beneficial ownership in Alliance was approximately 55.7%.

        AXA, a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder since 1992. In October 2000, the Board of Directors of the Holding Company, acting upon a unanimous recommendation of a special committee of independent directors, approved an agreement with AXA for the acquisition of the approximately 40% of outstanding Holding Company Common Stock it did not already own. Under terms of the agreement, the minority shareholders of the Holding Company received $35.75 in cash and 0.295 of an AXA American Depositary Receipt ("ADR") (before giving effect to AXA's May 2001 four-for-one stock split and related change in ADRs' parity) for each Holding Company share. On January 2, 2001, AXA Merger Corp. ("AXA Merger"), a wholly owned subsidiary of AXA, was merged with and into the Holding Company, resulting in AXA Financial becoming a wholly owned subsidiary of AXA. As a result of its merger into the Holding Company, AXA Merger's obligation to repay the $3.0 billion loan to the Holding Company was extinguished resulting in a decrease in consolidated shareholders' equity of $3.0 billion. In conjunction with the minority interest buyout, 53.4 million shares of Common Stock purchased by AXA Merger were exchanged for the common shares of AXA Merger held by AXA and 20.7 million treasury shares held by the Holding Company were retired.

2)      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation
        -----------------------------------------------------

        The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented.

        The accompanying consolidated financial statements include the accounts of the Holding Company; Equitable Life; those of their subsidiaries engaged in insurance related businesses (collectively, the "Insurance Group"); other subsidiaries, principally Alliance, AXA Advisors and AXA Network; and those investment companies, partnerships and joint ventures in which AXA Financial has control and a majority economic interest.

        All significant intercompany transactions and balances except those with discontinued operations (see Note 8) have been eliminated in consolidation. The years "2002," "2001" and "2000" refer to the years ended December 31, 2002, 2001 and 2000, respectively. Certain reclassifications have been made in the prior period amounts to conform to the current presentation.

        Closed Block
        ------------

        When it demutualized on July 22, 1992, Equitable Life established a Closed Block for the benefit of certain individual participating policies that were in force on that date. The assets allocated to the Closed Block, together with anticipated revenues from policies included in the Closed Block, were reasonably expected to be sufficient to support such business, including provision for the payment of claims, certain expenses and taxes, and for continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.

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

        Discontinued Operations
        -----------------------

        In 1991, management discontinued the business of certain pension operations ("Other Discontinued Operations"). Other Discontinued Operations at December 31, 2002 principally consists of the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities"), for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2002 is adequate to provide for all future losses; however, the quarterly allowance review continues to involve numerous estimates and subjective judgments regarding the expected performance of invested assets ("Discontinued Operations Investment Assets") held by Other Discontinued Operations. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations (see Note 8).

        In 2000, discontinued operations included the Investment Banking and Brokerage segment that is discussed in Note 8.

        Accounting Changes
        ------------------

        On January 1, 2002, AXA Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 142 embraced an entirely new approach to accounting for goodwill by eliminating the long-standing requirement for systematic amortization and instead imposing periodic impairment testing to determine whether the fair value of the reporting unit to which the goodwill is ascribed supports its continued recognition. Concurrent with its adoption of SFAS No. 142, AXA Financial ceased to amortize goodwill. Amortization of goodwill and other intangible assets for the years ended December 31, 2001 and 2000, respectively, was approximately $123.7 million and $49.6 million, net of minority interest of $82.3 million and $29.7 million, of which $13.5 million and $2.8 million, net of minority interest of $10.8 million and $1.1 million, related to other intangible assets. Net income, excluding goodwill amortization expense, for the years ended December 31, 2001 and 2000, respectively, would have been $535.0 million and $2,462.2 million. The carrying amount of goodwill was $3,585.2 million and $3,436.5 million, respectively, at December 31, 2002 and at December 31, 2001 and relates solely to the Investment Management segment. No losses resulted from completion in 2002 of transitional and annual impairment testing of goodwill and indefinite-lived intangible assets. Amounts presently estimated to be recorded in each of the succeeding five years ending December 31, 2007 for amortization of other intangible assets are not expected to vary significantly from the amount for the full year December 31, 2002 of $14.4 million, net of minority interest of $9.8 million. The gross carrying amount and accumulated amortization of other intangible assets were $630.3 million and $147.7 million, respectively, at December 31, 2002 and $615.4 million and $123.5 million, respectively, at December 31, 2001. SFAS No. 144 retains many of the fundamental recognition and measurement provisions previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," except for the removal of goodwill from its scope, inclusion of specific guidance on cash flow recoverability testing and the criteria that must be met to classify a long-lived asset as held-for-sale. SFAS No. 141 and No. 144 had no material impact on the results of operations or financial position of AXA Financial upon their adoption on January 1, 2002.

        Effective January 1, 2002, AXA Financial changed its method of accounting for liabilities associated with variable annuity contracts that contain guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") features, to establish reserves for AXA Financial's estimated obligations associated with these features. The method was changed to achieve a better matching of revenues and expenses. The initial impact of adoption as of January 1, 2002 resulted in a charge of $33.1 million for the cumulative effect of this accounting change, net of Federal income taxes of $17.9 million, in the consolidated statements of earnings. Prior to the adoption of this accounting change, benefits under these features were expensed as incurred. The impact of this change was to reduce Earnings from continuing operations in 2002 by $113.0 million, net of Federal income taxes of $61.0 million. The pro-forma effects of retroactive application of this change on 2001 and 2000 results were not material.

        On January 1, 2001, AXA Financial adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by AXA Financial at January 1, 2001 included interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuity contracts and certain reinsurance contracts. Based upon guidance from the Financial Accounting Standards Board ("FASB") and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provision of SFAS No. 133, AXA Financial recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free-standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, AXA Financial elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with recent interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on AXA Financial's results of operations or its financial position. Upon its adoption of SFAS No. 133, AXA Financial reclassified $256.7 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $8.9 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001.

        The accounting for the GMIB reinsurance assets that are considered an SFAS No. 133 derivative is discussed in the Policyholders' Account Balances and Future Policy Benefits section of this Note.

        AXA Financial adopted the AICPA's Statement of Position ("SOP") 00-3, which established new accounting and reporting standards for demutualizations, prospectively as of January 1, 2001 with no financial impact upon initial implementation.

        SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides the accounting and reporting rules for sales, securitizations, servicing of receivables and other financial assets, for secured borrowings and collateral transactions and extinguishments of liabilities. SFAS No. 140 emphasizes the legal form of the transfer rather than the previous accounting that was based upon the risks and rewards of ownership. SFAS No. 140 was effective for transfers after March 31, 2001 and is principally applied prospectively. Since that March 2001 effective date, no significant transactions were impacted by SFAS No. 140.

        New Accounting Pronouncements
        -----------------------------

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 established financial accounting and reporting standards for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized only when the liability is incurred and measured initially at fair value. However, the cost of termination benefits provided under the terms of an ongoing benefit arrangement, such as a standard severance offering based on years of service, continues to be covered by other accounting pronouncements and is unchanged by SFAS No. 146. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures made by a guarantor in its interim and annual financial statements about obligations under guarantees. FIN No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. The fair value reporting provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 17). The initial recognition and initial measurement provisions are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," to address when it is appropriate to consolidate financial interests in any variable interest entity ("VIE"), a new term to define a business structure that either does not have equity investors with voting or other similar rights or has equity investors that do not provide sufficient financial resources to support its activities. For entities with these characteristics, including many formerly known as special purpose entities, FIN 46 imposes a consolidation model that focuses on the relative exposures of the participants to the economic risks and rewards from the assets of the VIE rather than on ownership of its voting interests, if any, to determine whether a parent-subsidiary relationship exists. Under the VIE consolidation model, the party with a majority of the economic risks or rewards associated with a VIE's activities, including those conveyed by derivatives, credit enhancements, and other arrangements, is the "primary beneficiary" and, therefore, is required to consolidate the VIE.

        The consolidation requirements of FIN 46 phase-in beginning in the first quarter of 2003, with immediate application to all new VIEs created after January 31, 2003 and further application to existing VIEs starting in the first interim period beginning after June 15, 2003. However, specific disclosures are required in 2002 year-end financial statements issued subsequent to January 31, 2003 if it is "reasonably possible" that a company will have a significant, but not necessarily consolidated, variable interest in a VIE when the consolidation requirements become effective. At December 31, 2002, AXA Financial identified significant variable interests totaling $123.7 million, representing its participation in seven collateralized debt obligation structures and four investment limited partnerships determined to be

        VIEs. These variable interests are reflected in the consolidated balance sheets as fixed maturities or other equity investments and, accordingly, are subject to ongoing review for impairments in value deemed to be other than temporary. These variable interests and approximately $24.5 million related funding commitments to the investment limited partnerships, as more fully described in Note 17, represent AXA Financial's maximum exposure to loss from its involvement with these VIEs. AXA Financial has no further economic interests in these VIEs in the form of related guarantees, derivatives or similar instruments and obligations.

        By no later than third quarter 2003, AXA Financial is required by FIN 46 to consolidate those VIEs where it is determined to be the primary beneficiary, which includes consideration of the aggregate variable interests in these VIEs held by related parties. Management's preliminary assessment indicates consolidation is likely to be required for one collateralized debt obligation security and two investment limited partnerships, which comprise $93.5 million of the significant variable interests identified at December 31, 2002. Management believes no material impact on consolidated financial position or reported amounts of consolidated total liabilities would result from consolidation of these VIEs. Similarly, management believes there would be no material impact on consolidated results of operations as AXA Financial's economic interests in these VIEs are accounted for primarily under the equity method.

        The FASB is in the process of considering the application of SFAS No. 133 in situations in which a financial instrument incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of the instrument. The issue is whether an embedded derivative exists in such instruments, related to the transfer of credit risk that is unrelated to the creditworthiness of the issuer, which must be bifurcated and reported at fair value. This issue may have application to certain insurance and reinsurance contracts, such as modified coinsurance arrangements in which a total return on a specified group of assets is paid to the reinsurer, and group pension participating contracts which credit the contractholder a total return on a specified portfolio of assets. Based on management's understanding of the issues under discussion, this potential accounting change is not expected to have a material impact on AXA Financial's results of operations or financial position upon adoption.

        Investments
        -----------

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

        Partnerships, investment companies and joint venture interests in which AXA Financial has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) are consolidated; those in which AXA Financial does not have control and a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Equity securities include common stock and non-redeemable preferred stock classified as either trading or available for sale securities, are carried at estimated fair value and are included in other equity investments.

        Short-term investments are stated at amortized cost that approximates fair value and are included with other invested assets.

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

        Net Investment Income, Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)
        --------------------------------------------------------------------

        Net investment income and realized investment gains (losses), net (together "investment results") related to certain participating group annuity contracts which are passed through to the contractholders are offset in amounts reflected as interest credited to policyholders' account balances.

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

        Recognition of Insurance Income and Related Expenses
        ----------------------------------------------------

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

        For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.

        Premiums from individual health contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.

        Deferred Policy Acquisition Costs
        ---------------------------------

        Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

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

        A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (7.2% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (13.2% net of product weighted average Separate Account fees) and 0% (-1.9% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2002, current projections of future average gross market returns are within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 2.5 years.

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

        Other significant assumptions underlying gross profit estimates relate to contract persistency and general account investment spread.

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2002, the average rate of assumed investment yields, excluding policy loans, was 7.9% grading to 7.3% over 8 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

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

        Policyholders' Account Balances and Future Policy Benefits
        ----------------------------------------------------------

        Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

        Equitable Life issues certain variable annuity products with a GMDB feature. Equitable Life also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guarantee minimum income benefit base. The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

        The GMIB reinsurance contracts are considered derivatives under SFAS No. 133 and, therefore, are required to be reported in the balance sheet at their fair value. GMIB fair values are reported in the consolidated balance sheets in Other assets. Changes in GMIB fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

        For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 10.9% for life insurance liabilities and from 2.25% to 8.43% for annuity liabilities.

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

        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $86.0 million and $104.2 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, respectively, $1,088.9 million and $1,101.8 million of DI reserves and associated liabilities were ceded through an indemnity reinsurance agreement principally with a single reinsurer (see Note 14). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized as follows:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Incurred benefits related to current year..........  $        36.6       $       44.0       $       56.1
        Incurred benefits related to prior years...........           (6.3)             (10.6)              15.0
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $        30.3       $       33.4       $       71.1
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        11.5       $       10.7       $       14.8
        Benefits paid related to prior years...............           37.2               38.8              106.0
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $        48.7       $       49.5       $      120.8
                                                            =================   ================   =================

        Policyholders' Dividends
        -------------------------

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

        At December 31, 2002, participating policies, including those in the Closed Block, represent approximately 19.4% ($36.5 billion) of directly written life insurance in-force, net of amounts ceded.

        Separate Accounts
        -----------------

        Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts' assets and liabilities are shown on separate lines in the consolidated balance sheets. The Insurance Group bears the investment risk on assets held in one Separate Account; therefore, such assets are carried on the same basis as similar assets held in the General Account portfolio. Assets held in the other Separate Accounts are carried at quoted market values or, where quoted values are not available, at estimated fair values as determined by the Insurance Group.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2002, 2001 and 2000, investment results of such Separate Accounts were (losses) gains of $(4,740.7) million, $(2,214.4) million and $8,051.7 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Recognition of Investment Management Revenues and Related Expenses
        ------------------------------------------------------------------

        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service fees are recorded as revenue as the related services are performed; they include brokerage transactions charges of Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly owned subsidiary of Alliance, for substantially all private client transactions and certain institutional investment management client transactions. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as underwriter or agent. Syndicate participation and underwriting revenues are recorded on the offering date.

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC reduces unamortized deferred sales commissions when received. At December 31, 2002 and 2001, respectively, deferred sales commissions totaled $500.9 million and $648.2 million and are included within Other assets.

        Impairment of the deferred sales commission asset is evaluated quarterly, or when a significant decrease in the estimated fair value of the asset occurs, by comparing the undiscounted cash flows estimated by Alliance's management to be realized from this asset to its recorded amount. If the estimated undiscounted cash flows are less that the recorded amount and if Alliance's management estimates that the recorded amount is not fully recoverable, an impairment loss is recognized for the difference between the recorded amount and the estimated fair value of the asset. Cash flows consist of ongoing distribution fees and CDSC. Distribution fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on the values of back-end load shares redeemed and, generally, the length of time the shares have been held.

        Other Accounting Policies
        -------------------------

        In accordance with regulations of the Securities and Exchange Commission ("SEC"), securities with a fair value of $1.17 billion have been segregated in a special reserve bank custody account at December 31, 2002 for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 under the Securities Exchange Act of 1934, as amended.

        Intangible assets include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

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

        Minority interest subject to redemption rights represents the remaining
        32.6 million of private Alliance Units issued to former Bernstein shareholders in connection with Alliance's acquisition of Bernstein. The Holding Company agreed to provide liquidity to these former Bernstein shareholders after a two-year lock-out period which ended October 2002. AXA Financial acquired 8.16 million of the former Bernstein shareholders' Units in 2002. The outstanding 32.6 million Alliance Units may be sold to the Holding Company at the prevailing market price over the remaining seven years ending in 2009. Generally, not more than 20% of the original Units issued to the former Bernstein shareholders may be put to the Holding Company in any one annual period.

        AXA Financial accounts for its stock option and other stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 12 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

3)      INVESTMENTS

        The following table provides additional information relating to fixed maturities and equity securities.

                                                                   GROSS              GROSS
                                              AMORTIZED          UNREALIZED         UNREALIZED         ESTIMATED
                                                 COST              GAINS              LOSSES           FAIR VALUE
                                            ---------------   -----------------  -----------------   ---------------
                                                                         (IN MILLIONS)
        DECEMBER 31, 2002
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    20,128.0     $    1,494.9       $      269.0       $   21,353.9
            Mortgage-backed...............         2,428.8             99.4                -              2,528.2
            U.S. Treasury, government
              and agency securities.......           895.5             84.1                -                979.6
            States and political
              subdivisions................           197.6             17.9                -                215.5
            Foreign governments...........           231.8             37.4                 .8              268.4
            Redeemable preferred stock....           923.7             71.4                4.1              991.0
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    24,805.4     $    1,805.1       $      273.9       $   26,336.6
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        61.4     $        5.3       $        3.5       $       63.2
          Trading securities..............             3.3               .8                3.0                1.1
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $        64.7     $        6.1       $        6.5       $       64.3
                                            ================= =================  =================  ================

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
                                            ================= =================  =================  ================

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, AXA Financial determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2002 and 2001, securities without a readily ascertainable market value having an amortized cost of $4,941.6 million and $5,419.4 million, respectively, had estimated fair values of $5,183.0 million and $5,510.8 million, respectively.

        The contractual maturity of bonds at December 31, 2002 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                                ------------------------------------
                                                                                   AMORTIZED          ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)
        Due in one year or less..............................................    $      613.0       $      612.7
        Due in years two through five........................................         5,249.0            5,536.9
        Due in years six through ten.........................................         8,662.9            9,304.7
        Due after ten years..................................................         6,928.0            7,363.1
        Mortgage-backed securities...........................................         2,428.8            2,528.2
                                                                                ----------------   -----------------
        Total................................................................    $   23,881.7       $   25,345.6
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

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2002, approximately 7.1% of the $23,881.7 million aggregate amortized cost of bonds held by AXA Financial was considered to be other than investment grade.

        At December 31, 2002, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $134.2 million.

        The Insurance Group holds equity in limited partnership interests that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2002 and 2001 were $679.0 million and $701.9 million, respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $75.3 million and $31.5 million at December 31, 2002 and 2001, respectively. Gross interest income on these loans included in net investment income aggregated $5.3 million, $3.2 million and $9.7 million in 2002, 2001 and 2000, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $6.8 million, $4.2 million and $11.0 million in 2002, 2001 and 2000, respectively.

        Impaired mortgage loans along with the related investment valuation allowances follow:

                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                   2002                 2001
                                                                            -------------------  -------------------
                                                                                         (IN MILLIONS)
        Impaired mortgage loans with investment valuation allowances.......  $        111.8       $        114.2
        Impaired mortgage loans without investment valuation allowances....            20.4                 30.7
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           132.2                144.9
        Investment valuation allowances....................................           (23.4)               (19.3)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        108.8       $        125.6
                                                                            ===================  ===================

        During 2002, 2001 and 2000, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $138.1 million, $141.7 million and $169.8 million. Interest income recognized on these impaired mortgage loans totaled $10.0 million, $7.2 million and $12.4 million for 2002, 2001 and 2000, respectively.

        Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2002 and 2001, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $91.1 million and $95.8 million.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2002 and 2001, the carrying value of equity real estate held for sale amounted to $107.7 million and $216.6 million, respectively. For 2002, 2001 and 2000, respectively, real estate of $5.6 million, $64.8 million and $21.6 million was acquired in satisfaction of debt. At December 31, 2002 and 2001, AXA Financial owned $268.8 million and $376.5 million, respectively, of real estate acquired in satisfaction of debt of which $2.7 million and $11.1 million, respectively, are held as real estate joint ventures.

        Accumulated depreciation on real estate was $163.6 million and $160.3 million at December 31, 2002 and 2001, respectively. Depreciation expense on real estate totaled $18.0 million, $16.1 million and $21.7 million for 2002, 2001 and 2000, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Balances, beginning of year........................  $        87.6       $      126.2       $      177.9
        Additions charged to income........................           32.5               40.0               68.2
        Deductions for writedowns and
          asset dispositions...............................          (65.1)             (78.6)            (119.9)
                                                            -----------------   ----------------   -----------------
        Balances, End of Year..............................  $        55.0       $       87.6       $      126.2
                                                            =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate....................  $        23.4       $       19.3       $       50.5
          Equity real estate...............................           31.6               68.3               75.7
                                                            -----------------   ----------------   -----------------
        Total..............................................  $        55.0       $       87.6       $      126.2
                                                            =================   ================   =================

4)      EQUITY METHOD INVESTMENTS

        Included in equity real estate or other equity investments, as appropriate, are interests in real estate joint ventures, limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $801.6 million and $883.9 million, respectively, at December 31, 2002 and 2001. AXA Financial's total equity in net (losses) earnings for these real estate joint ventures and limited partnership interests was $(14.9) million, $(111.1) million and $180.3 million, respectively, for 2002, 2001 and 2000.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial has an investment of $10.0 million or greater and an equity interest of 10% or greater (7 and 10 individual ventures at December 31, 2002 and 2001, respectively) and AXA Financial's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                             December 31,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)
        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $       550.0      $       570.5
        Investments in securities, generally at estimated fair value...........          237.5              255.7
        Cash and cash equivalents..............................................           27.9               23.7
        Other assets...........................................................           32.2               39.4
                                                                                ----------------   -----------------
        Total Assets...........................................................  $       847.6      $       889.3
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       264.7      $       269.6
        Other liabilities......................................................           19.2               20.3
                                                                                ----------------   -----------------
        Total liabilities......................................................          283.9              289.9
                                                                                ----------------   -----------------

        Partners' capital......................................................          563.7              599.4
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $       847.6      $       889.3
                                                                                ================   =================

        AXA Financial's Carrying Value in These Entities Included Above........  $       172.3      $       188.2
                                                                                ================   =================

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $        98.4       $       95.6       $      147.6
        Net (losses) revenues of
          other limited partnership interests..............          (23.2)              29.8               16.5
        Interest expense - third party.....................          (19.8)             (11.5)             (17.0)
        Interest expense - AXA Financial...................            -                  (.7)              (2.0)
        Other expenses.....................................          (59.3)             (58.2)             (88.0)
                                                            -----------------   ----------------   -----------------
        Net (Losses) Earnings..............................  $        (3.9)      $       55.0       $       57.1
                                                            =================   ================   =================
        AXA Financial's Equity in Net Earnings of These
          Entities Included Above..........................  $        12.8       $       13.2       $       17.8
                                                            =================   ================   =================

5)      NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Fixed maturities...................................  $     1,760.3       $    1,668.9       $    1,777.0
        Mortgage loans on real estate......................          314.8              361.6              387.1
        Equity real estate.................................          153.7              166.2              207.2
        Other equity investments...........................          (28.9)             (69.2)              18.2
        Policy loans.......................................          269.4              268.2              258.3
        Other investment income............................          112.7              247.6              231.7
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        2,582.0            2,643.3            2,879.5

        Investment expenses................................         (188.3)            (220.2)            (211.3)
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     2,393.7       $    2,423.1       $    2,668.2
                                                            =================   ================   =================

        Investment (losses) gains, including changes in the valuation allowances, follow:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        Fixed maturities...................................  $      (383.4)      $     (225.2)      $     (796.5)
        Mortgage loans on real estate......................            3.7              (11.4)             (18.0)
        Equity real estate.................................          101.5               34.5                1.6
        Other equity investments...........................            3.3              (12.6)             (20.9)
        Issuance and sales of Alliance Units...............             .5               (3.1)               3.9
        Other..............................................          (13.3)              10.1                 .3
                                                            -----------------   ----------------   -----------------
        Investment Losses, Net.............................  $      (287.7)      $     (207.7)      $     (829.6)
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $315.3 million, $287.5 million and $635.5 million for 2002, 2001 and 2000, respectively, including $499.2 million in fourth quarter 2000. Writedowns of mortgage loans on real estate and equity real estate amounted to $5.5 million and $5.8 million, respectively, for 2002.

        For 2002, 2001 and 2000, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $7,177.3 million, $7,372.3 million and $7,685.5 million. Gross gains of $108.4 million, $156.2 million and $79.7 million and gross losses of $172.9 million, $115.9 million and $220.9 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2002, 2001 and 2000 amounted to $1,050.4 million, $430.9 million and $958.7 million, respectively.

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

        In 2002, 2001 and 2000, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $.5 million, $25.0 million and $(159.4) million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $1.1 million and $2.4 million and costs of $3.3 million and $4.9 million at December 31, 2002 and 2001, respectively.

        For 2002, 2001 and 2000, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $92.1 million, $96.7 million and $110.6 million, respectively.

        The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated comprehensive income and the changes for the corresponding years, including Other Discontinued Operations on a line by line basis, follow:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Balance, beginning of year.........................  $       215.8       $       11.0       $     (406.4)
        Changes in unrealized investment gains (losses)....        1,056.8              439.0              980.9
        Changes in unrealized investment (gains) losses
          attributable to:
            Participating group annuity contracts,
              Closed Block policyholder dividend obligation
              and other....................................         (157.3)             (48.6)             (18.3)
            DAC............................................         (174.1)             (71.6)            (262.1)
            Deferred Federal income taxes..................         (255.0)            (114.0)            (283.1)
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $       686.2       $      215.8       $       11.0
                                                            =================   ================   =================

        Balance, end of year comprises:
          Unrealized investment gains (losses) on:
            Fixed maturities...............................  $     1,576.1       $      497.6       $       64.9
            Other equity investments.......................            1.7                4.3               (3.6)
            Other..........................................          (21.9)              (2.8)              (1.2)
                                                            -----------------   ----------------   -----------------
             Total.........................................        1,555.9              499.1               60.1
        Amounts of unrealized investment (losses) gains
          attributable to:
             Participating group annuity contracts,
               Closed Block policyholder dividend
               obligation and other........................         (221.2)             (63.9)             (15.3)
             DAC...........................................         (274.0)             (99.9)             (28.3)
             Deferred Federal income taxes.................         (374.5)            (119.5)              (5.5)
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       686.2       $      215.8       $       11.0
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


6)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                                  December 31
                                                            --------------------------------------------------------
                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Unrealized gains (losses) on investments...........  $       686.2       $      215.8       $       11.0
        Minimum pension liability..........................          (31.1)             (13.7)             (13.3)
                                                            -----------------   ----------------   -----------------
        Total Accumulated Other
          Comprehensive Income (Loss)......................  $       655.1       $      202.1       $       (2.3)
                                                            =================   ================   =================

        The components of other comprehensive income (loss) for the past three years follow:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Net unrealized gains (losses) on investments:
          Net unrealized gains arising during
             the period....................................  $     1,015.8       $      528.2       $      190.2
          Losses (gains) reclassified into net earnings
             during the period.............................           41.0              (89.2)             790.7
                                                            -----------------   ----------------   -----------------
        Net unrealized gains on investments................        1,056.8              439.0              980.9
        Adjustments for policyholders liabilities, DAC
          and deferred Federal income taxes................         (586.4)            (234.2)            (563.5)
                                                            -----------------   ----------------   -----------------
        Change in unrealized gains, net of
          adjustments......................................          470.4              204.8              417.4
        Change in minimum pension liability................          (17.4)               (.4)               2.8
                                                            -----------------   ----------------   -----------------
        Total Other Comprehensive Income...................  $       453.0       $      204.4       $      420.2
                                                            =================   ================   =================


7)      CLOSED BLOCK

        The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block which would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial had developed an actuarial calculation of the expected timing of the Closed Block earnings.

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

       Summarized financial information for the Closed Block is as follows:

                                                                                                DECEMBER 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                                                                            (IN MILLIONS)
       CLOSED BLOCK LIABILITIES:
       Future policy benefits, policyholders' account balances
         and other............................................................  $     8,997.3        $     9,002.8
       Policyholder dividend obligation.......................................          213.3                 47.1
       Other liabilities......................................................           97.6                 53.6
                                                                                -----------------    -----------------
       Total Closed Block liabilities.........................................        9,308.2              9,103.5
                                                                                -----------------    -----------------

       ASSETS DESIGNATED TO THE CLOSED BLOCK:
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $4,794.0 and $4,600.4)............................        5,098.4              4,705.7
       Mortgage loans on real estate..........................................        1,456.0              1,514.4
       Policy loans...........................................................        1,449.9              1,504.4
       Cash and other invested assets.........................................          141.9                141.0
       Other assets...........................................................          219.9                214.7
                                                                                -----------------    -----------------
       Total assets designated to the Closed Block............................        8,366.1              8,080.2
                                                                                -----------------    -----------------
       Excess of Closed Block liabilities over assets designated to
         the Closed Block.....................................................        942.1              1,023.3
       Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred Federal income
         tax of $31.8 and $20.4 and policyholder dividend obligation........           59.1                 37.8
                                                                                -----------------    -----------------
       Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities...............................................  $     1,001.2        $     1,061.1
                                                                                =================    =================

       Closed Block revenues and expenses were as follows:

                                                                  2002               2001                 2000
                                                             ----------------   ----------------   --------------------
                                                                                             (IN MILLIONS)
      REVENUES:
      Premiums and other income............................   $      543.8       $      571.5       $       594.7
      Investment income (net of investment
        expenses of $5.4, $3.0, and $8.1)..................          582.4              583.5               578.7
      Investment losses, net...............................          (47.0)             (42.3)              (35.8)
                                                             ----------------   ----------------   --------------------
      Total revenues.......................................        1,079.2            1,112.7             1,137.6
                                                             ----------------   ----------------   --------------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends................          980.2            1,009.3             1,025.2
      Other operating costs and expenses...................            4.4                4.7                 5.2
                                                             ----------------   ----------------   --------------------
      Total benefits and other deductions..................          984.6            1,014.0             1,030.4
                                                             ----------------   ----------------   --------------------

      Net revenues before Federal income taxes.............           94.6               98.7               107.2
      Federal income taxes.................................          (34.7)             (36.2)              (38.2)
                                                             ----------------   ----------------   --------------------
      Net Revenues.........................................   $       59.9       $       62.5       $        69.0
                                                             ================   ================   ====================

        Reconciliation of the policyholder dividend obligation is as follows:

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                     2002                2001
                                                                                ----------------   ------------------
                                                                                           (IN MILLIONS)
        Balance at beginning of year...........................................  $        47.1      $         -
        Unrealized investment gains (losses)...................................          166.2               47.1
                                                                                ----------------   ------------------
        Balance at End of Year ................................................  $       213.3      $        47.1
                                                                                ================   ==================

        Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                           DECEMBER 31,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)


        Impaired mortgage loans with investment valuation allowances...........  $        18.6      $        26.7
        Impaired mortgage loans without investment valuation allowances........             .9                6.5
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................           19.5               33.2
        Investment valuation allowances........................................           (4.0)              (5.8)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        15.5      $        27.4
                                                                                ================   =================

        During 2002, 2001 and 2000, the Closed Block's average recorded investment in impaired mortgage loans was $26.0 million, $30.8 million and $31.0 million, respectively. Interest income recognized on these impaired mortgage loans totaled $2.1 million, $1.2 million and $2.0 million for 2002, 2001 and 2000, respectively.

        Valuation allowances amounted to $3.9 million and $5.7 million on mortgage loans on real estate and $.1 million and $9.8 million on equity real estate at December 31, 2002 and 2001, respectively. Writedowns of fixed maturities amounted to $40.0 million, $30.8 million and $27.7 million for 2002, 2001 and 2000, respectively, including $23.3 million in fourth quarter 2001.


8)      DISCONTINUED OPERATIONS

        Investment Banking and Brokerage Segment
        ----------------------------------------

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

        Revenues from the Investment Banking and Brokerage segment were $7,056.3 million for 2000. Net earnings were net of Federal income taxes totaling $173.5 million for 2000.

        OTHER DISCONTINUED OPERATIONS
        -----------------------------

        Summarized financial information for Other Discontinued Operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (In Millions)
        BALANCE SHEETS
        Fixed maturities, available for sale, at estimated fair value
          (amortized cost of $677.8 and $542.9)..............................  $      722.7         $      559.6
        Equity real estate...................................................         203.7                252.0
        Mortgage loans on real estate........................................          87.5                160.3
        Other equity investments.............................................           9.4                 22.3
        Other invested assets................................................            .2                   .4
                                                                              -----------------    -----------------
          Total investments..................................................       1,023.5                994.6
        Cash and cash equivalents............................................          31.0                 41.1
        Other assets.........................................................         126.5                152.6
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    1,181.0         $    1,188.3
                                                                              =================    =================

        Policyholders liabilities............................................  $      909.5         $      932.9
        Allowance for future losses..........................................         164.6                139.9
        Other liabilities....................................................         106.9                115.5
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    1,181.0         $    1,188.3
                                                                              =================    =================

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Investment income (net of investment
          expenses of $18.1, $25.3 and $37.0)..............  $        69.7       $       91.6       $      102.2
        Investment gains (losses), net.....................           34.2               33.6               (6.6)
        Policy fees, premiums and other income.............             .2                 .2                 .7
                                                            -----------------   ----------------   -----------------
        Total revenues.....................................          104.1              125.4               96.3

        Benefits and other deductions......................           98.7              100.7              106.9
        Earnings credited (losses charged) to allowance
          for future losses................................            5.4               24.7              (10.6)
                                                            -----------------   ----------------   -----------------
        Pre-tax loss from operations.......................            -                  -                  -
        Pre-tax earnings from releasing the allowance
          for future losses................................            8.7               46.1               90.2
        Federal income tax expense.........................           (3.1)              (2.2)             (31.6)
                                                            -----------------   ----------------   -----------------
        Earnings from Other
          Discontinued Operations..........................  $         5.6       $       43.9       $       58.6
                                                            =================   ================   =================

        AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of other discontinued operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of AXA Financial's annual planning process, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in each of the three years presented.

        Valuation allowances of $4.9 million and $4.8 million on mortgage loans on real estate and zero and $5.0 million on equity real estate were held at December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, other discontinued operations' average recorded investment in impaired mortgage loans was $25.3 million, $32.2 million and $11.3 million, respectively. Interest income recognized on these impaired mortgage loans totaled $2.5 million, $2.5 million and $.9 million for 2002, 2001 and 2000, respectively.

        In 2001, Federal income tax expense for Other Discontinued Operations reflected a $13.8 million reduction in taxes due to settlement of open tax years.

9)  VARIABLE ANNUITY CONTRACTS - GMDB AND GMIB

    Equitable Life issues certain variable annuity contracts with GMDB and GMIB features that guarantee either:

      a) Return of Premium: the benefit is the greater of current account value and premiums paid (adjusted for withdrawals),

      b) Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), and the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals), or

      c) Roll-Up: the benefit is the greater of current account value and premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages,

      d) Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

    The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2002:

                                                                  GMDB               GMIB                TOTAL
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Balance at January 1, 2002.........................  $        43.0       $       15.0       $       58.0
          Paid guarantee benefits..........................          (65.0)               -                (65.0)
          Other changes in reserve.........................          150.4              102.5              252.9
                                                            -----------------   ----------------   -----------------
        Balance at December 31, 2002.......................  $       128.4       $      117.5       $      245.9
                                                            =================   ================   =================


    Related GMDB reinsurance ceded amounts were:

                                                                     GMDB
                                                            ---------------------
                                                                (IN MILLIONS)
        Balance at January 1, 2002.........................  $         7.0
          Paid guarantee benefits ceded....................          (14.5)
          Other changes in reserve.........................           29.0
                                                            ---------------------
        Balance at December 31, 2002.......................  $        21.5
                                                            =====================

    The GMIB reinsurance contracts are considered derivatives and are reported at fair value (see Note 14). At December 31, 2002 AXA Financial had the following variable contracts with guarantees. Note that AXA Financial's variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, therefore, the GMDB and GMIB amounts listed are not mutually exclusive:


                                                 RETURN
                                                    OF
                                                 PREMIUM       RATCHET         ROLL-UP         COMBO         TOTAL
                                               ---------       -------     --------------    --------      ---------
                                                                        (DOLLARS IN MILLIONS)
        GMDB:
        ----
          Account value (1).................. $   21,052     $    3,991     $    6,030       $   1,488     $   32,561
          Net amount at risk, gross.......... $    5,609     $    1,724     $    3,036       $      44     $   10,413
          Net amount at risk, net of amounts
            reinsured........................ $    5,602     $    1,187     $    1,897       $      44     $    8,730
          Average attained age of
            contractholders..................       50.0           58.9           61.0            59.6           51.7
          Percentage of contractholders
            over age 70......................        7.0%          19.8%          24.3%           20.4%           9.5%
         Range of guaranteed minimum
            return rates.....................        N/A            N/A            3-6%            3-6%           N/A

        GMIB:
        ----
          Account value (2)..................        N/A            N/A     $    4,782       $   2,042     $    6,824
          Net amount at risk, gross..........        N/A            N/A     $    1,112       $      10     $    1,122
          Net amount at risk, net of amounts
            reinsured........................        N/A            N/A     $      308       $       5     $      313
          Weighted average years remaining
            until annuitization..............        N/A            N/A            5.0            10.2            5.0
          Range of guaranteed minimum
            return rates.....................        N/A            N/A            3-6%            3-6%           3-6%


(1) Included General Account balances of $10,141 million, $96 million, $129 million and $257 million, respectively, for a total of $10,623 million.

(2) Included General Account balances of $20 million and $356 million, respectively, for a total of $376 million.

    For contracts in the event of death, the net amount at risk is defined as the amount by which the GMDB benefits exceed related account values.

    For contracts at annuitization, the net amount at risk is defined as the amount by which the GMIB benefit bases exceed related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

 10)    SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
        Short-term debt......................................................  $       98.8         $      279.4
                                                                              -----------------    -----------------
        Long-term debt:
        Holding Company:
          Senior notes, 7.75%, due through 2010..............................         476.9                476.5
          Senior notes, 6.5%, due 2008.......................................         249.6                249.5
          Senior notes, 9%, due 2004.........................................         300.0                300.0
          Senior notes, 7.30%, due through 2003..............................           -                   76.8
          Senior debentures, 7.0%, due 2028..................................         347.7                347.7
                                                                              -----------------    -----------------
              Total Holding Company..........................................       1,374.2              1,450.5
                                                                              -----------------    -----------------
        Equitable Life:
          Surplus notes, 6.95%, due 2005.....................................         399.8                399.7
          Surplus notes, 7.70%, due 2015.....................................         199.7                199.7
                                                                              -----------------    -----------------
              Total Equitable Life...........................................         599.5                599.4
                                                                              -----------------    -----------------
        Alliance:
          Senior Notes, 5.625% due 2006......................................         398.4                398.0
          Other..............................................................           6.5                  6.5
                                                                              -----------------    -----------------
              Total Alliance.................................................         404.9                404.5
                                                                              -----------------    -----------------
        Wholly owned and joint venture real estate:
          Mortgage notes, 3.09%, due through 2017............................         248.3                248.3
                                                                              -----------------    -----------------

        Total long-term debt.................................................       2,626.9              2,702.7
                                                                              -----------------    -----------------
        Total Short-term and Long-term Debt..................................  $    2,725.7         $    2,982.1
                                                                              =================    =================

        Short-term Debt
        ---------------

        Equitable Life has a $350.0 million bank five year credit facility. The interest rates are based on external indices dependent on the type of borrowing ranging from 1.60% to 4.25%. There were no amounts outstanding under this credit facility at December 31, 2002.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's $350.0 million bank credit facility. At December 31, 2002, there were no amounts outstanding under this program.

        Since 1998, Alliance has had a $425.0 million commercial paper program. In September 2002, Alliance entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders that replaced three existing credit facilities aggregating $875.0 million. Of the $800.0 million total, $425.0 million is intended to provided back-up liquidity for Alliance's commercial paper program, with the balance available for general purposes, including capital expenditures and funding of the payments of sales commissions to financial intermediaries. The interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal funds rate. The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400.0 million for each calendar quarter. The revolving credit facility contains covenants that, among other things, require Alliance to meet certain financial ratios. Alliance was in compliance with the covenants at December 31, 2002. At December 31, 2002, Alliance had commercial paper outstanding totaling $22.0 million at an effective interest rate of 1.3%; there were no borrowings outstanding under Alliance's revolving credit facilities.

        Since December 1999, Alliance has maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to its $425.0 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2002, there were no borrowings outstanding under the ECN program.

        Long-term Debt
        -------------

        Certain of the long-term debt agreements, principally mortgage notes, have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2002, AXA Financial was in compliance with all debt covenants.

        At December 31, 2002 and 2001, respectively, AXA Financial has pledged real estate of $322.9 million and $314.5 million as collateral for certain long-term debt.

        At December 31, 2002, aggregate maturities of the long-term debt based on required principal payments at maturity was $325.1 million for 2003, $300.0 million for 2004, $400.0 million for 2005, $406.5 million for 2006, $0.0 in 2007 and $1,280.0 million thereafter.

        In August 2001, Alliance issued $400.0 million 5.625% notes in a public offering. Alliance may issue up to $600.0 million in senior debt securities. The Alliance notes mature in 2006 and are redeemable at any time. The proceeds from the Alliance notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

11)     FEDERAL INCOME TAXES

        A summary of the Federal income tax expense (benefit) in the consolidated statements of earnings follows:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Federal income tax expense (benefit):
          Current..........................................  $      (443.1)      $     (138.5)      $     (123.1)
          Deferred.........................................          452.9              358.1               80.6
                                                            -----------------   ----------------   -----------------
        Total..............................................  $         9.8       $      219.6       $      (42.5)
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                        2002               2001                2000
                                                                  -----------------   ----------------   -----------------
                                                                                       (IN MILLIONS)
        Expected Federal income tax expense (benefit)...........   $       297.4       $      313.1       $      (34.9)
        Minority interest.......................................          (101.6)            (103.1)             (94.0)
        Separate Account investment activity....................          (159.3)               -                 (5.5)
        Non-deductible stock option compensation
          expense...............................................             -                  -                 61.6
        Adjustment of tax audit reserves........................           (42.9)             (28.2)              23.4
        Non-deductible goodwill and other intangible assets.....             3.4               30.3               10.4
        Other...................................................            12.8                7.5               (3.5)
                                                                  -----------------   ----------------   -----------------
        Federal Income Tax Expense (Benefit)....................   $         9.8       $      219.6       $      (42.5)
                                                                  =================   ================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       DECEMBER 31, 2002                  DECEMBER 31, 2001
                                                ---------------------------------  ---------------------------------
                                                    ASSETS         LIABILITIES         ASSETS         LIABILITIES
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
        Compensation and related benefits......  $      13.4      $        -        $      218.6      $       -
        Other..................................         31.6               -                39.0              -
        DAC, reserves and reinsurance..........          -             1,264.5               -            1,011.5
        Investments............................          -               600.6               -              350.4
                                                ---------------  ----------------  ---------------   ---------------
        Total..................................  $      45.0      $    1,865.1      $      257.6      $   1,361.9
                                                ===============  ================  ===============   ===============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and their tax effects follow:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        DAC, reserves and reinsurance......................  $       270.9       $      283.1       $      403.3
        Investments........................................           (4.7)              50.7             (139.9)
        Compensation and related benefits..................          179.1               19.5             (154.3)
        Other..............................................            7.6                4.8              (28.5)
                                                            -----------------   ----------------   -----------------
        Deferred Federal Income Tax Expense................  $       452.9       $      358.1       $       80.6
                                                            =================   ================   =================

        In 2002, AXA Financial recorded a $144.3 million benefit resulting from the favorable treatment of certain tax matters related to Separate Account investment activity arising during the 1997-2001 tax years and a settlement with the Internal Revenue Service (the "IRS") with respect to such tax matters for the 1992-1996 tax years.

        The IRS commenced in January 2003 an examination of AXA Financial's consolidated Federal income tax returns for the years 1997 through 2001. Management believes this audit will have no material adverse effect on AXA Financial's consolidated results of operations.

12)     CAPITAL STOCK, STOCK APPRECIATION RIGHTS, AND OPTIONS

        At December 31, 2002 and 2001, there were 436.2 million shares issued and shares outstanding of the Holding Company's Common Stock that have a par value of $.01 per share.

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

        Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded a (reduction) increase in the SARs liability of $(11.4) million and $(74.0) million for 2002 and 2001, respectively, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the respective periods ended December 31, 2002 and 2001.

        AXA Financial has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Stock-based employee compensation expense is not reflected in the statement of earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income had compensation expense as related to options awarded under AXA Financial's Stock Incentive Plans been determined based on SFAS No. 123's fair value based method, including the cost of the amendments and modifications made in connection with AXA's acquisition of the minority interest in the Holding Company:

                                                                  2002               2001                 2000
                                                            -----------------   ----------------   -------------------
                                                                                  (IN MILLIONS)
        Net income as reported.............................  $       528.6       $      424.8       $    2,415.4
        Add: Compensation charge resulting from
           AXA's acquisition of minority interest
           included in net earnings........................            -                  -                457.4
        Less: Total stock-based employee compensation
           expense determined under fair value method for
           all awards, net of Federal income tax benefit...          (37.3)             (22.2)             (34.6)
                                                            -----------------   ----------------   -------------------
        Pro Forma Net Earnings.............................  $       491.3       $      402.6       $    2,838.2
                                                            =================   ================   ===================

        The Black-Scholes option pricing model was used in determining the fair values of option awards used in the pro-forma disclosures above. The option pricing assumptions for 2002, 2001 and 2000 follow:


                                                  HOLDING COMPANY                           ALLIANCE
                                      -----------------------------------------   ------------------------------
                                        2002(1)        2001(1)        2000          2002      2001       2000
                                      -------------  ------------- ------------   --------- ---------- ---------
        Dividend yield...............    2.54%          1.52%         0.32%        5.80%      5.80%     7.20%

        Expected volatility..........     46%            29%           28%          32%        33%       30%

        Risk-free interest rate......    4.04%          4.98%         6.24%         4.2%      4.5%      5.90%

        Expected life in years.......      5              5             5           7.0        7.2       7.4

        Weighted average fair value
          per option at grant date...    $6.30          $9.42        $11.08        $5.89      $9.23     $8.32

    (1) Beginning in 2001, the option pricing assumptions reflect options granted by the Holding Company representing rights to acquire AXA ADRs.

        A summary of the activity in the option shares of the Holding Company and Alliance's option plans follows, including information about options outstanding and exercisable at December 31, 2002. Outstanding options at January 2, 2001 to acquire AXA ADRs reflect the conversion of 11.5 million share options of the Holding Company that remained outstanding following the above-described cash settlement made pursuant to the agreement for AXA's acquisition of the minority interest in the Holding Company's Common Stock. All information presented below as related to options to acquire AXA ADRs gives appropriate effect to AXA's May 2001 four-for-one stock split and the related changes in ADR parity for each Holding Company share option:

                                                       HOLDING COMPANY                         ALLIANCE
                                             ------------------------------------  ---------------------------------
                                                   COMMON
                                                   STOCK            WEIGHTED                           WEIGHTED
                                                    AND             AVERAGE                            AVERAGE
                                                  AXA ADRs          EXERCISE           UNITS           EXERCISE
                                               (IN MILLIONS)         PRICE         (IN MILLIONS)        PRICE
                                             ----------------- ------------------  --------------- -----------------
        Holding Company Option Shares:
        Balance at December 31, 1999.....         22.7              $24.60              12.5           $17.95
          Granted........................          6.5              $31.06               4.7           $50.93
          Exercised......................         (4.5)             $18.57              (1.7)          $10.90
          Forfeited......................         (1.2)             $26.15               (.1)          $26.62
                                             -------------------                   ---------------

        Balance at December 31, 2000.....         23.5              $27.20              15.4           $28.73
                                             =================== ================

        AXA ADR Option Shares:
        Balance at January 2, 2001.......         18.3              $21.65
          Granted........................         17.0              $31.55               2.5           $50.34
          Exercised......................         (2.2)             $11.57              (1.7)          $13.45
          Forfeited......................         (3.1)             $32.02               (.3)          $34.33
                                             -------------------                   ---------------

        Balance at December 31, 2001.....         30.0              $31.55              15.9           $33.58
          Granted........................          6.7              $17.24               2.4           $39.32
          Exercised......................          (.2)             $10.70              (1.4)          $14.83
          Forfeited......................         (1.2)             $27.12               (.5)          $42.99
                                             -------------------                   ---------------

        Balance at December 31, 2002.....         35.3              $25.14              16.4           $34.91
                                             ===================                   ===============

        Information about options outstanding and exercisable at December 31, 2002 follows:


                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                             ---------------------------------------------------   -------------------------------------
                                                   WEIGHTED
                                                    AVERAGE         WEIGHTED                               WEIGHTED
              RANGE OF             NUMBER          REMAINING        AVERAGE             NUMBER              AVERAGE
              EXERCISE          OUTSTANDING       CONTRACTUAL       EXERCISE          EXERCISABLE          EXERCISE
               PRICES          (IN MILLIONS)     LIFE (YEARS)        PRICE           (IN MILLIONS)           PRICE
        --------------------------------------- ---------------- ---------------   ------------------   ----------------

              AXA ADRS
        ---------------------
        $  6.325   -  $ 9.01          1.8            1.26            $6.76                 1.8               $6.76
        $ 10.195   -  $14.73          3.3            6.41           $13.13                 2.4              $13.28
        $ 15.995   -  $22.84         10.3            7.82           $18.47                 4.7              $18.80
        $ 26.095   -  $33.025        14.9            5.60           $30.93                 8.5              $31.76
        $ 36.031                      5.0            6.48           $36.03                 5.0              $36.03
                                --------------                                         ----------
        $  6.325   -  $36.031        35.3            6.22           $25.14                22.4              $26.00
                                ==============                                         ==========

              ALLIANCE
        ---------------------
        $   8.81   -  $18.47          3.5            3.43           $13.21                 3.5              $13.21
        $  22.50   -  $30.25          3.8            6.34           $27.87                 2.6              $27.60
        $  30.94   -  $48.50          4.9            8.68           $41.01                 1.0              $48.46
        $  50.15   -  $50.56          2.3            8.92           $50.25                  .5              $50.25
        $  51.10   -  $58.50          1.9            7.95           $53.78                  .7              $53.77
                                 -------------                                         -----------
        $   8.81   -  $58.50         16.4            6.98           $34.91                 8.3              $27.72
                                 =============                                         ===========

        AXA Financial's ownership interest in Alliance will continue to be reduced upon the exercise of unit options granted to certain Alliance employees. Options are exercisable over a period of up to ten years.

        In 2002 and 2001, AXA Financial granted to senior executives AXA ADRs having a value of $12.3 million and $8.7 million, respectively, on the effective date of the grants. The AXA ADRs vest over three years. In 2002 and 2001, AXA Financial recognized $6.3 million and $1.2 million, respectively, in compensation and benefit expense relating to this program.

        In 1997, Alliance Holding established a long-term incentive compensation plan under which grants are made to key employees for terms established by Alliance Holding at the time of grant. These awards include options, restricted Alliance Holding units and phantom restricted Alliance Holding units, performance awards, other Alliance Holding unit based awards, or any combination thereof. At December 31, 2002, approximately
        14.4 million Alliance Holding units of a maximum 40.0 million units were subject to options granted and 80,433 Alliance Holding units were subject to awards made under this plan.

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

        The Holding Company, Equitable Life and Alliance, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. Payments by AXA Financial to AXA under such agreements totaled approximately $17.9 million and $18.4 million in 2002 and 2001, respectively. Payments by AXA and AXA affiliates to AXA Financial under such agreements totaled approximately $17.6 million and $9.9 million in 2002 and 2001, respectively.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by Alliance described below:


                                                                  2002               2001               2000
                                                            -----------------   ----------------  ------------------
                                                                                 (IN MILLIONS)
       Investment advisory and services fees..............   $       950.1       $     1,089.7     $     1,021.8
       Distribution revenues..............................           467.5               544.6             621.6
       Shareholder servicing fees.........................            89.7                87.2              85.6
       Other revenues.....................................            10.2                11.0              11.6
       Brokerage..........................................             7.0                 5.7               1.0

14)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

        The effect of reinsurance (excluding group life and health) is summarized as follows:


                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Direct premiums....................................  $       954.6       $      990.0       $    1,103.8
        Reinsurance assumed................................          181.4              203.0              194.2
        Reinsurance ceded..................................         (190.8)            (173.1)            (123.0)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       945.2       $    1,019.9       $    1,175.0
                                                            =================   ================   =================
        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $        96.6       $       86.9       $       92.1
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $       346.3       $      370.3       $      239.2
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        54.6       $       50.4       $       46.5
                                                            =================   ================   =================

        Since 1997 AXA Financial has reinsured on a yearly renewal term basis 90% of the mortality risk on new issues of certain term, universal and variable life products. AXA Financial's retention limit on joint survivorship policies is $15.0 million and $5.0 million on single life policies. Substantially all other in-force business above $5.0 million is reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

        At December 31, 2002, Equitable Life had reinsured in the aggregate approximately 16.0% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 72.0% of its current liability exposure resulting from the GMIB feature.

        During July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written DI business for years 1993 and prior through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period.

        At December 31, 2002 and 2001, respectively, reinsurance recoverables related to insurance contracts amounted to $2,351.7 million and $2,237.0 million, of which $1,049.2 million and $1,060.4 million relates to one specific reinsurer. Reinsurance payables related to insurance contracts totaling $867.5 million and $798.5 million are included in other liabilities in the consolidated balance sheets.

        Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, which are considered derivatives under SFAS No. 133, at December 31, 2002 and 2001 were $120.0 million and zero, respectively. The increase in estimated fair value of $120.0 million for the year ended December 31, 2002 was due primarily to significant equity market declines during 2002.

        The Insurance Group cedes 100% of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $410.9 million and $444.2 million at December 31, 2002 and 2001, respectively.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers. The Insurance Group also assumes accident, health, aviation and space risks by participating in various reinsurance pools. Reinsurance assumed reserves at December 31, 2002 and 2001 were $570.7 million and $540.2 million, respectively.

15)     EMPLOYEE BENEFIT PLANS

        AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. The pension plans are non-contributory. Equitable Life's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. AXA Financial made cash contributions in 2002 to the qualified plans totaling $348.2 million.


        Generally, AXA Financial's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA").

        Components of net periodic pension expense (credit) for the qualified and non-qualified plans were as follows:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Service cost.......................................  $        39.4       $       40.7       $       37.2
        Interest cost on projected benefit obligations.....          151.7              152.0              146.4
        Expected return on assets..........................         (181.9)            (218.9)            (223.3)
        Net amortization and deferrals.....................           17.4                5.9                5.4
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension Expense (Credit)..............  $        26.6       $      (20.3)      $      (34.3)
                                                            =================   ================   =================

        The plans' projected benefit obligations under the qualified and non-qualified plans was comprised of:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Benefit obligations, beginning of year.................................  $    2,184.6       $    2,024.6
        Service cost...........................................................          34.4               35.7
        Interest cost..........................................................         151.7              152.0
        Actuarial losses (gains)...............................................          55.8              114.0
        Benefits paid..........................................................        (145.4)            (141.7)
                                                                                ----------------   -----------------
        Benefit Obligations, End of Year.......................................  $    2,281.1       $    2,184.6
                                                                                ================   =================

        The change in plan assets and the funded status of the qualified and non-qualified pension plans was as follows:

                                                                                              DECEMBER 31,
                                                                                    ------------------------------------
                                                                                         2002                2001
                                                                                    ----------------   -----------------
                                                                                               (IN MILLIONS)
        Plan assets at fair value, beginning of year..............................      $    1,847.0       $    2,121.3
        Actual return on plan assets..............................................            (278.1)            (147.9)
        Contributions.............................................................             348.2                -
        Benefits paid and fees....................................................            (130.2)            (126.4)
                                                                                    ----------------   -----------------
        Plan assets at fair value, end of year....................................           1,786.9            1,847.0
        Projected benefit obligations.............................................           2,281.1            2,184.6
                                                                                    ----------------   -----------------
        (Underfunding) excess of plan assets over projected benefit obligations...            (494.2)            (337.6)
        Unrecognized prior service cost...........................................              (4.2)              (7.3)
        Unrecognized net loss from past experience different
          from that assumed.......................................................           1,131.3              641.9
        Unrecognized net asset at transition......................................              (1.3)              (1.7)
        Additional minimum pension liability......................................             (73.9)             (61.1)
                                                                                    ----------------   -----------------
        Prepaid Pension Cost, Net.................................................      $      557.7       $      234.2
                                                                                    ================   =================

        The prepaid pension cost for pension plans with assets in excess of projected benefit obligations was $913.0 million and $552.0 million and the accrued liability for pension plans with accumulated benefit obligations in excess of plan assets was $355.3 million and $317.7 million at December 31, 2002 and 2001, respectively.

        The pension plan assets include corporate and government debt securities, equity securities, equity real estate and shares of group trusts managed by Alliance. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 6.75% and 7.26%, respectively, at December 31, 2002 and 7.25% and 7.19%, respectively, at December 31, 2001. As of January 1, 2002 and 2001, the expected long-term rate of return on assets for the retirement plan was 9.0% and 10.25%, respectively.

        AXA Financial recorded, as a reduction of shareholders' equity, an additional minimum pension liability of $31.1 million, $13.7 million and $13.3 million, net of Federal income taxes, at December 31, 2002, 2001 and 2000, respectively, primarily representing the excess of the accumulated benefit obligation of the non-qualified pension plan over the accrued liability and an intangible pension asset of $35.8 million at December 31, 2002, representing the amount of unrecognized prior service cost, which is reported in Other assets. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $400.0 million and $25.7 million, respectively, at December 31, 2002 and $352.0 million and $30.3 million, respectively, at December 31, 2001.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $26.0 million, $27.3 million and $28.7 million for 2002, 2001 and 2000, respectively.

        AXA Financial provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from AXA Financial (i) on or after attaining age 55 who have at least 10 years of service or (ii) on or after attaining age 65 or (iii) whose jobs have been abolished and who have attained age 50 with 20 years of service. The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others. AXA Financial continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 2002, 2001 and 2000, AXA Financial made estimated postretirement benefits payments net of employee contributions of $36.2 million, $32.5 million and $39.3 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in AXA Financial's consolidated financial statements:

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Service cost.......................................  $         4.6       $        4.8       $        4.8
        Interest cost on accumulated postretirement
          benefits obligation..............................           35.4               31.8               35.5
        Net amortization and deferrals.....................            (.7)              (4.4)              (3.2)
                                                            -----------------   ----------------   -----------------
        Net Periodic Postretirement Benefits Costs.........  $        39.3       $       32.2       $       37.1
                                                            =================   ================   =================

                                                                                           DECEMBER 31,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)
        Accumulated postretirement benefits obligation,
          beginning of year....................................................  $      438.6       $      476.0
        Service cost...........................................................           4.6                4.8
        Interest cost..........................................................          35.4               31.8
        Contributions and benefits paid........................................         (36.2)             (32.5)
        Actuarial losses (gains)...............................................         101.4              (41.5)
                                                                                ----------------   -----------------
        Accumulated postretirement benefits obligation, end of year............         543.8              438.6
        Unrecognized prior service cost........................................          13.5               21.5
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions....................        (148.8)             (54.6)
                                                                                ----------------   -----------------
        Accrued Postretirement Benefits Cost...................................  $      408.5       $      405.5
                                                                                ================   =================

        In 1993, AXA Financial announced a limit on the amount that would be contributed toward retiree healthcare. AXA Financial's contribution limit is expected to be reached in 2003.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 9.0% in 2002, gradually declining to 5.0% in the year 2012, and in 2001 was 10.0%, gradually declining to 5.0% in the year 2011. The discount rate used in determining the accumulated postretirement benefits obligation was 6.75% and 7.25% at December 31, 2002 and 2001, respectively.

        If the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2002 would be decreased .7%. The effect of this change on the sum of the service cost and interest cost would be a decrease of .6%. If the health care cost trend rate assumptions were decreased by 1.0% the accumulated postretirement benefits obligation as of December 31, 2002 would be increased by .7%. The effect of this change on the sum of the service cost and interest cost would be an increase of .9%. The limited impact of the change in trend rate assumptions reflects the application of AXA Financial's contribution limit.

        Alliance maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of AXA Financial, is obligated to make capital contributions to Alliance in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, Alliance agreed to invest $96.0 million per annum for three years to fund purchases of Alliance Holding units or an Alliance sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them. AXA Financial has recorded compensation and benefit expenses in connection with the plans totaling $101.4 million, $58.1 million and $29.8 million for 2002, 2001 and 2000, respectively (including $63.7 million, $34.6 million and $6.8 million for 2002, 2001 and 2000, respectively, relating to the Bernstein deferred compensation plan).

16)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Various derivative financial instruments are used to achieve this objective, including interest rate caps and floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments. In addition, AXA Financial periodically enters into forward and futures contracts to hedge certain equity exposures. Also, AXA Financial has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial.

        As earlier described in Note 2 of Notes to Consolidated Financial Statements, AXA Financial adopted SFAS No. 133, as amended, on January 1, 2001. Consequently, all derivatives outstanding at December 31, 2002 and 2001 are recognized on the balance sheet at their fair values. The outstanding notional amounts of derivative financial instruments purchased and sold were $9,050.0 million and zero, respectively, at December 31, 2002. These amounts principally consist of interest rate cap contracts of Equitable Life that have a total fair value at December 31, 2002 of $8.7 million. At December 31, 2002 and during the year then ended, there were no hybrid instruments that required bifurcation of an embedded derivative component under the provisions of SFAS No. 133.

        All gains and losses on derivative financial instruments utilized by AXA Financial in 2002 and 2001 are reported in earnings as none of the derivatives were designated to qualifying hedging relationships under SFAS No. 133 either at initial adoption of the Statement or at inception of the contracts. For 2002 and 2001, respectively, investment results, principally in net investment income, included gross gains of $24.3 million and $27.5 million and gross losses of $7.7 million and $20.2 million that were recognized on derivative positions.

        Fair Value of Financial Instruments
        -----------------------------------

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 2002 and 2001.

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

        The fair values for variable deferred annuities and single premium deferred annuities, which are included in policyholders' account balances, are estimated as the discounted value of projected account values. Current account values are projected to the time of the next crediting rate review at the current crediting rates and are projected beyond that date at the greater of current estimated market rates offered on new policies or the guaranteed minimum crediting rate. Expected cash flows and projected account values are discounted back to the present at the current estimated market rates.

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

        The carrying values and estimated fair values for financial instruments not previously disclosed in Notes 3, 7, 8 and 10 are presented below:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                              2002                               2001
                                                ---------------------------------  ---------------------------------
                                                   CARRYING         ESTIMATED         CARRYING         ESTIMATED
                                                    VALUE          FAIR VALUE          VALUE           FAIR VALUE
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
        Consolidated AXA Financial:
          Mortgage loans on real estate........  $    3,746.2     $     4,070.1     $     4,333.3     $    4,438.7
          Other limited partnership interests..         679.0             679.0             701.9            701.9
          Policy loans.........................       4,035.6           4,728.2           4,100.7          4,476.4
          Policyholders liabilities:
            Investment contracts...............      14,555.0          15,114.9          12,256.4         12,514.0
          Long-term debt.......................       2,626.9           2,868.1           2,702.7          2,816.4

        Closed Block:
          Mortgage loans on real estate........  $    1,456.0     $     1,572.6     $     1,514.4     $    1,532.6
          Other equity investments.............          16.4              16.4              24.4             24.4
          Policy loans.........................       1,449.4           1,740.9           1,504.4          1,664.8
          SCNILC liability.....................          16.5              16.6              18.2             18.1

        Other Discontinued Operations:
          Mortgage loans on real estate........  $       87.5     $        94.7     $       160.3     $      171.6
          Other equity investments.............           9.4               9.4              22.3             22.3
          Guaranteed interest contracts........          18.3              17.0              18.8             16.1
          Long-term debt.......................         101.7             101.7             101.7            101.7

17)     COMMITMENTS AND CONTINGENT LIABILITIES

        In addition to its debt and lease commitments discussed in Notes 10 and 19, from time to time, AXA Financial has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2002, these arrangements include commitments by AXA Financial, to provide equity financing of $298.6 million to certain limited partnerships under certain conditions. Management believes AXA Financial will not incur any material losses as a result of these commitments.

        Equitable Life is the obligor under certain structured settlement agreements that it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, Equitable Life owns single premium annuities issued by previously wholly owned life insurance subsidiaries. Equitable Life has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the need for Equitable Life to satisfy those obligations is remote.

        AXA Financial had $57.3 million of letters of credit related to reinsurance of which no amounts were outstanding at December 31, 2002.

        In February 2002, Alliance signed a $125.0 million agreement with a group of commercial banks and other lenders. Under the agreement, Alliance guaranteed various obligations of SCB LLC incurred in the ordinary course of its business up to $125.0 million in the event SCB

        LLC is unable to meet these obligations. At December 31, 2002, Alliance was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

18)     LITIGATION

        A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, Equitable Variable Life Insurance Company ("EVLICO," which was merged into Equitable Life effective January 1, 1997, but whose existence continues for certain limited purposes, including the defense of litigation) and EOC, like other life and health insurers, from time to time are involved in such litigations. Among litigations against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following four paragraphs.

        In March 2000, an action entitled BRENDA MCEACHERN V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES AND GARY RAYMOND, JR. was commenced against Equitable Life and one of its agents in Circuit Court, Mobile County, Alabama, and asserts claims under state law. The action was brought by an individual who alleges that she purchased a variable annuity from Equitable Life in 1997. The action purports to be on behalf of a class consisting of all persons who from January 1, 1989 (i) purchased a variable annuity from Equitable Life to fund a qualified retirement plan, (ii) were charged allegedly unnecessary fees for tax deferral for variable annuities held in qualified retirement accounts, or (iii) were sold a variable annuity while owning a qualified retirement plan from Equitable Life. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. Plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court for the Southern District of Alabama and filed a motion to dismiss the complaint, and plaintiff filed a motion to remand the case to state court. The court has permitted limited discovery on the issue of whether the Securities Litigation Uniform Standards Act applies. In November 2001, plaintiff filed a motion for leave to join additional plaintiffs. In February 2002, the court denied the plaintiff's motion to remand and granted defendants' motion to dismiss, but permitted plaintiff until April 1, 2002 to file an amended complaint in Federal Court. In March 2002, plaintiff filed a motion to alter or amend the court's judgment. In September 2002, plaintiff filed an amended complaint in the United States District Court for the Southern District of Alabama. In the amended complaint, the original plaintiff added two new plaintiffs who are alleged to have purchased individual retirement annuities in 1998 and 1999. The amended complaint does not assert any claims against Equitable Life's agent, previously named as a defendant. Plaintiffs seek to represent a class of (i) all persons who purchased deferred variable annuities from Equitable Life in tax deferred qualified retirement plans, and (ii) all persons who were charged allegedly unnecessary mortality fees for tax deferral for variable annuities held in qualified retirement accounts. Plaintiffs assert causes of action for unjust enrichment, money had and received (a common-law cause of action similar to unjust enrichment), conversion, breach of contract, negligence, negligent and/or wanton training, negligent and/or wanton supervision, and breach of fiduciary duty. Plaintiffs seek damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In December 2002, the court granted Equitable Life's motion to dismiss the complaint, ruling that the Securities Litigation Uniform Standards Act applied. The complaint has been dismissed without prejudice.

        In October 2000, an action entitled SHAM MALHOTRA, ET AL. V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, AXA ADVISORS, LLC AND EQUITABLE DISTRIBUTORS, INC. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law ("GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York, and thereafter filed a motion to dismiss. Plaintiffs filed a motion to remand the case to state court. In September 2001, the District Court issued a decision granting defendants' motion to dismiss and denying plaintiffs' motion to remand, and judgment was entered in favor of the defendants. In October 2001, plaintiffs filed a motion seeking leave to reopen the case for the purpose of filing an amended complaint. In addition, plaintiffs filed a new complaint in the District Court, alleging a similar class and similar facts. The new complaint asserts causes of action for violations of Federal securities laws in addition to the state law causes of action asserted in the previous complaint. In January 2002, plaintiffs amended their new complaint in response to defendants' motion to dismiss and, subsequently, in March 2002, defendants filed a motion to dismiss the amended complaint.

        Between June 2000 and January 2003, 29 lawsuits were filed in the state courts of Mississippi (the "Mississippi Actions") by more than 300 plaintiffs naming as defendants Equitable Life, EVLICO, EOC and AXA Advisors and various present and former individual sales agents. The actions arise from the purchase by each of the plaintiffs of various types of life insurance policies from Equitable Life, EVLICO and/or EOC. The policies at issue include term, variable and whole life policies purchased as early as 1954. The actions allege misrepresentations in connection with the sale of life insurance policies including that the defendants misrepresented the stated number of years that premiums would need to be paid. Plaintiffs assert claims for breach of contract, fraud, fraudulent inducement, misrepresentation, conspiracy, negligent supervision and other tort claims. Plaintiffs seek unspecified compensatory and punitive damages. The parties are engaged in various stages of discovery in many of the pending actions. In March 2002, the Circuit Court of Sunflower County, in one of the lawsuits, granted Equitable Life's motion, joined by the agent defendant, to dismiss that action with prejudice; plaintiffs' appeal to the Supreme Court of Mississippi has been fully briefed. The lawsuit involving 79 plaintiffs has been removed from state court to the United States District Court for the Northern District of Mississippi. Motions to remand are pending in several other cases.

        In six of the Mississippi Actions, between May 2002 and January 2003 three former sales agents and one retired sales agent of Equitable Life named as defendants have asserted cross-claims against Equitable Life seeking indemnification, as well as compensatory and punitive damages for, among other things, alleged injury to their reputations. Equitable Life filed motions to dismiss those cross-claims and in the Federal district courts in Mississippi, is seeking to compel arbitration of the cross-claims. In January 2003, the United States District Court for the Southern District of Mississippi granted Equitable Life's petition to compel arbitration of the cross-claims asserted by a former agent in two of the Mississippi Actions and also granted Equitable Life's motion to enjoin prosecution of those cases in state court.

        In October 2000, an action entitled AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP V. AXA CLIENT SOLUTIONS, LLC; THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES; AND AXA FINANCIAL, INC. was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants (i) in connection with certain annuities issued by Equitable Life breached an agreement with the plaintiffs involving the execution of mutual fund transfers, and (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek substantial lost profits and injunctive relief, punitive damages and attorneys' fees. Plaintiffs also seek return of the withdrawal charges. In February 2001, the District Court granted in part and denied in part defendants' motion to dismiss the complaint. In March 2001, plaintiffs filed an amended complaint. The District Court granted defendants' motion to dismiss AXA Client Solutions and the Holding Company from the amended complaint, and dismissed the conversion claims in June 2001. The District Court denied defendants' motion to dismiss the remaining claims. Equitable Life has answered the amended complaint. While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the consolidated financial position and results of operations of AXA Financial, management believes that the ultimate resolution of this litigation should not have a material adverse on AXA Financial's consolidated financial position.

        After the District Court denied defendants' motion to assert certain defenses and counterclaims in AMERICAN NATIONAL BANK, Equitable Life commenced an action, in December 2001, entitled THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in the United States District Court for the Northern District of Illinois. The complaint arises out of the same facts and circumstances as described in American National Bank. Equitable Life's complaint alleges common law fraud and equitable rescission in connection with certain annuities issued by Equitable Life. Equitable Life seeks unspecified money damages, rescission, punitive damages and attorneys' fees. In March 2002, defendants filed an answer to Equitable Life's complaint and asserted counterclaims. Defendants' counterclaims allege common law fraud, violations of the Federal and Illinois Securities Acts and violations of the Illinois and New York Consumer Fraud Acts. Defendants seek unspecified money damages, punitive damages and attorneys' fees. In May 2002, the District Court granted in part and denied in part Equitable Life's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. Equitable Life has answered defendants' remaining counterclaims.

        In November 1997, an amended complaint was filed in PETER FISCHEL, ET AL. V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. In March 1999, the United States District Court for the Northern District of California entered an order certifying a class consisting of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs challenged the District Court's subject matter jurisdiction over the health benefit claims. In May 2001, plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. In September 2001, Equitable Life filed a motion for summary judgment on all of plaintiffs' claims, and plaintiffs filed a motion for partial summary judgment on all claims except their claim for breach of fiduciary duty. In May 2002, the District Court issued an order granting plaintiffs' motion for partial summary judgment, granting Equitable Life's motion for summary judgment on plaintiffs' claim for breach of fiduciary duty and otherwise denying Equitable Life's motion for summary judgment. The court ruled that Equitable Life is liable to plaintiffs on their contract claims for subsidized benefits under ERISA. The court has deferred addressing the relief to which plaintiffs are entitled in light of the May 2002 order. A decision was rendered in October 2002 on the appeal by plaintiffs concerning the award of legal fees to plaintiffs' counsel for the previously settled claim not involving health benefits. The Court of Appeals denied plaintiffs' challenge to the District Court's subject matter jurisdiction over the settled claim, affirmed the method that the District Court used to calculate the award of legal fees to plaintiffs' counsel and remanded for further consideration of the fee award.

        A putative class action entitled STEFANIE HIRT, ET AL. V. THE EQUITABLE RETIREMENT PLAN FOR EMPLOYEES, MANAGERS AND AGENTS, ET AL. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." The complaint challenges the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs allege that the change to the cash balance formula violates ERISA by reducing the rate of accruals based on age, failing to comply with ERISA's notice requirements and improperly applying the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violates ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. Defendants answered the complaint in October 2001. In April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed. The parties have agreed on class certification and in October 2002, the court accepted the recommendation of a special master to certify a plaintiff class.

        Three previously disclosed lawsuits, FRANK FRANZE JR. AND GEORGE BUSHER, INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, AND EQUITABLE VARIABLE LIFE INSURANCE COMPANY, RAYMOND PATENAUDE V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, AXA ADVISORS, LLC AND EQUITABLE DISTRIBUTORS, INC. and SIAMAC SEDIGHIM V. DONALDSON LUFKIN & JENRETTE, Inc., ET AL. have been dismissed with prejudice. In addition, in three previously disclosed actions, R.S.M. Inc., et al. v. Alliance Capital Management L.P., et al., IN RE AXA FINANCIAL, INC. SHAREHOLDERS LITIGATION and DAVID UHRIK V. CREDIT SUISSE FIRST BOSTON (USA), INC., ET AL., the parties have agreed to settle and the actions have been dismissed.

        Although the outcome of litigation generally cannot be predicted with certainty, AXA Financial's management believes that, subject to the foregoing, (i) the settlement of the R.S.M., In re AXA Financial, Inc. Shareholders Litigation and the Uhrik litigations will not have a material adverse effect on the consolidated financial position or results of operations of AXA Financial and (ii) the ultimate resolution of the other litigations described above should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

        In April 2001, an amended class action complaint entitled MILLER, ET AL.
        V. MITCHELL HUTCHINS ASSET MANAGEMENT, INC., ET AL. ("Miller Complaint"), was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. ("AFD"), a wholly owned subsidiary of Alliance, and other defendants alleging violations of the Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund ("Premier Growth Fund"), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund and Alliance Disciplined Value Fund. The Miller Complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance. In March 2002, the court issued an order granting defendants' joint motion to dismiss the Miller Complaint. The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order. In April 2002, plaintiffs filed a second amended complaint. The allegations and relief sought in the second amended complaint are virtually identical to the Miller Complaint. In May 2002, defendants filed a motion to dismiss the amended complaint. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

        In December 2001 a complaint entitled BENAK V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER GROWTH FUND ("Benak Complaint") was filed in Federal District Court in the District of New Jersey against Alliance and Alliance Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance served as a director of Enron Corp. ("Enron") when Premier Growth Fund purchased shares of Enron and as a consequence thereof, the investment advisory fees paid to Alliance by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of fees paid by Premier Growth Fund to Alliance. Subsequently, between December 2001 and July 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital Management L.P. and Alliance Premier Growth Fund. All of those actions were consolidated in Federal District Court in the District of New Jersey. In January 2003, a consolidated amended complaint entitled BENAK
        V. ALLIANCE CAPITAL MANAGEMENT L.P. was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA. While the Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name the Premier Growth Fund as a defendant. Alliance believes the plaintiffs' allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations. At the present time Alliance's management is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of these actions may have on its consolidated results of operations or financial position.

        In April 2002, a consolidated complaint entitled In re Enron Corporation Securities Litigation ("Enron Complaint") was filed in Federal District Court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the Enron Complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Senior Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the General Partner of Alliance, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that "[n] on allegations of fraud are made against or directed at" Alliance. In June 2002, Alliance moved to dismiss the complaint as the allegations therein pertain to it. That motion is pending. Alliance believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

        In May, 2002, a complaint entitled THE FLORIDA STATE BOARD OF ADMINISTRATION V. ALLIANCE CAPITAL MANAGEMENT L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. In June 2002, Alliance moved to dismiss the SBA Complaint; in September 2002, the court denied Alliance's motion to dismiss the SBA Complaint in its entirety, and the case is currently in discovery. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. At the present time, Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

        In September 2002, a complaint entitled LAWRENCE E. JAFFE PENSION PLAN, LAWRENCE E. JAFFE TRUSTEE U/A 1198 V. ALLIANCE CAPITAL MANAGEMENT L.P., ALFRED HARRISON AND ALLIANCE PREMIER GROWTH FUND, INC. ("Jaffe Complaint") was filed in Federal District Court in the Southern District of New York against Alliance, Alfred Harrison and Premier Growth Fund alleging violation of the ICA. The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance beginning November 1, 2000. In November 2002, Alliance filed a motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there. Alliance's time to move, answer or otherwise respond to the Jaffe Complaint is stayed pending a decision on the motion to transfer. Alliance and Alfred Harrison believe that plaintiff's allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on its results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

        In December 2002, a complaint entitled PATRICK J. GOGGINS ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("Goggins Complaint") was filed in Federal District Court in the Southern District of New York against Alliance, Premier Growth Fund and individual directors and certain officers of the Fund. The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund's registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to Premier Growth Fund's investments, including Premier Growth Fund's investments in Enron Corp. securities. Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages. Alliance's time to move, answer or otherwise respond to the Goggins Complaint is currently stayed. Alliance, Premier Growth Fund and the other defendants believe the plaintiffs' allegations in the Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

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

19)     LEASES

        AXA Financial has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable operating leases for 2003 and the four successive years are $123.6 million, $127.9 million, $117.5 million, $99.9 million, $91.8 million and $848.4 million thereafter. Minimum future sublease rental income on these noncancelable operating leases for 2003 and the four successive years is $5.6 million, $5.6 million, $5.4 million, $2.2 million, $2.2 million and $18.1 million thereafter.

        At December 31, 2002, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2003 and the four successive years is $81.7 million, $78.8 million, $75.9 million, $75.2 million, $67.6 million and $535.8 million thereafter.

        AXA Financial has entered into capital leases for certain information technology equipment. Future minimum payments under noncancelable capital leases for 2003 and the two successive years are $4.4 million, $2.8 million, and $.9 million.


20)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent; pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit Equitable Life to pay shareholder dividends not greater than $408.9 million during 2003. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2002, 2001 and 2000, the Insurance Group statutory net income totaled $451.6 million, $547.7 million and $1,068.6 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $4,281.0 million and $6,100.4 million at December 31, 2002 and 2001, respectively. In 2002, 2001 and 2000, respectively, $500.0 million, $1.7 billion and $250.0 million in shareholder dividends were paid by Equitable Life.

        At December 31, 2002, the Insurance Group, in accordance with various government and state regulations, had $23.3 million of securities deposited with such government or state agencies.

        In 1998, the NAIC approved a codification of statutory accounting practices ("Codification"), which provides regulators and insurers with uniform statutory guidance, addresses areas where statutory accounting previously was silent and changes certain existing statutory positions. Equitable Life and Equitable of Colorado became subject to Codification rules for all state filings upon adoption of Codification by the respective states.

        On December 27, 2000, an emergency rule was issued by the New York Insurance Department (NYID), which adopted Codification in New York effective on January 1, 2001 except where the guidance conflicted with New York Law. Differences in the New York regulation adopted in 2000 from Codification were in accounting for deferred taxes and goodwill, which are required to be disclosed in the notes to the Annual Statement, as well as the Annual Audited Report. On September 24, 2002 the bill authorizing the admissibility of deferred taxes by New York insurers was signed into law and was effective as of January 1, 2002. The impact of adopting the accounting for deferred taxes at January 1,2002 was a $363.6 million decrease to surplus.

        The implementation of Codification in 2001 resulted in a $1,630.9 million increase to surplus and capital stock, principally due to the $1,660.8 million valuation adjustment related to Alliance.

        The application of the Codification rules as adopted by the State of Colorado had no significant effect on Equitable Life or Equitable of Colorado.

        At December 31, 2002 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York and those prescribed in the January 1, 2001 NAIC Accounting Practices and Procedures manual.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholders' equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured
        (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance and Alliance Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; and (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP.

        The following reconciles the Insurance Group's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with net earnings and equity on a GAAP basis.

                                                                  2002               2001                2000
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Net change in statutory surplus and
          capital stock....................................  $    (1,354.7)      $      104.1       $    1,321.4
        Change in AVR......................................         (464.7)            (230.2)            (665.5)
                                                            -----------------   ----------------   -----------------
        Net change in statutory surplus, capital stock
          and AVR..........................................       (1,819.4)            (126.1)             655.9
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................          255.2              270.8              254.5
          DAC..............................................          458.1              458.5              469.1
          Deferred Federal income taxes....................         (634.6)            (354.8)            (127.3)
          Valuation of investments.........................          (74.8)              67.9             (134.8)
          Valuation of investment subsidiary...............        1,399.4           (1,507.9)             (29.2)
          Change in fair value of guaranteed minimum
            income benefit reinsurance contracts...........          120.0                -                  -
          Shareholder dividends paid......................           500.0            1,700.0              250.0
          Changes in non-admitted assets...................          384.2              138.3               73.8
          Stock option expense related to AXA's minority
            interest acquisition...........................            -                  -               (493.9)
          Other, net.......................................          (23.7)               5.4              383.1
          GAAP adjustments for Other Discontinued
            Operations.....................................           23.0               (5.1)              54.3
                                                            -----------------   ----------------   -----------------
        Net Earnings of the Insurance Group................  $       587.4       $      647.0       $    1,355.5
                                                            =================   ================   =================

                                                                                  DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2002               2001                2000
                                                            -----------------   ----------------   ------------------
                                                                                 (IN MILLIONS)
        Statutory surplus and capital stock................  $     4,091.3       $    5,446.0       $    5,341.9
        AVR................................................          189.7              654.4              884.6
                                                            -----------------   ----------------   ------------------
        Statutory surplus, capital stock and AVR...........        4,281.0            6,100.4            6,226.5
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................       (1,237.6)          (1,492.8)          (1,763.6)
          DAC..............................................        5,801.0            5,513.7            5,128.8
          Deferred Federal income taxes....................       (1,835.8)          (1,252.2)            (640.7)
          Valuation of investments.........................        1,629.6              635.9              140.2
          Valuation of investment subsidiary...............       (1,191.4)          (2,590.8)          (1,082.9)
          Change in fair value of guaranteed minimum
            income benefit reinsurance contracts...........          120.0                -                  -
          Non-admitted assets..............................        1,162.3              778.1              639.8
          Issuance of surplus notes........................         (599.6)            (539.4)            (539.1)
          Other, net.......................................          157.2              536.6              500.6
          GAAP adjustments for Other Discontinued
            Operations.....................................         (108.7)            (123.8)            (164.3)
                                                            -----------------   ----------------   ------------------
        Equity of the Insurance Group......................  $     8,178.0       $    7,565.7       $    8,445.3
                                                            =================   ================   ==================

21)     BUSINESS SEGMENT INFORMATION

        AXA Financial's operations consist of the Financial Advisory/Insurance and Investment Management segments. AXA Financial's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

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

        Intersegment investment advisory and other fees of approximately $102.2 million, $116.6 million and $153.6 million for 2002, 2001 and 2000, respectively, are included in total revenues of the Investment Management segment.

        The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                  2002               2001               2000
                                                            -----------------   ----------------  ------------------
                                                                                 (IN MILLIONS)
       Segment revenues:
       Financial Advisory/Insurance.......................   $    4,857.1        $    4,912.4      $    4,754.1
       Investment Management..............................        2,744.4             3,000.3           2,523.6
       Consolidation/elimination..........................          (76.2)              (90.0)           (120.4)
                                                            -----------------   ----------------  ------------------
       Total Revenues.....................................   $    7,525.3        $    7,822.7      $    7,157.3
                                                            =================   ================  ==================

       Segment earnings (loss) from continuing
          operations before Federal income taxes
          and minority interest:
       Financial Advisory/Insurance.......................   $      327.6        $      401.5      $     (642.4)
       Investment Management..............................          522.1               492.7             542.8
                                                            -----------------   ----------------  ------------------
       Total Earnings (Loss) from Continuing
          Operations before Federal Income Taxes
          and Minority Interest...........................   $      849.7        $      894.2      $      (99.6)
                                                            =================   ================  ==================

                                                                                 DECEMBER 31,
                                                            --------------------------------------------------------
                                                                  2002               2001               2000
                                                            -----------------   ----------------  ------------------
                                                                                 (IN MILLIONS)
       Assets:
       Financial Advisory/Insurance.......................   $    81,036.0       $    84,955.2     $    91,685.0
       Investment Management..............................        14,467.9            16,031.3          17,672.3
       Consolidation/elimination..........................            44.0               (74.1)            (96.5)
                                                            -----------------   ----------------  ------------------
       Total Assets.......................................   $    95,547.9       $   100,912.4     $   109,260.8
                                                            =================   ================  ==================

22)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2002 and 2001 are summarized below:

                                                                      THREE MONTHS ENDED
                                            ------------------------------------------------------------------------
                                               MARCH 31          JUNE 30         SEPTEMBER 30        DECEMBER 31
                                            ---------------   ---------------   ----------------   -----------------
                                                                         (IN MILLIONS)
        2002
        Total Revenues...................    $    1,926.2      $   2,133.5       $    1,904.3       $    1,561.3
                                            ===============   ===============   ================   =================
        Earnings (Loss) from Continuing
          Operations.....................    $      127.6      $     204.0       $      262.6       $      (38.1)
                                            ===============   ===============   ================   =================
        Net Earnings (Loss)..............    $       95.4      $     202.6       $      282.0       $      (51.4)
                                            ===============   ===============   ================   =================
        2001
        Total Revenues...................    $    2,078.3      $   1,942.1       $    1,835.6       $    1,966.7
                                            ===============   ===============   ================   =================
        Earnings from Continuing
          Operations.....................    $      195.9      $      72.1       $       51.9       $       64.5
                                            ===============   ===============   ================   =================

        Net Earnings.....................    $      202.4      $      70.3       $       51.4       $      100.7
                                            ===============   ===============   ================   =================

        The quarterly results of operations for the first three quarters of 2002 have been restated to reflect the accounting change adopted in the fourth quarter of 2002 as of January 1, 2002 for liabilities associated with variable annuity contracts that contain GMDB and GMIB features, as follows:

                                                                                THREE MONTHS ENDED
                                                            ------------------------------------------------------------
                                                                MARCH 31            JUNE 30           SEPTEMBER 30
                                                            -----------------   ----------------  ----------------------
                                                                                   (IN MILLIONS)
       Earnings from continuing operations, as
         previously reported..............................   $      125.5        $      283.9      $      341.4
       Adjustment to reflect adoption of accounting
         change as of January 1, 2002.....................            2.1               (79.9)            (78.8)
                                                            -----------------   ----------------  ----------------------
       Earnings from Continuing
          Operations, as Restated.........................   $      127.6        $      204.0      $      262.6
                                                            =================   ================  ======================

       Net earnings, as previously reported...............   $      126.5        $      282.5      $      360.8
       Adjustment to reflect adoption of accounting
         change as of January 1, 2002.....................          (31.1)              (79.9)            (78.8)
                                                            -----------------   ----------------  ----------------------
       Net Earnings, as Restated..........................   $       95.4        $      202.6      $      282.0
                                                            =================   ================  ======================


23)     PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        Assuming the Bernstein acquisition had occurred on January 1, 2000, revenues for AXA Financial would have been $6.72 billion for 2000 on a pro forma basis. The impact of the acquisition on net earnings on a pro forma basis would not have been material.

        This pro forma financial information does not necessarily reflect the results of operations that would have resulted had the Bernstein acquisition actually occurred on January 1, 2000, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
AXA Financial, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2003 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(A)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
New York, New York

February 4, 2003

                               AXA FINANCIAL, INC.
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002

                                                                               ESTIMATED           CARRYING
TYPE OF INVESTMENT                                          COST (A)           FAIR VALUE           VALUE
                                                         ----------------   -----------------  -----------------
                                                                             (IN MILLIONS)
Fixed maturities:
   U.S. government, agencies and authorities...........   $      895.5       $       979.6      $       979.6
   State, municipalities and political subdivisions....          197.6               215.5              215.5
   Foreign governments.................................          231.8               268.4              268.4
   Public utilities....................................        2,579.8             2,704.6            2,704.6
   All other corporate bonds...........................       19,977.0            21,177.5           21,177.5
   Redeemable preferred stocks.........................          923.7               991.0              991.0
                                                         ----------------   -----------------  -----------------
   Total fixed maturities..............................       24,805.4            26,336.6           26,336.6
                                                         ----------------   -----------------  -----------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............           76.7                72.4               72.4
Mortgage loans on real estate..........................        3,746.2             4,070.1            3,746.2
Real estate............................................          334.0               XXX                334.0
Real estate acquired in satisfaction of debt...........          268.8               XXX                268.8
Real estate joint ventures.............................          114.5               XXX                114.5
Policy loans...........................................        4,035.6             4,728.2            4,035.6
Other limited partnership interests....................          679.0               679.0              679.0
Other invested assets..................................        1,331.6             1,331.6            1,331.6
                                                         ----------------   -----------------  -----------------

Total Investments......................................   $   35,391.8       $    37,217.9      $    36,918.7
                                                         ================   =================  =================

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2002 AND 2001

                                                                             2002                  2001
                                                                        -----------------     ----------------
                                                                                   (IN MILLIONS)
ASSETS
Investment in consolidated subsidiaries................................  $      8,627.9       $      7,983.2
Fixed maturities available for sale, at estimated fair value
    (amortized costs, $43.3 and $79.5).................................            47.3                 81.0
Other invested assets..................................................            33.6                 11.7
                                                                        -----------------     ----------------
      Total investments................................................         8,708.8              8,075.9
Cash and cash equivalents..............................................           144.3                136.8
Loans to affiliates....................................................             6.9                  9.9
Intangible assets, net.................................................           564.1                558.2
Federal income taxes receivable........................................           185.7                362.4
Other assets...........................................................           464.3                421.5
                                                                        -----------------     ----------------
TOTAL ASSETS...........................................................  $     10,074.1       $      9,564.7
                                                                        =================     ================
LIABILITIES
Short-term and long-term debt..........................................  $      1,451.0       $      1,506.6
Liability for employee benefit plans...................................           916.6                905.6
Accrued liabilities....................................................           213.4                327.9
                                                                        -----------------     ----------------
      Total liabilities................................................         2,581.0              2,740.1
                                                                        -----------------     ----------------
SHAREHOLDERS' EQUITY
Common stock, at par value.............................................             3.9                  3.9
Capital in excess of par value.........................................         1,028.6              1,016.7
Retained earnings......................................................         5,805.5              5,601.9
Accumulated other comprehensive income.................................           655.1                202.1
                                                                        -----------------     ----------------
      Total shareholders' equity.......................................         7,493.1              6,824.6
                                                                        -----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $     10,074.1       $      9,564.7
                                                                        =================     ================

The financial information of AXA Financial, Inc. (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock, see Note 12 of Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                2002                2001               2000
                                                          -----------------   -----------------   ---------------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Equity in earnings (loss) from continuing operations
   of consolidated subsidiaries before cumulative
   effect of accounting change...........................  $       663.7       $      546.9       $      (195.7)
Net investment income (loss).............................           24.2               20.0               (76.4)
Investment (losses) gains, net...........................           (9.1)               (.8)               78.8
                                                          -----------------   -----------------  -----------------
      Total revenues.....................................          678.8              566.1              (193.3)
                                                          -----------------   -----------------  -----------------

EXPENSES
Interest expense.........................................          121.1              132.4               135.6
Expenses related to AXA's minority interest acquisition..            -                  -                  48.7
Amortization of goodwill and intangible assets...........            3.1               27.9                14.2
General and administrative expenses......................           23.7               42.7                29.1
                                                          -----------------   -----------------  -----------------
      Total expenses.....................................          147.9              203.0               227.6
                                                          -----------------   -----------------  -----------------

Earnings (loss) from continuing operations before
   Federal income taxes .................................          530.9              363.1              (420.9)
Federal income tax benefit...............................           25.2               21.3                83.6
                                                          -----------------   -----------------  -----------------

Earnings (loss) from continuing operations...............          556.1              384.4              (337.3)
Earnings from discontinued operations, net of
   Federal income taxes:
    Investment Banking and Brokerage segment.............            -                  -                 376.2
    Other................................................            5.6               43.9                58.6
Gain on disposal of the discontinued Investment
   Banking and Brokerage segment.........................            -                  -               2,317.9
Cumulative effect of accounting changes, net of
   Federal income taxes..................................          (33.1)              (3.5)                -
                                                          -----------------   -----------------  -----------------
Net Earnings.............................................  $       528.6       $      424.8       $     2,415.4
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002                2001               2000
                                                          -----------------   -----------------   ---------------
                                                                          (DOLLARS IN MILLIONS)
Net earnings.............................................  $       528.6      $       424.8       $     2,415.4
Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
     Equity in net earnings of subsidiaries..............         (636.2)            (587.3)             (239.1)
     Gain on disposal of the discontinued Investment
       Banking and Brokerage segment.....................            -                  -              (2,317.9)
     Dividends from subsidiaries.........................          584.8            1,802.4               288.5
     Investment losses (gains), net......................            9.1                 .8               (78.8)
     Change in accrued liability for AXA minority
       interest acquisition..............................            -               (349.9)              349.9
     Change in Federal income tax receivable.............          174.7           (1,028.1)             (215.5)
     Other...............................................         (170.0)              33.0               (90.0)
                                                          -----------------   -----------------  -----------------

Net cash provided by operating activities................          491.0              295.7               112.5
                                                          -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments..............................            8.4               24.0                47.1
  Sales..................................................            1.0                 .1             2,048.4
  Proceeds from sale of equity investee..................            -                  -               1,880.5
  Loans to affiliates....................................            3.0                -              (3,000.0)
  Purchase of Alliance Units.............................           (1.3)               -              (1,600.0)
  Other purchases........................................           (1.0)               -                 (11.0)
  Net change in short-term investments...................           (2.4)              16.1               (14.1)
  Contribution to subsidiaries...........................         (119.8)               -                   -
  Other..................................................            5.8               (5.2)              (10.1)
                                                              -------------      --------------      -------------

Net cash (used) provided by investing activities.........         (106.3)              35.0              (659.2)
                                                          -----------------   -----------------  -----------------

Cash flows from financing activities:
  Additions to long-term debt............................            -                  -                 476.2
  Repayment of long-term debt............................          (56.2)             (46.0)                -
  (Decrease) increase in short-term debt.................            (.6)            (250.3)              230.6
  Dividends paid to shareholders.........................         (325.0)            (200.0)              (43.4)
  Proceeds from issuance of common stock.................            -                  -                 176.0
  Purchase of treasury stock.............................            -                  -                (138.7)
  Other..................................................            4.6                9.7                 -
                                                          -----------------   -----------------  -----------------
Net cash (used) provided by financing activities.........         (377.2)            (486.6)              700.7
                                                          -----------------   -----------------  -----------------

Change in cash and cash equivalents......................            7.5             (155.9)              154.0
Cash and cash equivalents, beginning of year.............          136.8              292.7               138.7
                                                          -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year...................  $       144.3      $       136.8       $       292.7
                                                          =================   =================  =================

Supplemental cash flow information
  Interest Paid..........................................  $       114.7      $       125.0       $       118.2
                                                          =================   =================  =================
  Income Taxes (Refunded) Paid...........................  $      (144.0)     $       938.3       $       294.3
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                     FUTURE POLICY     POLICY                               AMORTIZATION
                          DEFERRED                      BENEFITS      CHARGES      (1)      POLICYHOLDERS'  OF DEFERRED       (2)
                           POLICY     POLICYHOLDERS'   AND OTHER        AND        NET       BENEFITS AND      POLICY        OTHER
                        ACQUISITION      ACCOUNT     POLICYHOLDERS'   PREMIUM   INVESTMENT    INTEREST      ACQUISITION    OPERATING
        SEGMENT            COSTS         BALANCE         FUNDS        REVENUE     INCOME      CREDITED          COST        EXPENSE
---------------------- ------------- -------------- ---------------- ---------  -----------  -------------- -------------- ---------
                                                                  (IN MILLIONS)
Financial Advisory/
  Insurance...........  $  5,801.0     $ 23,037.5      $  13,975.7   $ 2,260.7   $ 2,351.2     $  3,006.5     $   296.7    $1,226.3
Investment
   Management.........           -              -                -           -        19.4              -             -     2,222.3
Consolidation/
  Elimination.........           -              -                -           -        23.1              -             -       (76.2)
                        ----------     ----------      -----------   ---------   ---------     ----------     ---------    --------
Total.................  $  5,801.0     $ 23,037.5      $  13,975.7   $ 2,260.7   $ 2,393.7     $  3,006.5     $   296.7    $3,372.4
                        ==========     ==========      ===========   =========   =========     ==========     =========    ========

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2001


                                                   FUTURE POLICY     POLICY                               AMORTIZATION
                        DEFERRED                      BENEFITS      CHARGES      (1)      POLICYHOLDERS'  OF DEFERRED       (2)
                         POLICY     POLICYHOLDERS'   AND OTHER        AND        NET       BENEFITS AND      POLICY        OTHER
                      ACQUISITION      ACCOUNT     POLICYHOLDERS'   PREMIUM   INVESTMENT    INTEREST      ACQUISITION    OPERATING
        SEGMENT          COSTS         BALANCE         FUNDS        REVENUE     INCOME      CREDITED          COST        EXPENSE
-------------------- ------------- -------------- ----------------  --------  ----------- -------------   -------------  ---------
                                                                  (IN MILLIONS)
Financial Advisory/
  Insurance..........   $  5,513.7   $ 20,939.1      $  13,542.7   $ 2,362.2  $  2,349.8   $  2,868.6      $   287.9     $ 1,354.4
Investment
   Management........            -            -                -           -        46.6            -              -       2,507.6
Consolidation/
  Elimination........            -            -                -           -        26.7            -              -         (90.0)
                        ----------   ----------      -----------   ---------  ----------   ----------      ---------     ---------
Total................   $  5,513.7   $ 20,939.1      $  13,542.7   $ 2,362.2  $  2,423.1   $  2,868.6      $   287.9     $ 3,772.0
                        ==========   ==========      ===========   =========  ==========   ==========      =========     =========

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                              POLICY                                            AMORTIZATION
                                             CHARGES           (1)        POLICYHOLDERS'        OF DEFERRED           (2)
                                               AND             NET         BENEFITS AND            POLICY            OTHER
                                             PREMIUM        INVESTMENT       INTEREST           ACQUISITION        OPERATING
SEGMENT                                      REVENUE          INCOME         CREDITED               COST            EXPENSE
---------------------------------------   --------------- --------------- ----------------   -----------------   ----------------
                                                                (IN MILLIONS)
Financial Advisory/Insurance...........    $     2,588.3   $    2,585.3    $    3,108.8      $       309.0       $     1,978.6
Investment Management..................              -             58.3             -                   -              1,980.8
Consolidation/Elimination..............              -             24.6             -                   -               (120.3)
                                          --------------- --------------- ----------------   ------------------ ----------------
Total..................................    $     2,588.3   $    2,668.2    $    3,108.8       $       309.0      $     3,839.1
                                          =============== =============== ================   =================  ================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                         ASSUMED                            PERCENTAGE
                                                     CEDED TO              FROM                             OF AMOUNT
                                   GROSS               OTHER              OTHER              NET             ASSUMED
                                   AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                (DOLLARS IN MILLIONS)
2002
Life Insurance In-force......  $    264,465.6      $   89,413.1       $   42,228.6       $  217,281.1          19.44%
                              =================   ================   =================  ===============
Premiums:
   Life insurance and
     annuities...............  $        803.3      $       86.8       $      145.7       $       862.2         16.90%
   Accident and health.......           151.3             104.0               35.7                83.0         43.01%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        954.6      $      190.8       $      181.4       $       945.2         19.19%
                              =================   ================   =================  ===============

2001
Life Insurance In-force......  $    263,375.6      $   75,190.5       $   42,640.4       $   230,825.5         18.47%
                              =================   ================   =================  ===============

Premiums:
   Life insurance and
     annuities...............  $        830.2      $       63.6       $      138.5       $       905.1         15.30%
   Accident and health.......           159.8             109.5               64.5               114.8         56.18%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        990.0      $      173.1       $      203.0       $     1,019.9         19.90%
                              =================   ================   =================  ===============

2000
Life Insurance In-force......  $    260,762.0      $   54,418.0       $   42,588.0       $   248,932.0         17.11%
                              =================   ================   =================  ===============

Premiums:
   Life insurance and
     annuities...............  $        939.2      $       52.6       $      130.8       $     1,017.4         12.86%
   Accident and health.......           164.6              70.4               63.4               157.6         40.23%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $      1,103.8      $      123.0       $      194.2       $     1,175.0         16.53%
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

                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


             Omitted pursuant to General Instruction I to Form 10-K.

                                      13-1

PART III, ITEM 14.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of December 31, 2002. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. There have been no significant changes in AXA Financial's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


                                      14-1

PART IV, ITEM 15.

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

    3. Exhibits:

       The exhibits are listed in the Index to Exhibits that begins on page E-1.

(B) Reports on Form 8-K

    1. On August 14, 2002, the Holding Company furnished a current report on Form 8-K relating to the certifications made by its Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

    2. On September 4, 2002, the Holding Company furnished a current report on Form 8-K relating to a discussion of DAC amortization by Vice Chairman of the Board and Chief Financial Officer, Stanley B. Tulin, to security analysts on September 3, 2002.

    3. On November 13, 2002, the Holding Company furnished a current report on Form 8-K relating to the certifications made by its Chief Executive Officer and Chief Financial Officer as required by Section 906 and
        Section 302 of the Sarbanes-Oxley Act of 2002.

    4. On November 15, 2002, the Holding Company furnished a current report on Form 8-K relating to a discussion on GMDB features of certain of the Insurance Group's variable annuity products by Vice Chairman of the Board and Chief Financial Officer, Stanley B. Tulin, to security analysts on November 14, 2002.

    5. On February 27, 2003, the Holding Company furnished a current report on Form 8-K relating to a discussion on DAC amortization and GMDB and GMIB reserves by Vice Chairman of the Board and Chief Financial Officer, Stanley B. Tulin, to security analysts on February 27, 2003.


                                      15-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 20, 2003   AXA FINANCIAL, INC.


                       By:      /s/ Christopher M. Condron
                                -----------------------------------------------
                       Name:    Christopher M. Condron
                                President and Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                              Chairman of the Board, Director                 March   , 2003
--------------------------------------------
Henri de Castries

/s/ Christopher M. Condron                    President and Chief Executive Officer,          March 20, 2003
--------------------------------------------  Director
Christopher M. Condron

/s/ Stanley B. Tulin                          Vice Chairman of the Board and                  March 20, 2003
--------------------------------------------  Chief Financial Officer
Stanley B. Tulin

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 20, 2003
--------------------------------------------
Alvin H. Fenichel

                                              Director                                        March   , 2003
--------------------------------------------
Claude Bebear

                                              Director                                        March   , 2003
--------------------------------------------
Bruce W. Calvert

                                              Director                                        March   , 2003
--------------------------------------------
John S. Chalsty

/s/ Francoise Colloc'h                        Director                                        March 20, 2003
--------------------------------------------
Francoise Colloc'h

/s/ Claus-Michael Dill                        Director                                        March 20, 2003
--------------------------------------------
Claus-Michael Dill

/s/ Joseph L. Dionne                          Director                                        March 20, 2003
--------------------------------------------
Joseph L. Dionne

                                              Director                                        March   , 2003
--------------------------------------------
Jean-Rene Fourtou

/s/ John C. Graves                            Director                                        March 20, 2003
--------------------------------------------
John C. Graves

/s/ Donald J. Greene                          Director                                        March 20, 2003
--------------------------------------------
Donald J. Greene

/s/ Anthony J. Hamilton                       Director                                        March 20, 2003
-------------------------------------------
Anthony J. Hamilton

/s/ Nina Henderson                            Director                                        March 20, 2003
-------------------------------------------
Nina Henderson

/s/ James F. Higgins                          Director                                        March 20, 2003
-------------------------------------------
James F. Higgins

/s/ W. Edwin Jarmain                          Director                                        March 20, 2003
-------------------------------------------
W. Edwin Jarmain

/s/ Christina Johnson                         Director                                        March 20, 2003
-------------------------------------------
Christina Johnson

/s/ Scott D. Miller                           Director                                        March 20, 2003
-------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 20, 2003
-------------------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                            Director                                        March 20, 2003
-------------------------------------------
Peter J. Tobin

                                 CERTIFICATIONS



I, Christopher M. Condron, President and Chief Executive Officer of AXA Financial, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of AXA Financial, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003               /s/ Christopher M. Condron
                                    ------------------------------------------
                                        Christopher M. Condron
                                        President and Chief Executive Officer

I, Stanley B. Tulin, Vice Chairman of the Board and Chief Financial Officer of AXA Financial, Inc., certify that:

1) I have reviewed this annual report on Form 10-K of AXA Financial, Inc. (the "Registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                     /s/ Stanley B. Tulin
                                     -----------------------------------------
                                         Stanley B. Tulin
                                         Vice Chairman of the Board and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                                                    Tag
  Number                       Description                                   Method of Filing                      Value
------------   --------------------------------------------   ------------------------------------------------   ----------
    2.1        Purchase Agreement dated April 10, 1997,         Filed as Exhibit 2 to the registrant's Form
               between Equitable Life and Lend Lease            10-Q for the quarter ended March 31, 1997
               Corporation Limited                              and incorporated herein by reference

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

    2.4        Financing Agreement dated as of June 20,         Filed as Exhibit 10.19 to Alliance's
               2000 between the Holding Company and Alliance    annual report on Form 10-K for
                                                                the year ended December 31, 2000
                                                                and incorporated herein by reference

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

    2.7        Letter Agreement dated as of October 6,          Filed as Exhibit 2.2 to the registrant's Current
               2000 to the Stock Purchase Agreement             Report on Form 8-K dated November 14, 2000
               among CSG, AXA, Equitable Life, AXA              and incorporated herein by reference
               Participations Beligium and the Holding
               Company

    2.8        Agreement and Plan of Merger dated as of         Filed as Exhibit 2.1 to AXA's Form F-4
               October 17, 2000 among AXA, AXA                  Registration Statement (No. 333-50438),
               Merger Corp. and the Holding Company             included as Annex A thereto, dated November
                                                                21, 2000 and incorporated herein by reference

    2.9        Certificate of Merger of AXA Merger Corp.        Filed as Exhibit 2.1 to the registrant's
               with and into the Holding Company dated          annual report on Form 10-K for the year ended
               January 2, 2001                                  December 31, 2000

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

    4.6        Fourth Supplemental Indenture, dated           Filed as Exhibit 4.18(a) to
               April 1, 1998, from the Holding Company to     Current Report on Form 8-K dated April 7,
               The Chase Manhattan Bank (formerly             1998 and incorporated herein by reference
               known as Chemical Bank), as Trusteee,
               together with forms of global Senior Note
               and global Senior Indenture

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

    4.9        Fifth Supplemental Indenture, dated July       Filed as Exhibit 4.18(d)  to the registrant's
               28, 2000, from the Holding Company to The      Current Report on Form 8-K dated July 31, 2000
               Chase Manhattan  Bank (formerly known as       and incorporated herein by reference
               Chemical Bank), as Trustee, together with
               the form of global Senior Note

  9.1(a)       Voting Trust Agreement dated as of May 12,     Filed as Exhibit 9 to the registrant's
               1992, among AXA, Claude Bebear, Patrice        Form S-1 Registration Statement
               Garnier and Henri de Clermont-Tonnerre         (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

  9.1(b)       First Amendment dated January 22, 1997 to      Filed as Exhibit 9(b) to the registrant's
               the Voting Trust Agreement dated as of         annual report on Form 10-K for the year ended
               May 12, 1992                                   December 31, 1997 and incorporated herein by
                                                              reference

  9.1(c)       Amended and Restated Voting Trust              Filed herewith
               Agreement dated May 12, 2002

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

  10.7(a)      Lease, dated as of July 20, 1995, between      Filed as Exhibit 10.26(a) to the registrant's
               1290 Associates, L.L.C. and Equitable Life     annual report on Form 10-K for the year ended
                                                              December 31, 1996 and incorporated herein by
                                                              reference

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

  10.7(e)      Second Amendment of Lease, dated as of         Filed as Exhibit 10.1 to the registrant's
               May 1, 1997, between 1290 Partners L.P. and    Form 10-Q for the quarter ended June 30, 1997
               Equitable Life                                 and incorporated herein by reference

   10.8        Agreement dated April 24, 1996, between        Filed as Exhibit 10.27 to the registrant's
               Equitable Life and Mr. Stanley B. Tulin        Form 10-Q for the quarter ended March 31, 1997
                                                              and incorporated herein by reference

   10.9        Employment Agreement dated May 11, 2001        Filed as Exhibit 10.16 to the registrant's
               between the Holding Company, Equitable         Form 10-Q for the quarter ended June 30, 2001
               Life and Christopher M. Condron                and incorporated by reference herein

   10.10       Restated Employment Agreement dated as of      Filed as Exhibit 10.17 to the registrant's
               July 5, 2001 between the Holding Company,      Form 10-Q for the quarter ended September 30,
               Equitable Life and Stanley B. Tulin            2001 and incorporated herein by reference

                                                                                                                    TAG
  NUMBER                       DESCRIPTION                                   METHOD OF FILING                      VALUE
------------   --------------------------------------------   ------------------------------------------------   ----------
    18         Preferability Letter from                      Filed herewith
               PricewaterhouseCoopers LLP

    21         Subsidiaries of the registrant                 Omitted pursuant to General Instruction I of
                                                              Form 10-K

    23         Consent of PricewaterhouseCoopers LLP          Filed herewith

    99.1       Section 906 Certification made by the          Filed herewith
               registrant's Chief Executive Officer

    99.2       Section 906 Certification made by the          Filed herewith
               registrant's Chief Financial Officer




+ Denotes executive compensation plans and arrangements.