Form 10-Q
period 2003-06-30
AXA FINANCIAL INC
filed 2003-08-13
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2003                Commission File No. 1-11166
---------------------------------------------    -------------------------------


                               AXA Financial, Inc.
                               -------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                    13-3623351
------------------------------------------   -----------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)


 1290 Avenue of the Americas, New York, New York                 10104
--------------------------------------------------   ---------------------------
   (Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code      (212) 554-1234
                                                            --------------



                                      None
          ----------------------------------------------------------------
                  (Former name, former address, and former fiscal
                         year if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                ---           ---
                                           Yes   X         No
                                                ---           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                   ---            ---
                                             Yes            No    X
                                                   ---            ---

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of August 13, 2003.

At August 13, 2003, 436,192,949 shares of the registrant's Common Stock were outstanding.



                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                                                            Page

PART I    FINANCIAL INFORMATION

Item 1:   Unaudited Consolidated Financial Statements
          o  Consolidated Balance Sheets, June 30, 2003
               and December 31, 2002...................................... 3
          o  Consolidated Statements of Earnings, Three Months
               and Six Months Ended June 30, 2003 and 2002................ 4
          o  Consolidated Statements of Shareholders' Equity,
               Six Months Ended June 30, 2003 and 2002.................... 5
          o  Consolidated Statements of Cash Flows, Six Months Ended
               June 30, 2003 and 2002..................................... 6
          o  Notes to Consolidated Financial Statements................... 7

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("Management Narrative").................. 19

Item 3:   Quantitative and Qualitative Disclosures About Market Risk*..... 25

Item 4:   Controls and Procedures......................................... 25

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings............................................... 26

Item 2:   Changes in Securities........................................... 28

Item 3:   Defaults Upon Senior Securities................................. 28

Item 4:   Submission of Matters to a Vote of Security Holders............. 28

Item 5:   Other Information............................................... 28

Item 6:   Exhibits and Reports on Form 8-K................................ 28

SIGNATURES       ......................................................... 29




*Omitted pursuant to General Instruction H to Form 10-Q.

PART I FINANCIAL INFORMATION
          Item 1: Unaudited Consolidated Financial Statements.
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,     December 31,
                                                         2003          2002
                                                         ----          ----
                                                           (In Millions)
ASSETS
Investments:
  Fixed maturities available for sale,
   at estimated fair value.......................... $ 28,537.2    $ 26,336.6
  Mortgage loans on real estate ....................    3,569.8       3,746.2
  Equity real estate ...............................      713.9         717.3
  Policy loans .....................................    3,953.3       4,035.6
  Other equity investments .........................      754.8         751.4
  Other invested assets ............................    1,197.0       1,331.6
                                                     -----------   ----------
      Total investments ............................   38,726.0      36,918.7
Cash and cash equivalents ..........................    1,582.6         501.7
Cash and securities segregated, at estimated
  fair value .......................................    1,308.3       1,174.3
Broker-dealer related receivables ..................    1,753.3       1,446.2
Deferred policy acquisition costs ..................    5,959.7       5,801.0
Goodwill and other intangible assets, net ..........    4,096.4       4,067.8
Amounts due from reinsurers ........................    2,423.8       2,351.7
Loans to affiliates, at estimated fair value .......      417.3         413.0
Other assets .......................................    3,829.8       3,861.4
Separate Accounts assets ...........................   45,578.2      39,012.1
                                                     ----------    ----------

Total Assets ....................................... $105,675.4    $ 95,547.9
                                                     ==========    ==========

LIABILITIES
Policyholders' account balances .................... $ 24,708.0    $ 23,037.5
Future policy benefits and other policyholders
  liabilities.......................................   14,176.9      13,975.7
Broker-dealer related payables .....................    1,050.8         735.2
Customers related payables .........................    1,757.4       1,566.8
Short-term and long-term debt ......................    2,709.2       2,725.7
Federal income taxes payable .......................    1,961.4       1,568.5
Other liabilities ..................................    3,650.1       3,524.1
Separate Accounts liabilities ......................   45,458.8      38,883.8
Minority interest in equity of consolidated
  subsidiaries......................................    1,302.3       1,301.0
Minority interest subject to redemption rights .....      513.1         515.4
                                                     ----------    ----------
      Total liabilities ............................   97,288.0      87,833.7
                                                     ----------    ----------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Common stock, at par value .........................        3.9           3.9
Capital in excess of par value .....................    1,093.5       1,087.6
Retained earnings ..................................    6,105.7       5,967.6
Accumulated other comprehensive income .............    1,184.3         655.1
                                                     ----------    ----------
      Total shareholders' equity ...................    8,387.4       7,714.2
                                                     ----------    ----------

Total Liabilities and Shareholders' Equity ......... $105,675.4    $ 95,547.9
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                             --------                     --------

                                                       2003           2002          2003           2002
                                                       ----           ----          ----           ----


                                                                         (In Millions)

REVENUES
Universal life and investment-type
  product policy fee income ......................... $  334.0        $  330.3     $  650.0     $  671.2
Premiums ............................................    214.3           236.6        458.0        471.9
Net investment income ...............................    616.1           593.6      1,205.4      1,184.9
Investment gains (losses), net ......................     28.5            24.6        (96.6)       (12.9)
Commissions, fees and other income ..................    700.9           948.4      1,392.9      1,744.6
                                                      --------        --------     --------     --------
      Total revenues ................................  1,893.8         2,133.5      3,609.7      4,059.7
                                                      --------        --------     --------     --------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits .............................    395.1           590.8        879.2      1,049.5
Interest credited to policyholders' account
  balances ..........................................    242.2           247.3        478.0        495.1
Compensation and benefits ...........................    451.9           400.8        852.0        822.1
Commissions .........................................    195.0           155.2        370.3        295.4
Distribution plan payments ..........................     91.9           103.7        181.0        209.0
Amortization of deferred sales commissions ..........     52.3            60.8        105.3        117.8
Interest expense ....................................     48.8            59.4         97.3        108.4
Amortization of  deferred policy acquisition costs ..     88.4            58.6        175.6        141.3
Capitalization of deferred policy acquisition costs .   (259.9)         (195.0)      (482.1)      (371.7)
Rent expense ........................................     47.0            48.8         94.9         97.0
Amortization of other intangible assets, net ........      6.2             6.0         12.5         12.1
Other operating costs and expenses ..................    177.2           211.8        385.4        432.0
                                                      ---------       ---------    ---------    ---------
      Total benefits and other deductions ...........  1,536.1         1,748.2      3,149.4      3,408.0
                                                      ---------       ---------    ---------    ---------

Earnings from continuing operations before
  Federal income taxes and minority interest ........    357.7           385.3        460.3        651.7
Federal income tax expense ..........................    (85.7)         (103.4)      (110.8)      (162.4)
Minority interest in net income of
  consolidated subsidiaries .........................    (63.2)          (78.0)      (111.5)      (157.9)
                                                      ---------       ---------    ---------    ---------
Earnings from continuing operations .................    208.8           203.9        238.0        331.4

Earnings (loss) from discontinued operations,
  net of Federal income taxes .......................       .1            (1.4)          .1          (.4)
Cumulative effect of accounting change, net of
  Federal income taxes .............................      --               --           --         (33.1)
                                                      ---------       ---------    ---------    ---------
Net Earnings ........................................ $  208.9        $  202.5     $  238.1     $  297.9
                                                      =========       =========    =========    =========




                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2003 and 2002
                                   (UNAUDITED)

                                                          2003           2002
                                                          ----           ----
                                                                   (In Millions)


SHAREHOLDERS' EQUITY

Common stock, at par value, beginning of year
  and at end of period .........................      $    3.9         $   3.9
                                                      --------         --------

Capital in excess of par value, beginning of
  year as previously reported...................       1,028.6         1,016.7
Prior period adjustment related to deferred
  Federal income taxes..........................          59.0            59.0
                                                      --------         --------
Capital in excess of par value, beginning
  of year as restated ..........................       1,087.6         1,075.7
Other changes in additional capital in excess
  of par value .................................           5.9             (.5)
                                                      --------         --------
Capital in excess of par value, end of period ..       1,093.5         1,075.2
                                                      --------         --------


Retained earnings, beginning of year as
  previously reported ..........................       5,805.5         5,601.9
Prior period adjustment related to deferred
  Federal income taxes .........................         162.1           162.1
                                                      --------         --------
Retained earnings, beginning of year
  as restated ..................................       5,967.6         5,764.0
Net earnings ...................................         238.1           297.9
Dividends on common stock ......................        (100.0)         (200.0)
                                                      --------         --------
Retained earnings, end of period ...............       6,105.7         5,861.9
                                                      --------         --------

Accumulated other comprehensive income,
  beginning of year ............................         655.1           202.1
Other comprehensive income .....................         529.2            39.3
                                                      --------         --------
Accumulated other comprehensive income,
  end of period ................................       1,184.3           241.4
                                                      --------         --------

Total Shareholders' Equity, End of Period ......      $8,387.4        $7,182.4
                                                      ========        =========




                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 and 2002
                                   (UNAUDITED)


                                                          2003             2002
                                                          ----             ----

                                                                   (In Millions)

Net earnings............................................ $   238.1     $  297.9
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Interest credited to policyholders'account balances.     478.0        495.1
    Universal life and investment-type product policy
      fee income........................................    (650.0)      (671.2)
    Net change in broker-dealer customer related
      receivables/payables..............................     162.0       (155.2)
    Investment losses, net..............................      96.6         12.9
    (Increase) decrease in segregated cash and
      securities, net...................................    (133.9)       331.7
    Change in deferred policy acquisition costs.........    (306.5)      (230.0)
    Change in future policy benefits....................     (64.1)       146.6
    Change in property and equipment....................     (40.3)       (61.7)
    Change in Federal income tax payable................     114.6         68.9
    Change in fair value of guaranteed minimum income
      benefit reinsurance contract......................      18.0       (138.0)
    Minority interest in net income of consolidated
      subsidiaries......................................     111.5        157.9
    Other, net..........................................     311.0         21.4
                                                         ---------     ---------
Net cash provided by operating activities...............     335.0        276.3
                                                         ---------     ---------

Cash flows from investing activities:
  Maturities and repayments.............................   2,026.7      1,363.4
  Sales.................................................   2,312.2      4,091.3
  Purchases.............................................  (5,348.0)    (6,081.9)
  Decrease (increase) in short-term investments.........     232.9       (150.5)
  Other, net............................................      18.7        154.4
                                                         ----------    ---------

Net cash used by investing activities...................    (757.5)      (623.3)
                                                         ----------    ---------

Cash flows from financing activities: Policyholders' account balances:
    Deposits ...........................................   3,148.4      2,394.9
    Withdrawals and transfers to Separate Accounts .....  (1,407.9)    (1,065.0)
  Net (decrease) increase in short-term financings .....     (17.2)       546.1
  Dividends paid on common stock .......................    (100.0)      (200.0)
  Other, net ...........................................    (119.9)      (170.8)
                                                         ----------    ---------

Net cash provided by financing activities ..............   1,503.4      1,505.2
                                                         ----------    ---------

Change in cash and cash equivalents ....................   1,080.9      1,158.2
Cash and cash equivalents, beginning of year ...........     501.7        884.4
                                                         ----------    ---------

Cash and Cash Equivalents, End of Period ............... $ 1,582.6     $2,042.6
                                                         ==========    =========

Supplemental cash flow information
  Interest Paid ........................................ $    98.5     $   99.4
                                                         ==========    =========
  Income Taxes (Refunded) Paid ......................... $    (7.8)    $   86.3
                                                         ==========    =========



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1) BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (See Note 7) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of AXA Financial for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The terms "second quarter 2003" and "second quarter 2002" refer to the three months ended June 30, 2003 and 2002, respectively. The terms "first half of 2003" and "first half of 2002" refer to the six months ended June 30, 2003 and 2002, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.


2) PRIOR PERIOD ADJUSTMENT

A review by AXA Financial of Federal income tax assets and liabilities identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2001 and 2002 and March 31, 2003 has been reduced by $221.1 million, and the consolidated shareholders' equity as of such dates has been increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2000, 2001 and 2002, the three months ended March 31, 2003 or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes." This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholders' equity as of January 1, 2002.


3) ACCOUNTING CHANGES

Effective January 1, 2002, AXA Financial changed its method of accounting for liabilities associated with variable annuity contracts that contain guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") features, to establish reserves for AXA Financial's estimated obligations associated with these features. The method was changed to achieve a better matching of revenues and expenses. The initial impact of adoption as of January 1, 2002 resulted in a charge of $33.1 million for the cumulative effect of this accounting change, net of Federal income taxes of $17.9 million, in the consolidated statements of earnings. Prior to the adoption of this accounting change, benefits under these features were expensed as incurred. The impact of this change was to decrease Earnings from continuing operations in second quarter 2002 by $80.0 million, net of Federal income taxes of $43.0 million, and decrease Earnings from continuing operations in the first half of 2002 by $78.0 million, net of Federal income taxes of $42.0 million.

AXA Financial adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity in the statement of financial position. SFAS No. 150 had no material impact on AXA Financial's financial position upon adoption.

4) NEW ACCOUNTING PRONOUNCEMENTS

In July 2003, the AICPA issued SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 provides guidance on separate account presentation, accounting for an insurance enterprise's proportionate interest in a separate account, and gains and losses on the transfer of assets from the general account to a separate account. Additionally, SOP 03-1 provides guidance for determining the balance that accrues to the contract holder for long-duration insurance or investment contracts that are subject to SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. Management is currently assessing the impact of adoption of SOP 03-1 on AXA Financial's results of operations and financial position.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," to address when it is appropriate to consolidate financial interests in any variable interest entity ("VIE"), a new term to define a business structure that either (i) does not have equity investors with voting or other similar rights or (ii) has equity investors that do not provide sufficient financial resources to support its activities. For entities with these characteristics, including many formerly known as special purpose entities, FIN 46 imposes a consolidation model that focuses on the relative exposures of the participants to the economic risks and rewards from the assets of the VIE rather than on ownership of its voting interests, if any, to determine whether a parent-subsidiary relationship exists. Under the VIE consolidation model, the party with a majority of the economic risks or rewards associated with a VIE's activities, including those conveyed by derivatives, credit enhancements, and other arrangements, is the "primary beneficiary" and, therefore, is required to consolidate the VIE.

Transition by AXA Financial to the consolidation requirements of FIN 46 began in the first quarter of 2003, with immediate application to all new VIEs created after January 31, 2003, to be followed by application beginning in the three month period ending September 30, 2003 to all existing VIEs. In addition, specific disclosures are required in financial statements issued subsequent to January 31, 2003 if it is "reasonably possible" that a company will have a significant, but not necessarily consolidated, variable interest in a VIE when the consolidation requirements become effective. AXA Financial identified significant variable interests totaling $118.4 million at June 30, 2003, representing the Insurance Group's General Account participation in seven collateralized debt obligation structures and four investment limited partnerships determined to be VIEs. These variable interests are reflected in the consolidated balance sheets as fixed maturities or other equity investments and, accordingly, are subject to ongoing review for impairments in value deemed to be other than temporary. These variable interests and approximately $21.8 million related funding commitments to the investment limited partnerships at June 30, 2003 represent the Insurance Group's maximum exposure to loss from its involvement with these VIEs. The Insurance Group has no further economic interests in these VIEs in the form of related guarantees, derivatives or similar instruments and obligations.

Alliance and certain of its subsidiaries receive fees for providing investment management services, and certain distribution, shareholder servicing and administrative services ancillary thereto, to its clients. Investment advisory and distribution fees are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Shareholder servicing fees are based on the number of shareholder accounts and administrative services fees represent reimbursements for services provided by Alliance. Management of Alliance is currently reviewing its investment management agreements, its investments in and other financial arrangements with certain entities which hold client assets under management such as certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures. Generally, these retail and institutional type products' average annual investment advisory contractual fee rates range from approximately 25 to 53 basis points.

For the Offshore Funds and group trusts, Alliance generally has no variable interests or risks in these entities other than the fees it receives and its risks are limited to these fees. The legal structures utilized for certain Offshore Funds and group trusts do not provide for significant shareholder voting rights, which may result in these entities being classified as VIEs under FIN 46. The Offshore Funds and group trusts held approximately $32.0 billion in assets under management for clients as of June 30, 2003.

Alliance has assets under management for clients in various hedge funds for which it receives both a base advisory fee and a performance fee. In addition, Alliance had investments in certain of the hedge funds aggregating approximately $13.0 million as of June 30, 2003. The hedge funds held approximately $2.4 billion in assets under management for clients at that date. Alliance's risks related to the hedge funds are limited to the fees it earns, its investments and the approximately $37,000 of equity of a subsidiary that serves as the general partner to certain hedge funds. The level of equity investment in certain of the hedge funds relative to total assets and certain other criteria may result in these entities being classified as VIEs under FIN 46.

For structured products, Alliance managed approximately $6.0 billion in client assets as of June 30, 2003 for which it receives advisory and certain other fees. Alliance has no other direct variable interests or risks related to the structured products. Certain structured products have a nominal equity investment, which may result in these entities being classified as VIEs under FIN 46.

Alliance's financial arrangements with its joint ventures generally consist of a 50 percent or less equity interest and certain fees that it receives. The total amount of these investments was approximately $10.0 million as of June 30, 2003. Alliance has no other direct variable interests or risks to the joint ventures, however, certain joint ventures may be classified as VIEs under FIN 46.

At September 30, 2003, AXA Financial is required by FIN 46 to consolidate those VIEs where it is determined to be the primary beneficiary, which includes consideration of the aggregate variable interests in these VIEs held by related parties. FIN 46 is highly complex and requires management to make significant estimates and judgements as to its application. Management is continuing its analysis of the effect of FIN 46 while the FASB is continuing to develop answers to implementation issues. Consequently, it is not presently known whether AXA Financial will be required to consolidate any VIEs identified in the Insurance Group and Alliance or provide any additional disclosure about VIEs.


5) INVESTMENTS

Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                       Six Months Ended
                                                           June 30,
                                                           --------

                                                   2003                2002
                                                   ----                ----

                                                        (In Millions)


Balances, beginning of year ..................... $  55.0            $  87.6
Additions charged to income .....................     6.0               13.5
Deductions for writedowns and asset dispositions     (3.7)              (6.7)
Deduction for transfer of held for sale
   real estate to held for production of income
   real estate ..................................   (31.5)                --
                                                  --------           --------
Balances, End of Period ......................... $  25.8            $  94.4
                                                  ========           ========

Balances, end of period comprise:
  Mortgage loans on real estate ................. $  23.4            $  19.9
  Equity real estate ............................     2.4               74.5
                                                  --------           --------
Total ........................................... $  25.8            $  94.4
                                                  ========           ========

For the second quarters and first half of 2003 and of 2002, investment income is shown net of investment expenses of $58.0 million, $52.6 million, $110.3 million and $103.1 million, respectively.

As of June 30, 2003 and December 31, 2002, fixed maturities classified as available for sale had amortized costs of $25,868.4 million and $24,805.4 million, respectively. Other equity investments included trading securities having carrying values of $1.4 million and $1.1 million and costs of $3.3 million and $3.3 million at June 30, 2003 and December 31, 2002, respectively, and other equity securities with carrying values of $46.0 million and $63.2 million and costs of $34.8 million and $61.4 million as of June 30, 2003 and December 31, 2002, respectively.

In the second quarters and first half of 2003 and of 2002, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $(2.2) million, $(.2) million, $2.3 million and $.6 million were included in net investment income in the consolidated statements of earnings.

For the first half of 2003 and of 2002, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,290.1 million and $3,356.7 million, respectively. Gross gains of $65.1 million and $56.1 million and gross losses of $24.5 million and $100.7 million were realized on these sales for the first half of 2003 and of 2002, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $1,137.6 million during the first half of 2003, resulting in a balance of $2,668.8 million at June 30, 2003.


Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                 June 30,          December 31,
                                                  2003                2002
                                                  ----                ----

                                                       (In Millions)


Impaired mortgage loans with investment
  valuation allowances ........................ $  147.2            $  111.8
Impaired mortgage loans without investment
  valuation allowances.........................     57.6                20.4
                                                ---------            --------
Recorded investment in impaired
  mortgage loans ..............................    204.8               132.2
Investment valuation allowances ...............    (23.3)              (23.4)
                                                ---------           ---------
Net Impaired Mortgage Loans ................... $  181.5            $  108.8
                                                =========           =========

During the first half of 2003 and 2002, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $164.9 million and $137.0 million. Interest income recognized on these impaired mortgage loans totaled $5.1 million and $5.2 million for the first half of 2003 and 2002, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2003 and December 31, 2002, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $164.4 million and $91.1 million.

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

Summarized financial information for the Closed Block is as follows:

                                                     June 30,      December 31,
                                                       2003           2002
                                                       ----           ----
                                                          (In Millions)


CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders'
  account balances and other.....................  $  8,968.5       $  8,997.3
Policyholder dividend obligation ................       400.0            213.3
Other liabilities ...............................       138.6            134.6
                                                   ----------       ------------
Total Closed Block liabilities ..................     9,507.1          9,345.2
                                                   ----------       ------------

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale,
  at estimated fair value (amortized cost
  $4,960.7 and $4,794.0) ........................     5,479.7          5,098.4
Mortgage loans on real estate ...................     1,387.8          1,456.0
Policy loans ....................................     1,414.5          1,449.9
Cash and other invested assets ..................        86.4            141.9
Other assets ....................................       203.4            219.9
                                                   ----------       ------------
Total assets designated to the Closed Block .....     8,571.8          8,366.1
                                                   ----------       ------------

Excess of Closed Block liabilities over assets
  designated to the Closed Block ................      935.3            979.1
Amounts included in accumulated other
  comprehensive income:
     Net unrealized investment gains, net of deferred Federal income taxes of
       $41.7 and $31.8 and policyholder dividend
       obligation of $400.0 and $213.3 ..........        77.4             59.1
                                                   ----------       ------------

Maximum Future Earnings To Be Recognized From
  Closed Block Assets and Liabilities ...........  $  1,012.7       $  1,038.2
                                                   ==========       ============

      Closed Block revenues and expenses were as follows:

                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                                  --------                      --------

                                             2003           2002           2003            2002
                                             ----           ----           ----            ----

                                                                   (In Millions)

REVENUES:
Premiums and other income ..............   $  128.3       $  138.2      $  259.9        $  277.4
Investment income (net of investment
   expenses of $0, $2.4, $1.7
   and $3.7) ...........................      137.0          148.3         278.5           292.0
Investment losses, net .................      (11.3)         (23.0)        (30.1)          (19.8)
                                           ---------      ---------     ---------       ---------
Total revenues .........................      254.0          263.5         508.3           549.6
                                           ---------      ---------     ---------       ---------

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders' benefits and dividends...      226.3          243.7         459.6           499.3
Other operating costs and expenses .....        7.2            4.7           8.4             9.5
                                           ---------      ---------     ---------       ---------
Total benefits and other deductions ....      233.5          248.4         468.0           508.8
                                           ---------      ---------     ---------       ---------

Net revenues before Federal income
   taxes ...............................       20.5           15.1          40.3            40.8
Federal income taxes ...................       (7.5)          (6.5)        (14.8)          (16.6)
                                           ---------      ---------     ---------       ---------
Net Revenues ...........................   $   13.0       $    8.6      $   25.5        $   24.2
                                           =========      =========     =========       =========

Reconciliation of the policyholder dividend obligation is as follows:

                                                     Six Months Ended
                                                         June 30,
                                                         --------
                                                2003                  2002
                                                ----                  ----
                                                       (In Millions)


Balances, beginning of year................... $  213.3              $  47.1
Unrealized investment gains...................    186.7                 25.8
                                               --------              -------
Balances, End of Period....................... $  400.0              $  72.9
                                               ========              =======

7) OTHER DISCONTINUED OPERATIONS

Summarized financial information for Other Discontinued Operations follows:

                                                  June 30,          December 31,
                                                    2003                2002
                                                    ----                ----

                                                          (In Millions)


BALANCE SHEETS
Fixed maturities, available for sale, at
  estimated fair value (amortized cost
  $651.4 and $677.8) ............................ $  739.9             $   722.7
Equity real estate ..............................    200.0                 203.7
Mortgage loans on real estate ...................     70.8                  87.5
Other equity investments ........................      7.5                   9.4
Other invested assets ...........................       .2                    .2
                                                  --------             ---------
     Total investments ..........................  1,018.4               1,023.5
Cash and cash equivalents .......................     54.3                  31.0
Other assets ....................................    127.8                 126.5
                                                  --------             ---------
Total Assets .................................... $1,200.5             $ 1,181.0
                                                  ========             =========

Policyholders liabilities ....................... $  896.1             $   909.5
Allowance for future losses .....................    198.8                 164.6
Other liabilities ...............................    105.6                 106.9
                                                  --------             ---------
Total Liabilities ............................... $1,200.5             $ 1,181.0
                                                  ========             =========

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                     --------                    --------
                                                2003          2002        2003         2002
                                                ----          ----        ----         ----

                                                                   (In Millions)
STATEMENTS OF EARNINGS
Investment income (net of investment
  expenses of $5.0, $4.8, $11.4
  and $9.5) ................................   $  17.2       $ 19.3      $ 36.1      $  40.6
Investment gains, net ......................       (.4)        37.0          .2         38.6
Policy fees, premiums and
  other income .............................        --           .2         --            .2
                                               --------      -------     -------     --------

Total revenues .............................      16.8         56.5        36.3         79.4

Benefits and other deductions ..............      23.4         23.2        46.4         47.8
(Losses charged) earnings credited to
  allowance for future losses ..............      (6.6)        33.3       (10.1)        31.6
                                               --------      -------     -------     --------
Pre-tax results from operations ............       --           --          --           --
Pre-tax earnings (loss) from
  releasing (strengthening) the allowance
  for future losses ........................        .2         (2.2)         .2          (.7)
Federal income tax (expense) benefit .......       (.1)          .8         (.1)          .3
                                               --------      -------     -------     --------
Income (Loss) from Other Discontinued
  Operations ...............................   $    .1       $ (1.4)     $   .1      $   (.4)
                                               ========      =======     =======     ========

AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of Other Discontinued Operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a strengthening or release of allowance in each of the periods presented above.

Management believes the allowance for future losses at June 30, 2003 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

Valuation allowances of $3.4 million and $4.9 million on mortgage loans on real estate were held at June 30, 2003 and December 31, 2002, respectively.


8) VARIABLE ANNUITY CONTRACTS - GMDB AND GMIB

Equitable Life issues certain variable annuity contracts with GMDB and GMIB features that guarantee either:

        a) Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

        b) Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages
              (adjusted for withdrawals);

        c) Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

        d) Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2003:

                                        GMDB            GMIB          Total
                                        ----            ----          -----

                                                   (In Millions)


Balance at December 31, 2002 ........ $ 128.4        $  117.5       $  245.9
  Paid guarantee benefits ...........   (38.1)           --            (38.1)
  Other changes in reserve ..........    18.5           (28.5)         (10.0)
                                      --------       ---------      ---------
Balance at June 30, 2003 ............ $ 108.8        $   89.0       $  197.8
                                      ========       =========      =========



Related GMDB reinsurance ceded amounts were:

                                                               GMDB
                                                       ---------------------
                                                           (In Millions)


 Balance at December 31, 2002.......................  $        21.5
   Paid guarantee benefits ceded....................          (10.8)
   Other changes in reserve.........................           16.2
                                                     ---------------------
 Balance at June 30, 2003...........................  $        26.9
                                                     =====================

The GMIB reinsurance contracts are considered derivatives and are reported at fair value. At June 30, 2003 AXA Financial had the following variable contracts with guarantees. Note that since AXA Financial's variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                             Return
                                               of
                                            Premium         Ratchet        Roll-Up      Combo        Total
                                            -------         -------        -------      -----        -----


                                                                (Dollars In Millions)


GMDB:
  Account value (1) ................   $    23,907         $  4,599        $ 6,976      $ 3,549      $39,031
  Net amount at risk, gross ........   $     3,911         $  1,355        $ 2,644      $    23      $ 7,933
  Net amount at risk, net of amounts
    reinsured ......................   $     3,906         $    921        $ 1,632      $    23      $ 6,482
  Average attained age of
    contractholders ................          49.4             59.2           61.3         59.6         51.4
  Percentage of contractholders
    over age 70 ....................           6.8%            20.3%          25.0%        19.7%         9.7%
  Range of guaranteed minimum return
    rates ..........................          N/A              N/A             3-6%         3-6%        N/A

GMIB:
  Account value (2) ................          N/A              N/A         $ 5,233      $ 5,064      $10,297
  Net amount at risk, gross ........          N/A              N/A         $   918      $  --        $   918
  Net amount at risk, net of amounts
    reinsured ......................          N/A              N/A         $   242      $  --        $   242
  Weighted average years remaining
    until annuitization ............          N/A              N/A             5.1         10.1          7.0
  Range of guaranteed minimum return
    rates ..........................          N/A              N/A             3-6%         3-6%         3-6%


(1) Included General Account balances of $11,156 million, $185 million, $203 million and $431 million, respectively, for a total of $11,975 million.

(2) Included General Account balances of $3 million and $638 million, respectively, for a total of $641 million.

For contracts with the GMDB feature, the net amount at risk in the event of death is defined as the amount by which the GMDB benefits exceed related account values.

For contracts with the GMIB feature, the net amount at risk in the event of annuitization is defined as the amount by which the GMIB benefit bases exceed related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.


9) FEDERAL INCOME TAXES

Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10) STOCK APPRECIATION RIGHTS

Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded an increase (reduction) in the Stock Appreciation Rights liability of $.3 million and $(16.4) million for second quarters 2003 and 2002, and $.3 million and $(9.6) million for the first half of 2003 and 2002, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the change in the market value of AXA ADRs for the respective periods ended in June 30, 2003 and 2002.

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

In MALHOTRA, in April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment. In May 2003, the defendants filed a motion to dismiss the second amended complaint.

In the Mississippi Actions, the motion for rehearing filed in the Supreme Court of Mississippi by the plaintiffs in the Circuit Court of Sunflower County action has been withdrawn with prejudice. In March 2003, an action was filed on behalf of one plaintiff in the Circuit Court of Kemper County. That lawsuit has been removed to the United States District Court for the Southern District of Mississippi. Equitable Life entered into agreements to settle 25 of the Mississippi Actions involving approximately 275 plaintiffs. Those 25 actions have been dismissed with prejudice. In addition, Equitable Life entered into an agreement to settle an additional 2 lawsuits involving approximately 15 plaintiffs. That agreement is subject to certain conditions contained therein.

In FISCHEL, in May 2003, plaintiffs' motion for an award of additional legal fees from the settled claim settlement fund was denied by the District Court. In May 2003, plaintiffs filed a notice of appeal from that order.

In HIRT, in March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. The parties have agreed that the new individual claims of the five named plaintiffs regarding the delivery of announcements to them will be excluded from the class certification. In April 2003, defendants filed an answer to the amended complaint. In July 2003, defendants filed a motion for summary judgment on the grounds that plaintiffs' claims are barred by applicable statutes of limitations.

In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In March 2003, Equitable Life filed a motion to dismiss the complaint. In July 2003, the United States District Court for the Northern District of Illinois granted in part and denied in part Equitable Life's motion to dismiss the complaint, dismissing plaintiffs' claims for violation of 26 U.S.C. 3121 and breach of contract. Equitable Life has answered plaintiffs' remaining claim for violation of ERISA.

In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed against The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York, as a case related to the MALHOTRA action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940 based on Equitable Life's alleged failure to register as an investment company. According to the complaint, Equitable Life was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from Equitable Life on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts; restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by Equitable Life on those products, and an injunction against the payment of any dividends by Equitable Life to the Holding Company. In June 2003, Equitable Life filed a motion to dismiss the complaint.

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

In MILLER, in July, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. Also in July 2003, plaintiffs filed a motion for leave to file a third amended complaint ("Third Amended Complaint"). Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the Alliance Corporate Bond Fund, the Alliance Bernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the Alliance Bernstein Americas Government Income Trust. The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance and Alliance Bernstein Investment Research and Management, Inc. ("ABIRM"; formerly known as Alliance Fund Distributors, Inc.), respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. The case is currently in discovery. Alliance and ABIRM believe that plaintiffs' allegations in the Second Amended Complaint and proposed Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

The ENRON case is currently in discovery. Alliance believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

On August 9, 2003, the Securities and Exchange Board of India ordered that Samir Arora, a former research analyst/portfolio manager of Alliance, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. ("ACAML"), a fund management company 75% owned by Alliance. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance's stake in ACAML. Mr. Arora will have the opportunity to contest the findings in the order by filing objections and at a personal hearing scheduled for August 28, 2003. Alliance is reviewing this matter; at the present time, management of Alliance does not believe its outcome will have a material impact on Alliance's results of operations or financial condition, and AXA Financial's management does not believe its outcome will have a material impact on AXA Financial's consolidated results of operations or financial position.

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

12) BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                  Three Months Ended                  Six Months Ended
                                       June 30,                           June 30,
                                       --------                           --------
                                     2003           2002            2003         2002
                                     ----           ----            ----         ----

                                                      (In Millions)


Segment revenues:
Financial Advisory/Insurance ...   $  1,236.0    $ 1,429.5      $  2,366.5      $  2,652.1
Investment Management ..........        673.5        722.9         1,276.2         1,446.3
Consolidation/elimination ......        (15.7)       (18.9)          (33.0)          (38.7)
                                   -----------   ----------     -----------     -----------
Total Revenues .................   $  1,893.8    $ 2,133.5      $  3,609.7      $  4,059.7
                                   ===========   ==========     ===========     ===========

Segment earnings from continuing operations before Federal income taxes and minority interest:
Financial Advisory/Insurance ...   $    219.5    $  242.4       $    234.4      $    360.9
Investment Management ..........        138.2       142.9            225.9           290.8
                                   ----------    --------       ----------      ----------
Total Earnings from Continuing
  Operations before Federal
  Income Taxes and Minority
  Interest......................   $    357.7    $  385.3       $    460.3      $    651.7
                                   ==========    ========       ==========      ==========

                                                 June 30,             December 31,
                                                   2003                   2002
                                                   ----                   ----
                                                         (In Millions)

Assets:
Financial Advisory/Insurance ..............   $   90,456.0            $  81,036.0
Investment Management .....................       15,178.8               14,467.9
Consolidation/elimination .................           40.6                   44.0
                                              ------------            -----------
Total Assets ..............................   $  105,675.4            $  95,547.9
                                              ============            ===========

13) STOCK-BASED COMPENSATION

AXA Financial continues to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Stock-based employee compensation expense is not reflected in the statement of earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income had compensation expense as related to options awarded under AXA Financial's Stock Incentive Plans been determined based on SFAS No. 123's fair value based method:

                                                  Three Months Ended       Six Months Ended
                                                        June 30,               June 30,
                                                        --------               --------

                                                2003           2002         2003          2002
                                                ----           ----         ----          ----
                                                                      (In Millions)



Net earnings as reported....................   $ 208.9        $ 202.5       $ 238.1     $  297.9
Less: Total stock-based employee ...........
 compensation expense determined
 under fair value method for all
 awards, net of Federal income tax
 benefit ...................................     (11.4)          (9.4)        (21.1)       (17.6)
                                               --------       --------      --------    --------
Pro Forma Net Earnings......................   $ 197.5        $ 193.1       $ 217.0     $  280.3
                                               ========       ========      ========    ========


14) COMPREHENSIVE INCOME

The components of comprehensive income for second quarters 2003 and 2002 and the first half of 2003 and of 2002 are as follows:

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                            --------                      --------

                                                  2003            2002             2003          2002
                                                  ----            ----             ----          ----

                                                                        (In Millions)


Net earnings ...............................   $  208.9         $  202.5        $  238.1        $  297.9
                                               --------         --------        --------        --------

Change in unrealized gains (losses),
  net of reclassification adjustment .......      355.6            183.3           523.8            39.3

Minimum pension liability adjustment .......        5.4             --               5.4            --
                                               --------         --------        --------        --------
Other comprehensive income .................      361.0            183.3           529.2            39.3
                                               --------         --------        --------        --------

Comprehensive Income .......................   $  569.9         $  385.8        $  767.3        $  337.2
                                               ========         ========        ========        ========

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


CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Earnings from continuing operations before Federal income taxes and minority interest were $460.3 million for the first six months of 2003, a decrease of $191.4 million from the 2002 period, with $126.5 million lower earnings reported by the Financial Advisory/Insurance segment and $64.9 million lower earnings for the Investment Management segment. Net earnings for AXA Financial totaled $238.1 million for the first six months of 2003, down $59.8 million from the 2002 period. Net earnings for the 2002 period included a $33.1 million charge for the cumulative effect of AXA Financial's change in the method of accounting for liabilities associated with variable annuity contracts with GMDB/GMIB features.

Revenues. Total revenues for the first half of 2003 decreased $450.0 million as revenues for both the Financial Advisory/Insurance and Investment Management segments declined as compared to the first six months of 2002.

Premiums declined $13.9 million to $458.0 million, reflecting a lower level of renewal premiums on traditional insurance products. Policy fee income was $650.0 million, $21.2 million lower than in the 2002 period, largely due to lower average Separate Account balances resulting from market depreciation partially offset by positive net cash flows.

Net investment income increased $20.5 million to $1.21 billion, reflecting a higher level of assets in the General Account and $30.9 million of unrealized appreciation on interest rate swap contracts entered into in second quarter 2003 partially offset by lower yields due to lower reinvestment rates. Higher short-term investment positions in the General Account were maintained during 2003 pending investment into longer-term securities, meeting our investment parameters, which support underlying life and annuity products.

Investment losses, net totaled $96.6 million in the 2003 period compared to $12.9 million in the first six months of 2002 principally due to the absence of a $96.8 million gain on the sale of one real estate property in 2002. Losses on fixed maturities were $115.9 million for the first half of 2003 as compared to $114.9 million in the 2002 period.

There was a $351.7 million decline in commissions, fees and other income to $1.39 billion in the first half of 2003 from $1.74 billion in the 2002 period. The $179.7 million lower fees in the Investment Management segment were primarily due to the $116.4 million decrease in Alliance's investment advisory and services fees to $856.0 million resulting from lower average AUM and a decrease in brokerage transaction volume. Distribution revenues at Alliance were $208.7 million in the first six months of 2003, $45.8 million lower than in the comparable 2002 period primarily due to lower average mutual fund AUM. When compared to the first half of 2002, there was a $23.4 million decrease in revenues from institutional research services due generally to a decline in global transaction volumes, reduced prices paid for brokerage transactions and lower market share. The decrease of $176.8 million in the Financial Advisory/Insurance segment in the first six months of 2003 was primarily due to a decrease of $18.0 million in the fair value of the GMIB reinsurance contracts in 2003 as compared with the $138.0 million increase recorded in the 2002 period.

Benefits and Other Deductions. Total benefits and other deductions decreased $258.6 million to $3.15 billion for the first six months of 2003 as the Financial Advisory/Insurance and the Investment Management segments posted declines of $159.1 million and $105.2 million, respectively.

The policyholders' benefits decrease of $170.3 million to $879.2 million in the first half of 2003 principally resulted from lower GMDB/GMIB benefits and reserves due to the recent improvement in market conditions partially offset by higher benefits and reserves in the reinsurance assumed product lines and less favorable life mortality.

Interest credited to policyholders' account balances decreased $17.1 million in the 2003 period as the impact of lower crediting rates was substantially offset by higher General Account balances.

When compared to the first half of 2002, there was a $29.9 million increase in compensation and benefits in the first six months of 2003 as the $51.8 million higher expenses in the Financial Advisory/Insurance segment were partially offset by a $22.4 million decrease in the Investment Management segment. The increase in compensation and benefit costs in the Financial Advisory/Insurance segment was due in part to higher qualified pension expenses, including the impact of reducing the long-range return on assets assumption for the qualified pension plan from 9.0% as of January 2002 to 8.5% as of January 2003. Additionally, compensation and benefits for the Financial Advisory/Insurance segment included $0.3 million of expenses resulting from changes in the Stock Appreciation Rights' liability in the 2003 period as compared to credits of $9.6 million in the comparable 2002 period. The decrease in compensation and benefits in the Investment Management segment was due to lower commissions and base compensation offset by higher incentive compensation. The overall increase in incentive compensation was due to a deferred compensation plan entered into in connection with the Bernstein acquisition partially offset by lower base incentive compensation from lower operating earnings.

Commissions increased $74.9 million to $370.3 million due to higher sales of variable annuity contracts in both the wholesale and retail channels.

Distribution plan payments totaled $181.0 million for the first six months of 2003, down $28.0 million from the comparable prior year's total due to lower average mutual fund AUM. Amortization of deferred sales commissions was $105.3 million, $12.5 million lower than in the first six months of 2002 primarily due to the decline in the underlying deferred sales commission asset which resulted in lower amortization.

Interest expense decreased $11.1 million to $97.3 million for the first half of 2003 principally due to lower short-term borrowings for both segments.

DAC amortization increased $34.3 million to $175.6 million for the first six months of 2003. The increase in DAC amortization was principally due to higher margins in products which are highly DAC reactive.

Capitalization of DAC increased $110.4 million from $371.7 million in the first half of 2002 due to higher commissions and deferrable operating expenses.

Both rent expense and amortization of intangible assets remained level from the first half of 2002 to the first half of 2003.

Other operating costs and expenses declined $46.6 million primarily due to lower travel, relocation and rental and maintenance of equipment costs partially offset by higher advertising and amortization of capitalized software expenses in the Financial Advisory/Insurance segment and to lower printing, mailing, travel and entertainment, office and technology related service costs and other general expenses, partially offset by higher legal fees related to litigation in the Investment Management segment.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first six months of 2003 increased from prior year levels by $1.99 billion to $7.38 billion. This increase was primarily due to higher premiums from variable annuities in both the retail and wholesale channels, partially offset by lower premiums from individual variable and interest-sensitive life policies. Total sales of mutual funds and fee based assets gathered decreased $603.9 million to $1.34 billion in the first half of 2003.

Surrenders and Withdrawals. When totals for the first six months of 2003 are compared to the comparable 2002 period, surrenders and withdrawals decreased from $2.64 billion to $2.38 billion as a $319.9 million decline in annuities surrenders and withdrawals was partially offset by $67.2 million higher surrenders for life insurance products. The annualized annuities surrender rate decreased to 8.8% in the 2003 period from 10.0% in the same period in 2002, while the individual life surrender rates showed an increase to 4.6% from 3.8%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             Assets Under Management
                                  (In Millions)

                                                          June 30,
                                                          --------

                                                   2003               2002
                                                   ----               ----



Third party................................. $    372,464        $   361,864
General Account and other...................       39,486             37,925
Separate Accounts...........................       45,578             40,904
                                             ---------------     ---------------
Total Assets Under Management............... $    457,528        $   440,693
                                             ===============     ===============

Third party assets under management at June 30, 2003 increased $16.84 billion primarily due to increases at Alliance. General Account and other assets under management increased $1.56 billion from the amounts reported at June 30, 2002 due to higher sales of General Account based products. The $4.67 billion increase in Separate Account assets under management resulted from improving market conditions in second quarter 2003 and net new deposits.

Alliance assets under management at the end of first six months of 2003 totaled $426.20 billion as compared to $412.46 billion at June 30, 2002. A decrease of $2.62 billion in retail AUM was more than offset by increases of $12.10 billion and $4.27 billion, respectively, in institutional and private client AUM. Net asset inflows in the retail, institutional investment management and private client distribution channels totaled $0.3 billion, $4.2 billion and $1.9 billion, respectively. Non-US clients accounted for 17.9% of Alliance's June 30, 2003 assets under management total.


LIQUIDITY AND CAPITAL RESOURCES

Holding Company. The Holding Company paid cash dividends of $100.0 million in the first half of 2003.

During the first half of 2003, AXA Financial purchased 539,250 AXA ADRs for approximately $7.8 million. These shares were used for AXA Financial's stock incentive plan.

Equitable Life. In first quarter of 2003, Equitable Life amended the terms of its $350.0 million credit facility. Included in the amendments was a change in the maturity date to March 31, 2004 from June 30, 2005. At June 30, 2003, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.


FORWARD-LOOKING STATEMENTS AND RISK CONSIDERATIONS

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

Increased volatility of equity markets can impact profitability of the Financial Advisory/Insurance and Investment Management segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB features, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts. Management has adopted certain hedging strategies that are designed to further mitigate exposure to GMDB liabilities and expects to consider using hedging strategies to further mitigate exposure to GMIB liabilities.

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

Other Risks of the Financial Advisory/Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains.

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

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC reduces unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $456.5 million at June 30, 2003.

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

Significant assumptions utilized to estimate average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At June 30, 2003, Alliance's management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns. Higher actual average market returns would increase the undiscounted future cash flows, while lower actual average market returns would decrease the undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three year and five year periods ended June 30, 2003. Alliance's management determined that a range of assumed average annual redemption rates of 15% to 18%, calculated as a percentage of average assets under management, should be used at June 30, 2003. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase the undiscounted future cash flows. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates. As of June 30, 2003, Alliance's management believed that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of discounted cash flows discounted to a present value amount.

During the three month and six month periods ended June 30, 2003, equity markets increased by approximately 15% and 11%, respectively, as measured by the change in the Standard & Poor's 500 Stock Index while fixed income markets increased by approximately 3% and 4%, respectively, as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares exceeded 18% and 20% during the three month and six month periods ended June 30, 2003, respectively. Declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

Disclosure and Internal Control System. There are inherent limitations in the effectiveness of any system of disclosure and internal controls, including the possibilities of faulty judgments in decision-making, simple error or mistake, fraud, the circumvention of controls by individual acts or the collusion of two or more people, or management override of controls. Accordingly, even an effective disclosure and internal control system can provide only reasonable assurance with respect to disclosure and financial statement preparation. Further, because of changes in conditions, the effectiveness of a disclosure and internal control system may vary over time.

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

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements contained in the 2002 Form 10-K for pronouncements issued but not effective at December 31, 2002 and Note 4 herein.

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



Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.


Item 4.           CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective except as set forth in the following paragraph.

As described in Note 2 of Notes to the Consolidated Financial Statements, a review of deferred Federal income taxes identified a deficiency in our tax financial reporting process related to the determination of deferred Federal income tax assets and liabilities resulting in an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. Due to other effective internal control processes, this matter had no impact on consolidated net earnings reported in any period. The adjustment also had no material impact on shareholders' equity in any period, and has been reported in the accompanying consolidated financial statements as an increase in consolidated shareholders' equity as of January 1, 2002. To address this deficiency, which constitutes a significant deficiency under proposed standards submitted by the Auditing Standards Board of the American Institute of Certified Public Accountants to the Public Companies Accounting Oversight Board, management has implemented procedures and controls to enhance the effectiveness of AXA Financial's processes for reconciling on a regular basis the deferred Federal income tax assets and liabilities.

There has been no other change in AXA Financial's internal control over financial reporting that occurred during the period covered by this report or subsequent to June 30, 2003 that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 2002, except as described below:

In MCEACHERN, in March 2003, the parties settled the individual claims of the plaintiffs and action was dismissed with prejudice.

In MALHOTRA, in April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment. In May 2003, the defendants filed a motion to dismiss the second amended complaint.

In the Mississippi Actions, the motion for rehearing filed in the Supreme Court of Mississippi by the plaintiffs in the Circuit Court of Sunflower County action has been withdrawn with prejudice. In March 2003, an action was filed on behalf of one plaintiff in the Circuit Court of Kemper County. That lawsuit has been removed to the United States District Court for the Southern District of Mississippi. Equitable Life entered into agreements to settle 25 of the Mississippi Actions involving approximately 275 plaintiffs. Those 25 actions have been dismissed with prejudice. In addition, Equitable Life entered into an agreement to settle an additional 2 lawsuits involving approximately 15 plaintiffs. That agreement is subject to certain conditions contained therein.

In FISCHEL, in May 2003, plaintiffs' motion for an award of additional legal fees from the settled claim settlement fund was denied by the District Court. In May 2003, plaintiffs filed a notice of appeal from that order.

In HIRT, in March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. The parties have agreed that the new individual claims of the five named plaintiffs regarding the delivery of announcements to them will be excluded from the class certification. In April 2003, defendants filed an answer to the amended complaint. In July 2003, defendants filed a motion for summary judgment on the grounds that plaintiffs' claims are barred by applicable statutes of limitations.

In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from 'statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as 'statutory employees,' or (b) remain subject to discharge from 'statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In March 2003, Equitable Life filed a motion to dismiss the complaint. In July 2003, the United States District Court for the Northern District of Illinois granted in part and denied in part Equitable Life's motion to dismiss the complaint, dismissing plaintiffs' claims for violation of 26 U.S.C. 3121 and breach of contract. Equitable Life has answered plaintiffs' remaining claim for violation of ERISA.

In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed against The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York, as a case related to the MALHOTRA action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940 based on Equitable Life's alleged failure to register as an investment company. According to the complaint, Equitable Life was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from Equitable Life on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts, restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by Equitable Life on those products, and an injunction against the payment of any dividends by Equitable Life to the Holding Company. In June 2003, Equitable Life filed a motion to dismiss the complaint.

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

In MILLER, in July, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. Also in July 2003, plaintiffs filed a motion for leave to file a third amended complaint ( "Third Amended Complaint" ). Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the Alliance Corporate Bond Fund, the AllianceBernstein Growth Fund, the Alliance Bernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust. The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven fund to Alliance and Alliance Bernstein Investment Research and Management, Inc. ("ABIRM"; formerly known as Alliance Fund Distributors, Inc.), respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. The case is currently in discovery. Alliance and ABIRM believe that plaintiffs' allegations in the Second Amended Complaint and proposed Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

The ENRON case is currently in discovery. Alliance believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

On August 9, 2003, the Securities and Exchange Board of India ordered that Samir Arora, a former research analyst/portfolio manager of Alliance, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. ("ACAML"), a fund management company 75% owned by Alliance. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance's stake in ACAML. Mr. Arora will have the opportunity to contest the findings in the order by filing objections and at a personal hearing scheduled for August 28, 2003. Alliance is reviewing this matter; at the present time, management of Alliance does not believe its outcome will have a material impact on Alliance's results of operations or financial condition, and AXA Financial's management does not believe its outcome will have a material impact on AXA Financial's consolidated results of operations or financial position.

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

                     None


Item 3.        Defaults Upon Senior Securities

                     None


Item 4.        Submission of Matters to a Vote of Security Holders

                     None


Item 5.        Other Information

                     None


                   Item 6. Exhibits and Reports on Form 8-K.

                (a) Exhibits

                  Number                   Description and Method of Filing
                --------------  -----------------------------------------------

                  31.1 Section 302 Certification made by the Registrant's Chief Executive Officer, filed herewith

                  31.2 Section 302 Certification made by the Registrant's Chief Financial Officer, filed herewith

                  32.1 Section 906 Certification made by the Registrant's Chief Executive Officer, filed herewith

                  32.2 Section 906 Certification made by the Registrant's Chief Financial Officer, filed herewith








                (b) Reports on Form 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 13, 2003            AXA FINANCIAL, INC.


                                    By:  /s/ Stanley B. Tulin
                                         ---------------------
                                         Name:    Stanley B. Tulin
                                         Title:   Vice Chairman of the Board and
                                                  Chief Financial Officer


Date:    August 13, 2003                 /s/ Alvin H. Fenichel
                                        -----------------------
                                         Name:    Alvin H. Fenichel
                                         Title:   Senior Vice President
                                                  and Controller