Form 10-Q
period 2003-09-30
AXA FINANCIAL INC
filed 2003-11-14
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2003          Commission File No. 1-11166
----------------------------------------        -------------------------------


                               AXA Financial, Inc.
                             -------------------
            (Exact name of registrant as specified in its charter)


   Delaware                                                   13-3623351
------------------------------                        --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1290 Avenue of the Americas, New York, New York                  10104
------------------------------------------------           ------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           (212) 554-1234
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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 14, 2003.

At November 14, 2003, 436,192,949 shares of the registrant's Common Stock were outstanding.


                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                            Page

PART I     FINANCIAL INFORMATION

Item 1:    Unaudited Consolidated Financial Statements
           o   Consolidated Balance Sheets, September 30, 2003 and
                 December 31, 2002........................................ 3
           o   Consolidated Statements of Earnings, Three Months and
                 Nine Months Ended September 30, 2003 and 2002............ 4
           o   Consolidated Statements of Shareholders' Equity,
                 Nine Months Ended September 30, 2003 and 2002............ 5
           o   Consolidated Statements of Cash Flows, Nine Months
                 Ended September 30, 2003 and 2002........................ 6
           o   Notes to Consolidated Financial Statements................. 7

Item 2:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ("Management Narrative")........... 24

Item 3:    Quantitative and Qualitative Disclosures About Market Risk*.... 30

Item 4:    Controls and Procedures........................................ 30

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings.............................................. 31

Item 2:    Changes in Securities.......................................... 31

Item 3:    Defaults Upon Senior Securities................................ 31

Item 4:    Submission of Matters to a Vote of Security Holders............ 31

Item 5:    Other Information.............................................. 31

Item 6:    Exhibits and Reports on Form 8-K............................... 31

SIGNATURES       ......................................................... 32



*Omitted pursuant to General Instruction H to Form 10-Q.

PART I FINANCIAL INFORMATION
          Item 1: Unaudited Consolidated Financial Statements.
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            September 30,        December 31,
                                                2003                 2002
                                            -------------       --------------
                                                     (In Millions)

ASSETS
Investments:
  Fixed maturities available for sale,
    at estimated fair value................. $ 28,922.8           $ 26,336.6
  Mortgage loans on real estate ............    3,534.5              3,746.2
  Equity real estate .......................      710.9                717.3
  Policy loans .............................    3,971.2              4,035.6
  Other equity investments .................      789.3                751.4
  Other invested assets ....................    1,031.6              1,331.6
                                             -----------          -----------
      Total investments ....................   38,960.3             36,918.7
Cash and cash equivalents ..................    1,887.1                501.7
Cash and securities segregated,
  at estimated fair value ..................    1,368.6              1,174.3
Broker-dealer related receivables ..........    1,952.1              1,446.2
Deferred policy acquisition costs ..........    6,160.7              5,801.0
Goodwill and other intangible assets, net ..    4,090.6              4,067.8
Amounts due from reinsurers ................    2,456.5              2,351.7
Loans to affiliates, at estimated
  fair value................................      419.7                413.0
Other assets ...............................    3,761.4              3,861.4
Separate Accounts assets ...................   48,583.8             39,012.1
                                             -----------          -----------

Total Assets ............................... $109,640.8           $ 95,547.9
                                             ===========          ===========

LIABILITIES
Policyholders' account balances ............ $ 25,308.1           $ 23,037.5
Future policy benefits and other
  policyholders liabilities.................   14,006.5             13,975.7
Broker-dealer related payables .............    1,153.6                735.2
Customers related payables .................    2,022.6              1,566.8
Short-term and long-term debt ..............    2,899.5              2,725.7
Federal income taxes payable ...............    1,815.7              1,568.5
Other liabilities ..........................    3,894.9              3,524.1
Separate Accounts liabilities ..............   48,459.9             38,883.8
Minority interest in equity of
  consolidated subsidiaries.................    1,255.0              1,301.0
Minority interest subject to
  redemption rights ........................      517.8                515.4
                                             -----------          -----------
      Total liabilities ....................  101,333.6             87,833.7
                                             -----------          -----------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Common stock, at par value .................        3.9                  3.9
Capital in excess of par value .............    1,098.0              1,087.6
Retained earnings ..........................    6,215.4              5,967.6
Accumulated other comprehensive income .....      989.9                655.1
                                              ----------          -----------
      Total shareholders' equity ...........    8,307.2              7,714.2
                                              ----------          -----------

Total Liabilities and Shareholders' Equity.. $109,640.8           $ 95,547.9
                                             ===========          ===========

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                            Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                            -------------------       ----------------
                                            2003           2002         2003       2002
                                           ------         ------        -----      ----
                                                           (In Millions)

REVENUES
Universal life and investment-type
  product policy fee income ............ $   347.8     $    323.0   $   997.8   $   994.2
Premiums ...............................     203.5          227.8       661.5       699.7
Net investment income ..................     586.7          600.9     1,792.1     1,785.8
Investment gains (losses), net .........       3.4          (75.3)      (93.2)      (88.2)
Commissions, fees and other income .....     745.4          827.9     2,138.3     2,572.5
                                         -----------   -----------  ----------  ----------
      Total revenues ...................   1,886.8        1,904.3     5,496.5     5,964.0
                                         -----------   -----------  ----------  ----------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits ................     391.9          582.5     1,271.1     1,632.0
Interest credited to policyholders'
  account balances .....................     245.0          244.6       723.0       739.7
Compensation and benefits ..............     408.5          394.2     1,260.5     1,216.3
Commissions ............................     210.4          140.4       580.7       435.8
Distribution plan payments .............      94.7           95.0       275.7       304.0
Amortization of deferred sales
  commissions...........................      52.5           56.2       157.8       174.0
Interest expense .......................      50.0           58.9       147.3       167.3
Amortization of deferred policy
  acquisition costs ....................     106.7           72.3       282.3       213.6
Capitalization of deferred policy
  acquisition costs.....................    (272.8)        (184.7)     (754.9)     (556.4)
Rent expense ...........................      48.7           49.9       143.6       146.9
Amortization of other intangible
  assets, net ..........................       6.3            6.0        18.8        18.1
Other operating costs and expenses .....     373.7          177.4       759.1       609.4
                                         -----------   -----------  ----------  ----------
 Total benefits and other deductions....   1,715.6        1,692.7     4,865.0     5,100.7
                                         -----------   -----------  ----------  ----------

Earnings from continuing operations
  before Federal income taxes and
  minority interest ....................     171.2          211.6       631.5       863.3
Federal income tax (expense) benefit ...     (53.0)         113.6      (163.8)      (48.8)
Minority interest in net income of
  consolidated subsidiaries ............      (9.2)         (62.5)     (120.7)     (220.4)
                                         -----------   -----------  ----------  ----------
Earnings from continuing operations ....     109.0          262.7       347.0       594.1

Earnings from discontinued operations,
  net of Federal income taxes ..........        .7           19.4          .8        19.0
Cumulative effect of accounting change,
  net of Federal income taxes ..........       --             --          --        (33.1)
                                         -----------   -----------  ----------  ----------
Net Earnings ........................... $   109.7     $    282.1   $   347.8   $   580.0
                                         ===========   ===========  ==========  ==========

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                   (UNAUDITED)

                                                   2003                 2002
                                                ---------             ---------
                                                        (In Millions)

SHAREHOLDERS' EQUITY

Common stock, at par value,
  beginning of year and end of period.........  $     3.9             $    3.9
                                                       -
                                                ----------            ----------

Capital in excess of par value,
  beginning of year as previously reported....    1,028.6              1,016.7
Prior period adjustment related to deferred
  Federal income taxes........................       59.0                 59.0
                                                ----------            ----------
Capital in excess of par value, beginning of
  year as restated............................    1,087.6              1,075.7
Other changes in additional capital in excess
  of par value................................       10.4                  6.8
                                                ----------            ----------
Capital in excess of par value,
  end of period...............................    1,098.0              1,082.5
                                                ----------            ----------

Retained earnings, beginning of year as
  previously reported.........................    5,805.5              5,601.9
Prior period adjustment related to deferred
  Federal income taxes........................      162.1                162.1
                                                ----------            ----------
Retained earnings, beginning of year as
  restated....................................    5,967.6              5,764.0
Net earnings..................................      347.8                580.0
Dividends on common stock.....................     (100.0)              (200.0)
                                                ----------            ----------
Retained earnings, end of period..............    6,215.4              6,144.0
                                                ----------            ----------

Accumulated other comprehensive income,
  beginning of year...........................      655.1                202.1
Other comprehensive income....................      334.8                318.0
                                                ----------            ----------
Accumulated other comprehensive income,
  end of period...............................      989.9                520.1
                                                ----------            ----------

Total Shareholders' Equity, End of Period.....  $ 8,307.2             $7,750.5
                                                ==========            ==========

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                   (UNAUDITED)

                                                               2003         2002
                                                              -------     -------
                                                                   (In Millions)

Net earnings ............................................. $    347.8   $   580.0
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Interest credited to policyholders'account balances...      723.0       739.7
    Universal life and investment-type product policy
      fee income .........................................     (997.8)     (994.2)
    Net change in broker-dealer customer related
      receivables/payables ...............................      236.6      (256.1)
    Investment losses, net ...............................       93.2        88.2
    (Increase) decrease in segregated cash and
      securities, net ....................................     (194.2)      267.2
    Change in deferred policy acquisition costs ..........     (472.6)     (342.8)
    Change in future policy benefits .....................      (84.5)      283.4
    Change in property and equipment .....................      (56.7)      (89.1)
    Change in Federal income tax payable .................       73.0       (61.5)
    Change in fair value of guaranteed minimum income
      benefit reinsurance contract .......................       58.0      (247.0)
    Minority interest in net income of consolidated
      subsidiaries .......................................      120.7       220.4
    Other, net ...........................................      628.0       176.0
                                                           -----------  -----------

Net cash provided by operating activities ................      474.5       364.2
                                                           -----------  -----------

Cash flows from investing activities:
  Maturities and repayments ..............................    3,343.3     2,057.7
  Sales ..................................................    3,694.1     6,510.3
  Purchases ..............................................   (8,813.6)   (9,738.4)
  Decrease (increase) in short-term investments ..........      356.8      (393.6)
  Other, net .............................................       31.6       210.0
                                                           -----------  -----------

Net cash used by investing activities ....................   (1,387.8)   (1,354.0)
                                                           -----------  -----------

Cash flows from financing activities: Policyholders' account balances:
    Deposits .............................................    4,615.1     3,308.2
    Withdrawals and transfers to Separate Accounts .......   (2,240.2)   (1,375.1)
  Net (decrease) increase in short-term financings .......      192.8        70.9
  Dividends paid on common stock .........................     (100.0)     (200.0)
  Other, net .............................................     (169.0)     (231.0)
                                                           -----------  -----------

Net cash provided by financing activities ................    2,298.7     1,573.0
                                                           -----------  -----------

Change in cash and cash equivalents ......................    1,385.4       583.2
Cash and cash equivalents, beginning of year .............      501.7       884.4
                                                           -----------  -----------

Cash and Cash Equivalents, End of Period ................. $  1,887.1   $ 1,467.6
                                                           ===========  ===========

Supplemental cash flow information
  Interest Paid .......................................... $    133.7   $   132.3
                                                           ===========  ===========
  Income Taxes Paid ...................................... $     92.5   $    91.8
                                                           ===========  ===========

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 8) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of AXA Financial for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The terms "third quarter 2003" and "third quarter 2002" refer to the three months ended September 30, 2003 and 2002, respectively. The terms "first nine months of 2003" and "first nine months of 2002" refer to the nine months ended September 30, 2003 and 2002, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

2) MERGER AGREEMENT

On September 17, 2003, the Holding Company and The MONY Group Inc. ("MONY") announced that their Boards of Directors had approved a transaction under which the Holding Company would acquire 100% of MONY in a cash transaction valued at approximately $1.5 billion. Under the terms of the merger agreement, MONY shareholders will receive $31.00 for each share of MONY common stock. The transaction is subject to MONY shareholder and certain regulatory approvals, and certain other conditions, and is expected to close in first quarter 2004.


3) PRIOR PERIOD ADJUSTMENT

A review by AXA Financial of Federal income tax assets and liabilities in second quarter 2003 identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2001 and 2002 has been reduced by $221.1 million, and the consolidated shareholders' equity as of such dates has been increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2000, 2001 and 2002, or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes". This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholders' equity as of January 1, 2002.

4) ACCOUNTING CHANGES

Effective January 1, 2002, AXA Financial changed its method of accounting for liabilities associated with variable annuity contracts that contain guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") features, to establish reserves for AXA Financial's estimated obligations associated with these features. The method was changed to achieve a better matching of revenues and expenses. The initial impact of adoption as of January 1, 2002 resulted in a charge of $33.1 million for the cumulative effect of this accounting change, net of Federal income taxes of $17.9 million, in the consolidated statements of earnings. Prior to the adoption of this accounting change, benefits under these features were expensed as incurred. The impact of this change was to decrease Earnings from continuing operations in third quarter 2002 by $78.7 million, net of Federal income taxes of $42.3 million, and decrease Earnings from continuing operations in the first nine months of 2002 by $156.7 million, net of Federal income taxes of $84.3 million.

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

5) NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". It addresses when it is appropriate to consolidate financial interests in any variable interest entity ("VIE"), a new term to define a business structure that either (i) does not have equity investors with voting or other similar rights or (ii) has equity investors that do not provide sufficient financial resources to support its activities. For entities with these characteristics, including many formerly known as special purpose entities, FIN No. 46 imposes a consolidation model that focuses on the relative exposures of the participants to the economic risks and rewards from the assets of the VIE rather than on ownership of its voting interests, if any, to determine whether a parent-subsidiary relationship exists. Under the VIE consolidation model, the party with a majority of the economic risks or rewards associated with a VIE's activities, including those conveyed by derivatives, credit enhancements, and other arrangements, is the "primary beneficiary" and, therefore, is required to consolidate the VIE.

Transition to the consolidation requirements of FIN No. 46 began in first quarter 2003, with immediate application to all new VIEs created after January 31, 2003, and was expected to be followed by application beginning in third quarter 2003 to all existing VIEs. However, in October 2003, the FASB deferred the latter transition date to December 31, 2003 and, likewise, extended the related transitional requirements to disclose if it is "reasonably possible" that a company will have a significant, but not necessarily consolidated, variable interest in a VIE when the consolidation requirements become effective.

At September 30, 2003, the Insurance Group's General Account had significant variable interests totaling $98.2 million. Variable interests totaling $40.5 million and $57.7 million are reflected in the consolidated balance sheets as fixed maturities (collateralized debt obligations) and other equity investments (principally, investment limited partnerships), respectively, and are subject to ongoing review for impairment in value. These variable interests and approximately $21.7 million of funding commitments to the investment limited partnerships at September 30, 2003 represent the Insurance Group's maximum exposure to loss from its direct involvement with these VIEs. The Insurance Group has no further economic interests in these VIEs in the form of related guarantees, derivatives or similar instruments and obligations. As a result of management's review and the FASB's implementation guidance to date, it is not likely that the Insurance Group will be required to consolidate these VIEs.

Management of Alliance has reviewed its investment management agreements, its investments in and other financial arrangements with certain entities which hold client assets under management of approximately $44 billion. These included certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures, to determine the entities that Alliance would be required to consolidate under FIN No. 46. As a result of its review, which is still ongoing, Alliance's management belives Alliance is not required to consolidate any VIEs created after January 31, 2003, but it is reasonably possible that Alliance will be required to consolidate one Offshore Fund, an investment in a joint venture arrangement including the joint venture's funds under management, and three hedge funds as of December 31, 2003. These entities have client assets under management totaling approximately $725 million. However, Alliance's total investment in these entities is approximately $1 million and its maximum exposure to loss is limited to its investments and prospective investment management fees. Consolidation of these entities would result in increases in Alliance's assets, principally investments, and in its liabilities, principally minority interests in consolidated entites, of approximatly $725 million at September 30, 2003. Alliance derives no direct benefit from client assets under management other than investment management fees and cannot utilize those assets in its operations.

Alliance has significant variable interests in certain other VIEs with approximately $11 billion in client assets under management. However, these VIEs do not require consolidation because it has been determined that Alliance is not the primary beneficiary. Alliance's maximum exposure to loss to these entities is limited to a nominal investment and to prospective investment management fees.

At December 31, 2003, AXA Financial is required by FIN No. 46 to consolidate those VIEs where it is determined to be the primary beneficiary, which includes consideration of the aggregate variable interests in these VIEs held by related parties. FIN No. 46 is highly complex and requires management to make significant estimates and judgments as to its application. Management's review is ongoing while the FASB is continuing to develop answers to implementation issues. It is not presently known whether AXA Financial will be required to consolidate or provide any disclosure for any additional VIEs.

6) INVESTMENTS

Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                         Nine Months Ended
                                                           September 30,
                                                           -------------

                                                       2003              2002
                                                     --------          --------
                                                          (In Millions)

Balances, beginning of year ........................  $  55.0         $   87.6
Additions charged to income ........................     10.2             26.4
Deductions for writedowns and asset dispositions ...    (10.2)            (9.1)
Deduction for transfer of held for sale real estate
   to held for production of income real estate ....    (31.5)              --
                                                      --------        ----------
Balances, End of Period ............................  $  23.5         $  104.9
                                                      ========        ==========

Balances, end of period comprise:
  Mortgage loans on real estate ....................  $  21.1         $   23.0
  Equity real estate ...............................      2.4             81.9
                                                      --------        ----------
Total ..............................................  $  23.5         $  104.9
                                                      ========        ==========

For the third quarters and first nine months of 2003 and of 2002, investment income is shown net of investment expenses of $45.8 million, $37.2 million, $156.1 million and $140.3 million, respectively.

As of September 30, 2003 and December 31, 2002, fixed maturities classified as available for sale had amortized costs of $26,705.5 million and $24,805.4 million, respectively. Other equity investments included trading securities having carrying values of $1.1 million and $1.1 million and costs of $2.4 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively, and other equity securities with carrying values of $40.1 million and $63.2 million and costs of $33.9 million and $61.4 million as of September 30, 2003 and December 31, 2002, respectively.

In the third quarters and first nine months of 2003 and of 2002, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $0 million, $(.3) million, $2.3 million and $.3 million were included in net investment income in the consolidated statements of earnings.

For the first nine months of 2003 and of 2002, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,656.6 million and $5,766.6 million, respectively. Gross gains of $82.7 million and $86.0 million and gross losses of $33.0 million and $137.0 million were realized on these sales for the first nine months of 2003 and of 2002, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $686.0 million during the first nine months of 2003, resulting in a balance of $2,217.2 million at September 30, 2003.

Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                September 30,       December 31,
                                                    2003                2002
                                                    ----                ----

                                                          (In Millions)

Impaired mortgage loans with investment
  valuation allowances ........................   $  166.8          $  111.8
Impaired mortgage loans without investment
  valuation allowances.........................       18.7              20.4
                                                  ---------         ---------
Recorded investment in impaired
  mortgage loans...............................      185.5             132.2
Investment valuation allowances ...............      (21.1)            (23.4)
                                                  ---------         ---------
Net Impaired Mortgage Loans ...................   $  164.4          $  108.8
                                                  =========         =========

During the first nine months of 2003 and 2002, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $169.3 million and $141.7 million. Interest income recognized on these impaired mortgage loans totaled $8.8 million and $7.5 million for the first nine months of 2003 and 2002, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2003 and December 31, 2002, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $147.6 million and $91.1 million.

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

Summarized financial information for the Closed Block is as follows:

                                                  September 30,     December 31,
                                                     2003              2002
                                                     ----              ----
                                                          (In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders' account
  balances and other............................. $  8,970.0        $  8,997.3
Policyholder dividend obligation ................      300.6             213.3
Other liabilities ...............................      139.6             134.6
                                                  ----------        -----------
Total Closed Block liabilities ..................    9,410.2           9,345.2
                                                  ----------        -----------
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale,
  at estimated fair value (amortized cost
  $5,032.9 and $4,794.0) ........................    5,465.5           5,098.4
Mortgage loans on real estate ...................    1,343.3           1,456.0
Policy loans ....................................    1,398.7           1,449.9
Cash and other invested assets ..................       94.8             141.9
Other assets ....................................      197.6             219.9
                                                  ----------        -----------
 Total assets designated to the Closed Block ....    8,499.9           8,366.1
                                                  ----------        -----------
 Excess of Closed Block liabilities over assets
  designated to the Closed Block ................      910.3             979.1
Amounts included in accumulated other
  comprehensive income:
     Net unrealized investment gains, net of deferred Federal income taxes of
       $46.2 and $31.8 and policyholder dividend
       obligation of $300.6 and $213.3 ..........       85.7              59.1
                                                  ----------        -----------

Maximum Future Earnings To Be Recognized From
   Closed Block Assets and Liabilities .......... $    996.0        $  1,038.2
                                                  ==========        ===========

Closed Block revenues and expenses were as follows:

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                               -------------           -------------

                                             2003         2002       2003          2002
                                             ----         ----       ----          ----

                                                          (In Millions)
REVENUES:
Premiums and other income ..............   $  118.1     $  126.8    $ 378.0     $  404.2
Investment income (net of investment
  expenses of $.3, $.9, $2.0 and $4.6)..      138.1        144.8      416.6        436.8
Investment losses, net .................      (10.6)       (12.4)     (40.7)       (32.2)
                                           ---------    ---------   --------    ----------
Total revenues .........................      245.6        259.2      753.9        808.8
                                           ---------    ---------   --------    ----------

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders' benefits and dividends ..      215.0        235.7      674.6        735.0
Other operating costs and expenses .....        4.5          4.5       12.9         14.0
                                           ---------    ---------   --------    ----------
Total benefits and other deductions ....      219.5        240.2      687.5        749.0
                                           ---------    ---------   --------    ----------

Net revenues before Federal income
   taxes ...............................       26.1         19.0       66.4         59.8
Federal income taxes ...................       (9.4)        (7.7)     (24.2)       (24.3)
                                           ---------    ---------   --------    ----------
Net Revenues ...........................   $   16.7     $   11.3    $  42.2     $   35.5
                                           =========    =========   ========    ==========

Reconciliation of the policyholder dividend obligation is as follows:

                                                   Nine Months Ended
                                                     September 30,
                                                     -------------

                                               2003                2002
                                               ----                ----
                                                      (In Millions)

Balances, beginning of year................  $  213.3           $    47.1
Unrealized investment gains................      87.3               163.3
                                             --------           ---------
Balances, End of Period....................  $  300.6           $   210.4
                                             ========           ==========

8) OTHER DISCONTINUED OPERATIONS

Summarized financial information for Other Discontinued Operations follows:

                                            September 30,        December 31,
                                                2003                2002
                                                ----                ----
                                                       (In Millions)
BALANCE SHEETS
Fixed maturities, available for sale,
 at estimated fair value
 (amortized cost $651.2 and $677.8) ....... $    727.9               $   722.7
Equity real estate ........................      198.1                   203.7
Mortgage loans on real estate .............       67.2                    87.5
Other equity investments ..................        8.1                     9.4
Other invested assets .....................         .2                      .2
                                            ----------               ---------
     Total investments ....................    1,001.5                 1,023.5
Cash and cash equivalents .................       50.7                    31.0
Other assets ..............................      125.2                   126.5
                                            ----------               ---------
Total Assets .............................. $  1,177.4               $ 1,181.0
                                            ==========               =========

Policyholders liabilities ................. $    889.1               $   909.5
Allowance for future losses ...............      183.4                   164.6
Other liabilities .........................      104.9                   106.9
                                            ----------               ---------
Total Liabilities ......................... $  1,177.4               $ 1,181.0
                                            ==========               =========

                                              Three Months Ended          Nine Months Ended
                                               September 30,                September 30,
                                           ----------------------      -----------------------

                                              2003         2002          2003        2002
                                              ----         ----          ----        ----
                                                                   (In Millions)
STATEMENTS OF EARNINGS
Investment income (net of investment
  expenses of $4.4, $4.3, $15.8
  and $13.8) .............................. $  18.1      $  16.3       $  54.2      $ 56.9
Investment gains, net .....................     1.7          6.1           1.9        44.7
Policy fees, premiums and other income ....    --             --            --          .2
                                            --------     --------      --------     -------
Total revenues ............................    19.8         22.4          56.1       101.8

Benefits and other deductions .............    23.3         27.1          69.7        74.9
(Losses charged) earnings credited to
  allowance for future losses .............    (3.5)        (4.7)        (13.6)       26.9
                                            --------     --------      --------     -------
Pre-tax results from operations ...........    --             --           --           --
Pre-tax earnings from releasing the
   allowance for future losses ............     1.0         29.9           1.2        29.2
Federal income tax expense ................     (.3)       (10.5)          (.4)      (10.2)
                                            --------     --------      --------     -------
Income  from Other Discontinued
   Operations ............................. $    .7      $  19.4       $    .8      $ 19.0
                                            ========     ========      ========     =======

AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of Other Discontinued Operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a strengthening or release of allowance in each of the periods presented above.

Management believes the allowance for future losses at September 30, 2003 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

Valuation allowances of $4.4 million and $4.9 million on mortgage loans on real estate were held at September 30, 2003 and December 31, 2002, respectively.


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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2003:

                                                  GMDB           GMIB        Total
                                                  ----           ----        -----

                                                          (In Millions)

Balance at December 31, 2002 ............      $  128.4       $  117.5     $ 245.9
  Paid guarantee benefits ...............         (54.4)          --         (54.4)
  Other changes in reserve ..............          14.1          (33.2)      (19.1)
                                               ---------      ---------    --------
Balance at September 30, 2003 ...........      $   88.1       $   84.3     $  172.4
                                               =========      =========    =========

 Related GMDB reinsurance ceded amounts were:

                                                                            GMDB
                                                            -------------
                                                            (In Millions)

Balance at December 31, 2002 ...............................  $  21.5
  Paid guarantee benefits ceded ............................    (15.0)
  Other changes in reserve .................................     14.0
                                                              ---------
Balance at September 30, 2003 ..............................  $  20.5
                                                              =========

The GMIB reinsurance contracts are considered derivatives and are reported at fair value. At September 30, 2003 AXA Financial had the following variable contracts with guarantees. Note that since AXA Financial's variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                            Return
                                              of
                                           Premium       Ratchet       Roll-Up      Combo       Total
                                           -------       -------       -------      -----       -----

                                                            (Dollars In Millions)
GMDB:
  Account value (1) .................   $  25,004     $  4,817        $ 7,362     $ 4,894      $ 42,077
  Net amount at risk, gross .........   $   3,357     $  1,248        $ 2,554     $    36      $  7,195
  Net amount at risk, net of amounts
    reinsured .......................   $   3,352     $    846        $ 1,571          36      $  5,805
  Average attained age of
    contractholders .................        49.6         59.4           61.5        59.8         51.7
  Percentage of contractholders
    over age 70 .....................        7.1%        20.6%          25.4%       20.2%        10.1%
  Range of guaranteed minimum return
    rates ...........................        N/A          N/A             3-6%        3-6%        N/A

GMIB:
  Account value (2) .................        N/A          N/A         $ 5,320     $ 6,861      $ 12,181
  Net amount at risk, gross .........        N/A          N/A         $   859     $   --       $    859
  Net amount at risk, net of amounts
    reinsured .......................        N/A          N/A         $   224     $   --       $    224
  Weighted average years remaining
    until annuitization .............        N/A          N/A             4.9        10.0           7.2
  Range of guaranteed minimum return
    rates ...........................        N/A          N/A             3-6%       3-6%           3-6%

(1) Included General Account balances of $11,430 million, $204 million, $211 million and $480 million, respectively, for a total of $12,325 million.
(2) Included General Account balances of $3 million and $693 million, respectively, for a total of $696 million.

For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.

For contracts with the GMIB feature, the net amount at risk in the event of annuitization is defined as the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

In third quarter 2003, Equitable Life initiated a program to hedge certain risks associated with the GMDB feature of the Accumulator series of annuity products sold beginning April 2002 with a total account value and net amount at risk of $10,752 million and $57 million, respectively, at September 30, 2003. This hedging program currently utilizes exchange-traded, equity-based futures contracts and requires dynamic management of those positions to minimize the economic impact of unfavorable changes in GMDB exposure attributable to movements in the equity markets.

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

11) STOCK APPRECIATION RIGHTS

Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded an increase (reduction) in the related Stock Appreciation Rights liability of $.5 million and $(1.8) million for third quarters 2003 and 2002, and $.7 million and $(11.4) million for the first nine months of 2003 and 2002, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the change in the market value of AXA ADRs for the respective periods ended in September 30, 2003 and 2002.

12) LITIGATION AND REGULATION

LITIGATION

New material legal proceedings and material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2002 are described below:

In MCEACHERN, in March 2003, the parties settled the individual claims of the plaintiffs and the action was dismissed with prejudice.

In MALHOTRA, in April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment. In May 2003, the defendants filed a motion to dismiss the second amended complaint and that motion is currently pending.

All of the Mississippi Actions, including the agents' cross-claims, have been settled and dismissed with prejudice.

In FISCHEL, in May 2003, plaintiffs' motion for an award of additional legal fees from the settled claim settlement fund was denied by the District Court. In May 2003, plaintiffs filed a notice of appeal from that order.

In HIRT, in March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. The parties agreed that the new individual claims of the five named plaintiffs regarding the delivery of announcements to them would be excluded from the class certification. In April 2003, defendants filed an answer to the amended complaint. By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula. In July 2003, defendants filed a motion for summary judgment on the grounds that plaintiffs' claims are barred by applicable statutes of limitations. In October 2003, the District Court denied that motion.

In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In March 2003, Equitable Life filed a motion to dismiss the complaint. In July 2003, the United States District Court for the Northern District of Illinois granted in part and denied in part Equitable Life's motion to dismiss the complaint, dismissing plaintiffs' claims for violation of 26 U.S.C. 3121 and breach of contract. Equitable Life has answered plaintiffs' remaining claim for violation of ERISA. The case is currently in discovery.

In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed against The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York, as a case related to the Malhotra action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940 based on Equitable Life's alleged failure to register as an investment company. According to the complaint, Equitable Life was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from Equitable Life on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts; restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by Equitable Life on those products, and an injunction against the payment of any dividends by Equitable Life to the Holding Company. In June 2003, Equitable Life filed a motion to dismiss the complaint and that motion is currently pending.

Between September and October 2003, ten substantially similar putative class action lawsuits were filed against AXA Financial (and in some cases AIMA Acquisition Co., a wholly owned subsidiary of AXA Financial ("AIMA")), The MONY Group Inc. ("MONY") and MONY's directors in the Court of Chancery of the State of Delaware in and for New Castle County, entitled BEAKOVITZ V. AXA FINANCIAL, INC., ET AL.; BELODOFF V. THE MONY GROUP INC., ET AL.; BRIAN V. THE MONY GROUP INC., ET AL.; BRICKLAYERS LOCAL 8 AND PLASTERERS LOCAL 233 PENSION FUND V. THE MONY GROUP, INC., ET AL.; CANTOR V. THE MONY GROUP INC., ET AL.; E.M. CAPITAL, INC. V. THE MONY GROUP INC., ET AL.; GARRETT V. THE MONY GROUP INC., ET AL.; LEBEDDA V. THE MONY GROUP INC., ET AL.; MARTIN V. ROTH, ET AL.; AND MUSKAL V. THE MONY GROUP INC., ET AL.. The complaints in these actions, all of which purport to be brought on behalf of a class consisting of all MONY stockholders, excluding the defendants and their affiliates, challenge the proposed merger of MONY into AIMA and allege, among other things, that the $31.00 cash price per share to be paid to MONY stockholders in connection with the proposed merger is inadequate and that MONY's directors breached their fiduciary duties in negotiating and approving the merger agreement. The complaints also allege that AXA Financial, and in some cases AIMA, aided and abetted the alleged breaches of fiduciary duty by MONY's directors. The complaints seek various forms of relief, including damages and injunctive relief that would, if granted, prevent completion of the merger. In September 2003, a joint motion was filed on behalf of plaintiffs in six of the Delaware actions seeking to consolidate all actions. In November 2003, the Court of Chancery signed an order consolidating the actions. Also in November 2003, plaintiffs served a consolidated amended complaint. Pursuant to stipulation, defendants must answer or otherwise move against the complaint within 20 days of service.

In addition, AXA Financial, MONY and MONY's directors have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled LAUFER V. THE MONY GROUP, ET AL. AND NORTH BORDER INVESTMENTS V. BARRETT, ET AL.. The complaints in these actions contain allegations substantially similar to those in the Delaware cases, and likewise purport to assert claims for breach of fiduciary duty against MONY's directors and for aiding and abetting a breach of fiduciary duty against AXA Financial. The complaints in these actions also purport to be brought on behalf of a class consisting of all MONY stockholders, excluding the defendants and their affiliates, and seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. The parties in each of these actions have agreed to extend defendants' time to answer.

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

In MILLER, in July 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. Also in July 2003, plaintiffs filed a motion for leave to file a third amended complaint ("Third Amended Complaint"). Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust. The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance and AllianceBernstein Investment Research and Management, Inc. ("ABIRM"; formerly known as Alliance Fund Distributors, Inc.), respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. In September 2003, Alliance and ABIRM moved to dismiss the Third Amended Complaint. The case is currently in discovery. Alliance and ABIRM believe that plaintiffs' allegations in the Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

In ENRON, a First Amended Consolidated Complaint ("Amended Consolidated Complaint"), with substantially identical allegations as to Alliance, was filed in May 2003. Alliance filed its answer in June 2003. In May 2003, plaintiffs filed an Amended Motion for class certification. In October 2003, following the completion of class discovery, Alliance filed its opposition to class certification. The case is currently in discovery. Alliance believes the allegations in the Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

In JAFFE, in October 2003, the plaintiffs filed a motion for leave to file an amended complaint ("First Amended Complaint"). The proposed First Amended Complaint seeks to drop plaintiff's claim under Section 36 (b) of the ICA and seeks to add claims against Alliance and Alfred Harrison for negligence and negligent misrepresentation. Alliance and Alfred Harrison believe that plaintiff's allegations in the Jaffe Complaint and the proposed First Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

In the SBA Complaint, in November 2003, the SBA filed a motion for leave to file an amended complaint ("Amended Complaint"). The Amended Complaint alleges that Alliance breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not rated "1 rated," the highest rating that Alliance's research analysis could assign. The SBA also seeks to add claims for negligent supervision and common law fraud. The case is currently in discovery. Alliance believes the SBA's allegations in the SBA Complaint and the proposed Amended Complaint are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial position.

In August 2003, the Securities and Exchange Board of India ("SEBI") ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. ("ACAML"), a fund management company 75% owned by Alliance. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance's stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held on August 28, 2003. In September 2003, SEBI issued an order confirming its previous order against Mr. Arora. In October 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal. Alliance is reviewing this matter and, at the present time, management of Alliance does not believe its outcome will have a material impact on Alliance's results of operations or financial condition, and AXA Financial's management does not believe its outcome will have a material impact on AXA Financial's consolidated results of operations or financial position.

In September 2003, SEBI issued to Alliance a show cause notice and finding of investigation (the "Notice"). The Notice requires Alliance to explain its failure to make a disclosure filing as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance's local Indian mutual fund. Regulation 7 of SEBI Regulations, 1997, Regulation 13 of SEBI and Regulation 1992 and Section 15A of the SEBI Act require that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%). In October 2003, Alliance responded to the Notice. At the present time, management of Alliance does not believe the outcome of this matter will have a material impact on Alliance's results of operations or financial condition and AXA Financial's management does not believe its outcome will have a material impact on AXA Financial's consolidated results of operations or financial position.

In October 2003, a purported class action complaint entitled ERB ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois against Alliance. Plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund ("Fund"), alleges that Alliance breached unidentified provisions of the Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for the Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance's analysts could assign. Plaintiff alleges that Alliance impermissibly purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance made for the Fund over the past ten years, as well as an unspecified amount of damages. Alliance has not yet responded to the Erb Complaint. Alliance believes the plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition, and AXA Financial's management is unable to estimate the impact, if any, that the outcome of this litigation may have on its consolidated results of operations or financial position.

In October 2003, a putative class action complaint entitled HINDO ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND ET AL. ("Hindo Complaint") was filed against Alliance, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds ("AllianceBernstein Funds"), Gerald Malone and Charles Schaffran (the "Alliance defendants"), and certain other defendants not affiliated with Alliance. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in late trading and market timing of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance, including recovery of all fees paid to Alliance pursuant to such contracts. Between October 3 and November 13, 2003, twenty-one additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance and certain other defendants. AXA Financial is named as a defendant in twenty of the twenty-two lawsuits. These lawsuits include the Hindo Complaint and the following lawsuits:

a) Fifteen of the lawsuits were brought as class actions filed in Federal court (thirteen in the United States District Court for the Southern District of New York, and two in the United States District Court for the District of New Jersey). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act and the Advisers Act, as well as claims under Sections 36(a) and 36(b) of the ICA and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except two class actions, brought on behalf of persons who participated in Alliance's Profit Sharing Plan, which alleges claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974. AXA Financial is named as a defendant in thirteen of these lawsuits, as follows: AXA Financial is named as a defendant in eleven of these lawsuits as a control person of Alliance and the AllianceBernstein Funds, pursuant to Section 15 of the Securities Act of 1933; and with respect to the two class actions brought on behalf of persons who participated in Alliance's Profit Sharing Plan, AXA Financial is named as a defendant as a Plan fiduciary.

b) A sixteenth class action was brought in state court in New York by an alleged shareholder of an AllianceBernstein Fund. This lawsuit alleges claims under common law and names AXA Financial as a defendant as a control person of Alliance.

c) Three lawsuits were brought as derivative actions filed in Federal court alleging claims under Section 36(b) of the ICA, the Exchange Act or common law. Two of these actions were filed in the United States District Court for the Eastern District of New York, and one in the United States District Court for the District of New Jersey. These actions were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds. AXA Financial is named as a defendant as a control person of Alliance.

d) A fourth derivative action was brought in state court in New York by an alleged unitholder of Alliance Holding. The action was brought derivatively on behalf of Alliance Holding, alleging a claim for breach of fiduciary duty based on allegations that defendants failed to prevent late trading and market timing of AllianceBernstein Fund securities. AXA Financial is named as a defendant as a control person of Alliance. Further, on October 17, 2003, Alliance Holding received a letter from counsel for a different alleged Alliance Holding unitholder, alleging that certain directors and officers of Alliance Holding breached their fiduciary duties by knowingly participating in or approving market timing trades of shares of the AllianceBernstein Technology Fund. The letter demands that the Board of Directors of Alliance Holding take action to remedy these alleged breaches by commencing a civil action against each of the officers and directors named in the letter to recover damages sustained by Alliance Holding as a result of the alleged breaches.

e) A lawsuit was filed in Superior Court for the State of California, County of Los Angeles alleging claims under Sections 17200 and 17303 of the California Business & Professional Code. Pursuant to these statutes, the action was brought on behalf of members of the general public of the State of California based on a claim that late trading and market timing activity amounted to an unfair business practice. AXA Financial is named as a defendant as a control person of Alliance.

All of these lawsuits seek an unspecified amount of damages. At the present time, management of Alliance and Alliance Holding are unable to estimate the impact, if any, that the outcome of these actions may have on Alliance's or Alliance Holding's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of these actions may have on its consolidated results of operations or financial position.

As discussed above, private plaintiffs have sued Alliance in lawsuits alleging among other things that late trading and market timing damaged these plaintiffs. More lawsuits making similar allegations against Alliance may be filed.

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

Regulation

Mutual Fund Investigations.
As has been publicly reported, the SEC and the Office of the New York State Attorney General ("NYAG") are investigating practices in the mutual fund industry identified as "market timing" and "late trading" of mutual fund shares. Alliance is currently under investigation by these regulators for matters relating to market timing transactions in shares of certain mutual funds sponsored by Alliance. Certain other regulatory authorities are also conducting investigations into these practices within the industry and have requested that Alliance provide information to them.

Alliance has been cooperating with all of these authorities and has been conducting its own internal investigation into these matters.

In addition, as discussed in "Litigation" above, numerous private plaintiff lawsuits have been filed against Alliance making a variety of allegations relating to market timing and late trading.

Appointment of the Special Committee - On September 29, 2003, the board of directors of ACMC, the general partner of Alliance, appointed a special committee (the "Special Committee") consisting of all of ACMC's independent directors to direct and oversee a comprehensive review of the facts and circumstances relating to the issues being investigated by the SEC and the NYAG. The Special Committee is authorized to retain such advisers as it deems necessary to assist it in the performance of its duties, and it has retained its own legal counsel to participate in the internal investigation and to report separately to the Special Committee.

Status of SEC and NYAG Investigations - Since late August, 2003, Alliance has received multiple requests for information concerning these matters from the SEC, the NYAG and other regulatory authorities. Upon receiving the initial request, Alliance commenced its own internal investigation. As the internal investigation has proceeded, Alliance has provided to the SEC and NYAG a large number of documents and other information developed in its internal investigation and has produced firm personnel for interviews and testimony.

As part of the SEC's investigation, on October 31, 2003, Alliance received a WELLS notice from the SEC informing it that the staff of the SEC intended to recommend that an enforcement action be brought against Alliance based on alleged violations of various provisions of the Federal securities laws in connection with market timing transactions. On November 10, 2003, in the context of the ongoing discussions between Alliance and the SEC and NYAG, the SEC staff accepted a request from counsel to the Special Committee that the SEC suspend its WELLS notice, subject to possible reinstatement on short notice. Although discussions are continuing between Alliance (with active participation by the Special Committee) and the SEC and the NYAG, the WELLS notice may be reinstated and enforcement action may be brought by the SEC and the NYAG against Alliance at any time.

Initial Results of Internal Investigation, Activities of the Special Committee and other Remedial Actions - To date, Alliance's internal investigation has revealed that Alliance maintained relationships with certain investors who were permitted to engage in market timing trades in certain domestic mutual funds sponsored by Alliance in return for or in connection with making investments (which were not actively traded) in other Alliance products, including hedge funds and mutual funds, for which it receives advisory fees ("Market Timing Relationships"). Alliance believes that these Market Timing Relationships created conflicts of interest and that certain of the trades made pursuant to these relationships had an adverse effect on some of its mutual fund shareholders. These matters are the subject of the ongoing internal investigation.

In one Market Timing Relationship involving permission granted to a third party to execute market timing transactions in the AllianceBernstein Technology Fund (the "Technology Fund") in return for the third party's investment in an Alliance hedge fund, a conflict of interest arose because the same portfolio manager managed both the Technology Fund and the hedge fund. The portfolio manager allowed the third party to continue market timing transactions in the Technology Fund beyond the time when that portfolio manager recognized that such transactions were disruptive and possibly causing harm to other shareholders, and subsequently acknowledged that he believed that such market timing transactions had adversely affected the performance of the Technology Fund. In late September, 2003, Alliance suspended the Technology Fund portfolio manager and a second employee who was involved in selling Alliance hedge fund products and was aware of the Market Timing Relationship with the third party. Alliance has since ended the employment of both individuals.

Since its appointment, the Special Committee has participated in numerous meetings and discussions of these matters, has actively directed the internal investigation, and has made recommendations which in each case have been implemented. In addition, at a special meeting of Alliance's board of directors held on November 9, 2003, the Special Committee requested, and was granted, authority to direct and oversee a broad review of the corporate governance structure, policies and practices of Alliance and its mutual fund business, and an examination of the extent of harm to shareholders in Alliance mutual funds arising from inappropriate market timing transactions allowed by Alliance and the appropriate restitution of such harm.

Following the recommendation of the Special Committee, Alliance requested and received, on November 10, 2003, the resignations of John D. Carifa from his position as President, Chief Operating Officer and Director of Alliance and as the Chairman of the Board of its sponsored mutual funds, and of Michael J. Laughlin as Chairman of ABIRM. Resignations were requested from these individuals because they had supervisory responsibility for Alliance's mutual fund business and had sufficient knowledge of certain market timing activities to conclude they were inappropriate and had the potential to adversely affect the funds and failed to take appropriate supervisory action. Other employees of ABIRM have been and will be asked to resign.

In addition to these personnel actions and the other activities of the Special Committee, Alliance has undertaken additional remedial actions. These actions include:

   o The institution of a substantially strengthened program applicable to Alliance sponsored mutual funds designed to detect and block material market timing or short duration trading.
   o The amendment of Alliance's dealer agreements to require each dealer to represent that it has the necessary policies and procedures to ensure that no trades are taken after the close of the stock market.
   o The elevation of Alliance's Legal and Compliance Department to an executive function, reporting directly to the chief executive officer.
   o The engagement of special outside counsel to undertake a full-scale review of Alliance's compliance systems, procedures and controls in its asset management business.

The Special Committee is just beginning to review the corporate governance structure, policies and practices of Alliance and its mutual fund business. In addition, Alliance's internal investigation is ongoing and may identify additional matters requiring remedial action. Alliance may undertake further remedial action, either at the recommendation of the Special Committee or upon its own initiative.

Possible Outcomes and Risks - Any resolution of Alliance's involvement in market timing and the related SEC and NYAG investigations and private lawsuits is likely to include, but not be limited to, sanctions, penalties, appropriate restitution to mutual fund shareholders and structural changes in the governance of Alliance's mutual fund business. Alliance is committed to full restitution of the adverse effects that inappropriate market timing transactions allowed by Alliance had on the shareholders of its sponsored mutual funds. As discussed above, the board of directors of Alliance has authorized the Special Committee to conduct a broad examination of such adverse effects and appropriate restitution.

In the event that charges are filed against Alliance in connection with this matter, there is a risk, depending on the nature of the charges and their ultimate resolution, that Alliance and its affiliates (including Equitable Life, AXA Advisors and AXA Distributors) could have their respective qualifications to act as an investment adviser, and their broker-dealer and certain other of their other licenses and registrations, revoked or suspended.

In addition, because most Alliance mutual fund transactions are cleared and settled through financial intermediaries, it is likely that one or more of these intermediaries submitted improper "late trade" transactions to Alliance.

Investors in Alliance's mutual funds may choose to redeem their investments from funds or products managed by Alliance. This may require the funds to sell investments held by those funds to provide for sufficient liquidity and could also have an adverse effect on the investment performance of the funds.

In addition, Alliance's reputation could suffer as a result of the issues related to the market timing of mutual fund shares. Alliance's business is based on public trust and confidence and any damage to that trust and confidence could cause assets under management to decline.

Increased redemptions of mutual fund shares or reductions in assets managed by Alliance for institutional or private clients, whether caused by specific concerns relating to market timing or by more general reputational damage, would reduce the management fees Alliance earns and have an adverse effect on results of operations. In addition, any increase in redemptions of back-end load shares could contribute to the creation of an impairment condition as to Alliance's deferred sales commission asset and the recognition of a loss.

Based on the latest information available to it, management of Alliance decided to record a $190 million charge to income for third quarter 2003 in connection with the matters discussed above under "Litigation" and "Regulation." Management of Alliance, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

13) BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.


                                     Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                       -------------                -------------

                                      2003          2002           2003            2002
                                      ----          ----           ----            ----

                                                      (In Millions)

Segment revenues:
Financial Advisory/Insurance ..... $ 1,207.3    $  1,274.7      $  3,573.8    $  3,926.8
Investment Management ............     698.2         650.6         1,974.4       2,096.9
Consolidation/elimination ........     (18.7)        (21.0)          (51.7)        (59.7)
                                   ----------   -----------     -----------   -----------
Total Revenues ................... $ 1,886.8    $  1,904.3      $  5,496.5    $  5,964.0
                                   ==========   ===========     ===========   ===========

Segment earnings from continuing operations before Federal income taxes and minority interest:
Financial Advisory/Insurance ..... $   169.9    $    103.0      $   404.3      $   463.9
Investment Management ............       1.3         108.6          227.2          399.4
                                   ----------   -----------     -----------   -----------
Total Earnings from Continuing
  Operations before Federal Income
  Taxes and Minority Interest .... $   171.2     $   211.6      $   631.5      $   863.3
                                   ==========   ===========     ===========   ===========


                                                 September 30,      December 31,
                                                     2003              2002
                                                     ----              ----

                                                           (In Millions)

Assets:
Financial Advisory/Insurance ..............     $   94,094.4       $  81,036.0
Investment Management .....................         15,497.5          14,467.9
Consolidation/elimination .................             48.9              44.0
                                                ------------       ------------
Total Assets ..............................     $  109,640.8       $  95,547.9
                                                ============       ============


14) STOCK-BASED COMPENSATION

AXA Financial continues to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Stock-based employee compensation expense is not reflected in the statement of earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income had compensation expense as related to awards under AXA Financial's option plans been determined based on SFAS No. 123's fair value based method:

                                           Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                            ---------------              ---------------

                                          2003           2002           2003          2002
                                          ----           ----           ----          ----
                                                            (In Millions)

Net earnings as reported...............  $ 109.7       $ 282.1       $  347.8     $ 580.0
Less: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of Federal income tax
  benefit .............................    (11.4)        (10.4)         (32.5)      (28.0)
                                         --------      --------      ---------    --------

Pro Forma Net Earnings.................  $  98.3       $ 271.7       $  315.3     $ 552.0
                                         ========      ========      =========    ========

15) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for third quarters 2003 and 2002 and the first nine months of 2003 and of 2002 are as follows:

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                               -------------           -------------

                                             2003          2002       2003          2002
                                             ----          ----       ----          ----

                                                                   (In Millions)

Net earnings ..............................  $  109.7     $ 282.1     $  347.8     $  580.0
                                             ---------    --------    --------     --------

Change in unrealized (losses), gains
  net of reclassification adjustment ......    (194.4)      278.7        329.4        318.0

Minimum pension liability adjustment ......     --           --            5.4          --
                                             ---------    --------    --------     --------
Other comprehensive (loss) income .........    (194.4)      278.7        334.8        318.0
                                             ---------    --------    --------     --------

Comprehensive (Loss) Income ...............  $  (84.7)    $ 560.8     $  682.6     $  898.0
                                             =========    ========    ========     ========

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


CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Earnings from continuing operations before Federal income taxes and minority interest were $631.5 million for the first nine months of 2003, a decrease of $231.8 million from the 2002 period, with $59.6 million lower earnings reported by the Financial Advisory/Insurance segment and $180.2 million lower earnings for the Investment Management segment. Net earnings for AXA Financial totaled $347.8 million for the first nine months of 2003, down $232.2 million from the 2002 period. Net earnings for the 2002 period included a $33.1 million charge for the cumulative effect of AXA Financial's change in the method of accounting for liabilities associated with variable annuity contracts with GMDB/GMIB features and a $144.3 million benefit resulting from the favorable treatment of certain tax matters related to Separate Account investment activity during the 1997-2001 tax years and a settlement with the IRS with respect to such tax matters for the 1992-1996 tax years.

Revenues. Total revenues for the first nine months of 2003 were $5.50 billion, a decrease of $467.5 million from the 2002 period, as revenues for both the Financial Advisory/Insurance and Investment Management segments declined as compared to the first nine months of 2002.

Premiums declined $38.2 million to $661.5 million, reflecting a lower level of renewal premiums on traditional insurance products. Policy fee income was $997.8 million, $3.6 million higher than in the 2002 period, largely due to higher average Separate Account balances resulting from positive net cash flows substantially offset by market depreciation in 2002 and first quarter 2003.

Net investment income increased $6.3 million to $1.79 billion, reflecting a higher level of assets in the General Account and $16.5 million of unrealized appreciation on interest rate swap contracts entered into in second quarter 2003 partially offset by lower yields due to lower reinvestment rates. Higher short-term investment positions in the General Account were maintained during 2003 pending investment into longer-term securities, meeting our investment parameters, which support underlying life and annuity products.

Investment losses, net totaled $93.2 million in the 2003 period compared to $88.2 million in the first nine months of 2002 principally due to the absence of a $96.8 million gain on the sale of one real estate property in 2002 substantially offset by lower net losses on fixed maturities in the 2003 period. Net losses on fixed maturities were $121.3 million for the first nine months of 2003 as compared to $183.5 million in the 2002 period.

There was a $434.2 million decline in commissions, fees and other income to $2.14 billion in the first nine months of 2003 from $2.57 billion in the 2002 period. The $130.1 million lower fees in the Investment Management segment were primarily due to the $73.1 million decrease in Alliance's investment advisory and services fees to $1.34 billion resulting from lower average AUM and a decrease in commissions due to lower brokerage transaction volume. Distribution revenues at Alliance were $321.3 million in the first nine months of 2003, $42.0 million lower than in the comparable 2002 period primarily due to lower average mutual fund AUM. When compared to the first nine months of 2002, there was a $26.8 million decrease in revenues from institutional research services due generally to lower transaction volume and reduced prices paid for brokerage transactions. The decrease of $306.7 million in the Financial Advisory/Insurance segment in the first nine months of 2003 was primarily due to a decrease of $58.0 million in the fair value of the GMIB reinsurance contracts in 2003 as compared with the $247.0 million increase recorded in the 2002 period.

Benefits and Other Deductions. Total benefits and other deductions decreased $235.7 million to $4.87 billion for the first nine months of 2003 as the $293.4 million decrease in the Financial Advisory/Insurance segment was partially offset by the $57.7 million increase in the Investment Management segment.

The policyholders' benefits decrease of $360.9 million from $1.63 billion to $1.27 billion in the first nine months of 2003 principally resulted from the $72.0 million decline in GMDB/GMIB reserves in 2003 due to the recent improvement in market conditions as compared to the $241.0 million increase in reserves in the 2002 period and from more favorable life mortality partially offset by higher benefits and reserves in the reinsurance assumed product lines.

Interest credited to policyholders' account balances decreased $16.7 million to $723.0 million in the 2003 period as the impact of lower crediting rates was substantially offset by higher General Account balances.

When compared to the first nine months of 2002, there was a $44.2 million increase in compensation and benefits in the first nine months of 2003 as the $84.4 million higher expenses in the Financial Advisory/Insurance segment were offset by the $40.6 million decrease in the Investment Management segment. The increase in compensation and benefit costs in the Financial Advisory/Insurance segment was due in part to higher qualified pension expenses, including the impact of reducing the long-range return on assets assumption for the qualified pension plan from 9.0% as of January 2002 to 8.5% as of January 2003. Additionally, compensation and benefits for the Financial Advisory/Insurance segment included $.7 million of expenses resulting from changes in the Stock Appreciation Rights' liability in the first nine months of 2003 as compared to credits of $11.4 million in the comparable 2002 period. The Investment Management segment decrease in compensation and benefits in the 2003 period was principally due to lower commissions and base and incentive compensation.

Commissions increased $144.9 million to $580.7 million for the first nine months of 2003 due to higher sales of variable annuity contracts in both the wholesale and retail channels.

Distribution plan payments totaled $275.7 million for the first nine months of 2003, down $28.3 million from the comparable prior year's total due to lower average retail AUM. Amortization of deferred sales commissions was $157.8 million, $16.2 million lower than in the first nine months of 2002 primarily due to the decline in the underlying deferred sales commission asset which resulted in lower amortization.

Interest expense decreased $20.0 million to $147.3 million for the first nine months of 2003 principally due to lower short-term borrowings for both segments.

DAC amortization increased $68.7 million to $282.3 million for the first nine months of 2003. The increase in DAC amortization was principally due to higher margins in products that are DAC reactive.

Capitalization of DAC increased $198.5 million from $556.4 million in the first nine months of 2002 due to higher commissions and deferrable operating expenses.

Other operating costs and expenses increased $149.7 million to $759.1 million primarily due to $150.9 million higher expenses for the Investment Management segment. Management of Alliance recorded a $190.0 million accrual for legal matters in the third quarter 2003 in connection with matters discussed in "Litigation and Regulation," Note 12 of Notes to Consolidated Financial Statements, herein. In addition higher legal fees incurred in connection with ongoing litigation at Alliance were partially offset by lower printing, mailing, travel and entertainment, occupancy, technology and portfolio related expenses.

Management of Alliance recorded a $190.0 million charge to income for the three months and nine months ended September 30, 2003 in connection with matters discussed in "Litigation and Regulation," Note 12 of Notes to Consolidated Financial Statements, herein.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2003 increased from prior year levels by $3.56 billion to $11.25 billion. This increase was primarily due to higher premiums and deposits from variable annuities in both the retail and wholesale channels, partially offset by lower premiums and deposits from individual variable and interest-sensitive life policies. The variable annuity increase in the 2003 period reflected strong sales of the Accumulator `02 variable annuity product series which is being phased out and replaced with an updated version. Total sales of mutual funds and fee based assets gathered decreased $697.7 million to $2.07 billion in the first nine months of 2003.

Surrenders and Withdrawals. When totals for the first nine months of 2003 are compared to the comparable 2002 period, surrenders and withdrawals decreased from $3.85 billion to $3.58 billion as a $335.2 million decline in annuities surrenders and withdrawals was partially offset by $63.5 million higher surrenders for life insurance products. The annualized annuities surrender rate decreased to 8.5% in the 2003 period from 10.0% in the same period in 2002, while the individual life surrender rates showed an increase to 4.3% from 3.8%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             Assets Under Management
                                  (In Millions)
                                                     September 30,
                                           -----------------------------------
                                                2003                2002
                                           ---------------     ---------------

Third party.............................. $    383,367        $   319,889
General Account and other................       40,245             38,874
Separate Accounts........................       48,584             35,975
                                          ---------------     ---------------
Total Assets Under Management............ $    472,196        $   394,738
                                          ===============     ===============

Third party assets under management at September 30, 2003 increased $63.48 billion primarily due to increases at Alliance. General Account and other assets under management increased $1.37 billion from the amounts reported at September 30, 2002 due to higher sales of General Account based products. The $12.61 billion increase in Separate Account assets under management resulted from improving market conditions in the second and third quarters of 2003 and net new deposits.

Alliance assets under management at the end of first nine months of 2003 totaled $437.76 billion as compared to $368.65 billion at September 30, 2002, with increases of $45.1 billion, $14.7 billion and $9.3 billion posted for institutional, retail and private client AUM, respectively, principally due to market appreciation. In the first nine months of 2003, net asset inflows in the institutional investment management and private client distribution channels of $7.8 billion and $3.1 billion, respectively, were partially offset by net outflows of $4.6 million in the retail channel. Non-US clients accounted for 18.6% of Alliance's September 30, 2003 assets under management total.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company. The Holding Company paid cash dividends of $100.0 million in the first nine months of 2003.

During the first nine months of 2003, AXA Financial purchased 539,250 AXA ADRs for approximately $7.8 million. These shares were used for AXA Financial's stock incentive plan.

Equitable Life. In first quarter 2003, Equitable Life amended the terms of its $350.0 million credit facility. Included in the amendments was a change in the maturity date to March 31, 2004 from June 30, 2005. At September 30, 2003, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

FORWARD-LOOKING STATEMENTS AND RISK CONSIDERATIONS

AXA Financial's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning AXA Financial's operations, economic performance and financial position. Forward-looking statements include, among other things, discussions concerning AXA Financial's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects, and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in AXA Financial's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risk and other factors that could cause such differences and/or, if realized, could have a material adverse effect on AXA Financial's consolidated financial position and/or results of operations.

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

For both interest-sensitive annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. In such an environment, there is pressure to increase credited rates on interest-sensitive products to match competitors' new money rates. However, such changes in credited rates generally occur more quickly than the earned rates on the related invested asset portfolios reflect changes in market yields. The greater and faster the rise in interest rates, the more the earned rates will tend to lag behind market rates.

For the Investment Management segment, significant changes in equity markets can impact revenues and the recoverability of deferred costs. See "Other Risks of the Investment Management Segment" below.

Other Risks of the Financial Advisory/Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any other such legislation might be. See "Business
- Regulation" contained in the 2002 Form 10-K. The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; the ability to reach sales targets for key products; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB features, the impact of related reinsurance and the effectiveness of the dynamic hedging program; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of the September 11, 2001 and any future terrorist attacks and the results of war on terrorism. Recoverability of DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The ability of the Insurance Group to reach its sales targets will depend, in part, on the market receptivity of its redesigned variable annuity product, Accumulator '04, which was introduced in September 2003. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

Other Risks of the Investment Management Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Management" contained in the 2002 Form 10-K. Recently, regulators have focused attention on various practices in or affecting the investment management and/or mutual fund industries, including late trading and market timing. Inquiries and/or investigations are ongoing with regard to various investment management firms, including Alliance. Future developments in this regard could adversely affect the reputation of the industry generally or Alliance specifically, which in turn could impact the performance of Alliance and its value to the Holding Company and Equitable Life.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $423.2 million at September 30, 2003.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Alliance's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution fees and CDSC. Distribution fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At September 30, 2003, Alliance's management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity to estimate annual market returns. Higher actual average market returns would increase the undiscounted future cash flows, while lower actual average market returns would decrease the undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three and five year periods ended September 30, 2003. Alliance's management used a range of expected future average annual redemption rates of 16% to 20% at September 30, 2003, calculated as a percentage of average assets under management. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase the undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significatly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates. As of September 30, 2003, Alliance's management believed that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of discounted cash flows discounted to a present value amount.

During the three month and nine month periods ended September 30, 2003, equity markets increased by approximately 2% and 13%, respectively, as measured by the change in the Standard & Poor's 500 Stock Index while fixed income markets decreased and increased by approximately 0.2% and 4%, respectively, as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares exceeded 19% and 20% during the three month and nine month periods ended September 30, 2003, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against AXA Financial to date, its results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. Beginning in September 2003, Equitable Life, AXA Advisors, and AXA Distributors have received various requests for information and documents from the SEC and the NASD regarding practices relating to market timing, late trading pricing and valuation of portfolio securities that trade in non-US markets and oversight of such activities by the mutual fund boards of directors. Each of the requests has either been responded to, or is in the process of being responded to, and the requested documents have been, or will be, provided. The SEC has advised that in November 2003, it will conduct an on site examination of EQAT, AXA Premier Funds Trust, AXA Premier VIP Trust and Equitable Life, as the adviser to the Trusts. At this time, management cannot predict what other actions the SEC and/or the NASD may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2002 Form 10-K and herein.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.



Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective.

There has been no change in AXA Financial's internal control over financial reporting that occurred during the period covered by this report or subsequent to September 30, 2003 that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting except as noted below.

As previously reported in Form 10-Q for the quarter ended June 30, 2003 and as described in Note 3 of Notes to the Consolidated Financial Statements, a review of deferred Federal income taxes identified a deficiency in our tax financial reporting process related to the determination of deferred Federal income tax assets and liabilities resulting in an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. Due to other effective internal control processes, this matter had no impact on consolidated net earnings reported in any period. The adjustment also had no material impact on shareholders' equity in any period, and has been reported in the accompanying consolidated financial statements as an increase in consolidated shareholders' equity as of January 1, 2002. To address this deficiency, which constitutes a significant deficiency under proposed standards submitted by the Auditing Standards Board of the AICPA to the Public Companies Accounting Oversight Board, management has implemented procedures and controls to enhance the effectiveness of AXA Financial's processes for reconciling on a regular basis the deferred Federal income tax assets and liabilities.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         See "Litigation and Regulation," Note 12 of Notes to Consolidated Financial Statements, herein.


Item 2.        Changes in Securities

                     None


Item 3.        Defaults Upon Senior Securities

                     None


Item 4.        Submission of Matters to a Vote of Security Holders

                     None


Item 5.        Other Information

On September 17, 2003, the Holding Company and The MONY Group Inc. ("MONY") announced that their Boards of Directors had approved a transaction under which the Holding Company would acquire 100% of MONY in a cash transaction valued at approximately $1.5 billion. Under the terms of the merger agreement, MONY shareholders will receive $31.00 for each share of MONY common stock. The transaction is subject to MONY shareholder and certain regulatory approvals, and certain other conditions, and is expected to close in first quarter 2004. The Holding Company intends to obtain the funds necessary to finance the merger from its parent, AXA, in the form of either debt or equity.

Item 6.        Exhibits and Reports on Form 8-K.

    (a) Exhibits

      Number         Description and Method of Filing
     --------  ---------------------------------------------------------

       31.1 Section 302 Certification made by the Registrant's Chief Executive Officer, filed herewith

       31.2 Section 302 Certification made by the Registrant's Chief Financial Officer, filed herewith

       32.1 Section 906 Certification made by the Registrant's Chief Executive Officer, filed herewith

       32.2 Section 906 Certification made by the Registrant's Chief Financial Officer, filed herewith




   (b) Reports on Form 8-K

   On September 18, 2003, the Holding Company filed a report on Form 8-K containing a press release announcing an agreement to acquire 100% of The MONY Group's common stock. A copy of the Agreement and Plan of Merger was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 14, 2003   AXA FINANCIAL, INC.


                            By: /s/ Stanley B. Tulin
                                   ---------------------------------------
                                   Name:    Stanley B. Tulin
                                   Title:   Vice Chairman of the Board and
                                            Chief Financial Officer


Date:    November 14, 2003         /s/ Alvin H. Fenichel
                                   ---------------------------------------
                                   Name:    Alvin H. Fenichel
                                   Title:   Senior Vice President and Controller