Form 10-Q
period 2004-03-31
AXA FINANCIAL INC
filed 2004-05-14
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2004                 Commission File No. 1-11166
--------------------------------------------------------------------------------


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


                                 (212) 554-1234
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                        Yes  | |       No |X|

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of May 14, 2004.

At May 14, 2004, 436,192,949 shares of the registrant's Common Stock were outstanding.



                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                         Page
PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                o Consolidated Balance Sheets, March 31, 2004 and December 31, 2003....................      3
                o Consolidated Statements of Earnings, Quarter Ended March 31, 2004 and 2003...........      4
                o Consolidated Statements of Shareholders' Equity and Comprehensive Income,
                  Quarter Ended March 31, 2004 and 2003................................................      5
                o Consolidated Statements of Cash Flows, Quarter Ended March 31, 2004 and 2003.........      6
                o Notes to Consolidated Financial Statements...........................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations ("Management Narrative").........................................     21

Item 3:         Quantitative and Qualitative Disclosures About Market Risk*............................     28

Item 4:         Controls and Procedures................................................................     28

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................     29

Item 2:         Changes in Securities..................................................................     31

Item 3:         Defaults Upon Senior Securities........................................................     31

Item 4:         Submission of Matters to a Vote of Security Holders....................................     31

Item 5:         Other Information......................................................................     31

Item 6:         Exhibits and Reports on Form 8-K.......................................................     31

SIGNATURES       .....................................................................................      32



*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          ITEM 1:  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,          December 31,
                                                                                   2004                 2003
                                                                              --------------       --------------
                                                                                         (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    30,378.6        $    29,143.1
  Mortgage loans on real estate.............................................        3,321.6              3,503.1
  Equity real estate, held for the production of income.....................          650.4                656.5
  Policy loans..............................................................        3,869.1              3,894.3
  Other equity investments..................................................          997.3                886.4
  Other invested assets.....................................................        1,180.7              1,112.4
                                                                              -----------------    -----------------
      Total investments.....................................................       40,397.7             39,195.8
Cash and cash equivalents...................................................        1,645.0              1,018.3
Cash and securities segregated, at estimated fair value.....................        1,233.7              1,285.8
Broker-dealer related receivables...........................................        2,334.9              2,284.7
Deferred policy acquisition costs...........................................        6,298.0              6,290.4
Goodwill and other intangible assets, net...................................        4,278.4              4,078.8
Amounts due from reinsurers.................................................        2,473.0              2,455.6
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,708.5              3,741.7
Separate Accounts' assets...................................................       56,586.5             54,438.1
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   119,355.7        $   115,189.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    25,931.5        $    25,307.7
Future policy benefits and other policyholders liabilities..................       14,075.3             13,934.7
Broker-dealer related payables..............................................        1,357.6              1,264.8
Customers related payables..................................................        2,176.9              1,897.5
Short-term and long-term debt...............................................        2,855.5              2,628.1
Income taxes payable........................................................        2,188.7              1,941.0
Other liabilities...........................................................        3,641.2              3,995.5
Separate Accounts' liabilities..............................................       56,586.5             54,300.6
Minority interest in equity of consolidated subsidiaries....................        1,487.1              1,257.5
Minority interest subject to redemption rights..............................          381.9                488.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................      110,682.2            107,015.5
                                                                              -----------------    -----------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 500 million shares authorized, 436.2 million
   shares issued and outstanding............................................            3.9                  3.9
Capital in excess of par value..............................................        1,106.5              1,102.3
Retained earnings...........................................................        6,425.5              6,194.8
Accumulated other comprehensive income......................................        1,137.6                872.7
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        8,673.5              8,173.7
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $   119,355.7        $   115,189.2
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      QUARTER ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                    2004                 2003
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee income................  $       372.6        $       316.0
Premiums....................................................................          234.8                243.7
Net investment income.......................................................          664.8                589.3
Investment gains (losses), net..............................................           48.6               (125.1)
Commissions, fees and other income..........................................          869.5                692.0
                                                                              -----------------    -----------------
      Total revenues........................................................        2,190.3              1,715.9
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.....................................................          455.8                484.1
Interest credited to policyholders' account balances........................          272.0                235.8
Compensation and benefits...................................................          477.3                420.2
Commissions.................................................................          188.5                175.3
Distribution plan payments..................................................           97.1                 89.1
Amortization of deferred sales commissions..................................           48.5                 53.0
Interest expense............................................................           48.1                 48.5
Amortization of deferred policy acquisition costs...........................          122.7                 87.2
Capitalization of deferred policy acquisition costs.........................         (226.8)              (222.2)
Rent expense................................................................           48.0                 48.1
Amortization of other intangible assets, net................................            6.4                  6.3
Other operating costs and expenses..........................................          217.0                187.9
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        1,754.6              1,613.3
                                                                              -----------------    -----------------


Earnings from continuing operations before income taxes
  and minority interest.....................................................          435.7                102.6
Income tax expense..........................................................         (129.2)               (25.1)
Minority interest in net income of consolidated subsidiaries................          (73.9)               (48.3)
                                                                              -----------------    -----------------

Earnings from continuing operations.........................................          232.6                 29.2
Earnings from discontinued operations, net of  Income tax expense...........            2.1                  -
Cumulative effect of accounting changes, net of  Income tax benefit.........           (4.0)                 -
                                                                              -----------------    -----------------
Net Earnings................................................................  $       230.7        $        29.2
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      QUARTER ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                     2004                 2003
                                                                               -----------------    -----------------
                                                                                           (IN MILLIONS)

SHAREHOLDERS' EQUITY
Common stock, at par value, beginning of year and at end of period..........   $         3.9        $         3.9
                                                                               -----------------    -----------------

Capital in excess of par value, beginning of year...........................         1,102.3              1,087.6
Other changes in capital in excess of par value.............................             4.2                  9.1
                                                                               -----------------    -----------------
Capital in excess of par value, end of period...............................         1,106.5              1,096.7
                                                                               -----------------    -----------------

Retained earnings, beginning of year........................................         6,194.8              5,967.6
Net earnings................................................................           230.7                 29.2
                                                                               -----------------    -----------------
Retained earnings, end of period............................................         6,425.5              5,996.8
                                                                               -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................           872.7                655.1
Other comprehensive income..................................................           264.9                168.2
                                                                               -----------------    -----------------
Accumulated other comprehensive income, end of period.......................         1,137.6                823.3
                                                                               -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................   $     8,673.5        $     7,920.7
                                                                               =================    =================

COMPREHENSIVE INCOME
Net earnings................................................................   $       230.7        $        29.2
                                                                               -----------------    -----------------

Change in unrealized gains, net of reclassification adjustment..............           252.5                168.2
Cumulative effect of accounting changes.....................................            12.4                  -
                                                                               -----------------    -----------------
Other comprehensive income..................................................           264.9                168.2
                                                                               -----------------    -----------------

COMPREHENSIVE INCOME........................................................   $       495.6        $       197.4
                                                                               =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      QUARTER ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004                  2003
                                                                             ------------------    -----------------
                                                                                         (IN MILLIONS)
Net earnings................................................................  $       230.7       $        29.2
  Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
    Interest credited to policyholders' account balances....................          272.0               235.8
    Universal life and investment-type product policy fee income............         (372.6)             (316.0)
    Net change in broker-dealer customer related receivables/payables.......            5.8               (86.6)
    Investment (gains) losses, net..........................................          (48.6)              125.1
    Decrease in segregated cash and securities, net.........................           52.2               119.8
    Change in deferred policy acquisition costs.............................         (104.1)             (135.0)
    Change in future policy benefits........................................           80.3                (2.4)
    Change in property and equipment........................................          (15.6)              (18.3)
    Change in income tax payable............................................          108.8                36.1
    Other, net..............................................................         (209.8)               94.9
                                                                             ------------------   ------------------

Net cash (used) provided by operating activities............................            (.9)               82.6
                                                                             ------------------   ------------------

Cash flows from investing activities:
  Maturities and repayments.................................................          907.8               987.9
  Sales.....................................................................        1,144.6             1,170.5
  Purchases.................................................................       (1,722.8)           (2,047.0)
  Change in short-term investments..........................................          284.7              (318.7)
  Purchase of minority interest in consolidated subsidiary..................         (308.7)                -
  Other, net................................................................           30.5                49.2
                                                                             ------------------   ------------------

Net cash provided (used) by investing activities............................          336.1              (158.1)
                                                                             ------------------   ------------------


Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................          828.3             1,355.2
    Withdrawals and transfers to Separate Accounts..........................         (809.6)             (562.4)
  Net increase in short-term financings.....................................          246.7               265.4
  Other, net................................................................           26.1               (66.8)
                                                                             ------------------   ------------------

Net cash provided by financing activities...................................          291.5               991.4
                                                                             ------------------   ------------------

Change in cash and cash equivalents.........................................          626.7               915.9
Cash and cash equivalents, beginning of year................................        1,018.3               501.7
                                                                             ------------------   ------------------

Cash and Cash Equivalents, End of Period....................................  $     1,645.0       $     1,417.6
                                                                                ===============     ================

Supplemental cash flow information:
Interest Paid...............................................................  $        35.3       $        36.6
                                                                             ==================   ==================
Income Taxes Paid (Refunded)................................................  $        49.0       $       (10.0)
                                                                             ==================   ==================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 6) have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2004" and "first quarter 2003" refer to the three months ended March 31, 2004 and 2003, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.


2)    PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

      In March 2004, AXA Financial acquired 8.16 million Alliance Units at the aggregated market price of $308.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement. As a result of the transaction, AXA Financial recorded goodwill of $162.1 million and other intangible assets of $20.0 million. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of twenty years. Upon completion of this transaction, AXA Financial's economic interest in Alliance increased to approximately 58.4%.


3)    ACCOUNTING CHANGES

      At March 31, 2004, AXA Financial completed its transition to the consolidation and disclosure requirements of FIN No. 46(R), "Consolidation of Variable Interest Entities, Revised".

      At March 31, 2004, the Insurance Group's General Account held $99.1 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). As reported in the consolidated balance sheet, these investments included $45.5 million of fixed maturities (collateralized debt and loan obligations) and $53.6 million of other equity investments (principally, investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests and approximately $17.1 million of funding commitments to the investment limited partnerships at March 31, 2004 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

      Management of Alliance has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that Alliance is required to consolidate under FIN No. 46(R). These included the Offshore Funds, hedge funds, structured products, group trusts and joint ventures.

      As a result of its review, Alliance consolidated an investment in a joint venture and two of the joint venture's mezzanine funds as of March 31, 2004. The joint venture and mezzanine funds have client assets under management totaling approximately $211 million. Alliance's maximum exposure to loss is limited to its investments and prospective investment management fees earned from these entities. Consolidation of these entities resulted in increases in AXA Financial's assets, principally investments, and in its liabilities, principally minority interest in consolidated entities, of approximately $158.1 million, respectively, at March 31, 2004.

      Alliance has significant variable interests in certain other VIEs with approximately $1.0 billion in client assets under management. However, these VIEs do not require consolidation because management has determined that Alliance is not the primary beneficiary. Alliance's maximum exposure to loss in these entities is limited to its nominal investments in and prospective investment management fees earned from these entities.

      Alliance derives no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

      Effective January 1, 2004, AXA Financial adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in AXA Financial's accounting policies relating to (a) general account interests in separate accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by Equitable Life,
      (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life contracts.

      The adoption of SOP 03-1 required changes in several of AXA Financial's accounting policies relating to separate account assets and liabilities. AXA Financial now reports the General Account's interests in separate accounts as trading account securities within Other equity investments in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities, effective January 1, 2004. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying 2004 consolidated financial statements. These two Separate Accounts hold assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts. In addition, liabilities associated with the market value adjustment feature are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market adjusted value.

      Prior to the adoption of SOP 03-1, the liabilities for group pension participating contracts were adjusted only for changes in the fair value of certain related investment assets that were reported at fair value in the balance sheet (including fixed maturities and equity securities classified as available for sale, but not equity real estate nor mortgage loans) with changes in the liabilities recorded directly in accumulated other comprehensive income to offset the unrealized gains and losses on the related assets. SOP 03-1 also required an adjustment to the liabilities for group pension participating contracts to reflect the fair value of all the assets on which those contracts' returns are based, regardless of whether those assets are reported at fair value in the balance sheet. Changes in the liability related to fluctuations in asset fair values are now reported as Interest credited to policyholders' account balances in the consolidated statements of earnings.

      In addition, the adoption of SOP 03-1 resulted in a change in the method of determining liabilities associated with the no lapse guarantee feature contained in variable and interest-sensitive life policies. While both AXA Financial's previous method of establishing the no lapse guarantee reserve and the SOP 03-1 method are based on accumulation of a portion of the charges for the no lapse guarantee feature, SOP 03-1 specifies a different approach for identifying the portion of the fee to be accrued and establishing the related reserve.

      The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in first quarter 2004 net earnings of $4.0 million and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

4)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2004                2003
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year............................................... $       20.5        $      55.0
      Additions charged to income...............................................           .5                3.0
      Deductions for writedowns and asset dispositions..........................          (.7)              (1.7)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       20.3        $      56.3
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       18.2        $      22.3
        Equity real estate......................................................          2.1               34.0
                                                                                 ---------------     ---------------
      Total..................................................................... $       20.3        $      56.3
                                                                                 ===============     ===============

      For the first quarters of 2004 and 2003, investment income is shown net of investment expenses of $44.4 million and $52.3 million, respectively.

      As of March 31, 2004 and December 31, 2003, fixed maturities classified as available for sale had amortized costs of $27,804.4 million and $27,197.5 million. Also at March 31, 2004 and December 31, 2003, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $124.7 million and $.9 million and costs of $122.4 million and $2.0 million and other equity securities with carrying values of $100.4 million and $107.0 million and costs of $91.6 million and $99.1 million.

      In the first quarters of 2004 and 2003, net unrealized and realized holding gains on trading account equity securities of $3.3 million and $.1 million were included in Net investment income in the consolidated statements of earnings.

      For the first quarters of 2004 and 2003, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,092.3 million and $1,165.5 million, respectively. Gross gains of $29.9 million and $35.1 million and gross losses of $1.6 million and $21.5 million were realized on these sales for the first quarters of 2004 and 2003, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $628.5 million during the first three months of 2004, resulting in a balance of $2,574.1 million at March 31, 2004.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                  MARCH 31,          December 31,
                                                                                     2004                2003
                                                                                ---------------    -----------------
                                                                                           (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances............   $       148.0      $       149.4
      Impaired mortgage loans without investment valuation allowances.........            28.0               29.1
                                                                                ----------------   -----------------
      Recorded investment in impaired mortgage loans..........................           176.0              178.5
      Investment valuation allowances.........................................           (18.2)             (18.8)
                                                                                ----------------   -----------------
      Net Impaired Mortgage Loans.............................................   $       157.8      $       159.7
                                                                                ================   =================

      During the first quarters of 2004 and 2003, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $178.2 million and $145.6 million. Interest income recognized on these impaired mortgage loans totaled $2.6 million and $2.4 million for the first quarters of 2004 and 2003, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2004 and December 31, 2003, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $141.6 million and $143.2 million.


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

      Summarized financial information for the Closed Block follows:

                                                                                   MARCH 31,          December 31,
                                                                                     2004                2003
                                                                               -----------------  -------------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES
      Future policy benefits, policyholders' account balances and other......  $     8,936.9      $      8,972.1
      Policyholder dividend obligation.......................................          396.1               242.1
      Other liabilities......................................................          159.1               129.5
                                                                               -----------------  -------------------
      Total Closed Block liabilities.........................................        9,492.1             9,343.7
                                                                               -----------------  -------------------
      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities available for sale, at fair value
         (amortized cost $5,077.5 and $5,061.0)..............................        5,560.4             5,428.5
      Mortgage loans on real estate..........................................        1,257.6             1,297.6
      Policy loans...........................................................        1,374.3             1,384.5
      Cash and other invested assets.........................................          240.7               143.3
      Other assets...........................................................          184.9               199.2
                                                                               -----------------  -------------------
      Total assets designated to the Closed Block............................        8,617.9             8,453.1
                                                                               -----------------  -------------------
      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................          874.2               890.6
      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $30.8 and $43.9 and policyholder dividend
            obligation of $396.1 and $242.1..................................           57.2                81.6
                                                                               -----------------  -------------------
      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities..............................................  $       931.4      $        972.2
                                                                               =================  ===================

      Closed Block revenues and expenses were as follows:

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              ---------------------------------------
                                                                                    2004                 2003
                                                                              ------------------  -------------------
                                                                                          (IN MILLIONS)
      REVENUES:
      Premiums and other income.............................................. $        122.6      $        131.6
      Investment income (net of investment expenses of $.2 and $1.7).........          141.8               141.5
      Investment gains (losses), net.........................................           13.1               (18.8)
                                                                              ------------------  -------------------
       Total revenues........................................................          277.5               254.3
                                                                              ------------------  -------------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends..................................          213.3               233.3
      Other operating costs and expenses.....................................            1.1                 1.2
                                                                              ------------------  -------------------
      Total benefits and other deductions....................................          214.4               234.5
                                                                              ------------------  -------------------
      Net revenues before income tax expense.................................           63.1                19.8
      Income tax expense.....................................................          (22.3)               (7.3)
                                                                              ------------------  -------------------
      Net Revenues........................................................... $         40.8      $         12.5
                                                                              ==================  ===================

      Reconciliation of the policyholder dividend obligation follows:

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                               -------------------------------------
                                                                                    2004                  2003
                                                                               ----------------       --------------
                                                                                            (IN MILLIONS)
      Balances, beginning of year..........................................    $         242.1     $          213.3
      Unrealized investment gains..........................................              154.0                 34.1
                                                                               ----------------    -----------------
      Balances, End of Period..............................................    $         396.1     $          247.4
                                                                               ================    =================


6)    OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:

                                                                                  MARCH 31,          December 31,
                                                                                     2004                2003
                                                                               -----------------  -------------------
                                                                                          (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $634.9 and $644.7)..................................  $      715.5       $       716.4
      Equity real estate.....................................................         195.6               198.2
      Mortgage loans on real estate..........................................          62.0                63.9
      Other equity investments...............................................           7.3                 7.5
      Other invested assets..................................................            .2                  .2
                                                                               -----------------  -------------------
         Total investments...................................................         980.6               986.2
      Cash and cash equivalents..............................................          62.5                63.0
      Other assets...........................................................         112.9               110.9
                                                                               -----------------  -------------------
      Total Assets...........................................................  $    1,156.0       $     1,160.1
                                                                               =================  ===================
      Policyholders liabilities..............................................  $      869.3       $       880.3
      Allowance for future losses............................................         176.5               173.4
      Other liabilities......................................................         110.2               106.4
                                                                               -----------------  -------------------
      Total Liabilities......................................................  $    1,156.0       $     1,160.1
                                                                               =================  ===================

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  -------------------------------------
                                                                                        2004                2003
                                                                                  -----------------   -----------------
                                                                                            (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $4.3 and $6.4)...........  $        17.3       $       18.9
      Investment gains net......................................................            2.5                 .6
                                                                                  -----------------   -----------------
      Total revenues............................................................           19.8               19.5

      Benefits and other deductions.............................................           25.7               23.0
      Losses charged to allowance for future losses.............................           (5.9)              (3.5)
                                                                                  -----------------   -----------------
      Pre-tax loss from operations..............................................            -                  -
      Pre-tax earnings from releasing the allowance for future losses...........            3.2                -
      Income tax expense........................................................           (1.1)               -
                                                                                  -----------------   -----------------
      Earnings from Other Discontinued Operations...............................  $         2.1       $        -
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

      Management believes the allowance for future losses at March 31, 2004 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $2.4 million and $2.5 million on mortgage loans on real estate were held at March 31, 2004 and December 31, 2003, respectively.

7)    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2004:

                                                                  GMDB                GMIB              TOTAL
                                                            ----------------   -----------------  -----------------
                                                                                (IN MILLIONS)
      Balance at December 31, 2003.......................   $       69.3       $       85.6       $       154.9
        Paid guarantee benefits..........................          (12.4)               -                 (12.4)
        Other changes in reserve.........................            8.3               13.7                22.0
                                                            ----------------   -----------------  -----------------
      Balance at March 31, 2004..........................   $       65.2       $       99.3       $       164.5
                                                            ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (IN MILLIONS)
      Balance at December 31, 2003.......................   $       17.2
        Paid guarantee benefits ceded....................           (3.1)
        Other changes in reserve.........................            1.2
                                                           --------------------
      Balance at March 31, 2004..........................   $       15.3
                                                           ====================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The March 31, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                   RETURN
                                                     OF
                                                   PREMIUM       RATCHET        ROLL-UP          COMBO           TOTAL
                                                -------------- -------------  -------------  --------------  --------------
                                                                       (DOLLARS IN MILLIONS)
      GMDB:
        Account value (1)...................  $    27,700     $   5,549        $    8,151     $    7,271       $   48,671
        Net amount at risk, gross...........  $     1,690     $     850        $    2,024     $       19       $    4,583
        Net amount at risk, net of amounts
          reinsured.........................  $     1,686     $     569        $    1,226     $       19       $    3,500
        Average attained age of
          contractholders...................         49.6          59.7              61.9           59.9             51.8
        Percentage of contractholders
          over age 70.......................          7.2          21.1              26.4           20.2             10.4
        Range of guaranteed minimum return
          rates............................           N/A           N/A             3%-6%          3%-6%              N/A

      GMIB:
        Account value (2)...................          N/A           N/A        $    5,809     $   10,010       $   15,819
        Net amount at risk, gross...........          N/A           N/A        $      455     $     --         $      455
        Net amount at risk, net of amounts
          reinsured.........................          N/A           N/A        $      113    $      --         $      113
        Weighted average years remaining
          until earliest annuitization......          N/A           N/A               4.4            9.7              7.3
        Range of guaranteed minimum return
          rates............................           N/A           N/A             3%-6%          3%-6%            3%-6%

      (1) Included General Account balances of $11,327 million, $200 million, $156 million and $370 million, respectively, for a total of $12,053 million.

      (2) Included General Account balances of $2 million and $543 million, respectively, for a total of $545 million.

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

      In third quarter 2003, Equitable Life initiated a program to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of annuity products sold beginning April 2002. At March 31, 2004, contracts with these features had a total account value and net amount at risk of $14,817 million and $27 million, respectively. This program currently utilizes exchange-traded, equity-based futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB exposure attributable to movements in the equity markets.

      The aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees, were as follows:

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                    MARCH 31,        December 31,
                                                                                 ----------------  ------------------
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity...............................................................    $   27,948.0      $    26,159.0
         Fixed income.........................................................         4,001.0            3,815.0
         Balanced.............................................................         3,206.0            2,761.0
         Other................................................................         1,464.0            1,497.0
                                                                                 ----------------  ------------------
         Total................................................................    $   36,619.0      $    34,232.0
                                                                                 ================  ==================
      GMIB:
         Equity...............................................................    $   11,083.0      $    10,025.0
         Fixed income.........................................................         2,446.0            2,319.0
         Balanced.............................................................         1,025.0              725.0
         Other................................................................           720.0              711.0
                                                                                 ----------------  ------------------
         Total................................................................    $   15,274.0      $    13,780.0
                                                                                 ================  ==================

      Variable and Interest-Sensitive Life Insurance Policies - No Lapse
      Guarantee

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.

      The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                               DIRECT           REINSURANCE
                                                              LIABILITY            CEDED               NET
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2003.......................   $       37.4       $        -         $        37.4
        Impact of adoption of SOP 03-1...................          (23.4)               -                 (23.4)
        Paid guarantee benefits..........................            -                  -                   -
        Other changes in reserve.........................            1.3                -                   1.3
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2004..........................   $       15.3       $        -         $        15.3
                                                           ================   =================  =================

8)    EMPLOYEE BENEFIT PLANS

      AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees) managers and certain agents.

      Components of net periodic pension expense (credit) for the qualified and non-qualified plans follow:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Service cost............................................................    $       11.2      $        10.5
      Interest cost on projected benefit obligation...........................            36.8               38.3
      Expected return on assets...............................................           (42.2)             (43.7)
      Net amortization and deferrals..........................................            22.4               13.5
                                                                                 ----------------  ------------------
      Net Periodic Pension Expense ...........................................    $       28.2      $        18.6
                                                                                 ================  ==================

      AXA Financial provides certain postretirement benefits for qualifying employees, managers and agents retiring from AXA Financial.

      Components of net postretirement benefits costs follow:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Service cost............................................................    $        1.4      $         1.4
      Interest cost on accumulated postretirement benefit obligation..........             8.8               10.0
      Net amortization and deferrals..........................................             2.9                1.0
                                                                                 ----------------  ------------------
      Net Periodic Postretirement Benefits Costs..............................    $       13.1      $        12.4
                                                                                 ================  ==================

      AXA Financial sponsors a postemployment health and life insurance continuation plan for disabled former employees.

      Components of net postemployment benefits costs follow:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Service cost............................................................    $        2.4      $         1.2
      Interest cost on projected benefit obligations..........................              .7                 .4
                                                                                 ----------------  ------------------
      Net Periodic Postemployment Cost........................................    $        3.1      $         1.6
                                                                                 ================  ==================

9)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. For first quarter 2004, AXA Financial recorded a decrease in the Stock Appreciation Rights liability of $2.3 million, reflecting the variable accounting for Stock Appreciation Rights, based on the change in the market value of AXA ADRs for the period ended March 31, 2004. At March 31, 2004, the Stock Appreciation Rights liability was $11.2 million.

10)   INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

11)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2003, except as described below:

      In AMERICAN NATIONAL BANK, in April 2004, Emerald filed a motion for summary judgment on liability. Also in April 2004, Emerald filed a motion to amend its complaint to attempt to cure a defect in diversity jurisdiction. In April 2004, Equitable Life filed its opposition to this motion and Emerald has filed its reply.

      In FISCHEL, in April 2004, the District Court denied Equitable Life's motion for reconsideration. In May 2004, the Ninth Circuit entered an order directing the District Court to award plaintiffs' counsel certain of their attorneys' fees.

      In the MONY STOCKHOLDER LITIGATION, on April 6, 2004, the Delaware Court of Chancery heard plaintiffs' second preliminary injunction motion, brought on the basis of the new allegations in their second amended complaint. In their motion, plaintiffs sought an order (i) enjoining AXA Financial and MONY's directors and officers from voting their shares at the May 18, 2004 MONY Shareholder Meeting, (ii) compelling additional disclosure by MONY, and (iii) enjoining MONY from counting the votes cast by shareholders on proxy cards submitted in connection with the original February 24, 2004 Shareholder Meeting date (the "original proxies"). On April 9, 2004, Vice Chancellor Lamb denied plaintiffs' motion and granted summary judgment to defendants on the issue regarding the legal validity of the original proxies. On April 14, 2004, plaintiffs filed a motion to expedite the proceedings and to schedule a hearing on a third motion for a preliminary injunction regarding the use by MONY of the original proxies. The court has not ruled on plaintiffs' motion to expedite proceedings, and has not scheduled a hearing on the third motion for a preliminary injunction.

      In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN
      V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that Equitable Life uses stale prices of the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that Equitable Life's use of stale pricing diluted the returns of the purported class. The complaint also alleges that Equitable Life breached its fiduciary duty to the class by allowing market timing in general within Equitable Life's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs.

      Although the outcome of litigation cannot be predicted with certainty, AXA Financial's management believes that, subject to the foregoing, the ultimate resolution of the matters described above should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such litigations will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

      ALLIANCE LITIGATIONS

      In BENAK, plaintiffs have not filed a notice of appeal.

      In the SEBI case, in March 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years from August 9, 2003. Alliance understands that Mr. Arora intends to appeal the order.

      In the MUTUAL FUND TRADING LITIGATIONS, three additional lawsuits making factual allegations generally similar to those in the HINDO COMPLAINT have been filed against Alliance and certain other defendants. As a result, between October 3 and April 29, 2004, forty-three lawsuits, in addition to the HINDO COMPLAINT, have been filed. The three new lawsuits are as follows:

           Federal Court Class Actions: Two of the three new lawsuits have been brought as class actions filed in Federal court, increasing the total number of such lawsuits to twenty-seven (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four. Of these four, one was brought on behalf of a unitholder of Alliance Holding and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter two lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed. AXA Financial is named as a defendant, primarily as a control person of Alliance, in all but three of these cases.

           State Court Derivative Actions: The third new lawsuit has been brought as a derivative action in state court, increasing the total number of such actions to four (one in the Supreme Court of the State of New York, County of New York and three in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. AXA Financial is named as a defendant, primarily as a control person of Alliance, in the New York lawsuit. The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment. All of the Massachusetts actions attempt to name AXA Financial.

      All of these lawsuits seek an unspecified amount of damages. All of the Federal actions discussed above as well as those described in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K (i.e., the HINDO COMPLAINT, Federal Court Class Actions and Federal Court Derivative Actions) were the subject of a petition of tag-along notices filed by Alliance before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). On April 2, 2004, a case management conference was held in the Mutual Fund MDL before the District of Maryland. At the conference, the court requested that consolidated complaints be filed by May 28, 2004. The court also scheduled oral arguments on motions to dismiss the consolidated complaints for October 24, 2004, but requested that the parties agree to a briefing schedule for these motions.

      Defendants have removed each of the State Court Representative Actions and the State Court Individual Action (discussed in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K), and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions. On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the District of Maryland. One of the plaintiffs in the State Court Representative Actions is opposing transfer, while the other two plaintiffs in these actions and the plaintiff in the State Court Individual Action have waived any objections to transfer. The plaintiffs in three of these four actions have moved to remand the actions back to state court. Where defendants have responded to the complaints in these actions, defendants have moved to stay proceedings pending transfer by the MDL Panel. Stays have been granted in one of the State Court Representative Actions and in the State Court Individual Action.

      Alliance recorded charges to income totaling $330 million in the second half of 2003 in connection with establishing a $250 million restitution fund, as described in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K. During first quarter 2004, Alliance paid $285 million related to these matters and has cumulatively paid $291 million. Alliance's management, however, cannot determine at this time the eventual outcome, timing or impact of this matter. Accordingly, it is possible that additional charges in the future may be required.

      With respect to certain other matters discussed in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K under "Alliance Litigations" (other than those referred to in the preceding paragraphs and those related to the SEBI case), management of Alliance is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of these matters may have on AXA Financial's results of operations or financial position.

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

12)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before Income tax expense and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      SEGMENT REVENUES:
      Financial Advisory/Insurance............................................    $    1,461.3      $     1,130.5
      Investment Management...................................................           749.3              602.7
      Consolidation/elimination...............................................           (20.3)             (17.3)
                                                                                 ----------------  ------------------
      Total Revenues..........................................................    $    2,190.3      $     1,715.9
                                                                                 ================  ==================


      SEGMENT EARNINGS FROM CONTINUING OPERATIONS BEFORE
           INCOME TAXES AND MINORITY INTEREST:
      Financial Advisory/Insurance............................................    $      273.3      $        14.9
      Investment Management...................................................           162.4               87.7
                                                                                 ----------------  ------------------
      Total Earnings from Continuing Operations before Income Taxes
         and Minority Interest................................................    $      435.7      $       102.6
                                                                                 ================  ==================


                                                                                    MARCH 31,        December 31,
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)

      ASSETS:
      Financial Advisory/Insurance............................................    $  102,764.1      $    99,382.3
      Investment Management...................................................        16,596.9           15,750.2
      Consolidation/elimination...............................................            (5.3)              56.7
                                                                                 ----------------  ------------------
      Total Assets............................................................    $  119,355.7      $   115,189.2
                                                                                 ================  ==================

13)   STOCK-BASED COMPENSATION

      AXA Financial accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Stock-based employee compensation expense is not reflected in the statement of earnings as all options granted under AXA Financial's Stock Incentive Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income had compensation expense as related to options awarded under those plans been determined based on SFAS No.123's fair value based method:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ------------------------------------
                                                                                       2004               2003
                                                                                  ----------------  ------------------
                                                                                             (IN MILLIONS)
      Net earnings as reported................................................    $      230.7      $        29.2
      Less:  Total stock-based employee compensation expense determined
          under fair value method for all awards, net of income tax benefit...            (7.5)              (7.9)
                                                                                  ----------------  ------------------
      Pro Forma Net Earnings..................................................    $      223.2      $        21.3
                                                                                  ================  ==================

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Earnings from continuing operations before income taxes and minority interest were $435.7 million for first quarter 2004, an increase of $333.1 million from the year earlier quarter. The Financial Advisory/Insurance and the Investment Management segments' earnings increased $258.4 million and $74.7 million, respectively. In first quarter 2004, AXA Financial recorded a $4.0 million charge (net of related income taxes of $2.2 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. Net earnings for AXA Financial totaled $230.7 million for first quarter 2004, $201.5 million higher than the $29.2 million reported for the 2003 quarter.

Revenues. In first quarter 2004, total revenues increased $474.4 million to $2.19 billion as revenues for both the Financial Advisory/Insurance and Investment Management segments increased.

Premiums decreased by $8.9 million to $234.8 million for first quarter 2004, principally reflecting a lower level of renewal premiums on traditional life products due to the Financial Advisory/Insurance segment's continuing focus on sales of variable and interest-sensitive life and annuity products whose revenues are not reported as premiums and lower reinsurance assumed on accident and health pools in runoff. Policy fee income was $372.6 million, $56.6 million higher than first quarter 2003 primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income increased $75.5 million to $664.8 million primarily as a result of higher income on fixed maturities and other equity investments of $40.8 million and $42.3 million, respectively, partially offset by $11.3 million lower income on mortgages in the Financial Advisory/Insurance segment's General Account portfolio. The increase in fixed maturities income resulted from higher balances due to increased sales of General Account products and higher prepayment penalties partially offset by lower yields due to lower reinvestment rates. The higher income from other equity investments was related to improvement in the equity markets. The mortgage income decrease was principally due to a smaller asset base.

Investment gains totaled $48.6 million in first quarter 2004, as compared to $125.1 million of investment losses in first quarter 2003. The improvement in the 2004 quarter reflected the significant decline in writedowns on General Account fixed maturities, $5.1 million in first quarter 2004 as compared to $137.1 million in first quarter 2003 and $21.6 million higher gains from sales of fixed maturity securities. The writedowns in the 2003 period were primarily on securities in the airline industry as well as other specific securities.

Commissions, fees and other income increased $177.5 million to $869.5 million with higher income in both the Investment Management and Financial Advisory/Insurance segments. The $141.3 million Investment Management segment increase was principally due to the $98.7 million increase in investment advisory and services fees and the $21.5 million increase in institutional research services revenues at Alliance. The 23.9% increase to $511.0 million in investment advisory and services fees was primarily due to an approximately 24.8% increase in average assets under management ("AUM") resulting from market appreciation partially offset by net asset outflows and slightly lower performance fees in the 2004 quarter. Alliance's higher retail investment advisory and services fees were also offset by approximately $18 million in revenue reductions as a result of the weighted average reductions in advisory fees implemented for Alliance-sponsored U.S. long-term open-end retail mutual funds in connection with the settlement of mutual fund market timing matters. Institutional research revenues increased to $79.4 million in first quarter 2004 due to higher market share of addressable (non-program trading) NYSE volume and higher revenues from growth in UK operations. In addition, there was a $16.3 million increase in distribution revenues, primarily due to higher average daily mutual fund AUM. The Financial Advisory/Insurance increase was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base and to higher fees related to higher mutual fund sales.

Benefits and Other Deductions. Total benefits and other deductions increased $141.3 million with increases of $72.4 million and $71.9 million reported in the Financial Advisory/Insurance and the Investment Management segments, respectively.

Policyholders benefits were $455.8 million in first quarter 2004, a $28.3 million decrease from first quarter 2003. The decrease principally resulted from lower reinsurance assumed claims in first quarter 2004 and lower policyholder dividends due to reductions in the dividend scale.

The $36.2 million increase in interest credited to policyholders' account balances to $272.0 million in first quarter 2004 was principally due to higher account balances and the pass through of changes in the fair value of the investment asset portfolio supporting group pension annuity participating contracts that resulted from the implementation of SOP 03-1, partially offset by the impact of lower crediting rates.

Total compensation and benefits increased $57.1 million to $477.3 million in first quarter 2004 principally due to a $55.9 million increase for the Investment Management segment. This increase was due to higher incentive compensation from higher earnings and higher commissions reflecting higher sales in institutional research services and Alliance's private client distribution channel, as well as the impact of new business activity in the second half of 2003 in institutional investment management.

For first quarter 2004, commissions in the Financial Advisory/Insurance segment totaled $188.5 million, an increase of $13.2 million from first quarter 2003, principally due to higher mutual fund sales and annuity asset base.

There was an $8.0 million increase in distribution plan payments by Alliance due to higher average mutual fund AUM. Amortization of deferred sales commissions was $48.5 million, $4.5 million lower than in the year earlier period.

Interest expense was virtually unchanged, totaling $48.1 million and $48.5 million in the first quarters of 2004 and 2003, respectively.

DAC amortization increased to $122.7 million in first quarter 2004, up $35.5 million. The increase in amortization was principally due to higher margins on products that are DAC reactive.

DAC capitalization totaled $226.8 million; the increase of $4.6 million from $222.2 million reported in first quarter 2003 primarily resulted from higher commissions and deferrable operating expenses.

Both rent expense and amortization of intangible assets remained level from first quarter 2003 to first quarter 2004.

Both segments contributed to the $29.1 million increase in other operating costs and expenses to $217.0 million in the current year period. The $16.8 million increase in the Financial Advisory/Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances. The Investment Management segment increase resulted from higher travel and entertainment costs, as well as unrealized foreign currency losses and higher legal fees for litigation.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2004 were $3.33 billion, basically unchanged from the 2003 quarter as higher first year individual life sales were offset by lower reinsurance assumed premiums. Premiums and deposits on the annuity lines remained relatively flat as increases in the retail channel offset decreases in the wholesale channel. There was a $263.1 million increase to $942.1 million in mutual fund and fee based assets sales in first quarter 2004.

Surrenders and Withdrawals. Surrenders and withdrawals were up, from $1.15 billion in first quarter 2003 to $1.53 billion for first quarter 2004 with increases of $294.4 million and $90.3 million reported for individual annuities and the variable and interest-sensitive life insurance lines, respectively, partially offset by a $5.2 million decline in traditional life surrenders and withdrawals. Though the dollar amount of annuity surrenders and withdrawals increased because of higher aggregate account balances as a result of significant net sales and very positive market performance in 2003, the annualized annuities surrender rate declined to 8.3 % in first quarter 2004 from 8.9% in first quarter 2003. The individual life surrender rates increased to 5.5% from 4.7% for the same respective periods. The individual life surrender rate increase in first quarter 2004 was principally due to the surrender of a single large COLI contract. When the effect of this surrender is excluded, the first quarter 2004 life surrender rate was

4.4%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                              MARCH 31,
                                                                                  ----------------------------------
                                                                                       2004                2003
                                                                                  ---------------     ---------------
Third party.....................................................................  $    425,214        $   335,370
General Account and other.......................................................        40,055             39,008
Separate Accounts (1)...........................................................        57,387             39,632
                                                                                  ---------------     ---------------
Total Assets Under Management...................................................  $    522,656        $   414,010
                                                                                  ===============     ===============

(1) Includes $784.4 million of Separate Account assets reported as General Account assets in the consolidated balance sheet at March 31, 2004, as required by the adoption of SOP 03-1 at January 1, 2004.

Third party assets under management at March 31, 2004 increased $89.84 billion primarily due to increases at Alliance. General Account and other assets under management increased $1.05 billion from first quarter 2003 totals. The increase in Separate Account assets under management resulted from market appreciation and net new deposits.

Alliance assets under management at the end of first quarter 2004 totaled $483.62 billion as compared to $386.3 billion at March 31, 2003 as a result of significant market appreciation due to global equity market increases. Non-US clients accounted for 20.8% of the March 31, 2004 total.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life. In first quarter 2004, Equitable Life amended the terms of its $350.0 million credit facility to extend its March 31, 2004 maturity date to October 15, 2004; no other agreement terms were affected. At March 31, 2004, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. Cash flows included inflows of $28.4 million representing proceeds from options for Alliance Units exercised that were more than offset by purchases of Alliance Units totaling $38.4 million by subsidiaries of Alliance to fund deferred compensation plans. During first quarter 2004, available cash flow for cash distributions from Alliance totaled $76.7 million, compared to $108.7 million in the 2003 quarter. As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, Alliance made no cash distributions in first quarter 2004. During first quarter 2004, Alliance paid $285 million related to these matters and has cumulatively paid $291 million.

At March 31, 2004, Alliance had $6.5 million of short-term debt outstanding; there were no amounts outstanding under either its commercial paper program or its revolving credit facility.

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

Market Risk. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 16 of Notes to Consolidated Financial Statements, both contained in the 2003 Form 10-K.

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

The effects of significant equity market fluctuations on the Insurance Group's operating results can be complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, making it difficult to reliably predict effects on operating earnings over a broad range of equity market performance alternatives. Further, these effects may not always be proportional for market increases and market decreases.

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

Other Risks of the Financial Advisory/Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any other such legislation might be. See "Business - Regulation" contained in the 2003 Form 10-K.

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) `04; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB features, the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with the GMDB and GMIB features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks and the results of the war on terrorism.

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

Other Risks of the Investment Management Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Management" contained in the 2003 Form 10-K. Recently, a number of regulators have been focusing attention on various practices in or affecting the investment management and/or mutual fund industries, including, among others, late trading, market timing, and revenue sharing. In December 2003, Alliance resolved regulatory claims with the SEC and NYAG related to market timing in certain of its mutual funds. Alliance's involvement in the market timing investigations and related matters may have an adverse effect on AXA Financial's and Alliance's assets under management, including an increase in mutual fund redemptions, and may cause general reputational damage, both of which could adversely affect AXA Financial's and Alliance's results of operations.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $353.6 million at March 31, 2004. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system, net of CDSC received, totaled approximately $14.9 million and $21.4 million during first quarter 2004 and first quarter 2003, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of

March 31, 2004, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of discounted cash flows discounted to a present value amount.

During first quarter 2004, equity markets increased by approximately 2% as measured by the change in the Standard & Poor's 500 Stock Index and fixed income markets increased by approximately 3% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares approximated 25.6% during first quarter 2004. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

Disclosure and Internal Control System. There are inherent limitations in the effectiveness of any system of disclosure and internal controls, including the possibilities of faulty judgments in decision-making, simple error or mistake, fraud, the circumvention of controls by individual acts or the collusion of two or more people, or management override of controls. Accordingly, even an effective disclosure and internal control system can provide only reasonable assurance with respect to disclosures and financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of a disclosure and internal control system may vary over time.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation and AXA Financial's or such subsidiaries' results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. Beginning in September 2003, Equitable Life, as investment adviser to the Trusts, EQAT, Premier Trust, VIP Trust, AXA Advisors, and AXA Distributors (collectively, the "Equitable Complex of Funds") have received various requests for information and documents from the SEC and NASD regarding practices relating to market timing, late trading, replacement of variable annuities, revenue sharing and related matters. Each of the requests has been responded to and the requested documents have been provided. In January 2004, the SEC completed an on-site examination of the Equitable Complex of Funds. The SEC has advised Equitable Life that no deficiencies or violations came to the SEC's attention during the examination. In addition, in January 2004, the SEC had requested from a number of entities, including the Equitable Complex of Funds, information and documents relating to investment company "revenue sharing" arrangements, directed brokerage arrangements and fund portfolio brokerage commissions. The request has been responded to and the requested documents have been provided. In May 2004, the SEC's Office of Compliance, Inspections and Examinations advised Equitable Life that it would be conducting an on-site examination of the directed brokerage arrangements of the Equitable Complex of Funds. It is anticipated that the on-site examination will occur in the second quarter of 2004. At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2003 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements in the 2003 Form 10-K for pronouncements issued but not effective at December 31, 2003.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia and Puerto Rico. See "Business - Regulation" contained in the 2003 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Omitted pursuant to General Instruction H to Form 10-Q.




ITEM 4.                   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. There has been no change in AXA Financial's internal control over financial reporting that occurred during first quarter 2004 that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 2003, except as described below:

In AMERICAN NATIONAL BANK, in April 2004, Emerald filed a motion for summary judgment on liability. Also in April 2004, Emerald filed a motion to amend its complaint to attempt to cure a defect in diversity jurisdiction. In April 2004, Equitable Life filed its opposition to this motion and Emerald has filed its reply.

In FISCHEL, in April 2004, the District Court denied Equitable Life's motion for reconsideration. In May 2004, the Ninth Circuit entered an order directing the District Court to award plaintiffs' counsel certain of their attorneys' fees.

In the MONY STOCKHOLDER LITIGATION, on April 6, 2004, the Delaware Court of Chancery heard plaintiffs' second preliminary injunction motion, brought on the basis of the new allegations in their second amended complaint. In their motion, plaintiffs sought an order (i) enjoining AXA Financial and MONY's directors and officers from voting their shares at the May 18, 2004 MONY Shareholder Meeting,
(ii) compelling additional disclosure by MONY, and (iii) enjoining MONY from counting the votes cast by shareholders on proxy cards submitted in connection with the original February 24, 2004 Shareholder Meeting date (the "original proxies"). On April 9, 2004, Vice Chancellor Lamb denied plaintiffs' motion and granted summary judgment to defendants on the issue regarding the legal validity of the original proxies. On April 14, 2004, plaintiffs filed a motion to expedite the proceedings and to schedule a hearing on a third motion for a preliminary injunction regarding the use by MONY of the original proxies. The court has not ruled on plaintiffs' motion to expedite proceedings, and has not scheduled a hearing on the third motion for a preliminary injunction.

In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that Equitable Life uses stale prices of the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that Equitable Life's use of stale pricing diluted the returns of the purported class. The complaint also alleges that Equitable Life breached its fiduciary duty to the class by allowing market timing in general within Equitable Life's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs.

Although the outcome of litigation cannot be predicted with certainty, AXA Financial's management believes that, subject to the foregoing, the ultimate resolution of the matters described above should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not such litigations will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

ALLIANCE LITIGATIONS

In BENAK, plaintiffs have not filed a notice of appeal.

In the SEBI case, in March 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years commencing from August 9, 2003. Alliance understands that Mr. Aurora intends to appeal the order.

In the MUTUAL FUND TRADING LITIGATIONS, three additional lawsuits making factual allegations generally similar to those in the HINDO COMPLAINT have been filed against Alliance and certain other defendants. As a result, between October 3 and April 29, 2004, forty-three lawsuits, in addition to the HINDO COMPLAINT, have been filed. The three new lawsuits are as follows:

         Federal Court Class Actions: Two of the three new lawsuits have been brought as class actions filed in Federal court, increasing the total number of such lawsuits to twenty-seven (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four. Of these four, one was brought on behalf of a unitholder of Alliance Holding and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter two lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed. AXA Financial is named as a defendant, primarily as a control person of Alliance, in all but three of these cases.

         State Court Derivative Actions: The third new lawsuit has been brought as a derivative action in state court, increasing the total number of such actions to four (one in the Supreme Court of the State of New York, County of New York and three in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. AXA Financial is named as a defendant, primarily as a control person of Alliance, in the New York lawsuit. The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment. All of the Massachusetts actions attempt to name AXA Financial.

All of these lawsuits seek an unspecified amount of damages. All of the Federal actions discussed above as well as those described in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K (i.e., the HINDO COMPLAINT, Federal Court Class Actions and Federal Court Derivative Actions) were the subject of a petition of tag-along notices filed by Alliance before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). On April 2, 2004, a case management conference was held in the Mutual Fund MDL before the District of Maryland. At the conference, the court requested that consolidated complaints be filed by May 28, 2004. The court also scheduled oral arguments on motions to dismiss the consolidated complaints for October 24, 2004, but requested that the parties agree to a briefing schedule for these motions.

Defendants have removed each of the State Court Representative Actions and the State Court Individual Action (discussed in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K), and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions. On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the District of Maryland. One of the plaintiffs in the State Court Representative Actions is opposing transfer, while the other two plaintiffs in these actions and the plaintiff in the State Court Individual Action have waived any objections to transfer. The plaintiffs in three of these four actions have moved to remand the actions back to state court. Where defendants have responded to the complaints in these actions, defendants have moved to stay proceedings pending transfer by the MDL Panel. Stays have been granted in one of the State Court Representative Actions and in the State Court Individual Action.

Alliance recorded charges to income totaling $330 million in the second half of 2003 in connection with establishing a $250 million restitution fund, as described in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K. During first quarter 2004, Alliance paid $285 million related to these matters and has cumulatively paid $291 million. Alliance's management, however, cannot determine at this time the eventual outcome, timing or impact of this matter. Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed in Note 18 of Notes to Consolidated Financial Statements contained in the 2003 Form 10-K under "Alliance Litigations" (other than those referred to in the preceding paragraphs and those related to the SEBI case), management of Alliance is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of these matters may have on AXA Financial's results of operations or financial position.


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

ITEM 2.   CHANGES IN SECURITIES
          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None


ITEM 5.   OTHER INFORMATION
          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              Number             Description and Method of Filing
              ------   ---------------------------------------------------------

               31.1 Section 302 Certification made by the Registrant's Chief Executive Officer, filed herewith

               31.2 Section 302 Certification made by the Registrant's Chief Financial Officer, filed herewith

               32.1 Section 906 Certification made by the Registrant's Chief Executive Officer, filed herewith

               32.2 Section 906 Certification made by the Registrant's Chief Financial Officer, filed herewith

          (b) Reports on Form 8-K

              On April 26, 2004, the Registrant furnished a Current Report on Form 8-K, relating to its press release announcing its first quarter 2004 life insurance and annuity premiums and deposits and sales of mutual funds in its Financial Advisory/Insurance segment and its individual separate account balances at the end of first quarter 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 14, 2004                  AXA FINANCIAL, INC.


                                       By:  /s/ Stanley B. Tulin
                                            -----------------------------------
                                            Name:   Stanley B. Tulin
                                            Title:  Vice Chairman of the Board
                                                    and Chief Financial Officer


Date:    May 14, 2004                       /s/ Alvin H. Fenichel
                                            ------------------------------------
                                            Name:   Alvin H. Fenichel
                                            Title:  Senior Vice President and
                                                    Controller