Form 10-Q
period 2004-06-30
AXA FINANCIAL INC
filed 2004-08-12
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004                  Commission File No. 1-11166
--------------------------------------------------------------------------------

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of August 12, 2004.

At August 12, 2004, 436,192,949 shares of the registrant's Common
Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I    FINANCIAL INFORMATION

Item 1:   Unaudited Consolidated Financial Statements

          o  Consolidated Balance Sheets, June 30, 2004 and December 31, 2003....................      3
          o  Consolidated Statements of Earnings, Three Months and Six Months Ended
             June 30, 2004 and 2003..............................................................      4
          o  Consolidated Statements of Shareholders' Equity,
             Six Months Ended June 30, 2004 and 2003.............................................      5
          o  Consolidated Statements of Cash Flows, Six Months Ended
             June 30, 2004 and 2003..............................................................      6
          o  Notes to Consolidated Financial Statements..........................................      7

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("Management Narrative").........................................     23

Item 3:   Quantitative and Qualitative Disclosures About Market Risk*............................     30

Item 4:   Controls and Procedures................................................................     30

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings......................................................................     31

Item 2:   Changes in Securities..................................................................     35

Item 3:   Defaults Upon Senior Securities........................................................     35

Item 4:   Submission of Matters to a Vote of Security Holders....................................     35

Item 5:   Other Information......................................................................     35

Item 6:   Exhibits and Reports on Form 8-K.......................................................     35

SIGNATURES ......................................................................................     36

*Omitted pursuant to General Instruction H to Form 10-Q.

PART I    FINANCIAL INFORMATION

          ITEM 1: UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,           December 31,
                                                                                   2004                 2003
                                                                              -------------        -------------
                                                                                          (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    29,183.5        $    29,143.1
  Mortgage loans on real estate.............................................        3,179.8              3,503.1
  Equity real estate, held for the production of income.....................          646.1                656.5
  Policy loans..............................................................        3,870.8              3,894.3
  Other equity investments..................................................          993.4                886.4
  Other invested assets.....................................................        1,130.8              1,112.4
                                                                              -------------        -------------
      Total investments.....................................................       39,004.4             39,195.8
Cash and cash equivalents...................................................        1,853.6              1,018.3
Cash and securities segregated, at estimated fair value.....................        1,196.1              1,285.8
Broker-dealer related receivables...........................................        2,116.4              2,284.7
Deferred policy acquisition costs...........................................        6,699.1              6,290.4
Goodwill and other intangible assets, net...................................        4,274.1              4,078.8
Amounts due from reinsurers.................................................        2,475.3              2,455.6
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,689.2              3,741.7
Separate Accounts' assets...................................................       55,645.9             54,438.1
                                                                              -------------        -------------

TOTAL ASSETS................................................................  $   117,354.1        $   115,189.2
                                                                              =============        =============

LIABILITIES
Policyholders' account balances.............................................  $    26,224.0        $    25,307.7
Future policy benefits and other policyholders liabilities..................       13,883.8             13,934.7
Broker-dealer related payables..............................................        1,264.0              1,264.8
Customers related payables..................................................        2,004.9              1,897.5
Short-term and long-term debt...............................................        2,630.0              2,628.1
Income taxes payable........................................................        1,814.3              1,941.0
Other liabilities...........................................................        3,660.7              3,995.5
Separate Accounts' liabilities..............................................       55,645.9             54,300.6
Minority interest in equity of consolidated subsidiaries....................        1,480.1              1,257.5
Minority interest subject to redemption rights..............................          391.0                488.1
                                                                              -------------        -------------
      Total liabilities.....................................................      108,998.7            107,015.5
                                                                              -------------        -------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 500 million shares authorized, 436.2 million
   shares issued and outstanding............................................            3.9                  3.9
Capital in excess of par value..............................................        1,102.7              1,102.3
Retained earnings...........................................................        6,724.5              6,194.8
Accumulated other comprehensive income......................................          524.3                872.7
                                                                              -------------        -------------
      Total shareholders' equity............................................        8,355.4              8,173.7
                                                                              -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $   117,354.1        $   115,189.2
                                                                              =============        =============

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       ---------------------------------  ---------------------------------
                                                            2004             2003              2004              2003
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (IN MILLIONS)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      374.5     $      334.0      $      747.1      $     650.0
Premiums.............................................         227.1            214.3             461.9            458.0
Net investment income................................         611.6            616.1           1,276.4          1,205.4
Investment gains (losses), net.......................           8.9             28.5              57.5            (96.6)
Commissions, fees and other income...................         829.4            700.9           1,698.9          1,392.9
                                                       ------------     ------------      ------------      -----------
      Total revenues.................................       2,051.5          1,893.8           4,241.8          3,609.7
                                                       ------------     ------------      ------------      -----------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................         454.8            395.1             910.6            879.2
Interest credited to policyholders' account balances.         239.9            242.2             511.9            478.0
Compensation and benefits............................         459.1            431.8             936.4            852.0
Commissions..........................................         203.8            195.0             392.3            370.3
Distribution plan payments...........................          92.8             91.9             189.9            181.0
Amortization of deferred sales commissions...........          46.7             52.3              95.2            105.3
Interest expense.....................................          48.1             48.8              96.2             97.3
Amortization of deferred policy acquisition costs....          57.6             88.4             180.3            175.6
Capitalization of deferred policy acquisition costs..        (256.3)          (259.9)           (483.1)          (482.1)
Rent expense.........................................          49.6             46.8              97.6             94.9
Amortization of other intangible assets, net.........           6.6              6.2              13.0             12.5
Other operating costs and expenses...................         231.4            197.5             448.4            385.4
                                                       ------------     ------------      ------------      -----------
      Total benefits and other deductions............       1,634.1          1,536.1           3,388.7          3,149.4
                                                       ------------     ------------      ------------      -----------

Earnings from continuing operations before
  income taxes and minority interest.................         417.4            357.7             853.1            460.3
Income tax expense...................................        (110.6)           (85.7)           (239.8)          (110.8)
Minority interest in net income of
  consolidated subsidiaries..........................         (62.2)           (63.2)           (136.1)          (111.5)
                                                       ------------     ------------      ------------      -----------
Earnings from continuing operations..................         244.6            208.8             477.2            238.0

Earnings from other discontinued operations, net
   of income tax expense.............................           1.2               .1               3.3               .1
Gain on disposal of the discontinued Investment
   Banking and Brokerage segment, net of income
    taxes............................................          53.2              -                53.2              -
Cumulative effect of accounting changes, net of
   income tax benefit................................           -                -                (4.0)             -
                                                       ------------     ------------      ------------      -----------
Net Earnings.........................................  $      299.0     $      208.9      $      529.7      $     238.1
                                                       ============     ============      ============      ===========



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                  2004                 2003
                                                                              -------------        -------------
                                                                                          (IN MILLIONS)
SHAREHOLDERS' EQUITY

Common stock, at par value, beginning of year and end of period.............  $         3.9        $         3.9
                                                                              -------------        -------------

Capital in excess of par value, beginning of year as previously reported....        1,102.3              1,028.6
Prior period adjustment related to deferred Federal income taxes............            -                   59.0
                                                                              -------------        -------------
Capital in excess of par value, beginning of year as restated...............        1,102.3              1,087.6
Other changes in additional capital in excess of par value..................             .4                  5.9
                                                                              -------------        -------------
Capital in excess of par value, end of period...............................        1,102.7              1,093.5
                                                                              -------------        -------------


Retained earnings, beginning of year as previously reported.................        6,194.8              5,805.5
Prior period adjustment related to deferred Federal income taxes............            -                  162.1
                                                                              -------------        -------------
Retained earnings, beginning of year as restated............................        6,194.8              5,967.6
Net earnings................................................................          529.7                238.1
Dividends on common stock...................................................            -                 (100.0)
                                                                              -------------        -------------
Retained earnings, end of period............................................        6,724.5              6,105.7
                                                                              -------------        -------------

Accumulated other comprehensive income, beginning of year...................          872.7                655.1
Other comprehensive (loss) income...........................................         (348.4)               529.2
                                                                              -------------        -------------
Accumulated other comprehensive income, end of period.......................          524.3              1,184.3
                                                                              -------------        -------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................  $     8,355.4        $     8,387.4
                                                                              =============        =============



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004                 2003
                                                                              -------------        -------------
                                                                                          (IN MILLIONS)

Net earnings................................................................  $       529.7        $       238.1
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          511.9                478.0
    Universal life and investment-type product policy fee income............         (747.1)              (650.0)
    Net change in broker-dealer customer related receivables/payables......           (40.6)               162.0
    Investment (gains) losses, net..........................................          (57.5)                96.6
    Decrease (increase) in segregated cash and securities, net..............           89.7               (133.9)
    Change in deferred policy acquisition costs.............................         (302.8)              (306.5)
    Change in future policy benefits........................................           83.9                (64.1)
    Change in property and equipment........................................          (27.9)               (40.3)
    Change in income tax payable............................................           85.6                114.6
    Change in fair value of guaranteed minimum income benefit
      reinsurance contract..................................................           (8.0)                18.0
    Gain on disposal of Investment Banking and Brokerage segment............          (53.2)                 -
    Minority interest in net income of consolidated subsidiaries............          136.1                111.5
    Other, net..............................................................           (9.5)               311.0
                                                                              -------------        -------------

Net cash provided by operating activities...................................          190.3                335.0
                                                                              -------------        -------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,826.4              2,026.7
  Sales....................................................................         2,646.1              2,312.2
  Purchases.................................................................       (4,250.8)            (5,348.0)
  Change in short-term investments..........................................          261.4                232.9
  Purchase of minority interest in consolidated subsidiary..................         (308.7)                 -
  Other, net................................................................           64.6                 18.7
                                                                              -------------        -------------

Net cash provided (used) by investing activities............................          239.0               (757.5)
                                                                              -------------        -------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        1,872.9              3,148.4
    Withdrawals and transfers to Separate Accounts..........................       (1,431.8)            (1,407.9)
  Net increase (decrease) in short-term financings..........................            1.3                (17.2)
  Dividends paid on common stock ...........................................            -                 (100.0)
  Other, net................................................................          (36.4)              (119.9)
                                                                              -------------        -------------

Net cash provided by financing activities...................................          406.0              1,503.4
                                                                              -------------        -------------

Change in cash and cash equivalents.........................................          835.3              1,080.9
Cash and cash equivalents, beginning of year................................        1,018.3                501.7
                                                                              -------------        -------------

Cash and Cash Equivalents, End of Period....................................  $     1,853.6        $     1,582.6
                                                                              =============        =============

Supplemental cash flow information
  Interest Paid.............................................................  $        98.1        $        98.5
                                                                              =============        =============
  Income Taxes Paid (Refunded)..............................................  $       222.5        $        (7.8)
                                                                              =============        =============


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

     The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 7) have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     The terms "second quarter 2004" and "second quarter 2003" refer to the three months ended June 30, 2004 and 2003, respectively. The terms "first half of 2004" and "first half of 2003" refer to the six months ended June 30, 2004 and 2003 respectively.

     Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)   PRIOR PERIOD ADJUSTMENT

     A review by AXA Financial of Federal income tax assets and liabilities during second quarter 2003 identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2001 and 2002 and June 30, 2003 was reduced by $221.1 million, and the consolidated shareholders' equity as of such dates was increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2000, 2001 and 2002, the six months ended June 30, 2003 or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes". This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholders' equity as of January 1, 2002.

3)   PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

4)   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

     At March 31, 2004, AXA Financial completed its transition to the consolidation and disclosure requirements of FIN No. 46(R), "Consolidation of Variable Interest Entities, Revised".

     At June 30, 2004, the Insurance Group's General Account held $87.5 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). As reported in the consolidated balance sheet, these investments included $45.3 million of fixed maturities (collateralized debt and loan obligations) and $42.2 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests and approximately $17.1 million of funding commitments to the investment limited partnerships at June 30, 2004 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

     Management of Alliance has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that Alliance is required to consolidate under FIN No. 46(R). These included the Offshore Funds, hedge funds, structured products, group trusts and joint ventures.

     As a result of its review, Alliance consolidated an investment in a joint venture and two of the joint venture's mezzanine funds as of March 31, 2004. The joint venture and mezzanine funds have client assets under management totaling approximately $162 million at June 30, 2004. Alliance's maximum exposure to loss is limited to its investments in and prospective investment management fees earned from these entities. Consolidation of these entities resulted in increases in AXA Financial's assets, principally investments, and in its liabilities, principally minority interest in consolidated entities, each of approximately $122.5 million, at June 30, 2004.

     Alliance has significant variable interests in certain other VIEs with approximately $.8 billion in client assets under management. However, these VIEs do not require consolidation because management has determined that Alliance is not the primary beneficiary. Alliance's maximum exposure to loss in these entities is limited to its nominal investments in and prospective investment management fees earned from these entities.

     Alliance derives no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

     Effective January 1, 2004, AXA Financial adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in AXA Financial's accounting policies relating to (a) general account interests in separate accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by Equitable Life, (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

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

     In addition, the adoption of SOP 03-1 resulted in a change in the method of determining liabilities associated with the no lapse guarantee feature contained in variable and interest-sensitive life contracts. While both AXA Financial's previous method of establishing the no lapse guarantee reserve and the SOP 03-1 method are based on accumulation of a portion of the charges for the no lapse guarantee feature, SOP 03-1 specifies a different approach for identifying the portion of the fee to be accrued and establishing the related reserve.

     The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in first half of 2004 net earnings of $4.0 million and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

     On May 19, 2004, the FASB approved the issuance of FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Medicare Act. Management and its actuarial advisors are currently in the process of determining whether the prescription drug benefits provided under its postretirement health care plan are "actuarially equivalent" to Medicare Part D under the Medicare Act and are evaluating whether the newly legislated coverage would impact measurements of AXA Financial's postretirement benefits obligations and costs. Consequently, and in compliance with the effective date and transition provided by FSP 106-2, measures of the accumulated benefit obligation and net periodic postretirement benefit costs at and for the period ended June 30, 2004 do not reflect any amounts associated with enactment of the Medicare Part D prescription drug benefit and the related employer subsidy.

5)   INVESTMENTS

     Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 -----------------------------------
                                                                                      2004                2003
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year............................................... $       20.5        $      55.0
      Additions charged to income...............................................          2.8                6.0
      Deductions for writedowns and asset dispositions..........................         (4.7)              (3.7)
      Deduction for transfer of held for sale real estate
         to held for production of income real estate...........................          -                (31.5)
                                                                                 ------------        -----------
      Balances, End of Period................................................... $       18.6        $      25.8
                                                                                 ============        ===========

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       18.1        $      23.4
        Equity real estate......................................................           .5                2.4
                                                                                 ------------        -----------
      Total..................................................................... $       18.6        $      25.8
                                                                                 ============        ===========

     For the second quarter and first half of 2004 and of 2003, investment income is shown net of investment expenses of $44.2 million, $58.0 million, $88.6 million and $110.3 million, respectively.

     As of June 30, 2004 and December 31, 2003, fixed maturities classified as available for sale had amortized costs of $27,983.7 million and $27,197.5 million. Also at June 30, 2004 and December 31, 2003, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $103.7 million and $.9 million and costs of $100.5 million and $2.0 million and other equity securities with carrying values of $71.9 million and $107.0 million and costs of $69.8 million and $99.1 million.

     In the second quarter and first half of 2004 and of 2003, respectively, net unrealized and realized holding gains on trading account equity securities of $.9 million, $2.2 million, $4.2 million and $2.3 million were included in net investment income in the consolidated statements of earnings.

     For the first half of 2004 and of 2003, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,511.0 million and $2,290.1 million, respectively. Gross gains of $35.3 million and $65.1 million and gross losses of $7.4 million and $24.5 million were realized on these sales for the first half of 2004 and of 2003, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $746.0 million during the first half of 2004, resulting in a balance of $1,199.7 million at June 30, 2004.

     Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                  JUNE 30,        December 31,
                                                                                   2004                2003
                                                                                ------------       ------------
                                                                                           (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances............   $     155.4        $     149.4
      Impaired mortgage loans without investment valuation allowances.........          17.3               29.1
                                                                                ------------       ------------
      Recorded investment in impaired mortgage loans..........................         172.7              178.5
      Investment valuation allowances.........................................         (18.1)             (18.8)
                                                                                ------------       ------------
      Net Impaired Mortgage Loans.............................................   $     154.6        $     159.7
                                                                                ============       ============

      During the first half of 2004 and 2003, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $176.3 million and $164.9 million. Interest income recognized on these impaired mortgage loans totaled $6.1 million and $5.1 million for the first half of 2004 and 2003, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2004 and December 31, 2003, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $138.8 million and $143.2 million.

6)   CLOSED BLOCK

     The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial has developed an actuarial calculation of the expected timing of the Closed Block earnings.

     If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block were less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

     Many expenses related to Closed Block operations, including amortization of DAC, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

     Summarized financial information for the Closed Block is as follows:

                                                                                JUNE 30,         December 31,
                                                                                 2004                 2003
                                                                             -------------        -------------
                                                                                         (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....  $     8,935.8        $     8,972.1
      Policyholder dividend obligation.....................................          150.7                242.1
      Other liabilities....................................................          143.0                129.5
                                                                             -------------        -------------
      Total Closed Block liabilities.......................................        9,229.5              9,343.7
                                                                             -------------        -------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,305.4 and $5,061.0)..........................        5,530.3              5,428.5
      Mortgage loans on real estate........................................        1,210.9              1,297.6
      Policy loans.........................................................        1,359.6              1,384.5
      Cash and other invested assets.......................................           85.0                143.3
      Other assets.........................................................          182.3                199.2
                                                                             -------------        -------------
       Total assets designated to the Closed Block.........................        8,368.1              8,453.1
                                                                             -------------        -------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          861.4                890.6

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $26.0 and $43.9 and policyholder dividend obligation
           of $150.7 and $242.1............................................           48.3                 81.6
                                                                             -------------        -------------
      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       909.7        $       972.2
                                                                             =============        =============

     Closed Block revenues and expenses were as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2004             2003              2004              2003
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income...............  $      119.7     $      128.3      $      242.3      $     259.9
      Investment income (net of investment
         expenses of $.1, $0, $.3
         and $1.7)............................         136.0            137.0             277.8            278.5
      Investment gains (losses), net..........           3.4            (11.3)             16.5            (30.1)
                                                ------------     ------------      ------------      -----------
      Total revenues..........................         259.1            254.0             536.6            508.3
                                                ------------     ------------      ------------      -----------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         220.9            229.9             431.1            459.6
      Other operating costs and expenses......           4.3              3.6               8.5              8.4
                                                ------------     ------------      ------------      -----------
      Total benefits and other deductions.....         225.2            233.5             439.6            468.0
                                                ------------     ------------      ------------      -----------

      Net revenues before
         income tax expense...................          33.9             20.5              97.0             40.3
      Income tax expense......................         (12.2)            (7.5)            (34.5)           (14.8)
                                                ------------     ------------      ------------      -----------
      Net Revenues............................  $       21.7     $       13.0      $       62.5      $      25.5
                                                ============     ============      ============      ===========

      Reconciliation of the policyholder dividend obligation is as follows:

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ---------------------------------
                                                                                    2004                  2003
                                                                                ------------         ------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year.............................................   $     242.1          $     213.3
      Unrealized investment (losses) gains....................................         (91.4)               186.7
                                                                                ------------         ------------
      Balances, End of Period.................................................   $     150.7          $     400.0
                                                                                ============         ============

7)   OTHER DISCONTINUED OPERATIONS

     Summarized financial information for Other Discontinued Operations follows:

                                                                                JUNE 30,           December 31,
                                                                                  2004                 2003
                                                                            --------------       --------------
                                                                                        (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $634.6 and $644.7)..............................  $       682.9        $       716.4
      Equity real estate...................................................          194.7                198.2
      Mortgage loans on real estate........................................           44.8                 63.9
      Other equity investments.............................................            6.1                  7.5
      Other invested assets................................................             .2                   .2
                                                                            --------------       --------------
        Total investments..................................................          928.7                986.2
      Cash and cash equivalents............................................           54.8                 63.0
      Other assets.........................................................          124.5                110.9
                                                                            --------------       --------------
      Total Assets.........................................................  $     1,108.0        $     1,160.1
                                                                            ==============       ==============

      Policyholders liabilities............................................  $       863.2        $       880.3
      Allowance for future losses..........................................          137.5                173.4
      Other liabilities....................................................          107.3                106.4
                                                                            --------------       --------------
      Total Liabilities....................................................  $     1,108.0        $     1,160.1
                                                                            ==============       ==============

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                -----------------------------      ------------------------------
                                                    2004              2003             2004              2003
                                                ------------      -----------      ------------      ------------
                                                                           (IN MILLIONS)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.3, $5.0, $8.6
        and $11.4)............................. $       17.2      $      17.2      $       34.5      $       36.1
      Investment gains (losses), net...........           .8              (.4)              3.3                .2
                                                ------------      -----------      ------------      ------------
      Total revenues...........................         18.0             16.8              37.8              36.3
                                                ------------      -----------      ------------      ------------

      Benefits and other deductions............         24.6             23.4              50.3              46.4
       Losses charged to the allowance for
        future losses..........................         (6.6)            (6.6)            (12.5)            (10.1)
                                                 ------------      -----------      ------------      ------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings from releasing the
        allowance for future losses............          1.8               .2               5.0                .2
      Income tax expense.......................          (.6)             (.1)             (1.7)              (.1)
                                                ------------      -----------      ------------      ------------
      Income from Other Discontinued
         Operations............................ $        1.2      $        .1      $        3.3      $         .1
                                                ============      ===========      ============      ============

     AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of Other Discontinued Operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a release of the allowance in each of the periods presented above.

     Management believes the allowance for future losses at June 30, 2004 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

     Valuation allowances of $2.4 million and $2.5 million on mortgage loans on real estate were held at June 30, 2004 and December 31, 2003, respectively.

8)   GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

     The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2004:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2003.......................   $       69.3       $       85.6       $       154.9
        Paid guarantee benefits..........................          (24.0)               -                 (24.0)
        Other changes in reserve.........................           18.5                3.2                21.7
                                                            ------------       ------------       -------------
      Balance at June 30, 2004...........................   $       63.8       $       88.8       $       152.6
                                                            ============       ============       =============

      Related GMDB reinsurance ceded amounts were:

                                                               GMDB
                                                           ------------
                                                           (IN MILLIONS)

      Balance at December 31, 2003.......................   $       17.2
        Paid guarantee benefits ceded....................           (6.8)
        Other changes in reserve.........................            1.3
                                                            ------------
      Balance at June 30, 2004...........................   $       11.7
                                                            ============

     The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

     The June 30, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                              RETURN
                                                OF
                                             PREMIUM        RATCHET        ROLL-UP          COMBO           TOTAL
                                            ----------     ----------     ----------     ----------      -----------
                                                                       (DOLLARS IN MILLIONS)
      GMDB:
        Account value (1)..............     $   28,122     $    5,648     $    8,037     $    8,277      $    50,084
        Net amount at risk, gross......     $    1,610     $      836     $    2,091     $       46      $     4,583
        Net amount at risk, net of
          amounts reinsured............     $    1,607     $      561     $    1,269     $       46      $     3,483
        Average attained age of
          contractholders..............           49.5           59.9           62.1           60.1             51.9
        Percentage of contractholders
          over age 70..................           7.2%          21.3%          27.0%          20.2%            10.6%
        Range of guaranteed minimum
          return rates.................            N/A            N/A          3%-6%          3%-6%              N/A

      GMIB:
        Account value (2)..............            N/A            N/A     $    5,704     $   11,290      $    16,994
        Net amount at risk, gross......            N/A            N/A     $      326     $      -        $       326
        Net amount at risk, net of
          amounts reinsured............            N/A            N/A     $       80     $      -        $        80
        Weighted average years
          remaining until earliest
          annuitization................            N/A            N/A            4.1            9.5              7.3
        Range of guaranteed minimum
          return rates.................            N/A            N/A          3%-6%          3%-6%            3%-6%

     (1) Included General Account balances of $11,432 million, $202 million, $149 million and $401 million, respectively, for a total of $12,184 million.

     (2) Included General Account balances of $2 million and $579 million, respectively, for a total of $581 million.

     For contracts with the GMDB feature, the net amount at risk in the event of death as of June 30, 2004 is the amount by which the GMDB benefits exceed related account values.

     For contracts with the GMIB feature, the net amount at risk in the event of annuitization as of June 30, 2004 is defined as the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

     In 2003, Equitable Life initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of annuity products sold beginning April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At June 30, 2004, the total account value and net amount at risk of contracts were $16,374.0 million and $63.0 million, respectively, for the GMDB hedge program and $1,085.0 million and zero, respectively, for the GMIB hedge program.

     The following table presents the aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees. Since variable contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                   JUNE 30,        December 31,
                                                                                     2004              2003
                                                                                  ----------        -----------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity...............................................................    $   28,807        $    26,159
         Fixed income.........................................................         3,871              3,815
         Balanced.............................................................         3,743              2,761
         Other................................................................         1,479              1,497
                                                                                  ----------        -----------
         Total................................................................    $   37,900        $    34,232
                                                                                  ==========        ===========

      GMIB:
         Equity...............................................................    $   12,172        $    10,025
         Fixed income.........................................................         2,184              2,319
         Balanced.............................................................         1,517                725
         Other................................................................           540                711
                                                                                  ----------        -----------
         Total................................................................    $   16,413        $    13,780
                                                                                  ==========        ===========

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

     The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                 DIRECT           REINSURANCE
                                                               LIABILITY             CEDED                NET
                                                             -------------       -------------       -------------
                                                                                 (IN MILLIONS)
      Balance at December 31, 2003.......................    $        37.4       $        -          $       37.4
        Impact of adoption of SOP 03-1...................            (23.4)               -                 (23.4)
        Other changes in reserve.........................              2.0                -                   2.0
                                                             -------------       -------------       -------------
      Balance at June 30, 2004...........................    $        16.0       $        -          $       16.0
                                                             =============       =============       =============

9)   EMPLOYEE BENEFIT PLANS

     AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.

     Components of net periodic pension expense (credit) for the qualified and non-qualified plans follow:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                      -----------------------------    -----------------------------
                                                          2004             2003            2004             2003
                                                      ------------     ------------    -------------    ------------
                                                                              (IN MILLIONS)
     Service cost...................................  $       10.8     $       10.5    $        22.0    $       21.0
     Interest cost on projected benefit obligation..          37.1             38.3             73.9            76.6
     Expected return on assets......................         (43.3)           (43.8)           (85.5)          (87.5)
     Net amortization and deferrals.................          17.3             13.7             39.7            27.2
                                                      ------------     ------------    -------------    ------------
     Net Periodic Pension Expense...................  $       21.9     $       18.7    $        50.1    $       37.3
                                                      ============     ============    =============    ============

     AXA Financial provides certain postretirement benefits for qualifying employees, managers and agents retiring from AXA Financial.

     Components of net postretirement benefits costs follow:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------- ------------------------------
                                                          2004             2003            2004             2003
                                                      ------------     ------------    -------------    ------------
                                                                              (IN MILLIONS)
       Service cost.................................  $        1.0     $        1.5    $         2.4    $        2.9
       Interest cost on accumulated
          postretirement benefit obligation.........           8.0             10.0             16.8            20.0
       Net amortization and deferrals...............           (.2)              .8              2.7             1.8
                                                      ------------     ------------    -------------    ------------
       Net Periodic Postretirement Benefits Costs...  $        8.8     $       12.3    $        21.9    $       24.7
                                                      ============     ============    =============    ============


     AXA Financial sponsors a postemployment health and life insurance continuation plan for disabled former employees.

     Components of net postemployment benefits costs follow:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------- ------------------------------
                                                          2004             2003            2004             2003
                                                      ------------     ------------    -------------    ------------
                                                                              (IN MILLIONS)
       Service cost.................................  $        2.3     $        1.2    $         4.7    $        2.4
       Interest cost projected benefit obligation...            .8               .5              1.5              .9
                                                      ------------     ------------    -------------    ------------
       Net Periodic Postemployment Benefits
          Costs.....................................  $        3.1     $        1.7    $         6.2    $        3.3
                                                      ============     ============    =============    ============



10)  STOCK APPRECIATION RIGHTS

     Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded an increase in the Stock Appreciation Rights liability of $5.5 million and $.3 million for the second quarter of 2004 and 2003, and of $3.2 million and $.3 million for the first half of 2004 and 2003, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the changes in the market value of AXA ADRs for the periods then ended. At June 30, 2004, the Stock Appreciation Rights liability was $16.7 million.

11)  INCOME TAXES

     Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

12)  LITIGATION

     There have been no new material legal proceedings and no material developments in specific litigations previously reported in Note 18 of AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2003 (the "Litigation Note"), except as described below:

     In AMERICAN NATIONAL BANK, in April 2004, Emerald filed a motion for summary judgment on liability. Also in April 2004, Emerald filed a motion to amend its complaint to attempt to cure a defect in diversity jurisdiction. In April 2004, Equitable Life filed its opposition to this motion and Emerald filed its reply. In July 2004, the court denied Emerald's motion and dismissed Emerald's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, Emerald Investments L.P. filed a substantially similar complaint as the dismissed action against Equitable Life, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, Emerald filed an amended complaint, to which Equitable Life filed an answer asserting several affirmative defenses; Equitable Life also filed a partial motion to dismiss the amended complaint.

     In the action Equitable Life commenced against Emerald in December 2001, the court granted Emerald's motion for summary judgment in March 2004. In July 2004, Equitable Life filed a motion to dismiss this action on the ground that there is no subject matter (diversity) jurisdiction.

     In DH2, the complaint was served on Equitable Life and EQ Advisors Trust in May 2004. In July 2004, DH2 filed an amended complaint adding the individual trustees as defendants.

     In FISCHEL, in April 2004, the District Court denied Equitable Life's motion for reconsideration. In May 2004, the Ninth Circuit entered an order directing the District Court to award plaintiffs' counsel certain of their attorneys' fees in connection with the previous settlement of a second count of the complaint which is unrelated to the health benefits claims that remain before the court. Equitable Life will pay those attorneys' fees out of a settlement fund already set aside as part of that previous settlement. Following its decision to deny the motion for reconsideration, the District Court has now scheduled a hearing for September 2004 to address the relief that plaintiffs are entitled to on the health benefits claims.

     In HIRT, in July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by Equitable Life violated ERISA's notice rules.

     In BERGER, in March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who
     (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy." Discovery is ongoing. The case has been placed on the January 2005 pooled trial calendar.

     In ECKERT, in June 2004, plaintiff, in connection with a settlement of a proceeding entitled ECKERT v. AXA ADVISORS, LLC, ET AL. filed with the National Association of Securities Dealers, Inc., released his putative class action claim against the Company. In June 2004, Plaintiff's counsel filed a motion for withdrawal of plaintiff from the putative class action lawsuit and intervention by another member of the putative class as plaintiff.

     In the MONY STOCKHOLDER LITIGATION, on April 6, 2004, the Delaware Court of Chancery heard plaintiffs' second preliminary injunction motion, brought on the basis of the new allegations in their second amended complaint. In their motion, plaintiffs sought an order (i) enjoining AXA Financial and MONY's directors and officers from voting their shares at the May 18, 2004 MONY Shareholder Meeting, (ii) compelling additional disclosure by MONY, and (iii) enjoining MONY from counting the votes cast by shareholders on proxy cards submitted in connection with the original February 24, 2004 Shareholder Meeting date (the "original proxies"). On April 9, 2004, Vice Chancellor Lamb denied plaintiffs' motion and granted summary judgment to defendants on the issue regarding the legal validity of the original proxies. On April 14, 2004, plaintiffs filed a motion to expedite the proceedings and to schedule a hearing on a third motion for a preliminary injunction regarding the use by MONY of the original proxies. Prior to the scheduling of a hearing on the plaintiffs' third motion for a preliminary injunction, the parties engaged in arms-length negotiations concerning a possible settlement of the litigation. Those negotiations resulted in the execution of a Memorandum of Understanding dated May 17, 2004, which set forth the terms of an agreement in principle to settle the litigation, subject to, among other things, certification of a class for settlement purposes, release of claims against all defendants and plaintiffs' participation in the preparation of, and monitoring compliance with, agreed procedures for the tabulation of proxies cast by retail shareholders at the May 18, 2004 MONY Shareholder Meeting. On or about July 13, 2004, counsel for the parties executed a Stipulation of Settlement setting forth the terms of a definitive settlement, subject to, among other things, approval by the Delaware Chancery Court. On July 13, 2004, the parties filed the Stipulation of Settlement with the Delaware Chancery Court and requested that the Court schedule a hearing to approve the settlement and authorize notice of the terms of the Stipulation of

     Settlement, the date of the hearing, and the procedures for class members to object to the settlement. On July 19, 2004, the Delaware Chancery Court entered an order, among other things, certifying a class for settlement purposes only and scheduling a hearing on the fairness of the proposed settlement for September 28, 2004.

     In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that Equitable Life uses stale prices of the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that Equitable Life's use of stale pricing diluted the returns of the purported class. The complaint also alleges that Equitable Life breached its fiduciary duty to the class by allowing market timing in general within Equitable Life's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs. In June 2004, Equitable Life removed the case to federal court and in July 2004 filed a motion to dismiss. In July 2004, plaintiff filed a motion to remand the action to state court.

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

     In the SEBI matter with Mr. Arora, in March 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years commencing from August 9, 2003. Alliance understands that Mr. Arora has appealed the order.

     In the SEBI matter with Alliance, in May 2004, SEBI issued an Order of Adjudicating Officer in respect of Alliance, ACAML and its local Indian mutual fund whereby it levied a fine, jointly and severally, against Alliance and ACAML in an amount of approximately $630,000 for not filing the required notices in a timely manner. In June 2004, Alliance and ACAML filed an appeal with respect to such order with SAT, which is still pending.

     In ERB, in June 2004, plaintiff filed an amended complaint ("Amended Erb Complaint") in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint; however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance's Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, Alliance removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act.

     In the MUTUAL FUND TRADING LITIGATIONS (i.e., the Hindo Complaint and similar lawsuits), three lawsuits making factual allegations generally similar to those in the Hindo Complaint have been filed against Alliance and certain other defendants in addition to the forty such lawsuits already reported in the Litigation Note. As a result, between October 3, 2003 and August 4, 2004, forty-three lawsuits, in addition to the Hindo Complaint, have been filed. AXA Financial is named as a defendant, primarily as a control person of Alliance, in thirty-five of these lawsuits (including the Hindo Complaint). The three additional lawsuits are as follows:

          Federal Court Class Actions: Two of the three additional lawsuits have been brought as class actions filed in Federal court, increasing the total number of such lawsuits to twenty-seven (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut). Certain of these lawsuits allege claims under the Securities Act, the Exchange Act, the Advisers Act, the ICA and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four. Of these four, one was brought on behalf of a unitholder of Alliance Holding, and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter three lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed.

          State Court Derivative Actions: The third additional lawsuit has been brought as a derivative action in state court, increasing the total number of such actions to four (one in the Supreme Court of the State of New York, County of New York and three in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

     All of these lawsuits seek an unspecified amount of damages. All of the Federal actions discussed above as well as those described in the Litigation Note (i.e., the Hindo Complaint, Federal Court Class Actions and Federal Court Derivative Actions) were the subject of a petition of tag-along notices filed by Alliance before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). On May 24, 2004, the Court appointed lead counsel and lead plaintiffs for each of the various claim types asserted against the Alliance defendants. The Court has ordered plaintiffs to file consolidated complaints by September 29, 2004.

     Defendants have removed each of the State Court Representative Actions and the State Court Individual Action (discussed in the Litigation Note), and thereafter submitted the actions to the MDL Panel through notices of tag-along action. On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the District of Maryland. Transfer of all of these actions subsequently became final. The plaintiffs in three of these four actions have moved to remand the actions back to state court. On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs' motions to remand until a later stage in the proceedings. Subsequently, the plaintiff in the State Court Individual Action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending.

     Alliance recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund, as described in the Litigation Note. During the first half of 2004, Alliance paid $290 million related to certain Alliance matters (including $250 million to the restitution fund as described above) and has cumulatively paid $296 million. Alliance's management, however, cannot determine at this time the eventual outcome, timing or impact of such Alliance matters. Accordingly, it is possible that additional charges in the future may be required.

     On June 22, 2004, a purported class action complaint entitled AUCOIN, ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("Aucoin Complaint") was filed against Alliance, Alliance Holding, ACMC, AXA Financial, ABIRM, certain current and former directors of the AllianceBernstein Funds, and unnamed Doe defendants. The Aucoin Complaint names the AllianceBernstein Funds as nominal defendants. The Aucoin Complaint also names AXA Financial as a defendant as a control person of Alliance under the federal securities laws. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from AllianceBernstein Fund assets to broker-dealers in exchange for preferential marketing services,
     (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the ICA, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with Alliance, including recovery of all fees paid to Alliance pursuant to such contracts, an accounting of all AllianceBernstein Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

     Between June 22, 2004 and August 4, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance and certain other defendants (including AXA Financial), and others may be filed. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

     With respect to certain matters discussed under "Alliance Litigations" either herein or in the Litigation Note (other than the MUTUAL FUND TRADING LITIGATIONS and the SEBI matters), management of Alliance is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of these matters may have on AXA Financial's results of operations or financial position.

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

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                 -----------------------------      -----------------------------
                                                     2004              2003             2004              2003
                                                 ------------      -----------      ------------      -----------
                                                                            (IN MILLIONS)
       SEGMENT REVENUES:
       Financial Advisory/Insurance............  $    1,335.6      $   1,236.0      $    2,796.9      $   2,366.5
       Investment Management...................         736.7            673.5           1,486.0          1,276.2
       Consolidation/elimination...............         (20.8)           (15.7)            (41.1)           (33.0)
                                                 ------------      -----------      ------------      -----------
       Total Revenues..........................  $    2,051.5      $   1,893.8      $    4,241.8      $   3,609.7
                                                 ============      ===========      ============      ===========



       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES
          AND MINORITY INTEREST:
       Financial Advisory/Insurance............  $      272.5      $     219.5      $      545.8      $     234.4
       Investment Management...................         145.4            138.2             307.8            225.9
       Consolidation/elimination...............           (.5)             -                 (.5)             -
                                                 ------------      -----------      ------------      -----------
       Total Earnings from Continuing
          Operations before Income Taxes
          and Minority Interest................  $      417.4      $     357.7      $      853.1      $     460.3
                                                 ============      ===========      ============      ===========

                                                                                     JUNE 30,         December 31,
                                                                                       2004               2003
                                                                                   ------------      -------------
                                                                                             (IN MILLIONS)
       ASSETS:
       Financial Advisory/Insurance............................................    $  103,113.9      $    99,382.3
       Investment Management...................................................        14,243.2           15,750.2
       Consolidation/elimination...............................................            (3.0)              56.7
                                                                                   ------------      -------------
       Total Assets............................................................    $  117,354.1      $   115,189.2
                                                                                   ============      =============



14)  STOCK-BASED COMPENSATION

     AXA Financial accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Compensation expense is not reflected in the statement of earnings for options granted under the Holding Company's Stock Incentive Plans as all had an exercise price equal to the market value of the underlying common stock on the date of the grant and vest solely with the passage of time. The following table illustrates the effect on net income had compensation expense as related to options awarded under those plans been determined based on SFAS No. 123's fair value based method:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                               -----------------------------------  --------------------------------
                                                     2004                2003            2004               2003
                                               -----------------   ---------------  ----------------   -------------
                                                                          (IN MILLIONS)
      Net earnings as reported................ $           299.0   $         208.9  $          529.7  $        238.1
       Less: Total stock-based employee
          compensation expense determined
          under fair value method for all
          awards, net of income tax benefit...              (7.3)             (9.6)            (14.8)          (17.5)
                                               -----------------   ---------------  ----------------   -------------
      Pro Forma Net Earnings.................. $           291.7   $         199.3  $          514.9   $       220.6
                                               =================   ===============  ================   =============


15)  COMPREHENSIVE INCOME

     The components of comprehensive income for second quarter 2004 and 2003 and the first half of 2004 and of 2003 are as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                -----------------------------      ------------------------------
                                                     2004              2003             2004              2003
                                                ------------      -----------      ------------      ------------
                                                                           (IN MILLIONS)
      Net earnings............................. $      299.0      $     208.9      $      529.7      $      238.1
                                                ------------      -----------      ------------      ------------
      Change in unrealized (losses) gains,
        net of reclassification adjustment.....       (613.3)           355.6            (360.8)            523.8
      Cumulative effect of accounting
         changes ..............................          -                -                12.4               -
      Minimum pension liability adjustment.....          -                5.4               -                 5.4
                                                ------------      -----------      ------------      ------------
      Other comprehensive (loss) income........       (613.3)           361.0            (348.4)            529.2
                                                ------------      -----------      ------------      ------------

      Comprehensive (Loss) Income.............. $     (314.3)     $     569.9      $      181.3      $      767.3
                                                ============      ===========      ============      ============

16)  DISCONTINUED INVESTMENT BANKING AND BROKERAGE SEGMENT

     In June 2004, AXA Financial recorded a gain on disposal of the discontinued Investment Banking and Brokerage segment of $53.2 million, net of Federal income taxes of $28.7 million. The gain resulted from the reduction of state tax liabilities related to the 2000 sale of Donaldson, Lufkin & Jenrette, Inc.

17)  MERGER AGREEMENT

     On July 8, 2004, AXA Financial completed its acquisition of MONY and, under terms of the merger agreement, paid MONY shareholders approximately $1.5 billion in cash, representing $31 for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. The Holding Company funded the acquisition by using available cash and issuing $1.28 billion of Subordinated Notes to AXA and two AXA affiliates. The Subordinated Notes have a floating interest rate, payable semiannually, and mature in 2019. The interest rate resets semiannually on July 15 and January 15. Concurrently, the Holding Company entered into an interest swap agreement with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. The acquisition of MONY will be recorded under the purchase method of accounting.

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

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Earnings from continuing operations before income taxes and minority interest were $853.1 million for the first six months of 2004, an increase of $392.8 million from the 2003 period, with $311.4 million and $81.9 million higher earnings reported by the Financial Advisory/Insurance and Investment Management segments, respectively. Net earnings for AXA Financial totaled $529.7 million for the first six months of 2004, up $291.6 million from the 2003 period. Net earnings for the 2004 period included a $53.2 million net gain related to a reduction of certain state tax liabilities associated with the 2000 sale of Donaldson, Lufkin and Jenrette, Inc., reported as discontinued operations. In first quarter 2004, AXA Financial recorded a $4.0 million charge (net of related income taxes of $2.2 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the first half of 2004 increased $632.1 million as revenues for both the Financial Advisory/Insurance and Investment Management segments increased $430.4 million and $209.8 million, respectively, as compared to the first six months of 2003.

Policy fee income was $747.1 million, $97.1 million higher than in the 2003 period, largely due to higher average Separate Account balances resulting from market appreciation and positive net cash flows.

Net investment income increased $71.0 million to $1.28 billion, reflecting a higher level of assets in the General Account, $84.6 million higher earnings from other equity investments due to market improvement and prepayment gains of $23.4 million partially offset by lower yields due to lower reinvestment rates and $12.6 million of unrealized depreciation on interest rate swap contracts entered into in second quarter 2003 as compared to $30.9 million of unrealized appreciation in the 2003 period. Higher short-term investment positions in the General Account were maintained during 2003 pending investment into longer-term securities, meeting our investment parameters, which support underlying life and annuity products.

Investment gains, net totaled $57.5 million in the 2004 period compared to net losses of $96.6 million in the first six months of 2003 principally due to lower writedowns on fixed maturities partially offset by lower gains on sales of fixed maturities. Net gains on sales of General Account fixed maturities were $41.9 million for the first half of 2004 as compared to $46.6 million in the 2003 period while writedowns on the fixed maturity portfolio of the General Account totaled $20.3 million for the 2004 period compared to $162.4 million for the prior year period.

There was a $306.0 million increase in commissions, fees and other income to $1.70 billion in the first half of 2004 from $1.39 billion in the 2003 period. The $211.5 million higher fees in the Investment Management segment were primarily due to the $166.2 million increase in Alliance's investment advisory and services fees to $1.02 billion due to an approximately 20.3% increase in average AUM, the $13.7 million increase in brokerage transaction charges due to higher volume and a $7.1 million performance based institutional investment management fee, partially offset by approximately $36 million in revenue reductions. These reductions resulted from reductions in advisory fees implemented for certain Alliance-sponsored retail mutual funds in connection with the settlement of market timing-related matters. Distribution revenues at Alliance were $228.2 million in the first six months of 2004, $19.5 million higher than in the comparable 2003 period primarily due to higher average daily mutual fund AUM. When compared to the first half of 2003, there was a $23.9 million increase in revenues from institutional research services due to higher market share and higher revenues from growth in European operations partially offset by a decrease in NYSE average daily non-program trading volumes. The increase of $102.5 million in the Financial Advisory/Insurance segment in the first six months of 2004 was primarily due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base and to higher fees related to higher mutual fund sales.

Benefits and Other Deductions. Total benefits and other deductions increased $239.3 million to $3.39 billion for the first six months of 2004 as the Financial Advisory/Insurance and the Investment Management segments posted increases of $119.0 million and $127.9 million, respectively.

The policyholders' benefits increase of $31.4 million to $910.6 million in the first half of 2004 principally resulted from higher GMDB/GMIB benefits and reserves due to growth in the business partially offset by lower policyholder dividends due to reductions in the dividend scale.

The $33.9 million increase in interest credited to policyholders' account balances to $511.9 million in the first half of 2004 was principally due to higher account balances and the pass through of changes in the fair value of the investment asset portfolio supporting group pension annuity participating contracts that resulted from the implementation of SOP 03-1, partially offset by the impact of lower crediting rates.

When compared to the first half of 2003, there was a $84.4 million increase in compensation and benefits in the first six months of 2004 to $936.4 million, as the $91.1 million higher expenses in the Investment Management segment were partially offset by a $6.6 million decrease in the Financial Advisory/Insurance segment. The increase in compensation and benefits in the Investment Management segment was due to higher Alliance incentive compensation from higher earnings and higher commissions reflecting higher sales in institutional research services and Alliance's private client distribution channel, as well as the impact of new business activity primarily in the second half of 2003 in the institutional investment management channel. The decrease in compensation and benefit costs in the Financial Advisory/Insurance segment was due in part to a decrease in salaries that was partially offset by higher benefit costs. Additionally, compensation and benefits for the Financial Advisory/Insurance segment included $3.2 million of expenses resulting from changes in the Stock Appreciation Rights' liability in the 2004 period as compared to $0.3 million of expenses in the comparable 2003 period.

Commissions increased $22.0 million to $392.3 million due to higher mutual fund sales and annuity asset based commissions.

Distribution plan payments totaled $189.9 million for the first six months of 2004, up $8.9 million from the comparable prior year's period due to higher average mutual fund AUM. Amortization of deferred sales commissions was $95.2 million, $10.1 million lower than in the first six months of 2003 primarily due to declines in net amortizable assets due to lower U.S. sales.

DAC amortization increased $4.7 million to $180.3 million for the first six months of 2004. Despite increases in current margins, DAC amortization remains relatively flat due to the unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts.

DAC capitalization, interest expense, rent expense and amortization of intangible assets remained level from the first half of 2003 to the first half of 2004.

Other operating costs and expenses totaled $448.4 million for the six months ended June 30, 2004, with increases of $37.0 million and $33.5 million noted for the Investment Management and Financial Advisory/Insurance segments, respectively. The Financial Advisory/Insurance segment increase was primarily due to higher EQAT and VIP Trust subadvisory fees due to higher asset values partially offset by lower amortization of capitalized software in the 2004 period. Increases in the Investment Management segment were principally due to the write-off of capitalized software, higher occupancy costs, higher transaction processing expenses from OTC trading, higher unrealized foreign exchange losses and higher travel and entertainment costs, partially offset by incremental insurance recoveries related to previously incurred legal expenses reported at Alliance.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first six months of 2004 decreased from prior year levels by $594.3 million to $6.79 billion. Sales of annuities in the first half of 2004 decreased 9.9% from the strong 2003 period, which had increased by 51% over the comparable 2002 period's sales. This decline was primarily due to $658.6 million lower premiums and deposits from variable annuities in the wholesale channel, partially offset by $57.1 million higher variable annuity premiums and deposits in the retail channel. Total sales of mutual funds and fee based assets gathered increased $510.3 million to $1.85 billion in the first half of 2004.

Surrenders and Withdrawals. When totals for the first six months of 2004 are compared to the comparable 2003 period, surrenders and withdrawals increased from $2.38 billion to $2.91 billion with respective increases of $461.8 million and $71.0 million reported for individual annuities and variable and interest-sensitive life product lines partially offset by $7.3 million lower surrenders for traditional life insurance products. The annualized annuities surrender rate decreased to 8.1% in the 2004 period from 8.8% in the comparable period in 2003, while the individual life surrender rates showed an increase to 4.7% from 4.6%. The dollar increase in annuity surrenders resulted from higher account balances driven by market appreciation and positive net cash flows. The 2004 individual life surrender rate included the impact of the surrender of a single large COLI contract in first quarter 2004. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                        JUNE 30,
                                             -------------------------------
                                                2004                2003
                                             ------------        -----------
Third party................................. $    423,902        $   372,464
General Account and other...................       39,917             39,486
Separate Accounts...........................       56,405             45,578
                                             ------------        -----------
Total Assets Under Management............... $    520,224        $   457,528
                                             ============        ===========

Third party assets under management at June 30, 2004 increased $51.44 billion primarily due to increases at Alliance. General Account and other assets under management increased $431 million from the amounts reported at June 30, 2003 due to higher sales of General Account based products. The $10.83 billion increase in Separate Account assets under management resulted from market appreciation and net new deposits, partially offset by the conversion of an institutional real estate Separate Account into a private REIT in second quarter 2004.

Alliance assets under management at June 30, 2004 totaled $480.6 billion as compared to $426.2 billion at June 30, 2003. This increase during the 12 month period ended June 30, 2004 resulted from market appreciation of $16.4 billion, $36.1 billion and $5.6 billion, respectively, in retail, institutional and private client AUM and net asset inflows of $1.1 billion and $4.9 billion, respectively, in the institutional investment management and private client distribution channels partially offset by $5.1 million and $4.6 million of net long-term outflows and net cash management redemptions, respectively, in the retail channel. Non-US clients accounted for 21.5% of Alliance's June 30, 2004 assets under management total.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company. The Holding Company paid cash dividends of $100.0 million in the first half of 2003; no dividends were paid in the comparable 2004 period.

On July 7, 2004, the Holding Company issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively. The $1.28 billion in proceeds from these borrowings were used to fund the MONY acquisition. The Subordinated Notes have a maturity date of July 15, 2019 and a floating interest rate, which resets semiannually on July 15 and January 15. Concurrently, the Holding Company entered into an interest rate swap with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. Including the impact of the swap, the 2004 interest cost related to the Subordinated Notes will total approximately $32.2 million.

On July 8, 2004, AXA Financial completed its acquisition of MONY and paid MONY shareholders approximately $1.5 billion, representing $31 in cash for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. Because the MONY acquisition was completed after the end of the period covered by this Form 10-Q, this Form 10-Q does not include any other information relating to the MONY companies.

On July 9, 2004, AXA and certain of its subsidiaries, including AXA Financial, entered into a euro 3.5 billion global revolving credit facility and a $650 million letter of credit facility, which mature on July 9, 2009, with a group of 30 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $500 million available to AXA Financial (Bermuda) Ltd., an AXA Financial subsidiary.

During the first half of 2004 and 2003, respectively, AXA Financial purchased 302,481 and 539,250 AXA ADRs for approximately $6.7 million and $7.8 million. These shares were used for AXA Financial's restricted stock plan.

Equitable Life. In second quarter 2004, Equitable Life paid cash dividends of $250.0 million, as compared to $150.0 million in the prior year's comparable period.

In first quarter 2004, Equitable Life amended the terms of its $350.0 million credit facility to extend its March 31, 2004 maturity date to October 15, 2004; no other agreement terms were affected. At June 30, 2004, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. As a result of charges for market timing-related matters and legal proceedings recorded in the second half of 2003, there were no cash distributions paid in first quarter 2004; cash distributions in second quarter totaled $75.9 million.

In the first half of 2004, subsidiaries of Alliance paid approximately $38.4 million to purchase 841,760 Alliance Holding Units to fund deferred compensation plans.

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

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, including those anticipated from the integration of the businesses of AXA Financial and MONY; secular trends; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) `04; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features, the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions.

Recoverability of DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments that have created, and in the future may create, significant volatility in investment income.

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

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the net deferred sales commission asset was $316.6 million at June 30, 2004. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system during the first half of 2004 and of 2003, net of CDSC received of $19.2 million and $17.6 million, respectively, totaled approximately $24.6 million and $61.0 million, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of June 30, 2004, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

During the three month and six month periods ended June 30, 2004, respectively, equity markets increased by approximately 2% and 3% as measured by the change in the Standard & Poor's 500 Stock Index. Fixed income markets increased by approximately 2% in second quarter 2004 as measured by the change in the Lehman Brothers' Aggregate Bond Index and remained flat for the six month 2004 period. The redemption rates for domestic back-end load shares was 25.8% and 25.7%, respectively, for the second quarter and first six months of 2004. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Other Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors that affect investment and benefit projections. There can be no assurance that the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries, like other life and health insurers, are involved in such litigation and AXA Financial's or such subsidiaries' results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. In the last year, Equitable Life, EQAT, Premier Trust, VIP Trust, AXA Advisors, or AXA Distributors have received various requests for information and documents from the SEC and NASD. The requests have sought information relating to, among other things, market timing, late trading, valuation, replacements and exchanges of variable life insurance and annuities, investment company "revenue sharing" arrangements, directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing, and related matters. Each of the requests has been or is being responded to, including through the provision of requested documents. At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2003 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements in the 2003 Form 10-K for pronouncements issued but not effective at December 31, 2003 as well as Note 4 of Notes to Consolidated Financial Statements contained herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. There has been no change in AXA Financial's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no new material legal proceedings and no material developments in specific litigations previously reported in Note 18 of AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2003 (the "Litigation Note"), contained in the 2003 Form 10-K, except as described below:

     In AMERICAN NATIONAL BANK, in April 2004, Emerald filed a motion for summary judgment on liability. Also in April 2004, Emerald filed a motion to amend its complaint to attempt to cure a defect in diversity jurisdiction. In April 2004, Equitable Life filed its opposition to this motion and Emerald filed its reply. In July 2004, the court denied Emerald's motion and dismissed Emerald's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, Emerald Investments L.P. filed a substantially similar complaint as the dismissed action against Equitable Life, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, Emerald filed an amended complaint, to which Equitable Life filed an answer asserting several affirmative defenses; Equitable Life also filed a partial motion to dismiss the amended complaint.

     In the action Equitable Life commenced against Emerald in December 2001, the court granted Emerald's motion for summary judgment in March 2004. In July 2004, Equitable Life filed a motion to dismiss this action on the ground that there is no subject matter (diversity) jurisdiction.

     In DH2, the complaint was served on Equitable Life and EQ Advisors Trust in May 2004. In July 2004, DH2 filed an amended complaint adding the individual trustees as defendants.

     In FISCHEL, in April 2004, the District Court denied Equitable Life's motion for reconsideration. In May 2004, the Ninth Circuit entered an order directing the District Court to award plaintiffs' counsel certain of their attorneys' fees in connection with the previous settlement of a second count of the complaint which is unrelated to the health benefits claims that remain before the court. Equitable Life will pay those attorneys' fees out of a settlement fund already set aside as part of that previous settlement. Following its decision to deny the motion for reconsideration, the District Court has now scheduled a hearing for September 2004 to address the relief that plaintiffs are entitled to on the health benefits claims.

     In HIRT, in July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by Equitable Life violated ERISA's notice rules.

     In BERGER, in March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who
     (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy." Discovery is ongoing. The case has been placed on the January 2005 pooled trial calendar.

     In ECKERT, in June 2004, plaintiff, in connection with a settlement of a proceeding entitled ECKERT V. AXA ADVISORS, LLC, ET AL. filed with the National Association of Securities Dealers, Inc., released his putative class action claim against the Company. In June 2004, Plaintiff's counsel filed a motion for withdrawal of plaintiff from the putative class action lawsuit and intervention by another member of the putative class as plaintiff.

     In the MONY STOCKHOLDER LITIGATION, on April 6, 2004, the Delaware Court of Chancery heard plaintiffs' second preliminary injunction motion, brought on the basis of the new allegations in their second amended complaint. In their motion, plaintiffs sought an order (i) enjoining AXA Financial and MONY's directors and officers from voting their shares at the May 18, 2004 MONY Shareholder Meeting, (ii) compelling additional disclosure by MONY, and (iii) enjoining MONY from counting the votes cast by shareholders on proxy cards submitted in connection with the original February 24, 2004 Shareholder Meeting date (the "original proxies"). On April 9, 2004, Vice Chancellor Lamb denied plaintiffs' motion and granted summary judgment to defendants on the issue regarding the legal validity of the original proxies. On April 14, 2004, plaintiffs filed a motion to expedite the proceedings and to schedule a hearing on a third motion for a preliminary injunction regarding the use by MONY of the original proxies. Prior to the scheduling of a hearing on the plaintiffs' third motion for a preliminary injunction, the parties engaged in arms-length negotiations concerning a possible settlement of the litigation. Those negotiations resulted in the execution of a Memorandum of Understanding dated May 17, 2004, which set forth the terms of an agreement in principle to settle the litigation, subject to, among other things, certification of a class for settlement purposes, release of claims against all defendants and plaintiffs' participation in the preparation of, and monitoring compliance with, agreed procedures for the tabulation of proxies cast by retail shareholders at the May 18, 2004 MONY Shareholder Meeting. On or about July 13, 2004, counsel for the parties executed a Stipulation of Settlement setting forth the terms of a definitive settlement, subject to, among other things, approval by the Delaware Chancery Court. On July 13, 2004, the parties filed the Stipulation of Settlement with the Delaware Chancery Court and requested that the Court schedule a hearing to approve the settlement and authorize notice of the terms of the Stipulation of Settlement, the date of the hearing, and the procedures for class members to object to the settlement. On July 19, 2004, the Delaware Chancery Court entered an order, among other things, certifying a class for settlement purposes only and scheduling a hearing on the fairness of the proposed settlement for September 28, 2004.

     In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that Equitable Life uses stale prices of the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that Equitable Life's use of stale pricing diluted the returns of the purported class. The complaint also alleges that Equitable Life breached its fiduciary duty to the class by allowing market timing in general within Equitable Life's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs. In June 2004, Equitable Life removed the case to federal court and in July 2004 filed a motion to dismiss. In July 2004, plaintiff filed a motion to remand the action to state court.

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

     In the SEBI matter with Mr. Arora, in March 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years commencing from August 9, 2003. Alliance understands that Mr. Arora has appealed the order.

     In the SEBI matter with Alliance, in May 2004, SEBI issued an Order of Adjudicating Officer in respect of Alliance, ACAML and its local Indian mutual fund whereby it levied a fine, jointly and severally, against Alliance and ACAML in an amount of approximately $630,000 for not filing the required notices in a timely manner. In June 2004, Alliance and ACAML filed an appeal with respect to such order with SAT, which is still pending.

     In ERB, in June 2004, plaintiff filed an amended complaint ("Amended Erb Complaint") in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint; however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance's Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, Alliance removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act.

     In the MUTUAL FUND TRADING LITIGATIONS (i.e., the Hindo Complaint and similar lawsuits), three lawsuits making factual allegations generally similar to those in the Hindo Complaint have been filed against Alliance and certain other defendants in addition to the forty such lawsuits already reported in the Litigation Note. As a result, between October 3, 2003 and August 4, 2004, forty-three lawsuits, in addition to the Hindo Complaint, have been filed. AXA Financial is named as a defendant, primarily as a control person of Alliance, in thirty-five of these lawsuits (including the Hindo Complaint). The three additional lawsuits are as follows:

          Federal Court Class Actions: Two of the three additional lawsuits have been brought as class actions filed in Federal court, increasing the total number of such lawsuits to twenty-seven (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut). Certain of these lawsuits allege claims under the Securities Act, the Exchange Act, the Advisers Act, the ICA and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four. Of these four, one was brought on behalf of a unitholder of Alliance Holding, and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter three lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed.

          State Court Derivative Actions: The third additional lawsuit has been brought as a derivative action in state court, increasing the total number of such actions to four (one in the Supreme Court of the State of New York, County of New York and three in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

     All of these lawsuits seek an unspecified amount of damages. All of the Federal actions discussed above as well as those described in the Litigation Note (i.e., the Hindo Complaint, Federal Court Class Actions and Federal Court Derivative Actions) were the subject of a petition of tag-along notices filed by Alliance before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). On May 24, 2004, the Court appointed lead counsel and lead plaintiffs for each of the various claim types asserted against the Alliance defendants. The Court has ordered plaintiffs to file consolidated complaints by September 29, 2004.

     Defendants have removed each of the State Court Representative Actions and the State Court Individual Action (discussed in the Litigation Note), and thereafter submitted the actions to the MDL Panel through notices of tag-along action. On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the District of Maryland. Transfer of all of these actions subsequently became final. The plaintiffs in three of these four actions have moved to remand the actions back to state court. On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs' motions to remand until a later stage in the proceedings. Subsequently, the plaintiff in the State Court Individual Action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending.

     Alliance recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund, as described in the Litigation Note. During the first half of 2004, Alliance paid $290 million related to certain Alliance matters (including $250 million to the restitution fund as described above) and has cumulatively paid $296 million. Alliance's management, however, cannot determine at this time the eventual outcome, timing or impact of such Alliance matters. Accordingly, it is possible that additional charges in the future may be required.

     On June 22, 2004, a purported class action complaint entitled AUCOIN, ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("Aucoin Complaint") was filed against Alliance, Alliance Holding, ACMC, AXA Financial, ABIRM, certain current and former directors of the AllianceBernstein Funds, and unnamed Doe defendants. The Aucoin Complaint names the AllianceBernstein Funds as nominal defendants. The Aucoin Complaint also names AXA Financial as a defendant as a control person of Alliance under the federal securities laws. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from AllianceBernstein Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the ICA, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with Alliance, including recovery of all fees paid to Alliance pursuant to such contracts, an accounting of all AllianceBernstein Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

     Between June 22, 2004 and August 4, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance and certain other defendants (including AXA Financial), and others may be filed. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

     With respect to certain matters discussed under "Alliance Litigations" either herein or in the Litigation Note (other than the MUTUAL FUND TRADING LITIGATIONS and the SEBI matters), management of Alliance is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance's results of operations or financial condition and AXA Financial's management is unable to estimate the impact, if any, that the outcome of these matters may have on AXA Financial's results of operations or financial position.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               Number               Description and Method of Filing
             ---------  --------------------------------------------------------

                31.1 Section 302 Certification made by the Registrant's Chief Executive Officer, filed herewith

                31.2 Section 302 Certification made by the Registrant's Chief Financial Officer, filed herewith

                32.1 Section 906 Certification made by the Registrant's Chief Executive Officer, filed herewith

                32.2 Section 906 Certification made by the Registrant's Chief Financial Officer, filed herewith

          Certain non-registered long-term Subordinated Notes issued by the Registrant (discussed in Note 17 of Notes to Consolidated Financial Statements contained in this Form 10-Q) are omitted from this Item 6(a) pursuant to Item 601 of Regulation S-K. Registrant will furnish to SEC upon request.

          (b)  Reports on Form 8-K

               On April 26, 2004, the Registrant furnished a Current Report on Form 8-K, relating to its press release announcing its first quarter 2004 life insurance and annuity premiums and deposits and sales of mutual funds in its Financial Advisory/Insurance segment and its individual separate account balances at the end of first quarter 2004.

               On May 18, 2004, the Registrant furnished a Current Report on Form 8-K containing its press release announcing that stockholders of MONY had approved MONY's merger with the Registrant.

               On July 8, 2004, the Registrant furnished a Current Report on Form 8-K containing its press release announcing the closing of its acquisition of MONY.

               On August 6, 2004, the Registrant furnished a Current Report on Form 8-K, containing a reconciliation of Registrant's contribution to its parent AXA's consolidated French GAAP Underlying Earnings with Registrant's consolidated US GAAP Net Earnings for the first half of 2004, as well as certain slides presented by Stanley B. Tulin, Registrant's Vice Chairman and Chief Financial Officer, at a meeting on August 6, 2004 with securities analysts, as modified to provide information in US GAAP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 12, 2004        AXA FINANCIAL, INC.


                                By:      /s/ Stanley B. Tulin
                                         ---------------------------------------
                                         Name:    Stanley B. Tulin
                                         Title:   Vice Chairman of the Board and
                                                  Chief Financial Officer

Date:    August 12, 2004                 /s/ Alvin H. Fenichel
                                         ---------------------------------------
                                         Name:    Alvin H. Fenichel
                                         Title:   Senior Vice President and
                                                  Controller