Form 10-Q
period 2004-09-30
AXA FINANCIAL INC
filed 2004-11-12
CIK 888002

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2004             Commission File No. 1-11166
-------------------------------------------------------------------------------


                               AXA FINANCIAL, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                    13-3623351
-------------------------------------------------------------------------------
              (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)                 Identification No.)


      1290 Avenue of the Americas, New York, New York                      10104
-------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 12, 2004.

At November 12, 2004, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----


PART I          FINANCIAL INFORMATION
Item 1:         Unaudited Consolidated Financial Statements

                o Consolidated Balance Sheets, September 30, 2004 and December 31, 2003................      3
                o Consolidated Statements of Earnings, Three Months and Nine Months Ended
                  September 30, 2004 and 2003..........................................................      4
                o Consolidated Statements of Shareholders' Equity,
                  Nine Months Ended September 30, 2004 and 2003.......................................       5
                o Consolidated Statements of Cash Flows, Nine Months Ended
                  September 30, 2004 and 2003..........................................................      6
                o Notes to Consolidated Financial Statements...........................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations ("Management Narrative").........................................     30

Item 3:         Quantitative and Qualitative Disclosures About Market Risk*............................     39

Item 4:         Controls and Procedures................................................................     39

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................     40

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds............................     40

Item 3:         Defaults Upon Senior Securities........................................................     40

Item 4:         Submission of Matters to a Vote of Security Holders....................................     40

Item 5:         Other Information......................................................................     40

Item 6:         Exhibits ..............................................................................     40

SIGNATURES       ......................................................................................     41




*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION

          ITEM 1: UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               AXA FINANCIAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                               SEPTEMBER 30,        December 31,
                                                                                   2004                 2003
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS

Investments:

  Fixed maturities available for sale, at estimated fair value..............  $    38,573.7        $    29,143.1
  Mortgage loans on real estate.............................................        5,019.7              3,503.1
  Equity real estate, held for the production of income.....................          823.5                656.5
  Policy loans..............................................................        5,012.4              3,894.3
  Other equity investments..................................................        1,187.3                886.4
  Other invested assets.....................................................        2,026.7              1,112.4
                                                                              -----------------    -----------------
      Total investments.....................................................       52,643.3             39,195.8
Cash and cash equivalents...................................................        2,757.8              1,018.3
Cash and securities segregated, at estimated fair value.....................        1,181.4              1,285.8
Broker-dealer related receivables...........................................        2,295.4              2,284.7
Deferred policy acquisition costs...........................................        6,727.5              6,290.4
Goodwill and other intangible assets, net...................................        5,028.4              4,078.8
Value of business acquired .................................................          841.2                  -
Amounts due from reinsurers.................................................        3,061.7              2,455.6
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        4,017.7              3,741.7
Separate Accounts' assets...................................................       60,374.5             54,438.1
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   139,328.9        $   115,189.2
                                                                              =================    =================

LIABILITIES

Policyholders' account balances.............................................  $    30,075.0        $    25,307.7
Future policy benefits and other policyholders liabilities..................       22,803.3             13,934.7
Broker-dealer related payables..............................................        1,786.1              1,264.8
Customers related payables..................................................        1,992.7              1,897.5
Short-term and long-term debt...............................................        3,566.9              2,628.1
Loans from affiliates.......................................................        1,280.0                  -
Income taxes payable........................................................        1,900.3              1,941.0
Other liabilities...........................................................        4,719.8              3,995.5
Separate Accounts' liabilities..............................................       60,374.5             54,300.6
Minority interest in equity of consolidated subsidiaries....................        1,494.3              1,257.5
Minority interest subject to redemption rights..............................          391.7                488.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................      130,384.6            107,015.5
                                                                              -----------------    -----------------
Commitments and contingencies (Note 14)

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 500 million shares authorized, 436.2 million
   shares issued and outstanding............................................            3.9                  3.9
Capital in excess of par value..............................................        1,108.1              1,102.3
Retained earnings...........................................................        6,920.8              6,194.8
Accumulated other comprehensive income......................................          911.5                872.7
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        8,944.3              8,173.7
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $   139,328.9       $   115,189.2
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,

                                                       ---------------------------------  ---------------------------------
                                                            2004             2003              2004              2003
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (IN MILLIONS)

REVENUES

Universal life and investment-type
  product policy fee income..........................  $      468.9     $      347.8      $    1,216.0      $     997.8
Premiums.............................................         387.7            203.5             849.6            661.5
Net investment income................................         771.1            586.7           2,047.5          1,792.1
Investment (losses) gains, net.......................          (4.4)             3.4              53.1            (93.2)
Commissions, fees and other income...................       1,003.8            745.4           2,702.7          2,138.3
                                                       ---------------  ---------------   ---------------   ---------------
      Total revenues.................................       2,627.1          1,886.8           6,868.9          5,496.5
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS

Policyholders' benefits..............................         741.3            391.9           1,651.9          1,271.1
Interest credited to policyholders' account balances.         307.6            245.0             819.5            723.0
Compensation and benefits............................         598.1            408.5           1,534.5          1,260.5
Commissions..........................................         245.5            210.4             637.8            580.7
Distribution plan payments...........................          90.4             94.7             280.3            275.7
Amortization of deferred sales commissions...........          43.3             52.5             138.5            157.8
Interest expense.....................................          66.1             50.0             162.3            147.3
Amortization of deferred policy acquisition costs
  and value of business acquired.....................         135.2            106.7             315.5            282.3
Capitalization of deferred policy acquisition costs..        (293.1)          (272.8)           (776.2)          (754.9)
Rent expense.........................................          61.0             48.7             158.6            143.6
Amortization of other intangible assets, net.........          11.2              6.3              24.2             18.8
Other operating costs and expenses...................         322.3            373.7             770.7            759.1
                                                       ---------------  ---------------   ---------------   ---------------
      Total benefits and other deductions............       2,328.9          1,715.6           5,717.6          4,865.0
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  income taxes and minority interest.................         298.2            171.2           1,151.3            631.5
Income taxes.........................................         (55.3)           (53.0)           (295.1)          (163.8)
Minority interest in net income of
  consolidated subsidiaries..........................         (62.2)            (9.2)           (198.3)          (120.7)
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations..................         180.7            109.0             657.9            347.0

Earnings from other discontinued operations, net
   of income taxes...................................           4.7               .7               8.0               .8
Gain on sale of real estate held-for-sale,  net of
    income taxes.....................................          10.9              -                10.9              -
Gain on disposal of the discontinued Investment
   Banking and Brokerage segment, net of income
    taxes............................................           -                -                53.2              -
Cumulative effect of accounting changes, net of
   income taxes......................................           -                -                (4.0)             -
                                                       ---------------  ----------------  ---------------   ---------------
Net Earnings.........................................  $      196.3     $      109.7      $      726.0      $     347.8
                                                       ===============  ================  ===============   ===============



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                    2004                 2003
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

SHAREHOLDERS' EQUITY

Common stock, at par value, beginning of year and end of period.............  $         3.9        $         3.9
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year as previously reported....        1,102.3              1,028.6
Prior period adjustment related to deferred Federal income taxes............            -                   59.0
                                                                              -----------------    -----------------
Capital in excess of par value, beginning of year as restated...............        1,102.3              1,087.6
Other changes in additional capital in excess of par value..................            5.8                 10.4
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,108.1              1,098.0
                                                                              -----------------    -----------------


Retained earnings, beginning of year as previously reported.................        6,194.8              5,805.5
Prior period adjustment related to deferred Federal income taxes............            -                  162.1
                                                                              -----------------    -----------------
Retained earnings, beginning of year as restated............................        6,194.8              5,967.6
Net earnings................................................................          726.0                347.8
Dividends on common stock...................................................            -                 (100.0)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        6,920.8              6,215.4
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          872.7                655.1
Other comprehensive income..................................................           38.8                334.8
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          911.5                989.9
                                                                              -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................  $     8,944.3        $     8,307.2
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.
                                                                             -5-

                               AXA FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                       2004               2003
                                                                                 ---------------    -----------------
                                                                                            (IN MILLIONS)

Net earnings..................................................................   $      726.0       $       347.8
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances......................          819.5               723.0
    Universal life and investment-type product policy fee income..............       (1,216.0)             (997.8)
    Net change in broker-dealer customer related receivables/payables.........         (190.3)              236.6
    Investment (gains) losses, net............................................          (53.1)               93.2
    Decrease (increase) in segregated cash and securities, net................          104.4              (194.2)
    Change in deferred policy acquisition costs and value of
      business acquired.......................................................         (461.6)             (472.6)
    Change in future policy benefits..........................................          110.3               (84.5)
    Change in property and equipment..........................................          (54.1)              (56.7)
    Change in income tax payable..............................................          200.8              73.0
    Change in fair value of guaranteed minimum income benefit
      reinsurance contract....................................................          (55.0)               58.0
    Gain on disposal of Investment Banking and Brokerage segment..............          (53.2)                -
    Minority interest in net income of consolidated subsidiaries..............          198.3               120.7
    Other, net................................................................          122.0              628.0
                                                                                 ----------------   ------------------

Net cash provided by operating activities.....................................          198.0               474.5
                                                                                 ----------------   ------------------

Cash flows from investing activities:

  Maturities and repayments...................................................        2,987.8             3,343.3
  Sales.......................................................................        3,637.2             3,694.1
  Purchases...................................................................       (6,999.2)           (8,813.6)
  Change in short-term investments............................................          532.6               356.8
  Purchase of minority interest in consolidated subsidiary....................         (308.7)                -
  Acquisition of the MONY Group, Inc., net of cash and cash equivalents
     acquired.................................................................         (760.7)                -
  Other, net..................................................................          258.2                31.6
                                                                                 ----------------   ------------------

Net cash used by investing activities........................................          (652.8)           (1,387.8)
                                                                                 ----------------   ------------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................................        2,944.0             4,615.1
    Withdrawals and transfers to Separate Accounts............................       (1,965.1)           (2,240.2)
  Increase in loans from affiliates...........................................        1,280.0                 -
  Net increase in short-term financings.......................................           34.3               192.8
  Dividends paid on common stock .............................................            -                (100.0)
  Other, net..................................................................          (96.9)             (169.0)
                                                                                 ----------------   ------------------

Net cash provided by financing activities.....................................        2,196.3             2,298.7
                                                                                 ----------------   ------------------

Change in cash and cash equivalents...........................................        1,741.5             1,385.4
Cash and cash equivalents, beginning of year..................................        1,018.3               501.7
                                                                                 ----------------   ------------------

Cash and Cash Equivalents, End of Period......................................   $    2,757.8       $     1,887.1
                                                                                 ================   ==================

Supplemental cash flow information
  Interest Paid...............................................................   $      153.5       $       133.7
                                                                                 ================   ==================
  Income Taxes Paid...........................................................   $      256.5       $        92.5
                                                                                 ================   ==================

                 See Notes to Consolidated Financial Statements

                               AXA FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1)    ACQUISITION OF MONY

      On July 8, 2004, the Holding Company completed its acquisition of MONY and, under terms of the related merger agreement, paid or made provision to pay MONY shareholders approximately $1.5 billion in cash, representing $31 for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. The Holding Company funded the acquisition by using available cash and issuing $1.28 billion of Subordinated Notes to AXA and two AXA affiliates. The Subordinated Notes have a floating interest rate, payable semiannually, and mature in 2019. The interest rate resets semiannually on July 15 and January 15. Concurrently, the Holding Company entered into an interest swap agreement with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. The acquisition provides AXA Financial with additional scale in distribution, client base and assets under management.

      As of September 30, 2004, former MONY stockholders holding approximately
      3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY acquisition), have demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The fair value of shares of MONY common stock to be determined in the appraisal process, which is the amount that will be payable by AXA Financial to the holders of shares subject to the appraisal, could be greater or less than the $31.00 per share paid to former MONY stockholders who did not demand appraisal under Delaware law. See Note 14 of Notes to Consolidated Financial Statements.

      The acquisition was accounted for using the purchase method under SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". For accounting purposes (due to convenience and the immateriality of the results of MONY from July 1, 2004 through July 8,
      2004), AXA Financial has consolidated MONY and reflected its results from July 1, 2004 in its consolidated statements of earnings and cash flows. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of acquisition. Purchase adjustments required significant management estimates and assumptions. The purchase adjustments related to value of business acquired ("VOBA") and liabilities including policyholder reserves required management to exercise judgment to assess the value of these items. AXA Financial is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement.

      AXA Financial's consolidated balance sheet at September 30, 2004 includes the accounts of MONY, including its principal subsidiaries, MONY Life Insurance Company ("MONY Life"), MONY Life Insurance Company of America ("MLOA"), U.S. Financial Life Insurance Company ("USFL"), The Advest Group, Inc. ("Advest") and Enterprise Capital Management, Inc. ("Enterprise").

      The following table presents the estimated fair values of the MONY assets acquired and liabilities assumed:

                                                                                               FAIR VALUE
                                                                                            AT JULY 1, 2004
                                                                                           -------------------
                                                                                              (IN MILLIONS)

      ASSETS ACQUIRED

      Investments

         Fixed maturities................................................................  $      7,805.0
         Mortgage loans on real estate...................................................         1,943.2
         Policy loans....................................................................         1,162.6
         Other equity investments........................................................           260.3
         Other invested assets...........................................................         1,491.8
                                                                                           -------------------
             Total investments...........................................................        12,662.9
      Cash and cash equivalents..........................................................           795.4
      Reinsurance recoverable............................................................           550.8
      Goodwill...........................................................................           593.4
      Value of business acquired.........................................................           863.7
      Other intangible assets............................................................           172.0
      Other assets.......................................................................           405.8
      Separate Accounts' assets..........................................................         4,950.3
                                                                                           -------------------
      Total Assets Acquired..............................................................  $     20,994.3
                                                                                           ===================
      LIABILITIES ASSUMED

      Policy liabilities.................................................................  $     12,025.6
      Short-term and long-term debt......................................................           940.8
      Other liabilities..................................................................         1,511.6
      Separate Accounts' liabilities.....................................................         4,950.4
                                                                                           -------------------
        Total Liabilities Assumed........................................................  $     19,428.4
                                                                                           ===================

      Net Assets Acquired................................................................  $      1,565.9
                                                                                           ===================

      All of MONY's results are reported in the Financial Advisory/Insurance segment. Of the $593.4 million in goodwill, none is expected to be deductible for tax purposes.

      In addition to goodwill, intangible assets of $1,035.7 million were recorded as a result of the acquisition. Intangibles assets subject to amortization include the following:


                                                              FAIR VALUE ASSIGNED
                                                               AS OF JULY 1, 2004         AMORTIZATION RANGE
                                                             -----------------------    -----------------------
                                                                  (IN MILLIONS)

      VOBA...............................................    $        863.7                      10-30 years
      Insurance distribution network.....................              64.0                      10-20 years
      Brokerage distribution system......................              27.1                          8 years
      Mutual fund distribution fees......................              20.9                        5-6 years


      In addition, mutual fund investment management contracts were assigned a fair value of $60.0 million as of July 1, 2004, which is not subject to amortization.

2)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 9) have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2004" and "third quarter 2003" refer to the three months ended September 30, 2004 and 2003, respectively. The terms "first nine months of 2004" and "first nine months of 2003" refer to the nine months ended September 30, 2004 and 2003 respectively.

      In the third quarter 2004, AXA Financial's principal insurance subsidiary, Equitable Life, changed its name to AXA Equitable Life Insurance Company.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

3)    PRIOR PERIOD ADJUSTMENT

      A review by AXA Financial of Federal income tax assets and liabilities during second quarter 2003 identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2001 and 2002 and September 30, 2003 was reduced by $221.1 million, and the consolidated shareholders' equity as of such dates was increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2000, 2001 and 2002, the nine months ended September 30, 2003 or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes". This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholders' equity as of January 1, 2002.

4)    PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

5)    ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

      At March 31, 2004, AXA Financial completed its transition to the consolidation and disclosure requirements of FIN No. 46(R), "Consolidation of Variable Interest Entities, Revised".

      At September 30, 2004, the Equitable Life Insurance Group's General Account held $82.6 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). As reported in the consolidated balance sheet, these investments included $40.7 million of fixed maturities (collateralized debt and loan obligations) and $41.9 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Equitable Life Insurance Group is not the primary beneficiary. These variable interests and approximately $14.7 million of funding commitments to the investment limited partnerships at September 30, 2004 represent the Equitable Life Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Equitable Life Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

      Management of Alliance has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that Alliance is required to consolidate under FIN No. 46(R). These included the Offshore Funds, hedge funds, structured products, group trusts and joint ventures.

      As a result of its review, Alliance consolidated an investment in a joint venture and two of the joint venture's mezzanine funds as of March 31, 2004. The joint venture and mezzanine funds have client assets under management totaling approximately $165 million at September 30, 2004. Alliance's maximum exposure to loss is limited to its investments in and prospective investment management fees earned from these entities. Consolidation of these entities resulted in increases in AXA Financial's assets, principally investments, and in its liabilities, principally minority interest in consolidated entities, each of approximately $125.6 million, at September 30, 2004.

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

      Prior to the adoption of SOP 03-1, the liabilities for group pension participating contracts were adjusted only for changes in the fair value of certain related investment assets that were reported at fair value in the balance sheet (including fixed maturities and equity securities classified as available for sale, but not equity real estate or mortgage loans) with changes in the liabilities recorded directly in Accumulated other comprehensive income to offset the unrealized gains and losses on the related assets. SOP 03-1 also required an adjustment to the liabilities for group pension participating contracts to reflect the fair value of all the assets on which those contracts' returns are based, regardless of whether those assets are reported at fair value in the balance sheet. Changes in the liability related to fluctuations in asset fair values are now reported as Interest credited to policyholders' account balances in the consolidated statements of earnings.

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

      The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in the first nine months of 2004 net earnings of $4.0 million and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

      On May 19, 2004, the FASB approved the issuance of FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") for employers that sponsor postretirement health care plans that provide prescription drug benefits. MMA introduced a new prescription drug benefit under Medicare that will go into effect in 2006 and also includes a Federal subsidy payable to plan sponsors equal to 28% of certain prescription drug benefits payable to Medicare-eligible retirees. The subsidy only is available to an employer that sponsors a retiree medical plan that includes a prescription drug benefit that is at least as valuable as (i.e., actuarially equivalent to) the new Medicare coverage. The subsidy is not subject to Federal income tax.

      Management and its actuarial advisors have not as yet been able to conclude whether the prescription drug benefits provided under AXA Financial's and MONY's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years. Consequently, measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for these plans at and for the period ended September 30, 2004 do not reflect any amount associated with enactment of MMA, including the subsidy. Clarifying regulations are expected to be issued by the Centers for Medicare and Medicaid Services to address the interpretation and determination of actuarial equivalency under MMA. In accordance with the provisions of FSP 106-2, management and its actuarial advisors will re-evaluate actuarial equivalency as new information about its interpretation or determination become available.

6)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      2004                2003
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year............................................... $       20.5        $      55.0
      Additions charged to income...............................................          3.9               10.2
      Deductions for writedowns and asset dispositions..........................        (11.4)             (10.2)
      Deduction for transfer of held for sale real estate
         to held for production of income real estate..........................           -                (31.5)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       13.0        $      23.5
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       13.0        $      21.1
        Equity real estate......................................................          -                  2.4
                                                                                 ---------------     ---------------
      Total..................................................................... $       13.0        $      23.5
                                                                                 ===============     ===============

      For the third quarter and first nine months of 2004 and of 2003, investment income is shown net of investment expenses of $64.5 million, $45.8 million, $153.1 million and $156.1 million, respectively.

      As of September 30, 2004 and December 31, 2003, fixed maturities classified as available for sale had amortized costs of $36,367.3 million and $27,197.5 million. Also at September 30, 2004 and December 31, 2003, respectively, Other equity investments included the Equitable Life General Account's investments in Separate Accounts and other trading securities having carrying values of $103.4 million and $.9 million and costs of $101.0 million and $2.0 million and other equity securities with carrying values of $55.9 million and $107.0 million and costs of $56.3 million and $99.1 million.

      In the third quarter and first nine months of 2004 and of 2003, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $(1.7) million, $0 million, $2.5 million and $2.3 million were included in net investment income in the consolidated statements of earnings.

      For the first nine months of 2004 and of 2003, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,422.8 million and $3,656.6 million, respectively. Gross gains of $52.8 million and $82.7 million and gross losses of $11.0 million and $33.0 million were realized on these sales for the first nine months of 2004 and of 2003, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $190.3 million during the first nine months of 2004, resulting in a balance of $2,206.8 million at September 30, 2004.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:


                                                                                 SEPTEMBER 30,       December 31,
                                                                                      2004               2003
                                                                                -----------------  -----------------
                                                                                           (IN MILLIONS)


      Impaired mortgage loans with investment valuation allowances............   $     155.5        $     149.4
      Impaired mortgage loans without investment valuation allowances.........          17.6               29.1
                                                                                -----------------  -----------------
      Recorded investment in impaired mortgage loans..........................         173.1              178.5
      Investment valuation allowances.........................................         (17.6)             (18.8)
                                                                                -----------------  -----------------
      Net Impaired Mortgage Loans.............................................   $     155.5        $     159.7
                                                                                =================  =================

      During the first nine months of 2004 and 2003, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $160.0 million and $169.3 million. Interest income recognized on these impaired mortgage loans totaled $8.4 million and $7.5 million for the first nine months of 2004 and 2003, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2004 and December 31, 2003, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $97.0 million and $143.2 million.

      In the third quarter, 2004, AXA Financial sold real estate and recorded a $10.9 million (net of taxes of $5.8 million) gain on the sale. The property sold was classified as real estate to be disposed of and is reflected as discontinued operations in the consolidated statements of earnings.

7)    INTANGIBLE ASSETS

      The following presents a summary of AXA Financial's intangible assets as of September 30, 2004, related to the MONY acquisition:


                                                                   GROSS
                                                                  CARRYING          ACCUMULATED
                                                                   AMOUNT           AMORTIZATION           NET
                                                               ---------------     ---------------    ---------------
                                                                                    (IN MILLIONS)
     Intangible assets subject to amortization:

        VOBA.................................................   $       863.7       $      (22.5)(1)   $       841.2
        Insurance distribution network.......................            64.0               (1.2)               62.8
        Brokerage distribution system........................            27.1                (.9)               26.2
        Mutual fund distribution fees........................            20.9               (2.6)               18.3
                                                               ---------------     ---------------    ---------------
           Total intangible assets subject to amortization...           975.7              (27.2)              948.5
                                                               ---------------     ---------------    ---------------

     Intangible assets not subject to amortization:

        Investment management contracts......................            60.0                 -                 60.0
                                                               ----------------    ---------------    ---------------
     Total Intangible Assets.................................   $     1,035.7       $      (27.2)      $     1,008.5
                                                               ===============     ===============    ===============

      ----------
      (1) Includes reactivity to unrealized investment gains/losses.

      In third quarter 2004, total amortization expense related to these intangible assets was $14.4 million. Intangible assets amortization expense is estimated to be $26.3 million for the remainder of 2004, and ranging from $78.5 million to $64.2 million for 2005 through 2009.

8)    CLOSED BLOCKS

      In 1992, as a result of Equitable Life's demutualization, Equitable Life established its Closed Block for the benefit of certain individuals' participating policies that were in force as of the date of demutualization. In 1998, as a result of MONY Life's demutualization, MONY Life established its Closed Block for the benefit of certain individuals' participating policies that were in force as of the date of demutualization. Assets, liabilities and earnings of Equitable Life's and MONY Life's Closed Blocks are specifically identified to support each subsidiaries' participating policyholders.

      The excess of the applicable Closed Block's liabilities over its Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial has developed an actuarial calculation of the expected timing of the Equitable Life Closed Block earnings and as part of the accounting of the acquisition of MONY using the purchase method at July 1, 2004 has developed an actuarial calculation of the expected timing of the MONY Life Closed Block earnings.

      If the actual cumulative earnings from the applicable Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to the policyholders of the applicable Closed Block as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the applicable Closed Block remain in force, the actual cumulative earnings of the Closed Block were less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the applicable Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

      Many expenses related to a Closed Block's operations, including amortization of DAC and VOBA, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

      Equitable Life Closed Block
      ---------------------------

      Summarized financial information for the Equitable Life Closed Block is as follows:


                                                                              SEPTEMBER 30,         December 31,
                                                                                   2004                 2003
                                                                             -----------------    -----------------
                                                                                         (IN MILLIONS)

      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....  $     8,921.2        $     8,972.1
      Policyholder dividend obligation.....................................          292.4                242.1
      Other liabilities....................................................          174.5                129.5
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        9,388.1              9,343.7
                                                                             -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,375.5 and $5,061.0)..........................        5,740.8              5,428.5
      Mortgage loans on real estate........................................        1,178.3              1,297.6
      Policy loans.........................................................        1,343.6              1,384.5
      Cash and other invested assets.......................................           64.0                143.3
      Other assets.........................................................          219.8                199.2
                                                                             -----------------    -----------------
       Total assets designated to the Closed Block.........................        8,546.5              8,453.1
                                                                             -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          841.6                890.6

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $25.5 and $43.9 and policyholder dividend
           obligation of $292.4 and $242.1.................................           47.4                 81.6
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       889.0        $       972.2
                                                                             =================    =================

      Equitable Life Closed Block revenues and expenses were as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2004             2003              2004              2003
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      REVENUES:
      Premiums and other income...............  $      108.3     $      118.1      $      350.6      $     378.0
      Investment income (net of investment
         expenses of $.1, $.3, $.4
         and $2.0)............................         134.4            138.1             412.2            416.6
      Investment (losses) gains, net..........          (1.5)           (10.6)             15.0            (40.7)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         241.2            245.6             777.8            753.9
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         205.2            215.0             636.3            674.6
      Other operating costs and expenses......           3.9              4.5              12.4             12.9
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         209.1            219.5             648.7            687.5
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before
         income tax expense...................          32.1             26.1             129.1             66.4
      Income tax expense......................         (11.4)            (9.4)            (45.9)           (24.2)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       20.7     $       16.7      $       83.2      $      42.2
                                                ===============  ================  ===============   ===============

      Reconciliation of the policyholder dividend obligation is as follows:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                        2004                  2003
                                                                                ----------------     ----------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year.............................................   $     242.1          $     213.3
      Unrealized investment gains.............................................          50.3                 87.3
                                                                                ----------------     ----------------
      Balances, End of Period.................................................   $     292.4          $     300.6
                                                                                ================     ================

      MONY Life Closed Block
      ----------------------

      Summarized financial information for the MONY Life Closed Block is as follows:

                                                                                                SEPTEMBER 30,
                                                                                                    2004
                                                                                             --------------------
                                                                                                (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....................   $      7,074.5
      Policyholder dividend obligation.....................................................            257.3
      Other liabilities....................................................................             43.3
                                                                                             --------------------
      Total Closed Block liabilities.......................................................          7,375.1
                                                                                             --------------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $4,209.8).......................................................          4,318.7
      Mortgage loans on real estate........................................................            680.5
      Policy loans.........................................................................          1,033.6
      Cash and other invested assets.......................................................             83.8
      Other assets.........................................................................            192.5
                                                                                             --------------------
       Total assets designated to the Closed Block.........................................          6,309.1
                                                                                             --------------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................................   $      1,066.0
                                                                                             ====================

      MONY Life Closed Block revenues and expenses were as follows:

                                                                                                THREE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30,
                                                                                                    2004
                                                                                             --------------------
                                                                                               (IN MILLIONS)
      REVENUES:
      Premiums and other income............................................                  $       106.8
      Investment income (net of investment expenses of $1.6)...............                           84.7
      Investment gains (losses), net.......................................                            7.6
                                                                                             --------------------
      Total revenues.......................................................                          199.1
                                                                                             --------------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends................................                          181.2
      Other operating costs and expenses...................................                            2.9
                                                                                             --------------------
      Total benefits and other deductions..................................                          184.1
                                                                                             --------------------

      Net revenues before income tax expense...............................                           15.0
      Income tax expense...................................................                           (5.2)
                                                                                             --------------------
      Net Revenues.........................................................                  $         9.8
                                                                                             ====================

      Reconciliation of the MONY Life policyholder dividend obligation is as follows:

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                         2004
                                                                                  -------------------
                                                                                     (IN MILLIONS)
      Balance, at acquisition.................................................    $        147.7
      Applicable to Net Revenues..............................................                .6
      Unrealized investment gains.............................................             109.0
                                                                                  -------------------
      Balance, End of Period..................................................    $        257.3
                                                                                  ===================

9)    OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:

                                                                             SEPTEMBER 30,         December 31,
                                                                                  2004                 2003
                                                                            -----------------    -----------------
                                                                                        (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $634.4 and $644.7)..............................  $       694.8        $       716.4
      Equity real estate...................................................          187.9                198.2
      Mortgage loans on real estate........................................           34.6                 63.9
      Other equity investments.............................................            5.9                  7.5
      Other invested assets................................................             .3                   .2
                                                                            -----------------    -----------------
        Total investments..................................................          923.5                986.2
      Cash and cash equivalents............................................           99.7                 63.0
      Other assets.........................................................           77.9                110.9
                                                                            -----------------    -----------------
      Total Assets.........................................................  $     1,101.1        $     1,160.1
                                                                            =================    =================
      Policyholders liabilities............................................  $       853.5        $       880.3
      Allowance for future losses..........................................          137.4                173.4
      Other liabilities....................................................          110.2                106.4
                                                                            -----------------    -----------------
      Total Liabilities....................................................  $     1,101.1        $     1,160.1
                                                                            =================    =================

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2004              2003             2004              2003
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.4, $4.4, $13.0
        and $15.8)............................. $       16.6      $      18.1      $       51.1      $       54.2
      Investment gains, net....................           .7              1.7               4.0               1.9
                                                 ---------------  ---------------  ---------------   ---------------
      Total revenues...........................         17.3             19.8              55.1              56.1
                                                 ---------------  ---------------  ---------------   ---------------

      Benefits and other deductions............         29.1             23.3              79.4              69.7
      Losses charged to the allowance for
        future losses..........................        (11.8)            (3.5)            (24.3)            (13.6)
                                                ----------------  ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings from releasing the
        allowance for future losses............          7.1              1.0              12.1               1.2
      Income tax expense.......................         (2.4)             (.3)             (4.1)              (.4)
                                                ----------------  ---------------  ---------------   ---------------
      Income from Other Discontinued
         Operations............................ $        4.7      $        .7      $        8.0      $         .8
                                                ================  ===============  ===============   ===============

      AXA Financial's quarterly process for evaluating the allowance for future losses applies the current period's results of Other Discontinued Operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a release of the allowance in each of the periods presented above.

      Management believes the allowance for future losses at September 30, 2004 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $1.3 million and $2.5 million on mortgage loans on real estate were held at September 30, 2004 and December 31, 2003, respectively.

10)   GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

      Variable Annuity Contracts - GMDB and GMIB

      Equitable Life, MONY Life and MLOA issue certain variable annuity contracts with GMDB and GMIB features that guarantee either:

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2004:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2003.......................   $       69.3       $       85.6       $       154.9
        MONY Life and MLOA balances at acquisition.......            1.1                -                   1.1
        Paid guarantee benefits..........................          (38.4)               -                 (38.4)
        Other changes in reserve.........................           34.1               29.1                63.2
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2004......................   $       66.1       $      114.7       $       180.8
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (IN MILLIONS)
      Balance at December 31, 2003.......................   $       17.2
        MONY Life and MLOA balances at acquisition.......             .3
        Paid guarantee benefits ceded....................          (10.7)
        Other changes in reserve.........................            5.3
                                                           --------------------
      Balance at September 30, 2004......................   $       12.1
                                                           ====================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The September 30, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:


                                                 RETURN
                                                   OF
                                                PREMIUM        RATCHET        ROLL-UP       COMBO         TOTAL
                                             -------------  -------------  ------------  -----------    ----------
                                                                    (DOLLARS IN MILLIONS)
      GMDB:
      -----

        Account value (1)..............     $   29,441     $    7,901     $    7,781     $   9,338      $  54,461
        Net amount at risk, gross......     $    1,833     $    1,261     $    2,255     $     131      $   5,480
        Net amount at risk, net of
          amounts reinsured............     $    1,829     $      965     $    1,376     $     122      $   4,292
        Average attained age of
          contractholders..............           50.1           60.1           62.3          60.2           52.7
        Percentage of contractholders
          over age 70..................           7.7%          18.7%          27.6%         20.1%          11.1%
        Range of guaranteed minimum
          return rates................            N.A.           N.A.          3%-6%         3%-6%           N.A.

      GMIB:
      -----

        Account value (2)..............           N.A.           N.A.     $    5,673     $  12,462      $  18,135
        Net amount at risk, gross......           N.A.           N.A.     $      533     $       0      $     533
        Net amount at risk, net of
          amounts reinsured............           N.A.           N.A.     $      134     $       0      $     134
        Weighted average years
          remaining until earliest
          annuitization...............            N.A.           N.A.            4.0           9.4            7.3
        Range of guaranteed minimum
          return rates................            N.A.           N.A.          3%-6%         3%-6%           N.A.

     (1) Included General Account balances of $11,839 million, $600 million, $144 million and $476 million, respectively, for a total of $13,059 million.

     (2) Included General Account balances of $36 million and $648 million, respectively, for a total of $684 million.

      For contracts with the GMDB feature, the net amount at risk in the event of death as of September 30, 2004 is the amount by which the GMDB benefits exceed related account values.

      For contracts with the GMIB feature, the net amount at risk in the event of annuitization as of September 30, 2004 is defined as the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

      In 2003, Equitable Life initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of annuity products sold beginning April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At September 30, 2004, the total account value and net amount at risk of contracts were $17,833 million and $156 million, respectively, for the GMDB hedge program and $1,714 million and zero, respectively, for the GMIB hedge program.

      In third quarter 2004, Equitable Life began to sell variable annuity contracts with guaranteed minimum withdrawal benefits ("GMWB"). At September 30, 2004, the reserve for such benefits was zero.

      The following table presents the aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees. Since variable contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                   INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2004               2003
                                                                                 ----------------  ---------------
                                                                                            (IN MILLIONS)

      GMDB:

         Equity...............................................................    $   31,077        $    26,159
         Fixed income.........................................................         4,112              3,815
         Balanced.............................................................         4,464              2,761
         Other................................................................         1,750              1,497
                                                                                 ----------------  ------------------
         Total................................................................    $   41,403        $    34,232
                                                                                 ================  ==================

      GMIB:

         Equity...............................................................    $   12,694        $    10,025
         Fixed income.........................................................         2,081              2,319
         Balanced.............................................................         2,067                725
         Other................................................................           611                711
                                                                                 ----------------  ------------------
         Total................................................................    $   17,453        $    13,780
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

      The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:


                                                                 DIRECT           REINSURANCE
                                                               LIABILITY             CEDED                NET
                                                            -----------------   -----------------   -----------------
                                                                                 (IN MILLIONS)

      Balance at December 31, 2003.......................    $        37.4       $        -          $       37.4
        Impact of adoption of SOP 03-1...................            (23.4)               -                 (23.4)
        MONY Life and MLOA balances at acquisition.......               .5                -                    .5
        Other changes in reserve.........................              4.6                -                   4.6
                                                            -----------------   -----------------   -----------------
      Balance at September 30, 2004......................    $        19.1       $        -          $       19.1
                                                            =================   =================   =================


11)   EMPLOYEE BENEFIT PLANS

      AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.

      Components of net periodic pension expense (credit) for the qualified and non-qualified plans follow:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------------- --------------------------------
                                                         2004             2003            2004             2003
                                                    ---------------  --------------- ---------------  ---------------
                                                                             (IN MILLIONS)

      Service cost.................................  $       14.9     $        8.6    $        36.9    $       29.6
      Interest cost on projected benefit
       obligation .................................          50.6             36.7            124.5           113.3
      Expected return on assets....................         (59.1)           (46.4)          (144.6)         (133.9)
      Net amortization and deferrals...............          19.9             22.6             59.6            49.8
                                                    ---------------  --------------- ---------------  ---------------
      Net Periodic Pension Expense.................  $       26.3     $       21.5    $        76.4    $       58.8
                                                    ===============  =============== ===============  ===============


      AXA Financial provides certain postretirement benefits for qualifying employees, managers and agents retiring from AXA Financial.

      Components of net postretirement benefits costs follow:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------------- --------------------------------
                                                         2004             2003            2004             2003
                                                    ---------------  --------------- ---------------  ---------------
                                                                             (IN MILLIONS)

      Service cost.................................  $        1.2     $        1.0    $         3.6    $        3.9
      Interest cost on accumulated
         postretirement benefit obligation......             10.2              8.6             27.0            28.6
      Net amortization and deferrals...............           1.4              2.0              4.1             3.8
                                                    ---------------  --------------- ---------------  ---------------
      Net Periodic Postretirement Benefits Costs...  $       12.8     $       11.6    $        34.7    $       36.3
                                                    ===============  =============== ===============  ===============

      AXA Financial sponsors a postemployment health and life insurance continuation plan for disabled former employees.

      Components of net postemployment benefits costs follow:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ----------------------------------------------------------------
                                                         2004             2003            2004             2003
                                                     --------------  ---------------  ---------------  ---------------
                                                                             (IN MILLIONS)

      Service cost.................................  $        2.3     $        2.1    $         7.0    $        4.5
      Interest cost projected benefit obligation...            .8               .4              2.3             1.3
      Net amortization and deferrals...............           -                7.3              -               7.3
                                                     --------------   --------------  ---------------  ---------------
      Net Periodic Postemployment Benefits
         Costs.....................................  $        3.1     $        9.8    $         9.3    $       13.1
                                                     ==============   ==============  ===============  ===============

12)   STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $85.6 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded a (decrease) increase in the Stock Appreciation Rights liability of $(8.8) million and $.5 million for the third quarter of 2004 and 2003, and of $(5.6) million and $.7 million for the first nine months of 2004 and 2003, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the changes in the market value of AXA ADRs for the periods then ended. At September 30, 2004, the Stock Appreciation Rights liability was $7.9 million.

13)   INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The effective rate decrease for the nine months ended September 30, 2004 compared to the six months ended June 30, 2004 is primarily due to the settlement of state income tax audits.

14)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in Note 18 of AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2003 (the "Litigation Note"), except as described below. On July 8, 2004 AXA Financial completed its acquisition of The MONY Group Inc. See Note 1 of Notes to Consolidated Financial Statements contained herein. Accordingly, this Note includes descriptions of certain legal proceedings and developments associated with MONY and its subsidiaries.

      In AMERICAN NATIONAL BANK, in April 2004, Emerald filed a motion for summary judgment on liability. Also in April 2004, Emerald filed a motion to amend its complaint to attempt to cure a defect in diversity jurisdiction. In April 2004, Equitable Life filed its opposition to this motion and Emerald filed its reply. In July 2004, the court denied Emerald's motion and dismissed Emerald's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, Emerald Investments L.P. filed a substantially similar complaint as the dismissed action against Equitable Life, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, Emerald filed an amended complaint, to which Equitable Life filed an answer asserting several affirmative defenses: Equitable Life also filed a partial motion to dismiss the amended complaint. In August 2004, Emerald filed a motion to dismiss several affirmative defenses, which motion was granted in September 2004.

      In the action Equitable Life commenced against Emerald in December 2001, the court granted Emerald's motion for summary judgment in March 2004. In July 2004, Equitable Life filed a motion to dismiss this action on the ground that there is no subject matter (diversity) jurisdiction. In September 2004, the court dismissed Equitable Life's action and retained jurisdiction over Emerald's counterclaims in that action.

      In DH2, the complaint was served on Equitable Life and EQ Advisors Trust in May 2004. In July 2004, DH2 filed an amended complaint adding the individual trustees as defendants. In October 2004, all defendants filed a motion to dismiss the amended complaint.

      In FISCHEL, in April 2004, the District Court denied Equitable Life's motion for reconsideration. In May 2004, the Ninth Circuit entered an order directing the District Court to award plaintiffs' counsel certain of their attorneys' fees in connection with the previous settlement of a second count of the complaint which is unrelated to the health benefits claims that remain before the court. Equitable Life will pay those attorneys' fees out of a settlement fund already set aside as part of that previous settlement. Following its decision to deny the motion for reconsideration, the District Court scheduled a hearing for September 2004 to address the relief that plaintiffs are entitled to on the health benefits claims. Notice of a pending settlement was sent October 15, 2004. The fairness hearing has been set for November 2004.

      In HIRT, in July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by Equitable Life violated ERISA's notice rules. Following a hearing on the motions, the court ordered a limited amount of additional discovery to be conducted followed by a subsequent hearing.

      In BERGER, in March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy." Discovery has concluded. It is expected that the parties will file cross motions for summary judgment. The case has been removed from the trial calendar pending a decision on these motions.

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

      As scheduled, on September 28, 2004, the Delaware Court of Chancery held a hearing on the fairness of a proposed settlement of the litigation agreed to by the parties. In an order dated October 2, 2004, the court approved the settlement, and for purposes of the settlement certified a class of MONY stockholders, determined that the settlement was fair, reasonable and in the best interests of the class members, dismissed all claims against all defendants with prejudice, and awarded attorneys' fees to counsel for the Delaware plaintiffs in an amount defendants previously had agreed not to oppose. In the NORTH BORDER case in New York State Supreme Court, on or about September 24, 2004, the plaintiff agreed that it would not object to the proposed settlement before the Delaware Court of Chancery and that following a final judgment approving the settlement by the Delaware Court of Chancery, the plaintiff would dismiss its action against all defendants with prejudice.

      On or about September 30, 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY shares held by former MONY stockholders who demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The parties are engaged in discovery. On or about November 4, 2004, a petition for appraisal entitled HIGHFIELDS CAPITAL LTD. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by another alleged former MONY stockholder. The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the Cede & Co. petition.

      In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN
      V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that Equitable Life uses stale prices of the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that Equitable Life's use of stale pricing diluted the returns of the purported class. The complaint also alleges that Equitable Life breached its fiduciary duty to the class by allowing market timing in general within Equitable Life's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs. In June 2004, Equitable Life removed the case to Federal court and in July 2004 filed a motion to dismiss. In July 2004, plaintiff filed a motion to remand the action to state court. In August 2004, the court stayed the action pending a decision by the U.S. Court of Appeals for the Seventh Circuit in a case filed against Putnam Funds et al. (to which AXA Financial is not a party) regarding removal pursuant to the Securities Litigation Uniform Standards Act under similar circumstances.

      Since late 1995 a number of purported class actions have been commenced in various state and Federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, an accounting, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

      In June 1996, the New York State Supreme Court certified one of those cases, GOSHEN V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE INSURANCE COMPANY OF AMERICA (NOW KNOWN AS DEFILIPPO, ET AL V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE INSURANCE COMPANY OF AMERICA), the first of the class actions filed as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. In March 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. With the exception of one putative class action currently pending in the Eastern District of Michigan (Stockler v. MONY Life Insurance Company of America), all other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McLean) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. In November 2003 the Court in McLean entered an order granting defendants' motion for summary judgment on res judicata grounds as to the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denied the motion on statute of limitations grounds as to the individual claims of the proposed class representatives of the putative state wide class of Illinois purchasers only.

      In October 1997 the New York State Supreme Court granted MONY Life's and MLOA's motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. In December 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which was remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. In July 2002, the New York Court of Appeals affirmed the New York State Supreme Court's decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. In September 2002 in light of the New York Court of Appeals' decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders entered in April and May 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in abeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY Life and MLOA intend to defend themselves vigorously against the sole remaining claim.

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

      In the SEBI matter with Mr. Arora, in March 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years commencing August 9, 2003. In October 2004, SAT allowed Mr. Arora's appeal and set aside SEBI's impugned order. SEBI has appealed the SAT's decision to the Supreme Court of India. In October 2004, ACAML agreed to transfer the management rights with respect to its local Indian mutual funds to Birla Sun Life, an Indian asset management company.

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

      In August 2004, SEBI entered an order of adjudication against ACAML, its local mutual fund and Alliance for violations of Section 15G and 15HA of the SEBI Act. The order states that a portfolio manager of ACAML relied upon unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance and that during various time periods he engaged in manipulative trading activity with respect to certain other securities. Alliance and ACAML intend to file an appeal with respect to the order with SAT. SEBI imposed a penalty of R.S. 150,000,000 (approximately $3,200,000) jointly and severally on ACAML and Alliance. Alliance and ACAML filed an appeal with respect to the order with SAT in October 2004, and a hearing before SAT has been scheduled for November 2004.

      The allegations against Alliance and ACAML contained in these orders of adjudication were largely based on the alleged actions of Mr. Arora, for which Alliance and ACAML were allegedly responsible. These alleged actions were the subject of SEBI's order against Mr. Arora, which has now been set aside. Alliance believes that if the setting aside of SEBI's order against Mr. Arora is not overturned on appeal, it should substantially strengthen Alliance's legal position in its appeal of the SEBI orders against Alliance and ACAML.

      In ERB, in June 2004, plaintiff filed an amended complaint ("Amended Erb Complaint") in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint; however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance's Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, Alliance removed the ERB action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act. In August 2004, the District Court remanded the action to the Circuit Court. In September 2004, Alliance filed a notice of appeal with respect to the District Court's order. That motion is pending.

      In the SBA Complaint matter, in November 2003, the SBA filed an amended complaint ("Amended SBA Complaint"). The Amended SBA Complaint contains Enron-related claims similar to the previous complaint and also alleges that Alliance breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance's research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade. The SBA has asserted in discovery that its damages (including statutory interest) are approximately $2.9 billion. In December 2003, Alliance moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint. In January 2004, the court denied that motion. The case is currently in discovery. The trial is scheduled to commence on March 7, 2005.

      Market Timing-Related Matters
      Regulatory

      On September 1, 2004, Alliance and the Attorney General of the State of New York ("NYAG") entered into an Assurance of Discontinuance relating to Alliance's settlement of investigations into trading practices in certain Alliance-sponsored mutual funds ("NYAG Agreement"). Alliance reached terms with the SEC and the NYAG regarding these practices on December 18, 2003. The agreement with the SEC was reflected in an Order of the Commission, while the agreement with the NYAG was subject to completion of final, definitive documentation. Alliance's settlement terms with both the SEC and the NYAG were described in a News Release dated December 18, 2003, which Alliance furnished under a Current Report on Form 8-K. The

      NYAG Agreement, the material terms of which document and confirm the terms previously described, is the final, definitive documentation referenced in such Release.

      Civil Litigation

      In the MUTUAL FUND TRADING LITIGATIONS (i.e., the HINDO Complaint and similar lawsuits), three lawsuits making factual allegations generally similar to those in the HINDO Complaint have been filed against Alliance and certain other defendants in addition to the forty such lawsuits already reported in the Litigation Note. As a result, since October 3, 2003, forty-three lawsuits, in addition to the HINDO Complaint, have been filed in various Federal and state courts. AXA Financial is named as a defendant, primarily as a control person of Alliance, in thirty-five of these lawsuits (including the HINDO Complaint). All of these lawsuits seek an unspecified amount of damages.

      On February 20, 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring the state court cases against Alliance and numerous others to the Mutual Fund MDL. Transfer of all of these actions subsequently became final. Plaintiffs in three of these four actions moved to remand the actions back to state court. On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs' motions to remand until a later stage in the proceedings. Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending. Defendants are not yet required to respond to the complaints filed in the state court derivative actions.

      On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund shareholder derivative claims; Alliance Holding unitholder derivative claims; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous Federal lawsuits. AXA Financial, AXA S.A. and Equitable Life are named as defendants in the mutual fund shareholder complaint and the Alliance Holding unitholder derivative complaint. Claims have been asserted against all these companies that include both control person and direct liability. AXA Financial is named as a defendant in the mutual fund complaint and the ERISA complaint.

      Alliance recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund, as described in the Litigation Note. During the first nine months of 2004, Alliance paid $293 million related to these matters (including $250 million to a restitution fund) and has cumulatively paid $299 million. Alliance's management, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

      Revenue Sharing-Related Matters

      Regulatory

      Alliance and approximately twelve other investment management firms were publicly mentioned in connection with the settlement by the SEC of charges that Morgan Stanley violated Federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds' disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC and the NASD have issued subpoenas to Alliance in connection with this matter and Alliance has provided documents and other information to the SEC and the NASD, and is cooperating fully with their investigations.

      Civil Litigation

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

      Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance and certain other defendants (including AXA Financial), and others may be filed. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the AUCOIN Complaint and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

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

15)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.



                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                ---------------------------------  ----------------------------------
                                                     2004              2003             2004              2003
                                                ---------------   ---------------  ---------------   ----------------
                                                                           (IN MILLIONS)

      SEGMENT REVENUES:
      Financial Advisory/Insurance............  $    1,928.8      $   1,207.3      $    4,725.7      $   3,573.8
      Investment Management...................         720.1            698.2           2,206.1          1,974.4
      Consolidation/elimination...............         (21.8)           (18.7)            (62.9)           (51.7)
                                                ---------------   ---------------  ---------------   ----------------
      Total Revenues..........................  $    2,627.1      $   1,886.8      $    6,868.9      $   5,496.5
                                                ===============   ===============  ===============   ================



      SEGMENT EARNINGS FROM CONTINUING
         OPERATIONS BEFORE INCOME TAXES
         AND MINORITY INTEREST:

      Financial Advisory/Insurance............  $      158.1     $     169.9       $      703.9      $     404.3
      Investment Management...................         141.7             1.3              449.5            227.2
      Consolidation/elimination                         (1.6)             -                (2.1)             -
                                                ---------------   ---------------  ---------------   ----------------
      Total Earnings from Continuing
         Operations before Income Taxes
         and Minority Interest................  $      298.2     $     171.2       $    1,151.3      $     631.5
                                                ===============   ===============  ===============   ================


                                                                                  SEPTEMBER 30,      December 31,
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)

      ASSETS:

      Financial Advisory/Insurance............................................    $    125,061.3    $    99,382.3
      Investment Management...................................................          14,265.1         15,750.2
      Consolidation/elimination...............................................               2.5             56.7
                                                                                 ----------------  ------------------
      Total Assets............................................................    $    139,328.9    $   115,189.2
                                                                                 ================  ==================



16)   STOCK-BASED COMPENSATION

      AXA Financial accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Compensation expense is not reflected in the statement of earnings for options granted under the Holding Company's Stock Incentive Plans as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant and vest solely with the passage of time. The following table illustrates the effect on net income if compensation expense as related to options awarded under those plans had been determined based on SFAS No. 123's fair value based method:


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -----------------------------    ----------------------------------
                                                        2004            2003              2004               2003
                                                    --------------  -------------    ---------------    ---------------
                                                                              (IN MILLIONS)

      Net earnings as reported...................   $     196.3     $     109.7      $    726.0          $   347.8
       Less: Total stock-based employee
          compensation expense determined under
          fair value method for all awards, net
          of income tax benefit..................   $      (6.8)           (9.5)          (21.6)             (27.0)
                                                    --------------  -------------   -----------------   ---------------
      Pro Forma Net Earnings.....................   $     189.5     $     100.2      $    704.4          $   320.8
                                                    ==============  =============   =================   ===============

17)   COMPREHENSIVE INCOME

      The components of comprehensive income for third quarter 2004 and 2003 and the first nine months of 2004 and of 2003 are as follows:


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2004              2003             2004              2003
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      Net earnings............................. $      196.3     $      109.7      $      726.0      $      347.8
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....        387.2           (194.4)             26.4             329.4
      Cumulative effect of accounting
         changes ..............................          -                -                12.4               -
      Minimum pension liability adjustment.....          -                -                 -                 5.4
                                                ---------------   ---------------  ---------------   ---------------
      Other comprehensive (loss) income........        387.2           (194.4)             38.8             334.8
                                                ---------------   ---------------  ---------------   ---------------
      Comprehensive Income(Loss)............... $      583.5      $     (84.7)     $      764.8      $      682.6
                                                ===============   ===============  ===============   ===============


18)   DISCONTINUED INVESTMENT BANKING AND BROKERAGE SEGMENT

      In June 2004, AXA Financial recorded a gain on disposal of the discontinued Investment Banking and Brokerage segment of $53.2 million, net of Federal income taxes of $28.7 million. The gain resulted from the reduction of state tax liabilities related to the 2000 sale of Donaldson, Lufkin & Jenrette, Inc.

19)   SUBSEQUENT EVENT

      On October 28, 2004, Alliance announced that Alliance and Federated Investors, Inc. ("Federated") had reached a definitive agreement for Federated to acquire Alliance's cash management business. Under the agreement, Federated will acquire the assets under management of 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services, which totaled approximately $29 billion at September 30, 2004. The transaction will not include the assets of AllianceBernstein Exchange Reserves, Inc., which will continue to be available to investors in other AllianceBernstein mutual funds. In addition, Alliance will continue to meet the liquidity needs of investors in its private client, managed account and institutional investment management businesses. The capital gain, net of income taxes and minority interest, that would be recognized upon the closing of the transaction in 2005 is not expected to be material to AXA Financial. Estimated contingent payments received from Federated in the five years following the closing are expected to be similar in amount to the business's anticipated profit contribution over that period. The overall effect on earnings is, therefore, expected to be immaterial.

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

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The consolidated results of operations for the nine months ended September 30, 2004 discussed in the following paragraphs include the results of the MONY companies for third quarter 2004. The MONY companies' results are included in the Financial Advisory/Insurance segment.

Earnings from continuing operations before income taxes and minority interest were $1.15 billion for the first nine months of 2004, an increase of $519.8 million from the 2003 period, with $299.6 million and $222.3 million higher earnings reported by the Financial Advisory/Insurance and Investment Management segments, respectively. Net earnings for AXA Financial totaled $726.0 million for the first nine months of 2004, up $378.2 million from the 2003 period. Net earnings for the 2004 period included a $53.2 million net gain related to a reduction of certain state tax liabilities associated with the 2000 sale of Donaldson, Lufkin and Jenrette, Inc., reported as discontinued operations. In third quarter 2004, a post-tax gain of $10.9 million was recognized on the sale of real estate held-for-sale, reported as discontinued operations. In first quarter 2004, AXA Financial recorded a $4.0 million charge (net of related income taxes of $2.2 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the first nine months of 2004 increased $1.37 billion as revenues for both the Financial Advisory/Insurance, which included MONY revenues of $497.2 million, and Investment Management segments increased $1.15 billion and $231.7 million, respectively, as compared to the first nine months of 2003.

Policy fee income was $1.22 billion, $218.2 million higher than in the 2003 period, largely due to higher average Separate Account balances resulting from market appreciation and positive net cash flows. Premiums totaled $849.6 million for the first nine months of 2004, $188.1 million higher than in the 2003 period, principally due to the $169.5 million addition of MONY premiums in third quarter 2004.

Net investment income increased $255.4 million to $2.05 billion, of which $136.1 million was attributed to the MONY companies in third quarter 2004. The remainder of the increase was principally due to a higher level of assets in the General Account, $84.6 million higher earnings from other equity investments due to market improvement and prepayment gains of $25.6 million partially offset by lower yields due to lower reinvestment rates and overall losses of $31.9 million on derivative instruments including unrealized depreciation on interest rate swap contracts as compared to income of $13.5 million in the 2003 period.

Investment gains, net totaled $53.1 million in the 2004 period ($5.8 million of which related to the MONY companies) compared to net losses of $93.2 million in the first nine months of 2003 principally due to lower writedowns on fixed maturities partially offset by lower gains on sales of fixed maturities. Net gains on sales of Equitable Life General Account fixed maturities were $53.5 million for the first nine months of 2004 as compared to $58.4 million in the 2003 period while writedowns on the fixed maturity portfolio of the Equitable Life General Account totaled $33.9 million for the 2004 period compared to $182.0 million for the prior year period.

There was a $564.4 million increase in commissions, fees and other income to $2.70 billion in the first nine months of 2004 from $2.14 billion in the 2003 period. The $223.2 million higher fees in the Investment Management segment were primarily due to the $185.3 million increase in Alliance's investment advisory and services fees to $1.52 billion due to an approximately 17.3% increase in average AUM, an increase in brokerage transaction charges due to higher transaction volume and a $7.1 million performance based institutional investment management fee, partially offset by approximately $53 million in revenue reductions. These reductions resulted from reductions in advisory fees implemented for certain Alliance-sponsored retail mutual funds in connection with the settlement of market timing-related matters. Distribution revenues at Alliance were $336.9 million in the first nine months of 2004, $15.6 million higher than in the comparable 2003 period primarily due to higher average mutual fund AUM. When compared to the first nine months of 2003, there was a $25.7 million increase in revenues from institutional research services due to higher market share and higher revenues from growth in European operations partially offset by a decrease in NYSE trading volume and pricing. The increase of $350.8 million in the Financial Advisory/Insurance segment in the first nine months of 2004 was primarily due to the $55.0 million increase in the fair value of the GMIB reinsurance contracts in the 2004 period as compared to the $58.0 million decrease in fair value in the 2003 period and higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base and to higher fees related to higher mutual fund sales, in addition to the $131.0 million attributed to the MONY companies.

Benefits and Other Deductions. Total benefits and other deductions increased $852.6 million to $5.72 billion for the first nine months of 2004 as the Financial Advisory/Insurance and the Investment Management segments posted increases of $852.3 million and $9.4 million, respectively. The MONY companies accounted for $495.1 million of the Financial Advisory/Insurance increase.

The policyholders' benefits increase of $380.8 million to $1.65 billion in the first nine months of 2004 principally resulted from the inclusion of the MONY companies' $247.5 million total as well as higher GMDB/GMIB benefits and reserves due to growth in the business, higher individual life death claims and higher benefits and reserves in the reinsurance assumed product line due to an increase in reserves under one life reinsurance agreement and third quarter 2004 of $40.5 million, partially offset by lower policyholder dividends due to reductions in the dividend scale in the Equitable Life Insurance Group.

The $96.5 million increase in interest credited to policyholders' account balances to $819.5 million in the first nine months of 2004 was principally due to higher account balances and the changes in the fair value of the investment asset portfolio supporting group pension annuity participating contracts that resulted from the implementation of SOP 03-1, partially offset by the impact of lower crediting rates in the Equitable Life Insurance Group. The MONY companies contributed $36.9 million to the increase.

When compared to the first nine months of 2003, there was a $274.0 million increase in compensation and benefits in the first nine months of 2004 to $1.53 billion, with $150.6 million higher expenses in the Investment Management segment and a $123.6 million net increase in the Financial Advisory/Insurance segment. The increase in compensation and benefits in the Investment Management segment was due to higher Alliance incentive compensation reflecting the impact the charge for legal proceedings and mutual fund matters had in third quarter 2003 and higher commissions, primarily in the private client channel. The net increase in compensation and benefit costs in the Financial Advisory/Insurance segment was principally due to $100.7 million expenses in third quarter 2004 related to the MONY companies, $45.6 million in severance benefits associated with staff reductions resulting from the MONY integration and higher benefit costs partially offset by a $32.7 million decrease in salaries for the Equitable Life Insurance Group. Additionally, compensation and benefits for the Financial Advisory/Insurance segment included a $5.6 million credit resulting from changes in the Stock Appreciation Rights' liability in the 2004 period as compared to $0.7 million of expenses in the comparable 2003 period.

Commissions increased $57.1 million during the first nine months of 2004 to $637.8 million due primarily to the inclusion of the MONY companies in third quarter 2004.

The Investment Management segment's distribution plan payments totaled $280.3 million for the first nine months of 2004, up $4.6 million from the 2003 period's payments, while amortization of deferred sales commissions was $138.5 million, $19.3 million lower than in the first nine months of 2003 primarily due to declines in net amortizable assets due to lower U.S. sales.

DAC and VOBA amortization increased $33.2 million to $315.5 million for the first nine months of 2004, including $2.3 million of DAC and $9.8 million of VOBA amortization attributed to the MONY companies, due to increases in current margins, partially offset by the unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts.

DAC capitalization increased $21.3 million during the first nine months of 2004 to $776.2 million. DAC capitalization in third quarter 2004 related to the MONY companies totaled $49.2 million. The Equitable Life Insurance Group decrease in capitalization is primarily due to lower variable annuity sales partially offset by higher life sales.

Interest expense increased $15.0 million to $162.3 million during the first nine months of 2004, principally due to interest expense on the Holding Company debt issued in third quarter 2004 and to the MONY Group Inc. debt assumed. The proceeds from the new Holding Company borrowings were used to fund the MONY acquisition during that same quarter.

Rent expense also showed a $15.0 million increase during the first nine months of 2004, principally due to the $6.8 million attributed to the MONY acquisition and to increases of $5.8 million in the Investment Management segment.

Amortization of intangible assets increased $5.4 million from $18.8 million the first nine months of 2003 principally due to mutual fund distribution fee and brokerage distribution system amortization in third quarter 2004.

Other operating costs and expenses totaled $770.7 million for the nine months ended September 30, 2004, with increases of $151.1 million in the Financial Advisory/Insurance segment offset by a $130.6 million decrease in the Investment Management segment. The Financial Advisory/Insurance segment increase was primarily due to the $33.0 million write-off of capitalized software related to the MONY integration, higher EQAT and VIP Trust subadvisory fees due to higher asset values, with the MONY companies contributing $65.0 million of expenses in third quarter 2004. The decrease in other operating expenses for the Investment Management segment were principally due to the $190.0 million charge for legal proceedings and mutual fund matters recorded in third quarter 2003. Alliance's third quarter 2004 expenses included a $3.5 million impairment loss on its exchange memberships.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products, including the MONY companies, for the first nine months of 2004 decreased from prior year levels by $929.8 million to $10.48 billion. MONY distribution channels contributed $421.7 million to total life and annuity sales in third quarter 2004. When the MONY distribution sales are excluded, sales of annuities in the first nine months of 2004 decreased 14.2% from the strong 2003 period, but increased by 45% over the comparable 2002 period's sales. The decline in the 2004 period was primarily due to $1.31 billion lower premiums and deposits in the wholesale channel resulting primarily from lower sales of variable annuities, partially offset by $107.1 million higher retail channel premiums and deposits. First year life premiums and deposits increased $91.7 million to $260.9 million for the first nine months of 2004, including the MONY distribution channels' sales of $51.7 million. Total sales of mutual funds and fee based assets gathered increased $994.3 million to $3.07 billion in the first nine months of 2004, with the MONY distribution channels contributing $388.2 million to that increase.

Surrenders and Withdrawals. Total surrenders and withdrawals, including the MONY companies, increase $1.12 billion to $4.70 billion for the first nine months of 2004. The MONY companies' total surrenders and withdrawals for third quarter 2004 were $222.1 million, $114.1 million of which was for annuities and $108.0 million for life products. When totals for the first nine months of 2004 are compared to the comparable 2003 period, surrenders and withdrawals for the Equitable Life Insurance Group increased from $3.58 billion to $4.48 billion, with respective increases of $622.6 million and $267.0 million reported for individual annuities and variable and interest-sensitive life product lines. The Equitable Life Insurance Group's annualized annuities surrender rate decreased to 8.0% in the 2004 period from 8.5% in the comparable period in 2003, while the Equitable Life Insurance Group's individual life surrender rates showed an increase to 5.4% from 4.3%. The dollar increase in annuity surrenders resulted from higher account balances driven by market appreciation and positive net cash flows. The Equitable Life Insurance Group's 2004 individual life surrender rate included the impact of the surrender of a single large COLI contract in the first quarter of 2004 and a large partial withdrawal from a COLI contract in third quarter 2004. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                    2004 (1)              2003
                                                                                 ---------------     ---------------

Third party..................................................................... $    435,750        $   383,367
General Account and other.......................................................       54,395             40,245
Separate Accounts...............................................................       61,135             48,584
                                                                                 ===============     ===============
 Total Assets Under Management................................................... $   551,280        $   472,196
                                                                                 ===============     ===============

(1) Includes the assets of and those managed by the MONY companies beginning third quarter 2004.

Third party assets under management at September 30, 2004 increased $52.38 billion primarily due to increases at Alliance, with the MONY companies contributing $6.67 billion in third quarter 2004. General Account and other assets under management increased $14.15 billion from the amounts reported at September 30, 2003 primarily due to the MONY companies' $13.11 billion impact in third quarter 2004. The $12.55 billion increase in Separate Account assets under management resulted from market appreciation and net new deposits and to the third quarter 2004 addition totaling $4.80 billion for the MONY companies, partially offset by the conversion of an institutional real estate Separate Account into a private REIT in second quarter 2004.

Alliance assets under management at September 30, 2004 totaled $487.0 billion as compared to $437.76 billion at September 30, 2003. This increase during the 12 month period ended September 30, 2004 resulted from market appreciation of $13.1 billion, $30.7 billion and $4.9 billion, respectively, in retail, institutional and private client AUM and net asset inflows of $3.0 billion and $5.0 billion, respectively, in the institutional investment management and private client distribution channels partially offset by $4.7 million and $2.8 million of net long-term outflows and net cash management redemptions, respectively, in the retail channel. Non-US clients accounted for 22.9% of Alliance's September 30, 2004 assets under management total.

On October 28, 2004, Alliance announced that Alliance and Federated Investors, Inc. ("Federated") had reached a definitive agreement for Federated to acquire Alliance's cash management business. Under the agreement, Federated will acquire the assets under management of 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services, which totaled approximately $29 billion at September 30, 2004. The transaction will not include the assets of AllianceBernstein Exchange Reserves, Inc., which will continue to be available to investors in other AllianceBernstein mutual funds. In addition, Alliance will continue to meet the liquidity needs of investors in its private client, managed account and institutional investment management businesses. The capital gain, net of income taxes and minority interest, that would be recognized upon the closing of the transaction in 2005 is not expected to be material to AXA Financial. Estimated contingent payments received from Federated in the five years following the closing are expected to be similar in amount to the business's anticipated profit contribution over that period. The overall effect on earnings is, therefore, expected to be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Holding Company. The Holding Company paid cash dividends of $100.0 million in the first nine months of 2003; no dividends were paid in the comparable 2004 period.

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

On July 8, 2004, AXA Financial completed its acquisition of MONY and paid, or made provisions to pay, MONY shareholders approximately $1.5 billion, representing $31 in cash for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share.

As of September 30, 2004, former MONY stockholders holding approximately 3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY acquisition), have demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The fair value of shares of MONY common stock to be determined in the appraisal process, which is the amount that will be payable by AXA Financial to the holders of shares subject to the appraisal, could be greater or less than the $31.00 per share paid to former MONY stockholders who did not demand appraisal under Delaware law. See Note 14 of Notes to Consolidated Financial Statements.

On July 9, 2004, AXA and certain of its subsidiaries, including AXA Financial, entered into a (a)3.5 billion global revolving credit facility and a $650 million letter of credit facility, which mature on July 9, 2009, with a group of 30 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $500 million available to AXA Financial (Bermuda) Ltd., an AXA Financial subsidiary.

During the first nine months of 2004 and 2003, respectively, AXA Financial purchased 302,481 and 539,250 AXA ADRs for approximately $6.7 million and $7.8 million. These shares were used for restricted stock awards under AXA Financial's 1997 stock incentive plan.

Equitable Life. In the first nine months of 2004, Equitable Life paid cash dividends of $250.0 million, as compared to $150.0 million in the prior year's comparable period.

In first quarter 2004, Equitable Life amended the terms of its $350.0 million credit facility to extend its March 31, 2004 maturity date to October 15, 2004. No other terms of this facility were affected. The credit facility expired on October 15 and was not renewed. At September 30, 2004, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. Alliance has cumulatively paid $300 million related to market timing-related matters and legal proceedings, including the $293 million paid during the first nine months of 2004. As a result of charges for such matters recorded in the second half of 2003, there were no cash distributions paid in first quarter 2004; cash distributions for the second and third quarters totaled $382.8 million.

In the nine months of 2004, subsidiaries of Alliance paid approximately $37.9 million to purchase 974,458 Alliance Holding Units to fund deferred compensation plans.

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

Increased volatility of equity markets can impact profitability of the Financial Advisory/Insurance and Investment Management segments. For the Financial Advisory/Insurance segment, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB features, sustained periods with declines in the value of underlying Separate Account investments would increase the Financial Advisory/Insurance segment's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance or hedging) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts.

Equity market volatility also may impact DAC and VOBA amortization on variable and universal life insurance contracts, variable annuities and participating traditional life contracts. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DAC and VOBA amortization rates, DAC and VOBA amortization could be accelerated. Volatile equity markets can also impact the level of contractholder surrender activity, which, in turn, can impact future profitability.

Interest rate fluctuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan which could impact future pension plan costs.

The effects of significant equity market fluctuations on the Financial Advisory/Insurance segment's operating results can be complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, making it difficult to reliably predict effects on operating earnings over a broad range of equity market performance alternatives. Further, these effects may not always be proportional for market increases and market decreases.

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

Other Risks of the Financial Advisory/Insurance Segment. The Financial Advisory/Insurance segment's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of Equitable Life, MONY Life and MLOA; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by the Financial Advisory/Insurance segment may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business
- Regulation" contained in the 2003 Form 10-K.

The profitability of the Financial Advisory/Insurance segment depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, including those anticipated from the integration of the businesses of AXA Financial and MONY; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) '04; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features, the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC and VOBA amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions.

Recoverability of DAC and VOBA is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments that have created, and in the future may create, significant volatility in investment income.

Other Risks of the Investment Management Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Management" contained in the 2003 Form 10-K. Recently, a number of regulators have been focusing attention on various practices in or affecting the investment management and/or mutual fund industries, including, among others, late trading, market timing, and revenue sharing. In December 2003, Alliance resolved regulatory claims with the SEC and NYAG related to market timing in certain of its mutual funds. Alliance's involvement in the market timing investigations and ongoing litigation relating thereto, as well as other litigation, may have an adverse effect on AXA Financial's and Alliance's assets under management, including an increase in mutual fund redemptions, and may cause or prolong general reputational damage, both of which could adversely affect AXA Financial's and Alliance's results of operations.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the net deferred sales commission asset was $280.7 million at September 30, 2004. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system during the first nine months of 2004 and of 2003, net of CDSC received of $26.1 million and $26.6 million, respectively, totaled approximately $31.9 million and $80.1 million, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of September 30, 2004, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

During the three month period ended September 30, 2004, equity markets decreased by approximately 2% and increased 2% for the nine months ended September 30, 2004, as measured by the change in the Standard & Poor's 500 Stock Index. Fixed income markets increased by approximately 3% in third quarter 2004 and during the first nine months of 2004 as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rates for domestic back-end load shares were 23.8% and 25.1%, respectively, for the third quarter and first nine months of 2004. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and the results of operations and financial position of AXA Financial and such insurance subsidiaries and related companies could be affected by defense and settlement costs and any unexpected material adverse outcome in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies including, among others, state insurance and securities regulators could result in adverse publicity, sanctions and fines. In the last year, Equitable Life, EQAT, MLOA, MSC, Premier Trust, VIP Trust, AXA Advisors, AXA Distributors and other AXA Financial subsidiaries have received various requests for information and documents from the SEC, the NASD and state insurance and securities regulators. The requests have sought information relating to, among other things, supervisory issues, market timing, late trading, valuation, suitability, replacements and exchanges of variable life insurance and annuities, collusive bidding practices, investment company "revenue sharing" arrangements, advisory operations directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing, "networking arrangements" and related matters. Each of the requests has been or is being responded to, including through the provision of requested documents. At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Pro-ceedings," contained in the 2003 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 2 of Notes to Consolidated Financial Statements in the 2003 Form 10-K for pronouncements issued but not effective at December 31, 2003 as well as Note 5 of Notes to Consolidated Financial Statements contained herein.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Financial Advisory/Insurance segment are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia and Puerto Rico. See "Business - Regulation" contained in the 2003 Form 10-K.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Omitted pursuant to General Instruction H to Form
10-Q.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, there has been no change in AXA Financial's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting.

Management has reported to the Audit Committee that, based on a review of certain of Equitable Life's life reinsurance assumed agreements, the reserves for an experience refund provision under one life reinsurance assumed agreement have been increased in third quarter of 2004 by approximately $40.5 million. Management has reviewed Equitable Life's material existing life reinsurance assumed agreements to confirm that all experience refund provisions have been identified and is reviewing all of its life reinsurance assumed agreements to confirm all other material terms and obligations. In addition, management is enhancing existing analytical procedures relating to performance trends with respect to Equitable Life's life reinsurance assumed agreements.

In connection with the continuing integration process associated with AXA Financial's recent acquisition of MONY, management has enhanced, and continues to enhance, the overall internal control environment of MONY Life and MLOA by implementing new procedures and controls, including increasing and re-allocating staffing in the accounting department, instituting additional account reconciliations and upgrading the investment accounting computer systems.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      See Note 14 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 14 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2003 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                     None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                     None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.        OTHER INFORMATION

                     None

ITEM 6.        EXHIBITS


Number                    Description and Method of Filing
------  ------------------------------------------------------------------------

 31.1   Section 302 Certification made by the Registrant's Chief Executive
        Officer

 31.2   Section 302 Certification made by the Registrant's Chief Financial
        Officer

 32.1   Section 906 Certification made by the Registrant's Chief Executive
        Officer

 32.2   Section 906 Certification made by the Registrant's Chief Financial
        Officer


                    Certain non-registered long-term Subordinated Notes issued by the Registrant (discussed in Note 1 of Notes to Consolidated Financial Statements contained in this Form 10-Q) are omitted from this Item 6(a) pursuant to Item 601 of Regulation S-K. Registrant will furnish to SEC upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 12, 2004         AXA FINANCIAL, INC.


                                   By:  /s/ Stanley B. Tulin
                                        ----------------------------------------
                                        Name:    Stanley B. Tulin
                                        Title:   Vice Chairman of the Board and
                                                 Chief Financial Officer

Date:    November 12, 2004              /s/ Alvin H. Fenichel
                                        ----------------------------------------
                                        Name:    Alvin H. Fenichel
                                        Title:   Senior Vice President and
                                                 Controller