Form 10-Q
period 2005-03-31
AXA FINANCIAL INC
filed 2005-05-13
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005              Commission File No. 333-45415
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


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).        Yes  [ ]        No  [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of May 11, 2005.

At May 11, 2005, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ---
PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated GAAP Financial Statements

                o   Consolidated Balance Sheets, March 31, 2005 and December 31, 2004..................      3
                o   Consolidated Statements of Earnings, Quarters Ended
                      March 31, 2005 and 2004..........................................................      4
                o   Consolidated Statements of Shareholders' Equity and Comprehensive
                      (Loss) Income, Quarters Ended March 31, 2005 and 2004............................      5
                o   Consolidated Statements of Cash Flows, Quarters Ended
                      March 31, 2005 and 2004..........................................................      6
                o   Notes to Consolidated Financial Statements.........................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ("Management Narrative").....................................     21

Item 3:         Quantitative and Qualitative Disclosures About Market Risk *...........................     29

Item 4:         Controls and Procedures................................................................     29

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................     29

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds............................     29

Item 3:         Defaults Upon Senior Securities........................................................     29

Item 4:         Submission of Matters to a Vote of Security Holders....................................     29

Item 5:         Other Information......................................................................     29

Item 6:         Exhibits...............................................................................     29

SIGNATURES       .....................................................................................      30




*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          ITEM 1:  UNAUDITED CONSOLIDATED GAAP FINANCIAL STATEMENTS

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                 MARCH 31,          December 31,
                                                                                   2005                 2004
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    38,786.1        $    39,301.6
  Mortgage loans on real estate.............................................        4,828.3              4,909.8
  Equity real estate, held for the production of income.....................          789.4                835.1
  Policy loans..............................................................        4,949.8              4,968.0
  Other equity investments..................................................        1,296.6              1,219.8
  Other invested assets.....................................................        1,868.9              1,682.7
                                                                              -----------------    -----------------
      Total investments.....................................................       52,519.1             52,917.0
Cash and cash equivalents...................................................        2,437.6              2,574.9
Cash and securities segregated, at estimated fair value.....................        1,690.3              1,489.0
Broker-dealer related receivables...........................................        2,352.2              2,187.7
Deferred policy acquisition costs...........................................        7,076.2              6,908.6
Goodwill and other intangible assets, net...................................        5,235.1              5,242.4
Value of business acquired..................................................          823.8                817.4
Amounts due from reinsurers.................................................        3,176.4              3,149.2
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        4,226.6              3,930.1
Separate Accounts' assets...................................................       65,474.7             66,411.7
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   145,412.0        $   146,028.0
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    30,461.6        $    30,367.3
Future policy benefits and other policyholders liabilities..................       22,700.9             22,888.6
Broker-dealer related payables..............................................        1,537.1              1,222.8
Customers related payables..................................................        2,656.5              2,658.7
Short-term and long-term debt...............................................        3,453.5              3,263.4
Loans from affiliates.......................................................        1,568.9              1,568.9
Income taxes payable........................................................        1,905.0              2,010.2
Other liabilities...........................................................        4,939.6              4,884.9
Separate Accounts' liabilities..............................................       65,474.7             66,411.7
Minority interest in equity of consolidated subsidiaries....................        1,426.7              1,421.1
Minority interest subject to redemption rights..............................          262.8                266.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      136,387.3            136,964.2
                                                                              -----------------    -----------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 500 million shares authorized, 436.2 million
    shares issued and outstanding...........................................            3.9                  3.9
Capital in excess of par value..............................................        1,031.0              1,054.1
Retained earnings...........................................................        7,416.1              7,139.7
Accumulated other comprehensive income......................................          573.7                866.1
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        9,024.7              9,063.8
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $   145,412.0        $   146,028.0
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      QUARTER ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

REVENUES
Universal life and investment-type product policy fee income................  $       499.5        $       372.6
Premiums....................................................................          411.9                234.8
Net investment income.......................................................          869.7                664.8
Investment gains, net.......................................................            7.7                 48.6
Commissions, fees and other income..........................................        1,049.1                877.1
                                                                              -----------------    -----------------
      Total revenues........................................................        2,837.9              2,197.9
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.....................................................          730.7                455.8
Interest credited to policyholders' account balances........................          287.8                272.0
Compensation and benefits...................................................          598.9                477.3
Commissions.................................................................          258.0                188.5
Distribution plan payments..................................................           91.4                 97.1
Amortization of deferred sales commissions..................................           36.5                 48.5
Interest expense............................................................           64.7                 48.1
Amortization of deferred policy acquisition costs and value of business
  acquired..................................................................          202.1                122.7
Capitalization of deferred policy acquisition costs.........................         (298.2)              (226.8)
Rent expense................................................................           62.6                 48.0
Amortization of other intangible assets, net................................           11.6                  6.4
Other operating costs and expenses..........................................          317.6                224.6
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        2,363.7              1,762.2
                                                                              -----------------    -----------------


Earnings from continuing operations before income taxes
  and minority interest.....................................................          474.2                435.7
Income tax expense..........................................................         (133.3)              (129.2)
Minority interest in net income of consolidated subsidiaries................          (64.4)               (73.9)
                                                                              -----------------    -----------------

Earnings from continuing operations.........................................          276.5                232.6
(Loss) earnings from discontinued operations, net of  income tax expense....            (.1)                 2.1
Cumulative effect of accounting changes, net of  income tax benefit.........            -                   (4.0)
                                                                              -----------------    -----------------
 Net Earnings...............................................................   $       276.4        $       230.7
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE (LOSS) INCOME
                      QUARTER ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



                                                                                     2005                 2004
                                                                               -----------------    -----------------
                                                                                           (IN MILLIONS)

SHAREHOLDERS' EQUITY
Common stock, at par value, beginning of year and at end of period..........   $         3.9        $         3.9
                                                                               -----------------    -----------------

Capital in excess of par value, beginning of year...........................         1,054.1              1,102.3
Other changes in capital in excess of par value.............................           (23.1)                 4.2
                                                                               -----------------    -----------------
Capital in excess of par value, end of period...............................         1,031.0              1,106.5
                                                                               -----------------    -----------------

Retained earnings, beginning of year........................................         7,139.7              6,194.8
Net earnings................................................................           276.4                230.7
                                                                               -----------------    -----------------
Retained earnings, end of period............................................         7,416.1              6,425.5
                                                                               -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................           866.1                872.7
Other comprehensive (loss) income...........................................          (292.4)               264.9
                                                                               -----------------    -----------------
Accumulated other comprehensive income, end of period.......................           573.7              1,137.6
                                                                               -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................   $     9,024.7        $     8,673.5
                                                                               =================    =================

COMPREHENSIVE (LOSS) INCOME
Net earnings................................................................   $       276.4        $       230.7
                                                                               -----------------    -----------------

Change in unrealized (losses) gains, net of reclassification adjustment.....          (292.4)               252.5
Cumulative effect of accounting changes.....................................             -                   12.4
                                                                               -----------------    -----------------
Other comprehensive (loss) income...........................................          (292.4)               264.9
                                                                               -----------------    -----------------

COMPREHENSIVE (LOSS) INCOME.................................................   $       (16.0)       $       495.6
                                                                               =================    =================



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      QUARTER ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



                                                                                   2005                  2004
                                                                             ------------------    -----------------
                                                                                         (IN MILLIONS)

Net earnings................................................................  $       276.4       $       230.7
   Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
    Interest credited to policyholders' account balances....................          287.8               272.0
    Universal life and investment-type product policy fee income............         (499.5)             (372.6)
    Net change in broker-dealer customer related receivables/payables.......           (6.1)                5.8
    Investment gains, net...................................................           (7.7)              (48.6)
    Change in segregated cash and securities, net...........................         (201.3)               52.2
    Change in deferred policy acquisition costs.............................          (96.1)             (104.1)
    Change in future policy benefits........................................           83.5                80.3
    Change in property and equipment........................................          (17.1)              (15.6)
    Change in income tax payable............................................           54.5               108.8
    Other, net..............................................................          111.3              (209.8)
                                                                             ------------------   ------------------

Net cash used by operating activities.......................................          (14.3)                (.9)
                                                                             ------------------   ------------------

Cash flows from investing activities:
  Maturities and repayments of fixed maturities and mortgage loans..........          936.1               907.8
  Sales.....................................................................          543.9             1,144.6
  Purchases.................................................................       (1,952.4)           (1,722.8)
  Change in short-term investments..........................................          (27.1)              284.7
  Purchase of minority interest in consolidated subsidiary..................            -                (308.7)
  Other, net................................................................             .8                30.5
                                                                             ------------------   ------------------

Net cash (used)  provided by investing activities...........................         (498.7)              336.1
                                                                             ------------------   ------------------


Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................          952.8               828.3
    Withdrawals and transfers to Separate Accounts..........................         (685.0)             (809.6)
  Net increase in short-term financings.....................................          198.6               246.7
  Other, net................................................................          (90.7)               26.1
                                                                             ------------------   ------------------

Net cash provided by financing activities...................................          375.7               291.5
                                                                             ------------------   ------------------

Change in cash and cash equivalents.........................................         (137.3)              626.7
Cash and cash equivalents, beginning of year................................        2,574.9             1,018.3
                                                                             ------------------   ------------------

Cash and Cash Equivalents, End of Period....................................  $     2,437.6       $     1,645.0
                                                                                ===============     ================

Supplemental cash flow information:
Interest Paid...............................................................  $        81.2       $        35.3
                                                                             ==================   ==================
Income Taxes Paid...........................................................  $        97.1       $        49.0
                                                                             ==================   ==================



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 6) have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2005" and "first quarter 2004" refer to the three months ended March 31, 2005 and 2004, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

      On July 8, 2004, the Holding Company completed its acquisition of MONY. AXA Financial's consolidated balance sheets at March 31, 2005 and December 31, 2004 and its related consolidated statements of earnings, of shareholders' equity and comprehensive (loss) income and of cash flows for first quarter 2005 include the accounts of the MONY Companies.

2)    PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

      In March 2004, AXA Financial acquired 8.16 million Alliance Units at the aggregated market price of $308.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement. As a result of the transaction, AXA Financial recorded goodwill of $162.1 million and other intangible assets of $20.0 million. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of twenty years. Upon completion of this transaction, AXA Financial's economic interest in Alliance increased to approximately 58.4%. As a result of other transactions in the year ended December 31, 2004, AXA Financial's economic interest in Alliance at March 31, 2005 was 61.2%.

3)    ACCOUNTING CHANGES

      Effective January 1, 2004, AXA Financial adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in AXA Financial's accounting policies relating to (a) general account interests in separate accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by Equitable Life,
      (c) liabilities related to group pension participating contracts and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life contracts.

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

      New Accounting Pronouncements
      -----------------------------

      On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No. 123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date. On April 14, 2005, the SEC adopted a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

      AXA Financial elected under SFAS No. 123 to continue to account for stock-based compensation using the intrinsic value method and to provide only pro forma disclosure of the effect on net earnings from applying the fair value based method. Consequently, adoption of SFAS No. 123(R) would be expected to result in recognition of compensation expense for certain types of AXA Financial's equity-settled awards, such as options to purchase AXA ADRs and AXA ordinary share options, for which no cost previously would have been charged to net earnings under the intrinsic value method. Similarly, certain types of AXA Financial's cash-settled awards, such as stock appreciation rights, may be expected to result either in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to the intrinsic value method. Management of AXA Financial currently is assessing the impact of adoption of SFAS No. 123(R), including measurement and reporting of related income tax effects, selection of an appropriate valuation model and determination of assumptions, as well as consideration of plan design issues.

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

      Clarifying regulations are expected to be issued by the Centers for Medicare and Medicaid Services to address the interpretation and determination of actuarial equivalency under MMA. In accordance with the provisions of FSP 106-2, management and its actuarial advisors will re-evaluate actuarial equivalency as new information about its interpretation or determination becomes available. Management and its actuarial advisors have not as yet been able to conclude whether the prescription drug benefits provided under AXA Financial's and MONY's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years. Consequently, measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for these plans at and for the period ended March 31, 2005 do not reflect any amount associated with enactment of MMA, including the subsidy.

4)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:




                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year............................................... $       11.8        $      20.5
      Additions charged to income...............................................          -                   .5
      Deductions for writedowns and asset dispositions..........................          (.4)               (.7)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       11.4        $      20.3
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       11.4        $      18.2
        Equity real estate......................................................          -                  2.1
                                                                                 ---------------     ---------------
      Total..................................................................... $       11.4        $      20.3
                                                                                 ===============     ===============


      For the first quarters of 2005 and 2004, investment income is shown net of investment expenses of $69.4 million and $44.4 million, respectively.

      As of March 31, 2005 and December 31, 2004, fixed maturities classified as available for sale had amortized costs of $37,441.5 million and $37,168.0 million, respectively. Also at March 31, 2005 and December 31, 2004, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $115.1 million and $118.0 million and costs of $108.1 million and $107.8 million and other equity securities with carrying values of $49.7 million and $51.3 million and costs of $47.0 million and $49.4 million.

      In the first quarters of 2005 and 2004, net unrealized and realized holding (losses) gains on trading account equity securities of $(3.3) million and $3.3 million were included in Net investment income in the consolidated statements of earnings.

      For the first quarters of 2005 and 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $525.4 million and $1,092.3 million, respectively. Gross gains of $9.8 million and $29.9 million and gross losses of $7.3 million and $1.6 million were realized on these sales for the first quarters of 2005 and 2004, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $789.7 million during the first three months of 2005, resulting in a balance of $1,343.9 million at March 31, 2005.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:



                                                                                  MARCH 31,          December 31,
                                                                                    2005                2004
                                                                                ---------------    -----------------
                                                                                           (IN MILLIONS)

      Impaired mortgage loans with investment valuation allowances............   $        89.4      $        94.3
      Impaired mortgage loans without investment valuation allowances.........            21.7               22.6
                                                                                ----------------   -----------------
      Recorded investment in impaired mortgage loans..........................           111.1              116.9
      Investment valuation allowances.........................................            11.4               11.8
                                                                                ----------------   -----------------
      Net Impaired Mortgage Loans.............................................   $        99.7      $       105.1
                                                                                ================   =================

      During the first quarters of 2005 and 2004, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $122.6 million and $178.2 million. Interest income recognized on these impaired mortgage loans totaled $1.8 million and $2.6 million for the first quarters of 2005 and 2004, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2005 and December 31, 2004, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $83.8 million and $79.2 million.

5)    CLOSED BLOCKS

      The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial had developed an actuarial calculation of the expected timing of AXA Equitable's Closed Block earnings. Further, in connection with the acquisition of MONY, AXA Financial had developed an actuarial calculation of the expected timing of MONY Life's Closed Block earnings as of July 1, 2004.

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

      AXA Equitable Closed Block
      --------------------------
      Summarized financial information for the Closed Block follows:

                                                                                 MARCH 31,          December 31,
                                                                                    2005                2004
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES
      Future policy benefits, policyholders' account balances and other......  $     8,895.8      $      8,911.5
      Policyholder dividend obligation.......................................          103.2               264.3
      Other liabilities......................................................          154.6               122.1
                                                                              -----------------  -------------------
      Total Closed Block liabilities.........................................        9,153.6             9,297.9
                                                                              -----------------  -------------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities available for sale,at fair value
         (amortized cost $5,583.4 and $5,488.6)..............................        5,787.6             5,823.2
      Mortgage loans on real estate..........................................        1,084.8             1,098.8
      Policy loans...........................................................        1,315.2             1,322.5
      Cash and other invested assets.........................................           18.8                37.1
      Other assets...........................................................          166.3               187.0
                                                                              -----------------  -------------------
      Total assets designated to the Closed Block............................        8,372.7             8,468.6
                                                                              -----------------  -------------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................          780.9               829.3
      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $35.4 and $24.6 and policyholder dividend obligation
            of $103.2 and $264.3.............................................           65.7                45.7
                                                                              -----------------  -------------------
      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities..............................................  $       846.6      $        875.0
                                                                              =================  ===================

      Closed Block revenues and expenses were as follows:

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------------
                                                                                   2005                 2004
                                                                             ------------------  -------------------
                                                                                         (IN MILLIONS)
      REVENUES:
      Premiums and other income............................................   $        115.0      $        122.6
      Investment income....................................................            131.9               141.8
      Investment gains, net................................................              8.2                13.1
                                                                             ------------------  -------------------
       Total revenues......................................................            255.1               277.5
                                                                             ------------------  -------------------


      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends................................            210.4               213.3
      Other operating costs and expenses...................................              1.0                 1.1
                                                                             ------------------  -------------------
      Total benefits and other deductions..................................            211.4               214.4
                                                                             ------------------  -------------------

      Net revenues before income taxes.....................................             43.7                63.1
      Income tax expense...................................................            (15.3)              (22.3)
                                                                             ------------------  -------------------
      Net Revenues.........................................................   $         28.4      $         40.8
                                                                             ==================  ===================

      Reconciliation of the policyholder dividend obligation follows:


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                               -------------------------------------
                                                                                    2005                  2004
                                                                               ----------------       --------------
                                                                                            (IN MILLIONS)
      Balances, beginning of year..........................................    $         264.3     $          242.1
      Unrealized investment (losses) gains.................................             (161.1)               154.0
                                                                               ----------------    -----------------
      Balances, End of Period..............................................    $         103.2     $          396.1
                                                                               ================    =================

      MONY Life Closed Block
      ----------------------

      Summarized financial information for the MONY Life Closed Block follows:

                                                                                 MARCH 31,          December 31,
                                                                                    2005                2004
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES
      Future policy benefits, policyholders' account balances and other......  $     7,348.2      $      7,360.9
      Policyholder dividend obligation.......................................          166.6               250.8
      Other liabilities......................................................           24.9                28.7
                                                                              -----------------  -------------------
      Total Closed Block liabilities.........................................        7,539.7             7,640.4
                                                                              -----------------  -------------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities available for sale, at fair value
         (amortized cost $4,372.8 and $4,338.0)..............................        4,390.6             4,440.9
      Mortgage loans on real estate..........................................          586.6               592.5
      Policy loans...........................................................        1,019.3             1,025.0
      Cash and other invested assets.........................................           46.6                91.1
      Other assets...........................................................          216.9               197.1
                                                                              -----------------  -------------------
      Total assets designated to the Closed Block............................        6,260.0             6,346.6
                                                                              -----------------  -------------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................        1,279.7             1,293.8
      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains,
            net of policyholder dividend obligation of $17.8 and $102.9......            -                   -
                                                                              -----------------  -------------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities..............................................  $     1,279.7      $      1,293.8
                                                                              =================  ===================

      MONY Life Closed Block revenues and expenses follow:

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                          2005
                                                                                -------------------------
                                                                                     (IN MILLIONS)
      REVENUES:
      Premiums and other income............................................     $          96.9
      Investment income (net of investment expenses of $1.2)...............                82.7
      Investment gains , net...............................................                  .3
                                                                                -------------------------
      Total revenues.......................................................               179.9
                                                                                -------------------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends................................               157.3
      Other operating costs and expenses...................................                  .9
                                                                                -------------------------
      Total benefits and other deductions..................................               158.2
                                                                                -------------------------
      Net revenues before income tax expense...............................                21.7
      Income tax expense..................................................                 (7.6)
                                                                                -------------------------
      Net Revenues.........................................................     $          14.1
                                                                                =========================

      Reconciliation of the MONY Life policyholder dividend obligation follows:

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                          2005
                                                                                ------------------------
                                                                                      (IN MILLIONS)
      Balance, beginning of year..............................................    $          250.8
      Applicable to net revenues .............................................                  .9
      Unrealized investment losses............................................               (85.1)
                                                                                ------------------------
      Balance, End of Period..................................................    $          166.6
                                                                                ========================

6)    OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:

                                                                                 MARCH 31,          December 31,
                                                                                    2005                2004
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $708.0 and $643.6)..................................  $      747.5       $       702.1
      Equity real estate.....................................................         188.7               190.1
      Mortgage loans on real estate..........................................          21.0                21.4
      Other equity investments...............................................           4.0                 4.4
      Other invested assets..................................................            .4                  .3
                                                                              -----------------  -------------------
         Total investments...................................................         961.6               918.3
      Cash and cash equivalents..............................................          90.4               150.2
      Other assets...........................................................          14.0                33.3
                                                                              -----------------  -------------------
      Total Assets...........................................................  $    1,066.0       $     1,101.8
                                                                              =================  ===================
      Policyholders liabilities..............................................  $      837.8       $       844.6
      Allowance for future losses............................................         108.6               132.7
      Other liabilities......................................................         119.6               124.5
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $    1,066.0       $     1,101.8
                                                                              =================  ===================


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,

                                                                                 -------------------------------------
                                                                                       2005                2004
                                                                                 -----------------   -----------------
                                                                                            (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $4.6 and $4.3)...........  $        16.3       $       17.3
      Investment (losses) gains net.............................................            (.1)               2.5
                                                                                 -----------------   -----------------
      Total revenues............................................................           16.2               19.8
      Benefits and other deductions.............................................           21.2               25.7
      Losses charged to allowance for future losses.............................           (5.0)              (5.9)
                                                                                 -----------------   -----------------
      Pre-tax results from operations...........................................            -                  -
      Pre-tax (loss) earnings from strengthening/releasing the allowance
        for future losses.......................................................            (.2)               3.2
      Income tax benefit (expense)..............................................             .1               (1.1)
                                                                                 -----------------   -----------------
      (Loss) Earnings from Other Discontinued Operations........................  $         (.1)      $        2.1
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

      Management believes the allowance for future losses at March 31, 2005 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

7)    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

      A) Variable Annuity Contracts - GMDB and GMIB
         -------------------------------------------

      AXA Equitable, MONY Life and MLOA issue certain variable annuity contracts with GMDB and GMIB features that guarantee either:

      o Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

      o Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

      o Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

      o Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2005:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2004.......................   $       68.5       $      117.7       $       186.2
        Paid guarantee benefits..........................          (10.8)               0                 (10.8)
        Other changes in reserve.........................           26.2               17.1                43.3
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2005..........................   $       83.9       $      134.8       $       218.7
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (IN MILLIONS)
      Balance at December 31, 2004.......................   $       11.3
        Paid guarantee benefits ceded....................           (2.0)
        Other changes in reserve.........................            9.2
                                                           --------------------
      Balance at March 31, 2005..........................   $       18.5
                                                           ====================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The March 31, 2005 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                  RETURN
                                                    OF
                                                  PREMIUM         RATCHET         ROLL-UP         COMBO           TOTAL
                                               --------------  -------------- -------------  --------------  -------------
                                                                       (DOLLARS IN MILLIONS)
      GMDB:
        Account value (1)...................   $   31,198     $   8,499      $    7,872      $   11,755     $    59,324
        Net amount at risk, gross...........   $    1,268     $   1,002      $    2,065      $      118     $     4,453
        Net amount at risk, net of amounts
           reinsured........................   $    1,266     $     761      $    1,252      $      106     $     3,385
        Average attained age of
          contractholders...................         50.0          60.1            62.6            60.2            52.6
        Percentage of contractholders
          over age 70.......................         7.6%          21.7%           28.2%           18.2            10.9
        Range of guaranteed minimum
           return rates....................          N/A            N/A            3%-6%           3%-6%            N/A
      GMIB:
        Account value (2)...................         N/A            N/A      $    5,735      $   15,768     $    21,503
        Net amount at risk, gross...........         N/A            N/A      $      511      $      -       $       511
        Net amount at risk, net of amounts
           reinsured........................         N/A            N/A      $      129      $      -       $       129
        Weighted average years remaining
           until earliest annuitization....          N/A            N/A             3.8             9.2             7.3
        Range of guaranteed minimum
           return rates....................          N/A            N/A            3%-6%           3%-6%           3%-6%


      (1) Included General Account balances of $12,011 million, $614 million, $130 million and $477 million, respectively, for a total of $13,233 million.
      (2) Included General Account balances of $35 million and $639 million, respectively, for a total of $674 million.

      B) Separate Account Investments by Investment Category Underlying GMDB and
         -----------------------------------------------------------------------
         GMIB Features
         -------------

     The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option which is part of the General Account and variable investment options which invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                    MARCH 31,        December 31,
                                                                                 ----------------  ------------------
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity...............................................................    $   33,652        $    34,574
         Fixed income.........................................................         4,721              4,713
         Balanced.............................................................         5,990              5,415
         Other................................................................         1,727              1,678
                                                                                 ----------------  ------------------
         Total................................................................    $   46,090        $    46,380
                                                                                 ================  ==================
      GMIB:
         Equity...............................................................    $   14,216        $    14,453
         Fixed income.........................................................         2,611              2,463
         Balanced.............................................................         3,021              2,772
         Other................................................................           981                569
                                                                                 ----------------  ------------------
         Total................................................................    $   20,829        $    20,257
                                                                                 ================  ==================

      C) Hedging Programs for GMDB and GMIB Features
         -------------------------------------------

      In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of annuity products sold beginning April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At March 31, 2005, the total account value and net amount at risk of contracts were $21,971 million and $133 million, respectively, for the GMDB hedge program and $7,379 million and zero, respectively, for the GMIB hedge program.

      D) Variable and Interest-Sensitive Life Insurance Policies -
         ---------------------------------------------------------
         No Lapse Guarantee
         ------------------

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

     The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                               DIRECT           REINSURANCE
                                                              LIABILITY            CEDED               NET
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2004.......................   $       21.0       $        -         $        21.0
        Paid guarantee benefits..........................            -                  -                   -
        Other changes in reserve.........................            4.1                -                   4.1
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2005..........................   $       25.1       $        -         $        25.1
                                                           ================   =================  =================

 8)   EMPLOYEE BENEFIT PLANS

      AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees) managers and certain agents.

      Components of net periodic pension expense for the qualified and non-qualified plans follow:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Service cost............................................................    $       14.1      $        11.2
      Interest cost on projected benefit obligation...........................            44.2               36.8
      Expected return on assets...............................................           (51.3)             (42.2)
      Net amortization and deferrals..........................................            22.8               22.4
                                                                                 ----------------  ------------------
      Net Periodic Pension Expense............................................    $       29.8      $        28.2
                                                                                 ================  ==================

      AXA Financial provides certain postretirement benefits for qualifying employees, managers and agents retiring from AXA Financial.

      Components of net postretirement benefits costs follow:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Service cost............................................................    $        1.9      $         1.4
      Interest cost on accumulated postretirement benefit obligation..........             9.7                8.8
      Net amortization and deferrals..........................................             2.1                2.9
                                                                                 ----------------  ------------------
      Net Periodic Postretirement Benefits Costs..............................    $       13.7      $        13.1
                                                                                 ================  ==================

      AXA Financial sponsors a postemployment health and life insurance continuation plan for disabled former employees.

      Components of net postemployment benefits costs follow:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Service cost............................................................    $        1.8      $         2.4
      Interest cost on projected benefit obligations..........................              .5                 .7
                                                                                 ----------------  ------------------
      Net Periodic Postemployment Costs.......................................    $        2.3      $         3.1
                                                                                 ================  ==================

9)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $86.1 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. For first quarter 2005, AXA Financial recorded an increase in the Stock Appreciation Rights liability of $8.9 million, reflecting the variable accounting for Stock Appreciation Rights, based on the change in the market value of AXA ADRs for the period ended March 31, 2005. At March 31, 2005, the Stock Appreciation Rights liability was $38.6 million.

10)   INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

11)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2004, except as described below:

      In MAHOLTRA, in March 2005, the District Court granted defendants' motion to dismiss the second amended complaint, but permitted one of the plaintiffs leave to file a third amended complaint.

      In DH2, in April 2005, DH2 filed a Second Amended Complaint, which alleges claims substantially similar to those included in the original amended complaint.

      In HIRT, in April 2005, the Court denied the cross motions for summary judgment without prejudice and has set a proof hearing for August 2005.

      In BERGER, in May 2005, the Court granted AXA Equitable's motion for summary judgment and dismissed the remaining claim of violation of ERISA.

      In WIGGENHORN, in April 2005, the U.S. Court of Appeals for the Seventh Circuit ruled in favor of Putnam Funds in the case in which the Holding Company is not a party. Based upon this decision, in April 2005, AXA Equitable filed a motion to either grant its motion to dismiss or set a briefing schedule on its motion to dismiss.

      In GOSHEN, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals.

      In MCLEAN, in April 2005, claims of the individual Illinois plaintiffs were settled and the case has been dismissed.

      In ECKERT, in April 2005, one of the plaintiffs was granted the right to intervene and filed a complaint entitled CERRA V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES in the United States District Court for the Eastern District of New York with the same allegations as in ECKERT. The defendants expect to move to dismiss plaintiffs complaint.

      ALLIANCE LITIGATION

      In the SBA COMPLAINT, in April 2005, Alliance and the SBA entered into an Agreement Regarding Litigation pursuant to which, among other things, a jury verdict in favor of Alliance on all claims would prevent both parties from seeking to retry or appeal the case and from seeking costs or attorneys' fees, and would prevent Alliance from seeking to recover its claim for unpaid investment management fees. In April 2005, the jury found in favor of Alliance on all claims.

      In February 2004, Alliance received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests require Alliance to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. Alliance responded to the Information Requests and has been cooperating fully with the investigation.

      In April 2005, a complaint entitled THE ATTORNEY GENERAL OF THE STATE OF WEST VIRGINIA V. AIM ADVISORS, INC., ET AL. ("WVAG Complaint") was filed against Alliance, Alliance Holding, and various other defendants not affiliated with Alliance. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG Complaint makes factual allegations generally similar to those in the HINDO Complaint.

      In connection with its market timing-related matters, Alliance recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. Alliance paid $1 million during first quarter 2005 and has cumulatively paid $303 million related to these matters.

      In connection with directed brokerage matters, in March 2005, Alliance commenced discussions with the NASD regarding the directed brokerage investigations by the SEC and the NASD. Accordingly, Alliance recorded a $5.0 million charge against 2004 earnings; approximately $1.0 million of this charge was reversed in first quarter 2005 to reflect the final amount of approximately $4.0 million agreed upon between Alliance and the NASD.

      In connection with proof of claim-related matters, in April 2005, the court signed an order dismissing the DAVIDSON Complaint with prejudice. Plaintiffs have a limited right to re-open the case within 90 days of the order.

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted above or in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2004, the ultimate resolution of the litigations described above involving the Holding Company and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial. Except as previously noted, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above or in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2004 will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

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

12)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      SEGMENT REVENUES:
      Financial Advisory/Insurance............................................    $    2,113.5      $     1,461.3
      Investment Management...................................................           750.2              756.9
      Consolidation/elimination...............................................           (25.8)             (20.3)
                                                                                 ----------------  ------------------
      Total Revenues..........................................................    $    2,837.9      $     2,197.9
                                                                                 ================  ==================
      SEGMENT EARNINGS FROM CONTINUING OPERATIONS BEFORE
         INCOME TAXES AND MINORITY INTEREST:
      Financial Advisory/Insurance............................................    $      318.2      $       273.3
      Investment Management...................................................           156.0              162.4
                                                                                 ----------------  ------------------
      Total Earnings from Continuing Operations before Income Taxes
         and Minority Interest................................................    $      474.2      $       435.7
                                                                                 ================  ==================
                                                                                    MARCH 31,        December 31,
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      ASSETS:
      Financial Advisory/Insurance............................................    $  130,618.0      $   131,432.7
      Investment Management...................................................        15,013.5           14,575.4
      Consolidation/elimination...............................................          (219.5)              19.9
                                                                                 ----------------  ------------------
      Total Assets............................................................    $  145,412.0      $   146,028.0
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

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      Net earnings as reported................................................    $      276.4      $       230.7
      Less:  Total stock-based employee compensation expense determined
          under fair value method for all awards, net of income tax benefit...            (5.7)              (5.2)
                                                                                 ----------------  ------------------
      Pro Forma Net Earnings..................................................    $      270.7      $       225.5
                                                                                 ================  ==================

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

Earnings from continuing operations before income taxes and minority interest were $474.2 million for first quarter 2005, an increase of $38.5 million from the year earlier quarter. There was a $44.9 million increase in the Financial Advisory/Insurance segment primarily due to the contribution of the MONY Companies and related integration expense savings both for AXA Equitable and the MONY Companies. The Investment Management segment's earnings were down slightly when compared to first quarter 2004. In first quarter 2004, AXA Financial recorded a $4.0 million charge (net of related income taxes of $2.2 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. Net earnings for AXA Financial totaled $276.4 million for first quarter 2005, $45.7 million higher than the $230.7 million reported for the 2004 quarter.

Revenues. In first quarter 2005, revenues increased $640.0 million to $2.84 billion. A revenue increase of $652.2 million for the Financial
Advisory/Insurance segment, $548.6 million of which was due to the MONY Companies, was partially offset by $6.7 million lower revenues for the Investment Management segment.

Premiums increased by $177.1 million to $411.9 million for first quarter 2005 with the MONY Companies' premiums totaling $176.3 million in first quarter 2005. Policy fee income was $499.5 million, $126.9 million higher than first quarter 2004 with the MONY Companies contributing $57.3 million. When that contribution is excluded, the remaining $69.6 million policy fee income increase was primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income increased $204.9 million to $869.7 million of which $189.3 million relates to the MONY Companies' income in first quarter 2005. When this income is excluded, the remaining $15.6 million increase was primarily the result of $36.2 million in net investment income related to derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts and interest rate swap and floor contracts partially offset by lower income on AXA Equitable's investment portfolio. Lower income from fixed maturities, equity real estate, policy loans and other equity investments was partially offset by slightly higher income on cash and short-term investments.

Investment gains totaled $7.7 million in first quarter 2005, as compared to $48.6 million in first quarter 2004. The decline in the 2005 quarter resulted from $31.2 million lower gains from sales of fixed maturity securities and losses of $1.8 million on other equity investments as compared to $6.4 million of gains in first quarter 2004 partially offset by lower writedowns on General Account fixed maturities, $1.3 million in first quarter 2005 as compared to $5.1 million in first quarter 2004.

Commissions, fees and other income increased $172.0 million to $1.05 billion with higher income in the Financial Advisory/Insurance segment partially offset by a $4.3 million decrease in the Investment Management segment. The Financial Advisory/Insurance segment increase of $175.0 million in first quarter 2005 included the MONY Companies' addition of $140.1 million. Of the remaining $34.9 million of the Financial Advisory/Insurance increase, $11.6 million was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base. Additionally, $25.1 million of the increase was due to the change in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. The increase in fair value for first quarter 2005 was $40.1 million as compared to $15.0 million in first quarter 2004. The Investment Management segment decrease was principally due to declines in distribution revenues, shareholder servicing fees, institutional research services and other revenues, partially offset by the $25.2 million increase in investment advisory and services fees at Alliance. There was an $8.5 million decrease in distribution revenues, primarily due to lower daily average retail AUM. Other revenues at Alliance declined by $8.5 million from the $14.3 million reported in first quarter 2004 principally due to unrealized mark-to-market losses on investments held for deferred compensation plan obligations. Shareholder servicing fees decreased $6.1 million to $25.2 million in first quarter 2005 primarily as the result of the reduction in the number of shareholder accounts due to redemptions and of fee reductions. Institutional research revenues decreased $4.2 million to $75.2 million in first quarter 2005 due to a decrease in NYSE market share and pricing partially offset by an increase in NYSE daily trading volume. The 4.9% increase to $536.2 million in investment advisory and services fees was primarily due to a 10.7% increase in average assets under management ("AUM") resulting from market appreciation and net asset inflows and performance fees of $7.8 million in the 2005 quarter as compared to $3.6 million in first quarter 2004, partially offset by lower transaction volume, one less trading day in the quarter and the partial introduction of a new pricing structure that will eliminate transaction charges for most private clients with a corresponding increase in asset-based fees.

Benefits and Other Deductions. Total benefits and other deductions increased $601.5 million with increases of $607.3 million reported in the Financial Advisory/Insurance segment being partially offset by $0.3 million decrease in the Investment Management segments. The MONY Companies total benefits and other deductions in first quarter 2005 were $519.0 million.

Policyholders benefits were $730.7 million in first quarter 2005, a $274.9 million increase from first quarter 2004, of which $254.1 million was due to the MONY Companies. The net increase, when the MONY Companies' impact is excluded, principally resulted from higher GMDB/GMIB benefits and reserves due to the growth in business and higher benefits and reserves in the reinsurance assumed product line partially offset by lower individual life death claims.

The $15.8 million increase in interest credited to policyholders' account balances to $287.8 million in first quarter 2005 was due to the $29.3 million in first quarter 2005 interest credited for MONY Companies. When the MONY Companies' amount is excluded, interest credited declined $13.5 million principally due to unrealized investment losses charged to Pension Par contracts pursuant to SOP 03-1.

Total compensation and benefits increased $121.6 million to $598.9 million in first quarter 2005 principally due to a $110.8 million increase for the Financial Advisory/Insurance segment, of which $96.5 million was attributed to the MONY Companies. When the MONY Companies' compensation and benefits amount in first quarter 2005 is excluded, the $14.3 million increase for the Financial Advisory/Insurance segment was primarily due to the $12.0 million change related to increases in the Stock Appreciation Rights liability. The $10.8 million increase for the Investment Management segment was primarily a result of annual merit increases at Alliance.

For first quarter 2005, commissions in the Financial Advisory/Insurance segment totaled $258.0 million, an increase of $69.5 million from first quarter 2004, principally due to the $66.5 million of MONY Companies' commissions in first quarter 2005.

There was a $5.7 million decrease in distribution plan payments by Alliance due to lower amortization of deferred sales commissions as a result of lower back-end load shares and lower distribution plan payments.

Interest expense totaled $64.7 million in first quarter 2005, a $16.6 million increase from the $48.1 million in the prior year's comparable quarter. The increase was principally related to Holding Company debt incurred and assumed in connection with the MONY acquisition in third quarter 2004 and the purchase of AXA ADR call options and Alliance Units in fourth quarter 2004.

DAC and VOBA amortization increased to $202.1 million in first quarter 2005, up $79.4 million, including the $17.8 million attributed to the MONY Companies in the 2005 period. When the MONY Companies' impact is excluded, the remaining $61.6 million increase in amortization was principally due to higher margins on products that are DAC reactive.

DAC capitalization totaled $298.2 million, an increase of $71.4 million from $226.8 million reported in first quarter 2004. When the $39.2 million in MONY Companies' DAC capitalization in first quarter 2005 is excluded, the $32.2 million increase in the 2005 period primarily resulted from higher sales of interest sensitive life products.

The first quarter 2005 increases in rent expense and amortization of intangible assets of $14.6 million and $5.2 million, respectively, were principally due to the related MONY Companies totals of $13.7 million and $4.7 million for those expense categories in that same quarter.

The Financial Advisory/Insurance segment was the principal contributor to the $93.0 million increase in other operating costs and expenses, with the MONY Companies accounting for $66.5 million of the segment's $92.6 million increase in first quarter 2005. When the MONY Companies portion is excluded, the remaining $26.1 million increase in the Financial Advisory/Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2005 were $3.80 billion, an increase of $409.2 million from the 2004 quarter while total first year premiums increased $134.0 million to $2.35 billion in first quarter 2005. The MONY Companies' total and first year premiums and deposits for these product lines were $429.5 million and $158.3 million, respectively, in first quarter 2005. When the MONY Companies' totals are excluded from the comparison, first year premiums and deposits for the life products increased $26.0 million due to higher sales in the retail channel while the annuity lines' premiums and deposits declined $46.6 million primarily due to lower sales in the retail distribution channel. There was a $419.8 million increase to $1.38 billion in mutual fund and fee based assets sales in first quarter 2005, of which $416.6 million was attributed to the MONY Companies.

Surrenders and Withdrawals. Surrenders and withdrawals increased, from $1.53 billion in first quarter 2004 to $1.81 billion for first quarter 2005 with $243.9 million of the increase attributed to the MONY Companies. When this amount is excluded, there was an increase of $37.4 million as decreases of $78.5 million and $5.8 million reported for the variable and interest-sensitive life and traditional life insurance lines, respectively, were more than offset by a $121.7 million increase in individual annuities surrenders and withdrawals. When the MONY Companies' impact is excluded, the annualized annuities surrender rate declined to 8.0 % in first quarter 2005 from 8.3% in first quarter 2004. Similarly, the individual life surrender rates decreased to 4.1% from 5.5% for the same respective periods. The individual life surrender rate was higher in first quarter 2004 principally due to the surrender of a single large COLI contract. When the effect of this surrender is excluded, the first quarter 2004 life surrender rate was 4.4%. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
Third party..................................................................... $    471,157        $   425,214
General Account and other.......................................................       54,590             42,701
Insurance Group Separate Accounts...............................................       64,977             57,387
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    590,724        $   525,302
                                                                                 ===============     ===============

Third party assets under management at March 31, 2005 increased $45.94 billion primarily due to increases at Alliance. General Account and other assets under management increased $11.89 billion from first quarter 2004 totals. The $7.59 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

Alliance assets under management at the end of first quarter 2005 totaled $533.9 billion as compared to $486.4 billion at March 31, 2004 as market appreciation and net inflows of $17.7 million and $5.3 million in the Institutional Investment Management and Private Client distribution channels were offset by net outflows of $3.4 million in the Retail distribution channel and $5.7 million in net cash management distributions. Non-US clients accounted for 26.5% of the March 31, 2005 total.

The initial closing in Federated's acquisition of Alliance's cash management services unit occurred on March 7, 2005. As of March 31, 2005, approximately $1 billion of client AUM were transferred to Federated. It is anticipated that the remaining cash management assets will be transferred during second quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. At March 31, 2005, AXA Equitable had $193.6 million of short-term debt outstanding; there were no commercial paper or borrowings under the revolving credit facility outstanding at that date.

Alliance. For the three months ended March 31, 2005 and 2004, respectively, cash flows included inflows of $16.7 million and $28.4 million representing proceeds from the exercise of options for Alliance Units offset by outflows related to purchases of Alliance Units totaling $6.4 million and $38.4 million by subsidiaries of Alliance to fund deferred compensation plans. Capital expenditures at Alliance were $23.7 million in first quarter 2005 compared to $6.9 million in first quarter 2004. Available cash flow for cash distributions from Alliance totaled $162.0 million and $76.7 million for first quarter 2005 and 2004, respectively. As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, Alliance made no cash distributions in first quarter 2004.

At March 31, 2005, Alliance had $8.1 million of short-term debt outstanding; there were no amounts outstanding under either its commercial paper program or its revolving credit facility.

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

Market Risk. AXA Financial's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 18 of Notes to Consolidated Financial Statements, both contained in the 2004 Form 10-K.

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

In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K.

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

Other Risks of the Investment Management Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Management" contained in the 2004 Form 10-K. Recently, a number of regulators have been focusing attention on various practices in or affecting the investment management and/or mutual fund industries, including, among others, late trading, market timing, revenue sharing and directed brokerage. In December 2003, Alliance resolved regulatory claims with the SEC and NYAG related to market timing in certain of its mutual funds. Alliance's involvement in the market timing investigations and ongoing litigation relating thereto, as well as other litigation, may have an adverse effect on AXA Financial's and Alliance's assets under management, including an increase in mutual fund redemptions, and may cause or prolong general reputational damage, both of which could adversely affect AXA Financial's and Alliance's results of operations.

Payments of sales commissions by Alliance to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. Contingent deferred sales charges ("CDSC") cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $233.6 million at March 31, 2005. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system, net of CDSC received of $6.1 million and $10.2 million, totaled approximately $15.7 million and $14.9 million during the three months ended March 31, 2005 and 2004, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of March 31, 2005, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

During the three months ended March 31, 2005, equity markets decreased by approximately 2% as measured by the change in the Standard & Poor's 500 Stock Index and fixed income markets remained flat as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with Alliance's fund rationalization program, was approximately 25.6% during the three months ended March 31, 2005. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and the results of operations and financial position of AXA Financial and such insurance subsidiaries and related companies could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies including, among others, state attorneys general and insurance and securities regulators could result in adverse publicity, sanctions and fines. In the last year, AXA Equitable, EQAT, MONY Life, MLOA, MSC, Multimanager Trust, VIP Trust, AXA Advisors, AXA Distributors and other AXA Financial subsidiaries have provided, or are in the process of providing, information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide variety of issues, including supervisory issues, market timing, late trading, valuation, suitability, replacements and exchanges of variable life insurance and annuities, finite risk reinsurance, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanctions could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2004 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 3 of Notes to Consolidated Financial Statements in the 2004 Form 10-K for pronouncements issued but not effective at December 31, 2004.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment, including increased activism by state attorneys general and insurance commissioners, could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. See "Business - Regulation" contained in the 2004 Form 10-K.

In addition to the foregoing, Federal and state authorities are continuing to investigate various practices of insurers, principally in the property and casualty and related businesses (including general insurance lines), as well as the purchase or sale of nontraditional insurance products including finite risk reinsurance. While AXA Financial's insurance company subsidiaries do not have any material non-life insurance operations, other subsidiaries and affiliates of AXA Financial's parent, AXA, are involved in these areas and have received various inquiries and requests for information from Federal and state authorities, to which they are in the process of responding. The concerned subsidiaries and affiliates of AXA intend to fully cooperate with these Federal and state authorities. While, at this time, AXA Financial is unable to predict what actions, if any, regulators may take against any of these affiliated entities, any negative publicity associated with the AXA brand name generated by these inquiries (or by any actions or sanctions that may arise in connection with them) may result in general reputational damage to AXA Financial, which could adversely affect AXA Financial's results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. Except for the enhancements described below, there has been no change in AXA Financial's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Note 11 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 11 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2004 Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS

              Number             Description and Method of Filing
              ------  ---------------------------------------------------------
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

Date:  May 13, 2005   AXA FINANCIAL, INC.


                      By:      /s/ Stanley B. Tulin
                               -------------------------------------------------
                               Name:    Stanley B. Tulin
                               Title:   Vice Chairman of the Board and
                                        Chief Financial Officer

Date:  May 13, 2005            /s/ Alvin H. Fenichel
                               ------------------------------------------------
                               Name:    Alvin H. Fenichel
                               Title:   Senior Vice President and Controller