Form 10-Q
period 2005-06-30
AXA FINANCIAL INC
filed 2005-08-15
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2005                Commission File No. 333-45415
--------------------------------------------------------------------------------

                               AXA FINANCIAL, INC.
                               ------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).              Yes | |       No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                         Yes | |       No |X|

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of August 15, 2005.

At August 15, 2005, 436,192,949 shares of the registrant's Common Stock were outstanding.


                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I       FINANCIAL INFORMATION

Item 1:      Unaudited Consolidated GAAP Financial Statements
             o  Consolidated Balance Sheets, June 30, 2005 and December 31, 2004....................      3
             o  Consolidated Statements of Earnings, Three Months and Six Months Ended
                  June 30, 2005 and 2004............................................................      4
             o  Consolidated Statements of Shareholders' Equity,
                  Six Months Ended June 30, 2005 and 2004...........................................      5
             o  Consolidated Statements of Cash Flows, Six Months Ended
                  June 30, 2005 and 2004............................................................      6
             o  Notes to Consolidated Financial Statements..........................................      7

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ("Management Narrative").........................................     23

Item 3:      Quantitative and Qualitative Disclosures About Market Risk*............................     31

Item 4:      Controls and Procedures................................................................     31

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings......................................................................     31

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds............................     31

Item 3:      Defaults Upon Senior Securities........................................................     31

Item 4:      Submission of Matters to a Vote of Security Holders....................................     31

Item 5:      Other Information......................................................................     31

Item 6:      Exhibits...............................................................................     31

SIGNATURES    ......................................................................................     32




*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          Item 1: Unaudited Consolidated GAAP Financial Statements

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,           December 31,
                                                                                   2005                 2004
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    39,520.8        $    39,301.6
  Mortgage loans on real estate.............................................        4,696.1              4,909.8
  Equity real estate, held for the production of income.....................          789.0                835.1
  Policy loans..............................................................        4,934.9              4,968.0
  Other equity investments..................................................        1,347.0              1,219.8
  Other invested assets.....................................................        2,301.1              1,682.7
                                                                              -----------------    -----------------
      Total investments.....................................................       53,588.9             52,917.0
Cash and cash equivalents...................................................        2,398.2              2,574.9
Cash and securities segregated, at estimated fair value.....................        1,229.2              1,489.0
Broker-dealer related receivables...........................................        2,729.6              2,187.7
Deferred policy acquisition costs...........................................        7,232.8              6,908.6
Goodwill and other intangible assets, net...................................        5,224.3              5,242.4
Value of business acquired..................................................          785.8                817.4
Amounts due from reinsurers.................................................        3,192.3              3,149.2
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,986.9              3,930.1
Separate Accounts' assets...................................................       67,805.5             66,411.7
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   148,573.5        $   146,028.0
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    30,757.8        $    30,367.3
Future policy benefits and other policyholders liabilities..................       22,998.0             22,888.6
Broker-dealer related payables..............................................        1,713.5              1,222.8
Customers related payables..................................................        2,178.0              2,658.7
Short-term and long-term debt...............................................        3,254.2              3,263.4
Loans from affiliates.......................................................        1,480.0              1,568.9
Income taxes payable........................................................        2,172.5              2,010.2
Other liabilities...........................................................        4,881.8              4,884.9
Separate Accounts' liabilities..............................................       67,805.5             66,411.7
Minority interest in equity of consolidated subsidiaries....................        1,431.0              1,421.1
Minority interest subject to redemption rights..............................          266.0                266.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      138,938.3            136,964.2
                                                                              -----------------    -----------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 500 million shares authorized, 436.2 million
   shares issued and outstanding............................................            3.9                  3.9
Capital in excess of par value..............................................        1,040.7              1,054.1
Retained earnings...........................................................        7,713.8              7,139.7
Accumulated other comprehensive income......................................          876.8                866.1
                                                                              -----------------    -----------------
      Total shareholders' equity............................................        9,635.2              9,063.8
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $   148,573.5        $   146,028.0
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       ---------------------------------  ---------------------------------
                                                            2005             2004              2005              2004
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      496.3     $      374.5      $      995.8      $     747.1
Premiums.............................................         395.3            227.1             807.2            461.9
Net investment income................................         762.5            611.6           1,632.2          1,276.4
Investment gains, net................................          50.0              8.9              57.7             57.5
Commissions, fees and other income...................       1,064.4            829.4           2,113.8          1,713.9
                                                       ---------------  ----------------  ---------------   ---------------
      Total revenues.................................       2,768.8          2,051.5           5,606.7          4,256.8
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................         731.7            454.8           1,462.4            910.6
Interest credited to policyholders' account balances.         300.1            239.9             587.9            511.9
Compensation and benefits............................         603.9            459.1           1,202.8            936.4
Commissions..........................................         278.4            203.8             536.4            392.3
Distribution plan payments...........................          71.4             92.8             162.8            189.9
Amortization of deferred sales commissions...........          34.5             46.7              71.0             95.2
Interest expense.....................................          68.0             48.1             132.7             96.2
Amortization of deferred policy acquisition costs and
   value of business acquired........................         138.5             57.6             340.6            180.3
Capitalization of deferred policy acquisition costs..        (337.6)          (256.3)           (635.8)          (483.1)
Rent expense.........................................          62.0             49.6             124.6             97.6
Amortization of other intangible assets, net.........           9.9              6.6              21.5             13.0
Other operating costs and expenses...................         277.4            231.4             595.0            463.4
                                                       ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions............       2,238.2          1,634.1           4,601.9          3,403.7
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  income taxes and minority interest.................         530.6            417.4           1,004.8            853.1
Income tax expense...................................        (155.9)          (110.6)           (289.2)          (239.8)
Minority interest in net income of
  consolidated subsidiaries..........................         (77.1)           (62.2)           (141.5)          (136.1)
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations..................         297.6            244.6             574.1            477.2

Earnings from other discontinued operations,
   net of income tax expense.........................            .1              1.2               -                3.3
Gain on disposal of the discontinued Investment
   Banking and Brokerage segment, net of income
    taxes............................................           -               53.2               -               53.2
Cumulative effect of accounting changes, net of
   income tax benefit................................           -                -                 -               (4.0)
                                                       ---------------  ----------------  ---------------   ---------------
Net Earnings.........................................  $      297.7     $      299.0      $      574.1      $     529.7
                                                       ===============  ================  ===============   ===============

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDERS' EQUITY

Common stock, at par value, beginning of year and end of period.............  $         3.9        $         3.9

                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        1,054.1              1,102.3
Other changes in additional capital in excess of par value..................          (13.4)                  .4
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,040.7              1,102.7
                                                                              -----------------    -----------------


Retained earnings, beginning of year........................................        7,139.7              6,194.8
Net earnings................................................................          574.1                529.7
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        7,713.8              6,724.5
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          866.1                872.7
Other comprehensive income (loss)...........................................           10.7               (348.4)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          876.8                524.3
                                                                              -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD...................................  $     9,635.2        $     8,355.4
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       574.1        $       529.7
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          587.9                511.9
    Universal life and investment-type product policy fee income............         (995.8)              (747.1)
    Net change in broker-dealer customer related receivables/payables......          (578.7)               (40.6)
    Investment gains, net...................................................          (57.7)               (57.5)
    Increase in segregated cash and securities, net.........................          259.8                 89.7
    Change in deferred policy acquisition costs.............................         (295.2)              (302.8)
    Change in future policy benefits........................................           21.2                 83.9
    Change in property and equipment........................................          (28.6)               (27.9)
    Change in income tax payable............................................          149.4                 85.6
    Change in fair value of guaranteed minimum income benefit
       reinsurance contracts................................................          (84.2)                (8.0)
    Gain on disposal of Investment Banking and Brokerage segment............            -                  (53.2)
    Minority interest in net income of consolidated subsidiaries............          141.5                136.1
    Other, net..............................................................          180.2                 (9.5)
                                                                              -----------------    -----------------

Net cash (used) provided by operating activities............................         (126.1)               190.3
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        2,219.4              1,826.4
  Sales....................................................................         1,437.1              2,646.1
  Purchases.................................................................       (3,826.1)            (4,250.8)
  Change in short-term investments..........................................         (485.9)               261.4
  Purchase of minority interest in consolidated subsidiary..................            -                 (308.7)
  Other, net................................................................            9.7                 64.6
                                                                              -----------------    -----------------

Net cash (used) provided by investing activities............................         (645.8)               239.0
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        2,190.3              1,872.9
    Withdrawals and transfers to Separate Accounts..........................       (1,426.1)            (1,431.8)
  Net increase in short-term financings.....................................             .7                  1.3
  Other, net................................................................         (169.7)               (36.4)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................          595.2                406.0
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................         (176.7)               835.3
Cash and cash equivalents, beginning of year................................        2,574.9              1,018.3
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     2,398.2        $     1,853.6
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $       145.0        $        98.1
                                                                              =================    =================
  Income Taxes Paid ........................................................  $       122.2        $       222.5
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Financial and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 6) have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 2005" and "second quarter 2004" refer to the three months ended June 30, 2005 and 2004, respectively. The terms "first half of 2005" and "first half of 2004" refer to the six months ended June 30, 2005 and 2004 respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

      On July 8, 2004, AXA Financial completed its acquisition of MONY. AXA Financial's consolidated balance sheets at June 30, 2005 and December 31, 2004 and its related consolidated statements of earnings, shareholders' equity and comprehensive (loss) income and cash flows for second quarter 2005 and the first half of 2005 include the accounts of the MONY Companies.

2)    PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

      In March 2004, AXA Financial acquired 8.16 million Alliance Units at an aggregated market price of $308.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement. As a result of the transaction, AXA Financial recorded goodwill of $162.1 million and other intangible assets of $20.0 million. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of twenty years. Upon completion of this transaction, AXA Financial's economic interest in Alliance increased to approximately 58.4%. As a result of a similar transaction completed later in 2004, AXA Financial's economic interest in Alliance at June 30, 2005 was 61.1%.

3)    ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2004, AXA Financial adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in AXA Financial's accounting policies relating to (a) general account interests in separate accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by AXA Equitable,
      (c) liabilities related to group pension participating contracts and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life contracts.

      The adoption of SOP 03-1 required changes in several of AXA Financial's accounting policies relating to separate account assets and liabilities. AXA Financial now reports the General Account's interests in separate accounts as trading account securities within Other equity investments in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities, effective January 1, 2004. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements. These two Separate Accounts hold assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts. In addition, liabilities associated with the market value adjustment feature are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market adjusted value.

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

      New Accounting Pronouncements
      -----------------------------

      On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in SFAS No. 123, "Accounting for Stock-Based Compensation," as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No.
      123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date. On April 14, 2005, the SEC adopted a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

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

      On May 19, 2004, the FASB approved the issuance of FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", effective for the first interim or annual period beginning after June 15, 2004. FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") for employers that sponsor postretirement health care plans that provide prescription drug benefits. MMA introduced a new prescription drug benefit under Medicare that will go into effect in 2006 and also includes a Federal subsidy payable to plan sponsors equal to 28% of certain prescription drug benefits payable to Medicare-eligible retirees. The subsidy is available only to an employer that sponsors a retiree medical plan that includes a prescription drug benefit that is at least as valuable as (i.e., actuarially equivalent to) the new Medicare coverage. The subsidy is not subject to Federal income tax.

      Clarifying regulations are expected to be issued by the Centers for Medicare and Medicaid Services to address the interpretation and determination of actuarial equivalency under MMA. In accordance with the provisions of FSP No. 106-2, management and its actuarial advisors will re-evaluate actuarial equivalency as new information about its interpretation or determination becomes available. Management and its actuarial advisors have not as yet been able to conclude whether the prescription drug benefits provided under AXA Financial's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years. Consequently, measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for these plans at and for the periods ended June 30, 2005 do not reflect any amount associated with enactment of MMA, including the subsidy.

4)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year............................................... $       11.8        $      20.5
      Additions charged to income...............................................           .7                2.8
      Deductions for writedowns and asset dispositions..........................          (.6)              (4.7)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       11.9        $      18.6
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       11.9        $      18.1
        Equity real estate......................................................          -                   .5
                                                                                 ---------------     ---------------
      Total..................................................................... $       11.9        $      18.6
                                                                                 ===============     ===============

      For the second quarter and first half of 2005 and of 2004, investment income is shown net of investment expenses of $70.3 million, $44.2 million, $139.7 million and $88.6 million, respectively.

      As of June 30, 2005 and December 31, 2004, fixed maturities classified as available for sale had amortized costs of $37,347.6 million and $37,168.0 million. Also at June 30, 2005 and December 31, 2004, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $135.3 million and $118.0 million and costs of $126.4 million and $107.8 million and other equity securities with carrying values of $78.2 million and $51.3 million and costs of $76.5 million and $49.4 million.

      In the second quarter and first half of 2005 and of 2004, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $1.9 million, $.9 million, $(1.4) million and $4.2 million were included in net investment income in the consolidated statements of earnings.

      For the first half of 2005 and of 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,360.4 million and $2,511.0 million, respectively. Gross gains of $24.2 million and $35.3 million and gross losses of $12.1 million and $7.4 million were realized on these sales for the first half of 2005 and of 2004, respectively. Unrealized net investment gains (losses) related to fixed maturities classified as available for sale increased by $41.6 million during the first half of 2005, resulting in a balance of $2,173.1 million at June 30, 2005.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                   JUNE 30,          December 31,
                                                                                     2005                2004
                                                                                ---------------    -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with investment valuation allowances............   $      89.0        $      94.3
      Impaired mortgage loans without investment valuation allowances.........          12.9               22.6
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         101.9              116.9
      Investment valuation allowances.........................................          11.9               11.8
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $      90.0        $     105.1
                                                                                ===============    =================

      During the first half of 2005 and 2004, respectively, AXA Financial's average recorded investment in impaired mortgage loans was $114.5 million and $176.3 million. Interest income recognized on these impaired mortgage loans totaled $3.5 million and $6.1 million for the first half of 2005 and 2004, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to the point that the collection of interest is considered likely. At June 30, 2005 and December 31, 2004, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $83.0 million and $79.2 million.

5)    CLOSED BLOCKS

      The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in Accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial has developed an actuarial calculation of the expected timing of AXA Equitable's Closed Block earnings. Further, in connection with the acquisition of MONY, AXA Financial had developed an actuarial calculation of the expected timing of MONY Life's Closed Block earnings as of July 1, 2004.

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

      AXA EQUITABLE CLOSED BLOCK

      Summarized financial information for the AXA Equitable Closed Block is as follows:

                                                                                 JUNE 30,           December 31,
                                                                                   2005                 2004
                                                                             -----------------    -----------------
                                                                                         (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....  $     8,893.1        $     8,911.5
      Policyholder dividend obligation.....................................          255.6                264.3
      Other liabilities....................................................          141.8                122.1
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        9,290.5              9,297.9
                                                                             -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,546.3 and $5,488.6)..........................        5,888.5              5,823.2
      Mortgage loans on real estate........................................        1,013.5              1,098.8
      Policy loans.........................................................        1,309.7              1,322.5
      Cash and other invested assets.......................................          135.6                 37.1
      Other assets.........................................................          175.5                187.0
                                                                             -----------------    -----------------
       Total assets designated to the Closed Block.........................        8,522.8              8,468.6
                                                                             -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          767.7                829.3

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $30.3 and $24.6 and policyholder dividend obligation
           of $255.6 and $264.3............................................           56.3                 45.7
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       824.0        $       875.0
                                                                             =================    =================

      AXA Equitable's Closed Block revenues and expenses were as follows:

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2005             2004              2005              2004
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income...............  $      115.2     $      119.7      $      230.2      $     242.3
      Net investment income...................         132.8            136.0             264.7            277.8
      Investment gains, net...................           3.5              3.4              11.7             16.5
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         251.5            259.1             506.6            536.6
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         216.0            224.5             426.4            437.8
      Other operating costs and expenses......            .8               .7               1.8              1.8
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         216.8            225.2             428.2            439.6
                                                ---------------  ----------------  ---------------   ---------------


      Net revenues before income taxes........          34.7             33.9              78.4             97.0
      Income tax expense......................         (12.1)           (12.2)            (27.4)           (34.5)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       22.6     $       21.7      $       51.0      $      62.5
                                                ===============  ================  ===============   ===============


      Reconciliation of the AXA Equitable policyholder dividend obligation is as follows:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                -------------------------------------
                                                                                        2005                  2004
                                                                                ----------------     ----------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year.............................................   $     264.3          $     242.1
      Unrealized investment losses ...........................................          (8.7)               (91.4)
                                                                                ----------------     ----------------
      Balances, End of Period.................................................   $     255.6          $     150.7
                                                                                ================     ================

      MONY LIFE CLOSED BLOCK
      ----------------------

      Summarized financial information for the MONY Life Closed Block follows:

                                                                                  JUNE 30,          December 31,
                                                                                    2005                2004
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES
      Future policy benefits, policyholders' account balances and other......  $     7,346.8      $      7,360.9
      Policyholder dividend obligation.......................................          270.1               250.8
      Other liabilities......................................................           22.8                28.7
                                                                              -----------------  -------------------
      Total Closed Block liabilities.........................................        7,639.7             7,640.4
                                                                              -----------------  -------------------


      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities available for sale, at fair value
         (amortized cost $4,336.4 and $4,338.0)..............................        4,461.9             4,440.9
      Mortgage loans on real estate..........................................          537.2               592.5
      Policy loans...........................................................        1,011.9             1,025.0
      Cash and other invested assets.........................................          180.4                91.1
      Other assets...........................................................          182.6               197.1
                                                                              -----------------  -------------------
      Total assets designated to the Closed Block............................        6,374.0             6,346.6
                                                                              -----------------  -------------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................        1,265.7             1,293.8
      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains,
            net of policyholder dividend obligation of $125.4 and $102.9.....            -                   -
                                                                              -----------------  -------------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities..............................................  $     1,265.7      $      1,293.8
                                                                              =================  ===================

      MONY Life Closed Block revenues and expenses follow:

                                                                                THREE MONTHS         SIX MONTHS
                                                                                   ENDED               ENDED
                                                                               JUNE 30, 2005       JUNE 30, 2005
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      REVENUES:
      Premiums and other income..............................................  $       102.0      $        199.0
      Investment income (net of investment expenses of $1.5 and $2.7)........           84.9               167.6
      Investment (losses) gains, net.........................................           (1.5)               (1.2)
                                                                              -----------------  -------------------
      Total revenues.........................................................          185.5               365.4
                                                                              -----------------  -------------------

      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends..................................          163.3               320.6
      Other operating costs and expenses.....................................             .6                 1.5
                                                                              -----------------  -------------------
         Total benefits and other deductions.................................          163.9               322.1
                                                                              -----------------  -------------------

      Net revenues before income taxes.......................................           21.7                43.3
      Income tax expense.....................................................           (7.6)              (15.2)
                                                                              -----------------  -------------------
      Net Revenues...........................................................  $        14.1      $         28.1
                                                                              =================  ===================

      Reconciliation of the MONY Life policyholder dividend obligation follows:

                                                                                      SIX MONTHS
                                                                                  ENDED JUNE 30, 2005
                                                                                ------------------------
                                                                                     (IN MILLIONS)
      Balance, beginning of year..............................................    $          250.8
      Applicable to net revenues .............................................                (3.2)
      Unrealized investment gains, net........................................                22.5
                                                                                ------------------------
      Balance, End of Period..................................................    $          270.1
                                                                                ========================

6)    OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:

                                                                                JUNE 30,           December 31,
                                                                                  2005                 2004
                                                                            -----------------    -----------------
                                                                                        (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $807.6 and $643.6)..............................  $       859.4        $       702.1
      Equity real estate...................................................          189.2                190.1
      Mortgage loans on real estate........................................           13.4                 21.4
      Other equity investments.............................................            4.0                  4.4
      Other invested assets................................................             .2                   .3
                                                                            -----------------    -----------------
        Total investments..................................................        1,066.2                918.3
      Cash and cash equivalents............................................            -                  150.2
      Other assets.........................................................           16.5                 33.3
                                                                            -----------------    -----------------
      Total Assets.........................................................  $     1,082.7        $     1,101.8
                                                                            =================    =================
      Policyholders liabilities............................................  $       830.4        $       844.6
      Allowance for future losses..........................................          116.9                132.7
      Other liabilities....................................................          135.4                124.5
                                                                            -----------------    -----------------
      Total Liabilities....................................................  $     1,082.7        $     1,101.8
                                                                            =================    =================

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2005              2004             2005              2004
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.9, $4.3, $9.5
        and $8.6).............................. $       17.5      $      17.2      $       33.8      $       34.5
      Investment (losses) gains, net...........          (.1)              .8               (.2)              3.3
                                                ---------------    --------------  ---------------   ---------------
      Total revenues...........................         17.4             18.0              33.6              37.8
                                                ---------------   ---------------    -------------   ---------------
      Benefits and other deductions............         21.5             24.6              42.7              50.3
      Losses charged to the allowance for
        future losses..........................         (4.1)            (6.6)             (9.1)            (12.5)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings from
         releasing the allowance for
        future losses..........................           .2              1.8               -                 5.0
      Income tax expense.......................          (.1)             (.6)              -                (1.7)
                                                ---------------   ---------------  ---------------   ---------------
      Income from Other Discontinued
         Operations............................ $         .1      $       1.2      $        -        $        3.3
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

      Management believes the allowance for future losses at June 30, 2005 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.


7)    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

      A) Variable Annuity Contracts - GMDB and GMIB
      ---------------------------------------------

      AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB and GMIB features in-force that guarantee either:

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2005:

                                                                GMDB                GMIB            TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2004.......................   $       68.5       $      117.7       $       186.2
        Paid guarantee benefits..........................          (22.2)               -                 (22.2)
        Other changes in reserve.........................           47.9               59.3               107.2
                                                           ----------------   -----------------  -----------------
      Balance at June 30, 2005...........................   $       94.2       $      177.0       $       271.2
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (IN MILLIONS)

      Balance at December 31, 2004.......................   $        9.3
        Paid guarantee benefits ceded....................           (6.1)
        Other changes in reserve.........................           13.8
                                                           --------------------
      Balance at June 30, 2005...........................   $       17.0
                                                           ====================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The June 30, 2005 values for those variable annuity contracts currently in-force with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                 RETURN
                                                   OF
                                                PREMIUM      RATCHET         ROLL-UP         COMBO          TOTAL
                                            -------------  ------------   ------------   ------------   -----------
                                                                      (DOLLARS IN MILLIONS)
      GMDB:
      -----
        Account values invested in:
           General Account...............   $   12,098     $      626     $      124     $        537   $    13,385
           Separate Accounts.............   $   19,870     $    8,098     $    7,693     $     12,435   $    48,096
        Net amount at risk, gross........   $    1,066     $      937     $    2,030     $        120   $     4,153
        Net amount at risk, net of
          amounts reinsured..............   $    1,063     $      687     $    1,235     $         92   $     3,077
        Average attained age of
          contractholders................         50.0           60.5           63.0             60.5          52.7
        Percentage of contractholders
          over age 70....................          7.8%          19.5%          29.6%            20.5%         11.3%
        Range of guaranteed minimum
          return rates...................           N/A           N/A           3%-6%            3%-6%          N/A

      GMIB:
      -----
        Account values invested in:
           General Account...............           N/A           N/A     $       35     $        718   $       753
           Separate Accounts.............           N/A           N/A     $    5,644     $     16,768   $    22,412
        Net amount at risk, gross........           N/A           N/A     $      654     $        -     $       654
        Net amount at risk, net of
          amounts reinsured..............           N/A           N/A     $      167     $        -     $       167
        Weighted average years
          remaining until earliest
          annuitization..................           N/A           N/A            3.6              9.1           7.3
        Range of guaranteed minimum
          return rates...................           N/A           N/A           3%-6%            3%-6%          N/A

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                    JUNE 30,         December 31,
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity...............................................................    $   34,504        $    34,574
         Fixed income.........................................................         4,841              4,713
         Balanced.............................................................         6,953              5,415
         Other................................................................         1,798              1,678
                                                                                 ----------------  ------------------
         Total................................................................    $   48,096        $    46,380
                                                                                 ================  ==================

      GMIB:
         Equity...............................................................    $   15,136        $    14,453
         Fixed income.........................................................         2,588              2,463
         Balanced.............................................................         4,052              2,772
         Other................................................................           636                569
                                                                                 ----------------  ------------------
         Total................................................................    $   22,412        $    20,257
                                                                                 ================  ==================

      C) Hedging Programs for GMDB and GMIB Features
         -------------------------------------------

      In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At June 30, 2005, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $24,034 million and $112 million, respectively, with the GMDB feature and $10,044 million and zero, respectively, with the GMIB feature.

      Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133. Therefore, SFAS No. 133 requires gains or losses on the futures contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

      D)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse
          ------------------------------------------------------------------
          Guarantee
          ---------

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

      The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                 DIRECT           REINSURANCE
                                                               LIABILITY             CEDED                NET
                                                            -----------------   -----------------   -----------------
                                                                                 (IN MILLIONS)
      Balance at December 31, 2004.......................    $        21.0       $        -          $       21.0
        Other changes in reserve.........................              6.2                -                   6.2
                                                            -----------------   -----------------   -----------------
      Balance at June 30, 2005...........................    $        27.2       $        -          $       27.2
                                                            =================   =================   =================


8) EMPLOYEE BENEFIT PLANS

   AXA Financial sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.

   Components of net periodic pension expense (credit) for the qualified and non-qualified plans follow:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------- --------------------------------
                                                          2005             2004            2005             2004
                                                     ---------------  --------------- ---------------  ---------------
                                                                              (IN MILLIONS)
       Service cost.................................  $       14.1     $       10.8    $        28.1    $       22.0
       Interest cost on projected benefit
         obligation.................................          44.2             37.1             88.5            73.9
       Expected return on assets....................         (51.3)           (43.3)          (102.5)          (85.5)
       Net amortization and deferrals...............          22.8             17.3             45.6            39.7
                                                     ---------------  --------------- ---------------  ---------------
       Net Periodic Pension Expense.................  $       29.8     $       21.9    $        59.7    $       50.1
                                                     ===============  =============== ===============  ===============

      AXA Financial provides certain postretirement benefits for qualifying employees, managers and agents retiring from AXA Financial.

      Components of net postretirement benefits costs follow:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------- --------------------------------
                                                          2005             2004            2005             2004
                                                     ---------------  --------------- ---------------  ---------------
                                                                              (In Millions)
       Service cost.................................  $        1.9     $        1.0    $         4.0    $        2.4
       Interest cost on accumulated postretirement
          benefit obligation........................           9.7              8.0             19.3            16.8
       Net amortization and deferrals...............           2.1              (.2)             4.2             2.7
                                                     ---------------  --------------- ---------------  ---------------
       Net Periodic Postretirement Benefits Costs...  $       13.7     $        8.8    $        27.5    $       21.9
                                                     ===============  =============== ===============  ===============

      AXA Financial sponsors a postemployment health and life insurance continuation plan for disabled former employees.

      Components of net postemployment benefits costs follow:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------- --------------------------------
                                                          2005             2004            2005             2004
                                                     ---------------  --------------- ---------------  ---------------
                                                                              (IN MILLIONS)
       Service cost.................................  $        1.3     $        2.3    $         3.0    $        4.7
       Interest cost projected benefit obligation...            .5               .8              1.0             1.5
                                                     ---------------  --------------- ---------------  ---------------
       Net Periodic Postemployment Benefits
          Costs.....................................  $        1.8     $        3.1    $         4.0    $        6.2
                                                     ===============  =============== ===============  ===============

9)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into AXA Financial, Inc. (the legal entity), certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $86.1 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. AXA Financial recorded a decrease in the Stock Appreciation Rights liability of $8.7 million and $5.5 million for the second quarter of 2005 and 2004, and an increase of $.2 million and $3.2 million for the first half of 2005 and 2004, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the changes in the market value of AXA ADRs for the periods then ended. At June 30, 2005, the Stock Appreciation Rights liability was $30.0 million.


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

      In EMERALD, in July 2005, EMERALD filed a motion for summary judgment on liability for three of its claims.

      In MAHOLTRA, in March 2005, the District Court granted defendants' motion to dismiss the second amended complaint, but permitted one of the plaintiffs leave to file a third amended complaint. In August 2005, the case was settled on an individual basis.

      In DH2, in April 2005, DH2 filed a Second Amended Complaint, which alleges claims substantially similar to those included in the original amended complaint. In June 2005, defendants moved to dismiss the Second Amended Complaint. In August 2005, DH2 filed opposition to the motion.

      In HIRT, in April 2005, the Court denied the cross motions for summary judgment without prejudice. In July 2005, the parties refiled cross motions for summary judgment, and an evidentiary hearing was held in August 2005 on one of the claims.

      In BERGER, in May 2005, the Court granted AXA Equitable's motion for summary judgment and dismissed the remaining claim of violation of ERISA. In May 2005, the plaintiffs filed an appeal to the 7th Circuit Court of Appeals.

      In WIGGENHORN, in April 2005, the U.S. Court of Appeals for the Seventh Circuit ruled in favor of Putnam Funds in the case in which AXA Financial is not a party. Based upon this decision, in April 2005, AXA Equitable filed a motion to either grant or to set a briefing on its motion to dismiss. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint.

      In GOSHEN, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals. In June 2005, the Court of Appeals denied plaintiffs' motion.

      In MCLEAN, in April 2005, claims of the individual Illinois plaintiffs (Brown) were settled and their case has been dismissed. In June 2005, the court denied a motion for reargument filed by the putative class representatives in May 2005 related to a dismissal of their case in November 2003. In July 2005, plaintiffs filed a notice of appeal.

      In ECKERT, in April 2005, one of the plaintiffs was granted the right to intervene and filed a complaint entitled Cerra v. The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York with the same allegations as in ECKERT. The defendants moved to dismiss plaintiff's complaint in May 2005. In August 2005, the case was settled on an individual basis.

      In June 2005, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD, and paid a $900,000 fine, to resolve charges related to its receipt of directed brokerage fees from certain mutual fund companies during the period 2001 through the date of discontinuance of the practice in late 2003.

      ALLIANCE LITIGATION
      -------------------

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

      In JAFFE, in May 2005, the court granted defendants' motion and dismissed the case.

      In February 2004, Alliance received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests require Alliance to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. Alliance responded to the Information Requests and has been cooperating fully with the investigation. In April 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. ("WVAG COMPLAINT") was filed against Alliance, Alliance Holding, and various other defendants not affiliated with Alliance. The WVAG COMPLAINT was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG COMPLAINT makes factual allegations generally similar to those in the HINDO COMPLAINT. In May 2005, defendants removed the WVAG COMPLAINT to the United States District Court for the Northern District of West Virginia. In July 2005, plaintiff moved to remand. That motion is pending.

      In connection with its market timing-related matters (other than the WVAG COMPLAINT), Alliance recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. Alliance paid $4 million during second quarter 2005 and has cumulatively paid $307 million related to these matters.

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

      In the AUCOIN COMPLAINT, in February 2005, plaintiffs filed a consolidated amended class action complaint ("AUCOIN CONSOLIDATED AMENDED COMPLAINT") that asserts claims substantially similar to the AUCOIN COMPLAINT and nine additional lawsuits that also make factual allegations substantially similar to those in the AUCOIN COMPLAINT. In April 2005, defendants moved to dismiss the AUCOIN CONSOLIDATED AMENDED COMPLAINT. That motion is pending.

      In connection with proof of claim-related matters, in April 2005, the court signed an order dismissing the DAVIDSON COMPLAINT with prejudice. Plaintiffs have not exercised their limited right to re-open the case within 90 days of the order.

      In July 2005, the NASD notified Sanford C. Bernstein & Co., LLC, a wholly-owned subsidiary of Alliance ("SCB LLC") and an SCB LLC research analyst that the NASD enforcement staff was recommending that enforcement actions be commenced against SCB LLC and the analyst (this notification typically is called a "Wells Notice"). The analyst had written research reports that announced the suspension of SCB LLC's and the analyst's coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities. Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities. The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts.

      In July 2005, the NYSE issued a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions. For SCB LLC, this issue was the result of a coding problem in an electronic reporting system. That problem was corrected in 2003.

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2004, the ultimate resolution of the litigations described above involving AXA Financial should not have a material adverse effect on the consolidated financial position of AXA Financial. Except as previously noted,
                                      -20-
      management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above or in AXA Financial's Notes to Consolidated Financial Statements for the year ended December 31, 2004 will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

      In addition to the matters previously reported and those described above, AXA Financial is involved in various legal actions and proceedings in connection with its businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.


12)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                 ---------------------------------  ----------------------------------
                                                      2005              2004             2005              2004
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (IN MILLIONS)
       SEGMENT REVENUES:
       Financial Advisory/Insurance............  $    2,012.7      $   1,335.6      $    4,126.2      $   2,796.9
       Investment Management...................         781.7            736.7           1,531.9          1,486.0
       Consolidation/elimination...............         (25.6)           (20.8)            (51.4)           (41.1)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    2,768.8      $   2,051.5      $    5,606.7      $   4,241.8
                                                 ===============   ===============  ===============   ================

       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES
          AND MINORITY INTEREST:
       Financial Advisory/Insurance............  $      329.6      $     272.5      $      647.8      $     545.8
       Investment Management...................         201.0            145.4             357.0            307.8
       Consolidation/elimination...............           -                (.5)              -                (.5)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Income Taxes
          and Minority Interest................  $      530.6      $     417.4      $    1,004.8      $     853.1
                                                 ===============   ===============  ===============   ================

                                                                                     JUNE 30,         December 31,
                                                                                       2005               2004
                                                                                  ----------------  ------------------
                                                                                             (IN MILLIONS)
       ASSETS:
       Financial Advisory/Insurance............................................    $  133,647.2      $   131,432.7
       Investment Management...................................................        15,113.4           14,575.4
       Consolidation/elimination...............................................          (187.1)              19.9
                                                                                  ----------------  ------------------
       Total Assets............................................................    $  148,573.5      $   146,028.0
                                                                                  ================  ==================


13)   STOCK-BASED COMPENSATION

      AXA Financial accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Compensation expense is not reflected in the statement of earnings for options granted under AXA's and AXA Financial's stock incentive plans as all had an exercise price equal to the market value of the underlying common stock on the date of the grant and vest solely with the passage of time. The following table illustrates the effect on net income had compensation expense as related to options awarded under those plans been determined based on SFAS No. 123's fair value based method:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                               -----------------------------------  --------------------------------
                                                     2005               2004             2005             2004
                                               -----------------   ---------------  ----------------   -------------
                                                                          (IN MILLIONS)
      Net earnings as reported...............  $  297.7            $  299.0         $    574.1         $  529.7
       Less: Total stock-based employee
         compensation expense determined
         under fair value method for all
         awards, net of income tax benefit...      (6.9)               (4.5)             (12.6)           (12.0)
                                               -----------------   ---------------  ----------------   -------------
      Pro Forma Net Earnings.................  $  290.8            $  294.5         $    561.5         $  517.7
                                               =================   ===============  ================   =============


14)   COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) for second quarter 2005 and 2004 and the first half of 2005 and of 2004 are as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2005              2004             2005              2004
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      Net earnings............................. $      297.6      $     299.0      $      574.1      $      529.7
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....        303.1           (613.3)             10.7            (360.8)
      Cumulative effect of accounting
         changes ..............................          -                -                 -                12.4
      Minimum pension liability adjustment.....          -                -                 -                 -
                                                ---------------   ---------------  ---------------   ---------------
      Other comprehensive income (loss)........        303.1           (613.3)             10.7            (348.4)
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income (Loss).............. $      600.7      $    (314.3)     $      584.8      $      181.3
                                                ===============   ===============  ===============   ===============


15)   DISCONTINUED INVESTMENT BANKING AND BROKERAGE SEGMENT

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

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial that follows should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and the information discussed under Forward-Looking Statements and Risk Considerations included in this Form 10-Q, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in AXA Financial's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").


CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net earnings for AXA Financial were $574.1 million for the first half of 2005, an increase of $44.4 million over the first half of 2004. Net earnings for the 2004 period included a $53.2 million net gain related to a reduction of certain state tax liabilities associated with the 2000 sale of Donaldson, Lufkin and Jenrette, Inc., reported as discontinued operations, and a $4.0 million charge related to the adoption as of January 1, 2004 of SOP 03-1. Net earnings for the first half of 2005 did not include any earnings or losses from discontinued operations.

Earnings from continuing operations were $574.1 million for the first half of 2005, an increase of $96.9 million over the first half of 2004. Earnings from continuing operations for the first half of 2005 included approximately $78 million (after income taxes) related to the incremental impact of the MONY Companies' operations acquired on July 7, 2004. The incremental impact of the MONY Companies' operations included management's estimate of the expense savings of the Financial Advisory/Insurance segment resulting from the integration of MONY's operations and excluded the cost of funding the acquisition.

Earnings from continuing operations before income taxes and minority interest were $1.00 billion for the first six months of 2005, an increase of $151.7 million from the year earlier period. The $102.0 million increase in the Financial Advisory/Insurance segment was primarily due to the contribution of MONY Companies as discussed above. The references to the MONY Companies in the explanations in the Management Narrative, below, reflect the contribution of the MONY Companies to the consolidated results on a legal entity basis. The Investment Management segment's earnings were $49.2 million higher when compared to the first half of 2004 and included the $12.5 million gain from Alliance's second quarter 2005 sale of its cash management business to Federated.

Revenues. In the first six months of 2005, revenues increased $1.35 billion to $5.61 billion. Both segments posted increases: $1.33 billion for the Financial Advisory/Insurance segment, $1.08 billion of which was due to the MONY Companies, and $30.9 million for the Investment Management segment.

Premiums increased by $345.3 million to $807.2 million for the first six months of 2005 with the MONY Companies' premiums totaling $346.5 million in the first six months of 2005. Policy fee income was $995.8 million, $248.7 million higher than the first six months of 2004, with the MONY Companies contributing $99.5 million. When that contribution is excluded, the remaining $149.2 million policy fee income increase was primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income increased $355.8 million to $1.63 billion of which $338.1 million relates to the MONY Companies' investment income in the first six months of 2005. When this income is excluded, the remaining $17.7 million increase was primarily the result of $14.5 million in net investment income related to derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts as compared to $28.7 million of losses on derivatives in the comparable 2004 period partially offset by lower income on AXA Equitable's investment portfolio. While total investment assets grew by approximately $763.2 million from June 30, 2004, AXA Equitable's investment income on its portfolio decreased due to lower yields on the fixed maturity portfolio, lower prepayment fees and lower income on other equity investments.

Investment gains totaled $57.7 million in the first six months of 2005, as compared to $57.5 million in the first six months of 2004 as the $17.6 million higher gains in the Investment Management segment were offset by $17.4 million lower gains in the Financial Advisory/Insurance segment. The higher gains for the Investment Management segment were primarily due to the gain on the sale of Alliance's cash management business to Federated in second quarter 2005. When the $10.8 million of MONY Companies related investment gains are excluded, the $28.2 million decline in the Financial Advisory/Insurance segment's investment gains resulted from $10.2 million lower gains from sales of fixed maturity securities and the absence of $25.0 million of gains on the sale of other equity investments in the first six months of 2004 partially offset by lower writedowns on AXA Equitable's General Account fixed maturities, $13.6 million in the first six months of 2005 as compared to $20.3 million in the first six months of 2004.

Commissions, fees and other income increased $399.9 million to $2.11 billion with higher income in both the Financial Advisory/Insurance and the Investment Management segments. The Financial Advisory/Insurance segment increase of $393.6 million in the first six months of 2005 included the MONY Companies' addition of $282.7 million. Of the remaining $110.9 million of the Financial Advisory/Insurance increase, $59.1 million was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base. Additionally, $76.2 million of the increase was due to the change in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. The increase in fair value for the first six months of 2005 was $84.2 million as compared to $8.0 million in the first six months of 2004. The Investment Management segment's $7.5 million increase was principally due to $47.2 million higher investment advisory and services fees, including higher performance fees, partially offset by $22.6 million lower distribution revenues and $10.7 million shareholder servicing fees at Alliance.

Benefits and Other Deductions. Total benefits and other deductions increased $1.20 billion with increases of $1.23 billion reported in the Financial Advisory/Insurance segment being partially offset by an $18.3 million decrease in the Investment Management segment. The MONY Companies' total benefits and other deductions in the first six months of 2005 were $982.2 million.

Policyholders' benefits were $1.46 billion in the first six months of 2005, a $551.8 million increase from the first six months of 2004, of which $493.4 million was due to the MONY Companies. The net increase, when the MONY Companies' impact is excluded, principally resulted from higher GMDB/GMIB benefits and reserves due to the growth in business and higher benefits and reserves in the reinsurance assumed product line partially offset by lower individual life death claims.

The $76.0 million increase in interest credited to policyholders' account balances to $587.9 million in the first six months of 2005 was due to the $52.2 million of interest credited for MONY Companies in the first six months of 2005. When the MONY Companies' amount is excluded, interest credited increased $23.8 million as the impact of lower crediting rates was more than offset by higher policyholder account balances.

Total compensation and benefits increased $266.4 million to $1.20 billion in the first six months of 2005 principally due to a $208.4 million increase for the Financial Advisory/Insurance segment, $184.4 million of which was attributed to the MONY Companies. When the MONY Companies' compensation and benefits amount in the first six months of 2005 is excluded, the $24.0 million increase for the Financial Advisory/Insurance segment was primarily due to higher employee and agents salaries, an increase in taxes and benefits principally related to FICA tax and agents benefits and temporary staff costs related to MONY integration activities partially offset by the $2.2 million change related to changes in the Stock Appreciation Rights liability. The $57.9 million increase for the Investment Management segment resulted from Alliance's higher incentive compensation due to higher earnings, higher base compensation and fringe benefits due to annual merit increases and higher commission expense primarily due to higher sales volume.

For the first six months of 2005, commissions in the Financial
Advisory/Insurance segment totaled $536.4 million, an increase of $144.1 million from the first six months of 2004, principally due to the $124.5 million of MONY Companies' commissions in the first six months of 2005, higher sales of life and annuity products and higher asset-based commissions.

There was a $27.1 million decrease in distribution plan payments by Alliance largely due to the sale of the cash management services unit in second quarter 2005.

Amortization of deferred sales commissions totaled $71.0 million for the first half of 2005, $24.2 million lower than in the 2004 period as a result of lower back-end load shares sales.

Interest expense totaled $132.7 million in the first six months of 2005, a $36.5 million increase from the $96.2 million in the prior year's comparable period. The increase was principally related to debt incurred and assumed in connection with the MONY acquisition in third quarter 2004 and the purchase of AXA ADR call options and Alliance Units in fourth quarter 2004.

DAC and VOBA amortization increased to $340.6 million in the first six months of 2005, up $160.3 million from the comparable 2004 period, including the $38.6 million attributed to the MONY Companies in the 2005 period. When the MONY Companies' impact is excluded, the remaining $121.7 million increase in amortization was principally due to higher current margins in products that are DAC reactive, and lower favorable DAC unlocking in 2005 compared to 2004. In 2004, DAC unlocking resulted from the recognition of higher estimated future margins driven by higher fees related to variable life insurance and annuity contracts. In 2005, DAC unlocking related primarily to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon the completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2005 than in 2004.

DAC capitalization totaled $635.8 million, an increase of $152.7 million from $483.1 million reported in the first six months of 2004. When the $80.5 million in MONY Companies' DAC capitalization in the first six months of 2005 is excluded, the $72.2 million increase in the 2005 period primarily resulted from higher sales of interest sensitive life products and variable annuities.

The increases in rent expense and amortization of intangible assets of $27.0 million and $8.5 million, respectively, in the first six months of 2005 were principally due to the related MONY Companies totals of $26.0 million and $7.4 million for those expense categories in the 2005 period.

The $131.6 million increase in other operating costs and expenses was due to Financial Advisory/Insurance segment, with the MONY Companies accounting for $115.9 million of the segment's $165.9 million increase in the first six months of 2005. When the MONY Companies portion is excluded, the remaining $50.0 million increase in the Financial Advisory/Insurance segment was principally due to higher technology and software costs, higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances, and higher travel expenditures. The $32.7 million decrease in the Investment Management segment's other operating expenses to $224.8 million in the first half of 2005 was primarily due to lower losses on disposal of fixed assets and lower legal expenses partially offset by higher costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first six months of 2005 were $7.72 billion, an increase of $930.1 million from the comparable 2004 period while total first year premiums increased $397.5 million to $4.89 billion in the first six months of 2005. The MONY Companies' total and first year premiums and deposits for these product lines were $845.6 million and $319.0 million, respectively, in the first six months of 2005. When the MONY Companies' totals are excluded from the comparison, first year premiums and deposits for the life products increased $21.5 million due to higher sales in the retail channel while the annuity lines' premiums and deposits increased $55.8 million primarily due to higher sales in both the retail and wholesale distribution channels. There was a $871.9 million increase to $2.70 billion in mutual fund and fee based assets sales in the first six months of 2005, of which $766.6 million was attributed to the MONY Companies.

Surrenders and Withdrawals. Surrenders and withdrawals increased, from $2.91 billion in the first six months of 2004 to $3.76 billion for the first six months of 2005 with $475.3 million of the increase attributed to the MONY Companies. When this amount is excluded, there was an increase of $371.2 million as decreases of $62.2 million and $5.2 million reported for the variable and interest-sensitive life and traditional life insurance lines, respectively, were more than offset by a $438.6 million increase in individual annuities surrenders and withdrawals. When the MONY Companies' impact is excluded, the annualized annuities surrender rate increased to 8.4% in the first six months of 2005 from 8.1% in the first six months of 2004. The individual life surrender rates decreased to 4.1% from 4.7% for the same respective periods. The individual life surrender rate was higher in the first six months of 2004 principally due to the surrender of a single large COLI contract. When the effect of this surrender is excluded, the life surrender rate for the first six months of 2004 was 4.2%. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                              JUNE 30,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
Third party..................................................................... $    452,186        $   423,902
General Account and other.......................................................       54,796             41,446
Insurance Group Separate Accounts...............................................       67,919             56,405
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    574,901        $   521,753
                                                                                 ===============     ===============


Third party assets under management at June 30, 2005 increased $28.28 billion primarily due to increases at Alliance. General Account and other assets under management increased $13.35 billion from the total reported for the first six months of 2004, of which $12.68 billion is attributable to the MONY Companies. When the $4.63 billion of MONY Companies' Separate Account assets are excluded, the remaining $6.88 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

Alliance assets under management at the end of the first six months of 2005 totaled $516.0 billion as compared to $482.2 billion at June 30, 2004 as market appreciation and net inflows of $47.4 million, $10.2 million and $5.7 million in the Institutional Investment Management, Private Client and Retail distribution channels, respectively, were offset by the $29.5 million in net asset outflows resulting from the sale of Alliance's cash management services. Non-US clients accounted for 28.3% of the June 30, 2005 total.

During June 2005, Alliance and Federated completed the transaction under which Federated acquired Alliance's cash management services. In the transaction, $19.6 billion in assets under management from 22 of its third-party distributed money market funds were transitioned into Federated money market funds. The transaction included an initial cash payment of $25.0 million received prior to June 30, 2005, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment. In the first six months of 2005, Alliance recognized a $12.5 million pre-tax net gain from this transaction.


LIQUIDITY AND CAPITAL RESOURCES

AXA Financial, Inc. (the Legal Entity). AXA Financial paid no cash dividends to AXA in the first half of 2005 or 2004.

During the first half of 2005 and 2004, respectively, AXA Financial purchased 309,435 and 302,481 AXA ADRs for approximately $8.0 million and $6.7 million. These shares were used for AXA Financial's restricted stock plan.

AXA Equitable. In the second quarters of 2005 and 2004, AXA Equitable paid cash dividends of $250.0 million.

At June 30, 2005, AXA Equitable had no short-term debt, commercial paper or borrowings under the revolving credit facility outstanding.

Alliance. For the six months ended June 30, 2005 and 2004, respectively, cash flows included inflows of $27.5 million and $33.2 million representing proceeds from the exercise of options for Alliance Units offset by outflows related to purchases of Alliance Units totaling $6.9 million and $38.4 million by subsidiaries of Alliance to fund deferred compensation plans. Capital expenditures at Alliance were $46.7 million in the first six months of 2005 compared to $16.8 million in the comparable 2004 period. Available cash flow for cash distributions from Alliance totaled $357.9 million and $231.9 million for the first six months of 2005 and 2004, respectively. As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, Alliance made no cash distributions in first quarter 2004.

At June 30, 2005, Alliance had $7.9 million of short-term debt outstanding; there were no amounts outstanding under either its commercial paper program or its revolving credit facility.

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

Increased volatility of equity markets can impact profitability of the Financial Advisory/Insurance and Investment Management segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and/or other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance or hedging) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts and equity-traded futures contracts as part of hedging programs for GMDB/GMIB features.

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

Other Risks of the Financial Advisory/Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of AXA Financial's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; the impact of changes in regulatory requirements or enforcement policies; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of AXA Equitable, MONY Life and MLOA; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the Insurance Group's business may be adversely affected to the extent that some or all of the third-party firms that distribute the Insurance Group's products face heightened regulatory scrutiny and/or increased regulation, particularly in connection with the types of products issued by the Insurance Group. In this regard, regulators in Massachusetts have recently taken action against subsidiaries of two banking organizations which are not part of AXA Financial in connection with the sale of annuities to senior citizens.

In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent years' legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K.

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, including those from the integration of the businesses of AXA Financial and the MONY Companies; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) '04; AXA Financial's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and/or other guaranteed features; the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC and VOBA amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. In establishing the amount of the liabilities and reserves of the Insurance Group associated with the risks assumed in connection with reinsurance pools and arrangements, the Insurance Group relies on the accuracy and timely delivery of data and other information from ceding companies.

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

Payments of sales commissions by Alliance to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. Contingent deferred sales charges ("CDSC") cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $213.8 million at June 30, 2005. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system, net of CDSC received of $11.5 million and $19.2 million, totaled approximately $30.4 million and $24.6 million during the six months ended June 30, 2005 and 2004, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of June 30, 2005, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

Equity markets increased by approximately 1% during the three months ended June 30, 2005 and decreased by approximately 1% during the six months ended June 30, 2005, as measured by the change in the Standard & Poor's 500 Stock Index. Fixed income markets increased by approximately 3% during both the three and six months ended June 30, 2005 as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with Alliance's fund rationalization program, was approximately 27.4% and 26.5% during the three and six month periods ended June 30, 2005, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and the results of operations and financial position of AXA Financial and such insurance subsidiaries and related companies could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state attorneys general and insurance and securities regulators, could result in adverse publicity, sanctions and fines. In the last year, AXA Equitable, EQAT, MONY Life, MLOA, MSC, Multimanager Trust, VIP Trust, AXA Advisors, AXA Distributors and other AXA Financial subsidiaries have provided or are in the process of providing information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide variety of issues, including supervisory issues, market timing, late trading, valuation, suitability, replacements and exchanges of variable life insurance and annuities, finite risk reinsurance, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanctions could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2004 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on AXA Financial's consolidated statements of earnings and shareholders' equity. See Note 3 of Notes to Consolidated Financial Statements in the 2004 Form 10-K for pronouncements issued but not effective at December 31, 2004.

Regulation. The businesses conducted by AXA Financial's subsidiaries are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. Changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners and securities regulators, could have a material impact on operations and results. See "Business - Regulation" contained in the 2004 Form 10-K.

In addition to the foregoing, Federal and state authorities are continuing to investigate various practices of insurers, principally in the property and casualty and related businesses (including general insurance lines), as well as the purchase or sale of nontraditional insurance products including finite risk reinsurance. While AXA Financial's insurance company subsidiaries do not have any material non-life insurance operations, other subsidiaries and affiliates of AXA Financial's parent, AXA, are involved in these areas and have received various inquiries and requests for information from Federal and state authorities, to which they are in the process of responding. These AXA subsidiaries and affiliates intend to fully cooperate with these Federal and state authorities. While, at this time, AXA Financial is unable to predict what actions, if any, regulators may take against any of these affiliated entities, any negative publicity associated with the AXA brand name generated by these inquiries (or by any actions or sanctions that may arise in connection with them) may result in general reputational damage to AXA Financial, which could adversely affect AXA Financial's results of operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial's disclosure controls and procedures are effective. Except for the enhancements described below, no change in AXA Financial's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial's internal control over financial reporting.

In connection with the continuing integration process associated with AXA Financial's acquisition of MONY, management has enhanced, and continues to enhance, the overall internal control environment of MONY Life, MLOA and USFL by implementing new procedures and controls, including increasing and re-allocating staffing in the accounting department, instituting additional account reconciliations and upgrading the investment accounting computer systems.


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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

Item 5.     OTHER INFORMATION
            None

Item 6.     EXHIBITS

           Number                Description and Method of Filing
         -----------  ----------------------------------------------------------
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


Date:    August 15, 2005             AXA FINANCIAL, INC.


                                     By:   /s/ Stanley B. Tulin
                                           ---------------------------------
                                           Name:  Stanley B. Tulin
                                           Title: Vice Chairman of the Board and
                                                  Chief Financial Officer


Date:    August 15, 2005                    /s/ Alvin H. Fenichel
                                            -----------------------------------
                                            Name:  Alvin H. Fenichel
                                            Title: Senior Vice President and
                                                   Controller