Form 10-K
period 2005-12-31
AXA FINANCIAL INC
filed 2006-03-17
CIK 888002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

    (Mark One)                      FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

         Registrant's telephone number, including area code (212) 554-1234

            Securities registered pursuant to Section 12(b) of the


       Title of each class           Name of each exchange on which registered
--------------------------------   ---------------------------------------------
               None                                  None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                         Yes [ ]        No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                         Yes [ ]        No  [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                         Yes  [ ]       No  [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2005.

As of March 16, 2006, 436,192,949 shares of the registrant's Common Stock were outstanding.

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

                                TABLE OF CONTENTS

Part I                                                                                               Page
------                                                                                               ----
Item 1.             Business........................................................................ 1-1
                    Overview........................................................................ 1-1
                    Recent Events................................................................... 1-1
                    Segment Information............................................................. 1-2
                    Wind-up Annuities............................................................... 1-6
                    General Account Investment Portfolio............................................ 1-6
                    Employees and Financial Professionals........................................... 1-7
                    Competition..................................................................... 1-7
                    Regulation...................................................................... 1-8
                    Parent Company.................................................................. 1-11
                    Other Information............................................................... 1-11
Item 1A.            Risk Factors.................................................................... 1A-1
Item 1B.            Unresolved Staff Comments....................................................... 1B-1
Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders*............................ 4-1

Part II
-------

Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters and
                      Issuer Purchases of Equity Securities......................................... 5-1
Item 6.             Selected Financial Data*........................................................ 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ("Management Narrative")................................ 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...................... 7A-1
Item 8.             Financial Statements and Supplementary Data..................................... FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.......................................................... 9-1
Item 9A.            Controls and Procedures......................................................... 9A-1
Item 9B.            Other Information............................................................... 9B-1

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

*Omitted pursuant to General Instruction I to Form 10-K

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial, Inc. claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" and elsewhere in this report.

Part I, Item 1.

                                  BUSINESS(1)

OVERVIEW

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. It is one of the world's largest asset managers, with total assets under management of approximately $643.44 billion at December 31, 2005, of which approximately $578.55 billion were assets under management at AllianceBernstein. Through its insurance company subsidiaries, AXA Financial Group is also among the oldest and largest life insurance organizations in the United States. AXA Financial Group conducts operations in two business segments. The financial advisory and insurance business conducted by AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and their subsidiaries and the MONY Companies is reported in the Financial Advisory/Insurance segment. The Investment Management segment is comprised principally of the investment management business of AllianceBernstein, a leading global investment management firm. For additional information on AXA Financial Group's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment" and Note 23 of Notes to Consolidated Financial Statements. AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

RECENT EVENTS

AXA Financial substantially completed the integration of the MONY Companies in 2005, including the combination of MONY's and AXA Financial's retail and wholesale distribution forces and key service operations.

On December 2, 2005, AXA Financial completed the sale of all of the issued and outstanding capital stock of The Advest Group, Inc. ("Advest"), a wholly owned subsidiary of AXA Financial, to Merrill Lynch, Pierce, Fenner & Smith Incorporated for $400 million in cash, subject to adjustments in certain circumstances. AXA Financial's post-tax proceeds from the Advest sale were $300.6 million. AXA Financial's pre-tax loss on the sale was $1.4 million, with a post-tax loss to AXA Financial of $85.4 million.

-----------------------------------
(1) As used in this Form 10-K, the term "AXA Financial Group" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 ("AXA Financial"), and its consolidated subsidiaries. The term "MONY" refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004, and the term "MONY Companies" means MONY Life Insurance Company ("MONY Life"), MONY Life Insurance Company of America ("MLOA"), U.S. Financial Life Insurance Company ("USFL") and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition. The term "Financial Advisory/Insurance Group" refers collectively to AXA Equitable Life Insurance Company ("AXA Equitable"), a New York stock life insurance corporation, to AXA Equitable's wholly owned subsidiaries, AXA Life and Annuity Company ("AXA Life"), and AXA Distributors, LLC and its subsidiaries (collectively, "AXA Distributors"), to AXA Advisors, LLC, a Delaware limited liability company ("AXA Advisors"), to AXA Network, LLC, a Delaware limited liability company, and its subsidiaries (collectively, "AXA Network"), AXA Financial (Bermuda) Ltd. ("AXA Bermuda") and the MONY Companies. The term "AllianceBernstein" refers to AllianceBernstein L.P. (formerly Alliance Capital Management, L.P.), a Delaware limited partnership, and its subsidiaries. The term "Insurance Group" refers collectively to AXA Equitable, MONY Life, MLOA, USFL, AXA Life and AXA Bermuda. The term "General Account" refers to the assets held in the respective general accounts of AXA Equitable, MONY Life, MLOA, AXA Life, USFL and AXA Bermuda and all of the investment assets held in certain of AXA Equitable's, MONY Life's and MLOA's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the separate account investment assets of AXA Equitable, MONY Life and MLOA excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-up Annuity line of business ("Wind-up Annuities").

                                      1-1

SEGMENT INFORMATION

FINANCIAL ADVISORY/INSURANCE

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals and small and medium-size businesses. It also administers traditional participating group annuity contracts, generally for corporate qualified pension plans, and association plans that provide full service retirement programs for individuals affiliated with professional and trade associations. The Financial Advisory/Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $7.80 billion (or 71.1%) of total revenues, after intersegment eliminations, for the year ended December 31, 2005.

Financial Advisory/Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. AXA Distributors, a broker-dealer and insurance general agency subsidiary of AXA Equitable, distributes the Insurance Group's products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies. Association plans are marketed directly to clients by the Insurance Group.

As of December 31, 2005, the Insurance Group had approximately 3.5 million insurance policies and annuity contracts in force. For additional information on the Financial Advisory/Insurance segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Financial Advisory/Insurance", Note 23 of Notes to Consolidated Financial Statements, as well as "- Employees and Financial Professionals", "- Competition" and "-Regulation".

PRODUCTS

VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE. The Insurance Group is among the country's leading issuers of variable annuity and variable life insurance products. Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options.

Variable annuity products accounted for 71.5% of the Insurance Group's total premiums and deposits in 2005. Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets. A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit ("GMDB") and/or guaranteed minimum living benefits. Guaranteed minimum living benefits include guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits ("GMWB"). For additional information regarding these guaranteed minimum benefit features, see Notes 3, 11, 16 and 18 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 8.9% of the Insurance Group's total premiums and deposits in 2005. Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance ("COLI") market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Over the past five years, Separate Account assets for individual variable life insurance policies and variable annuities have increased by $29.77 billion to $69.43 billion at December 31, 2005, which increase includes $4.46 billion attributable to the MONY Companies. Of this year-end amount, approximately $48.08 billion was invested through EQ Advisors Trust ("EQAT") and approximately $18.40 billion was invested through AXA Premier VIP Trust ("VIP Trust"). EQAT and VIP Trust are mutual funds for which AXA Equitable serves as Investment Manager and Administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single-advisor equity, bond and money market investment portfolios. Day-to-day portfolio management services for each investment portfolio are

                                      1-2
provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein provided investment advisory services to investment portfolios representing approximately 50% of the total assets in EQAT portfolios at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in EQAT portfolios.

VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advisor equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg Investment Management LLC, an AXA affiliate ("AXA Rosenberg"), provided investment advisory services in respect of investment portfolios representing approximately 9% of the total assets in the VIP Trust portfolios at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

The continued growth of third-party assets under management remains a strategic objective of AXA Financial Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward).

FIXED ANNUITIES AND FIXED LIFE INSURANCE. In addition to variable annuity and variable life insurance products, the Insurance Group issues a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products accounted for 2.1% of the Insurance Group's total premium and deposits in 2005.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including whole life, universal life, term life and level premium term life insurance. Traditional and interest-sensitive life insurance products accounted for 13.4% of the Insurance Group's total premium and deposits in 2005 and represent an increasingly significant product line for the Insurance Group. Included among these products are term life and interest-sensitive life insurance products issued by USFL, which are designed for the impaired risk market, focusing on customers with treatable medical conditions. USFL specializes in underwriting life insurance policies for individuals considered special medical risks using its proprietary Clinical Underwriting(R) risk evaluation process.

RETAIL MUTUAL FUNDS. The Financial/Advisory/Insurance Group also sponsors various retail mutual funds.

AXA Enterprise Multimanager Funds Trust (formerly AXA Premier Funds Trust) ("Multimanager Trust") is a retail multi-manager mutual fund consisting of equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other retail funds managed by AXA Equitable or Enterprise Capital Management, Inc. ("Enterprise Capital"), a subsidiary of AXA Financial. At December 31, 2005, Multimanager Trust had total assets of $484 million. AXA Equitable serves as the Investment Manager and Administrator of Multimanager Trust. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg provided investment advisory services to investment portfolios representing approximately 13% of the total assets in Multimanager Trust portfolios at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in the Multimanager Trust portfolios.

AXA Enterprise Funds Trust ("AEFT") is a retail mutual fund consisting of equity, bond and money market funds. At December 31, 2005, AEFT had total assets of $2.57 billion. AXA Equitable serves as investment manager and administrator to AEFT. Day-to-day portfolio management services for each investment portfolio are provided on a subadvisory basis by various affiliated and unaffiliated subadvisors. AllianceBernstein provided investment advisory services to investment portfolios representing 1.7% of the total assets in AEFT at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services to the balance of the assets in the AEFT portfolios.

The Enterprise Group of Funds, Inc. ("EGF") is a retail mutual fund comprised of equity investment portfolios. At December 31, 2005, EGF portfolios had total assets of $1.75 billion. Enterprise Capital serves as the investment manager to each series of EGF. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various unaffiliated investment advisors.

For additional information on assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment", "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management".

                                      1-3

MARKETS. The Insurance Group targets primarily affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable annuity products are targeted at individuals saving for retirement, seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments) or seeking the enhanced guarantees offered in these products, as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Variable and interest-sensitive life insurance is targeted at individuals in middle-to-upper income levels for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs. Mutual funds and their investment products add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

DISTRIBUTION. The Insurance Group distributes its annuity, life insurance and mutual fund products directly to the public through financial professionals associated with AXA Advisors and AXA Network. These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers. In 2005, MONY Life financial professionals became financial professionals of AXA Advisors and AXA Network.

The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors. AXA Distributors distributes the Insurance Group's annuity products through third-party national and regional securities firms, independent financial planning and other broker-dealers and banks. Sales of annuities through AXA Distributors accounted for 38.4% of the Insurance Group's total premiums and deposits in 2005. AXA Distributors also distributes the Insurance Group's life insurance products through third-party brokerage general agencies. Sales of life insurance through AXA Distributors accounted for 1.3% of the Insurance Group's total premiums and deposits in 2005.

Sales of life insurance through AXA Distributors increased significantly in 2005. The Insurance Group believes that a portion of such increase was attributable to certain sales of life insurance policies instigated and/or financed by persons or entities with no relationship to the insured, with the expectation that such persons or entities will eventually acquire the policies from the insured as an investment. Due in part to the potential for adverse selection in these circumstances, the profitability of such sales may be lower than the Insurance Group might otherwise expect from sales to typical non-investor purchasers. Based on a review of a sampling of 2005 life insurance sales, however, management does not believe that any sales to date to persons or entities with no relationship to the insured will have a significant impact on the future profitability of the Insurance Group. Nevertheless, to help protect its product profit margin targets with regard to future sales and to evidence its concern over the appropriateness, from a public policy perspective, of the sales described above, the Insurance Group is implementing changes to certain of its commission rates and underwriting practices. These steps are expected to slow the rate of growth of (and may in fact reduce somewhat) sales of life insurance through AXA Distributors in 2006.

Enterprise Fund Distributors, Inc. ("EFD"), an affiliate of AXA Financial, serves as the principal underwriter of retail mutual funds sponsored by the Financial Advisory/Insurance Group. EFD has selling agreements with AXA Advisors as well as third-party national and regional securities firms, independent financial planning and other broker-dealers and banks. AXA Advisors and two major national securities firms were responsible for 16.7%, 10.8% and 9.9%, respectively, of EFD's 2005 sales.

REINSURANCE AND HEDGING. In 2005, the Insurance Group retained up to a maximum of $25 million of risk on single-life policies and $30 million of risk on second-to-die policies, except for USFL for which the Insurance Group retained up to a maximum of $2.5 million of risk on single-life policies and $3.0 million of risk on second-to-die policies. For amounts issued in excess of those limits, the Insurance Group obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium. A contingent liability exists with respect to such reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 3.3% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features. At December 31, 2005, the Insurance Group had reinsured, subject to certain maximum amounts or caps in any one period, approximately 74.8% of its net amount at risk resulting from the GMIB feature and approximately 29.7% of its net amount at risk to the GMDB obligation on annuity contracts in

                                      1-4
force as of December 31, 2005. The Insurance Group has adopted certain hedging strategies that are designed to reduce exposure to GMIB, GMDB and GMWB, liabilities that have not been reinsured for policies issued after April 2002.

For additional information about reinsurance and hedging strategies implemented by AXA Financial Group, see "Quantitative and Qualitative Disclosures about Market Risk" and Notes 3, 11, 16 and 18 of Notes to Consolidated Financial Statements.

The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time. The Insurance Group is in the process of auditing or otherwise reviewing the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

INVESTMENT MANAGEMENT

GENERAL. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein offers a broad range of investment products and services to its clients, including the following: (a) to its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and various affiliates, AllianceBernstein offers separately managed accounts, subadvisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein and affiliated joint venture companies, subadvisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers and other investment vehicles, (c) to its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, AllianceBernstein offers separately managed accounts, hedge funds, mutual funds and other investment vehicles, and
(d) to its institutional investors seeking institutional research, AllianceBernstein offers in-depth research, portfolio strategy, trading and brokerage-related services.

AllianceBernstein's portfolio managers oversee a number of different types of investment products within various vehicles and strategies. AllianceBernstein's investment strategies include: (a) growth and value equity, the two predominant equity investment strategies; (b) blend, combining growth and value equity components and systematic rebalancing between the two; (c) fixed income, including both taxable and tax-exempt securities; (d) balanced, combining equity and fixed income components; and (e) passive, including both index and enhanced index strategies.

The Investment Management segment in 2005 accounted for approximately $3.27 billion (or 29.8%) of total revenues, after intersegment eliminations. As of December 31, 2005, AllianceBernstein had approximately $578.55 billion in assets under management, including approximately $358.55 billion from institutional investors, approximately $145.13 billion from retail mutual fund accounts and approximately $74.87 billion from private clients. As of December 31, 2005, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT, VIP Trust and Multimanager Trust, represented approximately 18.6% of AllianceBernstein's total assets under management, and fees and other charges for the management of those assets accounted for approximately 7.2% of AllianceBernstein's total revenues. The Investment Management segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group.

INTEREST IN ALLIANCEBERNSTEIN. In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In connection with this acquisition (the "Bernstein Acquisition"), Bernstein and SCB Partners Inc. were granted the right to sell limited partnership interests in AllianceBernstein L.P. ("AllianceBernstein Units") to AXA Financial or an entity designated by AXA Financial (the "AllianceBernstein Put"). Since November 2002, AXA Financial, either directly or indirectly through wholly owned subsidiaries, has acquired a total of 24.48 million AllianceBernstein Units for an aggregate purchase price of approximately $885.4 million through several purchases made pursuant to the AllianceBernstein Put. After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial Group's consolidated economic interest in AllianceBernstein L.P. as of December 31, 2005 was approximately 61.1%, including the general partnership

                                      1-5
interest held indirectly by AXA Equitable as the sole shareholder of the general partner of AllianceBernstein Holding L.P. and AllianceBernstein L.P.

For additional information about AllianceBernstein, including its results of operations, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management" and AllianceBernstein L.P.'s Annual Report on Form 10-K for the year ended December 31, 2005.

WIND-UP ANNUITIES

Wind-up Annuities consists primarily of group non-participating wind-up annuity products. At December 31, 2005, $817.2 million of related policyholder liabilities were outstanding. For additional information about Wind-up Annuities, see Notes 3 and 10 of Notes to Consolidated Financial Statements.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

GENERAL. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2005:

                                 INSURANCE GROUP
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                                        AMOUNT       % OF TOTAL
                                                    --------------   -----------
         Fixed maturities (2)...................    $    38,846.2          74.9%
         Mortgages..............................          4,708.5           9.1
         Equity real estate.....................            784.8           1.5
         Other equity investments...............          1,364.7           2.6
         Policy loans...........................          5,104.7           9.8
         Cash and short-term investments (3)....          1,103.1           2.1
                                                    --------------   -----------
            Total...............................    $    51,912.0         100.0%
                                                    ==============   ===========

(1) Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.

(2) Excludes net unrealized gains of $946.4 million on fixed maturities classified as available for sale. Fixed maturities include approximately $1.1 billion net amortized cost of below investment grade securities.

(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

The Insurance Group has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as insurance, annuity and group pension. The Insurance Group has investment guidelines for each product line that form the basis for investment strategies to manage such product line's investment return and liquidity requirements, consistent with management's overall investment objectives for the General Account investment portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated an interest in such investments and the returns therefrom.

INVESTMENT SURVEILLANCE. As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by the Insurance Group's Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

                                      1-6

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2005, AXA Financial Group had approximately 10,161 employees. Of these, approximately 5,849 and 4,312 were employed full-time by the Financial Advisory/Insurance Group and AllianceBernstein, respectively. In addition to these employees, as of December 31, 2005, the Financial Advisory/Insurance Group had a sales force consisting of approximately 5,980 AXA Advisors financial professionals, including 340 field managers.

COMPETITION

FINANCIAL ADVISORY/INSURANCE. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting the Financial Advisory/Insurance Group's business are financial and claims-paying ratings; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; reputation and quality of service; and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 16, 2006 the financial strength or claims-paying rating of AXA Equitable was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with positive outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook). As of March 16, 2006, the financial strength or claims-paying ratings of MONY Life and MLOA were "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with positive outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook). As of March 16, 2006, the financial strength or claims-paying rating of USFL was "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook) and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook). As of March 16, 2006, AXA Financial's long-term debt rating was "A" from Standard & Poor's Corporation (6th highest of 22 ratings; with positive outlook), "A2" from Moody's Investors Service (6th highest of 21 ratings; with stable outlook), "a-" from A.M. Best Company, Inc. (7th highest of 22 ratings; with stable outlook) and "A+" from Fitch Investors Service, L.P. (5th highest of 24 ratings; with stable outlook).

INVESTMENT MANAGEMENT. The financial services business is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry. AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund complexes, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers. AllianceBernstein's competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve. Some of AllianceBernstein's competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AllianceBernstein does. These factors may place AllianceBernstein at a competitive disadvantage. To grow its business, AllianceBernstein must be able to compete effectively for assets under management. Key competitive factors include (i) AllianceBernstein's commitment to place the interests of its clients first; (ii) the quality of AllianceBernstein's research; (iii) AllianceBernstein's investment performance;
(iv) the array of investment products AllianceBernstein offers; (v) the fees AllianceBernstein charges; (vi) AllianceBernstein's ability to further develop and market its brand; and (vii) AllianceBernstein's global presence.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein. AllianceBernstein's partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the general partner of AllianceBernstein L.P.) to compete with AllianceBernstein. AXA has substantially greater resources than AllianceBernstein does and is not obligated to provide resources to AllianceBernstein.

                                      1-7

REGULATION

INSURANCE SUPERVISION. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. AXA Equitable and MONY Life are domiciled in New York and are primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance. USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance. AXA Bermuda is domiciled in Bermuda and is primarily regulated by the Bermuda Monetary Authority. The extent of regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable or MONY Life. Each of the members of the Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of the members of the Insurance Group, and make requests for particular information from them. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and insurance commissioners have requested information from the Insurance Group and other insurance companies regarding collusive bidding, revenue sharing and market timing practices and practices associated with replacements and exchanges of life insurance and annuities.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state. In 2005, AXA Equitable and MONY Life paid an aggregate of $500 million and $75 million, respectively, in shareholder dividends.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. In 2003, reductions in income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates. While set to expire, there are proposals to extend or make such reduced rates permanent. Other provisions of recently enacted and proposed legislation and Treasury regulations relate to the business use of life insurance, split-dollar arrangements, creation of new tax favored savings accounts and modifications to both nonqualified deferred compensation plan and qualified plan (including tax sheltered annuities) rules. These provisions, to the extent enacted, could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals such as Social Security reform or comprehensive overhaul of the Federal tax law (whether in response to recommendations of a Presidential Advisory Panel on Federal Tax Reform or otherwise), which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. The President's Advisory Panel on Federal Tax Reform recently announced its tax reform options. If enacted by Congress, these options would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently

                                      1-8
available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to AXA Financial Group's business or what the effect of any such legislation might be.

SECURITIES LAWS. AXA Financial, certain of its subsidiaries, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and from time to time makes requests for particular information from the Insurance Group.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc. (formerly AllianceBernstein Investment Research and Management, Inc.), Sanford C. Bernstein & Co., LLC, EFD and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. (the "NASD"). As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses. The SEC and the NASD also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and the NASD have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, the NASD and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings which may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions. In June 2005, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD and paid a $900,000 fine to resolve charges relating to its receipt of directed brokerage fees from certain mutual fund companies during the period 2001 through the date of discontinuance of the practice in late 2003.

AXA Financial and certain subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, the NASD, state attorneys general and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". For example, AXA Equitable is currently providing information to the New York Attorney General (the "NYAG") in response to a subpoena and information requests relating to possible market timing activities conducted through AXA Equitable's variable insurance products. Ongoing or future regulatory investigations could result in fines, other sanctions and/or other costs.

Certain Separate Accounts of AXA Equitable, MONY Life and MLOA are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable and MLOA are also registered under the Securities Act of 1933, as amended (the "Securities Act"). EQAT, Multimanager Trust, VIP Trust, AEFT and EGF are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act.

AXA Equitable, AXA Advisors, Enterprise Capital and certain affiliates and AllianceBernstein and certain affiliates of AllianceBernstein also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of

                                      1-9
individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

Regulators, including the SEC, the NASD and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing and late trading. The SEC recently initiated a series of examinations of a number of investment advisors and their affiliated funds, including AXA Equitable and its funds regarding distribution payments made to broker-dealers. As is the case with many investment advisors, AXA Equitable makes payments to enhance the distribution of its mutual funds, a practice commonly referred to as revenue sharing. The SEC, during a recent examination, found that AXA Equitable used fund brokerage commissions to offset its payments to broker-dealers for fund sales, distribution, shelf space, marketing support or exposure to third party sales forces. Prior to such finding, AXA Equitable voluntarily reimbursed $7 million to the funds and has terminated the use of recaptured commissions for distribution. The SEC has finalized its examination and has issued no further sanctions.

ALLIANCEBERNSTEIN REGULATORY MATTERS

MARKET TIMING INVESTIGATIONS. On December 18, 2003, AllianceBernstein settled with the SEC and the NYAG regarding their investigations into trading practices in shares of certain of AllianceBernstein's sponsored mutual funds. AllianceBernstein's agreement with the SEC was reflected in an Order of the Commission ("SEC Order") dated December 18, 2003 (amended and restated January 15, 2004), while AllianceBernstein's final agreement with the NYAG was reflected in an Assurance of Discontinuance ("AoD") dated September 1, 2004.

AllianceBernstein has taken a number of important initiatives to resolve these matters. Specifically, AllianceBernstein: (i) established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (the "Restitution Fund"); (ii) reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds by reducing its advisory fee rates (resulting in an approximate $63 million reduction in 2005 advisory fees and a $70 million reduction in 2004 advisory fees), and AllianceBernstein will maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; (iii) appointed a new management team and specifically charged it with responsibility for ensuring that AllianceBernstein maintains a fiduciary culture in its retail services business; (iv) revised its code of ethics to better align the interests of AllianceBernstein's employees with those of its clients; (v) formed two new committees composed of executive management to oversee and resolve code of ethics and compliance-related issues; (vi) instituted a substantially strengthened policy designed to detect and block market timing and material short duration trading; (vii) created an ombudsman office, where employees can voice concerns about work-related issues on a confidential basis; and (viii) initiated firm-wide compliance and ethics training programs.

AllianceBernstein retained an Independent Compliance Consultant ("ICC") to conduct a comprehensive review of supervisory, compliance and other policies designed to detect and prevent conflicts of interest, breaches of fiduciary duty and violations of law. The ICC has completed its review, and submitted its report to the SEC in December 2004. By December 31, 2005, AllianceBernstein had implemented substantially all of the ICC's recommendations. Also, beginning in 2005, AllianceBernstein had, and biannually thereafter will continue to have, an independent third party perform a comprehensive compliance review.

With the approval of the independent directors of AllianceBernstein's U.S. registered mutual fund boards and the staff of the SEC, AllianceBernstein retained an Independent Distribution Consultant ("IDC") to develop a plan for the distribution of the Restitution Fund. To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, AllianceBernstein will be required to contribute additional monies to the Restitution Fund. In September 2005, the IDC submitted to the SEC staff the portion of his report concerning his methodology for determining damages. The IDC will, in coming months, formally submit to the SEC staff the remainder of his proposed distribution plan, which addresses the mechanics of distribution. Once the SEC staff has approved both portions of the plan, it will be submitted to the SEC for final approval. The Restitution Fund proceeds will not be distributed until after the SEC has approved the distribution plan and issued an order doing so. Until then it is not possible to predict the exact timing, method or amount of the distribution.

AllianceBernstein L.P. recorded charges totaling $330 million during the second half of 2003, of which (i) $250 million was paid to the Restitution Fund (the $250 million was funded out of operating cash flow and paid to the SEC in January 2004), (ii) $30 million was used to settle a private civil mutual fund litigation unrelated to any regulatory agreements and (iii) $50 million was reserved for estimated expenses related to AllianceBernstein's market-timing settlements with the SEC and the NYAG and AllianceBernstein's market timing-related liabilities (excluding the complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al.

                                      1-10

(the "WVAG Complaint")). AllianceBernstein L.P. paid $8 million during 2005 related to market timing and has cumulatively paid $310 million (excluding WVAG Complaint-related expenses).

For additional information regarding market timing matters involving AllianceBernstein, see "Alliance Litigation - Market Timing-Related Matters" in
Note 20 of Notes to Consolidated Financial Statements.

PRIVACY OF CUSTOMER INFORMATION. Federal and state law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection, disclosure and protection of customer information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional laws relating to the use and protection of customer information.

PARENT COMPANY

AXA, the ultimate parent company of AXA Financial, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, and the Asia/Pacific region and, to a lesser extent, in other regions including Eastern Europe, the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to AXA Financial or any of its subsidiaries.

VOTING TRUST. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of AXA Financial, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of AXA Financial's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until May 12, 2012. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

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

                                      1-11

PART I, ITEM 1A.

                                  RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This "Risk Factors" section provides a summary of some of the significant risks that could affect our business, financial condition or results of operations. In this section, the terms "we," "us" and "our" refer to the Financial Advisory/Insurance Group.

EQUITY MARKET DECLINES AND VOLATILITY MAY ADVERSELY IMPACT OUR PROFITABILITY.

Declines or volatility in equity markets can negatively impact the investment returns we earn in those markets as well as our business and profitability. Examples of the effects of declines or volatility in equity markets include the following:

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts could reduce the amount of revenue we derive from fees charged on those account and asset values;

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts that provide guaranteed benefits would increase the size of our potential obligations related to such guaranteed benefits. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging program;

o Increased volatility of equity markets may result in changes to the fair value of our GMIB reinsurance contracts, which could result in increased volatility of our earnings;

o Increased volatility of equity markets may increase surrenders and withdrawals of our variable life and annuity contracts, which could negatively impact our future profitability;

o Equity market declines could negatively impact the value of equity securities we hold for investment, thereby reducing our capital;

o Equity price declines may decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs; and

o Deferred acquisition costs, referred to as DAC, and value of business acquired, referred to as VOBA, are accounting methods for amortizing the sales costs related to the acquisition of new life insurance and annuity business over the period in which that business will generate earnings for us. DAC and VOBA amortization rates are based in part on investment return and related estimates that, in turn, are based on actual market trends and reasonable expectations as to future performance drawn from those trends. Equity market declines could lead to reductions in these estimates that, in turn, could accelerate our DAC and VOBA amortization and reduce our current earnings.

INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR MARGINS ON INTEREST-SENSITIVE ANNUITY AND LIFE INSURANCE CONTRACTS AND INCREASE SURRENDERS AND WITHDRAWALS FROM THOSE CONTRACTS.

Our margin or "spread" on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts. This spread is a significant part of our earnings.

If interest rates fall and remain at significantly lower levels, the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts would cause our spreads on these contracts to deteriorate and possibly become negative, which could have a material adverse effect on our profitability. Also, such a fall in interest rates could result in increased reserve requirements for those contracts.

A rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts. In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits. Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts. Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

                                      1A-1

AN OVERALL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL POSITION.

An overall economic downturn could negatively affect the value of our portfolio investments, reduce new sales of our products and increase surrenders and withdrawals from our existing life insurance and annuity contracts. In particular, an economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer credit and value deterioration during such a downturn. Reductions in the value of our portfolio investments and sales of our products coupled with increased surrenders and withdrawals from our existing contracts could adversely affect our revenues and financial position.

OUR RESERVES COULD BE INADEQUATE DUE TO DIFFERENCES BETWEEN OUR ACTUAL EXPERIENCE AND MANAGEMENT'S ESTIMATES AND ASSUMPTIONS.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, claims experience and reinvestment rates. For a description of some of these estimates, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates." Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves resulting in a charge to our earnings.

LOSSES DUE TO DEFAULTS, ERRORS OR OMISSIONS BY THIRD PARTIES COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

We also depend on third parties in other contexts. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies. In addition, as investment manager and administrator of several mutual funds, we rely on various affiliated and unaffiliated subadvisors to provide day-to-day portfolio management services for each investment portfolio. We also rely on outside vendors pursuant to various outsourcing arrangements to maintain and operate certain technology platforms and information systems used in our businesses.

Losses associated with defaults or other failures by these third parties upon whom we rely could adversely impact our business and results of operations.

REINSURANCE MAY BE INADEQUATE TO PROTECT US AGAINST LOSSES AND WE MAY INCUR LOSSES FROM OUR REINSURERS' FAILURE TO MEET THEIR OBLIGATIONS.

In the normal course of business, we seek to reduce risk through reinsurance. Under our reinsurance arrangements, other insurers assume a portion of the claims and related expenses on certain business we underwrite; however, we remain liable as the direct insurer on all risks we reinsure. These reinsurance arrangements do not eliminate our obligation to pay related claims and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers, our reinsurers may become financially unsound by the time their financial obligation to us becomes due. The inability of any reinsurer to meet its financial obligations to us could negatively impact our results of operations. See "Business - Reinsurance and Hedging" and Note 16 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

OUR EARNINGS ARE IMPACTED BY DAC AND VOBA CALCULATIONS THAT ARE BASED ON ESTIMATES THAT ARE SUBJECT TO CHANGE.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred as DAC rather than expensed immediately. They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return,

                                      1A-2
lapse rates and anticipated surrender charges. Revisions to our estimates are reflected in our earnings for the period in which the estimates are revised.

A DOWNGRADE IN THE FINANCIAL STRENGTH AND CLAIMS-PAYING RATINGS OF OUR INSURANCE COMPANIES COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. See "Business
- Competition" for a full description of the ratings for our insurance companies.

LEGAL AND REGULATORY ACTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESSES.

A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of these lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.

Our insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and our results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

In addition to the litigation described above, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and the NASD could result in adverse publicity, sanctions, fines and other costs. We have provided, and in certain cases, continue to provide, information and documents to the SEC, the NASD, state attorneys general and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters. For further information, see "Business - Regulation" and Note 20 of Notes to Consolidated Financial Statements.

OUR BUSINESSES MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT WE, THIRD-PARTY FIRMS THAT DISTRIBUTE OUR PRODUCTS OR UNAFFILIATED INSURERS FACE INCREASED REGULATION AND/OR HEIGHTENED REGULATORY SCRUTINY.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. The activities of our insurance companies, in particular, are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Bermuda and nine of Canada's twelve provinces and territories. These various insurance regulators can and frequently do impose different requirements and standards which can place insurers at a significant competitive disadvantage compared to other financial services businesses that are primarily regulated on a national basis. Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs. To the extent that the amount of state and Federal regulation continues to increase, our costs of compliance will continue to increase. Such increases in our compliance obligations could materially increase our costs and adversely affect our earnings. In addition, changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners and other regulators, could have a material adverse impact on our business and results of operations. For additional information, see "Business - Regulation".

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation and thereby cause the types of products issued by our insurance companies to become disfavored in the marketplace.

                                      1A-3

CHANGES IN U.S. TAX LAWS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS AND OUR PROFITABILITY.

Currently, special US tax law provisions apply to life insurance and annuity products. The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation. Adverse changes could include the introduction of taxation of annual increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. For additional information, see "Business - Regulation - Federal Tax Initiatives".

WE FACE INTENSE COMPETITION FROM OTHER INSURANCE COMPANIES, BANKS AND OTHER FINANCIAL INSTITUTIONS, WHICH MAY ADVERSELY IMPACT OUR MARKET SHARE AND PROFITABILITY.

There is intense competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. This intense competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they may be reproduced and offered by our competitors. Also, this intense competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; crediting rates on our fixed products; visibility and recognition or our brands in the marketplace; our reputation and quality of service; and our investment management program.

AN INABILITY TO RECRUIT AND RETAIN EXPERIENCED AND PRODUCTIVE FINANCIAL PROFESSIONALS AND KEY EMPLOYEES MAY ADVERSELY AFFECT OUR SALES.

Our sales force and key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We compete principally with respect to compensation policies, products and support provided to financial professionals. Competition is particularly intense in the hiring and retention of experienced financial professionals. Although we believe that we offer financial professionals and employees a strong value proposition, we cannot provide assurances that we will be successful in our efforts to recruit and retain top financial professionals and key employees.

THE ABILITY OF OUR FINANCIAL PROFESSIONALS TO SELL OUR COMPETITORS' PRODUCTS COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND REVENUES.

Most of our financial professionals are not captive agents or employees and can sell annuity and life insurance products of competing unaffiliated insurance companies. To the extent our financial professionals sell our competitors' products rather than our products, we will experience reduced sales and revenues.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS TO AXA FINANCIAL BY OUR INSURANCE SUBSIDIARIES COULD ADVERSELY AFFECT AXA FINANCIAL'S FINANCIAL POSITION.

AXA Financial's cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits and the provision of funding to certain of our non-insurance company subsidiaries to meet their capital requirements. A primary source of liquidity for AXA Financial is dividend payments from its insurance subsidiaries. However, insurance subsidiaries may be restricted by operation of applicable insurance laws from making such dividend payments. In that case, AXA Financial may be required to raise cash by incurring additional debt or selling some of its assets. Such additional debt or forced sale of assets could adversely affect AXA Financial's financial position.

CHANGES IN STATUTORY RESERVE REQUIREMENTS AND ADVERSE MARKET CONDITIONS COULD NEGATIVELY IMPACT OUR SALES.

Changes in statutory reserve requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable. These circumstances could cause us to modify certain features of these products or to cease offering these products.

                                      1A-4

CHANGES IN ACCOUNTING STANDARDS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATION AND/OR FINANCIAL POSITION.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial position. For information about recent accounting pronouncements, see Note 3 of Notes to Consolidated Financial Statements.

OUR LOSSES PROVIDED FOR DISCONTINUED OPERATIONS MAY DIFFER FROM THE LOSSES ULTIMATELY REALIZED.

The determination of the allowance for future losses from our discontinued operations involves numerous estimates and subjective judgments, including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors that affect investment and benefit projections. In particular, significant estimates and judgments are made with respect to the income, sales proceeds and holding periods for equity real estate. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations.

OUR DISCLOSURE AND INTERNAL CONTROL SYSTEM CANNOT GUARANTEE THAT OUR PUBLIC DISCLOSURE AND FINANCIAL STATEMENTS DO NOT CONTAIN ERRORS.

There are inherent limitations in the effectiveness of any system of disclosure and internal controls, including the possibilities of faulty judgments in decision-making, simple error or mistake, fraud, the circumvention of controls by individual acts or the collusion of two or more people, or management override of controls. Accordingly, even an effective disclosure and internal control system can provide only reasonable assurance with respect to disclosures and financial statement preparation. Also, the effectiveness of a disclosure and internal control system may vary over time due to changes in conditions.

WE COULD EXPERIENCE SIGNIFICANT DIFFICULTIES WITH RESPECT TO OUR PROPRIETARY TECHNOLOGY AND INFORMATION SYSTEMS AS WELL AS THOSE PROVIDED BY OUTSIDE VENDORS.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements. These systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. The systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans.

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advancing in age and to develop new ones. Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities, could have a material adverse effect on our results of operations and, ultimately, our ability to achieve our strategic goals.

AXA FINANCIAL GROUP'S RESULTS OF OPERATION AND FINANCIAL POSITION DEPEND IN SIGNIFICANT PART ON THE PERFORMANCE OF ALLIANCEBERNSTEIN'S BUSINESS.

AllianceBernstein L.P. is a principal subsidiary of AXA Financial and, consequently, AXA Financial Group's results of operations and financial position depend in significant part on the performance of Alliance Bernstein's business. For information regarding risk factors associated with AllianceBernstein and its business, see "Item 1A - Risk Factors" included in AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which item is incorporated by reference in this section.

                                      1A-5

PART I, ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

                                      None.



                                      1B-1

PART I, ITEM 2.

                                   PROPERTIES

FINANCIAL ADVISORY/INSURANCE

AXA Financial Group leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as AXA Financial's, AXA Equitable's and MONY Life's headquarters. AXA Financial Group also has the following significant office space leases: 570,000 square feet in Syracuse, NY, under a lease that expires in 2008 for use as an annuity operations and service center; 244,000 square feet in Secaucus, NJ, under a lease that expires in 2007 for use as an annuity operations and service center; and 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use as a life insurance operations and service center. AXA Financial Group owns an office building of approximately 22,000 square feet in Harrisburg, PA that houses AXA Network personnel. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Note 21 of Notes to Consolidated Financial Statements.

AXA Financial Group subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to AXA Equitable.

INVESTMENT MANAGEMENT

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. AllianceBernstein currently occupies approximately 783,321 square feet of space at this location. AllianceBernstein also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2016, approximately 143,409 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2008. AllianceBernstein also occupies approximately 134,261 square feet of space in Secaucus, NJ and approximately 92,067 square feet of space in San Antonio, TX under leases expiring in 2016 and 2009, respectively. AllianceBernstein also leases other property both domestically and abroad for its operations.

                                      2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 20 of Notes to Consolidated Financial Statements for the year ended December 31, 2005 (Part II, Item 8 of this report) are incorporated herein by reference.


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

             Omitted pursuant to General Instruction I to Form 10-K.


                                      4-1

PART II, ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY,
                         RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2005, AXA Financial was an indirect wholly owned subsidiary of AXA and there is no established public market for AXA Financial's common equity.

AXA Financial did not pay any shareholder dividends in 2005 or 2004. For information on AXA Financial's present and future ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this report) and Note 22 to Notes to Consolidated Financial Statements (Part II, Item 8 of this report).


                                      5-1

PART II, ITEM 6.

                             SELECTED FINANCIAL DATA

             Omitted pursuant to General Instruction I to Form 10-K.


                                      6-1

Part II, Item 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for AXA Financial Group that follows should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements and information discussed under "Forward-looking Statements" and "Risk Factors" included elsewhere in this Form 10-K.

GENERAL

In December 2005, AXA Financial Group sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Advest, to Merrill Lynch for $400 million in cash subject to adjustment in certain circumstances. AXA Financial Group recognized a pre-tax loss of $1.4 million, a post-tax loss of $85.4 million and a $189.1 million reduction in goodwill. This reduction in goodwill represented approximately 31% of total goodwill related to the MONY Acquisition in 2004. Formerly part of the Financial Advisory/Insurance segment, Advest's results of operations in 2005 and 2004 and the loss on its sale are reported as discontinued operations in the consolidated financial statements and related footnotes. For further information, see Note 2 of Notes to Consolidated Financial Statements, contained elsewhere herein. Unless otherwise indicated, amounts in this management narrative exclude the effects of Advest.

The consolidated and segment earnings narratives that follow discuss the results for 2005 compared to the 2004 results. The results of the MONY Companies for 2005 and for the third and fourth quarters of 2004 are included in the Financial Advisory/Insurance segment's 2005 and 2004 results, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings for AXA Financial Group totaled $1.07 billion for 2005 compared to $944.9 million for 2004. Net earnings included the net (loss) earnings of Advest of $(6.7) million in 2005 and $1.2 million in the second half of 2004 and the post-tax loss of $85.4 million on the sale of Advest in 2005 all reported as discontinued operations. Net earnings for 2004 included a $53.2 million net gain related to a reduction of certain state tax liabilities associated with the 2000 sale of Donaldson, Lufkin and Jenrette, Inc., and post-tax gains of $31.1 million from the sale of real estate held-for-sale, reported as discontinued operations. In first quarter 2004, AXA Financial Group recorded a $4.0 million charge (net of related income taxes of $2.2 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. For further information, see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

Earnings from continuing operations were $1.15 billion, an increase of $295.2 million from 2004. This increase in 2005 included an after-tax increase of $152.7 million related to the incremental impact of the MONY Companies' operations acquired on July 7, 2004, from $21.1 million in the second half of 2004 to $173.8 million in 2005. The incremental impact of the MONY Companies' operations included management's estimate of the expense savings of the Financial Advisory/Insurance segment resulting from the integration of MONY's operations and excluded MONY-related integration expenses and the cost of funding the acquisition.

Earnings from continuing operations before income taxes and minority interest were $2.09 billion for 2005, an increase of $541.9 million from the $1.54 billion reported in 2004. The increase resulted from a $187.9 million increase in the Investment Management segment and a $353.1 million increase in the Financial Advisory/Insurance segment. The increase for the Financial Advisory/Insurance segment in 2005 included an increase of approximately $229.6 million related to the incremental impact of the MONY Companies' operations acquired on July 7, 2004. The 2005 contribution was $273.0 million as compared to $41.4 million for the second half of 2004. The references to the MONY Companies below in this management narrative reflect the contribution of the MONY Companies' to the consolidated results of operations on a legal entity basis.

Income tax expense totaled $597.0 million in 2005 as compared to the $395.1 million reported in 2004. The $104.0 million and $97.9 million respective tax increases in the Financial Advisory/Insurance and Investment Management segments resulted principally from increased earnings in both business segments.

Total revenues increased $1.45 billion to $10.96 billion in 2005 from $9.51 billion in 2004 primarily due to a $1.27 billion increase in the Financial Advisory/Insurance segment, with the MONY Companies contributing $843.4

                                      7-1
million to that increase with revenues of $1.76 billion in 2005 and $915.2 million in the second half of 2004. Excluding the effect of the MONY Companies, the remaining 2005 increase of $424.7 million principally resulted from $293.9 million higher policy fee income, $106.8 million higher commissions, fees and other income, $38.8 million higher net investment income and $31.4 million higher premiums in 2005 as compared to 2004, partially offset by $46.2 million lower investment gains. The $177.5 million increase in investment advisory and services fees at AllianceBernstein contributed to the $200.3 million increase in the Investment Management segment's revenues.

Total benefits and other deductions were $8.88 billion in 2005, a $910.6 million increase as compared to $7.97 billion in 2004. The Financial Advisory/Insurance segment increase of $915.0 million was primarily due to the $668.0 million MONY Companies increase in benefits and other deductions to $1.54 billion in 2005 from $875.1 million in the second half of 2004. There was a $12.4 million increase in the Investment Management segment's benefits and other deductions as higher compensation and benefits at AllianceBernstein were offset by lower distribution plan payments, amortization of deferred sales commissions and other operating expenses.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

FINANCIAL ADVISORY/INSURANCE.

              FINANCIAL ADVISORY/INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                            2005              2004
                                                                       ---------------   --------------
Universal life and investment-type product policy fee income.........  $   2,090.2       $  1,697.8
Premiums.............................................................      1,648.8          1,275.8
Net investment income................................................      3,152.6          2,732.5
Investment gains, net................................................         13.6             73.0
Commissions, fees and other income...................................        890.9            748.9
                                                                       ---------------   --------------
     Total revenues..................................................      7,796.1          6,528.0
                                                                       ---------------   --------------
Policyholders' benefits..............................................      2,842.4          2,405.7
Interest credited to policyholders' account balances.................      1,206.9          1,108.3
Compensation and benefits............................................      1,019.8            967.8
Commissions..........................................................      1,123.3            934.1
Interest expense.....................................................        189.8            147.4
Amortization of DAC and VOBA.........................................        682.0            510.1
Capitalization of DAC................................................     (1,347.6)        (1,116.1)
Rent expense.........................................................        113.7            102.8
Amortization of other intangible assets, net.........................         11.7              7.7
All other operating costs and expenses...............................        728.3            587.5
                                                                       ---------------   --------------
        Total benefits and other deductions..........................      6,570.3          5,655.3
                                                                       ---------------   --------------

Earnings from Continuing Operations before Income Taxes..............  $   1,225.8       $    872.7
                                                                       ===============   ==============

In 2005, pre-tax earnings from continuing operations in the Financial Advisory/Insurance segment increased $353.1 million to $1.23 billion as compared to $872.7 million in 2004. Pre-tax earnings increased by $175.4 million due to the increase in MONY Companies' earnings and higher policy fee income, commissions, fees and other income and premiums partially offset by increases in commissions and all other operating costs and expenses.

Revenues. In 2005, segment revenues increased $1.27 billion over the prior year with $843.4 million which included revenues from MONY Companies of $1.76 billion and $915.2 million during 2005 and the second half of 2004, respectively. When the MONY Companies' contributions are excluded, the segment's remaining $424.7 million increase was due to higher policy fee income, commissions, fees and other income, net investment income and premiums, partially offset by lower investment gains, net.

Excluding the $98.5 million increase in MONY Companies' policy fee income ($200.9 million in 2005 from $102.4 million for the second half of 2004), policy fee income grew to $1.89 billion in 2005 as compared to $1.60 billion in the prior year. This $293.9 million increase resulted from fees earned on higher average Separate Account balances resulting from positive net cash flows and market appreciation.

                                      7-2

Premiums totaled $1.65 billion for 2005, $373.0 million higher than in 2004, principally due to the $341.6 million increase in MONY Companies' premiums to $709.1 million from $367.5 million, respectively, in 2005 and the second half of 2004.

Net investment income increased $420.1 million, with $381.3 million of the increase attributed to the MONY Companies. When the MONY Companies' investment income of $694.1 million and $310.1 million earned in 2005 and the second half of 2004, respectively, are excluded, the remaining $38.8 million increase was primarily due to $16.2 million of income in 2005 related to interest rate swaps as compared to $12.9 million of losses in 2004, and $4.9 million lower net losses on derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts. AXA Equitable's investment income on its portfolio decreased slightly principally due to lower yields on higher fixed maturities and mortgage portfolio balances resulting from lower reinvestment rates.

Investment gains totaled $13.6 million in 2005 as compared with $73.0 million in 2004. The MONY Companies investment gains decreased $13.2 million, to $1.7 million in 2005 from $14.9 million in the last six months of 2004. When the MONY Companies' investment gains are excluded, the remaining $46.2 million decrease in investment gains was principally due to lower gains on sales of other equity investments. Lower gains on sales of fixed maturities, $42.3 million in 2005 as compared to $65.3 million in 2004, were partially offset by lower writedowns on AXA Equitable's General Account fixed maturity securities, $31.2 million in 2005 compared to $36.4 million in 2004.

The commissions, fees and other income increase of $142.0 million to $890.9 million in 2005 included the $35.2 million increase for the MONY Companies, to $155.5 million in 2005 and from $120.3 million in the second half of 2004. When the MONY Companies' commissions, fees and other income are excluded, the remaining $106.8 million increase was principally due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base and to higher fees related to higher mutual fund sales partially offset by a smaller increase in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB contracts are considered derivatives and are reported at fair value. The 2005 increase in fair value was $42.7 million as compared to the $61.0 million increase recorded in 2004.

Benefits and Other Deductions. Total benefits and other deductions for the Financial Advisory/Insurance segment increased $915.0 million to $6.57 billion in 2005 as compared to $5.67 billion in 2004. The MONY Companies' total benefits and other deductions in 2005 and the second half of 2004 were $1.54 billion and $875.1 million, an increase of $668.0 million. When the MONY Companies' total benefits and other deductions are excluded, the remaining $247.0 million increase was principally the result of an increase of $121.5 million in all other operating costs and expenses and $112.6 million higher commissions.

Policyholders' benefits were $2.84 billion in 2005, a $436.7 million increase from 2004. This increase included a $428.5 million increase for the MONY Companies, to $950.9 million in 2005 from $522.4 million during the second half of 2004. When the MONY Companies' impact is excluded, policyholders' benefits for the segment increased $8.2 million as the $16.8 million settlement of outstanding issues with one life reinsurer in third quarter 2005 resulting in the release of $46.8 million of reserves and lower individual death claims were more than offset by higher GMDB/GMIB benefits and reserves due to the growth in business and higher benefits and reserves in the reinsurance assumed and individual health product lines.

Interest credited to policyholders' account balances increased $98.6 million to $1.21 billion in 2005 primarily due to the $71.2 million increase for the MONY Companies, to $141.4 million in 2005 as compared to $70.2 million for the second half of 2004. When the MONY Companies' increase is excluded, interest credited increased $27.4 million as the impact of lower crediting rates was more than offset by higher policyholder account balances.

Compensation and benefits for the Financial Advisory/Insurance segment increased $52.0 million to $1.02 billion in 2005 as compared to $967.8 million in 2004. The MONY Companies' compensation related costs for 2005 and the second half of 2004 totaled $127.8 million and $83.3 million, respectively, an increase of $44.5 million. When the MONY Companies' compensation and benefits amounts are excluded, the remaining $7.5 million increase was primarily due to higher benefits and taxes resulting from an adjustment of the survivor income benefits liability of $28.5 million related to prior periods, an increase of $35.8 million in the Stock Appreciation Rights liability in 2005 as compared to the $16.2 million increase in 2004 offset by a decrease in employee compensation. Employee compensation and benefits in 2004 included a $45.6 million charge for severance costs and benefits related to non- MONY staff reductions associated with the MONY integration in 2004.

                                      7-3

For 2005, commissions increased $189.2 million to $1.12 billion from $934.1 million in 2004, with the MONY Companies' accounting for $76.6 million of the increase ($206.6 million in commissions in 2005 as compared to $130.0 million in the second half of 2004). When the MONY Companies' commissions are excluded, the remaining $112.6 million increase was due to higher sales of life and annuity products and higher asset-based commissions.

Deferred policy acquisition costs ("DAC") and valuation of business acquired ("VOBA") amortization increased to $682.0 million in 2005, up $171.9 million from $510.1 million in 2004. When the $80.5 million and $37.3 million of DAC and VOBA amortization for the MONY Companies in 2005 and the second half of 2004, respectively, are excluded, the remaining increase of $128.7 million was primarily attributed to higher current margins in products that are DAC reactive and lower favorable DAC unlocking in 2005 compared to 2004. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon the completion of a comprehensive lapse study. In 2004, DAC unlocking resulted from the recognition of higher estimated future margins driven by higher fees related to variable life insurance and annuity contracts. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2005 than in 2004.

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

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience. Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC and VOBA on these products relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.88% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.88% net of product weighted average Separate Account fees) and 0% (-2.12% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2005, current projections of future average gross market returns for purposes of this approach assume a 3.5% return for 2006, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 5 quarters.

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

DAC capitalization increased $231.5 million from $1.12 billion in 2004 to $1.35 billion in 2005 with the MONY Companies accounting for $148.2 million and $100.2 million in 2005 and the second half of 2004, respectively. When the MONY Companies' $48.0 million increase is excluded, the remaining $183.5 million increase was

                                      7-4
principally due to higher sales of interest sensitive life products partially offset by lower variable annuity sales primarily in the wholesale distribution channel.

Interest expense increased $42.4 million to $189.8 million in 2005. There was a $12.4 million increase in the MONY Companies interest expense, to $30.5 million from $18.1 million in 2005 and the second half of 2004, respectively; the remaining increase was due to the allocation of higher interest expense related to higher debt at AXA Financial due to debt incurred and assumed in connection with the MONY Acquisition in third quarter 2004 and the purchase of AXA ADR call options and AllianceBernstein units in fourth quarter 2004.

All other operating cost and expenses totaled $728.3 million in 2005, an increase of $140.8 million, with the MONY Companies contributing $114.3 million and $95.0 million in 2005 and the second half of 2004, respectively. When the MONY Companies' $19.3 million increase in these expenses are excluded, the remaining $121.5 million difference was primarily due to increases in EQAT and VIP Trust subadvisory fees due to higher asset levels, higher premium taxes due to higher life premiums, higher medical fees related to new business and increases in consulting and travel expenditures. These increases were partially offset by the absence of the $33.0 million write-off of capitalized software by AXA Equitable in 2004 related to the MONY integration.

Premiums and Deposits. First year premiums and deposits for life insurance and annuity products in 2005 increased from prior year levels by $774.8 million to $10.22 billion while total premiums and deposits increased $1.32 billion to $15.75 billion. The MONY Companies' first year premium and deposits for these product lines were $644.7 million and $355.7 million, respectively, while total premiums and deposits were $1.72 billion and $900.3 million, respectively, in 2005 and the second half of 2004. When the MONY Companies' totals are excluded from the comparison, total annuity premiums and deposits in 2005 increased $565.3 million with higher first year sales of $269.6 million and $179.7 million in the retail and wholesale distribution channels, respectively. First year life premiums and deposits increased $167.5 million to $582.5 million including the MONY distribution channels' sales of $257.8 million and higher sales of interest sensitive life products. Total sales of mutual funds and fee-based assets gathered increased $852.3 million to $5.08 billion in 2005, including $1.40 billion and $749.2 million attributed to the MONY Companies in 2005 and the second half of 2004, respectively.

Surrenders and Withdrawals. Total policy and contract surrenders and withdrawals increased $1.37 billion to $7.83 billion during 2005 compared to $6.46 billion in 2004. For 2005, the MONY Companies product surrenders and withdrawals were $1.05 billion as compared to $447.2 million for the six months ended December 31, 2004. When the MONY product surrenders and withdrawals are excluded, surrenders and withdrawals in 2005 totaled $6.78 billion as an increase of $1.07 billion for individual annuity products was partially offset by decreases of $287.4 million and $12.2 million being reported for variable and interest sensitive life and traditional life products, respectively. The annuity surrender rates increased from 8.2% in 2004 to 8.6% in 2005, including the impact of two large surrenders in 2005. The segment's individual life surrender rate decreased to 4.2% in 2005 from 5.0% in the prior year. The 2005 individual life surrender rate included the impact of the surrender of a single large MONY company owned life insurance ("COLI") policy in fourth quarter 2005 while the 2004 surrender rate included the impact of the surrender of a single large AXA Equitable COLI policy in first quarter 2004 and a large partial withdrawal from an AXA Equitable COLI contract in third quarter 2004. The trends in surrenders and withdrawals continue to fall within the range of expected experience.

                                      7-5

INVESTMENT MANAGEMENT.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein's operations.

                  INVESTMENT MANAGEMENT - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                          2005          2004
                                                      ------------  ------------
Revenues:
  Investment advisory and services fees (1).........  $  2,290.9    $  2,113.4
  Distribution revenues.............................       397.8         447.3
  Institutional research services...................       321.3         303.6
  Shareholder servicing fees........................        99.4         116.0
  Other revenues, net (1)...........................       158.0          86.8
                                                      ------------  ------------
      Total revenues................................     3,267.4       3,067.1
                                                      ------------  ------------
Expenses:
  AllianceBernstein employee compensation
    and benefits....................................     1,263.5       1,085.1
  Promotion and servicing:
     Distribution plan payments.....................       292.0         374.2
     Amortization of deferred sales commissions.....       132.0         177.4
     Other promotion and servicing expenses.........       198.0         202.3
  AllianceBernstein interest expense................        25.1          24.2
  Amortization of other intangible assets, net......        20.7          20.7
  Other operating expenses..........................       475.5         510.5
                                                      ------------  ------------
      Total expenses................................     2,406.8       2,394.4
                                                      ------------  ------------
Earnings from Continuing Operations before
    Income Taxes and Minority Interest..............  $    860.6    $    672.7
                                                      ============  ============

(1) Includes fees earned by AllianceBernstein totaling $41.3 million and $38.9 million in 2005 and 2004, respectively, for services provided to the Insurance Group.

In 2005, AllianceBernstein completed three dispositions. In June 2005, Federated Investors, Inc. acquired AllianceBernstein's cash management services. As a result of this transaction, $19.3 billion in assets under management ("AUM") from 22 of the third-party distributed money market funds were transitioned into Federated money market funds. Gross proceeds of $25.0 million were offset by a gain contingency of $7.5 million and approximately $6.1 million of transaction expenses resulting in a net gain of $11.4 million reported in Other revenues, net in this segment's results of operations. The gain contingency is a "clawback" provision that requires AllianceBernstein to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fall below a certain percentage of initial assets transferred at closing.

In third quarter 2005, a 75% owned Indian subsidiary whose principal activity was acting as an investment advisor to AllianceBernstein sponsored mutual funds, transferred its rights to manage the mutual funds to Birla Sun Life. The gross gain of $11.7 million, reported in Other revenues, net, was offset by severance, incentive compensation, fixed asset writedowns, minority interest, and income tax expenses totaling approximately $6.4 million.

On December 31, 2005, Investec Asset Management (Proprietary) Ltd. acquired AllianceBernstein's interest in its South African domestic fund management subsidiary. The $8.9 million proceeds consisted of a $7.4 million initial cash payment received in January 2006 and an additional $1.5 million to be received upon completion of an audit of the subsidiary's net assets at closing. In addition, a performance fee price adjustment will be made based on the impact of the positive or negative performance on selected institutional accounts being shared pro rata between AllianceBernstein and Investec. In fourth quarter 2005, a $7.0 million net gain after deducting transaction expenses was reported in Other revenues, net for the Investment Management segment.

Revenues. The Investment Management segment's pre-tax earnings from continuing operations for 2005 were $860.6 million, an increase of $187.9 million from the prior year. Revenues totaled $3.27 billion in 2005, an increase of $200.3 million from 2004, as a $177.5 million increase in investment advisory and services fees, $17.7 million higher institutional research services revenues and the $71.2 million increase in other revenues, net were

                                      7-6
partially offset by $49.5 million lower distribution revenues and $16.6 million lower shareholder servicing fees. Investment advisory and services fees include base fees, brokerage transaction charges and performance fees. The 2005 increase in investment advisory and services fees primarily resulted from higher average AUM in the institutional and private client distribution channels partially offset by the disposition of its cash management services in the retail channel. These increases were partially offset by $85.0 million lower transaction charges in 2005 as management implemented a restructuring in the first half of 2005 that eliminated transaction charges for most private clients while raising base fees. The increase in performance fees from $92.6 million in 2004 to $131.9 million in 2005 was principally due to strong investment performance in hedge funds, equity value and style blend investment services in 2005. The increase in institutional research services revenues was due to higher market share, higher average daily volumes in both the U.S. and U.K. stock markets and pricing increases in the U.K. partially offset by pricing declines in the U.S. The increase in Other revenues, net in 2005 was principally due to gains from the three 2005 dispositions as well as a $23.8 million increase in brokerage interest and dividends and interest on AllianceBernstein's deferred compensation investments. The decrease in distribution revenues in 2005 was principally due the disposition of AllianceBernstein's cash management services in second quarter 2005.

Other Operating Expenses. The segment's total expenses were $2.41 billion in 2005, compared to $2.39 billion in 2004, an increase of $12.4 million as the $178.4 million increase in AllianceBernstein employee compensation and benefits was partially offset by a $131.9 million decrease in promotion and servicing expenses. The increase in AllianceBernstein employee compensation and benefits in 2005 as compared to 2004 was due to increases in all components of compensation and benefits. Base compensation, fringe benefits and other employment costs increased $44.7 million in 2005 primarily due to merit increases and additional headcount. Incentive compensation in 2005 increased $90.8 million due to higher short-term incentive compensation reflecting higher earnings and higher amortization of deferred compensation, due to vesting of prior year awards. Commission expense increased $42.9 million in 2005 reflecting higher revenues across all distribution channels. The $131.9 million decrease in 2005 promotion and servicing expenses was primarily due to $82.2 million lower distribution plan payments largely due to the disposition of its cash management services in second quarter 2005 and $45.4 million lower amortization of deferred sales commissions resulting from lower sales of back-end load shares. Other operating expenses decreased $35.0 million primarily due to $14.6 million lower legal costs as a result of insurance recoveries, a $12.9 million lower loss on disposal of fixed assets and the absence of minority interests on a FIN 46 (R) VIE deconsolidated in 2004.

ASSETS UNDER MANAGEMENT

A breakdown of AXA Financial Group's AUM follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                       DECEMBER 31,
                                             --------------------------------
                                                   2005             2004
                                             ---------------  ---------------
Third party (1)...........................    $    513,499     $   473,791
General Account and other (2).............          55,389          56,505
Insurance Group Separate Accounts.........          74,552          65,890
                                             ---------------  ---------------
    Total Assets Under Management.........    $    643,440     $   596,186
                                             ===============  ===============

(1) Includes $24.08 billion and $22.62 billion of assets managed on behalf of AXA affiliates at December 31, 2005 and 2004, respectively. Also included in 2005 and 2004 are $13.30 billion and $12.48 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2) Includes invested assets of AXA Financial Group not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $9.39 billion and $12.37 billion at December 31, 2005 and 2004, respectively, as well as mortgages and equity real estate totaling $5.71 billion and $5.96 billion at December 31, 2005 and 2004, respectively.

Third party AUM increased $39.71 billion to $513.50 billion in 2005 primarily due to increases at AllianceBernstein, with the MONY Companies contributing $4.79 billion and $6.83 billion at December 31, 2005 and 2004, respectively. General Account and other AUM decreased $1.12 billion from the total reported in 2004 primarily due to a $1.22 billion decrease in the General Account due to the effect of the rising interest rate environment in 2005 on the fair value of the bond portfolio. The $8.66 billion increase in Insurance Group Separate Accounts AUM in 2005 resulted from market appreciation and net new deposits.

                                      7-7

AllianceBernstein's AUM increased $39.79 billion to $578.55 billion in 2005 from $538.76 billion in 2004; with $42.7 billion of the increase resulting from market appreciation due to equity market gains and $27.5 billion due to net asset inflows offset by the $30.4 billion in dispositions resulting from the three divestures during 2005. Active equity growth and active equity value account AUM, which comprise 66.4% of AllianceBernstein's total AUM at December 31, 2005, increased by 21.7%, while active fixed income account AUM decreased by 15.1%. Net inflows in 2005 were $19.7 million, $6.7 million and $1.1 million, respectively, in the institutional investment management private client and retail channels. Non-U.S. clients accounted for 30.8% of AllianceBernstein's December 31, 2005 AUM total.

DISCONTINUED OPERATIONS - WIND-UP ANNUITIES

Earnings from Wind-up Annuities of $15.2 million in 2005 as compared to $7.9 million in 2004 reflect releases of the allowance for future losses due primarily to improved actual and projected investment results.

LIQUIDITY AND CAPITAL RESOURCES

AXA FINANCIAL

AXA Financial paid no cash dividends in 2005 and 2004.

On July 7, 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively. The $1.28 billion in proceeds from these borrowings were used to fund the MONY acquisition. The Subordinated Notes have a maturity date of July 15, 2019 and a floating interest rate, which resets semiannually on July 15 and January 15. Concurrently, AXA Financial entered into an interest rate swap with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. Including the impact of the swap, the 2005 and 2004 interest costs related to these Subordinated Notes were approximately $65.4 million and $32.2 million, respectively.

On July 8, 2004, AXA Financial Group completed its acquisition of MONY and paid, or made provisions to pay, MONY shareholders approximately $1.5 billion, representing $31 in cash for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share.

At December 31, 2005, former MONY stockholders holding approximately 3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY acquisition), have demanded appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The fair value of shares of MONY common stock to be determined in the appraisal process, which is the amount that will be payable by AXA Financial Group to the holders of shares subject to the appraisal, could be greater or less than the $31.00 per share paid to former MONY stockholders who did not demand appraisal under Delaware law. See Notes 2 and 20 of Notes to Consolidated Financial Statements.

On July 9, 2004, AXA and certain of its subsidiaries, including AXA Financial Group, entered into a (a)3.5 billion global revolving credit facility and a $650 million letter of credit facility, which mature on July 9, 2009, with a group of 30 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial Group for general corporate purposes, while the letter of credit facility makes up to $500 million available to AXA Financial (Bermuda) Ltd., an AXA Financial subsidiary. On June 8, 2005, AXA and its subsidiaries amended their 2004 global revolving credit facility and letter of credit facility: the maturity was extended to June 8, 2012 and the letter of credit was increased to $1.0 billion with a group of 27 banks and other lenders. Under the amended agreements, the amount available to AXA Financial (Bermuda) Ltd. under the letter of credit facility increased to $850.0 million.

On November 29, 2004, AXA Financial borrowed an additional $88.9 million from AXA. This short-term note, repaid on May 29, 2005, bore interest at a rate of 2.76%. Proceeds were used to fund the purchase of AXA ADR call options to hedge options to purchase AXA ADRs granted to employees and financial professionals by AXA Financial.

In connection with AllianceBernstein's acquisition of Bernstein, AXA Financial agreed to provide liquidity to the former Bernstein shareholders after a two-year lockout period that ended October 2002. In fourth quarter 2002, a subsidiary of AXA Equitable, as designee of AXA Financial, acquired 8.16 million of these AllianceBernstein Units

                                      7-8
at the aggregate market price of $249.7 million; there were no acquisitions in calendar 2003. In March and December 2004, AXA Financial Group acquired a total of 16.3 million AllianceBernstein Units for an aggregate market price of $635.7 million, increasing its economic interest in AllianceBernstein to 61.1% at December 31, 2005. There were no acquisitions in calendar year 2005. The remaining 16.3 million AllianceBernstein Units still held by the former Bernstein shareholders at December 31, 2005 may be sold to AXA Financial at the prevailing market price over the remaining four years ending in 2009. Generally, not more than 20% of the original Units issued to the former Bernstein shareholders may be put to AXA Financial in any one annual period.

To fund its December 2004 AllianceBernstein Units purchase, AXA Financial borrowed an additional $200.0 million from AXA on December 20, 2004. This loan has a maturity date of June 20, 2006 and a floating interest rate of 6 month LIBOR plus 15 basis points that resets every 6 months. AXA Financial paid interest of approximately $6.8 million in 2005.

During the third and fourth quarters of 2004, MONY Life and its subsidiaries, MLOA and USFL, experienced declines in statutory surplus caused by first year statutory business strain, costs associated with integration following the acquisition by AXA Financial and the establishment of additional liabilities for statutory purposes on level term business written by USFL due to updated mortality assumptions. Until fourth quarter 2004, USFL had addressed its statutory surplus requirements for level premium term life insurance through a 90% modified coinsurance ("MODCO") arrangement with MLOA.

In order to strengthen the statutory surplus positions of MONY Life, MLOA and USFL, AXA Financial completed the following transactions in December 2004:

   o USFL recaptured all of the term life policies in force as of December 31, 2004 that had previously been assumed by MLOA under the MODCO agreement.
   o AXA Financial contributed AllianceBernstein Units to MLOA that increased MLOA's statutory surplus by $37.2 million.
   o AXA Financial contributed cash to USFL, increasing USFL's statutory surplus by $22 million.
   o AXA Financial contributed cash and AllianceBernstein Units to MONY Life (including the contributions made to MLOA and USFL) that increased MONY Life's statutory surplus by $220.3 million.
   o USFL reinsured 100% of its level premium term business in force as of December 31, 2004 with AXA Financial (Bermuda), Ltd., a wholly owned subsidiary of AXA Financial Group.

USFL's MODCO reinsurance arrangement with MLOA remained in effect for the interest-sensitive life insurance policies in force at December 31, 2004, as well as for new interest-sensitive life and level premium term life insurance business issued during 2005. This MODCO agreement was terminated as of December 31, 2005. In connection with the termination, USFL recaptured the reinsured universal life business in force as of December 31, 2005 and unwound the reinsurance to MLOA of the level premium term business issued during 2005. USFL reinsured 100% of its 2005 level premium term business in-force at year-end with AXA Financial (Bermuda), Ltd. These 2004 and 2005 intercompany transactions and adjustments to statutory liabilities mentioned above had no impact on AXA Financial Group's consolidated results of operations or financial position.

In December 2005, AXA Financial issued a note to AXA in the amount of $100.0 million with an interest rate of 4.59% and a maturity date of February 13, 2006. The proceeds from this borrowing were used to pay for the exercise of the call options on AXA ADRs to fund employee stock benefit plans.

In February 2006, management received board authorization to prepay the $300.0 million Insured Notes issued by MONY Holdings. AXA Financial intends to cause these Insured Notes to be prepaid in full during 2006 with a combination of available funds and affiliate borrowings.

AXA Financial's cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits, the obligation to provide liquidity to the former Bernstein shareholders and providing funding to certain non-Insurance Group subsidiaries to meet their capital requirements. In 2005, AXA Financial repaid its $88.9 million short-term note to AXA. In 2004, AXA Financial repaid $300.0 million of its long-term debt. Pre-tax debt service totaled $170.2 million and $130.0 million in 2005 and 2004, respectively, while general and administrative expenses were $28.7 million and $43.4 million, respectively. Due to AXA Financial's December 1999 assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, AXA Financial paid $71.2 million and $67.9 million in benefits, all of which was reimbursed by subsidiaries of AXA Financial, in 2005 and 2004, respectively.

Sources of Liquidity. At December 31, 2005 and 2004, respectively, AXA Financial held cash and short-term investments and U.S. Treasury securities of approximately $83.7 million and $299.5 million as well as investment grade publicly traded bonds totaling $2.2 million and $0.4 million. Other primary sources of liquidity for AXA Financial include (i) dividends from AXA Equitable and the MONY Companies (ii) distributions from AllianceBernstein, (iii) dividends, distributions or sales proceeds from less liquid investment assets and (iv) borrowings from AXA. In both 2005 and 2004, AXA Financial received $500 million of dividends from AXA

                                      7-9

Equitable. Cash distributions from AllianceBernstein totaled $101.7 million and $49.0 million in 2005 and 2004, respectively. Cash distributions in 2004 were lower as a result of the market timing settlements at AllianceBernstein. Cash dividends of $38.0 million and $18 million were paid to AXA Financial by the MONY Companies in 2005 and 2004, respectively, since their acquisition in July 2004. AXA Financial held common stock and less liquid investment assets having an aggregate carrying value of approximately $7.5 million at December 31, 2005 as compared to $25.1 million at December 31, 2004.

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

THE INSURANCE GROUP

The principal sources of the Insurance Group's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities, sales of other General Account Investment Assets, borrowings from third-parties and affiliates and dividends and distributions from subsidiaries.

The Insurance Group's liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the liabilities of discontinued operations; shareholder dividends to AXA Financial; and operating expenses, including debt service. The Insurance Group's liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

Sources of Liquidity. The Insurance Group's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.

Other liquidity sources include dividends and distributions from AllianceBernstein. In 2005, the Insurance Group received cash distributions from AllianceBernstein and AllianceBernstein Holding of $387.1 million as compared to $174.2 million in 2004. Cash distributions in 2004 were lower as a result of the market timing settlements at AllianceBernstein.

Liquidity Requirements. The Insurance Group's liquidity needs are affected by fluctuations in mortality, other benefit payments and policyholder directed transfers from General Account to Separate Account investment options and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Financial Advisory/Insurance," as well as by dividends to its shareholder. In both 2005 and 2004, AXA Equitable paid shareholder dividends totaling $500.0 million.

In December 2005, AXA Equitable repaid its $400.0 million 6.95% Surplus Note at maturity using the proceeds from the $325.0 million 6% Surplus Note issued to AXA Financial, which matures in 2035.

ALLIANCEBERNSTEIN

AllianceBernstein's principal sources of liquidity have been cash flows from operations and proceeds from the issuance, both publicly and privately, of debt and AllianceBernstein Units. AllianceBernstein requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes. On January 4, 2006 and 2005, respectively, AllianceBernstein deposited an additional $49.1 million and $340.8 million in U.S. Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements. AllianceBernstein's $400 million 5.625% Senior Notes mature in August 2006 and are redeemable at any time. AllianceBernstein intends to use cash flow from operations to retire its Senior Notes at maturity.

In 2005, AllianceBernstein completed several transactions involving its domestic and foreign business operations. These dispositions, described in "Results of Continuing Operations by Segment - Investment Management" included elsewhere in this management narrative, are not expected to have a material impact on the Investment Management segment's future results of operations, cash flow or liquidity.

AllianceBernstein has an $800.0 million five-year revolving credit facility entered into in September 2002 with a group of commercial banks and other lenders. Of the total, $425.0 million provides back-up liquidity for AllianceBernstein's $425.0 million commercial paper program, with the balance available for general purposes. The facility's interest rate, at AllianceBernstein's option, is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal funds rate. On February 17, 2006, AllianceBernstein replaced the existing

                                      7-10
arrangement with a new $800.0 million five-year revolving credit facility with substantially the same terms. To supplement its commercial paper program, AllianceBernstein maintains a $100 million Extendible Commercial Notes ("ECN") program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. No amounts were outstanding at December 31, 2005 under any of these programs.

Certain of AllianceBernstein's deferred and other compensation plans provide for the election by participants to notionally invest in AllianceBernstein Holding units or AllianceBernstein sponsored mutual funds. From time to time, AllianceBernstein will fund participant elections. In 2005 and 2004, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $33.3 million and $45.1 million for such plans.

Management believes AllianceBernstein's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its capital and general business requirements. For further information, see AllianceBernstein's Annual Report on Form 10-K for the year ended December 31, 2005.

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in several ventures and transactions with AXA and certain of its affiliates. At December 31, 2005, AXA Equitable had outstanding a $400.0 million, 5.89% loan to AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. AllianceBernstein provides investment management and related services to AXA, AXA Financial Group and certain of their subsidiaries and affiliates. In 2001, AllianceBernstein entered into joint ventures with an Australian affiliate of AXA and recognized management fees of $20.6 million, $19.8 million and $15.0 million in 2005, 2004 and 2003, respectively. AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements. Payments by AXA Financial and AXA Equitable to AXA totaled approximately $33.8 million and $31.6 million in 2005 and 2004, respectively. See Notes 15 and 23 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein's Report on Form 10-K for the year ended December 31, 2005 for information on related party transactions.

A schedule of future payments under certain of AXA Financial Group's consolidated contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2005
                                  (IN MILLIONS)

                                                                    Payments Due by Period
                                                    -------------------------------------------------
                                                     Less than                               Over
                                        Total          1 year    1 - 3 years  4 - 5 years   5 years
                                    -------------   -----------  -----------  -----------  ----------
Contractual obligations:
   Long-term debt.................. $   2,289.6     $    400.0    $   284.3    $    833.4   $   771.9
   Operating leases................     1,520.7          186.4        344.3         281.9       708.1
   Employee benefits...............     3,011.2          280.5        585.8         613.3     1,531.6
                                    -------------   -----------  -----------  -----------  ----------
     Total Contractual
       Obligations................. $   6,821.5     $    866.9    $ 1,214.4    $  1,728.6   $ 3,011.6
                                    =============   ===========  ===========  ===========  ==========

Interest on long-term debt will be approximately $148.3 million, $131.9 million, $117.3 million, $110.9 million and $97.0 million in 2006, 2007, 2008, 2009 and
2010, respectively, while interest on borrowings from AXA and other AXA affiliates will be approximate $75.1 million in 2006 and $65.4 million per annum in 2007 through 2010. AXA Financial has long-term loans outstanding from AXA and certain AXA affiliated totaling $1.28 billion with a 2019 maturity date. AXA Financial Group also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

Certain of AllianceBernstein's deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in AllianceBernstein Holding units and in company-sponsored mutual funds. Since January 1, 2006, AllianceBernstein made purchases of mutual funds totaling $208 million to fund its future obligations resulting from participant elections with respect to 2005 awards. During fourth quarter

                                      7-11

2005, AllianceBernstein purchased AllianceBernstein Holding units with an aggregate value of approximately $16.3 million; these units were held in a deferred compensation trust at December 31, 2005 to fund its future obligations to participants who elected to notionally invest a portion of their 2005 awards in such units. At year-end 2005, AllianceBernstein had a $173.9 million accrual for compensation and benefits, of which $115.1 million is expected to be paid in 2007-2008, $29.0 million in 2009-2010 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $22.0 million in each of the next four years. AllianceBernstein currently expects to contribute an estimated $3.0 million to its qualified, noncontributory, defined benefit plan during 2006.

In addition, AXA Financial Group has obligations under contingent commitments at December 31, 2005, including: AXA Financial's and AllianceBernstein's respective revolving credit facilities and commercial paper programs; AllianceBernstein's $100.0 million ECN program; the Insurance Group's $1.17 billion of undrawn letters of credit; AllianceBernstein's $125.0 million guarantee on behalf of SCB LLC; and AXA Financial Group's guarantees or commitments to provide equity financing to certain limited partnerships of $687.4 million. Information on these contingent commitments can be found in Notes 12, 15 and 19 of Notes to Consolidated Financial Statements.

Further, AXA Financial Group is exposed to potential risk related to its own ceded reinsurance agreements with other insurers and to insurance guaranty fund laws in all 50 states, the District of Columbia and Puerto Rico. Under these laws, insurers doing business in these states can be assessed amounts up to prescribed limits to protect policyholders of companies that become impaired or insolvent.

CRITICAL ACCOUNTING ESTIMATES

AXA Financial Group's management narrative is based upon AXA Financial Group's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, AXA Financial Group evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits, recognition of Investment Management revenues and related expenses and pension cost. AXA Financial Group bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

AXA Financial Group believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Investments - AXA Financial Group records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances, including but not limited to the duration and extent to which the fair value has been depressed, the financial position, cash flows, and near-term earnings potential of the issuer, as well as AXA Financial Group's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Income and Related Expenses - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on participating traditional life, universal life and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs. Secular trends and AXA Financial Group's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC and VOBA - For universal life and investment-type contracts and participating traditional life policies, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of operating expenses of the Insurance Group

                                      7-12
that can be deferred is another significant factor in that business' reported earnings in any given period. VOBA was recorded in conjunction with the acquisition of MONY and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial Group.

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

Recognition of Investment Management Revenues and Related Expenses - The Investment Management segment's revenues are largely dependent on the total value and composition of assets under management. The most significant factors that could affect this segment's results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

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

Pension Cost - Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits. Each cost component is based on AXA Financial Group's best estimate of long-term actuarial and investment return assumptions. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

Stock-based Compensation - Prior to the adoption of SFAS No. 123(R), "Share-based Payments," on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date. Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, is recorded based upon changes in the fair value of the AXA ADRs or AXA shares. In connection with the adoption of SFAS No. 123(R) at January 1, 2006, AXA Financial Group will begin recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period. Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

Consolidation - AXA Financial Group includes in its consolidated financial statements the accounts and activities of AXA Financial, AXA Equitable, those of their subsidiaries engaged in insurance related businesses including the MONY Companies since July 1, 2004; other subsidiaries, principally AllianceBernstein, AXA Advisors and AXA Network; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation. All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation.

                                      7-13

PART II, ITEM 7A.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

AXA Financial Group's businesses are subject to financial, market, political and economic risks, as well as to risks inherent in its business operations. The discussion that follows provides additional information on market risks arising from its insurance asset/liability management and asset management activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.

INSURANCE GROUP AND AXA FINANCIAL

Insurance Group results significantly depend on profit margins between investment results from assets held in the General Account associated with the continuing operations ("General Account Investment Assets") and Wind-up Annuities of the Insurance Group and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the "Investments" section of Note 3 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 85.8% of the carrying value of General Account Investment Assets at December 31, 2005. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2005 and 2004 would have on the fair value of fixed maturities and mortgage loans:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                     DECEMBER 31, 2005                    December 31, 2004
                                             ----------------------------------   --------------------------------
                                                                BALANCE AFTER                       Balance After
                                                  FAIR           +100 BASE            Fair           +100 Basis
                                                  VALUE         POINT CHANGE          Value          Point Change
                                             ---------------   ---------------    --------------   ---------------
      Insurance Group
      ---------------
      Continuing Operations:
        Fixed maturities:
          Fixed rate.......................   $    38,899.7    $   36,837.9        $  39,193.4      $     37,233.6
          Floating rate....................           386.3           382.4              394.3               392.6
        Mortgage loans.....................         4,813.3         4,619.8            5,136.8             4,942.3

      Wind-up Annuities:
        Fixed maturities:
          Fixed rate.......................   $       823.5    $      787.0        $     702.1      $        673.9
        Mortgage loans.....................             7.1             6.9               23.0                22.6

      AXA Financial:
      -------------
        Fixed maturities:
          Fixed rate.......................   $        14.6    $       14.4        $      29.2      $         28.6
          Floating rate....................              -               -                  -                   -

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

The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2005 and 2004:

                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                           DECEMBER 31, 2005               December 31, 2004
                                     -----------------------------   ------------------------------
                                                   BALANCE AFTER                      Balance After
                                         FAIR       -10% EQUITY           Fair         -10% Equity
                                         VALUE      PRICE CHANGE          Value        Price Change
                                     ------------  -------------     --------------  --------------
Insurance Group:
  Continuing operations...........      $  200.7    $   180.6          $    275.1      $    247.5
  Wind-up Annuities...............            .1           .1                  .3              .2

AXA Financial.....................      $    1.7    $     1.6          $      1.9      $      1.7

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

At years end 2005 and 2004, the aggregate carrying value of policyholders liabilities were $54,250.7 million and $54,100.5 million, respectively, including $19,496.3 million and $19,307.6 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2005 and 2004 were $19,885.9 million and $19,913.9 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $20,428.2 million and $20,724.9 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to Insurance Group from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2005 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to equity market decline and interest rate fluctuations. Similarly, AXA Financial utilizes derivatives to reduce the fixed interest cost of its long-term debt obligations. As more fully described in Notes 3 and 18 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, AXA Financial Group periodically enters into forward and futures contracts to hedge certain equity and interest rate exposures, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator(R) series of annuity products. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.



                                      7A-2

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

At years end 2005 and 2004, the fair values of the Insurance Group's and AXA Financial's derivatives were $7.5 million and $(41.1) million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.


                                      7A-3

                        DERIVATIVE FINANCIAL INSTRUMENTS
                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)

                                                                       INTEREST RATE SENSITIVITY
                                                        -----------------------------------------------------
                                           WEIGHTED
                                            AVERAGE       BALANCE AFTER                      BALANCE AFTER
                              NOTIONAL       TERM           -100 BASIS            FAIR         +100 BASIS
                               AMOUNT       (YEARS)        POINT CHANGE           VALUE       POINT CHANGE
                           -------------  -----------   -----------------   --------------  -----------------
DECEMBER 31, 2005
Insurance Group:
   Options:
     Floors..............   $  24,000.0       2.55       $        43.9      $       12.3     $         7.0
     Swaps...............         300.0      11.06               (29.3)            (18.1)             (3.9)
   Futures...............         286.6       0.22                17.0               0.0             (17.0)

AXA Financial:
   Swaps with AXA........       1,280.0       3.0                 65.5              32.2              (2.3)
   3rd party swaps ......       2,160.0       0.79                (9.3)            (18.9)            (29.4)
                            ------------                -----------------   --------------   ----------------
Total....................   $  28,026.6                  $        87.8      $        7.5     $       (45.6)
                            ============                =================   ==============   ================

December 31, 2004
Insurance Group:
   Options:
     Floors..............   $  12,000.0       2.60       $        38.0      $        5.8     $         1.8
     Swaps...............         300.0      12.06               (51.8)            (30.9)            (13.7)
   Futures...............         156.7        .22                 9.5               --               (9.5)

AXA Financial:
   Swaps with AXA........       1,280.0       3.91                31.4             (15.1)            (61.5)
   3rd party swaps ......       2,700.0       1.49                 7.8              (0.9)            (14.7)
                            ------------                ----------------    --------------   ----------------
Total....................   $  16,436.7                  $        34.9      $      (41.1)    $       (97.6)
                            ============                ================    ==============   ================


                                                                                    EQUITY SENSITIVITY
                                                                            ---------------------------------
                                                                                               BALANCE AFTER
                                                                                FAIR            -10% EQUITY
                                                                                VALUE           PRICE SHIFT
                                                                            -------------    ----------------
DECEMBER 31, 2005:
Insurance Group:
   Futures...............   $  (1,921.3)       .21                              $      -     $        192.1
                            ============                                    =============    ================
December 31, 2004
Insurance Group:
   Futures...............   $    (956.6)       .22                              $      -     $         95.7

AXA Financial:
   Futures...............          55.0        .22                                     -                5.5
                           -------------                                    -------------    ----------------
Total....................   $    (901.6)                                        $      -     $        101.2
                           =============                                    =============    ================

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $132.6 million and $90.0 million at December 31, 2005 and 2004, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2005 and 2004, respectively, would increase the balance of these reinsurance contracts to $211.8 million and $153.8 million.


                                      7A-4

At the end of 2005 and of 2004, the aggregate fair values of long-term debt issued by the Insurance Group and AXA Financial were $2.06 billion and $2.16 billion, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2005 and of 2004.



                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2005                      December 31, 2004
                                       -------------------------------------- --------------------------------------
                                                            BALANCE AFTER                           Balance After
                                              FAIR            -100 BASIS            Fair             -100 Basis
                                              VALUE          POINT CHANGE           Value           Point Change
                                       ----------------- -------------------- ------------------  ------------------
Insurance Group
   Continuing Operations:
     Fixed rate.....................   $     235.6            $   253.3       $     246.7        $      266.9
     Floating rate..................         300.0                300.0             300.0               300.0

AXA Financial:
   Fixed rate.......................   $   1,526.7            $ 1,618.0       $   1,569.0        $    1,672.1



INVESTMENT MANAGEMENT

AllianceBernstein's investments consist of investments, trading and available-for-sale, and other investments. AllianceBernstein's trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein

The table below provides AllianceBernstein's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2005 and 2004:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                           DECEMBER 31, 2005                  December 31, 2004
                                    ------------------------------    -------------------------------
                                                  BALANCE AFTER                      Balance After
                                      FAIR       +100 BASIS POINT        Fair       +100 Basis Point
                                      VALUE          CHANGE              Value          Change
                                    ---------  -------------------    -----------  ------------------
  Fixed Income Investments:
  Trading.........................    $30.5            $29.1            $30.0            $28.6
  Available-for-sale and other
      investments.................      2.5              2.4              2.1              2.0

Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AllianceBernstein management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on AllianceBernstein's exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to AllianceBernstein management's assessment of changing market conditions and available investment opportunities.

                                      7A-5

The following table presents AllianceBernstein's potential exposure from its equity investments, including equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2005 and 2004:

                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                              DECEMBER 31, 2005                    December 31, 2004
                                      --------------------------------------    -------------------------------
                                                       BALANCE AFTER                           Balance After
                                        FAIR         -10% EQUITY PRICE           Fair        -10% Equity Price
                                        VALUE             CHANGE                 Value            Change
                                      -----------  -------------------------    ----------  -------------------
Equity Investments:
  Trading..........................     $282.7             $254.4                $126.9           $114.3
  Available for-sale and other
    investments....................      115.7              104.1                  94.5             85.0

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AllianceBernstein management's view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on AllianceBernstein's exposure at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to AllianceBernstein management's assessment of changing market conditions and available investment opportunities.

At December 31, 2005 and 2004, respectively, AllianceBernstein's fixed rate debt had an aggregate fair value of $409.7 million and $422.2 million. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2005 and 2004:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                              DECEMBER 31, 2005                         December 31, 2004
                                 ------------------------------------------   -----------------------------------
                                                                                                        Balance
                                                                                                         After
                                               BALANCE         BALANCE                     Balance        -10%
                                              AFTER-100       AFTER-10%                   After -100    Exchange
                                              BASIS POINT     EXCHANGE                    Basis Point     Rate
                                  FAIR VALUE  POINT CHANGE   RATE CHANGE    Fair Value     Change       Change
                                  ---------   -------------  ------------  -----------   ------------  ---------
Debt:  non-trading.......           $409.7        $427.9        $410.4        $422.1       $439.5        $423.0

For further information on AllianceBernstein's market risk, see
AllianceBernstein and AllianceBernstein Holding's Annual Reports on Form 10-K for the year ended December 31, 2005.

                                      7A-6

PART II, ITEM 8.


                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                               AXA FINANCIAL, INC.


Reports of Independent Registered Public Accounting Firms:
   Report of PricewaterhouseCoopers LLP on AXA Financial, Inc.............................................  F-1
   Report of KPMG LLP on AllianceBernstein L.P............................................................  F-2
   Report of KPMG LLP on AllianceBernstein Holding L.P....................................................  F-3

Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2005 and 2004.................................................  F-4
  Consolidated Statements of Earnings, Years Ended December 31, 2005, 2004 and 2003.......................  F-5
  Consolidated Statements of Shareholder's Equity and Comprehensive Income,
    Years Ended December 31, 2005, 2004 and 2003..........................................................  F-6
  Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003.....................  F-7
  Notes to Consolidated Financial Statements..............................................................  F-9

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedules.....  F-68
Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments - Other than Investments in Related Parties,
  December 31, 2005.......................................................................................  F-69
Schedule II - Balance Sheets (Parent Company), December 31, 2005 and 2004.................................  F-70
Schedule II - Statements of Earnings (Parent Company),
  Years Ended December 31, 2005, 2004 and 2003............................................................  F-71
Schedule II - Statements of Cash Flows (Parent Company),
  Years Ended December 31, 2005, 2004 and 2003............................................................  F-72
Schedule III - Supplementary Insurance Information,
  Years Ended December 31, 2005, 2004 and 2003............................................................  F-73
Schedule IV - Reinsurance, Years Ended December 31, 2005, 2004 and 2003...................................  F-76

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of AXA Financial Inc.

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries ("AXA Financial Group") at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the AXA Financial Group's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AllianceBernstein L.P. and AllianceBernstein Holding L.P., subsidiaries of AXA Financial Group, as of and for the year ended December 31, 2005, whose statements reflect total assets of six percent of the related consolidated total as of December 31, 2005 and total revenues of thirty percent of the related consolidated total for the year ended December 31, 2005. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AllianceBernstein L.P. and AllianceBernstein Holding L.P., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, in 2004, AXA Financial Group changed its method of accounting for variable interest entities and certain nontraditional long-duration contracts and for Separate Accounts.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 17, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein L.P.:

We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and subsidiaries ("AllianceBernstein"), formerly Alliance Capital Management L.P., as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AllianceBernstein's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York

February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein Holding L.P.:

We have audited the accompanying statements of financial condition of AllianceBernstein Holding L.P. ("AllianceBernstein Holding"), formerly Alliance Capital Management Holding L.P., as of December 31, 2005 and 2004, and the related statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein Holding as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AllianceBernstein Holding's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York

February 24, 2006

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                                    2005                   2004
                                                                              ----------------     -----------------
                                                                                           (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............   $    38,902.8       $     39,301.2
  Mortgage loans on real estate.............................................         4,702.5              4,909.8
  Equity real estate, held for the production of income.....................           797.8                791.1
  Policy loans..............................................................         4,946.5              4,968.0
  Other equity investments..................................................         1,337.9              1,263.2
  Other invested assets.....................................................         1,486.4              1,251.6
                                                                              ----------------     -----------------
            Total investments...............................................        52,173.9             52,484.9
Cash and cash equivalents...................................................         1,905.6              2,626.8
Cash and securities segregated, at estimated fair value.....................         1,720.8              1,489.0
Broker-dealer related receivables...........................................         2,929.1              2,187.7
Deferred policy acquisition costs...........................................         7,781.9              6,908.6
Goodwill and other intangible assets, net...................................         4,993.7              5,026.2
Value of business acquired..................................................           780.4                817.4
Amounts due from reinsurers.................................................         3,216.1              3,149.2
Loans to affiliates.........................................................           400.0                400.0
Other assets................................................................         3,925.7              4,525.1
Separate Accounts' assets...................................................        74,458.8             66,411.7
                                                                              ----------------     -----------------

TOTAL ASSETS................................................................  $    154,286.0       $    146,026.6
                                                                              ================     =================

LIABILITIES
Policyholders' account balances.............................................  $     30,756.3       $     30,367.3
Future policy benefits and other policyholders liabilities..................        22,677.2             22,888.6
Broker-dealer related payables..............................................         1,233.1                956.7
Customers related payables..................................................         2,924.3              2,658.7
Short-term and long-term debt...............................................         2,569.9              3,263.4
Loans from affiliates.......................................................         1,580.0              1,568.9
Income taxes payable........................................................         2,224.1              2,015.6
Other liabilities...........................................................         4,877.0              5,144.2
Separate Accounts' liabilities..............................................        74,458.8             66,411.7
Minority interest in equity of consolidated subsidiaries....................         1,467.8              1,421.1
Minority interest subject to redemption rights..............................           271.6                266.6
                                                                              ----------------     -----------------
     Total liabilities......................................................       145,040.1            136,962.8
                                                                              ----------------     -----------------

Commitments and contingencies (Notes 14, 17, 18, 19 and 20)

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
    436.2 million shares issued and outstanding.............................             3.9                  3.9
Capital in excess of par value..............................................         1,047.8              1,073.5
Retained earnings ..........................................................         8,213.5              7,139.7
Accumulated other comprehensive income......................................           345.5                866.1
Treasury shares, at cost ...................................................          (364.8)               (19.4)
                                                                              ----------------     -----------------
     Total Shareholder's equity.............................................         9,245.9              9,063.8
                                                                              ----------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $    154,286.0       $    146,026.6
                                                                              ================     =================


                 See Notes to Consolidated Financial Statements

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                       2005               2004                2003
                                                                  -----------------  -----------------   -----------------
                                                                                      (IN MILLIONS)
REVENUES
Universal life and investment-type product
  policy fee income.............................................  $     2,090.2      $     1,697.8       $     1,376.7
Premiums........................................................        1,648.8            1,275.8               898.4
Net investment income...........................................        3,219.8            2,800.7             2,397.1
Investment gains (losses), net..................................           56.4               77.2               (67.5)
Commissions, fees and other income..............................        3,949.6            3,660.8             2,973.3
                                                                  -----------------  -----------------   -----------------
      Total revenues............................................       10,964.8            9,512.3             7,578.0
                                                                  -----------------  -----------------   -----------------
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.........................................        2,842.4            2,405.7             1,711.0
Interest credited to policyholders' account balances............        1,206.9            1,108.3               969.7
Compensation and benefits.......................................        2,300.3            2,073.5             1,745.3
Commissions.....................................................        1,123.3              934.1               757.8
Distribution plan payments......................................          292.0              374.2               370.6
Amortization of deferred sales commissions......................          132.0              177.4               208.6
Interest expense................................................          256.9              219.8               193.9
Amortization of deferred policy acquisition costs and value of
    business acquired...........................................          682.0              510.1               434.6
Capitalization of deferred policy acquisition costs.............       (1,347.6)          (1,116.1)             (990.7)
Rent expense....................................................          227.6              216.9               189.5
Amortization of other intangible assets.........................           39.3               33.8                25.1
AllianceBernstein charge for mutual fund matters
    and legal proceedings.......................................             -                 -                 330.0
Other operating costs and expenses..............................        1,123.3            1,030.1               817.6
                                                                  -----------------  -----------------   -----------------
      Total benefits and other deductions.......................        8,878.4            7,967.8             6,763.0
                                                                  -----------------  -----------------   -----------------
Earnings from continuing operations before
  income taxes and minority interest............................        2,086.4            1,544.5               815.0
Income taxes....................................................         (597.0)            (395.1)             (215.0)
Minority interest in net income of consolidated subsidiaries....         (338.7)            (293.9)             (146.2)
                                                                  -----------------  -----------------   -----------------

Earnings from continuing operations.............................        1,150.7              855.5               453.8

Earnings from discontinued operations,
   net of income taxes .........................................            8.5                9.1                 3.4
(Losses) gains on disposal of discontinued operations,
   net of income taxes..........................................          (85.4)              84.3                  -
Cumulative effect of accounting changes,
   net of income taxes..........................................             -                (4.0)                 -
                                                                  -----------------  -----------------   -----------------

Net Earnings....................................................  $     1,073.8      $       944.9       $       457.2
                                                                  =================  =================   =================


                 See Notes to Consolidated Financial Statements

                               AXA FINANCIAL, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                       2005                2004               2003
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning and end of year...........  $         3.9       $        3.9       $         3.9
                                                                 -----------------   -----------------  -----------------

Capital in excess of par value, beginning of year ..............        1,073.5            1,122.2             1,104.1
Changes in capital in excess of par value.......................          (25.7)             (48.7)               18.1
                                                                 -----------------   -----------------  -----------------
Capital in excess of par value, end of year.....................        1,047.8            1,073.5             1,122.2
                                                                 -----------------   -----------------  -----------------

Retained earnings, beginning of year............................        7,139.7            6,194.8             5,967.6
Net earnings....................................................        1,073.8              944.9               457.2
Dividends on common stock.......................................             -                  -               (230.0)
                                                                 -----------------   -----------------  -----------------
Retained earnings, end of year..................................        8,213.5            7,139.7             6,194.8
                                                                 -----------------   -----------------  -----------------

Accumulated other comprehensive income,
   beginning of year............................................          866.1              872.7               655.1
Other comprehensive (loss) income...............................         (520.6)              (6.6)              217.6
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive income, end of year.............          345.5              866.1               872.7
                                                                 -----------------   -----------------  -----------------

Treasury shares at cost, beginning of year .....................          (19.4)             (19.9)              (16.5)
Changes in treasury shares .....................................         (345.4)                .5                (3.4)
                                                                 -----------------   -----------------  -----------------
Treasury shares at cost, end at of year ........................         (364.8)             (19.4)              (19.9)
                                                                 -----------------   -----------------  -----------------

Total Shareholder's Equity, End of Year.........................  $     9,245.9       $    9,063.8       $     8,173.7
                                                                 =================   =================  =================


                                                                         2005               2004                2003
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)
COMPREHENSIVE INCOME
Net earnings....................................................  $     1,073.8       $      944.9       $       457.2
                                                                 -----------------   -----------------  -----------------
Change in unrealized gains (losses), net of reclassification
   adjustment...................................................         (501.9)              11.4               215.3
Cumulative effect of accounting changes.........................             -                12.4                  -
Minimum pension liability adjustment............................          (18.7)             (30.4)                2.3
                                                                 -----------------   -----------------  -----------------
Other comprehensive (loss) income...............................         (520.6)              (6.6)              217.6
                                                                 -----------------   -----------------  -----------------

Comprehensive Income............................................  $       553.2       $      938.3       $       674.8
                                                                 =================   =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                      2005               2004               2003
                                                                 ----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)

Net earnings.................................................... $    1,073.8       $       944.9      $       457.2
Adjustments to reconcile net earnings to net cash provided
   (used) by operating activities:
  Interest credited to policyholders' account balances..........      1,206.9             1,108.3              969.7
  Universal life and investment-type product
     policy fee income..........................................     (2,090.2)           (1,697.8)          (1,376.7)
  Net change in broker-dealer and customer
     related receivables/payables...............................       (352.2)              311.9               21.3
  Investment (gains) losses, net................................        (56.4)              (77.2)              67.5
  Change in deferred policy acquisition costs and value of
     business acquired..........................................       (665.6)             (606.0)            (556.1)
  Change in future policy benefits..............................        153.3               154.6              (94.6)
  Change in property and equipment..............................        (24.8)              (92.8)             (78.1)
  Change in income tax payable..................................        467.3               257.3              262.0
  Change in segregated cash and securities, net.................       (231.8)             (203.2)            (111.5)
  Change in fair value of guaranteed minimum income
     benefit reinsurance contract...............................        (42.7)              (61.0)              91.0
  Amortization of deferred sales commission.....................        132.0               177.4              208.6
  Other depreciation and amortization...........................        165.3               214.8              212.7
  Amortization of other intangible assets.......................         39.3                33.8               25.1
  Losses (gains) on disposal of  discontinued operations
     segment....................................................         85.4               (53.2)               -
  Minority interest in net income of consolidated subsidiaries..        338.7               293.9              146.2
  Other, net....................................................       (131.9)              (73.8)             438.9
                                                                 ----------------  -----------------  -----------------

Net cash provided by operating activities.......................         66.4               631.9              683.2
                                                                 ----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments.....................................      4,189.0             4,112.2            4,225.9
  Sales.........................................................      2,748.9             3,894.7            4,824.8
  Purchases.....................................................     (7,748.0)           (9,288.0)         (11,551.6)
  Change in short-term investments..............................         59.2               328.5              336.7
  Purchase of minority interest in consolidated subsidiary......          -                (635.7)               -
  Acquisition of the MONY Group Inc., net of cash and
     cash equivalents acquired..................................          -                (775.0)               -
  Disposition of The Advest Group, Inc..........................        400.0                 -                  -
  Other, net....................................................       (153.4)              271.9              362.3
                                                                 ----------------  -----------------  -----------------

Net cash used by investing activities...........................       (504.3)           (2,091.4)          (1,801.9)
                                                                 ----------------  -----------------  -----------------

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                   (CONTINUED)

                                                                      2005               2004               2003
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................   $    4,649.9       $     4,061.0      $     5,639.1
    Withdrawals from and transfers to Separate Accounts.......       (3,630.2)           (2,605.0)          (3,181.1)
  Increase in loans from affiliates...........................           11.1             1,568.9                --
  Net change in short-term financings.........................            --                118.3              (22.6)
  Repayments of long-term debt................................         (675.0)             (300.0)             (76.8)
  (Purchase) sale of treasury shares..........................         (372.6)                 .4               (3.4)
  Dividends paid on common stock..............................            --                  --              (230.0)
  Other, net..................................................         (266.5)              (52.0)            (213.5)
                                                                -----------------  -----------------  -----------------

Net cash (used) provided by financing activities..............         (283.3)            2,791.6            1,911.7
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................         (721.2)            1,332.1              793.0
Cash and cash equivalents, beginning of year..................        2,626.8             1,294.7              501.7
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $    1,905.6       $     2,626.8      $     1,294.7
                                                                =================  =================  =================
Supplemental cash flow information:
  Interest Paid...............................................   $      217.5       $       223.6      $       202.0
                                                                =================  =================  =================
  Income Taxes Paid (Refunded)................................   $      164.4       $       114.1      $       (45.7)
                                                                =================  =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)      ORGANIZATION

        AXA Financial, Inc. ("AXA Financial," and, collectively with its consolidated subsidiaries, "AXA Financial Group") is a diversified financial services organization serving a broad spectrum of insurance and investment management customers. AXA Financial is a wholly owned subsidiary of AXA, a French Parent Company for an international group of insurance and related financial services companies.

        AXA Financial Group conducts operations in two business segments. The financial advisory and insurance business is conducted by its insurance companies, its insurance general agency, AXA Network, LLC (collectively with its subsidiaries, "AXA Network"), its broker dealers and other affiliated companies and is reported in the Financial Advisory/Insurance segment. The investment management and related services business conducted by AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries ("AllianceBernstein") is reported in the Investment Management segment.

        AXA Financial's direct and indirect wholly-owned insurance subsidiaries (collectively the "Insurance Group") are AXA Equitable Life Insurance Company ("AXA Equitable"), AXA Equitable's wholly-owned life insurance subsidiary, AXA Life and Annuity Company ("AXA Life"), and AXA Financial (Bermuda) Ltd. ("AXA Bermuda") and, effective July 2004, MONY Life Insurance Company ("MONY Life") and its wholly-owned subsidiaries, MONY Life Insurance Company of America ("MLOA") and U.S. Financial Life Insurance Company ("USFL").

        In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In the fourth quarter of 2002, AXA Financial Group acquired 8.16 million units in AllianceBernstein L.P. ("AllianceBernstein Units") at the aggregate market price of $249.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement (see Note 3 of Notes to Consolidated Financial Statements). In March and December 2004, AXA Financial Group acquired a total of 16.3 million AllianceBernstein Units at the aggregated market price of $635.7 million from SCB Inc. and SCB Partners, Inc. under this preexisting agreement. As a result of the 2004 transactions, AXA Financial Group recorded additional goodwill of $341.0 million and other intangible assets of $42.2 million. At December 31, 2005 and 2004, AXA Financial Group's beneficial ownership in AllianceBernstein L.P. was approximately 61.1% and 61.3%, respectively.

2)      ACQUISITION OF MONY

        On July 8, 2004, AXA Financial completed its acquisition of The MONY Group Inc. ("MONY") and, under terms of the related merger agreement, paid or made provision to pay MONY shareholders approximately $1.5 billion in cash, representing $31 for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. On July 22, 2004, MONY was merged into AXA Financial. AXA Financial funded the acquisition of MONY (the "MONY Acquisition") by using available cash and issuing $1.28 billion of Subordinated Notes to AXA and two AXA affiliates. The Subordinated Notes have a floating interest rate, payable semiannually, and mature in 2019. The interest rate resets semiannually on July 15 and January 15. Concurrently, AXA Financial entered into an interest swap agreement with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. The acquisition provides AXA Financial Group with additional scale in distribution, client base and assets under management.

        As of December 31, 2005, former MONY stockholders holding approximately
        3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY Acquisition), have demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. For further information, see Note 20 of Notes to Consolidated Financial Statements. The fair value of shares of MONY common stock to be determined in the appraisal process, which is the amount that will be payable by AXA Financial

        Group to the holders of shares subject to the appraisal, could be greater or less than the $31.00 per share paid to former MONY stockholders who did not demand appraisal under Delaware law.

        The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". For accounting purposes (due to convenience and the immateriality of the results of MONY from July 1, 2004 through July 8, 2004), AXA Financial Group has consolidated MONY and reflected its results from July 1, 2004 through December 31, 2004 and for 2005 in its 2004 and 2005 consolidated statements of earnings and cash flows, respectively. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of acquisition. Purchase adjustments required significant management estimates and assumptions. The purchase adjustments related to value of business acquired ("VOBA") and liabilities including policyholder reserves required management to exercise judgment to assess the value of these items.

        AXA Financial Group's consolidated balance sheet at December 31, 2005 and 2004 included the accounts of MONY and its subsidiaries acquired in this acquisition (the "MONY Companies"), including its principal subsidiaries, MONY Life, MLOA, USFL and Enterprise Capital Management, Inc. ("Enterprise"), as well as The Advest Group, Inc. ("Advest") through December 2, 2005, the date of Advest's sale.

        The following table presents the estimated fair values of the assets of MONY and its consolidated subsidiaries acquired and liabilities assumed, including Advest:

                                                                   Fair Value
                                                                at July 1, 2004
                                                               -----------------
                                                                 (In Millions)

         ASSETS ACQUIRED
         Investments
            Fixed maturities.................................  $      7,804.6
            Mortgage loans on real estate....................         1,943.2
            Policy loans.....................................         1,162.6
            Other equity investments.........................           253.7
            Other invested assets............................         1,492.8
                                                               -----------------
                Total investments............................        12,656.9
         Cash and cash equivalents...........................           791.4
         Reinsurance recoverable.............................           602.9
         Goodwill............................................           616.6
         Value of business acquired..........................           868.8
         Other intangible assets.............................           172.0
         Other assets........................................           406.9
         Separate Accounts' assets...........................         4,950.3
                                                               -----------------
         Total Assets Acquired...............................  $     21,065.8
                                                               =================

         LIABILITIES ASSUMED
         Policyholders liabilities...........................  $     12,083.3
         Short-term and long-term debt.......................           940.8
         Other liabilities...................................         1,524.9
         Separate Accounts' liabilities......................         4,950.4
                                                               -----------------
         Total Liabilities Assumed...........................  $     19,499.4
                                                               =================

         Net Assets Acquired.................................  $      1,566.4
                                                               =================

        All of MONY's results are reported in the Financial Advisory/Insurance segment. Of the $616.6 million in goodwill, none is expected to be deductible for tax purposes.

        In addition to goodwill, intangible assets of $1,040.8 million, including $27.1 million related to Advest's brokerage distribution system, were recorded as a result of the acquisition. Intangibles assets subject to amortization include the following:

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

        In 2004, as a result of the integration of MONY, AXA Financial Group restructured certain operations to reduce expenses and recorded pre-tax provisions of $45.6 million related to severance and $33.0 million related to the write-off of capitalized software in connection with the integration. During 2005 and 2004, total severance payments made to employees totaled $19.2 million and $5.0 million, respectively. At December 31, 2005, the remaining severance liability totaled $24.7 million.

        Included in liabilities assumed in the purchase business combination of MONY were liabilities for change in control and other employee agreements of $139.3 million, severance of $32.9 million and $88.7 million for vacating certain MONY leases. During 2005 and 2004, total payments made related to these liabilities totaled $43.8 million and $150.3 million, respectively. At December 31, 2005, the remaining $57.4 million of liabilities were primarily related to MONY Companies' leases.

        On December 2, 2005, AXA Financial Group sold Advest to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). Advest was a wholly owned subsidiary of AXA Financial Group and part of its Financial Advisory/Insurance segment. In accordance with the terms of the agreement, Merrill Lynch purchased all of the issued and outstanding capital stock of Advest for $400 million in cash subject to adjustments in certain circumstances. AXA Financial Group's post-tax proceeds from the sale were $300.6 million. AXA Financial Group's pre-tax loss is $1.4 million, with a post-tax loss to AXA Financial Group of $85.4 million. This transaction reduced AXA Financial Group's goodwill by $189.1 million, representing approximately 31% of the total goodwill related to the MONY Acquisition in 2004.

        Results of Advest are now reported as discontinued operations in these consolidated financial statements and related footnotes. Unless otherwise indicated, amounts in these notes exclude the effects of Advest. At December 31, 2004, Advest's total assets were $739.8 million and total liabilities were $347.1 million and were included in Other assets and Other liabilities, respectively. Total revenues for Advest for the eleven months ended November 30, 2005 and for the six months ended December 31, 2004 were $297.6 million and $166.5 million, respectively. Total benefits and deductions for Advest for the eleven months ended November 30, 2005 and the six months ended December 31, 2004 were $308.6 million and $166.3 million, respectively. Net (loss) earnings for Advest for 2005 and 2004 were $(6.7) million and $1.2 million, respectively.

3)      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation
        -----------------------------------------------------

        The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.

        The accompanying consolidated financial statements include the accounts of: AXA Financial; AXA Equitable and MONY Life; those of their subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation.

        All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation. The years "2005," "2004" and "2003" refer to the years ended December 31, 2005, 2004 and 2003, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

        Assets allocated to the Closed Block inure solely to the benefit of each Closed Block's policyholders and will not revert to the benefit of AXA Financial. No reallocation, transfer, borrowing or lending of assets can be made between each insurance company's Closed Block and other portions of that company's General Account, any of its Separate Accounts or any affiliate of that insurer without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block that would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

        Discontinued Operations
        -----------------------

        Discontinued Operations includes certain pension operations principally consisting of group non-participating wind-up annuity products ("Wind-up Annuities"), equity real estate held-for-sale, the discontinued Investment Banking and Brokerage segment and Advest. The following table reconciles the earnings (losses) from discontinued operations, net of income taxes and (losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years ended December 31, 2005:

                                                                           2005          2004           2003
                                                                       -------------  ------------  -------------
                                                                                    (IN MILLIONS)
       Wind-up Annuities............................................   $      15.2    $        7.9  $        3.4
       Advest.......................................................          (6.7)            1.2            -
                                                                        -----------   ------------  ------------
           Earnings from Discontinued Operations,
             Net of Income Taxes....................................   $       8.5    $        9.1  $        3.4
                                                                       ============   ============  ============

       Advest.......................................................   $     (85.4)   $         -   $         -
       Real estate held-for-sale....................................            -             31.1            -
       Discontinued Investment Banking and Brokerage segment........            -             53.2            -
                                                                       ------------   ------------  ------------
            (Losses) Gains on Disposal of Discontinued Operations,
             Net of Income Taxes....................................   $     (85.4)   $       84.3  $         -
                                                                       ============   ============  ============


        In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, which were sold to corporate sponsors of terminated qualified defined benefit plans, for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2005 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities ("Discontinued Operations Investment Assets"). There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See Note 10 of Notes to Consolidated Financial Statements.

        Accounting Changes
        ------------------

        On May 19, 2004, the Financial Accounting Standards Board (the "FASB") approved the issuance of FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003", that provides guidance on employers' accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") signed into law in December 2003. FSP No. 106-2 became effective for the first interim or annual period beginning after June 15, 2004 and required the effects of the MMA, including estimates of the Federal subsidy to employers whose plans provide a prescription drug benefit that is at least as valuable as (i.e., "actuarially equivalent" to) the new Medicare Part D benefit, to be reflected in measurements of the accumulated postretirement benefits obligation and net periodic postretirement benefit cost made on or after the date of enactment. As permitted by FSP No. 106-2, AXA Financial Group initially elected to defer these remeasurements and to provide required disclosures pending regulations regarding the determination of eligibility for the Federal subsidy under the MMA. As more fully described in Note 17 of Notes to Consolidated Financial Statements, following consideration of regulations and guidance issued by the Center for Medicare and Medicaid Services, AXA Financial Group completed its transition to FSP No. 106-2 in fourth quarter 2005 by reducing the accumulated benefits obligations of AXA Financial Group's retiree medical plans as at January 1, 2005 to give effect to the subsidy expected to be received in 2006 and future years. These remeasurements resulted in an aggregate decrease in the annual net periodic postretirement benefits costs for 2005 of approximately $8.7 million.

        At March 31, 2004, AXA Financial Group completed its transition to the consolidation and disclosure requirements of FASB Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities, Revised".

        At December 31, 2005 and 2004, the Insurance Group's General Account held $5.8 million and $34.1 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). At December 31, 2005 and 2004, as reported in the consolidated balance sheet, these investments included $4.7 million and $32.9 million of fixed maturities (collateralized debt and loan obligations) and $1.1 million and $1.2 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2005 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

        Management of AllianceBernstein has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that AllianceBernstein is required to consolidate under FIN No. 46(R). These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively, the "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures.

        As a result of its review, in second and third quarters of 2004, AllianceBernstein had consolidated an investment in a joint venture and its funds under management. At December 31, 2004, AllianceBernstein sold this investment and accordingly, no longer consolidates this investment and its funds under management.

        AllianceBernstein derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

        AllianceBernstein has significant variable interests in certain other VIEs with approximately $403.0 million in client assets under management. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary. AllianceBernstein's maximum exposure to loss in these entities is limited to its nominal investments in and prospective investment management fees earned from these entities.

        Effective January 1, 2004, AXA Financial Group adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in AXA Financial Group's accounting policies relating to (a) General Account interests in Separate Accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts, (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

        The adoption of SOP 03-1 required changes in several of AXA Financial Group's accounting policies relating to separate account assets and liabilities. AXA Financial Group now reports the General Account's interests in separate accounts as trading account securities in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities, effective January 1, 2004. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements. These two Separate Accounts hold assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts. In addition, liabilities associated with the market value adjustment feature are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market adjusted value.

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

        In addition, the adoption of SOP 03-1 resulted in a change in the method of determining liabilities associated with the no lapse guarantee feature contained in variable and interest-sensitive life contracts. While both AXA Financial Group's previous method of establishing the no lapse guarantee reserve and the SOP 03-1 method are based on accumulation of a portion of the charges for the no lapse guarantee feature, SOP 03-1 specifies a different approach for identifying the portion of the fee to be accrued and establishing the related reserve.

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

        New Accounting Pronouncements
        -----------------------------

        On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects
                                      F-14
        will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

        AXA Financial Group accounts for its stock option and other stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 14 of Notes to Consolidated Financial Statements for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

        On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," requiring the cost of all share-based payments to employees, including stock options, stock appreciation rights, and certain employee stock purchase plans, to be recognized in the financial statements based on their fair values. By ruling of the Securities and Exchange Commission ("SEC"), effective April 21, 2005, public companies were permitted to delay their initial adoption of SFAS No. 123(R) from the first interim period to the first annual period beginning on or after June 15, 2005. Consequently, AXA Financial Group implemented SFAS 123(R) effective January 1, 2006 and will reflect the resulting impacts of adoption in its financial reporting for first quarter 2006. As more fully described in Note 14 of Notes to Consolidated Financial Statements, AXA Financial Group elected under SFAS No. 123, "Accounting for Stock-Based Compensation," to continue to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25, and its related interpretations, and to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Accordingly, adoption of SFAS No. 123(R) will result in compensation expense for certain types of AXA Financial Group's equity-settled award programs for which no cost previously would have been charged to net earnings under APB No. 25, such as for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. Similarly, certain types of AXA Financial Group's cash-settled award programs, such as stock appreciation rights, may be expected to result in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to APB No. 25.

        To effect its adoption of SFAS No. 123(R) on January 1, 2006, AXA Financial Group elected the "modified prospective method" of transition to the new accounting and reporting requirements for share-based payments. Consequently, the resulting impacts of adoption to be reflected in AXA Financial Group's financial reporting for first quarter 2006 will not include a restatement of prior-period results to reflect the original recognition provisions of SFAS No. 123 as would be required under the alternative "modified retrospective method" of transition. Under the modified prospective method, AXA Financial Group will be required to apply the measurement, recognition, and attribution requirements of SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In addition, the modified prospective method will require AXA Financial Group to recognize compensation expense over the remaining future service/vesting periods for the unvested portions of awards outstanding at January 1, 2006, applying the same estimates of fair value and the same attribution method used previously to prepare SFAS No. 123 pro forma disclosures. The unrecognized compensation cost associated with unvested stock option awards as at January 1, 2006 was approximately $48.8 million ($31.7 million after-tax) and, under SFAS No. 123(R), will result in incremental expense in the Consolidated Statements of Earnings of AXA Financial Group over a weighted average remaining service/vesting period of approximately 2.0 years. Absent additional forfeiture considerations, results for 2006 would be expected to include approximately $26.6 million ($17.3 million after-tax) of additional compensation expense as related to unvested stock option awards at January 1, 2006 as a result of the adoption of SFAS 123(R).

        The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it is largely dependent upon the nature and levels of share-based payments granted in the future. Nonetheless, while there exist differences between certain requirements of SFAS Nos. 123 and 123(R), the estimated impacts in previous periods of applying a fair-value approach to accounting for share-based awards made to employees of AXA Financial Group are described and/or disclosed on a pro-forma basis in Note 14 of Notes to Consolidated Financial Statements. Management is continuing to assess the impacts of adoption of SFAS 123(R), including accounting for the income tax effects of share-based compensation, for which AXA Financial

        Group likely will elect the transition alternative available for income taxes provided by the November 10, 2005 issuance of FSP No. 123(R)-3, "Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards". In addition, management is continuing to assess the impacts of the related amendment to SFAS No. 95, "Statement of Cash Flows," that in periods subsequent to adoption of SFAS 123(R) will require tax deductions in excess of recognized compensation cost to be classified as resulting from a financing activity rather than as an operating cash flow as currently required.

        Neither SFAS No. 123 nor SFAS No. 123(R) prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead require consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded and one that can be supported by information that is available, such as exercise behavior. In its implementation of SFAS 123(R), AXA Financial Group expects to continue to use the Black-Scholes-Merton formula to estimate the fair values of employee stock options. As more fully described in Note 14 of Notes to Consolidated Financial Statements, and consistent with the fair value measurement objectives of SFAS 123 and SFAS 123 (R), beginning with awards granted in 2005, AXA Financial Group modified its methodologies for developing the expected stock price volatility and expected dividend assumptions used in this pricing formula. With respect to the valuation of options to purchase AXA ADRs, these changes each represent a change in accounting estimate under SFAS No. 154, "Accounting Changes and Error Corrections," and, accordingly, will be applied prospectively in determining the fair values of employee stock options to be measured and accounted for in accordance with SFAS No. 123(R).

        On September 19, 2005, the American Institute of Certified Public Accountants ("AICPA") released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC/VOBA and other related balances must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. Management is currently assessing the potential impact of this new guidance on the consolidated financial results of AXA Financial Group.

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

        Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets. The results of operations for real estate held-for-sale in each of the three years ended December 31, 2005 were not significant.

        Valuation allowances are netted against the asset categories to which they apply.

        Policy loans are stated at unpaid principal balances.

        Partnerships, investment companies and joint venture interests in which AXA Financial Group has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet FIN No. 46(R) requirements for consolidation are consolidated; those in which AXA Financial Group does not have control and a majority economic interest and those that do not meet FIN No. 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

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

        Net Investment Income, Investment Gains (Losses), Net and Unrealized
        --------------------------------------------------------------------
        Investment Gains (Losses)
        -------------------------

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

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial Group are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to Wind-up Annuities, Closed Blocks policyholders dividend obligation, deferred policy acquisition costs ("DAC") and VOBA related to universal life and investment-type products and participating traditional life contracts.

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

        For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as revenue when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.

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

        VOBA, which arose from the acquisition of MONY, was established in accordance with business combination purchase accounting guidance. VOBA is the actuarially determined present value of estimated future gross profits of insurance contracts in force at the date of the acquisition. VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable. VOBA is subject to loss recognition testing at the end of each accounting period.

        For universal life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of DAC and VOBA of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits would slow DAC and VOBA amortization. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder's equity as of the balance sheet date.

        A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.88% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.88% net of product weighted average Separate Account fees) and 0% (-2.12% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2005, current projections of future average gross market returns assume a 3.5% return for 2006, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 5 quarters.

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

        For participating traditional life policies (substantially all of which are in the Closed Blocks), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2005, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.8% grading to 6.3% over 10 years and for MONY Life was 5.0%. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder's equity as of the balance sheet date.

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

        Reinsurance contracts covering GMIB exposure are considered derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), and, therefore, are required to be reported in the balance sheet at their fair value. GMIB reinsurance fair values are reported in the consolidated balance sheets in Other assets. Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.0% to 10.9% for life insurance liabilities and from 2.25% to 9.7% for annuity liabilities.

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

        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $92.0 million and $72.6 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, respectively, $1,390.0 million and $1,434.4 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Incurred benefits related to current year..........   $        35.7      $        35.2       $       33.8
       Incurred benefits related to prior years...........            50.4               13.2               (2.8)
                                                            -----------------  -----------------   -----------------
       Total Incurred Benefits............................   $        86.1      $        48.4       $       31.0
                                                            =================  =================   =================

       Benefits paid related to current year..............   $        14.9      $        13.0       $       12.1
       Benefits paid related to prior years...............            44.9               33.5               34.9
                                                            -----------------  -----------------   -----------------
       Total Benefits Paid................................   $        59.8      $        46.5       $       47.0
                                                            =================  =================   =================

        Policyholders' Dividends
        ------------------------

        The amount of policyholders' dividends to be paid (including dividends on policies included in the Closed Blocks) is determined annually by AXA Equitable and MONY Life's boards of directors. The aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate levels of statutory surplus to be retained by AXA Equitable and MONY Life.

        At December 31, 2005, participating policies, including those in the Closed Blocks, represent approximately 16.7% ($53.9 billion) of directly written life insurance in-force, net of amounts ceded.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2005, 2004 and 2003, investment results of such Separate Accounts were gains (losses) of $3,533.7 million, $2,308.0 million and $(466.2) million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all policies including those funded Separate Accounts are included in revenues.

        Recognition of Investment Management Revenues and Related Expenses
        ------------------------------------------------------------------

        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service base fees, generally calculated as a percentage, referred to as "basis points", of assets under management for clients, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly owned subsidiary of AllianceBernstein, for certain retail, private client and institutional investment client transactions. Certain investment advisory contracts provide for a performance-based fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited, a wholly owned subsidiary of AllianceBernstein, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received. At December 31, 2005 and 2004, respectively, net deferred sales commissions totaled $196.6 million and $254.5 million and are included within Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2005 net asset balance for each of the next five years is $84.9 million, $52.4 million, $34.3 million, $18.8 million and $5.5 million.

        AllianceBernstein's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. AllianceBernstein's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution services fees and CDSC. Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

        Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the one-year, three-year and five-year periods ended December 31, 2005. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. AllianceBernstein's management considers the results of these analyses performed at various dates. If AllianceBernstein's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein's management's best estimate of future cash flows discounted to a present value amount.

        Other Accounting Policies
        -------------------------

        In accordance with SEC regulations, securities with a fair value of $1.72 billion and $1.49 billion have been segregated in a special reserve bank custody account at December 31, 2005 and 2004, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, less accumulated amortization and relates principally to the Bernstein acquisition and purchases of AllianceBernstein units. Goodwill is tested annually for impairment. Goodwill, less accumulated amortization related to the Bernstein acquisition and purchases of AllianceBernstein units totaled $4.0 billion at December 31, 2005 and 2004, respectively.

        Intangible assets related to the Bernstein acquisition and purchases of AllianceBernstein units include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years. The gross carrying amount of AllianceBernstein related intangible assets were $643.9 million at December 31, 2005 and 2004, respectively and the accumulated amortization of these intangible assets were $218.8 million and $191.3 million at December 31, 2005 and 2004, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $27.5 million, $26.1 million and $25.1 million for 2005, 2004 and 2003, respectively. See Note 5 of Notes to

        Consolidated Financial Statements for a description of AXA Financial Group's intangible assets related to the MONY Acquisition.

        Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software and evaluated for impairment each reporting period.

        AXA Financial, and certain of its consolidated subsidiaries and affiliates file a consolidated Federal income tax return. MONY Life, MLOA and USFL file a consolidated Federal income tax return. Certain non-life insurance subsidiaries of MONY Life file a separate consolidated Federal Income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Minority interest subject to redemption rights represents the remaining
        16.3 million of private AllianceBernstein Units issued to former Bernstein shareholders in connection with AllianceBernstein's acquisition of Bernstein. AXA Financial agreed to provide liquidity to these former Bernstein shareholders after a two-year lockout period that ended October 2002. AXA Financial Group acquired 16.32 million of the former Bernstein shareholders' AllianceBernstein Units in 2004. The outstanding 16.3 million AllianceBernstein Units may be sold to AXA Financial at the prevailing market price over the remaining four years ending in 2009. Generally, not more than 20% of the original AllianceBernstein Units issued to the former Bernstein shareholders may be put to AXA Financial in any one annual period.

4)      INVESTMENTS

        The following table provides additional information relating to fixed maturities and equity securities.

                                                                   GROSS              GROSS
                                              AMORTIZED          UNREALIZED         UNREALIZED         ESTIMATED
                                                 COST              GAINS              LOSSES           FAIR VALUE
                                            ---------------   -----------------  -----------------  ----------------
                                                                         (IN MILLIONS)
       DECEMBER 31, 2005
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate.....................   $    30,764.0      $    1,037.8       $      286.2      $   31,515.6
           Mortgage-backed...............         2,685.3               9.3               42.2           2,652.4
           U.S. Treasury, government
             and agency securities.......         2,169.3              52.4               11.7           2,210.0
           States and political
             subdivisions................           204.6              19.9                 .3             224.2
           Foreign governments...........           336.1              41.8                 .5             377.4
           Redeemable preferred stock....         1,833.3             106.1               16.2           1,923.2
                                            ----------------- -----------------  -----------------  ----------------
             Total Available for Sale....   $    37,992.6      $    1,267.3       $      357.1      $   38,902.8
                                            ================= =================  =================  ================

       Equity Securities:
         Available for sale..............   $        88.0      $        5.1       $        2.3      $       90.8
         Trading securities..............              .3                .9                 .1               1.1
                                            ----------------- -----------------  -----------------  ----------------
       Total Equity Securities...........   $        88.3      $        6.0       $        2.4      $       91.9
                                            ================= =================  =================  ================

       December 31, 2004
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate.....................   $    29,439.5      $    1,855.1       $       60.1      $   31,234.5
           Mortgage-backed...............         3,873.9              53.3                9.7           3,917.5
           U.S. Treasury, government
             and agency securities.......         1,536.1              72.5                1.5           1,607.1
           States and political
             subdivisions................           196.1              21.3                 .8             216.6
           Foreign governments...........           346.6              48.8                 .7             394.7
           Redeemable preferred stock....         1,775.4             160.2                4.8           1,930.8
                                            ----------------- -----------------  -----------------  ----------------
             Total Available for Sale....   $    37,167.6      $    2,211.2       $       77.6      $   39,301.2
                                            ================= =================  =================  ================

       Equity Securities:
         Available for sale..............   $        48.8      $        3.1       $        1.2      $       50.7
         Trading securities..............              .4               1.0                 .2               1.2
                                            ----------------- -----------------  -----------------  ----------------
       Total Equity Securities...........   $        49.2      $        4.1       $        1.4      $       51.9
                                            ================= =================  =================  ================

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, AXA Financial Group determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2005 and 2004, securities without a readily ascertainable market value having an amortized cost of $6,600.6 million and $6,327.2 million, respectively, had estimated fair values of $6,782.2 million and $6,695.5 million, respectively.

        The contractual maturity of bonds at December 31, 2005 is shown below:

                                                       AVAILABLE FOR SALE
                                                 -------------------------------
                                                    AMORTIZED        ESTIMATED
                                                       COST         FAIR VALUE
                                                 --------------   --------------
                                                         (IN MILLIONS)
       Due in one year or less................    $    1,769.0    $    1,780.5
       Due in years two through five..........         6,717.3         6,863.0
       Due in years six through ten...........        15,150.3        15,423.6
       Due after ten years....................         9,837.4        10,260.1
       Mortgage-backed securities.............         2,685.3         2,652.4
                                                 --------------   --------------
       Total..................................    $   36,159.3    $   36,979.6
                                                 ==============   ==============

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        AXA Financial Group's management, with the assistance of its investment advisors, monitors the investment performance of its portfolio. This review process includes a quarterly review of certain assets by the Insurance Group's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired. Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis. If this ability is deemed to be other than temporarily impaired, then the appropriate provisions are taken.

        The following table discloses fixed maturities (2,495 issues) that have been in a continuous unrealized loss position for less than a twelve month period and greater than a twelve month period as of December 31, 2005:

                                       LESS THAN 12 MONTHS            12 MONTHS OR LONGER                  TOTAL
                                  ----------------------------   ----------------------------  -------------------------------
                                                      GROSS                          GROSS                          GROSS
                                     ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED     ESTIMATED       UNREALIZED
                                     FAIR VALUE       LOSSES        FAIR VALUE       LOSSES       FAIR VALUE        LOSSES
                                  --------------  ------------   --------------    ----------  --------------   --------------
                                                                         (IN MILLIONS)
       Fixed Maturities:
         Corporate..............  $    10,355.3   $     221.9    $    1,797.9      $    64.3   $   12,153.2     $     286.2
         Mortgage-backed........        1,910.4          30.3           300.3           11.9        2,210.7            42.2
         U.S. Treasury,
           government and
           agency securities....        1,024.4           9.1           141.6            2.6        1,166.0            11.7
         States and political
           subdivisions.........           25.0            .3              --             --           25.0              .3
         Foreign governments....           43.5            .3            30.3             .2           73.8              .5
         Redeemable
           preferred stock......          595.9          14.7            21.9            1.5          617.8            16.2
                                  --------------  ------------   --------------    ----------  --------------   --------------
       Total Temporarily
         Impaired Securities ...  $    13,954.5   $     276.6    $    2,292.0      $    80.5   $   16,246.5     $      357.1
                                  ==============  ============   ==============    ==========  ==============   ==============

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2005, approximately $1,088.5 million, or 2.9%, of the $37,992.6 million aggregate amortized cost of fixed maturities held by AXA Financial Group was considered to be other than investment grade.

        At December 31, 2005, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $8.1 million.

        The Insurance Group holds equity in limited partnership interests and other equity method investments. The carrying values at December 31, 2005 and 2004 were $1,123.1 million and $1,091.9 million, respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $5.3 million and $31.5 million at December 31, 2005 and 2004, respectively. Gross interest income on these loans included in net investment income aggregated $1.0 million, $7.1 million and $7.8 million in 2005, 2004 and 2003, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $1.3 million, $8.8 million and $10.0 million in 2005, 2004 and 2003, respectively.

        Impaired mortgage loans along with the related investment valuation allowances follow:

                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                  2005                  2004
                                                                            ------------------   -------------------
                                                                                         (IN MILLIONS)
       Impaired mortgage loans with investment valuation allowances.......   $        93.0        $        94.3
       Impaired mortgage loans without investment valuation allowances....            13.4                 22.6
                                                                            ------------------   -------------------
       Recorded investment in impaired mortgage loans.....................           106.4                116.9
       Investment valuation allowances....................................           (13.4)               (11.8)
                                                                            ------------------   -------------------
       Net Impaired Mortgage Loans........................................   $        93.0        $       105.1
                                                                            ==================   ===================

        During 2005, 2004 and 2003, respectively, AXA Financial Group's average recorded investment in impaired mortgage loans was $115.0 million, $165.1 million and $180.9 million. Interest income recognized on these impaired mortgage loans totaled $10.9 million, $11.8 million and $12.3 million for 2005, 2004 and 2003, respectively.

        Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2005 and 2004, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $74.8 million and $79.2 million.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2005, $3.5 million of equity real estate was held for sale and at December 31, 2004, there was no equity real estate held-for-sale. For 2003, real estate of $2.8 million was acquired in satisfaction of debt; none was acquired in either 2005 or 2004. At December 31, 2005 and 2004, AXA Financial Group owned $230.4 million and $231.6 million, respectively, of real estate acquired in satisfaction of debt of which $-0- million and $2.2 million, respectively, are held as real estate joint ventures.

        Accumulated depreciation on real estate was $239.3 million and $211.5 million at December 31, 2005 and 2004, respectively. Depreciation expense on real estate totaled $30.7 million, $24.8 million and $38.8 million for 2005, 2004 and 2003, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:


                                                                      2005               2004               2003
                                                               -----------------  -----------------   ----------------
                                                                                    (IN MILLIONS)
       Balances, beginning of year..........................    $        11.8      $        20.5       $      55.0
       Additions charged to income..........................              5.2                3.9              12.2
       Deductions for writedowns and
         asset dispositions.................................             (3.6)             (12.6)            (15.2)
       Deduction for transfer of real estate held-for-sale
         to real estate held for the production of income...              -                  -               (31.5)
                                                               -----------------  -----------------   ----------------
       Balances, End of Year................................    $        13.4      $        11.8       $      20.5
                                                               =================  =================   ================

       Balances, end of year comprise:
         Mortgage loans on real estate......................    $        13.4      $        11.8       $      18.8
         Equity real estate.................................              -                  -                 1.7
                                                               -----------------  -----------------   ----------------
       Total................................................    $        13.4      $        11.8       $      20.5
                                                               =================  =================   ================

5)     INTANGIBLE ASSETS

       The following presents a summary of AXA Financial Group's intangible assets, including VOBA (see Note 2 of Notes to Consolidated Financial Statements), as of December 31, 2005 and 2004 related to the MONY
       Acquisition:

                                                                       GROSS
                                                                      CARRYING          ACCUMULATED
                                                                       AMOUNT          AMORTIZATION            NET
                                                                   --------------     ----------------     ------------
                                                                                       (IN MILLIONS)
       DECEMBER 31, 2005
       -----------------
       Intangible assets subject to amortization:
         VOBA....................................................  $     868.8        $     (88.4)(1)     $     780.4
         Insurance distribution network..........................         64.0               (7.3)               56.7
         Mutual fund distribution fees...........................         20.9              (12.1)                8.8
                                                                   ---------------    ----------------    ---------------
       Total intangible assets subject to amortization...........        953.7             (107.8)              845.9
                                                                   ---------------    ----------------    ---------------
       Intangible assets not subject to amortization:
          Investment management contracts........................         60.0                 -                 60.0
                                                                   ---------------    ----------------    ---------------
       Total Intangible Assets...................................  $   1,013.7        $    (107.8)        $     905.9
                                                                   ===============    ================    ===============
       December 31, 2004
       -----------------
       Intangible assets subject to amortization:
         VOBA....................................................  $     868.8        $     (51.4)(1)     $     817.4
         Insurance distribution network..........................         64.0               (2.4)               61.6
         Mutual fund distribution fees...........................         20.9               (5.2)               15.7
                                                                   ---------------    ----------------    ---------------
       Total intangible assets subject to amortization...........        953.7              (59.0)              894.7
                                                                   ---------------    ----------------    ---------------
       Intangible assets not subject to amortization:
          Investment management contracts........................         60.0                 -                 60.0
                                                                   ---------------    ----------------    ---------------
       Total Intangible Assets...................................   $  1,013.7        $     (59.0)        $     954.7
                                                                   ===============    ================    ===============

       (1) Includes reactivity to unrealized investment gains/losses reflected in other comprehensive income.

       For 2005 and the six months ended December 31, 2004, total amortization expense related to these intangible assets was $72.2 million and $40.1 million, respectively. Intangible assets amortization expense is estimated to range from $82.3 million in 2006 to $59.2 million in 2010.

6)      EQUITY METHOD INVESTMENTS

        Included in equity real estate or other equity investments, as appropriate, are interests in real estate joint ventures, limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,242.8 million and $1,211.7 million, respectively, at December 31, 2005 and 2004. AXA Financial Group's total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $187.9 million, $63.4 million and $(4.3) million, respectively, for 2005, 2004 and 2003.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial Group has an investment of $10.0 million or greater and an equity interest of 10% or greater (8 and 12 individual ventures at December 31, 2005 and 2004, respectively) and AXA Financial Group's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                           DECEMBER 31,
                                                                                ------------------------------------
                                                                                     2005                2004
                                                                                ----------------    ----------------
                                                                                          (IN MILLIONS)
       BALANCE SHEETS
       Investments in real estate, at depreciated cost........................  $        527.4      $       537.1
       Investments in securities, generally at estimated fair value...........           118.4              351.9
       Cash and cash equivalents..............................................            27.5               13.9
       Other assets...........................................................            18.6               31.3
                                                                                ----------------    ----------------
       Total Assets...........................................................  $        691.9      $       934.2
                                                                                ================    ================

       Borrowed funds - third party...........................................  $        282.7      $       349.9
       Other liabilities......................................................            12.4               20.1
                                                                                ----------------    ----------------
       Total liabilities......................................................           295.1              370.0
                                                                                ----------------    ----------------

       Partners' capital......................................................           396.8              564.2
                                                                                ----------------    ----------------
       Total Liabilities and Partners' Capital................................  $        691.9      $       934.2
                                                                                ================    ================
       AXA Financial Group's Carrying Value in
            These Entities Included Above.....................................  $        135.6      $       208.8
                                                                                ================    ================


                                                                      2005               2004                2003
                                                                -----------------  -----------------    ----------------
                                                                                     (IN MILLIONS)
       STATEMENTS OF EARNINGS
       Revenues of real estate joint ventures.................  $        98.2      $       102.1       $       95.6
       Net revenues of other limited partnership interests....            6.3               19.8               26.0
       Interest expense - third party.........................          (18.2)             (17.8)             (18.0)
       Other expenses.........................................          (62.2)             (65.3)             (61.7)
                                                                -----------------  -----------------   -----------------
       Net Earnings...........................................  $        24.1      $        38.8       $       41.9
                                                                =================  =================   =================
       AXA Financial Group's Equity in Net Earnings of
            These Entities Included Above.....................  $        11.6      $        13.9       $        5.0
                                                                =================  =================   =================

7)      NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                   2005               2004                2003
                                                             -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Fixed maturities...................................   $     2,319.8      $     2,090.4       $    1,797.2
       Mortgage loans on real estate......................           363.2              325.3              279.5
       Equity real estate.................................           209.8              162.4              136.9
       Other equity investments...........................           105.6               73.1               35.1
       Policy loans.......................................           317.0              286.7              260.1
       Short-term investments.............................           143.3               70.4               56.0
       Other investment income............................            55.9                9.4               34.7
                                                             -----------------  -----------------   -----------------

         Gross investment income..........................         3,514.6            3,017.7            2,599.5

       Investment expenses................................          (294.8)            (217.0)            (202.4)
                                                            -----------------   -----------------   -----------------

       Net Investment Income..............................   $     3,219.8      $     2,800.7       $    2,397.1
                                                            =================   =================   =================

       Investment gains (losses), net, including changes in the valuation allowances, follow:


                                                                   2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Fixed maturities...................................   $         6.9      $        24.3       $     (105.6)
       Mortgage loans on real estate......................             (.1)               7.5                1.3
       Equity real estate.................................             4.0               11.7               26.8
       Other equity investments...........................            31.1               30.5                1.9
       Other..............................................            14.5                3.2                8.1
                                                            -----------------  -----------------   -----------------
       Investment Gains (Losses), Net.....................   $        56.4      $        77.2       $      (67.5)
                                                            =================  =================   =================

        Writedowns of fixed maturities amounted to $38.0 million, $54.2 million and $198.1 million for 2005, 2004 and 2003, respectively. Writedowns of mortgage loans on real estate and equity real estate amounted $2.4 million and zero, respectively, for 2005, $10.8 million and $0.8 million, respectively, for 2004 and $5.2 million and zero, respectively, for 2003.

        For 2005, 2004 and 2003, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,498.8 million, $3,864.7 million and $4,774.6 million. Gross gains of $58.0 million, $63.2 million and $105.1 million and gross losses of $40.2 million, $11.3 million and $39.5 million were realized on these sales in 2005, 2004 and 2003, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2005, 2004 and 2003 amounted to $(1,223.6) million, $188.4 million and $414.4 million, respectively.

        In 2005, 2004 and 2003, respectively, net unrealized and realized holding gains on trading account equity securities of $6.0 million, $9.7 million and $2.1 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $120.0 million and $117.4 million and costs of $103.7 million and $107.2 million at December 31, 2005 and 2004, respectively.

        For 2005, 2004, and 2003, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $72.4 million, $77.6 million and $76.5 million, respectively.

        The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

                                                                   2005               2004                2003
                                                             ----------------   -----------------   -----------------
                                                                                 (IN MILLIONS)
       Balance, beginning of year.........................   $       925.3      $       901.5       $      686.2
       Changes in unrealized investment gains (losses)....        (1,227.1)             168.7              441.7
       Changes in unrealized investment (gains) losses
         attributable to:
          Participating group annuity contracts,
             Closed Blocks policyholder dividend
             obligation and other.........................           289.5             (103.7)             (50.1)
          DAC and VOBA....................................           171.3              (22.1)             (65.8)
          Deferred income taxes...........................           264.4              (19.1)            (110.5)
                                                             ----------------   -----------------   -----------------
       Balance, End of Year...............................   $       423.4      $       925.3       $      901.5
                                                             ================   =================   =================

       Balance, end of year comprises:
          Unrealized investment gains (losses) on:
             Fixed maturities.............................   $       936.3      $     2,192.6       $    2,017.3
             Other equity investments.....................             2.9                1.7                8.3
             Other........................................              -               (28.0)             (28.0)
                                                             ----------------   -----------------   -----------------
             Total........................................           939.2            2,166.3            1,997.6
          Amounts of unrealized investment (gains) losses
             attributable to:
               Participating group annuity contracts,
                 Closed Blocks policyholder dividend
                 obligation and other.....................           (85.5)            (375.0)            (271.3)
               DAC and VOBA...............................          (190.6)            (361.9)            (339.8)
               Deferred income taxes......................          (239.7)            (504.1)            (485.0)
                                                             ----------------   -----------------   -----------------
       Total..............................................   $       423.4      $       925.3       $      901.5
                                                             ================   =================   =================

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

8)      ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                                 DECEMBER 31,
                                                             -------------------------------------------------------
                                                                   2005               2004                2003
                                                             -----------------  -----------------   ----------------
                                                                                 (IN MILLIONS)
       Unrealized gains on investments....................   $       423.4      $       925.3       $      901.5
       Minimum pension liability..........................           (77.9)             (59.2)             (28.8)
                                                             -----------------  -----------------   ----------------
       Total Accumulated Other
         Comprehensive Income ............................   $       345.5      $       866.1       $      872.7
                                                             =================  =================   ================

        The components of other comprehensive income for the past three years follow:


                                                                   2005               2004                2003
                                                             -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
        Net unrealized gains (losses) on investments:
           Net unrealized gains arising during the period..  $    (1,182.4)     $       271.8       $      417.3
           (Gains) losses reclassified into net earnings
              during the period............................          (44.7)            (103.1)              24.4
                                                             -----------------  -----------------   -----------------
        Net unrealized gains on investments................       (1,227.1)             168.7              441.7
        Adjustments for policyholders liabilities, DAC
           and VOBA and deferred income taxes..............          725.2             (144.9)            (226.4)
                                                             -----------------  -----------------   -----------------

        Change in unrealized gains, net of adjustments.....         (501.9)              23.8              215.3
        Change in minimum pension liability................          (18.7)             (30.4)               2.3
                                                             -----------------  -----------------   -----------------
        Total Other Comprehensive Income...................  $      (520.6)     $        (6.6)      $      217.6
                                                             =================  =================   =================

9)      CLOSED BLOCKS

        The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial Group has developed an actuarial calculation of the expected timing of the AXA Equitable Closed Block's earnings. Further, in connection with the acquisition of MONY, AXA Financial Group has developed an actuarial calculation of the expected timing of the MONY Life Closed Block earnings as of July 1, 2004.

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

        AXA Equitable Closed Block
        --------------------------

        Summarized financial information for the AXA Equitable Closed Block follows:

                                                                                 DECEMBER 31,       December 31,
                                                                                     2005               2004
                                                                                ---------------    ---------------
                                                                                          (IN MILLIONS)
        CLOSED BLOCK LIABILITIES:
        Future policy benefits, policyholders' account balances and other....   $    8,866.1      $     8,911.5
        Policyholder dividend obligation.....................................           73.7              264.3
        Other liabilities....................................................           28.6               25.9
                                                                                ---------------    ---------------
        Total Closed Block liabilities.......................................        8,968.4            9,201.7
                                                                                ---------------    ---------------

        ASSETS DESIGNATED TO THE CLOSED BLOCK:
        Fixed maturities, available for sale, at estimated fair value
           (amortized cost of $5,761.5 and $5,488.6).........................        5,908.7            5,823.2
        Mortgage loans on real estate........................................          930.3            1,098.8
        Policy loans.........................................................        1,284.4            1,322.5
        Cash and other invested assets.......................................           56.2               37.1
        Other assets.........................................................          304.4              348.7
                                                                                ---------------    ---------------
        Total assets designated to the Closed Block..........................        8,484.0            8,630.3
                                                                                ---------------    ---------------

        Excess of Closed Block liabilities over assets designated to
           the Closed Block..................................................          484.4              571.4

        Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred income tax expense of $25.7 and $24.6 and policyholder dividend
             obligation of $73.7 and $264.3..................................           47.8               45.7
                                                                                ---------------    ---------------

        Maximum Future Earnings To Be Recognized From Closed Block
           Assets and Liabilities............................................   $      532.2      $       617.1
                                                                                ===============    ===============

        AXA Equitable Closed Block revenues and expenses were as follows:

                                                                   2005             2004              2003
                                                              --------------  ---------------   ---------------
                                                                                (IN MILLIONS)
        REVENUES:
        Premiums and other income............................ $      449.3    $       471.0     $     508.5
        Investment income (net of investment
           expenses of $0, $0.3, and $2.4)...................        525.9            554.8           559.2
        Investment gains (losses), net.......................          1.2             18.6           (35.7)
                                                              --------------  ---------------   ---------------
        Total revenues.......................................        976.4          1,044.4         1,032.0
                                                              --------------  ---------------   ---------------

        BENEFITS AND OTHER DEDUCTIONS:
        Policyholders' benefits and dividends................        842.5            883.8           924.5
        Other operating costs and expenses...................          3.4              3.5             4.0
                                                              --------------  ---------------   ---------------
        Total benefits and other deductions..................        845.9            887.3           928.5
                                                              --------------  ---------------   ---------------

        Net revenues before income taxes.....................        130.5            157.1           103.5
        Income tax expense...................................        (45.6)           (56.4)          (37.5)
                                                              --------------  ---------------   ---------------
        Net Revenues......................................... $       84.9    $       100.7     $      66.0
                                                              ==============  ===============   ===============

        Reconciliation of the policyholder dividend obligation is as follows:

                                                                                            DECEMBER 31,
                                                                                --------------------------------------
                                                                                     2005                2004
                                                                                -----------------   ------------------
                                                                                           (IN MILLIONS)
       Balance, beginning of year.............................................  $        264.3      $       242.1
       Unrealized investment (losses) gains ..................................          (190.6)              22.2
                                                                                -----------------   ------------------
       Balance, End of Year ..................................................  $         73.7      $       264.3
                                                                                =================   ==================

        Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                     2005                2004
                                                                                -----------------   -----------------
                                                                                          (IN MILLIONS)
       Impaired mortgage loans with investment valuation allowances...........  $         59.1      $        59.5
       Impaired mortgage loans without investment valuation allowances........             4.0                2.3
                                                                                -----------------   -----------------
       Recorded investment in impaired mortgage loans.........................            63.1               61.8
       Investment valuation allowances........................................            (7.1)              (4.2)
                                                                                -----------------   -----------------
       Net Impaired Mortgage Loans............................................  $         56.0      $        57.6
                                                                                =================   =================

        During 2005, 2004 and 2003, AXA Equitable's Closed Block's average recorded investment in impaired mortgage loans was $59.9 million, $64.2 million and $51.9 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.1 million, $4.7 million and $2.7 million for 2005, 2004 and 2003, respectively.

        Valuation allowances amounted to $7.1 million and $4.0 million on mortgage loans on real estate at December 31, 2005 and 2004, respectively. Writedowns of fixed maturities amounted to $7.7 million, $10.8 million and $37.8 million for 2005, 2004 and 2003, respectively.

        MONY Life Closed Block
        ----------------------

        Summarized financial information for the MONY Life Closed Block is as follows:

                                                                                           DECEMBER 31,
                                                                               --------------------------------------
                                                                                     2005                  2004
                                                                               ----------------     -----------------
                                                                                          (IN MILLIONS)
       CLOSED BLOCK LIABILITIES:
       Future policy benefits, policyholders' account balances and other....   $    7,332.4         $    7,360.9
       Policyholder dividend obligation.....................................          142.5                250.8
       Other liabilities....................................................           31.0                 28.7
                                                                               ----------------     -----------------
       Total Closed Block liabilities.......................................        7,505.9              7,640.4
                                                                               ----------------     -----------------

       ASSETS DESIGNATED TO THE CLOSED BLOCK:
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $4,399.0 and $4,338.0)..........................        4,397.8              4,440.9
       Mortgage loans on real estate........................................          560.1                592.5
       Policy loans.........................................................        1,003.7              1,025.0
       Cash and other invested assets.......................................          135.8                 91.1
       Other assets.........................................................          295.1                314.0
                                                                               ----------------     -----------------
       Total assets designated to the Closed Block..........................        6,392.5              6,463.5
                                                                               ----------------     -----------------

       Excess of Closed Block liabilities over assets designated to
         the Closed Block ..................................................        1,113.4              1,176.9
       Amounts included in accumulated other comprehensive income:
         Net unrealized (losses) gains, net of policyholder dividend
           obligation of $(1.2) million and $102.9 million .................             -                    -
                                                                               ----------------     -----------------
       Maximum Future Earnings To Be Recognized From
         Closed Block Assets and Liabilities................................   $    1,113.4         $    1,176.9
                                                                               ================     =================

        MONY Life Closed Block revenues and expenses follow:

                                                                                                  Six Months
                                                                                                    Ended
                                                                                                  December 31,
                                                                                    2005             2004
                                                                               --------------   ---------------
                                                                                        (IN MILLIONS)
       REVENUES:
       Premiums and other income............................................   $      410.0     $      229.9
       Investment income (net of investment expenses of $5.8 and $2.9)......          340.9            172.3
       Investment (losses) gains net........................................           (3.9)            13.1
                                                                               --------------   ---------------
       Total revenues.......................................................          747.0            415.3
                                                                               --------------   ---------------

       BENEFITS AND OTHER DEDUCTIONS:
       Policyholders' benefits and dividends................................          644.8            362.8
       Other operating costs and expenses...................................            4.5              2.6
                                                                               --------------   ---------------
       Total benefits and other deductions..................................          649.3            365.4
                                                                               --------------   ---------------

       Net revenues before income taxes.....................................           97.7             49.9
       Income tax expense...................................................          (34.2)           (17.4)
                                                                               --------------   ---------------
       Net Revenues.........................................................   $       63.5     $       32.5
                                                                               ==============   ===============

        Reconciliation of the MONY Life policyholder dividend obligation is as follows:

                                                                                                  Six Months
                                                                                                    Ended
                                                                                                  December 31,
                                                                                    2005             2004
                                                                               --------------   ---------------
                                                                                        (IN MILLIONS)

       MONY Life policyholder dividend obligation, beginning of period......   $      250.8     $      147.7
          Applicable to net revenues........................................           (4.1)              .2
          Unrealized investment (losses) gains..............................         (104.2)           102.9
                                                                               --------------   ---------------
       MONY Life Policyholder Dividend Obligation, End of Period............   $      142.5     $      250.8
                                                                               ==============   ===============


        MONY Life Closed Block valuation allowances amounted to $0.0 million and $0.2 million on mortgage loans on real estate at December 31, 2005 and 2004, respectively. Writedowns of fixed maturities amounted to $2.5 million and $.3 million for 2005 and the six months ended December 31, 2004, respectively.

10)     WIND-UP ANNUITIES

        Summarized financial information for Wind-up Annuities follows:

                                                                                          DECEMBER 31,
                                                                               --------------------------------------
                                                                                   2005                  2004
                                                                               ----------------     -----------------
                                                                                          (IN MILLIONS)
       BALANCE SHEETS
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $796.9 and $643.6)..............................   $      823.5         $      702.1
       Equity real estate...................................................          197.5                190.1
       Mortgage loans on real estate........................................            6.7                 21.4
       Other invested assets................................................            3.2                  4.7
                                                                               ----------------     -----------------
         Total investments..................................................        1,030.9                918.3
       Cash and cash equivalents............................................             -                 150.2
       Other assets.........................................................           13.6                 33.3
                                                                               ----------------     -----------------
       Total Assets.........................................................   $    1,044.5         $    1,101.8
                                                                               ================     =================

       Policyholders liabilities............................................   $      817.2         $      844.6
       Allowance for future losses..........................................           60.1                132.7
       Other liabilities....................................................          167.2                124.5
                                                                               ----------------     -----------------
       Total Liabilities....................................................   $    1,044.5         $    1,101.8
                                                                               ================     =================


                                                                  2005             2004              2003
                                                             ---------------  ---------------   --------------
                                                                               (In Millions)
       STATEMENTS OF EARNINGS
       Investment income (net of investment
         expenses of $18.4, $17.2 and $21.0)..............   $        70.0    $        68.5     $       70.6
       Investment gains, net..............................             (.3)             3.6              5.4
       Policy fees, premiums and other income.............              -                -                -
                                                             ---------------  ---------------   --------------
       Total revenues.....................................            69.7             72.1             76.0

       Benefits and other deductions......................            87.1             99.4             89.4
       (Losses charged) earnings credited to the
         allowance for future losses......................           (17.4)           (27.3)           (13.4)
                                                             ---------------  ---------------   --------------
       Pre-tax loss from operations.......................              -                -                -
       Pre-tax earnings from releasing the allowance
         for future losses................................            23.2             12.0              5.2
       Income tax expense.................................            (8.0)            (4.1)            (1.8)
                                                             ---------------  ---------------   --------------
       Earnings from Wind-up Annuities....................   $        15.2    $         7.9     $        3.4
                                                             ===============  ===============   ==============

        AXA Financial Group's quarterly process for evaluating the allowance for future losses applies the current period's results of Wind-up Annuities against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of AXA Financial Group's annual planning process, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in each of the three years presented.

        During 2005, 2004 and 2003, Wind-up Annuities' average recorded investment in impaired mortgage loans was $-0- million, $8.4 million and $16.2 million, respectively. Interest income recognized on these impaired mortgage loans totaled $-0- million, $1.0 million and $1.3 million for 2005, 2004 and 2003, respectively.

11)     GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

        A) Variable Annuity Contracts - GMDB and GMIB
           ------------------------------------------
        AXA Equitable, MONY Life and MLOA issue certain variable annuity contracts with GMDB and GMIB features that guarantee one of the following:

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

        The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2005:

                                                                  GMDB               GMIB               TOTAL
                                                             -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Balance at January 1, 2003.........................   $       128.4      $       117.5       $      245.9
         Paid guarantee benefits..........................           (65.6)                -               (65.6)
         Other changes in reserve.........................             6.5              (31.9)             (25.4)
                                                             -----------------  -----------------   -----------------
       Balance at December 31, 2003.......................            69.3               85.6              154.9
         MONY Life and MLOA balances at acquisition.......             1.1                 -                 1.1
         Paid guarantee benefits..........................           (48.6)                -               (48.6)
         Other changes in reserve.........................            46.7               32.1               78.8
                                                             -----------------  -----------------   -----------------
       Balance at December 31, 2004.......................            68.5              117.7              186.2
          Paid guarantee benefits.........................           (42.7)              (2.2)             (44.9)
          Other changes in reserve........................            90.0               58.3              148.3
                                                             -----------------  -----------------   -----------------
       Balance at December 31, 2005.......................   $       115.8      $       173.8       $      289.6
                                                             =================  =================   =================

        Related GMDB reinsurance ceded amounts were:

                                                                    GMDB
                                                             -----------------
                                                               (IN MILLIONS)
       Balance at January 1, 2003.........................   $        21.5
         Paid guarantee benefits ceded....................           (18.5)
         Other changes in reserve.........................            14.2
                                                             -----------------
       Balance at December 31, 2003.......................            17.2
         MONY Life and MLOA balances at acquisition.......             (.4)
         Paid guarantee benefits ceded....................           (11.5)
         Other changes in reserve.........................             4.0
                                                             -----------------
       Balance at December 31, 2004.......................             9.3
         Paid guarantee benefits..........................           (12.2)
         Other changes in reserve.........................            25.8
                                                             -----------------
       Balance at December 31, 2005.......................   $        22.9
                                                             =================

       The GMIB reinsurance contracts are considered derivatives and are reported at fair value; see Note 16 of Notes to Consolidated Financial Statements.

        The December 31, 2005 values for those variable annuity contracts with GMDB and GMIB features currently in-force are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                   RETURN
                                                     OF
                                                   PREMIUM       RATCHET         ROLL-UP         COMBO           TOTAL
                                                -------------- -------------  --------------  -------------  ---------------
                                                                        (DOLLARS IN MILLIONS)
       GMDB:
       -----
         Account values invested in:
            General Account..................   $    12,008    $     618       $      120     $      587     $    13,333
            Separate Accounts................   $    22,043    $   8,740       $    7,802     $   15,551     $    54,136
         Net amount at risk, gross...........   $       590    $     703       $    1,800     $       91     $     3,184
         Net amount at risk, net of amounts
           reinsured.........................   $       588    $     502       $    1,091     $       56     $     2,237
         Average attained age of
           contractholders...................          49.9         60.7             63.4           60.8            52.8
         Percentage of contractholders
           over age 70.......................           7.7%        20.0%            30.9%          20.8%           11.6%
         Range of contractually specified
             interest rates..................          N/A           N/A           3% - 6%        3% - 6%

       GMIB:
       -----
         Account values invested in:
            General Account..................          N/A            N/A      $       34     $      775     $       809
            Separate Accounts................          N/A            N/A      $    5,682     $   21,165     $    26,847
         Net amount at risk, gross...........          N/A            N/A      $      389     $       -      $       389
         Net amount at risk, net of amounts
           reinsured.........................          N/A            N/A      $       98     $       -      $        98
         Weighted average years remaining
           until annuitization...............          N/A            N/A             3.1            8.8             7.3
         Range of contractually specified
           interest rates....................          N/A            N/A          3% - 6%        3% - 6%

       B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
          -------------------------------------------------------------------

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                    DECEMBER 31,       December 31,
                                                                                        2005               2004
                                                                                   ----------------  ------------------
                                                                                              (IN MILLIONS)
        GMDB:
        -----
        Equity..................................................................    $   38,207        $    34,574
        Fixed income............................................................         4,817              4,713
        Balanced................................................................         9,193              5,415
        Other...................................................................         1,919              1,678
                                                                                   ----------------  ------------------
        Total...................................................................    $   54,136        $    46,380
                                                                                   ================  ==================

        GMIB:
        -----
        Equity..................................................................    $   17,668        $    14,453
        Fixed income............................................................         2,642              2,463
        Balanced................................................................         5,852              2,772
        Other...................................................................           685                569
                                                                                   ----------------  ------------------
        Total...................................................................    $   26,847        $    20,257
                                                                                   ================  ==================

       C)  Hedging Programs for GMDB and GMIB Features
           -------------------------------------------

       In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At December 31, 2005, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $29,290 million and $71 million, respectively, with the GMDB feature and $14,164 million and zero, respectively, with the GMIB feature.

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

       D) Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee
           ------------------------------------------------------------------

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

       The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                                     REINSURANCE
                                                               DIRECT LIABILITY         CEDED                 NET
                                                              -------------------  -----------------  --------------------
                                                                                    (IN MILLIONS)
        Balance at January 1, 2004.........................    $       37.4         $        -         $        37.4
          Impact of adoption of SOP 03-1...................           (23.4)                 -                 (23.4)
          MONY Life and MLOA balances at acquisition.......              .5                  -                    .5
          Other changes in reserves........................             6.5                  -                   6.5
                                                              -------------------  -----------------  --------------------
        Balance at December 31, 2004.......................            21.0                  -                  21.0
          Other changes in reserves........................            14.0                  -                  14.0
                                                              -------------------  -----------------  --------------------
        Balance at December 31, 2005.......................    $       35.0         $        -         $        35.0
                                                              ===================  =================  ====================

12)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                               --------------------------------------
                                                                                   2005                  2004
                                                                               ----------------     -----------------
                                                                                          (IN MILLIONS)
       Short-term debt:
       Promissory note, 3.84%...............................................   $      248.3         $      248.3
       Current portion of long-term debt....................................          399.7                686.2
                                                                               ----------------     -----------------
       Total short-term debt................................................          648.0                934.5
                                                                               ----------------     -----------------

       Long-term debt:
       AXA Financial:
         Senior Notes, 7.75%, due through 2010..............................          478.1                477.7
         Senior Notes, 6.5%, due 2008.......................................          249.8                249.7
         Senior Debentures, 7.0%, due 2028..................................          348.0                347.9
         Senior Notes, 8.35%, due 2010......................................          336.7                344.3
                                                                               ----------------     -----------------
             Total AXA Financial............................................        1,412.6              1,419.6
                                                                               ----------------     -----------------

       MONY Companies:
         Surplus Notes, 11.25%, due 2024....................................            1.9                  1.9
         Senior Notes, 4.73%, due 2017......................................          300.0                300.0
                                                                               ----------------     -----------------
             Total MONY Companies...........................................          301.9                301.9
                                                                               ----------------     -----------------

       AXA Equitable:
         Surplus Notes, 7.70%, due 2015.....................................          199.8                199.8
                                                                               ----------------     -----------------
             Total AXA Equitable............................................          199.8                199.8
                                                                               ----------------     -----------------
       AllianceBernstein:
         Senior Notes, 5.625%, due 2006.....................................             -                 399.2
         Other..............................................................            7.6                  8.4
                                                                               ----------------     -----------------
             Total AllianceBernstein........................................            7.6                407.6
                                                                               ----------------     -----------------

       Total long-term debt.................................................        1,921.9              2,328.9
                                                                               ----------------     -----------------

       Total Short-term and Long-term Debt..................................   $    2,569.9         $    3,263.4
                                                                               ================     =================

        Short-term Debt
        ---------------

        AXA Equitable discontinued its commercial paper program concurrent with the maturity of AXA Equitable's credit facility during the fourth quarter of 2004.

        On July 9, 2004, AXA and certain of its subsidiaries, including AXA Financial Group, entered into a (euro)3.5 billion global revolving credit facility and a $650 million letter of credit facility, which mature on July 9,

        2009, with a group of 30 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial Group for general corporate purposes, while the letter of credit facility makes up to $500 million available to AXA Bermuda.

        AXA Equitable has a $350.0 million, one-year promissory note, of which $101.7 million is included within Wind Up Annuities. The promissory note, which matures in March 2006, is related to wholly owned real estate. Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually. At December 31, 2005 and 2004, AXA Financial Group had pledged real estate of $320.8 million and $307.1 million, respectively, as collateral for certain short-term debt.

        Since 1998, AllianceBernstein has had a $425.0 million commercial paper program. In September 2002, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800.0 million total, $425.0 million is intended to provide back-up liquidity for AllianceBernstein's $425.0 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. AllianceBernstein was in compliance with the covenants at December 31, 2005. At December 31, 2005, no borrowings were outstanding under AllianceBernstein's commercial paper program or revolving credit facilities. On February 17, 2006, AllianceBernstein replaced the existing agreement with a new $800 million five-year revolving credit facility with substantially the same terms.

        At December 31, 2005, AllianceBernstein maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to its $425.0 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2005, no amounts were outstanding under the ECN program.

        Long-term Debt
        --------------

        At December 31, 2005, AXA Financial Group was not in breach of any debt covenants.

        In second quarter 2004, AXA Financial Group entered into a series of interest rate swaps on AXA Financial long-term debt to reduce fixed interest payments on these obligations through mid-2006, resulting in net swap (losses) revenues of $(10.5) million and $2.2 million for 2005 and 2004, respectively reported in Net investment income, including amounts accrued at December 31, 2005.

        Upon completion of the merger, AXA Financial assumed the $300.0 million in senior notes issued by MONY. Principal on these notes is payable upon maturity on March 15, 2010 while the 8.35% interest is paid semi-annually.

        On February 17, 2006, AllianceBernstein replaced the existing agreement with a new $800.0 million five-year revolving credit facility with substantially identical terms.

        In April 2002, MONY Holdings, LLC ("MONY Holdings"), then a wholly owned subsidiary of MONY, issued $300.0 million of floating rate insured debt securities (the "Insured Notes") through a structured financing tied to the performance of MONY Life's Closed Block. Maturing on January 21, 2017, the Insured Notes pay interest only through January 21, 2008, at which time principal payments will begin based on an amortization schedule. Interest is payable quarterly at an annual rate equal to three month LIBOR plus 55 basis points ("BPs"). Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, fixing the interest rate at 6.44%. When the 75 BPs for the cost of insurance to guarantee the scheduled principal and interest payments and the debt issuance costs are added, the annual cost of the Insured Notes is 7.36%. Management received board authorization in February 2006 to prepay the Insured Notes. AXA Financial intends to cause the Insured Notes to be prepaid in full during 2006 with a combination of available funds and affiliate borrowings.

        AXA Financial is a holding company and is a legal entity separate and distinct from its subsidiaries. The rights of AXA Financial to participate in any distribution of assets of any subsidiary, including upon its liquidation or reorganization, are subject to the prior claims of creditors of that subsidiary, except to the extent that AXA Financial may itself be a creditor of that subsidiary and its claims are recognized. MONY Holdings, a wholly owned subsidiary of AXA Financial, and its subsidiaries have entered into covenants and arrangements with third parties in connection with the issuance of the Insured Notes which are intended to confirm their separate, "bankruptcy-remote" status, by assuring that the assets of MONY Holdings and its subsidiaries are not available to creditors of AXA Financial or its other subsidiaries, except and to the extent that AXA Financial and its other subsidiaries are, as shareholders or creditors of MONY Holdings and its subsidiaries, or would be, entitled to those assets.

        At December 31, 2005, $1.9 million of MONY Life's 11.25 % surplus notes remained outstanding.

        At December 31, 2005, aggregate maturities of the long-term debt, including the current portion of long-term debt, based on required principal payments at maturity were $400.0 million for 2006, $7.6 million for 2007, $276.7 million for 2008, $26.7 million for 2009, $806.7 million for 2010 and $771.9 million thereafter.

        In August 2001, AllianceBernstein issued $400.0 million 5.625% notes pursuant to a shelf registration statement under which AllianceBernstein may issue up to $600.0 million in senior debt securities. These AllianceBernstein notes mature in August 2006 and are redeemable at any time. The proceeds from the AllianceBernstein notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

        See Note 15 of Notes to Consolidated Financial Statements for information on borrowings from AXA.

13)     INCOME TAXES

        A summary of the income tax expense in the consolidated statements of earnings follows:

                                                                  2005               2004                2003
                                                             -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Income tax expense:
         Current expense..................................   $       287.6      $       342.4       $       93.1
         Deferred expense.................................           309.4               52.7              121.9
                                                             -----------------  -----------------   -----------------
       Total..............................................   $       597.0      $       395.1       $      215.0
                                                             =================  =================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                   2005               2004                2003
                                                             -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Expected income tax expense........................   $       730.2      $       540.6       $      285.3
       Minority interest..................................          (127.2)            (110.5)             (53.3)
       Separate Account investment activity...............           (91.4)             (63.3)             (29.1)
       Non-taxable investment income......................           (20.7)             (22.6)             (22.7)
       Non-deductible penalty.............................             1.1                 -                19.5
       Adjustment of tax audit reserves...................            19.1                7.7               (9.9)
       Non-deductible goodwill and other
         intangible assets................................             4.8                4.3                3.8
       State income taxes.................................            34.9                3.9                 -
       Alliance Federal and foreign taxes.................            43.6               25.6               12.8
       Other..............................................             2.6                9.4                8.6
                                                             -----------------  -----------------   -----------------
       Income Tax Expense.................................   $       597.0      $       395.1       $      215.0
                                                             =================  =================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       DECEMBER 31, 2005                  December 31, 2004
                                                 --------------------------------   ---------------------------------
                                                    ASSETS        LIABILITIES          Assets        Liabilities
                                                 ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)
       Compensation and related benefits......   $     248.3      $         -       $     240.4      $         -
       Reserves and reinsurance...............       1,221.3                -           1,304.6                -
       DAC and VOBA...........................            -             2,421.5               -            2,193.3
       Unrealized investment gains............            -               242.2               -              504.0
       Investments............................            -               762.9               -              659.5
       Other..................................         212.7                -             123.1                -
                                                 ---------------  ---------------   ---------------  ----------------
       Total..................................   $   1,682.3      $     3,426.6     $   1,668.1      $     3,356.8
                                                 ===============  ===============   ===============  ================

        In 2003, the IRS commenced examinations of AXA Financial Group's consolidated Federal income tax returns for the years 1997 through 2001 and MONY's consolidated Federal income tax returns for the years 1998 through 2001. While that audit process is not yet complete, the IRS began an examination of AXA Financial Group's 2002 and 2003 returns during 2005. Management believes these audits will have no material adverse effect on AXA Financial Group's consolidated results of operations or financial position.

14)     CAPITAL STOCK AND OTHER SHARE-BASED PROGRAMS

        Under The AXA Financial, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan"), AXA Financial grants nonstatutory options to purchase AXA American Depository Receipts ("ADRs") to employees and associates of its subsidiaries. Under The Equity Plan for Directors (the "Equity Plan"), AXA Financial grants non-officer directors nonstatutory AXA ADR options each year. The exercise price of options awarded under these plans is equal to the closing market price for an AXA ADR on the grant date. In 2005, AXA granted nonstatutory stock options to purchase AXA ordinary shares to employees of AXA Financial subsidiaries under The AXA Stock Option Plan for AXA Financial Employees and Associates (the "Stock Option Plan"). The exercise price of options granted under this plan in 2005 was equal to the higher of (i) the average of the opening prices of the AXA ordinary share quoted on Euronext Paris over the 20 days immediately preceding the grant date or (ii) the Euro amount equal to the closing market price of an AXA ordinary share on the grant date. All options awarded in 2004 and subsequent thereto generally have a 4-year vesting schedule, with one third vesting on each of the second, third and fourth anniversaries of the grant; options granted in periods prior to 2004 generally vested ratably over the 3 years following the date of the award. Options currently issued and outstanding generally have a 10-year contractual term.

        Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully-vested AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of then-equivalent intrinsic value. AXA Financial recorded compensation expense for these awards of $35.2 million, $16.2 million and $13.5 million for 2005, 2004 and 2003, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the outstanding tandem Stock Appreciation Rights. The value of these tandem Stock Appreciation Rights at December 31, 2005 and 2004 was $57.5 million and $29.7 million, respectively, and included in other liabilities in the consolidated balance sheets. At December 31, 2005, 4.3 million tandem Stock Appreciation Rights were outstanding, having a weighted average remaining contractual term of 3.4 years and for which the tandem Stock Appreciation Rights component had maximum value of $72.6 million.

        AXA Financial Group has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Accordingly, no compensation expense for employee stock option awards is recognized in the consolidated statements of earnings for the years 2005, 2004, and 2003, respectively, as all are for a fixed number of shares and their exercise price equals the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by AXA Financial Group under the fair-value-based method of SFAS No. 123.

                                                                   2005              2004                2003
                                                             -----------------  ----------------  -------------------
                                                                               (IN MILLIONS)
       Net income as reported.............................   $     1,073.8      $      944.9      $      457.2
       Less: total stock-based employee compensation
         expense determined under fair value method for
         all awards, net of income tax benefit............           (23.4)            (25.0)            (36.5)
                                                             -----------------  ----------------  -------------------
       Pro Forma Net Earnings.............................   $     1,050.4      $      919.9      $      420.7
                                                             =================  ================  ===================

        For purpose of preparing the SFAS 123 pro-forma disclosures above, the Black-Scholes-Merton formula was used by AXA Financial to estimate the fair values of the option awards. Shown below are the relevant input assumptions used to derive those values. For the 2005 awards of options to purchase AXA ordinary shares and AXA ADRs, implied volatilities were considered in determining the stock price volatility assumption and the expected dividend was calculated as a yield. With respect to the valuation of options to purchase AXA ADRs, these methodologies each constitute a change in accounting estimate. The assumptions applied in previous years primarily considered historical realized stock price volatility and defined the expected dividend as an annual amount. These changes are consistent with the fair value measurement objectives of SFAS Nos. 123 and 123(R) and, accordingly, will be applied prospectively in determining the fair values of employee stock options to be measured and accounted for in accordance with SFAS 123(R).

                                         AXA               AXA Financial           AllianceBernstein
                                     ----------- ------------------------------ -----------------------
                                        2005       2005       2004       2003     2005   2004    2003
                                     ----------- ---------- ---------- -------- ------- ------ --------
       Dividend yield..............     3.15%      3.01%      2.24%     2.48%     6.2%    3.5%   6.1%

       Expected volatility.........       25%        25%        43%       46%      31%     32%    32%

       Risk-free interest rate.....     3.09%      4.27%      2.86%     2.72%     3.7%    4.0%   3.0%

       Expected life in years......        5          5          5         5        3       5      5

       Weighted average fair
         value per option at
         grant date................    $4.30      $4.85      $6.94     $4.39    $7.04   $8.00   $5.96


        A summary of the activity in the option shares of AXA Financial and AllianceBernstein's option plans follows, including information about options outstanding and exercisable at December 31, 2005. In addition to the activity presented below, approximately 3.5 million options to purchase AXA ordinary shares were granted on March 29, 2005 under the Stock Option Plan at an exercise price of 20.87 euros. These awards have a contractual life of 10 years; none are exercisable at December 31, 2005.

                                                       AXA FINANCIAL                      ALLIANCEBERNSTEIN
                                             -----------------------------------   ---------------------------------
                                                                   WEIGHTED                             WEIGHTED
                                                                    AVERAGE                             AVERAGE
                                                  AXA ADRS         EXERCISE            UNITS            EXERCISE
                                               (IN MILLIONS)         PRICE         (IN MILLIONS)         PRICE
                                             ------------------  ---------------   ---------------   ---------------
       Balance at January 1, 2003.......          35.3                                  16.4             $34.92
                                                                    $25.14

         Granted........................           9.1              $12.60                .1             $35.01
         Exercised......................          (1.7)             $ 7.85              (1.2)            $17.26
         Forfeited......................          (1.8)             $25.16              (1.5)            $43.27
                                             ------------------                    ---------------

       Balance at December 31, 2003.....          40.9              $23.04              13.8             $35.55
         Granted........................           7.2              $20.66                .1             $33.00
         Exercised......................          (2.5)             $14.82              (2.5)            $18.43
         Forfeited......................          (1.6)             $23.74              (1.8)            $46.96
                                             ------------------                    ---------------

       Balance at December 31, 2004.....          44.0              $23.03               9.6             $37.82
         Granted........................           1.8              $26.77                - (1)          $45.45
         Exercised......................          (5.7)             $15.58              (1.7)            $24.13
         Forfeited......................          (1.5)             $29.22               (.4)            $47.10
                                             ------------------                    ---------------
       Balance at December 31, 2005.....          38.6              $24.06               7.5             $40.45
                                             ==================                    ===============

        (1) The 2005 AllianceBernstein grants totaled 17,604 units

        Information about options outstanding and exercisable at December 31, 2005 follows:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              --------------------------------------------------   -------------------------------------
                                                   WEIGHTED
                                                    AVERAGE         WEIGHTED                               WEIGHTED
             RANGE OF              NUMBER          REMAINING        AVERAGE             NUMBER              AVERAGE
             EXERCISE           OUTSTANDING       CONTRACTUAL       EXERCISE          EXERCISABLE          EXERCISE
              PRICES           (IN MILLIONS)     LIFE (YEARS)        PRICE           (IN MILLIONS)           PRICE
       ---------------------  ----------------- ---------------- ---------------   ------------------   ----------------
             AXA ADRs
       ---------------------

        $ 6.33 - $  8.97              .1                .61           $ 8.13               .1                $ 8.13
         $10.13 - $15.12             7.4               6.45           $12.67              4.3                $12.79
         $15.91 - $22.84            12.3               6.63           $19.62              8.0                $19.06
         $25.96 - 32.86             14.5               3.57           $30.16             12.1                $30.64
         $35.85                      4.3               3.43           $35.85              4.3                $35.85
                              -----------------                                    ------------------
         $  6.33 - $35.85           38.6               5.08           $24.06             28.8                $24.06
                              =================                                    ==================

         AllianceBernstein
           Holding Units
       ---------------------
          $12.56 - $18.47             .6               1.59           $16.28               .6                $16.28
          $25.63 - $30.25            1.2               3.54           $28.61              1.2                $28.62
          $32.52 - $48.50            2.8               5.96           $39.62              2.0                $41.85
          $50.15 - $50.56            1.6               5.92           $50.25              1.3                $50.25
          $51.10 - $58.50            1.3               4.95           $53.77              1.3                $53.77
                              -----------------                                    ------------------
          $12.56 - $58.50            7.5               5.02           $40.45              6.4                $40.79
                              =================                                    ==================

        AXA Financial Group's ownership interest in AllianceBernstein will continue to be reduced upon the exercise of unit options granted to certain AllianceBernstein employees. Options are exercisable over periods of up to ten years.

        On November 22, 2004, AXA Financial purchased approximately 25.5 million call options on AXA ADRs to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options. As more fully described in Note 15 of Notes to Consolidated Financial Statements, the total premium of approximately $88.9 million paid by AXA Financial to purchase these call options was funded by a short-term borrowing from AXA. The after-tax cost of the call options has been recognized by AXA Financial Group in its consolidated statement of shareholder's equity for the year ended December 31, 2004 as a direct reduction of capital in excess of par value in the amount of $57.8 million after-tax and does not require adjustment in future periods for changes in value.

        The purchased call options have strike prices ranging from $24.00 to $33.00 per share, with an aggregate average strike price of $26.70 per share, and maturities ranging from 3.5 to 5.0 years, with an aggregate average maturity of 4.6 years. In addition, each call option has a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised.

        During 2005, as a direct result of the market price of the AXA ADR equaling or exceeding the caps on certain of these call option contracts, AXA Financial was obliged to exercise call options to purchase 15.7 million AXA ADRs, which is reflected as Treasury Shares in the accompanying Consolidated 2005 balance sheet at a strike price of $24.00, for an aggregate cost of $376.9 million. As of December 31, 2005, approximately 1.1 million of these AXA ADRs had been utilized to fund exercises of employee stock options, leaving approximately 14.3 million designated for future exercises of specific outstanding employee stock options and the remainder of approximately 0.3 million available for general corporate purpose, including funding other stock-based compensation programs.

        Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries. Generally, all restricted AXA ADRs granted in 2003 and thereafter have a 7-year vesting schedule with potential accelerated vesting based on performance. Under the Equity Plan, AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually. Under these plans, AXA Financial granted AXA ADRs having an aggregate grant-date value of $6.3 million, $10.5 million, and $12.1 million in 2005, 2004, and 2003, respectively, and recognized related compensation expense in those years of $12.7 million, $13.0 million, and $9.8 million.

        Under the terms of the AXA Performance Unit Plans of 2005 and 2004, the AXA Management Board awarded 520,561 and 365,015 unearned performance units, respectively, to employees of AXA Financial subsidiaries. During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group. The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake. Performance units earned under the 2005 and 2004 plans cliff-vest on the second and third anniversary of their date of award, respectively. When fully-vested, the performance units earned will be settled in cash, or in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period. For 2005 awards, the price used to value the performance units will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 28, 2007. For 2004 awards, the price used to value the performance units will be the average opening price of the AXA ADR for the last 20 trading days of the vesting period. AXA Financial Group recorded compensation expense for these awards of $8.1 million and $1.0 million for 2005 and 2004, respectively, including the incremental cost of performance units earned under the 2004 plan from having exceeded the targeted performance criteria established for 2004 by 14.6%. The value of performance units earned as at December 31, 2005 and 2004 was $9.1 million and $1.0 million, respectively, and included in Other liabilities in the consolidated balance sheets.

        Under the terms of AXA Shareplan 2005, a plan similar to the AXA Shareplan programs previously offered in 2001 through 2004, eligible employees and associates of AXA Financial's subsidiaries participated in AXA's global offering to purchase newly-issued AXA stock, subject to plan limits. The plan offered two different investment alternatives that, with limited exceptions, require a five-year holding period. "Investment Option A" permitted participants to purchase AXA ADRs at a 20% formula discounted price. "Investment Option B" permitted participants to purchase AXA ordinary shares at a 17.5% formula discounted price on a leveraged basis with a guaranteed return of initial investment plus 84.5% of any appreciation in the value of the total shares purchased. The discounted pricing offered to participants for AXA ordinary shares purchased under Investment Option B in AXA Shareplan offerings made in years 2004 and 2003, was 20% and the appreciation percentage was 77.5% and 69.7232%, respectively. AXA Financial Group participants primarily invested in AXA Shareplans 2005, 2004 and 2003 under Investment Option B for the purchase of approximately 5.7 million, 6.8 million, and 4.5 million AXA ordinary shares, respectively. No compensation expense was recorded in connection with this plan.

        Under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan, eligible employees of AXA Financial's subsidiaries may authorize payroll deductions of up to 15% of eligible annual compensation (subject to plan limits) to purchase AXA ADRs at a discount of 15% from the closing market value at the purchase dates defined in the annual offering document (generally on or about the close of each month). The AXA ADRs purchased generally are subject to a six-month holding period and may qualify for certain preferential tax treatment. During 2005, 2004, and 2003, respectively, payroll deductions authorized under this plan were applied to purchase AXA ADRs of 168,721, 189,112, and 107,920 at an aggregate discount of $0.7 million, $0.7 million, and $0.3 million. No compensation expense was recorded in connection with this plan. Similarly, under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, eligible associates of AXA Financial's subsidiaries may authorize payroll deductions of up to 15% of eligible annual compensation (subject to plan limits) to purchase AXA ADRs and receive a 15% matching contribution in the form of additional AXA ADRs when the purchases made with such deductions are held for a period of six months. Total AXA ADRs of 426,768, 469,236, and 828,866 were purchased under this plan during 2005, 2004, and 2003, respectively, including those purchased with employer match-funding contributions for which AXA Financial Group recorded incremental compensation expense of $1.2 million, $1.2 million, and $1.7 million, respectively. All cash dividends or other cash distributions on the AXA ADRs purchased under these plans are reinvested in additional AXA ADRs and do not qualify either for the discount or for the matching contribution.

        In 1997, AllianceBernstein Holding established a long-term incentive compensation plan under which grants are made to key employees for terms established by AllianceBernstein Holding at the time of grant. These awards include options, restricted AllianceBernstein Holding units and phantom restricted AllianceBernstein Holding units, performance awards, other AllianceBernstein Holding unit based awards, or any combination thereof. At December 31, 2005, approximately 10.9 million AllianceBernstein Holding units of a maximum 41.0 million units were subject to options granted and 0.2 million AllianceBernstein Holding units were subject to awards made under this plan.

15)     RELATED PARTY TRANSACTIONS

        In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

        In July 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively. The $1.28 billion in proceeds from these borrowings were used to fund the MONY Acquisition. The Subordinated Notes have a maturity date of July 15, 2019 and a floating interest rate, which resets semiannually on July 15 and January 15. Concurrently, AXA Financial entered into an interest rate swap with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. Including the impact of the swap, the 2005 and 2004 interest cost related to the Subordinated Notes totaled approximately $73.4 million and $32.2 million respectively.

        In November 2004, AXA Financial issued a note to AXA in the amount of $88.9 million with an interest rate of 2.76% that matured on May 29, 2005. The proceeds from this borrowing were used to purchase AXA ADR call options to hedge the cost of funding the exercise of employee options currently issued and outstanding.

        In December 2004, AXA Financial issued Subordinated Notes to AXA in the amount of $200.0 million. The proceeds from this borrowing were used to fund the acquisition of additional AllianceBernstein Units. The Subordinated Notes have a maturity date of June 20, 2006 and a floating interest rate, which resets semiannually on July 15 and January 15.

        In December 2005, AXA Financial issued a note to AXA in the amount of $100.0 million with an interest rate of 4.59% and a maturity date of February 13, 2006. The proceeds from this borrowing were used to pay for the exercise of the call options on AXA ADRs to fund employee stock benefit plans.

        AXA Financial, AXA Equitable, MONY Life and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. Payments by AXA Financial Group to AXA under such agreements totaled approximately $33.8 million, $31.6 million and $17.7 million in 2005, 2004 and 2003, respectively. Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $36.2 million, $39.2 million and $32.5 million in 2005, 2004 and 2003, respectively.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein described below:

                                                                   2005               2004               2003
                                                             -----------------   ----------------  ------------------
                                                                                  (IN MILLIONS)
        Investment advisory and services fees..............   $       729.3       $       746.6     $        748.2
        Distribution revenues..............................           397.8               447.3              436.0
        Shareholder servicing fees.........................            99.3               116.0              126.4
        Other revenues.....................................             8.0                 8.8               11.4
        Brokerage..........................................             2.4                 4.2                4.4

16)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

        The Insurance Group reinsured most of its new variable life, universal life and term life policies on an excess of retention basis. Through October 2005, the Insurance Group retained mortality risk up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies with any excess being 100% reinsured. In November 2005, the Insurance Group increased its maximum retention on single-life policies to $25 million and on second-to-die policies to $30 million, again with any excess being 100% reinsured. For certain segments of its business, the Insurance Group ceded a proportional share of its mortality risk, as follows: 50% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis; 85% of the business underwritten by MONY Life and MLOA on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis; and up to 65% of the term insurance business underwritten by MONY Life and MLOA was ceded on a coinsurance basis. In addition, for business underwritten by USFL, amounts in excess of its retention were ceded on a yearly renewable term basis; in 2005, the maximum retention amounts were increased from $750,000 for single-life policies and $1.0 million for second-to-die policies to $1.5 million for single-life policies and $2.0 million for second-to-die policies. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases. Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

        At December 31, 2005, AXA Financial Group had reinsured in the aggregate approximately 29.7% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 74.8% of its current liability exposure resulting from the GMIB feature. See Note 11 of Notes to Consolidated Financial Statements.

        Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2005 and 2004 were $132.7 million and $90.0 million, respectively. The increase (decrease) in estimated fair value was $42.7 million, $61.0 million and $(91.0) million for 2005, 2004 and 2003, respectively.

        At December 31, 2005 and 2004, respectively, reinsurance recoverables related to insurance contracts amounted to $3.22 billion and $3.15 billion. Reinsurance payables related to insurance contracts totaling $29.2 million and $27.9 million are included in other liabilities in the consolidated balance sheets at December 31, 2005 and 2004, respectively.

        The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $288.4 million and $381.1 million at December 31, 2005 and 2004, respectively.

        The Insurance Group also cedes a portion of its extended term insurance and paid up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves at December 31, 2005 and 2004 were $646.1 million and $669.5 million, respectively.

        The following table summarizes the effect of reinsurance (excluding group life and health):

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Direct premiums....................................   $     1,647.6      $     1,290.4       $      913.8
       Reinsurance assumed................................           171.9              183.7              153.0
       Reinsurance ceded..................................          (170.7)            (198.3)            (168.4)
                                                            -----------------  -----------------   -----------------
       Premiums...........................................   $     1,648.8      $     1,275.8       $      898.4
                                                            =================  =================   =================

       Universal Life and Investment-type Product
         Policy Fee Income Ceded..........................   $       169.3      $       134.8       $      100.3
                                                            =================  =================   =================
       Policyholders' Benefits Ceded......................   $       441.8      $       422.5       $      389.4
                                                            =================  =================   =================
       Interest Credited to Policyholders' Account

         Balances Ceded...................................   $        50.9      $        50.2       $       49.7
                                                            =================  =================   =================

17)     EMPLOYEE BENEFIT PLANS

        AXA Financial Group (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. These pension plans are non-contributory and their benefits are based on a cash balance formula, and/or for certain participants, years of service and average earnings, over a specified period in the plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein's benefits are based on years of credited service, average final base salary and primary social security benefits. AXA Financial Group uses a December 31 measurement date for its pension and postretirement plans.

        In connection with the MONY Acquisition and consistent with the terms of the related merger agreement, continuing employees of MONY are being provided with employee benefit plans substantially comparable in the aggregate to those provided to them as employees of MONY, including postretirement health and welfare plans of MONY and its principal subsidiaries. MONY's qualified and non-qualified pension benefits generally are based on years of service and final average annual compensation.

        Generally, AXA Financial Group's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA"). AXA Financial Group made cash contributions of $78.7 million in 2005. No significant cash contributions to AXA Financial Group's qualified plans are expected to be required to satisfy their minimum funding requirements for the year ended 2006.

        Components of net periodic pension expense for AXA Financial Group's qualified and non-qualified plans including MONY's qualified and non-qualified plans since its date of acquisition by AXA Financial Group in 2004 were as follows:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Service cost.......................................   $        54.9      $        47.5       $       38.8
       Interest cost on projected benefit obligations.....           178.1              161.5              148.0
       Expected return on assets..........................          (207.1)            (187.3)            (174.0)
       Net amortization and deferrals.....................            97.3               79.1               64.8
                                                            -----------------  -----------------   -----------------
       Net Periodic Pension Expense.......................   $       123.2      $       100.8       $       77.6
                                                            =================  =================   =================

        The plans' projected benefit obligations under AXA Financial Group's qualified and non-qualified plans were comprised of:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Benefit obligations, beginning of year.................................  $     3,156.8       $    2,425.6
       Benefit obligations assumed from the MONY Acquisition..................             -               455.3
       Service cost...........................................................           48.9               41.5
       Interest cost..........................................................          178.1              161.5
       Actuarial losses ......................................................          219.2              259.8
       Benefits paid..........................................................         (195.6)            (186.9)
                                                                               -----------------   -----------------
       Benefit Obligations, End of Year.......................................  $     3,407.4       $    3,156.8
                                                                               =================   =================

        The change in plan assets and the funded status of the AXA Financial Group's qualified and non-qualified pension plans was as follows:

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       2005               2004
                                                                                  ----------------  -----------------
                                                                                            (IN MILLIONS)
       Plan assets at fair value, beginning of year.............................. $    2,530.0       $     2,016.5
       Plan assets acquired from the MONY Acquisition............................           -                387.7
       Actual return on plan assets..............................................        233.1               292.8
       Contributions.............................................................         78.7                11.5
       Benefits paid and fees....................................................       (170.7)             (178.5)
                                                                                  ----------------  -----------------
       Plan assets at fair value, end of year....................................      2,671.1             2,530.0
       Projected benefit obligations.............................................      3,407.4             3,156.8
                                                                                  ----------------  -----------------
       Underfunding of plan assets over projected benefit obligations............       (736.3)             (626.8)
       Unrecognized prior service cost...........................................         (3.1)               (3.6)
       Unrecognized net loss from past experience different
         from that assumed.......................................................      1,203.3             1,105.5
       Unrecognized net asset at transition......................................         (1.1)               (1.2)
       Additional minimum pension liability......................................       (141.2)             (117.2)
                                                                                  ----------------  -----------------
       Prepaid Pension Cost, Net................................................. $      321.6       $       356.7
                                                                                  ================  =================


        The prepaid pension costs for pension plans with projected benefit obligations in excess of plan assets of were $868.3 million and $852.4 million and the accrued liabilities for pension plans with accumulated benefit obligations in excess of plan assets were $543.9 million and $491.1 million at December 31, 2005 and 2004, respectively.

        The additional minimum pension liability at December 31, 2005 and 2004 is reflected in AXA Financial Group's consolidated balance sheet as an intangible asset to the extent of unrecognized prior service cost of $21.3 million and $26.2 million, respectively, with the remainder recognized as a reduction of shareholder's equity, net of tax, of $77.9 million and $59.2 million, respectively. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $583.2 million and $48.7 million, respectively, at December 31, 2005, and $517.7 million and $42.0 million, respectively, at December 31, 2004. The accumulated benefit obligations for all defined benefit pension plans were $3,188.7 million and $2,952.6 million at December 31, 2005 and 2004, respectively. The aggregate projected benefit obligations for pension plans with projected benefit obligations in excess of plan assets were $3,407.4 million at December 31, 2005 and $3,156.8 million at December 31, 2004.

        The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets for the qualified plans of AXA Financial Group at December 31, 2005 and 2004.

                                                                            DECEMBER 31,
                                                         -------------------------------------------------------
                                                                2005                            2004
                                                         ----------------------------   -------------------------
                                                                           (DOLLARS IN MILLIONS)

                                                              ESTIMATED                       Estimated
                                                              FAIR VALUE          %           Fair Value      %
                                                         ---------------------  -----   -----------------   -----
       Corporate and government debt securities........  $       542.2           20.3    $      559.1        22.1
       Equity securities...............................        1,825.2           68.3         1,756.3        69.4
       Equity real estate .............................          221.8            8.3           192.8         7.6
       Short-term investments..........................           81.9            3.1            16.2          .6
       Other...........................................             -              -              5.6          .3
                                                         ---------------------          -----------------
       Total Plan Assets...............................  $     2,671.1                   $    2,530.0
                                                         =====================          =================

        The primary investment objective of the qualified plans of AXA Financial Group is to maximize return on assets, giving consideration to prudent risk. The asset allocation is designed with a long-term investment horizon, based on target investment of 65% equities, 25% fixed income and 10% real estate. Emphasis is given to equity investments, given their higher expected rate of return. Fixed income investments are included to provide less volatile return. Real estate investments offer diversity to the total portfolio and long-term inflation protection.

        A secondary investment objective of the qualified plans of AXA Financial Group is to minimize variation in annual net periodic pension cost over the long term and to fund as much of the future liability growth as practical. Specifically, a reasonable total rate of return is defined as income plus realized and unrealized capital gains and losses such that the growth in projected benefit obligation is less than the return on investments plus contributions.

        The assumed discount rates for measurement of the benefit obligations at December 31, 2005 and 2004 each reflect the rates at which pension benefits then could be effectively settled. Specifically at December 31, 2005, projected nominal cash outflows to fund expected annual benefits payments under AXA Financial's and MONY's qualified and non-qualified pension and postretirement benefit plans were discounted using a published high-quality bond yield curve. The discount rate of 5.25% disclosed below as having been used to measure the benefits obligation at December 31, 2005 represents the level equivalent discount rate that produces the same present value measure of the benefits obligation as the aforementioned discounted cash flow analysis. This methodology is a refinement from that employed at December 31, 2004 and years prior for the purpose of measuring the benefits obligation, for which the assumed discount rate was estimated by benchmarking off of a published long-term bond index determined to be consistent with the timing and amount of expected benefit payments. The following table discloses the weighted-average assumptions used to measure AXA Financial Group's pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2005 and 2004.

                                                                                     AXA FINANCIAL GROUP
                                                                               --------------------------------
                                                                                   2005               2004
                                                                               -------------      -------------
       Discount rate:
         Benefit obligation...............................................        5.25%              5.75%
         Periodic cost....................................................        5.75%              6.25%

       Rate of compensation increase:
         Benefit obligation and periodic cost.............................        6.00%              5.75%

       Expected long-term rate of return on plan assets (periodic cost)...        8.50%              8.50%


        As noted above, the qualified pension plans' target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate. Management reviewed the historical investment returns and future expectation for returns from these asset classes to conclude that a long-term expected rate of return of 8.5% is reasonable.

        Prior to 1987, the qualified plan of AXA Equitable funded participants' benefits through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $21.7 million, $23.2 million and $24.5 million for 2005, 2004 and 2003, respectively.

        In addition to the pension plans described above, the AXA Financial Group and its subsidiaries maintain a number of qualified defined contribution plans, including the 401(k) Plan. MONY also provides substantially all financial professionals of MONY Life with a qualified money purchase pension plan and non-qualified excess defined contribution plans. The aggregate cost recognized for these plans in the consolidated financial statements of AXA Financial Group for the years 2005 and 2004 amounted to $26.2 million and $23.8 million, respectively.

        AXA Financial Group provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from AXA Financial Group based on years of service and age. The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others. AXA Financial Group continues to fund the postretirement benefits costs for these plans on a pay-as-you-go basis. For 2005, 2004 and 2003, postretirement benefits payments were made in the amounts of $48.1 million, $35.0 million and $34.5 million, respectively, net of employee contributions.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare Part D that would go into effect in 2006 as well as a Federal subsidy to employers whose plans provide an "actuarially equivalent" prescription drug benefit. In 2005, following the issuance of regulations, management and its actuarial advisors concluded that the prescription drug benefits provided under AXA Financial Group's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits. Consequently, the estimated subsidy has been reflected in measurements of the accumulated postretirement benefits obligations for these plans as of January 1, 2005, and the resulting aggregate reduction of $63.9 million is accounted for prospectively as an actuarial experience gain in accordance with FSP No. 106-2. The impact of the MMA, including the effect of the subsidy, resulted in a decrease in the annual net periodic postretirement benefits costs for 2005 of approximately $8.7 million.

        Components of AXA Financial Group's net postretirement benefits costs follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
        Service costs.....................................   $         7.1      $         5.6       $        5.0
        Interest cost on accumulated postretirement
          benefits obligation.............................            37.3               36.7               36.7
        Amortization of unrecognized prior service cost...            (6.6)              (6.0)              (8.4)
        Net amortization and deferrals....................             9.9               11.6               13.4
        Plan recalculation adjustment (1) ................            28.5                  -                  -
                                                            -----------------  -----------------   -----------------
        Net Periodic Postretirement Benefits Costs........   $        76.2      $        47.9       $       46.7
                                                            =================  =================   =================

        (1) In third quarter 2005, an adjustment to the survivor income benefits liability related to prior periods was recorded.

        The following table sets forth the postretirement benefits plans' status, reconciled to amounts recognized in AXA Financial Group's consolidated financial statements:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Accumulated postretirement benefits obligation,
         beginning of year....................................................  $       699.1       $      586.0
       Accumulated postretirement benefit obligation assumed
         as a result of the MONY Acquisition..................................             -               102.8
       Service cost...........................................................            7.1                5.6
       Interest cost..........................................................           37.3               36.7
       Contributions and benefits paid........................................          (48.1)             (35.0)
       Actuarial (gains) losses ..............................................          (12.3)             (16.2)
       Plan amendments........................................................           21.5               19.2
                                                                               -----------------   -----------------
       Accumulated postretirement benefits obligation, end of year............          704.6              699.1
       Unrecognized prior service cost........................................           45.1               44.8
       Unrecognized net loss from past experience different
         from that assumed and from changes in assumptions....................         (185.2)            (207.4)
                                                                               -----------------   -----------------
       Accrued Postretirement Benefits Cost...................................  $       564.5       $      536.5
                                                                               =================   =================

        The assumed discount rates for measuring the postretirement benefit obligations at December 31, 2005 and 2004 were determined in substantially the same manner as earlier described for measuring the pension benefit obligations. The following table discloses the weighted-average assumptions used to measure AXA Financial Group's postretirement benefit obligations and related net periodic cost at and for the years ended December 31, 2005 and 2004.

                                                                                     2005                2004
                                                                               -----------------    ----------------
       Discount rate:
         Benefit obligation...............................................          5.25%                5.75%
         Periodic cost....................................................          5.75%                6.25%

        In 1993 and 1992, AXA Financial and MONY, respectively, announced a limit on the amount that would be contributed toward retiree healthcare. AXA Financial's contribution limit was reached in 2003, and MONY's limit was reached in 2002. Thus, for 2003 and 2004, no healthcare cost trend was assumed since it had no material effect on the liability or expense of the postretirement healthcare plans. In 2005, the postretirement healthcare plans of AXA Financial and MONY reflected an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend. Since the subsidy is used to offset the plans' obligations, an increase in the healthcare cost trend rate results in a decrease in the liability and the corresponding expense. For AXA Financial, if the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2005 would be decreased by 1.3% and the sum of the service cost and interest cost would be a decrease of 1.3%. For MONY, if the healthcare cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2005 would be decreased by 0.9% and a decrease of 0.5% on the sum of the service cost and interest cost.

        AXA Financial Group sponsors a postemployment health and life insurance continuation plan for disabled former employees. The accrued liabilities for these postemployment benefits were $39.7 million and $36.9 million, respectively, at December 31, 2005 and 2004. Components of net postemployment benefits cost follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
        Service cost ......................................  $         5.8      $         7.2       $        9.4
        Interest cost on projected benefit obligations.....            1.8                2.2                2.8
        Net amortization and deferrals.....................             -                  .1               15.7
                                                            -----------------      -------------   -----------------
        Net Periodic Postemployment Benefits Cost..........  $         7.6      $         9.5       $       27.9
                                                            =================  =================   =================

        The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2006, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2005 and include benefits attributable to estimated future employee service.

                                                                         Postretirement Benefits
                                                          -------------------------------------------------------
                                                              Gross             Estimated              Net
                                           Pension          Estimated        Medicare Part D        Estimated
                                           Benefits          Payment             Subsidy             Payment
                                        ---------------   ---------------  ---------------------  ---------------
                                                                     (In Millions)
        2006...........................   $      218.6      $      59.3      $        4.6           $       54.7
        2007...........................          231.7             58.9               5.0                   53.9
        2008...........................          231.4             58.6               5.5                   53.1
        2009...........................          243.9             58.3               5.9                   52.4
        2010...........................          239.5             57.8               6.3                   51.5
        Years 2011 - 2015..............        1,242.5            278.2              39.2                  239.0


        AllianceBernstein maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of AXA Financial Group, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, AllianceBernstein agreed to invest $96.0 million per annum for three years to fund purchases of AllianceBernstein Holding units or an AllianceBernstein sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them. AXA Financial Group has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $186.2 million, $146.7 million and $124.2 million for 2005, 2004 and 2003, respectively (including $29.1 million, $61.3 million and $85.1 million for 2005, 2004 and 2003, respectively, relating to the Bernstein deferred compensation plan).

18)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce the Insurance Group's exposure of interest rate fluctuations. Similarly, AXA Financial utilizes derivatives relative to its long-term debt obligations. Various derivative instruments are used to achieve these objectives, including interest rate floors and interest rate swaps. In addition, AXA Financial Group periodically enters into futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB/GMIB features of the Accumulator series of annuity products. At December 31, 2005, AXA Financial Group's outstanding equity-based futures contracts were exchanged-traded and net settled each day. Also, AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group. See Note 16 to Notes to Consolidated Financial Statements. In 2004, AXA Financial purchased call options on the AXA ADRs. These contracts are excluded from the definition of derivative financial instruments subject to SFAS No. 133 and disclosures about the fair value of financial instruments. See Note 14 to Notes to Consolidated Financial Statements.

        Margins on individual insurance and annuity contracts are affected by interest rate fluctuations. If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. In addition, policies are subject to minimum rate guarantees. To hedge exposure to lower interest rates, AXA Financial Group has used interest rate floors. At December 31, 2005 and 2004 the outstanding notional amount of interest rate floors was $24.0 billion and $12.0 billion, respectively. For 2005 and 2004, respectively, net unrealized losses of $3.7 million and $3.9 million were recognized from floor contracts. These derivatives do not qualify for hedge accounting treatment under GAAP.

        AXA Financial Group issues certain variable annuity products with GMDB and GMIB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support. AXA Financial Group initiated a dynamic hedging program in the third quarter 2003, utilizing exchange traded futures contracts, to hedge certain risks associated with the GMDB feature of certain annuity products with a total account value of $29,290 million at December 31, 2005 and, in 2004, initiated a similar program to hedge certain risks associated with the GMIB feature of certain annuity products with a total account value of $14,164 million at December 31, 2005. The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements. AXA Financial Group retains basis risk and risk associated with actual versus expected assumptions for mortality, lapse and election rate. This program does not qualify for hedge accounting treatment under GAAP. At December 31, 2005, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000 and NASDAQ 100 indices, having aggregate notional totals of $1,848.0 million and initial margin requirements of $99.4 million. Contracts are net settled daily. At December 31, 2005, AXA Financial Group had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having aggregate notional totals $286.6 million and initial margin requirements of $5.0. Contracts are net settled daily. For 2005 and 2004, net realized gains (losses) of $(140.9) million and $(63.1) million and net unrealized gains (losses) of $59.2 million and (20.6) million were recognized from futures contracts utilized in this program. AXA Equitable is exposed to equity market fluctuations through investments in its variable annuity Separate Accounts. In 2005, AXA Equitable initiated a program utilizing exchange traded equity futures designed to minimize such risk. In 2005, AXA Equitable had open exchange-traded futures positions with an aggregate notional amount of $73.3 million and an initial margin requirement of $4.0 million.

        AXA Financial Group is exposed to counterparty risk attributable to hedging transactions entered into with counterparties. Exposure to credit risk is controlled with respect to each counterparty through a credit appraisal and approval process. Each counterparty is currently rated 1 by the National Association of Insurance Commissioners ("NAIC").

        All derivatives outstanding at December 31, 2005 and 2004 are recognized on the balance sheet at their fair values. The outstanding notional amounts of derivative financial instruments purchased and sold were:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Notional Amount by Derivative Type:
          Options:
              Floors..........................................................  $    24,000         $   12,000
              Exchange traded U.S. Treasuries and equity index futures........        2,208              1,168
          Interest rate swaps.................................................        3,740              4,280
                                                                               -----------------   -----------------
          Total...............................................................  $    29,948         $   17,448
                                                                               =================   =================

        At December 31, 2005 and 2004 and during the years then ended, there were no hybrid instruments that required bifurcation of an embedded derivative component under the provisions of SFAS No. 133.

        All gains and losses on derivative financial instruments utilized by AXA Financial Group in 2005, 2004 and 2003 were reported in earnings. None of the derivatives were designated as qualifying hedges under SFAS No.
        133. For 2005, 2004 and 2003, respectively, investment results on derivative positions, principally in Net investment income, included gross gains of $127.9 million $47.0 million and $25.2 million and gross losses of $196.6 million, $164.4 million and $60.7 million that were recognized.

        Fair Value of Financial Instruments
        -----------------------------------

        AXA Financial Group defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time AXA Financial Group's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2005 and 2004.

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

        The estimated fair values for AXA Financial Group's association plan contracts, supplementary contracts not involving life contingencies ("SCNILC") and annuities certain, which are included in policyholders' account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

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

        Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to AXA Financial Group. AXA Financial Group's carrying value of short-term borrowings approximates their estimated fair value.

        The carrying values and estimated fair values for financial instruments not previously disclosed in Notes 4, 9, 10 and 12 of Notes to Consolidated Financial Statements are presented below:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                             2005                                2004
                                                --------------------------------   ---------------------------------
                                                   CARRYING        ESTIMATED          Carrying         Estimated
                                                    VALUE          FAIR VALUE          Value          Fair Value
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)
       AXA Financial Group:
         Mortgage loans on real estate........   $    4,702.5     $     4,813.3     $    4,909.8     $     5,136.9
         Other limited partnership interests..        1,019.6           1,019.6          1,066.5           1,066.5
         Policy loans.........................        4,946.5           5,415.0          4,968.0           5,550.2
         Policyholders liabilities:
           Investment contracts...............       19,532.1          19,900.5         19,332.9          19,951.9
         Long-term debt.......................        1,921.9           2,069.9          2,328.9           2,538.0

       Closed Blocks:
         Mortgage loans on real estate........   $    1,490.5     $     1,528.0     $    1,691.2     $     1,775.6
         Other equity investments.............            3.3               3.3              3.8               3.8
         Policy loans.........................        2,288.2           2,483.8          2,347.6           2,598.0
         SCNILC liability.....................           11.4              11.6             13.1              13.1

       Wind-up Annuities:
         Mortgage loans on real estate........   $        6.7     $         7.1     $       21.4     $        23.1
         Other equity investments.............            3.1               3.1              4.4               4.4
         Guaranteed interest contracts........            6.5               6.4              6.8               6.8
         Long-term debt.......................          101.7             101.7            101.7             101.7

19)     COMMITMENTS AND CONTINGENT LIABILITIES

        In addition to its debt and lease commitments discussed in Notes 12 and 21 of Notes to Consolidated Financial Statements, from time to time, AXA Financial Group has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2005, these arrangements include commitments by AXA Financial Group, to provide equity financing of $562.0 million to certain limited partnerships under certain conditions. Management believes AXA Financial Group will not incur material losses as a result of these commitments.

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

        AXA Financial Group had $1,167.1 million of undrawn letters of credit related to reinsurance at December 31, 2005. AXA Financial Group had $186.6 million in commitments under existing mortgage loan agreements at December 31, 2005.

        In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCB LLC incurred in the ordinary course of its business in the event SCB LLC is unable to meet these obligations. At December 31, 2005, AllianceBernstein was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

20)     LITIGATION

        A number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations.

        In October 2000, an action entitled AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP V. AXA CLIENT SOLUTIONS, LLC; THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES; AND AXA FINANCIAL, INC. was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, in connection with certain annuities issued by AXA Equitable (i) breached an agreement with the plaintiffs involving the execution of subaccount transfers, and
        (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek substantial lost profits and injunctive relief, punitive damages and attorneys' fees. Plaintiffs also seek return of the withdrawal charges. In March 2001, plaintiffs filed an amended complaint. The District Court granted defendants' motion to dismiss AXA Client Solutions and AXA Financial from the amended complaint, and dismissed the conversion claims in June 2001. In July 2004, the court dismissed EMERALD's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, EMERALD filed a new complaint that was substantially similar to the complaint filed in the dismissed action against AXA Equitable, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, EMERALD filed an amended complaint and AXA Equitable filed a partial motion to dismiss the amended complaint, which was granted. In September 2004, the Court granted Emerald's motion to dismiss several affirmative defenses asserted by AXA Equitable. In December 2005, the Court granted summary judgment on liability with respect to three of EMERALD's causes of action. In January 2006, AXA Equitable filed a motion for reconsideration. While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the consolidated financial position and results of operations of AXA Financial Group, management believes that the ultimate resolution of this litigation should not have a material adverse effect on AXA Financial Group's consolidated financial position.

        After the District Court denied defendants' motion to assert certain defenses and counterclaims in AMERICAN NATIONAL BANK, AXA Equitable commenced a separate action, in December 2001, entitled THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in the United States District Court for the Northern District of Illinois. The complaint arises out of the same facts and circumstances as described in AMERICAN NATIONAL BANK. AXA Equitable's complaint alleges common law fraud and equitable rescission in connection with certain annuities issued by AXA Equitable. AXA Equitable seeks unspecified money damages, rescission, punitive damages and attorneys' fees. Defendants' counterclaims, filed in March 2002, allege common law fraud, violations of the Federal and Illinois Securities Acts and violations of the Illinois and New York Consumer Fraud Acts. Defendants seek unspecified money damages, punitive damages and attorneys' fees. In May 2002, the District Court granted in part and denied in part AXA Equitable's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. In September 2004, the court granted AXA Equitable's motion to dismiss this action and retained jurisdiction over EMERALD's counterclaims in the action.

        In January 2004, DH2, Inc., an entity related to Emerald Investments LP filed a lawsuit in the United States District Court for the Northern District of Illinois against AXA Equitable and EQ Advisors Trust ("EQAT"), asserting claims for breach of contract and breach of fiduciary duty, claims under the Federal securities laws, and misappropriation of trade secrets. The complaint alleges that AXA Equitable and EQAT wrongfully misappropriated DH2, Inc.'s confidential and proprietary information to implement fair value pricing of securities within the subaccounts of DH2, Inc.'s variable annuity, which diminished the profitability of its proprietary trading strategy. The complaint also alleges that AXA Equitable and EQAT implemented fair value pricing for an improper purpose and without adequate disclosure. The complaint further alleges that AXA Equitable and EQAT are not permitted to implement fair value pricing of securities. In July 2004, DH2 filed an amended complaint adding the individual trustees of EQAT as defendants. In March 2005, the Court granted all defendants' motion to dismiss, dismissing DH2's claims for alleged violations of the Investment Company Act of 1940, as amended (the "Investment Company Act") with prejudice and dismissing the remaining claims without prejudice on the ground that DH2 failed to state a claim under the Federal securities laws. In April 2005, DH2 filed a second amended complaint, which alleges claims substantially similar to those included in the original amended complaint. In December 2005, the court granted in part and denied in part, defendant's motion to dismiss the second amended complaint.

        A putative class action entitled STEFANIE HIRT, ET AL. V. THE EQUITABLE RETIREMENT PLAN FOR EMPLOYEES, MANAGERS AND AGENTS, ET AL. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". The complaint challenges the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs allege that the change to the cash balance formula violates ERISA by reducing the rate of accruals based on age, failing to comply with ERISA's notice requirements and improperly applying the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violates ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. In April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed. In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula. In July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by AXA Equitable violated ERISA's notice rules. Following a hearing on the motions, the court ordered a limited amount of additional discovery to be conducted followed by a subsequent hearing. In April 2005, the Court denied the cross motions for summary judgment without prejudice. In July 2005, the parties refiled cross motions for summary judgment, and an evidentiary hearing was held in August 2005 on one of the claims.

        In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life". The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In July 2003, the United States District Court for the Northern District of Illinois granted in part and denied in part AXA Equitable's motion to dismiss the complaint. AXA Equitable has answered plaintiffs' remaining claim for violation of ERISA. In March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy". In May 2005, the Court granted AXA Equitable's motion for summary judgment and dismissed the remaining claim of violation of ERISA. In May 2005, the plaintiffs filed an appeal to the 7th Circuit Court of Appeals.

        In September 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY shares held by former MONY stockholders holding approximately 3.6 million shares of MONY common stock who demanded appraisal pursuant to Section 262 of the General

        Corporation Law of the State of Delaware and have not withdrawn their demands. The parties are engaged in discovery. On or about November 4, 2004, a petition for appraisal entitled HIGHFIELDS CAPITAL LTD. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by another alleged former MONY stockholder. The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the Cede & Co. petition. The parties are engaged in discovery. In February 2005, the Delaware Court of Chancery consolidated the two actions for all purposes.

        In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that AXA Equitable's use of stale pricing diluted the returns of the purported class. The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable's variable insurance products, thereby diluting the returns of the class. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing related litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint, which is pending.

        Since late 1995, a number of purported class actions have been commenced in various state and Federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, an accounting, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

        In June 1996, the New York State Supreme Court certified one of those cases, GOSHEN V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE INSURANCE COMPANY OF AMERICA (now known as DEFILLIPPO, ET AL. V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE INSURANCE COMPANY OF AMERICA), a class action filed as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. After extensive motion practice that led to the dismissal of most of the claims and a decertification of the class with respect to one remaining claim, in December 2005, the case was settled on an individual basis.

        With the exception of one putative class action currently pending in the Eastern District of Michigan (STOCKLER V. MONY LIFE INSURANCE COMPANY OF AMERICA), all other similar putative class actions, of which there are two remaining, were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. In Stockler, MLOA has filed a motion for summary judgment that is currently pending.

        ALLIANCE LITIGATION

        In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein. The principal allegations of the Enron Complaint, as they pertain to AllianceBernstein, are that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege the registration statement was materially misleading and that Frank Savage, a director of Enron, who was at that time an employee of AllianceBernstein and a director of the general partner of AllianceBernstein (the "General Partner"), signed the registration statement at issue. Plaintiffs therefore assert that AllianceBernstein is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. In June 2002, AllianceBernstein moved to dismiss the Enron Complaint as the allegations therein pertain to it. In March 2003, that motion was denied. In May 2003, a First Amended Consolidated Complaint, with substantially identical allegations as to AllianceBernstein, was filed. AllianceBernstein filed its answer in June 2003. In May 2003, plaintiffs filed an Amended Motion For Class Certification. In October 2003, following the completion of class discovery, AllianceBernstein filed its opposition to class certification. AllianceBernstein's motion is pending. The case is currently in discovery.

        In September 2002, a complaint entitled LAWRENCE E. JAFFE PENSION PLAN, LAWRENCE E. JAFFE TRUSTEE U/A 1198 V. ALLIANCE CAPITAL MANAGEMENT L.P., ALFRED HARRISON AND ALLIANCE PREMIER GROWTH FUND, INC. ("JAFFE COMPLAINT") was filed in the United States District Court for the Southern District of New York against AllianceBernstein, Alfred Harrison (a former director) and the AllianceBernstein Premier Growth Fund (now known as the AllianceBernstein Large Cap Growth Fund ("Large Cap Growth Fund") alleging violation of the Investment Company Act. Plaintiff seeks damages equal to Large Cap Growth Fund's losses as a result of Large Cap Growth Fund's investment in shares of Enron and a recovery of all fees paid by Large Cap Growth Fund to AllianceBernstein beginning November 1, 2000. In March 2003, the court granted AllianceBernstein's motion to transfer the JAFFE COMPLAINT to the United States District Court for the District of New Jersey for coordination with the now dismissed BENAK V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER GROWTH FUND action then pending. In December 2003, plaintiff filed an amended complaint ("AMENDED JAFFE COMPLAINT") in the United States District Court for the District of New Jersey. The AMENDED JAFFE COMPLAINT alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the AMENDED JAFFE COMPLAINT alleges that (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Large Cap Growth Fund by causing Large Cap Growth Fund to invest in the securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and
        (iii) through prospectuses and other documents, defendants misrepresented material facts related to Large Cap Growth Fund's investment objective and policies. In January 2004, defendants moved to dismiss the AMENDED JAFFE COMPLAINT. In May 2005, the court granted defendant's motion and dismissed the case on the ground that plaintiff failed to make a demand on the Large Cap Growth Fund's Board of Directors ("LCG Board") pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. Plaintiff's time to file an appeal has expired. In June 2005, plaintiff made a demand on the LCG Board, requesting that the LCG Board take action against AllianceBernstein for the reasons set forth in the AMENDED JAFFE COMPLAINT. In December 2005, the LCG Board rejected plaintiff's demand.

        In December 2002, a putative class action complaint entitled PATRICK J. GOGGINS ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("GOGGINS COMPLAINT") was filed in the United States District Court for the Southern District of New York against AllianceBernstein, Large Cap Growth Fund and individual directors and certain officers of Large Cap Growth Fund. In August 2003, the court granted AllianceBernstein's motion to transfer the GOGGINS COMPLAINT to the United States District Court for the District of New Jersey. In December 2003, plaintiffs filed an amended complaint ("AMENDED GOGGINS COMPLIANT") in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Large Cap Growth Fund's registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the AMENDED GOGGINS COMPLAINT alleges that the Large Cap Growth Fund's investment in Enron was inconsistent with the Large Cap Growth Fund's stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Large Cap Growth Fund during the period October 31, 2000 through February 14, 2002. In January 2004, AllianceBernstein moved to dismiss the AMENDED GOGGINS COMPLAINT. In December 2004, the court granted AllianceBernstein's motion and dismissed the case. In January 2005, plaintiffs appealed the court's decision. In January 2006, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal. Plaintiffs' time to seek further review of the court's decision expires on April 13, 2006.

        In October 2003, a purported class action complaint entitled ERB ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P. ("ERB COMPLAINT") was filed in the Circuit Court of St. Clair County, Illinois against AllianceBernstein. Plaintiff, purportedly a shareholder in the Large Cap Growth Fund, alleged that AllianceBernstein breached unidentified provisions of Large Cap Growth Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund's portfolio must be a "1-rated" stock, the highest rating that AllianceBernstein's research analysts could assign. Plaintiff alleges that AllianceBernstein impermissibly purchased shares of stocks that were not 1-rated. In June 2004, plaintiff filed an amended complaint ("AMENDED ERB COMPLAINT") in the Circuit Court of St. Clair

        County, Illinois. The AMENDED ERB COMPLAINT allegations are substantially similar to those contained in the previous complaint, however, the AMENDED ERB COMPLAINT adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by AllianceBernstein's Large Cap Growth Team. The AMENDED ERB COMPLAINT alleges that AllianceBernstein breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks AllianceBernstein made for Large Cap Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, AllianceBernstein removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act. In August 2004, the District Court remanded the action to the Circuit Court. In September 2004, AllianceBernstein filed a notice of appeal with respect to the District Court's order. In December 2004, plaintiffs moved to dismiss AllianceBernstein's appeal. In September 2005, AllianceBernstein's appeal was denied.

        Market Timing-Related Matters

        In October 2003, a purported class action complaint entitled HINDO, ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND, ET AL. ("HINDO COMPLAINT") was filed against AllianceBernstein, AllianceBernstein Holding, the General Partner, AXA Financial, the U.S. Funds, the registrants and issuers of those funds, certain officers of AllianceBernstein (the "AllianceBernstein defendants"), and certain other unaffiliated defendants, as well as unnamed Doe defendants. The HINDO COMPLAINT was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The HINDO COMPLAINT alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

        Since October 2003, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various Federal and state courts against AllianceBernstein and certain other defendants, and others may be filed. Such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), certain state securities statutes and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to Federal court.

        In February 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). All of the actions removed to the Federal court also were transferred to the Mutual Fund MDL. The plaintiffs in the removed actions have since moved for remand, and that motion is pending.

        In September 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of AllianceBernstein Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order and the NYAG Assurance of Discontinuance (the "NYAG AoD"). The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between AllianceBernstein and the U.S. Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by AllianceBernstein. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous Federal lawsuits. All of these lawsuits seek an unspecified amount of damages.

        In February 2004, AllianceBernstein received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia ("WV Securities Commissioner") (subpoena and request together, the "Information Requests"). Both Information Requests required AllianceBernstein to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. AllianceBernstein responded to the Information Requests and has been cooperating fully with the investigation.

        In April 2005, a complaint entitled THE ATTORNEY GENERAL OF THE STATE OF WEST VIRGINIA V. AIM ADVISORS, INC., ET AL. ("WVAG COMPLAINT") was filed against AllianceBernstein, AllianceBernstein Holding, and various other unaffiliated defendants. THE WVAG COMPLAINT was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. THE WVAG COMPLAINT makes factual allegations generally similar to those in the HINDO COMPLAINT. In May 2005, defendants removed the WVAG Complaint to the U.S. District Court for the Northern District of West Virginia. In July 2005, plaintiff moved to remand. In October 2005, the WVAG COMPLAINT was transferred to the Mutual Fund MDL. In August 2005, the WV Securities Commissioner signed a "Summary Order to Cease and Desist, and Notice of Right to Hearing" addressed to AllianceBernstein and AllianceBernstein Holding. The Summary Order claims that AllianceBernstein and AllianceBernstein Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. In January 2006, AllianceBernstein, AllianceBernstein Holding and various unaffiliated defendants filed a Petition for Writ of Prohibition and Order Suspending Proceedings in West Virginia state court seeking to vacate the Summary Order and for other relief.

        AXA Financial, AXA S.A. and AXA Equitable are named as defendants in the mutual fund shareholder complaint and the AllianceBernstein Holding unitholder derivative complaint. Claims have been asserted against all these companies that include both control person and direct liability. AXA Financial is named as a defendant in the mutual fund complaint and the ERISA complaint. As previously disclosed, AllianceBernstein recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. During 2005, AllianceBernstein paid $8 million related to market timing and has cumulatively paid $310 million related to these matters (excluding the WVAG COMPLAINT-related expenses).

        Revenue Sharing-Related Matters

        In June 2004, a purported class action complaint entitled AUCOIN, ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("AUCOIN COMPLAINT") was filed against AllianceBernstein, AllianceBernstein Holding, the General Partner, AXA Financial, AllianceBernstein, Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The AUCOIN COMPLAINT names the U.S. Funds as nominal defendants. The AUCOIN COMPLAINT was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The AUCOIN COMPLAINT alleges, among other things,
        (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The AUCOIN COMPLAINT asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

        Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the AUCOIN COMPLAINT were filed against AllianceBernstein and certain other defendants. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of U.S. Funds.

        In February 2005, plaintiffs filed a consolidated amended class action complaint (the "AUCOIN CONSOLIDATED AMENDED COMPLAINT") that asserts claims substantially similar to the AUCOIN COMPLAINT and the nine additional lawsuits referenced above. In October 2005, the District Court dismissed each of the claims set forth in the AUCOIN CONSOLIDATED AMENDED COMPLAINT, except for plaintiffs' claim under Section 36(b) of the Investment Company Act. In January 2006, the District Court granted defendants' motion for reconsideration and dismissed the remaining claim under Section 36(b) of the Investment Company Act. Plaintiffs have moved for leave to amend their consolidated complaint.

                      -----------------------------------

        Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted, the ultimate resolution of the litigations described above involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group. Except as noted above, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on AXA Financial Group's consolidated results of operations in any particular period.

        In addition to the matters previously reported and those described above, AXA Financial and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

21)     LEASES

        AXA Financial Group has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable operating leases for 2006 and the four successive years are $185.7 million, $176.4 million, $166.8 million, $143.0 million, $137.8 million and $708.0 million thereafter. Minimum future sublease rental income on these noncancelable operating leases for 2006 and the four successive years is $9.8 million, $7.8 million, $6.5 million, $2.5 million, $2.5 million and $15.8 million thereafter.

        At December 31, 2005, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2006 and the four successive years is $109.6 million, $105.3 million, $114.4 million, $113.3 million, $113.1 million and $1,001.4 million thereafter.

        AXA Financial Group has entered into capital leases for certain information technology equipment. Future minimum payments under noncancelable capital leases for 2006 and the four successive years are $0.5 million, $0.5 million, $0.3 million, $0.2 million and zero, respectively.

22)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        AXA Equitable and MONY Life are restricted as to the amounts they may pay as dividends to AXA Financial. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent; pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable and MONY Life to pay shareholder dividends not greater than $511.2 million and $96.9 million, respectively, during 2006. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2005, 2004 and 2003, the AXA Equitable and MONY Life statutory net income totaled $901.3 million, $135.9 million and $549.4 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $7,351.2 million and $6,132.1 million at December 31, 2005 and 2004, respectively. In 2005, 2004 and 2003, respectively, AXA Equitable paid $500.0 million, $500.0 million and $400.0 million in shareholder dividends. In 2005 and 2004, respectively, MONY Life paid $75.0 million and $33.0 million in shareholder dividends.

        At December 31, 2005, the AXA Equitable and MONY Life, in accordance with various government and state regulations, had $51.5 million of securities deposited with such government or state agencies.

        At December 31, 2005 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2005.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholder's equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured,
        (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP and (k) the fair valuing of all acquired assets and liabilities including VOBA and intangible assets required for GAAP purchase accounting.

        The following reconciles the AXA Equitable and MONY Life's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with AXA Financial Group's consolidated net earnings and equity on a GAAP basis.

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Net change in statutory surplus and
         capital stock....................................   $       917.3      $       104.0       $       43.4
       Change in AVR......................................           301.8              510.8              152.2
                                                            -----------------  -----------------   -----------------
       Net change in statutory surplus, capital stock
         and AVR..........................................         1,219.1              614.8              195.6
       Adjustments:
         Future policy benefits and policyholders'
           account balances...............................           104.3             (403.2)            (245.7)
         DAC and VOBA.....................................           663.2              563.3              556.1
         Deferred income taxes............................           131.6              126.8               30.9
         Valuation of investments.........................           (48.1)               2.0               39.6
         Valuation of investment subsidiary...............        (1,340.1)            (460.3)            (321.6)
         Acquisition costs associated with the
           integration of MONY............................             -                367.9                -
         Capital contribution to the MONY Companies.......             -               (277.9)               -
         Change in fair value of guaranteed minimum
           income benefit reinsurance contracts...........            42.7               61.0              (91.0)
         Shareholder dividends paid.......................           575.0              533.0              400.0
         Changes in non-admitted assets...................           (59.3)             (97.7)             (35.1)
         AXA Financial and other subsidiaries.............          (161.5)             (18.2)             (67.2)
         Other, net.......................................           (84.0)             (81.5)              (2.1)
         GAAP adjustments for Wind-up Annuities...........            30.9               14.9               (2.3)
                                                            -----------------  -----------------   -----------------
       AXA Financial Group's Consolidated Net Earnings....   $     1,073.8      $       944.9       $      457.2
                                                            =================  =================   =================

                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                   2005               2004               2003
                                                              ----------------   ----------------  ------------------
                                                                                  (IN MILLIONS)
       Statutory surplus and capital stock...................  $    6,079.7       $    5,162.4      $     4,134.7
       AVR...................................................       1,271.5              969.7              341.9
                                                              ----------------   ----------------  ------------------
       Statutory surplus, capital stock and AVR..............       7,351.2            6,132.1            4,476.6
       Adjustments:
         Future policy benefits and policyholders'
           account balances..................................      (2,450.0)          (2,554.3)          (1,483.3)
         DAC and VOBA........................................       8,562.3            7,731.5            6,290.4
         Deferred income taxes...............................      (1,250.8)          (1,670.0)          (1,729.8)
         Valuation of investments............................       1,429.8            2,640.3            2,196.3
         Valuation of investment subsidiary..................      (3,313.4)          (1,973.3)          (1,513.0)
         Fair value of guaranteed minimum income benefit
            reinsurance contracts............................         132.7               90.0               29.0
         Non-admitted assets.................................       1,112.5            1,171.8            1,130.2
         Issuance of surplus notes...........................        (739.8)            (816.6)            (599.6)
         Goodwill related to acquisition of
           MONY..............................................         427.5              616.6                --
         AXA Financial and other subsidiaries................      (1,795.8)          (2,184.3)            (596.9)
         Other, net..........................................        (139.7)             (23.6)              77.7
         GAAP adjustments for Wind Up Annuities..............         (80.6)             (96.4)            (103.9)
                                                              ----------------   ----------------  ------------------
       AXA Financial Group's Consolidated
         Shareholder's Equity................................  $    9,245.9       $    9,063.8      $     8,173.7
                                                              ================   ================  ==================

23)     BUSINESS SEGMENT INFORMATION

        AXA Financial Group's operations consist of the Financial
        Advisory/Insurance and Investment Management segments. AXA Financial Group's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

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

        The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein provides diversified investment management and related services globally to a broad range of clients including: (a) institutional clients, including pension funds, endowment funds and domestic and foreign financial institutions and governments, (b) private clients, including high net worth individuals, trusts and estates, charitable foundations and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles, (c) individual investors, principally through a broad line of mutual funds, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and other services. This segment also includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $123.7 million, $118.4 million and $103.0 million for 2005, 2004 and 2003, respectively, are included in total revenues of the Investment Management segment.

        The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                  2005               2004               2003
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)
       SEGMENT REVENUES:

       Financial Advisory/Insurance.......................   $    7,796.1       $     6,528.0      $    4,905.3
       Investment Management..............................        3,267.4             3,067.1           2,742.9
       Consolidation/elimination..........................          (98.7)              (82.8)            (70.2)
                                                            -----------------  -----------------  ------------------
       Total Revenues.....................................   $   10,964.8       $     9,512.3      $    7,578.0
                                                            =================  =================  ==================

       SEGMENT EARNINGS FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES AND MINORITY INTEREST:

       Financial Advisory/Insurance.......................   $    1,225.8       $       872.7      $      556.5
       Investment Management..............................          860.6               672.7             258.5
       Consolidation/elimination..........................             -                  (.9)               -
                                                            -----------------  -----------------  ------------------
       Total Earnings from Continuing Operations before
          Income Taxes and Minority Interest..............   $    2,086.4       $     1,544.5      $      815.0
                                                            =================  =================  ==================


                                                                                 DECEMBER 31,
                                                            --------------------------------------------------------
                                                                  2005               2004               2003
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)
       SEGMENT ASSETS:
       Financial Advisory/Insurance.......................   $   138,361.3      $    131,431.3     $    99,382.3
       Investment Management..............................        15,853.4            14,575.4          15,750.2
       Consolidation/elimination..........................            71.3                19.9              56.7
                                                            -----------------  -----------------  ------------------
       Total Assets.......................................   $   154,286.0      $    146,026.6     $   115,189.2
                                                            =================  =================  ==================

24)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2005 and 2004 are summarized below:

                                                                      THREE MONTHS ENDED
                                            ------------------------------------------------------------------------
                                               MARCH 31          JUNE 30         SEPTEMBER 30        DECEMBER 31
                                            ---------------   ---------------  -----------------   -----------------
                                                                         (IN MILLIONS)
       2005
       ----
       Total Revenues......................  $    2,754.0      $   2,681.7      $     2,653.5       $    2,875.6
                                            ===============   ===============  =================   =================

       Earnings from Continuing
         Operations........................  $      277.5      $     296.5      $       299.4       $      277.3
                                            ===============   ===============  =================   =================

       Net Earnings .......................  $      276.4      $     297.7      $       215.2       $      284.5
                                            ===============   ===============  =================   =================

       2004
       ----
       Total Revenues......................  $    2,197.9      $   2,058.8      $     2,553.7       $    2,701.9
                                            ===============   ===============  =================   =================

       Earnings from Continuing
         Operations........................  $      232.6      $     244.6      $       181.8       $      196.5
                                            ===============   ===============  =================   =================

       Net Earnings........................  $      230.7      $     299.0      $       196.3       $      218.9
                                            ===============   ===============  =================   =================

25)     DISCONTINUED INVESTMENT BANKING AND BROKERAGE SEGMENT

        In June 2004, AXA Financial Group recorded a gain on disposal of the discontinued Investment Banking and Brokerage segment of $53.2 million, net of income taxes of $28.7 million. The gain resulted from the reduction of state tax liabilities related to the 2000 sale of Donaldson, Lufkin & Jenrette, Inc.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 17, 2006 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 17, 2006

                               AXA FINANCIAL, INC.
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2005


                                                                                ESTIMATED           CARRYING
TYPE OF INVESTMENT                                           COST (A)           FAIR VALUE           VALUE
------------------                                       ----------------   ----------------   ----------------
                                                                              (IN MILLIONS)
Fixed maturities:
   U.S. government, agencies and authorities...........   $    2,169.3       $     2,210.0      $     2,210.0
   State, municipalities and political subdivisions....          204.6               224.2              224.2
   Foreign governments.................................          336.1               377.4              377.4
   Public utilities....................................        3,656.2             3,794.6            3,794.6
   All other corporate bonds...........................       29,793.1            30,373.4           30,373.4
   Redeemable preferred stocks.........................        1,833.3             1,923.2            1,923.2
                                                         ----------------   ----------------   ----------------
   Total fixed maturities..............................       37,992.6            38,902.8           38,902.8
                                                         ----------------   ----------------   ----------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............           88.3                91.9               91.9
Mortgage loans on real estate..........................        4,702.5             4,813.3            4,702.5
Real estate............................................          447.7               xxx                447.7
Real estate acquired in satisfaction of debt...........          230.4               xxx                230.4
Real estate joint ventures.............................          119.7               xxx                119.7
Policy loans...........................................        4,946.5             5,415.0            4,946.5
Other limited partnership interests and equity
   investments.........................................        1,246.0             1,246.0            1,246.0
Other invested assets..................................        1,486.4             1,486.4            1,486.4
                                                         ----------------   ----------------   ----------------

Total Investments......................................   $   51,260.1       $    51,955.4      $    52,173.9
                                                         ================   ================   ================

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2005 AND 2004

                                                                             2005                  2004
                                                                        -----------------     ----------------
                                                                                   (IN MILLIONS)
ASSETS
Investment in consolidated subsidiaries................................  $     11,764.2       $     11,711.5
Fixed maturities available for sale, at estimated fair value
   (amortized costs, $8.0 and $23.3)...................................             8.4                 29.2
Other invested assets..................................................            15.7                  5.7
                                                                        -----------------     ----------------
      Total investments................................................        11,788.3             11,746.4
Cash and cash equivalents..............................................            83.7                188.5
Loans to affiliates....................................................           540.5                216.5
Intangible assets, net.................................................           577.7                563.3
Income taxes receivable................................................           327.3                373.0
Other assets...........................................................           477.6                449.0
                                                                        -----------------     ----------------
Total Assets...........................................................  $     13,795.1       $     13,536.7
                                                                        =================     ================

LIABILITIES
Short-term and long-term debt..........................................  $      1,412.6       $      1,490.9
Loans from affiliates..................................................         1,580.0              1,568.9
Liability for employee benefit plans...................................         1,171.4              1,084.4
Accrued liabilities....................................................           385.2                328.7
                                                                        -----------------     ----------------
      Total liabilities................................................         4,549.2              4,472.9
                                                                        -----------------     ----------------

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
   436.2 million shares issued and outstanding.........................             3.9                  3.9
Capital in excess of par value.........................................         1,047.8              1,073.5
Retained earnings......................................................         8,213.5              7,139.7
Accumulated other comprehensive income.................................           345.5                866.1
Treasury shares, at cost...............................................          (364.8)               (19.4)
                                                                        -----------------     ----------------
      Total shareholder's equity.......................................         9,245.9              9,063.8
                                                                        -----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.............................  $     13,795.1       $     13,536.7
                                                                        =================     ================

The financial information of AXA Financial, Inc. ("AXA Financial") should be read in conjunction with the Consolidated Financial Statements and Notes thereto. For information regarding Capital Stock, see Note 12 of Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 2005               2004                2003
                                                            ----------------   -----------------  -----------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Equity in earnings from continuing operations
   of consolidated subsidiaries before cumulative
   effect of accounting change...........................   $     1,306.8      $     1,018.6       $       569.5
Net investment income (loss).............................            39.7               (8.5)               13.0
Investment losses, net...................................            (0.7)              (1.2)               (5.2)
                                                            ----------------   -----------------  -----------------
      Total revenues.....................................         1,345.8            1,008.9               577.3
                                                            ----------------   -----------------  -----------------

EXPENSES
Interest expense.........................................           170.2              130.0               111.7
Amortization of goodwill and intangible assets...........             4.6                3.2                 3.1
General and administrative expenses......................            28.7               43.4                37.6
                                                            ----------------   -----------------  -----------------
      Total expenses.....................................           203.5              176.6               152.4
                                                            ----------------   -----------------  -----------------

Earnings from continuing operations before
   income taxes .........................................         1,142.3              832.3               424.9
Income tax benefit.......................................             8.4               23.2                28.9
                                                            ----------------   -----------------  -----------------

Earnings from continuing operations......................         1,150.7              855.5               453.8
Earnings from discontinued operations, net of
   income taxes..........................................             8.5                9.1                 3.4
(Losses) gains on disposal of discontinued
   operations net of income taxes........................           (85.4)              84.3                 -
Cumulative effect of accounting changes, net of
   income taxes..........................................             -                (4.0)                 -
                                                            ----------------   -----------------  -----------------
Net Earnings.............................................   $     1,073.8      $       944.9       $       457.2
                                                            ================   =================  =================

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 2005                2004               2003
                                                          -----------------   -----------------  -----------------
                                                                          (DOLLARS IN MILLIONS)

Net earnings.............................................  $     1,073.8      $       944.9       $       457.2
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Equity in net earnings of subsidiaries..............       (1,315.5)          (1,054.8)             (572.9)
     Dividends from subsidiaries.........................          639.7              554.9               473.7
     Investment losses, net..............................            0.7                1.2                 5.2
     Change in income tax receivable.....................           (8.0)            (138.3)                5.9
     Other...............................................           98.9               96.2               102.0
                                                          -----------------   -----------------  -----------------

Net cash provided by operating activities................          489.6              404.1               471.1
                                                          -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments..............................            3.8                2.6                 2.5
  Sales..................................................           14.4               26.7                 5.8
  Loans to affiliates....................................            -                  -                   3.0
  Acquisition of the MONY Group, Inc.....................            -            (1,369.2)                  -
  Purchase of AllianceBernstein Units....................            -              (225.0)                  -
  Purchases..............................................           (2.8)               -                 (68.6)
  Net change in short-term investments...................            -                  -                   2.4
  Contribution to subsidiaries...........................            -              (118.6)               (22.0)
  Other..................................................          (18.9)             17.8                 (7.7)
                                                          -----------------   -----------------  -----------------

Net cash (used) provided by investing activities.........           (3.5)          (1,665.7)              (84.6)
                                                          -----------------   -----------------  -----------------

Cash flows from financing activities:
  Repayment of long-term debt............................         (275.0)            (300.0)              (76.8)
  Increase (decrease) in short-term debt.................           17.8                 -                 (0.5)
  Dividends paid to shareholders.........................            -                   -               (230.0)
  Increase in loans from affiliates......................           11.1            1,568.9                  -
  Purchase (sale) of treasury shares.....................         (372.6)               0.4                (3.4)
  Other .................................................           27.8              (29.8)               (9.5)
                                                          -----------------   -----------------  -----------------
Net cash (used) provided by financing activities.........         (590.9)           1,239.5              (320.2)
                                                          -----------------   -----------------  -----------------

Change in cash and cash equivalents......................         (104.8)             (22.1)               66.3
Cash and cash equivalents, beginning of year.............          188.5              210.6               144.3
                                                          -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year...................  $        83.7      $       188.5       $       210.6
                                                          =================   =================  =================

Supplemental cash flow information:

  Interest Paid..........................................  $       123.5      $       105.0       $       110.6
                                                          =================   =================  =================
  Income Taxes Refunded..................................  $          -       $          -        $          -
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

                                                       FUTURE POLICY  POLICY                                AMORTIZATION
                            DEFERRED                     BENEFITS     CHARGES      (1)     POLICYHOLDERS'    OF DEFERRED     (2)
                             POLICY    POLICYHOLDERS'  AND OTHER       AND         NET      BENEFITS AND      POLICY        OTHER
                          ACQUISITION     ACCOUNT      POLICYHOLDERS' PREMIUM    INVESTMENT    INTEREST       ACQUISITION  OPERATING
        SEGMENT              COSTS        BALANCES        FUNDS       REVENUE     INCOME      CREDITED         COSTS        EXPENSE
---------------------    ------------- --------------  -------------- ---------  ---------- -------------   ------------- ---------
                                                                         (IN MILLIONS)
Financial Advisory/
  Insurance............   $ 7,781.9    $ 30,756.3       $ 22,677.2    $ 3,739.0  $ 3,152.6    $ 4,049.3       $  682.0    $ 1,839.0
Investment
   Management..........         -              -               -            -         50.8          -             -         2,406.8
Consolidation/
  Elimination..........         -              -               -            -         16.4          -             -           (98.7)
                         ------------- --------------  -------------- ---------  ---------- -------------   ------------- ---------
Total..................   $ 7,781.9    $ 30,756.3       $ 22,677.2    $ 3,739.0  $ 3,219.8    $ 4,049.3       $  682.0    $ 4,147.1
                         ============= ==============  ============== =========  ========== =============   ============= =========

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                              AXA FINANCIAL, INC.

                                SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                       Future Policy  Policy                                Amortization
                            Deferred                     Benefits     Charges      (1)     Policyholders'    of Deferred     (2)
                             Policy    Policyholders'  and Other       and         Net      Benefits and      Policy        Other
                          Acquisition     Account      Policyholders' Premium    Investment    Interest       Acquisition  Operating
        Segment              Costs        Balances        Funds       Revenue     Income      Credited         Costs        Expense
---------------------    ------------- --------------  -------------- ---------  ---------- -------------   ------------- ---------
                                                                         (In Millions)

Financial Advisory/
  Insurance............   $ 6,908.6    $ 30,367.3      $ 22,888.6     $ 2,973.6  $ 2,732.5    $ 3,514.0     $   510.1     $ 1,579.0
Investment
   Management..........          -             -               -             -        39.2           -             -        2,344.3
Consolidation/
  Elimination..........          -             -               -             -        29.0           -             -           20.4
                         ------------- --------------  -------------- ---------  ---------- -------------   ------------- ---------
Total..................   $ 6,908.6    $ 30,367.3      $ 22,888.6     $ 2,973.6  $ 2,800.7    $ 3,514.0     $   510.1     $ 3,943.7
                         ============= ==============  ============== =========  ========== =============   ============= =========

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                              AXA FINANCIAL, INC.

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2003

                                                   Policy                                          Amortization
                                                  Charges           (1)        Policyholders'      of Deferred           (2)
                                                    and             Net         Benefits and          Policy            Other
                                                  Premium        Investment       Interest         Acquisition        Operating
                    Segment                       Revenue          Income         Credited            Costs            Expense
---------------------------------------------- --------------- --------------- ---------------- ----------------  ----------------
                                                                                  (In Millions)
Financial Advisory/Insurance.................   $     2,275.1   $    2,345.2    $    2,680.7     $       434.6    $     1,233.5
Investment Management........................               -           22.5               -                 -          2,484.4
Consolidation/Elimination....................               -           29.4               -                 -            (70.2)
                                               --------------- --------------- ---------------- ----------------  ----------------
Total........................................   $     2,275.1   $    2,397.1    $    2,680.75    $       434.6    $     3,647.7
                                               =============== =============== ================ ================  ================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                        ASSUMED                           PERCENTAGE
                                                    CEDED TO             FROM                             OF AMOUNT
                                   GROSS             OTHER               OTHER              NET            ASSUMED
                                  AMOUNT           COMPANIES           COMPANIES           AMOUNT           TO NET
                              ----------------  -----------------   ----------------   ---------------  ---------------
                                                               (DOLLARS IN MILLIONS)
2005
----
Life Insurance In-force......  $   437,434.5     $   143,078.7       $   50,606.1       $  344,961.9         14.67%
                              ================  =================   ================   ===============

Premiums:
   Life insurance and
     annuities...............  $     1,513.9     $        82.4       $      153.2       $    1,584.7          9.67%
   Accident and health.......          133.7              88.3               18.7               64.1         29.17%
                              ----------------  -----------------   ----------------   ---------------
Total Premiums...............  $     1,647.6     $       170.7       $      171.9       $    1,648.8         10.43%
                              ================  =================   ================   ===============

2004
----
Life Insurance In-force......  $   414,777.2     $   130,202.9       $   49,405.1       $  333,979.4          14.79%
                              ================  =================   ================   ===============

Premiums:
   Life insurance and
     annuities...............  $     1,095.4     $        43.8       $      158.3       $    1,209.9         13.08%
   Accident and health.......          195.0             154.5               25.4               65.9         38.54%
                              ----------------  -----------------   ----------------   ---------------
Total Premiums...............  $     1,290.4     $       198.3       $      183.7       $    1,275.8         14.40%
                              ================  =================   ================   ===============

2003
----
Life Insurance In-force......  $   266,115.8     $    90,031.1       $   41,078.1       $  217,162.8          18.92%
                              ================  =================   ================   ===============

Premiums:
   Life insurance and
     annuities...............  $       769.0     $        70.2       $      140.9       $      839.7         16.78%
   Accident and health.......          144.8              98.2               12.1               58.7         20.61%
                              ----------------  -----------------   ----------------   ---------------
Total Premiums...............  $       913.8     $       168.4       $      153.0       $      898.4         17.03%
                              ================  =================   ================   ===============



(A) Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.




















                                      9-1

Part II, Item 9A.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures are effective. There has been no change in the AXA Financial Group's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group's internal control over financial reporting.















                                      9A-1

Part II, Item 9B.

                                OTHER INFORMATION

                                      None.

















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























                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.

























                                     13-1

Part III, Item 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AXA Financial's annual financial statements for 2005 and 2004, and fees for other services rendered by
PwC:

                                                                   2005                2004
                                                             -----------------   -----------------
                                                                        (IN THOUSANDS)
       Principal Accounting Fees and Services:
          Audit fees .....................................    $     8,851         $    9,640
          Audit related fees..............................          1,234              2,092
          Tax fees........................................            993              1,971
          All other fees..................................             52                 65
                                                             -----------------   -----------------
       Total..............................................    $    11,130         $   13,768
                                                             =================   =================

Audit fees for AXA Financial and AXA Equitable are paid pursuant to a single engagement letter with PwC.

Audit related fees in both years principally consist of fees for Sarbanes-Oxley
Section 404 implementation and internal control reviews.

Tax fees consist of fees for tax preparation and tax consultation services.

All other fees consist of fees for miscellaneous non-audit services.

AXA Financial's audit committee has determined that all services to be provided by PwC must be reviewed and approved by the audit committee on a case-by-case basis; provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.

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

Date:  March 17, 2006                 AXA FINANCIAL, INC.


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


/s/ Henri de Castries                 Chairman of the Board, Director           March 17, 2006
----------------------------------
Henri de Castries

/s/ Christopher M. Condron            President and Chief Executive Officer,    March 17, 2006
----------------------------------    Director
Christopher M. Condron

/s/ Stanley B. Tulin                  Vice Chairman of the Board and            March 17, 2006
----------------------------------    Chief Financial Officer, Director
Stanley B. Tulin

/s/ Richard S. Dziadzio               Executive Vice President and              March 17, 2006
----------------------------------    Deputy Chief Financial Officer
Richard S. Dziadzio

/s/ Alvin H. Fenichel                 Senior Vice President and Controller      March 17, 2006
----------------------------------
Alvin H. Fenichel

/s/ Bruce W. Calvert                  Director                                  March 17, 2006
----------------------------------
Bruce W. Calvert

/s/ Denis Duverne                     Director                                  March 17, 2006
----------------------------------
Denis Duverne

/s/ Anthony J. Hamilton               Director                                  March 17, 2006
---------------------------------
Anthony J. Hamilton

/s/ Mary R. Henderson                 Director                                  March 17, 2006
---------------------------------
Mary R. Henderson



/s/ James F. Higgins                  Director                                  March 17, 2006
---------------------------------
James F. Higgins

/s/ W. Edwin Jarmain                  Director                                  March 17, 2006
---------------------------------
W. Edwin Jarmain

/s/ Christina Johnson                 Director                                  March 17, 2006
---------------------------------
Christina Johnson

/s/ Scott D. Miller                   Director                                  March 17, 2006
---------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                  Director                                  March 17, 2006
---------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                    Director                                  March 17, 2006
---------------------------------
Peter J. Tobin



                                INDEX TO EXHIBITS


  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------
    2.1        Acquisition Agreement dated as of June 20,       Filed as Exhibit 2.1 to Alliance's Annual
               2000, amended and restated as of October 2,      Report on Form 10-K for the year ended
               2000 among AllianceBernstein,                   December 31, 2000 and incorporated herein
               AllianceBernstein Holding, Alliance Capital      reference
               Management LLC, Bernstein, Bernstein
               Technologies Inc., SCB Partners , Inc.,
               Sanford C. Bernstein & Co., LLC, and SCB LLC

    2.2        Purchase Agreement dated as of June 20,          Filed as Exhibit 10.18 to Alliance's Annual
               2000 and among Alliance, AXA                     Report on Form 10-K for the year ended
               Financial and Bernstein                          December 31, 2000 and incorporated herein by
                                                                reference

    2.3        Financing Agreement dated as of June 20,         Filed as Exhibit 10.19 to Alliance's Annual
               2000 between AXA Financial and Alliance          Report on Form 10-K for the year ended
                                                                December 31, 2000 and incorporated herein by
                                                                reference

    2.4        Letter Agreement dated as of June 20, 2000       Filed as Exhibit 10.20 to Alliance's Annual
               between AXA Financial and Bernstein              Report on Form 10-K for the year ended
                                                                December 31, 2000 and incorporated herein by
                                                                reference

    2.5        Agreement and Plan of Merger dated as of         Filed as Exhibit 2.1 to the registrant's
               September 17, 2003 among AXA Financial,          Current Report on Form 8-K dated September 18,
               AIMA Acquisition Co. and MONY                    2003 and incorporated herein by reference

    2.6        Amendment No.1 to the Agreement and Plan         Filed as Exhibit 2.1 to the registrant's
               of Merger dated as of February 22, 2004          Current Report on Form 8-K dated February 23,
               among AXA Financial, AIMA Acquisition Co.        2004 and incorporated herein by reference
               and MONY

    2.7        Acquisition agreement dated as September         Filed as Exhibit 99.1 to the registrant's
               14, 2005 between AXA Financial, Inc. and         Current Report on Form 8-K dated September 14,
               Merrill Lynch, Pierce, Fenner & Smith            2005 and incorporated herein by reference.
               Incorporated.

    3.2        Amendment to Restated Certificate of             Filed as Exhibit 4.01(g) to Post-Effective
               Incorporation of AXA Financial                   Amendment No. 1 to the registrant's
                                                                Form S-3 Registration Statement
                                                                (No. 333-03224), dated May 27, 1997 and
                                                                incorporated herein by reference

    3.3        Corrected Certificate of Amendment of            Filed as Exhibit 3 to the registrant's Current
               Restated Certificate of Incorporation of         Report on Form 8-K dated September 1, 1999 and
               AXA Financial                                    incorporated herein by reference

    3.4        Amendment to the Restated Certificate of         Filed as Exhibit 3.4 to the registrant's
               Incorporation of AXA Financial dated May         Form 10-Q for the quarter ended June 30, 2000
               19, 2000                                         and incorporated herein by reference

  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------
    3.5        By-laws of AXA Financial, as amended             Filed as Exhibit 3.3 to the registrant's
               effective March 23, 2000                         Annual Report on Form 10-K for the year ended
                                                                December 31, 1999 and incorporated herein by
                                                                reference

    4.1        Form of Certificate for AXA Financial's          Filed as Exhibit 4(c) to the registrant's
               Common Stock, par value $.01 per share           Form S-1 Registration Statement
                                                                (No. 33-48115), dated May 26, 1992 and
                                                                incorporated herein by reference

    4.2        Indenture, dated as of December 1, 1993,         Filed as Exhibit 4.02 to the registrant's
               from AXA Financial to Chemical Bank, as          Form S-4 Registration Statement
               Trustee                                          (No. 33-73102), dated December 17, 1993 and
                                                                incorporated herein by reference

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

    4.4        Form of Third Supplemental Indenture,            Filed as Exhibit 4.05 to the registrant's Current
               dated as of December 8, 1994 from AXA            Report on Form 8-K dated December 1, 1994
               Financial to Chemical Bank, as Trustee           and incorporated herein by reference

    4.5        Fourth Supplemental Indenture, dated             Filed as Exhibit 4.18(a) to the registrant's
               April 1, 1998, from AXA Financial to The         Current Report on Form 8-K dated April 7,
               Chase Manhattan Bank (formerly known as          1998 and incorporated herein by reference
               Chemical Bank), as Trustee, together with
               forms of global Senior Note and global
               Senior Indenture

    4.6        Subordinated Indenture, dated as of              Filed as Exhibit 4.10 to the registrant's Current
               October 22, 1994, between AXA Financial          Report on Form 8-K dated December 19, 1994
               and Shawmut Bank Connecticut, National           and incorporated herein by reference
               Association, as Trustee

    4.7        First Supplemental Indenture, dated as of        Filed as Exhibit 4.11 to the registrant's Current 4.8
               October 22, 1994, between AXA Financial          Report on Form 8-K dated December 19, 1994
               and Shawmut Bank Connecticut, National           and incorporated herein by reference
               Association, as Trustee

    4.8        Fifth Supplemental Indenture, dated July 28,     Filed as Exhibit 4.18(d) to the registrant's
               2000, from AXA Financial to The Chase            Current Report on Form 8-K dated July 31,
               Manhattan Bank (formerly known as                2000 and incorporated herein by reference
               Chemical Bank), as Trustee, together with
               the form of global Senior Note

  9.1(a)       Voting Trust Agreement dated as of May           Filed as Exhibit 9 to the registrant's
               12, 1992, among AXA, Claude Bebear,              Form S-1 Registration Statement
               Patrice Garnier and Henri de Clermont-           (No. 33-48115), dated May 26, 1992 and
               Tonnerre                                         incorporated herein by reference

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

  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------
  9.1(c)       Amended and Restated Voting Trust              Filed as Exhibit 9.1(c) to the registrant's
               Agreement dated May 12, 2002                   Annual Report on Form 10-K for the year ended
                                                              December 31, 2002 and incorporated herein by
                                                              reference

   10.1        Cooperation Agreement, dated as of July        Filed as Exhibit 10(d) to the registrant's
               18, 1991, as amended among AXA Equitable,      Form S-1 Registration Statement
               AXA Financial and AXA                          (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

   10.2        Letter Agreement, dated May 12, 1992,          Filed as Exhibit 10(e) to the registrant's
               among AXA Equitable, AXA Financial and AXA     Form S-1 Registration Statement
                                                              (No. 33-48115), dated May 26, 1992 and
                                                              incorporated herein by reference

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

   10.6        Exchange Agreement dated as of                 Filed as Exhibit 10.01 to registrant's Form
               September 27, 1994, between AXA and AXA        S-4 Registration Statement (No. 33-84462),
               Financial                                      dated September 28, 1994 and incorporated
                                                              herein by reference

  10.7(a)      Lease, dated as of July 20, 1995, between      Filed as Exhibit 10.26(a) to the registrant's
               1290 Associates, L.L.C. and AXA Equitable      Annual Report on Form 10-K for the year ended
                                                              December 31, 1996 and incorporated herein by
                                                              reference

  10.7(b)      First Amendment of Lease Agreement,            Filed as Exhibit 10.26(b) to the registrant's
               dated as of December 28, 1995, between         Annual Report on Form 10-K for the year
               1290  Associates, L.L.C. and AXA Equitable     ended December 31, 1996 and incorporated
                                                              herein by reference

  10.7(c)      Amended and Restated Company Lease             Filed as Exhibit 10.26(c) to the registrant's
               Agreement (Facility Realty), made as of        Annual Report on Form 10-K for the year
               May 1, 1996, by and between AXA                ended December 31, 1996 and incorporated herein
               Equitable and the IDA                          by reference


  10.7(d)      Amended and Restated Company Lease             Filed as Exhibit 10.26(d) to the registrant's
               Agreement (Project Property), made and         Annual Report on Form 10-K for the year
               entered into as of May 1, 1996, by and         ended December 31, 1996 and incorporated
               between the IDA, AXA Equitable and             herein by reference
               EVLICO

  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------
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

   10.9        Employment Agreement dated May 11, 2001        Filed as Exhibit 10.16 to the registrant's
               between AXA Financial, AXA Equitable and       Form 10-Q for the quarter ended June 30, 2001
               Christopher M. Condron                         and incorporated herein by reference

   10.10       Restated Employment Agreement dated as of      Filed as Exhibit 10.17 to the registrant's
               July 5, 2001 between AXA Financial, AXA        Form 10-Q for the quarter ended September 30,
               Equitable and Stanley B. Tulin                 2001 and incorporated herein by reference

   10.11       Amended and Restated Employment Agreement,     Filed as Exhibit 10.1 to the registrant's Form
               dated as of September 27, 2004, between        8-K dated October 1, 2004 and incorporated
               AXA Financial, AXA Equitable, and Stanley      herein by reference
               B. Tulin

   10.12       Employment Letter Agreement, dated as of       Filed as Exhibit 10.2 to the registrant's Form
               September 27, 2004, between AXA Equitable      8-K dated October 1, 2004 and incorporated
               and Stanley B. Tulin                           herein by reference

   10.13       Employment Letter Agreement Dated as of        Filed as Exhibit 10.3 to the registrant's Form
               September 27, 2004, between AXA Equitable      8-K dated October 1, 2004 and incorporated
               and Stanley B. Tulin                           herein by reference

   10.14       Employment Agreement dated as of March         Filed as Exhibit 10.14 to the registrant's Annual
               14, 2005 between AXA Financial, AXA            Report on Form 10-K dated March 31, 2005
               Equitable and John A. Graf                     and incorporated herein by reference.

   10.15       Employment Letter Agreement dated March        Filed as Exhibit 10.15 to registrant's Annual
               14, 2005 between AXA Financial and John A.     Report on Form 10-K dated March 31, 2005 and
               Graf                                           incorporated herein by reference.

    13.1       AllianceBernstein Risk Factors                 Filed herewith

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

    21         Subsidiaries of the registrant                 Omitted pursuant to General Instruction I of
                                                              Form 10-K

   23.1        Consent of PricewaterhouseCoopers LLP          Filed herewith

   23.2        Consent of KPMG LLP (regarding                 Filed herewith
               AllianceBernstein L.P. and
               subsidiaries)

   23.3        Consent of KPMG LLP (regarding                 Filed herewith
               AllianceBernstein Holding L.P.)

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
