Form 10-Q
period 2006-09-30
AXA FINANCIAL INC
filed 2006-11-13
CIK 888002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
                               ------------------

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

                                                                  Yes [ ] No [X]

As of November 10, 2006, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                               AXA FINANCIAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements

            o    Consolidated Balance Sheets, September 30, 2006 and
                   December 31, 2005......................................    4
            o    Consolidated Statements of Earnings, Three Months and
                   Nine Months Ended September 30, 2006 and 2005..........    5
            o    Consolidated Statements of Shareholder's Equity,
                   Nine Months Ended September 30, 2006 and 2005..........    6
            o    Consolidated Statements of Cash Flows, Nine Months
                   Ended September 30, 2006 and 2005......................    7
            o    Notes to Consolidated Financial Statements...............    8

Item 2:     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ("Management Narrative").......   28

Item 3:     Quantitative and Qualitative Disclosures About Market Risk*...   33

Item 4:     Controls and Procedures.......................................   33

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings.............................................   34

Item 1A:    Risk Factors..................................................   34

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds...   34

Item 3:     Defaults Upon Senior Securities...............................   34

Item 4:     Submission of Matters to a Vote of Security Holders...........   34

Item 5:     Other Information.............................................   34

Item 6:     Exhibits......................................................   34

SIGNATURES   .............................................................   35


*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial, Inc. claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" in Part I, Item 1A of AXA Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
          ITEM 1: FINANCIAL STATEMENTS

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,        December 31,
                                                                                     2006                2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    38,331.0        $    38,902.8
  Mortgage loans on real estate.............................................        4,624.4              4,702.5
  Equity real estate, held for the production of income.....................          576.8                632.2
  Policy loans..............................................................        5,012.1              4,946.5
  Other equity investments..................................................        2,017.2              1,620.6
  Other invested assets.....................................................        1,227.0              1,203.7
                                                                              -----------------    -----------------
      Total investments.....................................................       51,788.5             52,008.3
Cash and cash equivalents...................................................        1,954.7              1,905.6
Cash and securities segregated, at estimated fair value.....................        1,378.8              1,720.8
Broker-dealer related receivables...........................................        3,487.8              2,929.1
Deferred policy acquisition costs...........................................        8,338.8              7,781.9
Goodwill and other intangible assets, net...................................        4,962.8              4,993.7
Value of business acquired..................................................          711.2                780.4
Amounts due from reinsurers.................................................        3,302.4              3,277.2
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        4,132.3              4,084.9
Separate Accounts' assets...................................................       81,926.6             74,458.8
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   162,383.9        $   154,340.7
                                                                              =================    =================

LIABILITIES

Policyholders' account balances.............................................  $    30,395.4        $    30,817.4
Future policy benefits and other policyholders liabilities..................       22,676.3             22,677.2
Broker-dealer related payables..............................................        1,275.0              1,233.1
Customers related payables..................................................        3,133.8              2,924.3
Short-term and long-term debt...............................................        2,039.2              2,569.9
Loans from affiliates.......................................................        1,590.0              1,580.0
Income taxes payable........................................................        2,224.8              2,220.9
Other liabilities...........................................................        5,048.3              4,873.8
Separate Accounts' liabilities..............................................       81,926.6             74,458.8
Minority interest in equity of consolidated subsidiaries....................        1,527.6              1,467.8
Minority interest subject to redemption rights..............................          275.0                271.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      152,112.0            145,094.8
                                                                              -----------------    -----------------

Commitments and contingent liabilities (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
  436.2 million shares issued and outstanding...............................            3.9                  3.9
Capital in excess of par value..............................................        1,051.3              1,047.8
Retained earnings...........................................................        9,310.0              8,213.5
Accumulated other comprehensive income......................................          181.4                345.5
Treasury shares, at cost....................................................         (274.7)              (364.8)
                                                                              -----------------    -----------------
      Total shareholder's equity............................................       10,271.9              9,245.9
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   162,383.9        $   154,340.7
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                             --------------------------------   ---------------------------------
                                                                  2006             2005              2006              2005
                                                             ---------------  ---------------   ---------------   ---------------
                                                                                        (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income...............................   $     627.3      $      540.8      $   1,808.3       $   1,536.6
Premiums..................................................         376.7             408.8          1,155.1           1,216.0
Net investment income.....................................         754.2             770.1          2,389.9           2,395.3
Investment (losses) gains, net............................         (13.6)              4.3             40.1              62.0
Commissions, fees and other income........................       1,143.2             929.7          3,380.4           2,870.8
                                                             ---------------  ---------------   ---------------   ---------------
      Total revenues......................................       2,887.8           2,653.7          8,773.8           8,080.7
                                                             ---------------  ---------------   ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS

Policyholders' benefits...................................         743.2             661.5          2,194.9           2,109.3
Interest credited to policyholders' account balances......         320.6             314.5            904.1             917.0
Compensation and benefits.................................         653.7             609.5          1,868.6           1,700.7
Commissions...............................................         315.6             288.3            957.5             824.7
Distribution plan payments................................          71.5              62.1            215.3             224.9
Amortization of deferred sales commissions................          21.7              32.1             71.7             103.1
Interest expense..........................................          62.9              65.8            198.3             192.8
Amortization of deferred policy acquisition costs
  and value of business acquired..........................         260.2             121.4            656.9             462.0
Capitalization of deferred policy acquisition costs.......        (358.9)           (356.6)        (1,063.3)           (992.4)
Rent expense..............................................          63.0              54.2            180.4             168.8
Amortization of other intangible assets...................          19.1               9.7             37.6              29.5
Other operating costs and expenses........................         307.0             256.2            932.5             809.3
                                                             ---------------   --------------   ---------------   ---------------
      Total benefits and other deductions.................       2,479.6           2,118.7          7,154.5           6,549.7
                                                             ---------------  ---------------   ---------------   ---------------
Earnings from continuing operations before
  income taxes and minority interest......................         408.2             535.0          1,619.3           1,531.0
Income taxes..............................................         (14.7)           (152.5)          (389.1)           (438.6)
Minority interest in net income of
  consolidated subsidiaries...............................         (99.3)            (83.0)          (290.3)           (224.5)
                                                             ---------------  ---------------   ---------------   ---------------

Earnings from continuing operations ......................         294.2             299.5            939.9             867.9
Earnings from discontinued operations, net of
   income taxes...........................................          30.7              15.2             35.4              20.9
Gains (loss) on disposal of discontinued operations,
   net of income taxes....................................         117.1             (99.5)           121.2             (99.5)
                                                             ---------------  ---------------   ---------------   ---------------
Net Earnings..............................................   $     442.0      $      215.2      $   1,096.5       $     789.3
                                                             ===============  ===============   ===============   ===============

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
SHAREHOLDER'S EQUITY

Common stock, at par value, beginning of year and end of period.............  $         3.9        $         3.9
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        1,047.8              1,073.5
Other changes in additional capital in excess of par value..................            3.5                (13.6)
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        1,051.3              1,059.9
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        8,213.5              7,139.7
Net earnings................................................................        1,096.5                789.3
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        9,310.0              7,929.0
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          345.5                866.1
Other comprehensive loss....................................................         (164.1)              (360.6)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          181.4                505.5
                                                                              -----------------    -----------------

Treasury shares at cost, beginning of year..................................         (364.8)               (19.4)
Changes in treasury shares..................................................           90.1               (102.0)
                                                                              -----------------    -----------------
Treasury shares at cost, end of period......................................         (274.7)              (121.4)
                                                                              -----------------    -----------------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD...................................  $    10,271.9        $     9,376.9
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
Net earnings................................................................  $     1,096.5        $       789.3
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          904.1                917.0
    Universal life and investment-type product policy fee income............       (1,808.3)            (1,536.6)
    Net change in broker-dealer customer related receivables/payables.......         (341.0)              (648.5)
    Investment gains, net...................................................          (40.1)               (62.0)
    Change in segregated cash and securities, net...........................          342.0                 43.4
    Change in deferred policy acquisition costs.............................         (406.4)              (530.4)
    Change in future policy benefits........................................          (32.0)                59.7
    Change in income tax payable............................................          112.5                378.6
    Change in accounts payable and accrued expenses.........................          405.9                344.4
    Change in fair value of guaranteed minimum income benefit
       reinsurance contracts................................................          (38.3)               (45.3)
    Minority interest in net income of consolidated subsidiaries............          290.3                224.5
    Other, net..............................................................          106.5                127.0
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          591.7                 61.1
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        3,266.3              3,317.7
  Sales of investments .....................................................        1,865.2              1,898.5
  Purchases of investments .................................................       (5,158.2)            (5,784.0)
  Change in short-term investments..........................................           15.0               (298.0)
  Other, net................................................................         (124.8)               (31.3)
                                                                              -----------------    -----------------

Net cash used in investing activities.......................................         (136.5)              (897.1)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        3,322.5              3,331.7
    Withdrawals and transfers to Separate Accounts..........................       (2,999.7)            (2,372.9)
  Repayments of long-term debt .............................................         (700.0)                 -
  Net increase in short-term financings ....................................          144.9                  6.2
  Increase in loans from affiliates ........................................           10.0                  -
  Decrease in loans from affiliates ........................................            -                  (88.9)
  Purchase of treasury shares ..............................................           (4.3)              (116.0)
  Other, net................................................................         (179.5)              (196.1)
                                                                              -----------------    -----------------

Net cash (used in) provided by financing activities.........................         (406.1)               564.0
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................           49.1               (272.0)
Cash and cash equivalents, beginning of year................................        1,905.6              2,626.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,954.7        $     2,354.8
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $       172.3        $       158.0
                                                                              =================    =================
  Income Taxes Paid ........................................................  $       223.5        $       139.0
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the consolidated financial position of AXA Financial, Inc. and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2006" and "third quarter 2005" refer to the three months ended September 30, 2006 and 2005, respectively. The terms "first nine months of 2006" and "first nine months of 2005" refer to the nine months ended September 30, 2006 and 2005, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)    ACCOUNTING CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2006, AXA Financial Group adopted SFAS No. 123(R). To effect its adoption, AXA Financial Group elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS 123(R), AXA Financial Group had elected to continue to account for stock-based compensation in accordance with APB No. 25, and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares and various cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest for third quarter 2006 and consolidated net earnings for third quarter 2006 were $11.0 million and $7.4 million lower, respectively, and consolidated earnings from continuing operations before income taxes and minority interest and consolidated net earnings for first nine months of 2006 were $31.9 million and $21.4 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

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

      Effective with its adoption of SFAS No. 123(R), AXA Financial Group elected the "short-cut" transition alternative provided by FSP No. 123(R)-3 for approximating the historical pool of windfall tax benefits available in shareholder's equity at January 1, 2006. This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under GAAP, either in the financial statements or in the pro forma disclosures. In the event that a shortfall of tax benefits occurs during a reporting period (i.e. tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall. If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations. In third quarter and the first nine months of 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

      New Accounting Pronouncements
      -----------------------------

      On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", requiring sponsors to recognize the funded status of these benefit plans as an asset or liability in the balance sheet and to recognize changes in that funded status as a component of other comprehensive income. These requirements represent a significant change to previous accounting guidance that generally delayed recognition, in the balance sheet, of certain changes in plan assets and benefit obligations and only required disclosure, in the notes to the financial statements, of the complete funded status of the plans. SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings and, similarly, requires continued application of existing guidance in measuring plan assets and benefit obligations, except to impose a measurement date coincident with the employer's fiscal year-end reporting. AXA Financial Group will be required to initially recognize the funded status of its defined benefit pension and other postretirement plans as of the end of the calendar year 2006 and to reflect the impact as an adjustment of the ending balance of accumulated comprehensive income. SFAS No. 158 does not permit retrospective application but addresses the resulting comparability issue by instead requiring disclosure, in the notes to the financial statements in the year of adoption, of the incremental effect on individual line items in the year-end statement of financial position. Based on preliminary analysis of the funded status of defined benefit pension and other postretirement plans and amounts reported in the balance sheet at December 31, 2005, management estimates that adoption of SFAS No. 158 will reduce total assets by approximately $890 million, principally due to the elimination of prepaid pension cost, and increase total benefit liabilities by approximately $328 million. The aggregate impact of these amounts, totaling approximately $1.2 billion, would reduce consolidated shareholders' equity by approximately $789 million, net of tax and minority interest, and be reflected as a charge to accumulated other comprehensive income. Management is continuing to assess the impact of adoption as actual amounts to be recognized at December 31, 2006 will reflect the funded status of the plans as of that date.

      On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Management is currently assessing the potential impacts of adoption of SFAS No. 157.

      On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all tax positions of AXA Financial Group as at January 1, 2007. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management is currently assessing the potential impacts of adoption of FIN 48.

3)    INVESTMENTS

      For the third quarter and first nine months of 2006 and of 2005, investment income is shown net of investment expenses of $88.9 million, $259.0 million, $49.9 million and $177.3 million, respectively.

      As of September 30, 2006 and December 31, 2005, respectively, fixed maturities classified as available for sale had amortized costs of $37,890.8 million and $37,993.2 million. Also at September 30, 2006 and December 31, 2005, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $676.3 million and $402.7 million and costs of $654.9 million and $386.5 million and other equity securities with carrying values of $125.1 million and $90.8 million and costs of $118.7 million and $88.0 million.

      In the third quarter and the first nine months of 2006 and of 2005, respectively, net unrealized and realized holding gains on trading account equity securities of $21.4 million, $34.3 million, $3.8 million and $3.5 million, respectively were included in net investment income in the consolidated statements of earnings.

      For the first nine months of 2006 and 2005, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,469.1 million and $1,764.3 million, respectively. Gross gains of $43.2 million and $37.9 million and gross losses of $31.1 million and $15.9 million were realized on these sales for the first nine months of 2006 and of 2005, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $470.0 million during the first nine months of 2006, resulting in a net unrealized gain balance of $439.7 million at September 30, 2006.

      Investment valuation allowances for mortgage loans and changes thereto follow:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      2006                2005
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year..............................................  $       13.4        $      11.8
      Additions charged to income..............................................           0.2                 .7
      Deductions for writedowns and asset dispositions.........................          (0.5)              (3.5)
                                                                                 ---------------     ---------------
      Balances, End of Period..................................................  $       13.1        $       9.0
                                                                                 ===============     ===============


      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                 SEPTEMBER 30,         December 31,
                                                                                      2006                 2005
                                                                                -----------------    -----------------
                                                                                            (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances............   $      92.2          $       93.0
      Impaired mortgage loans without investment valuation allowances.........           7.2                  13.4
                                                                                -----------------    -----------------
      Recorded investment in impaired mortgage loans..........................          99.4                 106.4
      Investment valuation allowances.........................................         (13.1)                (13.4)
                                                                                -----------------    -----------------
      Net Impaired Mortgage Loans.............................................   $      86.3          $       93.0
                                                                                =================    =================

      During the first nine months of 2006 and 2005, respectively, AXA Financial Group's average recorded investment in impaired mortgage loans was $101.5 million and $105.6 million. Interest income recognized on these impaired mortgage loans totaled $4.6 million and $8.5 million for the first nine months of 2006 and 2005, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to the point that the collection of interest is considered likely. At September 30, 2006 and

      December 31, 2005, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $69.2 million and $74.8 million.

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

      AXA Equitable Closed Block
      --------------------------

      Summarized financial information for the AXA Equitable Closed Block is as follows:

                                                                              SEPTEMBER 30,         December 31,
                                                                                   2006                 2005
                                                                             -----------------    -----------------
                                                                                         (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....  $     8,773.1        $     8,866.1
      Policyholder dividend obligation.....................................            1.0                 73.7
      Other liabilities....................................................           28.4                 28.6
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        8,802.5              8,968.4
                                                                             -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,913.3 and $5,761.5)..........................        5,974.3              5,908.7
      Mortgage loans on real estate........................................          825.3                930.3
      Policy loans.........................................................        1,243.6              1,284.4
      Cash and other invested assets.......................................           26.7                 56.2
      Other assets.........................................................          281.9                304.4
                                                                             -----------------    -----------------
      Total assets designated to the Closed Block..........................        8,351.8              8,484.0
                                                                             -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to the
         Closed Block......................................................          450.7                484.4

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income
           tax expense of $21.0 and $25.7 and policyholder
           dividend obligation of $1.0 and $73.7...........................           39.0                 47.8
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       489.7        $       532.2
                                                                             =================    =================

      AXA Equitable's Closed Block revenues and expenses were as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2006             2005              2006              2005
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income...............  $       99.4     $      104.0      $      318.6      $     334.2
      Investment income (net of investment
         expenses of $0, $0, $.1 and $0)......         129.8            130.2             387.0            394.9
      Investment gains (losses), net..........           2.0             (8.5)              (.1)             3.2
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         231.2            225.7             705.5            732.3
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         200.4            202.7             637.2            629.1
      Other operating costs and expenses......            .4               .6               2.2              2.4
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         200.8            203.3             639.4            631.5
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before income taxes........          30.4             22.4              66.1            100.8
      Income tax expense......................         (11.1)            (7.8)            (23.6)           (35.2)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       19.3     $       14.6      $       42.5      $      65.6
                                                ===============  ================  ===============   ===============

      Reconciliation of the AXA Equitable policyholder dividend obligation is as follows:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                     2006                 2005
                                                                                ----------------     ----------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year.............................................   $      73.7          $     264.3
      Unrealized investment losses............................................         (72.7)              (140.2)
                                                                                ----------------     ----------------
      Balances, End of Period.................................................   $       1.0          $     124.1
                                                                                ================     ================


      MONY LIFE CLOSED BLOCK
      ----------------------

      Summarized financial information for the MONY Life Closed Block follows:

                                                                               SEPTEMBER 30,        December 31,
                                                                                    2006                2005
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      CLOSED BLOCK LIABILITIES
      Future policy benefits, policyholders' account balances and other......  $     7,223.1      $      7,332.4
      Policyholder dividend obligation.......................................          119.1               142.5
      Other liabilities......................................................           43.9                31.0
                                                                              -----------------  -------------------
      Total Closed Block liabilities.........................................        7,386.1             7,505.9
                                                                              -----------------  -------------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities available for sale, at fair value
         (amortized cost $4,260.6 and $4,399.0)..............................        4,220.0             4,397.8
      Mortgage loans on real estate..........................................          602.3               560.1
      Policy loans...........................................................          987.6             1,003.7
      Cash and other invested assets.........................................          170.2               135.8
      Other assets...........................................................          334.7               295.1
                                                                              -----------------  -------------------
      Total assets designated to the Closed Block............................        6,314.8             6,392.5
                                                                              -----------------  -------------------

      Excess of Closed Block liabilities over assets designated
         to the Closed Block.................................................        1,071.3             1,113.4
      Amounts included in accumulated other comprehensive income:
         Net unrealized investment losses, net of deferred income
            tax benefit of $0 and $0 and policyholder
            dividend obligation of $(40.6) and $(1.2)........................            -                   -
                                                                              -----------------  -------------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities..............................................  $     1,071.3      $      1,113.4
                                                                              =================  ===================


      MONY Life Closed Block revenues and expenses follow:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2006             2005              2006              2005
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income...............  $       84.3     $       95.7      $      261.7      $     294.7
      Investment income (net of
         investment expenses of $1.7,
         $1.6, $4.5 and $4.3).................          89.5             83.3             256.8            250.9
      Investment losses, net..................          (3.8)            (1.6)             (1.9)            (2.8)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         170.0            177.4             516.6            542.8
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         147.8            154.6             449.8            475.2
      Other operating costs and expenses......            .6              1.4               2.1              2.6
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         148.4            156.0             451.9            477.8
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before income taxes........          21.6             21.4              64.7             65.0
      Income tax expense......................          (7.5)            (7.5)            (22.6)           (22.7)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       14.1     $       13.9      $       42.1      $      42.3
                                                ===============  ================  ===============   ===============

      Reconciliation of the MONY Life policyholder dividend obligation follows:


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                   2006                  2005
                                                                             ------------------    -----------------
                                                                                         (IN MILLIONS)

       Balance, beginning of year........................................     $       142.5       $       250.8
       Applicable to net revenues........................................              16.0                (6.7)
       Unrealized investment losses, net.................................             (39.4)              (69.0)
                                                                             ------------------   ------------------
       Balance, End of Period............................................     $       119.1       $       175.1
                                                                             ==================   ==================


5)    DISCONTINUED OPERATIONS

      Discontinued operations include Wind-up Annuities, equity real estate held-for-sale, Advest and the discontinued Investment Banking and Brokerage segment. In the first nine months of 2006, three real estate properties with a total book value of $159.8 million that had been previously reported in equity real estate were reclassified as real estate held-for-sale. Prior periods have been restated to reflect these properties as discontinued operations. In third quarter 2006, one of the held-for-sale properties was sold resulting in a gain of $97.3 million ($63.2 million post-tax). In the first nine months of 2006, a pre-tax gain on the disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the settlement of contingencies related to the 2005 sale of Advest. In third quarter 2005, AXA Financial recorded a provision for deferred income taxes of $99.5 million required as a result of the fourth quarter disposition of Advest. In third quarter 2006, AXA Financial recorded a $53.9 million gain on disposal of the discontinued Investment Banking and Brokerage segment related to the settlement of an IRS audit of the 2000 tax year. The following table reconciles the earnings (losses) from discontinued operations, net of income taxes and the gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the third quarter and first nine months of 2006 and 2005:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -------------------------------- --------------------------------
                                                             2006             2005            2006             2005
                                                        ---------------  --------------- ---------------- ---------------
                                                                                 (IN MILLIONS)
       Wind-up Annuities..............................   $       28.4     $       15.2    $        28.4    $       15.2
       Real estate held-for-sale......................            2.3              (.1)             7.0             5.5
       Advest.........................................            -                 .1              -                .2
                                                        ---------------  --------------- ---------------- ---------------
       Earnings from Discontinued Operations,
          Net of Income Taxes.........................   $       30.7     $       15.2    $        35.4    $       20.9
                                                        ===============  =============== ================ ===============


       Real estate held-for-sale......................   $       63.2     $        -      $        63.2    $        -
       Discontinued Investment Banking and
           Brokerage segment..........................           53.9              -               53.9             -
       Advest.........................................            -              (99.5)             4.1           (99.5)
                                                        ---------------  --------------- ---------------- ---------------
       Gains (Loss) on Disposal of Discontinued
           Operations, Net of Income Taxes............   $      117.1     $      (99.5)   $       121.2    $      (99.5)
                                                        ===============  =============== ================ ===============


      Summarized financial information for Wind-up Annuities follows:

                                                                             SEPTEMBER 30,         December 31,
                                                                                  2006                 2005
                                                                            -----------------    -----------------
                                                                                        (IN MILLIONS)

      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $762.6 and $796.8)..............................  $       776.7        $       823.5
      Equity real estate...................................................          165.3                197.5
      Mortgage loans on real estate........................................            6.0                  6.7
      Other invested assets................................................            2.8                  3.2
                                                                            -----------------    -----------------
        Total investments..................................................          950.8              1,030.9
      Cash and cash equivalents............................................            3.0                  -
      Other assets.........................................................           13.6                 13.6
                                                                            -----------------    -----------------
      Total Assets.........................................................  $       967.4        $     1,044.5
                                                                            =================    =================

      Policyholders liabilities ...........................................  $       795.5        $       817.2
      Allowance for future losses..........................................            8.3                 60.1
      Other liabilities....................................................          163.6                167.2
                                                                            -----------------    -----------------
      Total Liabilities....................................................  $       967.4        $     1,044.5
                                                                            =================    =================

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -------------------------------  -------------------------------
                                                           2006            2005             2006            2005
                                                      ---------------  --------------  --------------- ---------------
                                                                               (IN MILLIONS)

      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.9, $3.9, $14.0 and $13.4).....  $       16.1    $       19.3     $       52.2    $       53.1
      Investment gains (losses), net.................           0.2             (.1)             5.4             (.3)
                                                       --------------  ---------------  ---------------    ------------
      Total revenues.................................          16.3            19.2             57.6            52.8
                                                      ---------------  --------------     ------------ ---------------

      Benefits and other deductions..................          22.2            22.6             62.0            65.3
       Losses charged to the
         allowance for future losses.................          (5.9)           (3.4)            (4.4)          (12.5)
                                                      ---------------  --------------  --------------- ---------------
      Pre-tax results from operations................           -               -                -               -
      Pre-tax earnings from releasing the
         allowance for future losses.................          34.9            23.2             34.9            23.2
      Income tax expense.............................          (6.5)           (8.0)            (6.5)           (8.0)
                                                      ---------------  --------------  --------------- ---------------
      Income from Wind-up Annuities..................  $       28.4    $       15.2     $       28.4    $       15.2
                                                      ===============  ==============  =============== ===============


      AXA Financial Group's quarterly process for evaluating the allowance for future losses applies the current period's results of Wind-up Annuities against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a release of the allowance in each of the periods presented above.

      Management believes the allowance for future losses at September 30, 2006 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Income tax expense for Wind-up Annuities in third quarter 2006 included a $5.8 million tax benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.


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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2005.......................   $      115.8       $      173.8       $       289.6
        Paid guarantee benefits..........................          (28.2)              (2.9)              (31.1)
        Other changes in reserve.........................           61.5               37.9                99.4
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2006......................   $      149.1       $      208.8       $       357.9
                                                           ================   =================  =================

      Balance at December 31, 2004.......................   $       68.5       $      117.7       $       186.2
         Paid guarantee benefits.........................          (33.5)              (2.1)              (35.6)
         Other changes in reserve........................           61.1               55.7               116.8
                                                           ----------------   -----------------  -----------------
       Balance at September 30, 2005.....................    $       96.1       $      171.3       $       267.4
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (In Millions)

      Balance at December 31, 2005.......................   $       22.9
        Paid guarantee benefits ceded....................           (7.9)
        Other changes in reserve.........................            9.1
                                                           --------------------
      Balance at September 30, 2006......................   $       24.1
                                                           ====================

      Balance at December 31, 2004.......................   $        9.3
        Paid guarantee benefits ceded....................          (15.2)
        Other changes in reserve.........................           24.7
                                                           --------------------
      Balance at September 30, 2005......................   $       18.8
                                                           ====================


      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The September 30, 2006 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                 RETURN
                                                   OF
                                                PREMIUM          RATCHET        ROLL-UP         COMBO           TOTAL
                                             --------------  --------------  -------------  -------------  ---------------
                                                                       (DOLLARS IN MILLIONS)

      GMDB:
      ----
        Account values invested in:
           General Account.............     $   11,674     $      761      $     321     $       725     $  13,481
           Separate Accounts...........     $   24,423     $    8,971      $   7,379     $    20,558     $  61,331
        Net amount at risk, gross......     $      445     $      561      $   1,684     $       192     $   2,882
        Net amount at risk, net of
           amounts reinsured...........     $      444     $      393      $   1,031     $       150     $   2,018
        Average attained age of
           contractholders.............           49.9           61.1           64.1            61.1          52.8
        Percentage of contractholders
           over age 70.................           13.3%          20.8%          32.9%           21.0%         15.9%
        Range of contractually
           specified interest rates....            N/A            N/A           3%-6%           3%-6%

      GMIB:
      ----
        Account values invested in:
           General Account.............            N/A            N/A     $      122      $      932      $  1,054
           Separate Accounts...........            N/A            N/A     $    5,291      $   28,015      $ 33,306
        Net amount at risk, gross......            N/A            N/A     $      310      $        -      $    310
        Net amount at risk, net of
           amount reinsured............            N/A            N/A     $       79      $        -      $     79
        Weighted average years
           remaining until
           annuitization...............            N/A            N/A            3.1             8.8           7.3
        Range of contractually
           specified interest rates ...            N/A            N/A           3%-6%           3%-6%


      B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
         -----------------------------------------------------------------------

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

                     INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                  SEPTEMBER 30,      December 31,
                                                                                      2006               2005
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
      ----
         Equity...............................................................    $   41,524        $    38,207
         Fixed income.........................................................         4,744              4,817
         Balanced.............................................................        12,966              9,193
         Other................................................................         2,097              1,919
                                                                                 ----------------  ------------------
           Total..............................................................    $   61,331        $    54,136
                                                                                 ================  ==================

      GMIB:
      ----

         Equity...............................................................    $   20,604        $    17,668
         Fixed income.........................................................         2,716              2,642
         Balanced.............................................................         9,036              5,852
         Other................................................................           950                685
                                                                                 ----------------  ------------------
           Total..............................................................    $   33,306        $    26,847
                                                                                 ================  ==================

       C) Hedging Programs for GMDB and GMIB Features
          -------------------------------------------

       In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. AXA Equitable's hedging activities mitigate the risks associated with movements in equity and fixed income markets but do not eliminate all of the risks associated with the GMDB/GMIB features. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At September 30, 2006, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $37,212 million and $176 million, respectively, with the GMDB feature and $21,085 million and zero, respectively, with the GMIB feature.

       Although these programs are designed to provide some economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133. Therefore, SFAS No. 133 requires gains or losses on the futures contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

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

       The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                 DIRECT           REINSURANCE
                                                               LIABILITY             CEDED                NET
                                                            -----------------   -----------------   -----------------
                                                                                 (IN MILLIONS)

      Balance at December 31, 2005.......................    $        35.0       $        -          $       35.0
        Other changes in reserve.........................             22.3                -                  22.3
                                                            -----------------   -----------------   -----------------
      Balance at September 30, 2006......................    $        57.3       $                   $       57.3
                                                            =================   =================   =================

      Balance at December 31, 2004.......................    $        21.0       $        -          $       21.0
        Other changes in reserve.........................             11.9                -                  11.9
                                                            -----------------   -----------------   -----------------
      Balance at September 30, 2005......................    $        32.9       $        -          $       32.9
                                                            =================   =================   =================

7)    EMPLOYEE BENEFIT PLANS

      Components of net periodic pension expense for the qualified and non-qualified plans follow:

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -------------------------------- --------------------------------
                                                               2006             2005            2006             2005
                                                          ---------------  --------------- ---------------  ---------------
                                                                                   (IN MILLIONS)
       Service cost....................................    $       14.1     $       13.6    $        42.8    $       41.2
       Interest cost on projected benefit obligation...            43.5             43.7            130.8           131.3
       Expected return on assets.......................           (54.3)           (51.3)          (163.1)         (153.8)
       Net amortization and deferrals..................            25.1             22.7             75.4            68.3
                                                          ---------------  --------------- ---------------  ---------------
       Net Periodic Pension Expense....................    $       28.4     $       28.7    $        85.9    $       87.0
                                                          ===============  =============== ===============  ===============

      Components of net postretirement benefits expense (credit) costs follow:

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                          --------------------------------- --------------------------------
                                                                2006             2005            2006             2005
                                                          ----------------  --------------- ---------------  ---------------
                                                                                   (IN MILLIONS)

       Service cost....................................    $        1.6     $        2.0    $         4.9    $        6.0
       Interest cost on accumulated postretirement
          benefit obligation ..........................             8.9              9.7             26.7            29.0
       Net amortization and deferrals..................             2.6              2.0              6.7             6.2
       Curtailment gain................................             -                -              (45.4)            -
       Plan recalculation adjustment (1)  .............             -               30.8              -              30.8
       Other ..........................................             -                -              (12.9)            -
                                                          ---------------  --------------- ---------------  ---------------
       Net Periodic Postretirement Benefits
          Expense (Credit) ............................    $       13.1     $       44.5    $       (20.0)   $       72.0
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

      Components of net postemployment benefits (credit) expense follow:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                     -------------------------------- --------------------------------
                                                          2006             2005            2006             2005
                                                     ---------------  --------------- ---------------  ---------------
                                                                              (IN MILLIONS)
       Service cost................................   $        1.5     $        2.0    $         4.5    $        5.0
       Interest cost projected benefit obligation..             .3               .5              1.0             1.5
       Net amortization and deferrals .............           (3.0)             -               (9.1)            -
                                                        ------------   ---------------  --------------- --------------
       Net Periodic Postemployment Benefits
          (Credit) Expense ........................   $       (1.2)    $        2.5    $        (3.6)   $        6.5
                                                     ===============  =============== ===============  ===============

8)    CAPITAL STOCK AND OTHER SHARE - BASED PROGRAMS

      For third quarter and the first nine months of 2006, AXA Financial Group recognized $10.7 million and $30.9 million, respectively, of compensation costs under SFAS No. 123(R) for employee stock options, including $6.2 million and $21.1 million, respectively, resulting from unvested awards at January 1, 2006. A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans follows, including the award made on March 31, 2006 of 3.8 million nonstatutory stock options to purchase AXA ordinary shares. The cost of that award is attributed over the shorter of the employees' four year service-vesting term or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Information about options outstanding and exercisable at September 30, 2006 also is presented in the table below. The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under the Stock Incentive Plan was approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).

                                                                    Options Outstanding
                          -------------------------------------------------------------------------------------------------------
                                 AXA Ordinary Shares                     AXA ADRs                Alliance Bernstein Holding Units
                          ---------------------------------- --------------------------------  ----------------------------------
                                               Weighted                          Weighted                             Weighted
                              Number           Average            Number         Average           Number             Average
                            Outstanding        Exercise        Outstanding       Exercise        Outstanding          Exercise
                           (In Millions)        Price         (In Millions)       Price         (In Millions)          Price
                          ---------------- ----------------- ---------------  ---------------  ----------------   ---------------
Options outstanding at
   December 31, 2005...             3.5    (euro)     20.87          38.6      $       24.06             7.5     $      40.45
Options granted(1).....             3.8    (euro)     29.22            .7              23.26             -  (3)  $      65.02
Options exercised......             -                  -             (6.0)     $       20.26            (1.6)    $      38.54
Options forfeited......             (.2)   (euro)     23.70          (3.0)     $       33.83             (.1)    $      38.28
Options expired........             -                  -              -                 -                -               -
                          ----------------                   ---------------                   --------------
Options Outstanding at
   September 30, 2006..             7.1    (euro)     25.23          30.3      $       23.29             5.8     $      41.05
                          ================ ================= ===============  ===============  ==============    ================
Aggregate Intrinsic
   Value(2)............                    (euro)     16.5                     $      412.9                      $      161.3
                                           =================                  ===============                    ================
Weighted Average
   Remaining
   Contractual Term
   (in years)..........             9.00                              4.49                               4.45
                          ================                   ===============                   ==============
Options Exercisable at
   September 30, 2006..             -                                23.7      $       23.69             4.8     $      41.56
                          ================                   ===============  ===============  ==============    ================
Aggregate Intrinsic
   Value(2)............                              -                         $      313.1                      $      131.4
                                           =================                  ===============                    ================
 Weighted Average
   Remaining
   Contractual Term
   (in years)..........             -                                 3.56                               4.28
                          ================                   ===============                   ==============

      (1) Approximately 2.6 million of the 3.8 million AXA ordinary share options granted on March 31, 2006 have a four year graded vesting schedule, with one-third vesting on each of the second, third and fourth anniversaries of the grant date. The remaining approximately
            1.2 million options have a 4-year cliff-vesting term. All of the options granted on March 31, 2006 have a 10-year contractual term.

      (2) Intrinsic value, presented in millions, is calculated as the excess of the closing market price on September 30, 2006 of the respective underlying shares over the strike prices of the option awards.

      (3) AllianceBernstein grants totaled 9,712 units in the first nine months of 2006.

      Cash proceeds received from employee exercises of options to purchase AXA ADRs in third quarter and the first nine months of 2006 were $28.4 million and $121.4 million, respectively. The intrinsic value related to employee exercises of options to purchase AXA ADRs during third quarter and the first nine months of 2006 and of 2005 were $18.2 million, $90.2 million, $14.2 million and $46.6 million, respectively, resulting in amounts currently deductible for tax purposes of $6.3 million, $30.6 million, $4.7 million and $15.4 million, respectively, for the periods then ended. Under SFAS No. 123(R), $4.8 million and $23.1 million windfall tax benefits resulted from employee stock option exercises during third quarter and the first nine months of 2006, respectively.

      At December 31, 2005, AXA Financial held 14.6 million AXA ADRs in treasury at a weighted average cost of approximately $24.00 per ADR, of which approximately 14.3 million were designated to fund future exercises of outstanding employee stock options. These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options. Remaining outstanding and unexercised at September 30, 2006 are call options to purchase 8.9 million AXA ADRs at strike prices ranging from $30.41 to $32.37, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised. These call options expire on November 23, 2009. During the first nine months of 2006, AXA Financial utilized approximately 3.6 million AXA ADRs from treasury to fund exercises of employee stock options. At September 30, 2006, AXA Financial held 11.4 million AXA ADRs in treasury, of which approximately 11.1 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately .3 million units were available for general corporate purposes, including funding other stock-based compensation programs. Employee options awarded by AXA Financial and outstanding at September 30, 2006 to purchase AXA ordinary shares begin to become exercisable in March 2007 and their future exercises are expected to be funded by newly issued AXA ordinary shares.

      Prior to adoption of SFAS No. 123(R), AXA Financial Group had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the consolidated statement of earnings in third quarter and the first nine months of 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by AXA Financial Group under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods and do not include estimates of pre-vesting forfeitures.

                                                                              Three Months         Nine Months
                                                                                 Ended                Ended
                                                                              September 30,       September 30,
                                                                                  2005                2005
                                                                            -----------------    -----------------
                                                                                        (In Millions)
       Net earnings as reported  ........................................   $       215.2       $       789.3
       Less:  Total stock-based employee compensation expense
          determined under fair value method, net of income tax benefit..            (5.7)              (18.1)
                                                                           ------------------   ------------------
       Pro Forma Net Earnings............................................   $       209.5       $       771.2
                                                                           ==================   ==================


      For the purpose of estimating the fair value of employee stock option awards granted on or after January 1, 2006, AXA Financial Group continues to apply the Black-Scholes-Merton formula and the same methodologies for developing the input assumptions as previously had been used to prepare the pro forma disclosures required by SFAS No. 123. Shown below are the relevant input assumptions used to derive the fair values of options awarded in the first nine months of 2006 and of 2005, respectively. No grants of options to purchase AXA ADRs were made to employees in the first nine months of 2006. For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, AXA Financial Group elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual one-third of the options vesting on the second, third and fourth anniversaries of the grant date.

                                                                                              AllianceBernstein
                                                  AXA Ordinary Shares          AXA ADRs         Holding Units
                                            -------------------------------- --------------- ---------------------
      Nine months ended September 30,           2006              2005           2005          2006       2005
                                            -------------     -------------- --------------  ---------- ----------
      Dividend yield......................     3.48%             3.15%         3.01%            6.00%      6.20%

      Expected volatility.................       28%               25%           25%              31%        31%

      Risk-free interest rate.............     3.77%             3.09%         4.27%            4.90%      3.70%

      Expected life in years..............     5.0               5.0           5.0              6.5        3.0

      Weighted average fair value per
         option at grant date.............   $ 7.45           $  5.01        $ 5.65          $ 12.35    $  7.04


      As of September 30, 2006, approximately $42.8 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by AXA Financial Group over a weighted average period of 2.1 years.

      Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries. Generally, all outstanding restricted AXA ADR grants have a 7-year vesting schedule with potential accelerated vesting based on performance. Under the Equity Plan, AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually. Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent directors of its General Partner. In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds. For third quarter and first nine months of 2006 and of 2005, AXA Financial Group recognized compensation cost of $.9 million and $6.6 million, respectively, under SFAS No. 123(R) and $2.4 million and $11.6 million, respectively, under APB No. 25 for awards outstanding under these plans. Consistent with existing practice of AXA Financial Group prior to adoption of SFAS No. 123(R), grant-date fair value continues to be measured by the closing price of the shares awarded and the result generally is attributed over the shorter of the performance period, the requisite service period, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

      At September 30, 2006, approximately 60,978 restricted AllianceBernstein Holding Units outstanding under the Century Club Plan remain unvested. As of September 30, 2006, approximately $3.8 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 1.47 years. The following table summarizes unvested restricted AXA ADR activity for the first nine months of 2006. Restricted AXA ADRs vested in the first nine months of 2006 and 2005 had aggregate vesting-date fair values of approximately $13.5 million and $19.2 million, respectively. In the first nine months of 2005, 244,790 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $6.6 million.

                                                                                                       WEIGHTED
                                                                                  SHARES OF            AVERAGE
                                                                                  RESTRICTED          GRANT DATE
                                                                                    STOCK             FAIR VALUE
                                                                                ---------------    -----------------
      Unvested as of December 31, 2005........................................       867,387       $         19.94
      Granted.................................................................        78,865       $         35.16
      Vested..................................................................       381,836       $         16.98
      Forfeited...............................................................        50,381
                                                                                ----------------
      Unvested as of September 30, 2006.......................................       514,035       $         23.91
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

      For third quarter and the first nine months of 2006 and of 2005, AXA Financial Group recognized compensation cost of $12.2 million and $25.8 million, respectively, under SFAS No. 123(R) and $2.0 million and $5.0 million, respectively, under APB No. 25 for performance units earned to date. Substantially similar to existing practice of AXA Financial Group prior to adoption of SFAS No. 123(R), the change in fair value of these awards in the first nine months of 2006 was measured by the closing price of the underlying AXA ordinary shares or AXA ADRs and adjustment was made to reflect the impact of expected and actual pre-vesting forfeitures. In addition, similar to adoption of SFAS No. 123(R) for employee stock option awards, the cost of performance units awarded on or after January 1, 2006, such as those granted on March 31, 2006, were attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at September 30, 2006 and December 31, 2005 was $22.7 million and $9.1 million, respectively, including incremental awards earned under the 2005 and 2004 plans from having exceeded the targeted performance criteria established in those years by 14.6% and 11.1%, respectively. Approximately 720,691 outstanding performance units are at risk to achievement of 2006 performance criteria, including approximately 50% of the award granted on March 31, 2006.

      Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options ("tandem SARs/NSOs") of then-equivalent intrinsic value. AXA Financial recorded compensation expense for these fully-vested awards of $7.3 million, $8.5 million, $10.8 million and $11.6 million, for third quarter and the first nine months of 2006 and of 2005, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs. The value of these tandem SARs/NSOs at September 30, 2006 and December 31, 2005 was $27.3 million and $57.5 million, respectively. At September 30, 2006, 1.7 million tandem SARs/NSOs were outstanding, having weighted average remaining expected and contractual terms of 1.21 and 2.42 years, respectively, and for which the SARs component had maximum value of $27.3 million. During third quarter and the first nine months of 2006 and of 2005, respectively, approximately .1 million, 2.6 million, .2 million and .3 million, of these awards were exercised at an aggregate cash-settlement value of $1.5 million, $38.8 million, $2.0 million and $2.8 million.

      On March 31, 2006, 59,644 Stock Appreciation Rights with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries. These Stock Appreciation Rights entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 29.22 Euros as of the date of exercise. Similar to the SARs component of the tandem SARs/NSOs, awards remaining unexercised at expiry of their 10-year contractual term will be automatically exercised on the expiration date. At September 30, 2006, .2 million Stock Appreciation Rights were outstanding, having weighted average remaining contractual term of 6.02 years. The accrued value of Stock Appreciation Rights at September 30, 2006 and December 31,

      2005 was $2.4 million and $1.0 million, respectively, and recorded as liabilities in the consolidated balance sheets. For third quarter and the first nine months of 2006, AXA Financial Group recorded compensation expense for Stock Appreciation Rights of $.7 million and $1.4 million, respectively, under SFAS No. 123(R) reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards. For third quarter and the first nine months of 2005, AXA Financial Group recorded compensation expense of $.1 million and $.3 million, respectively, under APB No. 25 reflecting the impact in those periods of the change in the market price of the underlying AXA ordinary share or AXA ADR on the value of the outstanding Stock Appreciation Rights.

      Under SFAS No. 123(R), AXA Financial Group recognized compensation expense for payroll deductions authorized and applied in third quarter and the first nine months of 2006 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 37,160 and 150,800, respectively, at an aggregate discount of $.4 million and $1.0 million, respectively, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally the last trading day of each month). Prior to adoption of SFAS No. 123(R), no compensation expense was recorded in connection with this plan, including the aggregate discount of $.1 million and $.5 million, for third quarter and the first nine months of 2005, respectively. Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 275,978 and $202,979 were purchased during the first nine months of 2006 and of 2005, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of $.4 million, $1.2 million, $.4 million and $1.0 million in third quarter and the first nine months of 2006 and of 2005, respectively.

9)    INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

      AXA Financial recognized a net tax benefit in third quarter 2006 of $163.5 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $163.5 million, $103.8 million related to the continuing operations, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group's Notes to Consolidated Financial Statements for the year ended December 31, 2005, except as described below:

      In August 2006, the parties settled both the AMERICAN NATIONAL BANK action and the related, previously disclosed DH2 action.

      In HIRT, in September 2006, the district court granted summary judgment in favor of the defendants. The court ruled that (a) the cash balance provisions of the Equitable Plan do not violate the age discrimination provisions of ERISA, (b) while the notice of plan changes provided to participants in 1990 was not adequate, the notice of plan changes provided to participants in 1992 satisfied the ERISA notice requirements regarding delivery and content, and (c) the claims of the named plaintiffs are barred by statute of limitations. In October 2006, plaintiffs filed a notice of appeal.

      In BERGER, in August 2006, the plaintiff's appeal was denied.

      In WIGGENHORN, in June 2006, AXA Equitable's motion to dismiss the amended complaint was granted. In June 2006, the plaintiff filed a notice of appeal.

      In STOCKLER, in March 2006, the case was dismissed by agreement of the parties. In September 2006, the last remaining putative class action was voluntarily dismissed without prejudice.

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

      In the MUTUAL FUND MDL, in April 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The derivative claims brought on behalf of AllianceBernstein Holding remain pending. Plaintiffs seek an unspecified amount of damages.

      In the WV SECURITIES COMMISSIONERS SUMMARY ORDER MATTER, in April 2006, defendants' petition for Writ of Prohibition and Order Suspending Proceedings was denied. In September 2006, AllianceBernstein moved to dismiss the order.

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

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ---------------------------------  ----------------------------------
                                                      2006              2005             2006              2005
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (IN MILLIONS)
       SEGMENT REVENUES:
       Financial Advisory/Insurance............  $    1,970.8      $   1,867.4      $    6,020.3      $   5,803.4
       Investment Management (1)...............         939.0            811.5           2,820.0          2,343.4
       Consolidation/elimination...............         (22.0)           (25.2)            (66.5)           (66.1)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    2,887.8      $   2,653.7      $    8,773.8      $   8,080.7
                                                 ===============   ===============  ===============   ================

       (1) Net of interest expense incurred on securities borrowed.

       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES
          AND MINORITY INTEREST:
       Financial Advisory/Insurance............  $      155.8      $     324.2      $      856.2      $     963.2
       Investment Management...................         252.4            210.8             763.1            567.8
                                                 ---------------   ---------------  ---------------   ----------------
         Total Earnings from Continuing
           Operations before Income Taxes
           and Minority Interest...............  $      408.2      $     535.0      $    1,619.3      $   1,531.0
                                                 ===============   ===============  ===============   ================

                                                                                   SEPTEMBER 30,      December 31,
                                                                                       2006               2005
                                                                                  ----------------  ------------------
                                                                                              (IN MILLIONS)
      SEGMENT ASSETS:
      Financial Advisory/Insurance..............................................    $   146,062.3     $    138,474.4
      Investment Management.....................................................         16,324.8           15,853.4
      Consolidation/elimination ................................................             (3.2)              12.9
                                                                                  ----------------  ------------------
      Total Assets..............................................................    $   162,383.9     $    154,340.7
                                                                                  ================  ==================

     In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, AXA Financial Group recorded a non-cash $37.4 million realized gain. At September 30, 2006 and December 31, 2005, AXA Financial Group's beneficial ownership in AllianceBernstein was approximately 60.5% and 61.1%, respectively.

12)  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -----------------------------  ------------------------------
                                                              2006           2005           2006            2005
                                                         --------------- -------------  --------------  --------------
                                                                                (IN MILLIONS)

      Net earnings.....................................  $      442.0    $      215.2    $    1,096.5    $      789.3
                                                         --------------- -------------  --------------  --------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.............         473.7          (371.3)         (164.1)         (360.6)
                                                         --------------- -------------  --------------  --------------
      Other comprehensive income (loss)................         473.7          (371.3)         (164.1)         (360.6)
                                                         --------------- -------------  --------------  --------------

      Comprehensive Income (Loss)......................  $      915.7    $     (156.1)   $      932.4    $      428.7
                                                         =============== =============  ==============  ==============

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under "Forward-Looking Statements" included elsewhere herein and with the management narrative found in the Management's Discussion and Analysis ("MD&A") and the "Risk Factors" sections included in AXA Financial Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net earnings for AXA Financial Group were $1.10 billion for the first nine months of 2006, an increase of $307.2 million over the first nine months of 2005. Net earnings for the first nine months of 2006 and 2005 included the post-tax results from discontinued operations detailed in the following schedule.

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------------
                                                                            2006                2005
                                                                     ------------------- ------------------

       Wind-up Annuities.............................................  $      28.4          $      15.2
       Real estate held-for-sale.....................................          7.0                  5.5
       Advest........................................................          -                     .2
                                                                      ------------------   ----------------
           Earnings from Discontinued Operations,
             Net of Income Taxes.....................................  $      35.4          $      20.9
                                                                      ==================   ================

       Gains (loss) related to the sale of Advest....................  $       4.1          $     (99.5)
       Gain on sale of real estate held-for-sale.....................         63.2                  -
       Gain on disposition of discontinued Investment Banking and
         Brokerage segment...........................................         53.9                  -
                                                                      ------------------   ----------------
           Gains (Losses) on Disposal of Discontinued Operations,
             Net of Income Taxes.....................................  $     121.2          $     (99.5)
                                                                      ==================   ================

Income taxes totaled $389.1 million in the first nine months of 2006 as compared to the $438.6 million reported in the comparable 2005 period. AXA Financial recognized a net tax benefit in third quarter 2006 of $163.5 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $163.5 million, $103.8 million related to the continuing operations, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities. Earnings from continuing operations were $939.9 million for the first nine months of 2006, an increase of $72.0 million from the first nine months of 2005.

Earnings from continuing operations before income taxes and minority interest were $1.62 billion for the first nine months of 2006, an increase of $88.3 million from the year earlier period. There was a $107.0 million decrease in the Financial Advisory/Insurance segment as lower investment results primarily due to decreases in the fair value of derivatives and higher DAC amortization and commission expense partially offset by higher policy fee income and lower compensation and benefit costs in the first nine months of 2006. The Investment Management segment's earnings were $763.1 million, $195.3 million higher than in the first nine months of 2005, principally due to higher earnings at AllianceBernstein. The Investment Management segment's earnings included $16.4 million and $16.1 million in gains and contingent payments in the 2006 and 2005 periods, respectively, related to AllianceBernstein's second quarter 2005 transfer of its cash management business and approximately $8.6 million of gains on the sale of its rights to manage certain Indian mutual funds in third quarter 2005. In first quarter 2006, AXA Financial Group adopted the provisions of SFAS No. 123(R) and, as a result, recognized $31.9 million ($21.4 million after-tax) higher compensation cost during the first nine months of 2006 than would have been recognized under APB No. 25.

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

Although these programs are designed to provide some economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No.
133. Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility. Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis. Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations. In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings. Conversely, in periods of equity and interest rate market declines, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings. Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues. In the first nine months of 2006, revenues increased $693.1 million to $8.77 billion from the comparable prior year period. The $216.9 million increase in revenues to $6.02 billion for the Financial Advisory/Insurance segment in the 2006 period was principally due to higher policy fee income partially offset by lower investment results and lower premiums. The $476.6 million increase in revenues to $2.82 billion for the Investment Management segment resulted principally from higher investment advisory and services fees and higher dividend and interest revenues partially offset by higher interest expense at AllianceBernstein.

Premiums decreased by $60.9 million to $1.16 billion for the first nine months of 2006. Policy fee income was $1.81 billion, $271.7 million higher than in the first nine months of 2005. The policy fee income increase resulted primarily from fees earned on higher average Separate Account balances due to positive net cash flows and market appreciation.

Net investment income decreased $5.4 million to $2.39 billion in the first nine months of 2006 as the increase of $42.2 million for the Investment Management segment was more than offset by the $50.7 million decrease in the Financial Advisory/Insurance segment. The increase for the Investment Management segment was related to changes in the market value of AllianceBernstein's trading account securities. The decrease for the Financial Advisory/Insurance segment was primarily due to the $108.8 million decrease in the fair value in the first nine months of 2006 of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts as compared to a $55.8 million decrease in fair value in the first nine months of 2005. Similarly, investment income related to other derivatives including interest rate swap, floor and future contracts was $0.2 million in the first nine months of 2006, as compared to investment income of $7.4 million of in the comparable prior year period.

Investment gains totaled $40.1 million in the first nine months of 2006, a decrease of $21.9 million as compared to $62.0 million in the first nine months of 2005 as the $22.8 million higher gains in the Investment Management segment were offset by $15.4 million in losses in the Financial Advisory/Insurance segment in the first nine months of 2006 as compared to $29.3 million of gains in the Financial Advisory/Insurance segment in the 2005 period. The higher gains for the Investment Management segment in the 2006 period were primarily due to gains principally resulting from AllianceBernstein's issuance of units to its employees under long-term incentive plans in first quarter 2006 that exceeded the gains on the transfer of AllianceBernstein's cash management services reported in the second and third quarters of 2005 and the gain on the sale of its right to manage certain Indian mutual funds in third quarter 2005. In the Financial Advisory/Insurance segment, the investment losses in the 2006 period primarily resulted from higher writedowns on General Account fixed maturities, $35.3 million in the first nine months of 2006 as compared to $29.5 million in first nine months of 2005 and lower gains from sales of fixed maturity securities ($11.9 million in the 2006 period as compared to $48.4 million in comparable 2005 period).

Commissions, fees and other income increased $509.6 million to $3.38 billion in the first nine months of 2006 with higher income of $411.6 million and $101.5 million in the Investment Management and Financial Advisory/Insurance segments, respectively. The Investment Management segment increase was principally due to the $403.2 million increase in investment advisory and services fees at AllianceBernstein in the first nine months of 2006 as compared to the comparable 2005 period. The increase of $403.2 million to $1.99 billion in investment advisory and services fees was primarily due to an increase in average assets under management ("AUM") resulting from net asset inflows and market appreciation experienced in the nine-month period and from $23.0 million higher performance fees. The Financial Advisory/Insurance segment increase of $101.5 million to $777.8 million in the first nine months of 2006 was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base partially offset by the lower increase in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In the first nine months of 2006, the fair value of these contracts increased $38.3 million as compared to a $45.4 million increase in fair value during the first nine months of 2005 due to market fluctuations.

Benefits and Other Deductions. Total benefits and other deductions increased $604.8 million to $7.15 billion in the first nine months of 2006 as increases of $323.9 million and $281.3 million were reported for the Financial
Advisory/Insurance and the Investment Management segments, respectively.

Policyholders' benefits were $2.19 billion in the first nine months of 2006, an $85.6 million increase from the first nine months of 2005. The increase principally resulted from lower benefits and reserves in the reinsurance assumed product line in the 2005 period due to a $16.1 million settlement of outstanding issues with one life reinsurer in third quarter 2005 that resulted in the release of $46.8 million of reserves as well as higher individual life death claims.

Total compensation and benefits increased $167.9 million to $1.87 billion in the first nine months of 2006 as a $197.9 million increase for the Investment Management segment was partially offset by a $30.1 million decrease for the Financial Advisory/Insurance segment. The Investment Management segment increase reflected the $70.8 million increase in commission expense due to higher sales across all distribution channels and Institutional Research Services, the $68.1 million increase in incentive compensation primarily due to higher deferred compensation amortization and the $59.9 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit salary increases and higher fringe benefits reflecting the increased compensation levels at AllianceBernstein. The $30.1 million decrease for the Financial Advisory/Insurance segment in the first nine months of 2006 was primarily due to a $83.1 million decline in employee benefit costs of which $45.4 million was due to the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006, partially offset by higher employee stock compensation expense of $58.5 million due to the effects of implementing SFAS No. 123(R) in 2006.

For the first nine months of 2006, commissions in the Financial
Advisory/Insurance segment totaled $957.5 million, an increase of $132.8 million from the first nine months of 2005, principally due higher sales of annuity products and higher asset-based commissions.

Amortization of deferred sales commissions totaled $71.7 million for the first nine months of 2006, $31.4 million lower than in the 2005 period as a result of lower levels of back-end load shares sales.

DAC and VOBA amortization increased to $656.9 million in the first nine months of 2006, $194.9 million higher than in the comparable 2005 period. This increase in amortization was principally related to higher current margins on products that are DAC reactive and lower favorable DAC unlocking in 2006 compared to 2005. This increase was partially offset by reactivity to decreases in the first nine months of 2006 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs and the lower increase in fair value of the GMIB reinsurance asset. In 2006, the unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts in the 2006 period also offset the increase. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2006 than in 2005.

DAC capitalization totaled $1.06 billion for the first nine months of 2006; this increase of $70.9 million from the $992.4 million reported in the first nine months of 2005 primarily resulted from higher sales of annuity products.

The increases in rent expense and amortization of intangible assets of $11.6 million and $8.1 million, respectively, in the first nine months of 2006 were principally due to higher occupancy expenses at AllianceBernstein related to higher headcounts and to the acceleration in amortization related to mutual fund investment management and distribution fees intangible assets due to declines in estimated fair value.

The $123.2 million increase in other operating costs and expenses to $932.5 million in the first nine months of 2006 resulted from increases of $97.5 million and $29.1 million, respectively, for Investment Management and the Financial Advisory/Insurance segments. The Investment Management segment increase primarily resulted from increases in legal costs, market data services and data processing costs at AllianceBernstein in the first nine months of 2006. The increase in the Financial Advisory/Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances, partially offset by lower litigation expenses.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2006 were $13.35 billion, an increase of $1.72 billion from the comparable 2005 period while total first year premiums and deposits increased $1.64 billion to $9.11 billion in the first nine months of 2006. First year premiums and deposits for the life products increased $52.3 million to $472.2 million for the first nine months of 2006 as the $104.4 million higher interest-sensitive life sales were offset by $28.5 million and $23.8 million lower sales of traditional and COLI life products, respectively. Annuity products' first year premiums and deposits increased $1.60 billion to $8.63 billion for the first nine months of 2006 as $1.79 billion higher variable annuity sales, including the wholesale channel's $1.35 billion increase, were partially offset by $188.3 million lower fixed annuity sales. There was a $494.6 million increase to $4.39 billion in mutual fund and fee based assets sales in the first nine months of 2006. In July 2006, AXA Equitable launched its Accumulator(R) '06 variable annuity products with additional features, including a guaranteed withdrawal benefit for life. Accumulator(R) '06 variable annuity products are currently available for new sales in place of the prior Accumulator products in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received.

Surrenders and Withdrawals. Surrenders and withdrawals increased, from $5.70 billion in the first nine months of 2005 to $6.78 billion for the first nine months of 2006. There was a $988.2 million increase in individual annuities surrenders and withdrawals with smaller increases of $52.7 million and $37.5 million reported for the traditional life and variable and interest-sensitive life insurance lines, respectively. The annualized annuities surrender rate increased to 9.0% in the first nine months of 2006 from 8.6% in the first nine months of 2005. The individual life surrender rates increased to 4.2% from 4.0% for the same respective periods. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

                             ASSETS UNDER MANAGEMENT

                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      2006                2005
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
Third party..................................................................... $    593,967        $   491,053
General Account and other.......................................................       55,172             54,775
Insurance Group Separate Accounts...............................................       82,122             71,615
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    731,261        $   617,443
                                                                                 ===============     ===============

Third party assets under management at September 30, 2006 increased $102.91 billion from the September 30, 2005 total primarily due to increases at AllianceBernstein. The $10.51 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at September 30, 2006 totaled $659.28 billion as compared to $555.47 billion at September 30, 2005 as market appreciation of $56.6 billion and net inflows across all distribution channels totaling $48.1 billion were partially offset by the approximately $1.3 billion reduction in client AUM during fourth quarter 2005 related to AllianceBernstein's business dispositions in that period. Non-U.S. clients accounted for 34.3% of the September 30, 2006 total.

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

During the first nine months of 2005, AXA Financial Group purchased 309,435 AXA ADRs for approximately $8.0 million, which were used for AXA Financial Group's restricted stock plan. Additionally, in third quarter 2005, AXA Financial Group purchased approximately 4.5 million AXA ADRs for $107.5 million through the exercise of call options put in place to hedge employee compensation plans. These AXA ADRs will be used for AXA Financial Group's employee option and restricted stock programs.

The Insurance Group. In the first nine months of 2006 and 2005, AXA Equitable paid cash dividends of $300.0 million and $250.0 million, respectively.

AllianceBernstein. For the nine months ended September 30, 2006 and 2005, respectively, cash flows included inflows of $63.2 million and $30.8 million representing additional investments by AllianceBernstein Holding with proceeds from the exercise of compensatory options to buy AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $16.6 million and $6.5 million to fund obligations under deferred compensation plans. Cash flows in the first nine months of 2006 were also impacted by the $47.2 million additional investment by AllianceBernstein Holding through the issuance of AllianceBernstein Holding units in exchange for earnings-based awards made under an AllianceBernstein compensation plan. Capital expenditures at AllianceBernstein were $75.0 million in the first nine months of 2006 compared to $59.7 million in the comparable 2005 period while purchases of investments totaled $54.8 million in the first nine months of 2006 as compared to $7.4 million in the year earlier period. AllianceBernstein's available cash flow from operations totaled $1.02 billion and $452.3 million for the first nine months of 2006 and 2005, respectively. Proceeds from the issuance of commercial paper totaled $169.6 million in the 2006 period. Distributions paid were $774.9 million and $588.9 million for the first nine months of 2006 and 2005, respectively.

At September 30, 2006, AllianceBernstein had $8.1 million of short-term debt and $173.9 million under its commercial paper program outstanding; no amount was outstanding under its revolving credit facility at September 30, 2006. In August 2006, the $400.0 million, 5.625% Senior Notes matured and were retired using cash flows from operations and the proceeds from the issuance of commercial paper with a 5.4% interest rate.

In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for AllianceBernstein's commercial paper program, which increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at AllianceBernstein's option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. In March 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million. As of September 30, 2006, no amounts were outstanding under these credit facilities.

On May 2, 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1 million net of cash acquired.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures are effective. There has been no change in AXA Financial Group's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS

             Number              Description and Method of Filing
            --------------------------------------------------------------------
              31.1 Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


Date: November 13, 2006         AXA FINANCIAL, INC.


                                By:    /s/ Stanley B. Tulin
                                       -----------------------------------------
                                       Name:    Stanley B. Tulin
                                       Title:   Vice Chairman of the Board and
                                                Chief Financial Officer

Date: November 13, 2006               /s/ Richard S. Dziadzio
                                       -----------------------------------------
                                       Name:    Richard S. Dziadzio
                                       Title:   Executive Vice President and
                                                Deputy Chief Financial Officer

Date: November 13, 2006               /s/ Alvin H. Fenichel
                                       -----------------------------------------
                                       Name:    Alvin H. Fenichel
                                       Title:   Senior Vice President and
                                                Controller