Form 10-K
period 2006-12-31
AXA FINANCIAL INC
filed 2007-03-15
CIK 888002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

    (Mark One)                     FORM 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

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

        Registrant's telephone number, including area code (212) 554-1234

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
---------------------------   --------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                         Yes [ ]    No [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2006.

As of March 14, 2007, 436,192,949 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I) (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are incorporated by reference into Part I hereof.

                                TABLE OF CONTENTS

Part I                                                                                               Page
------                                                                                               ----

Item 1.             Business........................................................................ 1-1
                    Overview........................................................................ 1-1
                    Segment Information............................................................. 1-1
                    Employees and Financial Professionals........................................... 1-6
                    Competition..................................................................... 1-7
                    Regulation...................................................................... 1-7
                    Parent Company.................................................................. 1-10
                    Other Information............................................................... 1-11
Item 1A.            Risk Factors.................................................................... 1A-1
Item 1B.            Unresolved Staff Comments....................................................... 1B-1
Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders*............................ 4-1

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

*Omitted pursuant to General Instruction I to Form 10-K

                           FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Financial, Inc. assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" and elsewhere in this report.

PART I, ITEM 1.

                                  BUSINESS(1)

OVERVIEW

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. It is one of the world's largest asset managers, with total assets under management of approximately $795.01 billion at December 31, 2006, of which approximately $716.90 billion were managed by AllianceBernstein. Through its insurance company subsidiaries, AXA Financial Group is also among the oldest and largest life insurance organizations in the United States. AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "-Parent Company".

SEGMENT INFORMATION

AXA Financial Group conducts operations in two business segments, the Financial Advisory/Insurance segment and the Investment Management segment. The financial advisory and insurance business conducted by AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and their subsidiaries and the MONY Companies is reported in the Financial Advisory/Insurance segment. The investment management business of AllianceBernstein, a leading global investment management firm, is reported in the Investment Management segment. For additional information on AXA Financial Group's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment" and Note 21 of Notes to Consolidated Financial Statements.

FINANCIAL ADVISORY/INSURANCE

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations. The Financial Advisory/Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $7.93 billion (or 66.9%) of total revenues, after intersegment eliminations, for the year ended December 31, 2006.

Financial Advisory/Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. AXA Distributors, a broker-dealer and insurance general agency

----------
(1) As used in this Form 10-K, the term "AXA Financial Group" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 ("AXA Financial"), and its consolidated subsidiaries. The term "MONY" refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004, and the term "MONY Companies" means MONY Life Insurance Company ("MONY Life"), MONY Life Insurance Company of America ("MLOA"), U.S. Financial Life Insurance Company ("USFL") and the other subsidiaries of MONY acquired by AXA Financial in the MONY acquisition. The term "Financial Advisory/Insurance Group" refers collectively to AXA Equitable Life Insurance Company ("AXA Equitable"), a New York stock life insurance corporation, to AXA Equitable's wholly owned subsidiaries, AXA Life and Annuity Company ("AXA Life"), and AXA Distributors, LLC and its subsidiaries (collectively, "AXA Distributors"), to AXA Advisors, LLC ("AXA Advisors"), to AXA Network, LLC and its subsidiaries (collectively, "AXA Network"), AXA Financial (Bermuda) Ltd. ("AXA Bermuda") and the MONY Companies. The term "AllianceBernstein" refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries. The term "Insurance Group" refers collectively to AXA Equitable, MONY Life, MLOA, USFL, AXA Life and AXA Bermuda. The term "General Account" refers to the assets held in the respective general accounts of AXA Equitable, MONY Life, MLOA, AXA Life, USFL and AXA Bermuda and all of the investment assets held in certain of AXA Equitable's, MONY Life's and MLOA's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the separate account investment assets of AXA Equitable, MONY Life and MLOA excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-up Annuity line of business ("Wind-up Annuities").

                                      1-1
subsidiary of AXA Equitable, distributes the Insurance Group's products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies.

As of December 31, 2006, the Insurance Group had approximately 3.4 million insurance policies and annuity contracts in force. For additional information on the Financial Advisory/Insurance segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Financial Advisory/Insurance", Note 21 of Notes to Consolidated Financial Statements, as well as "- Employees and Financial Professionals", "- Competition" and "- Regulation".

PRODUCTS

VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE. The Insurance Group is among the country's leading issuers of variable annuity and variable life insurance products. Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options. The continued growth of separate account assets under management remains a strategic objective of AXA Financial Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds for its clients (who bear the investment risk and reward).

The sale of variable annuity products has become increasingly important to the Insurance Group in recent years, with variable annuities accounting for 74.1% of the Insurance Group's total premiums and deposits in 2006. Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets. A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit ("GMDB") and/or guaranteed minimum living benefits. Guaranteed minimum living benefits include guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits for life ("WBL"). During 2006, GMIB remained the predominant guaranteed minimum living benefit elected by the Insurance Group's customers. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 7.3% of the Insurance Group's total premiums and deposits in 2006. Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance "COLI" market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $43.88 billion to $83.55 billion at December 31, 2006. Of the 2006 year-end amount, approximately $53.85 billion was invested through EQ Advisors Trust ("EQAT") and approximately $25.70 billion was invested through AXA Premier VIP Trust ("VIP Trust"). EQAT and VIP Trust are mutual funds for which AXA Equitable serves as investment manager and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single-advisor equity, bond and money market investment portfolios. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg Investment Management ("AXA Rosenberg"), each an AXA affiliate, provided investment advisory services to investment portfolios representing approximately 45.6% of the total assets in EQAT portfolios at December 31, 2006 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in EQAT portfolios.

VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advisor equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg provided investment advisory services in respect of investment portfolios representing approximately 9.0% of the total assets in the VIP Trust portfolios at December 31, 2006 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

                                      1-2

FIXED ANNUITIES AND FIXED LIFE INSURANCE. In addition to variable annuity and variable life insurance products, the Insurance Group issues a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products accounted for 0.6% of the Insurance Group's total premium and deposits in 2006.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including whole life, universal life and term life insurance. Traditional and interest-sensitive life insurance products accounted for 12.3% of the Insurance Group's total premium and deposits in 2006 and continue to represent an increasingly significant product line for the Insurance Group. Included among these products are term life and interest-sensitive life insurance products issued by USFL, which are designed for the impaired risk market, focusing on customers with treatable medical conditions. USFL specializes in underwriting life insurance policies for individuals considered special medical risks using its proprietary Clinical Underwriting(R) risk evaluation process.

RETAIL MUTUAL FUNDS. The Financial Advisory/Insurance Group also sponsors various retail mutual funds.

AXA Enterprise Multimanager Funds Trust (formerly AXA Premier Funds Trust) ("Multimanager Trust") is a retail multi-manager mutual fund consisting of equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other retail funds managed by AXA Equitable or Enterprise Capital Management, Inc. ("Enterprise Capital"), a subsidiary of AXA Financial. At December 31, 2006, Multimanager Trust had total assets of $559 million. AXA Equitable serves as the Investment Manager and Administrator of Multimanager Trust. AXA Enterprise Funds Trust ("AEFT") is a retail mutual fund consisting of equity, bond and money market funds. At December 31, 2006, AEFT had total assets of $2.58 billion. AXA Equitable serves as investment manager and administrator to AEFT. The Enterprise Group of Funds, Inc. ("EGF") is a retail mutual fund comprised of two equity investment portfolios. At December 31, 2006, EGF portfolios had total assets of $1.73 billion. Enterprise Capital serves as the investment manager and AXA Equitable serves as the administrator to each EGF fund.

In October 2006, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital and Enterprise Fund Distributors, Inc. ("EFD"), entered into an agreement contemplating the transfer to Goldman Sachs Asset Management L. P. ("GSAM") of assets relating to the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the "AXA Enterprise Funds") and the reorganization of such funds into corresponding mutual funds managed by GSAM. These 27 funds had approximately $4.2 billion in assets under management as of December 31, 2006. The reorganization of the 27 funds is subject to regulatory and fund shareholder approvals and is expected to close in the second quarter of 2007. Of the remaining four funds not included in the GSAM reorganization, which together had approximately $700 million in assets under management as of December 31, 2006, one fund is being liquidated and AXA Financial is considering possible alternatives for the dispositions of the other three funds, which alternatives include a possible transaction with another investment advisor or liquidation.

For additional information on assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management".

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

                                      1-3

The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors. AXA Distributors distributes the Insurance Group's annuity products through third-party national and regional securities firms, independent financial planning and other broker-dealers and banks. AXA Distributors, through its AXA Partners division, also distributes the Insurance Group's life insurance products principally through third-party brokerage general agencies.

The continued growth of AXA Distributors' wholesale business has become increasingly important to the Insurance Group. Annuities and life insurance distributed by AXA Distributors accounted for 46.6% and 42.0% of the Insurance Group's total annuity and life insurance premiums and deposits in 2006 and 2005, respectively. Annuities distributed by AXA Distributors accounted for 63.1% and 60.1% of the Insurance Group's total first year annuity premiums and deposits in 2006 and 2005, respectively, and 53.8% and 50.2% of the Insurance Group's total annuity premiums and deposits in 2006 and 2005, respectively. Similarly, life insurance products distributed by the AXA Partners division of AXA Distributors have accounted for a rising portion of the Insurance Group's overall life insurance business, with life insurance products distributed by AXA Partners accounting for 45.8% and 35.3% of the Insurance Group's total first year life insurance premiums and deposits in 2006 and 2005, respectively, and 18.4% and 13.8% of the Insurance Group's total life insurance premiums and deposits in 2006 and 2005, respectively.

Management believes that a portion of the increase in sales of life insurance through AXA Distributors may be attributable to certain sales of life insurance policies instigated and/or financed by persons or entities with no relationship to the insured, with the expectation that such persons or entities will eventually acquire the policies from the insured as an investment. Due in part to the potential for adverse selection in these circumstances, the profitability of such sales may be lower than the Insurance Group might otherwise expect from sales to traditional non-investor life insurance purchasers. The Insurance Group has implemented changes to certain of its commission rates and underwriting practices to reduce the possibility of sales to non-investor purchasers. Based on periodic samplings of life insurance sales, however, management does not believe that any sales to date to persons or entities with no relationship to the insured will have a significant impact on the future profitability of the Insurance Group.

EFD, an affiliate of AXA Financial, serves as the principal underwriter of retail mutual funds sponsored by the Financial Advisory/Insurance Group. EFD has selling agreements with AXA Advisors as well as third-party national and regional securities firms, independent financial planning and other broker-dealers and banks.

In December 2006, AXA Advisors entered into an outsourcing arrangement with Linsco Private Ledger ("LPL") under which LPL will provide certain administrative services, including clearing and transaction processing and customer service, for the brokerage business of AXA Advisors. Under the terms of related agreements, AXA Advisors' financial professionals will gain access to certain LPL proprietary technology, including brokerage and advisory platforms and research services. The related operational conversions are expected to commence in the third quarter of 2007.

REINSURANCE AND HEDGING. The Insurance Group has in place reinsurance and hedging programs to reduce its exposure to equity market declines, interest rate fluctuations and mortality. In 2006, the Insurance Group retained up to a maximum of $25 million of risk on single-life policies and $30 million of risk on second-to-die policies, except for USFL for which the Insurance Group retained up to a maximum of $2.5 million of risk on single-life policies and $3.0 million of risk on second-to-die policies. For amounts issued in excess of those limits, the Insurance Group obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium. A contingent liability exists with respect to such reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than one percent of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features. At December 31, 2006, the Insurance Group had reinsured, subject to certain maximum amounts or caps in any one period, approximately 74.4% of its net amount at risk resulting from the GMIB feature and approximately 33.6% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2006. The Insurance Group has adopted certain hedging strategies that are designed to reduce exposure to GMIB, GMDB and WBL liabilities that have not been reinsured for policies issued after April 2002.

                                      1-4

For additional information about reinsurance and hedging strategies implemented by AXA Financial Group, see "Quantitative and Qualitative Disclosures about Market Risk" and Notes 2, 5, 8, and 9 of Notes to Consolidated Financial Statements.

The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time. The Insurance Group audits or otherwise reviews the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

GENERAL ACCOUNT INVESTMENT PORTFOLIO. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2006:

                                 INSURANCE GROUP
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                                         AMOUNT      % OF TOTAL
                                                     -------------  ------------

          Fixed maturities (2)...................    $   38,420.0          74.9%
          Mortgages..............................         4,678.5           9.1
          Equity real estate.....................           572.5           1.1
          Other equity investments...............         1,509.8           2.9
          Policy loans...........................         5,165.1          10.1
          Cash and short-term investments (3)....           983.4           1.9
                                                     -------------  ------------
          Total..................................    $   51,329.3         100.0%
                                                     =============  ============

(1) Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) To enhance comparability to other General Account investment assets, excludes net unrealized gains of $454.6 million on fixed maturities classified as available for sale. Reported in the consolidated balance sheet at estimated fair value as required by generally accepted accounting principles, fixed maturities include approximately $893.9 million net amortized cost of securities considered to be "Other than investment grade" securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

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

As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by the Insurance Group's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

                                      1-5

WIND-UP ANNUITIES. Wind-up Annuities, consists primarily of group non-participating wind-up annuity products, are included in AXA Financial Group's discontinued operations. At December 31, 2006, $788.2 million of related policyholder liabilities were outstanding. For additional information about Wind-up Annuities, see Notes 2 and 16 of Notes to Consolidated Financial Statements.

INVESTMENT MANAGEMENT

GENERAL. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein offers a broad range of investment products and services to its clients, including the following: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, subadvisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and affiliated joint venture companies, subadvisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to its institutional investors, AllianceBernstein offers in-depth, independent, fundamental research, portfolio strategy, trading and brokerage-related services.

AllianceBernstein's portfolio managers oversee a number of different types of investment products within various vehicles and strategies. AllianceBernstein's investment services include: (a) growth equities, generally targeting stocks with under-appreciated growth potential; (b) value equities, generally targeting stocks that are out of favor and that may trade at bargain prices; (c) fixed income, including both taxable and tax-exempt securities; (d) passive management, including both index and enhanced index strategies; and (e) blend strategies, combining style pure components with systematic rebalancing.

The Investment Management segment in 2006 accounted for approximately $4.02 billion (or 33.9%) of total revenues, after intersegment eliminations. As of December 31, 2006, AllianceBernstein had approximately $716.9 billion in assets under management, including approximately $455.1 billion from institutional investors, approximately $166.9 billion from retail mutual fund accounts and approximately $94.9 billion from private clients. As of December 31, 2006, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT, VIP Trust and Multimanager Trust, represented approximately 16.5% of AllianceBernstein's total assets under management, and fees and other charges for the management of those assets accounted for approximately 4.7% of AllianceBernstein's total revenues. The Investment Management segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group.

INTEREST IN ALLIANCEBERNSTEIN. In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In connection with this acquisition (the "Bernstein Acquisition"), Bernstein and SCB Partners Inc. were granted the right to sell limited partnership interests in AllianceBernstein L.P. ("AllianceBernstein Units") to AXA Financial or an entity designated by AXA Financial (the "AllianceBernstein Put"). Since November 2002, AXA Financial, either directly or indirectly through wholly owned subsidiaries, has acquired a total of 32.64 million AllianceBernstein Units for an aggregate purchase price of approximately $1.63 billion through several purchases made pursuant to the AllianceBernstein Put, including, most recently, AXA Financial's purchase on February 23, 2007 of 8.16 million AllianceBernstein Units at a purchase price of approximately $745.7 million. After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial Group's consolidated economic interests in AllianceBernstein L.P. as of March 1, 2007 and December 31, 2006 was approximately 63.3% and 60.3%, respectively, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner of AllianceBernstein Holding L.P. and AllianceBernstein L.P.

For additional information about AllianceBernstein, including its results of operations, see "- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management" and AllianceBernstein L.P.'s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2007.

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2006, AXA Financial Group had approximately 10,956 employees. Of these, approximately 5,864 and 4,914 were employed full-time by the Financial Advisory/Insurance Group and AllianceBernstein, respectively. In addition to these employees, as of December 31, 2006, the Financial Advisory/Insurance Group had a sales force consisting of approximately 5,968 AXA Advisors financial professionals, including 358 field managers.

                                      1-6

COMPETITION

FINANCIAL ADVISORY/INSURANCE. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting the Financial Advisory/Insurance Group's business are financial and claims-paying ratings; access to diversified sources of distribution; size and scale; product quality, range, features/functionality, customization and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; reputation and quality of service; and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 14, 2007 the financial strength or claims-paying rating of AXA Equitable was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with stable outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook). As of March 14, 2007, the financial strength or claims-paying ratings of MONY Life and MLOA were "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with stable outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook). As of March 14, 2007, the financial strength or claims-paying rating of USFL was "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook) and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook). As of March 14, 2007, AXA Financial's long-term debt rating was "A" from Standard & Poor's Corporation (7th highest of 22 ratings; with positive outlook - under review for possible upgrade), "A2" from Moody's Investors Service (6th highest of 21 ratings; with stable outlook), "a-" from A.M. Best Company, Inc. (7th highest of 22 ratings; with stable outlook) and "A+" from Fitch Investors Service, L.P. (5th highest of 24 ratings; with stable outlook).

INVESTMENT MANAGEMENT. The financial services industry is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry. AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund complexes, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers. AllianceBernstein's competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve. Some of AllianceBernstein's competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AllianceBernstein does. These factors may place AllianceBernstein at a competitive disadvantage. To grow its business, AllianceBernstein must be able to compete effectively for assets under management. Key competitive factors include (i) AllianceBernstein's commitment to place the interests of its clients first; (ii) the quality of AllianceBernstein's research; (iii) AllianceBernstein's ability to attract, retain and motivate highly skilled, and often highly specialized, personnel;
(iv) AllianceBernstein's investment performance; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges;
(vii) AllianceBernstein's operational effectiveness; (viii) AllianceBernstein's ability to further develop and market its brand; and (ix) AllianceBernstein's global presence.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein. AllianceBernstein's partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the general partner of AllianceBernstein L.P.) to compete with AllianceBernstein.

REGULATION

INSURANCE SUPERVISION. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. AXA Equitable and MONY Life are domiciled in New York and are primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. MLOA is domiciled

                                      1-7
in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance. USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance. AXA Bermuda is domiciled in Bermuda and is primarily regulated by the Bermuda Monetary Authority. The extent of regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable or MONY Life. Each of the members of the Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of the members of the Insurance Group, and make requests for particular information from them. For example, the domestic insurance regulators of AXA Equitable, AXA Life, MONY Life and USFL are currently conducting their periodic statutory examinations of the books, records and accounts of these insurance companies. The companies have responded to various information requests made during these examinations, including inquiries relating to insurance replacement issues. A remediation program may be required as a result of these examinations, but management does not believe such a remediation program would have a material impact on the Insurance Group's business. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and insurance commissioners have requested information from the Insurance Group and other insurance companies regarding collusive bidding, revenue sharing and market timing practices, suitability of annuity sales and practices associated with replacements and exchanges of life insurance and annuities.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state. In 2006, AXA Equitable and MONY Life paid an aggregate of $600 million and $35 million, respectively, in shareholder dividends.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before returning to 2001 law for the year 2011 and thereafter. Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes or significantly increasing exemption amounts and lowering rates. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. These provisions, which were to expire after 2010, have now been made permanent. In 2003, reductions to income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates. While set to expire after 2010, there are proposals to extend or make such reduced rates permanent. Recently proposed Federal legislation and Treasury regulations relating to the creation of new tax-favored savings accounts and modifications to nonqualified deferred compensation and qualified plans (including tax sheltered annuities) could, to the extent enacted or adopted, adversely affect certain sales of life insurance as well as the attractiveness of certain qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals for the comprehensive overhaul of the Federal tax law which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. For example, in November 2005, The President's Advisory Panel on Federal Tax Reform announced its tax reform options that, if enacted by Congress, would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other

                                      1-8
proposals or legislation, if any, may be introduced or enacted relating to AXA Financial Group's business or what the effect of any such legislation might be.

SECURITIES LAWS. AXA Financial, certain of its subsidiaries, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the SEC and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and from time to time makes requests for particular information from the Insurance Group.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., Sanford C. Bernstein & Co., LLC and EFD are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. (the "NASD"). As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses. The SEC and the NASD also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and the NASD have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products. For example, the NASD recently proposed increased suitability requirements and additional compliance procedures relating to sales of variable annuities which, if enacted, could negatively impact sales of annuity products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, the NASD and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

AXA Financial and certain subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, the NASD, state attorneys general, state insurance regulators and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". For example, AXA Equitable has provided information to the New York State Attorney General (the "NYAG") in response to a subpoena and information requests relating to possible market timing activities conducted through AXA Equitable's variable insurance products. Ongoing or future regulatory investigations could result in fines, other sanctions and/or other costs.

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

Regulators, including the SEC, the NASD and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing, late trading and the use of fund assets for distribution.

                                      1-9

ALLIANCEBERNSTEIN REGULATORY MATTERS

MARKET TIMING INVESTIGATIONS. On December 18, 2003, AllianceBernstein entered into agreements with the SEC and the NYAG in connection with their investigations into trading practices in shares of certain of AllianceBernstein's sponsored mutual funds. AllianceBernstein's agreement with the SEC was reflected in an Order of the Commission ("SEC Order") dated December 18, 2003 (amended and restated January 15, 2004), while AllianceBernstein's final agreement with the NYAG was reflected in an Assurance of Discontinuance ("AoD") dated September 1, 2004.

AllianceBernstein has taken a number of important initiatives to resolve these matters. Specifically, AllianceBernstein: (i) established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (the "Restitution Fund"); (ii) reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual FUNDS by reducing its advisory fee rates (resulting in an approximate $66 million reduction in 2006 advisory fees, a $63 million reduction in 2005 advisory fees and a $70 million reduction in 2004 advisory fees), and AllianceBernstein will maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; and (iii) agreed to have an independent third party perform a comprehensive compliance review biannually.

With the approval of the independent directors of AllianceBernstein's U.S. registered mutual fund boards and the staff of the SEC, AllianceBernstein retained an Independent Distribution Consultant ("IDC") to develop a plan for the distribution of the Restitution Fund. To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, AllianceBernstein will be required to contribute additional monies to the Restitution Fund. In September 2005, the IDC submitted to the SEC staff the portion of his report concerning his methodology for determining damages and a proposed distribution plan, which addresses the mechanics of distribution. The Restitution Fund proceeds will not be distributed until after the SEC has issued an order approving the distribution plan. Until then it is not possible to predict the exact timing, method or amount of the distribution.

For additional information regarding market timing matters involving AllianceBernstein, see "Alliance Litigation - Market Timing-Related Matters" in
Note 19 of Notes to Consolidated Financial Statements.

PRIVACY OF CUSTOMER INFORMATION. AXA Financial has adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. AXA Financial Group companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties. Violation of these laws and regulations may result in significant fines and remediation costs. Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

PARENT COMPANY

AXA, the ultimate parent company of AXA Financial, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including, in particular, the Middle East and Africa. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to AXA Financial or any of its subsidiaries.

VOTING TRUST. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of AXA Financial, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the

                                      1-10
shares of AXA Financial's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

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

A rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts. In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits. Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts. Also, a high level of surrenders associated

                                      1A-1
with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

AN OVERALL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL POSITION.

An overall economic downturn could negatively affect the value of our portfolio investments, reduce new sales of our products and increase surrenders and withdrawals from our existing life insurance and annuity contracts. In particular, an overall economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer an increased default rate and may cause credit deterioration during such a downturn. Reductions in the value of our portfolio investments and reduced sales of our products coupled with increased surrenders and withdrawals from our existing contracts could adversely affect our revenues and financial position.

An overall economic downturn could also result in higher financing costs and could increase the cost of our hedging programs and other risk mitigation techniques that could result in certain of our products becoming less profitable. These circumstances may cause us to modify certain product features or to cease offering these products

OUR RESERVES COULD BE INADEQUATE DUE TO DIFFERENCES BETWEEN OUR ACTUAL EXPERIENCE AND MANAGEMENT'S ESTIMATES AND ASSUMPTIONS.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, claims experience and reinvestment rates. For a description of some of these estimates, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates". Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves resulting in a charge to our earnings.

LOSSES DUE TO DEFAULTS, ERRORS OR OMISSIONS BY THIRD PARTIES, INCLUDING OUTSOURCING RELATIONSHIPS, COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions. If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage. Furthermore, losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could adversely impact our business and results of operations.

OUR HEDGING AND REINSURANCE PROGRAMS MAY BE INADEQUATE TO PROTECT US AGAINST UNANTICIPATED LEVELS OF EXPOSURE OR LOSSES AND WE MAY INCUR LOSSES FROM OUR REINSURERS' FAILURE TO MEET THEIR OBLIGATIONS.

In the normal course of business, we seek to reduce risk through our hedging and reinsurance programs. Although our hedging programs are designed to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures due to movements in the equity and fixed income markets, our hedging programs do not eliminate all the risks associated with GMDB/GMIB product features. For example, if there are extreme or unanticipated levels of volatility in the market, we could experience losses associated with product guarantee features. Additionally, under our reinsurance arrangements, other insurers assume a portion of the claims and related expenses on certain business we underwrite; however, we remain liable as the direct insurer on all risks we reinsure. These reinsurance arrangements do not eliminate our obligation to pay related claims and we are subject to our reinsurers' credit risk

                                      1A-2
with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers, our reinsurers may become financially unsound by the time their financial obligation to us becomes due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively impact our results of operations. See "Business - Reinsurance and Hedging" and Note 9 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

OUR EARNINGS ARE IMPACTED BY DAC AND VOBA CALCULATIONS THAT ARE BASED ON ESTIMATES THAT ARE SUBJECT TO CHANGE.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred as DAC rather than expensed immediately. They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. Revisions to our estimates may result in an acceleration in DAC and VOBA amortization, which could negatively impact our earnings for the period in which the estimates are revised.

A DOWNGRADE IN THE FINANCIAL STRENGTH AND CLAIMS-PAYING RATINGS OF OUR INSURANCE COMPANIES COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. See "Business
- Competition" for a full description of the ratings for our insurance companies.

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

In addition to the litigation described above, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and the NASD could result in adverse publicity, sanctions, fines and other costs. We have provided, and in certain cases, continue to provide, information and documents to the SEC, the NASD, state attorneys general, state insurance departments and other regulators on a wide range of issues, including, supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters. For further information, see "Business - Regulation".

OUR BUSINESSES MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT WE, THIRD-PARTY FIRMS THAT DISTRIBUTE OUR PRODUCTS OR UNAFFILIATED INSURERS FACE INCREASED REGULATION, CHANGES IN REGULATIONS AND/OR HEIGHTENED REGULATORY SCRUTINY.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Federal and state regulators

                                      1A-3
regularly propose new regulations or amend existing regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures. The activities of our insurance companies, in particular, are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Bermuda and nine of Canada's twelve provinces and territories. These various insurance regulators can and frequently do impose different requirements and standards which can place insurers at a significant competitive disadvantage compared to other financial services businesses that are primarily regulated on a national basis. Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

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

WE FACE COMPETITION FROM OTHER INSURANCE COMPANIES, BANKS AND OTHER FINANCIAL INSTITUTIONS, WHICH MAY ADVERSELY IMPACT OUR MARKET SHARE AND PROFITABILITY.

There is competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services. Competition is intense among a broad range of financial institutions and other financial service providers for specifically tailored products for retirement and other savings dollars. This competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they may be reproduced and offered by our competitors. Also, this competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and our investment management options and performance.

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

                                      1A-4

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

CHANGES IN ACCOUNTING STANDARDS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATION AND/OR FINANCIAL POSITION.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial position. For information about recent accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

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

WE COULD EXPERIENCE SIGNIFICANT DIFFICULTIES WITH RESPECT TO OUR PROPRIETARY TECHNOLOGY AND INFORMATION SYSTEMS AS WELL AS THOSE PROVIDED BY VENDORS.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements. These systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. The

                                      1A-5
systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user's computer or in our computer systems and networks.

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop new systems. Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities, could have a material adverse effect on our results of operations and, ultimately, our ability to achieve our strategic goals. We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems. The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE OCCURRENCE OF A CATASTROPHE, INCLUDING A NATURAL OR MAN-MADE DISASTER.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes, could have an adverse effect on our business in several respects:

o We could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.

o    The occurrence of a pandemic disease such as the Avian Influenza Virus
     (H5N1) could have a material adverse effect on our liquidity and the operating results of the Financial Advisory/Insurance Segment due to increased mortality and, in certain cases, morbidity rates.

o The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event which results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

o A terrorist attack on the financial services industry in the United States could have severe negative effects on our investment portfolio and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

ASSUMPTIONS AND MODELS USED IN OUR BUSINESS MAY LEAVE US EXPOSED TO UNIDENTIFIED OR UNANTICIPATED RISK.

Our business operations and risk management strategy rely on numerous assumptions and models. We are subject to the risk that our assumptions and models could be flawed or that errors in calculation could occur. As a result, these assumptions and models may not accurately predict future exposures.

AXA FINANCIAL GROUP'S RESULTS OF OPERATION AND FINANCIAL POSITION DEPEND IN SIGNIFICANT PART ON THE PERFORMANCE OF ALLIANCEBERNSTEIN'S BUSINESS.

AllianceBernstein L.P. is a principal subsidiary of AXA Financial and, consequently, AXA Financial Group's results of operations and financial position depend in significant part on the performance of AllianceBernstein's business. For information regarding risk factors associated with AllianceBernstein and its business, see "Item 1A - Risk Factors" included in AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

                                      1A-6

PART I, ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

                                      None.

                                      1B-1

PART I, ITEM 2.

                                   PROPERTIES

FINANCIAL ADVISORY/INSURANCE

AXA Financial Group leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as AXA Financial's, AXA Equitable's, MONY Life's and MLOA's headquarters. AXA Financial Group also has the following significant office space leases:
570,000 square feet in Syracuse, NY, under a lease that expires in 2008, for use as an annuity operations and service center; and 185,000 square feet in Charlotte, NC, under a lease that expires in 2013, for use as a life insurance operations and service center; and 94,000 square feet in Secaucus, NJ, under a lease that expires in 2012 for use as an annuity operations and service center. AXA Financial Group owns an office building of approximately 22,000 square feet in Harrisburg, PA that houses AXA Network personnel. Management believes its facilities are adequate for its present needs in all material respects.

AXA Financial Group subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to AXA Equitable.

INVESTMENT MANAGEMENT

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2029. AllianceBernstein currently occupies approximately 837,270 square feet of space at this location. AllianceBernstein also occupies approximately 226,374 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2029 and approximately 210,756 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2031. AllianceBernstein also occupies approximately 134,261 square feet of space in Secaucus, NJ and approximately 92,067 square feet of space in San Antonio, TX under leases expiring in 2007 and 2009, respectively. AllianceBernstein also leases other property both domestically and abroad for its operations.

                                      2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 (Part II, Item 8 of this report) are incorporated herein by reference.

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

             Omitted pursuant to General Instruction I to Form 10-K.

                                       4-1

PART II, ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY,
                         RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2006, AXA Financial was an indirect wholly owned subsidiary of AXA and there is no established public market for AXA Financial's common equity.

AXA Financial did not pay any shareholder dividends in 2006 or 2005. For information on AXA Financial's present and future ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

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

GENERAL

In October 2006, AXA Financial and certain of its subsidiaries entered into an agreement contemplating the transfer to GSAM of assets relating to the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the "AXA Enterprise Funds") and the reorganization of such funds into corresponding mutual funds managed by GSAM. See Note 16 of Notes to Consolidated Financial Statement contained elsewhere herein for more detailed information regarding this reorganization. As a result of management's disposition plan, AXA Enterprise Funds advisory and distribution contracts and operations, previously part of the Financial Advisory/Insurance segment, are now reported in Discontinued Operations. Similar treatment was applied to Advest, which was sold in 2005. Unless otherwise indicated, amounts in this management narrative exclude the effects of the AXA Enterprise Funds and Advest in the periods presented.

The consolidated and segment earnings narratives that follow discuss the results for 2006 compared to the 2005 results.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings for AXA Financial Group totaled $1.28 billion for 2006 compared to $1.07 billion for 2005. Net earnings for 2006 and 2005 included the post-tax results from discontinued operations detailed in the following schedule. For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

                                                                                      2006          2005
                                                                                  -----------   -----------
                                                                                         (IN MILLIONS)
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Wind-up Annuities...............................................................  $     30.2     $     15.2
Real estate held-for-sale.......................................................         6.8            5.9
Disposal of business - Advest...................................................          -            (6.7)
Disposal of business - Enterprise...............................................        (6.1)          (0.8)
                                                                                  -----------   ------------
Total...........................................................................  $     30.9     $     13.6
                                                                                  ===========   ============

GAINS (LOSSES) ON DISPOSAL OF DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES:
Real estate held-for-sale.......................................................  $     62.1     $       -
Discontinued Investment Banking and Brokerage segment...........................        53.9             -
Disposal of business - Advest...................................................         4.1          (85.4)
Disposal of business - Enterprise...............................................        (2.9)            -
                                                                                  -----------   ------------
Total...........................................................................  $    117.2     $    (85.4)
                                                                                  ===========   ============

Earnings from continuing operations in 2006 were $1.13 billion, a decrease of $12.5 million from 2005. Income taxes totaled $518.6 million in 2006 as compared to the $595.0 million in 2005, as the $149.6 million tax decrease in the Financial Advisory/Insurance segment was offset by the $73.2 increase for the Investment Management segment. AXA Financial recognized a net tax benefit in third quarter 2006 of $163.5 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $163.5, $103.8 million related to continuing operations in the Financial Advisory/Insurance segment, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities.

                                      7-1

Earnings from continuing operations before income taxes and minority interest were $2.09 billion for 2006, an increase of $9.1 million from the $2.08 billion reported in 2005. The increase resulted from the $267.7 million increase in the Investment Management segment offset by the $258.6 million decrease in the Financial Advisory/Insurance segment.

Total revenues increased $954.2 million to $11.85 billion in 2006 from $10.89 billion in 2005 due to revenue increases in both segments. The 2006 increase of $208.2 million in the Financial Advisory/Insurance segment principally resulted from $378.1 million higher policy fee income and $110.8 million higher commissions, fees and other income offset by $92.9 million lower investment results primarily due to changes in the fair value of derivatives. The $630.8 million increase in investment advisory and services fees at AllianceBernstein contributed to the $737.3 million increase in the Investment Management segment's revenues.

Total benefits and other deductions were $9.76 billion in 2006, a $945.1 million increase as compared to $8.81 billion in 2005 with expense increases reported by both segments. The Financial Advisory/Insurance segment increase of $466.8 million was primarily due to higher commission costs, higher benefits paid, higher DAC and VOBA amortization and an increase in other operating costs and expenses offset by higher DAC capitalization. There was a $469.6 million increase in the Investment Management segment's benefits and other deductions principally attributed to higher compensation and benefits and higher other operating costs and expenses at AllianceBernstein.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

FINANCIAL ADVISORY/INSURANCE.

              FINANCIAL ADVISORY/INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                         2006              2005
                                                                                   ----------------   -----------------

Universal life and investment-type product policy fee income......................  $    2,468.3       $   2,090.2
Premiums..........................................................................       1,581.6           1,648.8
Net investment income.............................................................       2,951.3           3,143.0
Investment gains, net.............................................................          (8.2)             13.6
Commissions, fees and other income................................................         938.7             827.9
                                                                                   -----------------   ----------------
     Total revenues...............................................................       7,931.7           7,723.5
                                                                                   -----------------   ----------------

Policyholders' benefits...........................................................       2,997.6           2,842.4
Interest credited to policyholders' account balances..............................       1,216.5           1,206.9
Compensation and benefits.........................................................       1,035.3             992.1
Commission costs..................................................................       1,295.3           1,104.9
Interest expense..................................................................         180.7             189.8
Amortization of DAC and VOBA......................................................         812.6             682.0
Capitalization of DAC.............................................................      (1,458.8)         (1,347.6)
Rent expense......................................................................          89.2             112.7
Amortization of other intangible assets, net......................................           4.8               4.8
All other operating costs and expenses............................................         798.4             716.8
                                                                                   -----------------   ----------------
        Total benefits and other deductions.......................................       6,971.6           6,504.8
                                                                                   -----------------   ----------------

Earnings from Continuing Operations before Income Taxes...........................  $      960.1        $  1,218.7
                                                                                   =================   ================

In 2006, pre-tax earnings from continuing operations in the Financial Advisory/Insurance segment decreased $258.6 million to $960.1 million as compared to $1.22 billion in 2005. The pre-tax earnings decrease resulted from higher commissions, policyholders' benefits and all other operating costs and expenses and lower investment results partially offset by higher policy fee income and commissions, fees and other income.

Revenues. In 2006, segment revenues increased $208.2 million over the prior year as higher policy fee income and commissions, fees and other income were partially offset by lower investment results and lower premiums.

                                      7-2

Policy fee income grew to $2.47 billion in 2006 as compared to $2.09 billion in the prior year. This $378.1 million increase resulted from fees earned on higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Premiums totaled $1.58 billion for 2006, $67.2 million lower than in 2005, principally due to a $65.8 million decrease in traditional life renewal premiums in the Closed Blocks.

Net investment income decreased $191.7 million to $2.95 billion in 2006. This decrease was primarily related to the $288.7 million decline in the fair values of derivative instruments including those related to economic hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts as compared to the $64.8 million decline in 2005. This decrease was partially offset by a $22.2 million increase in cash and short-term investment income due to higher yields and $12.3 million higher income on other equity investments.

In 2006, investment losses totaled $8.2 million as compared to $13.6 million of investment gains in 2005. The $21.8 million decrease was principally due to a $28.0 million decrease in realized gains on sales of fixed maturities, $17.2 million in 2006 as compared to $45.2 million in 2005.

Commissions, fees and other income increased $110.8 million to $938.7 million in 2006. The increase was principally due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base partially offset by the change in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB contracts are considered derivatives and are reported at fair value. The 2006 decrease in fair value was $14.9 million as compared to the $42.8 million increase recorded in 2005.

Benefits and Other Deductions. Total benefits and other deductions for the Financial Advisory/Insurance segment increased $466.8 million to $6.97 billion in 2006 as compared to $6.50 billion in 2005. The increase was principally the result of $190.4 million higher commission costs, a $155.2 million increase in policyholders' benefits, $130.6 million higher DAC and VOBA amortization and an $81.6 million increase in all other operating costs and expenses partially offset by $111.6 million lower DAC capitalization.

Policyholders' benefits were $3.00 billion in 2006, a $155.2 million increase from 2005. The increase partially resulted from lower benefits and reserves in the reinsurance assumed product line in 2005 due to the $16.8 million settlement of outstanding issues with one life reinsurer in third quarter 2005 that resulted in the release of $46.8 million of reserves and higher individual life death claims in 2006.

Compensation and benefits for the Financial Advisory/Insurance segment increased $43.2 million to $1.04 billion in 2006 as compared to $992.1 million in 2005. The increase was primarily due to a $80.8 million increase in share-based compensation expense principally due to the implementation of SFAS No. 123(R), $17.0 million higher severance costs and $7.0 million higher incentive compensation expense offset by a $62.8 million decrease in other employee benefit costs. The lower benefit costs principally were due to the $45.4 million impact in 2006 of the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006 and the $28.5 million adjustment of the survivor income benefits liability reported in 2005 related to earlier periods.

For 2006, commission costs increased $190.4 million to $1.30 billion from $1.10 billion in 2005, due to higher sales of life and annuity products and higher asset-based commissions.

DAC and VOBA amortization increased to $812.6 million in 2006, up $130.6 million from $682.0 million in 2005. The increase was primarily related to higher current margins in products that are DAC reactive and lower favorable DAC unlocking in 2006 compared to 2005. This increase was partially offset by reactivity to the decrease in the fair value of the derivative instruments related to the GMDB/GMIB economic hedging programs and the lower increase in fair value of the GMIB reinsurance asset during 2006. The unlocking impact in 2006 from the recognition of higher expected future margins driven by higher fees related to variable life insurance and annuity contracts in that year also offset the increase. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon the completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2006 than in 2005.

DAC and VOBA for universal life-type and investment-type products and participating traditional life policies are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits (for

                                      7-3
universal life and investment-type contracts) or margins (for participating traditional life policies). Estimates and assumptions underlying these DAC and VOBA amortization rates are reassessed and updated at the end of each reporting period ("DAC and VOBA unlocking"). The effect of DAC and VOBA unlocking is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits would slow DAC and VOBA amortization.

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience. Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC and VOBA on these products relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.8% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.8% net of product weighted average Separate Account fees) and 0% (-2.2% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2006, current projections of future average gross market returns for purposes of this approach assume a 0.5% return for 2007, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 7 quarters.

In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization. Generally, life mortality experience has been improving in recent periods.

DAC capitalization increased $111.2 million from $1.35 billion in 2005 to $1.46 billion in 2006 principally due to higher sales of annuity products.

Interest expense decreased $9.1 million to $180.7 million in 2006 principally as a result of the April 2006 prepayment of the $300.0 million MONY Holdings Insured Notes.

All other operating cost and expenses totaled $798.4 million in 2006, an increase of $81.6 million from the $716.8 million reported in 2005. The increase was primarily due to higher EQAT and VIP Trust subadvisory fees due to higher asset levels, $26.6 million higher charitable contributions principally to the AXA Foundation and a $12.0 million accrual for broker-dealer account termination costs.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products in 2006 were $17.96 billion, an increase of $2.17 billion from the prior year's level while total first year premiums and deposits increased $2.04 billion to $12.26 billion in 2006. Annuity products' first year premiums and deposits increased $1.97 billion to $11.58 billion in 2006 with higher first year sales of $443.7 million and $1.52 billion in the retail and wholesale distribution channels, respectively. First year life premiums and deposits increased $75.4 million to $657.9 million primarily due to higher sales of interest sensitive life products principally in the wholesale channel. Total sales of mutual funds and fee-based assets gathered increased $896.0 million to $5.98 billion in 2006.

Surrenders and Withdrawals. Total policy and contract surrenders and withdrawals increased $1.57 billion to $9.40 billion during 2006 compared to $7.83 billion in 2005. This increase resulted from increases of $1.51 billion and $62.6 million in surrenders and withdrawals for individual annuity and traditional life products, respectively, partially offset by a decrease of $4.7 million for variable and interest sensitive life products. The annuity surrender

                                      7-4
rates increased from 8.6% in 2005 to 9.2% in 2006. The 2005 rate included the impact of two large surrenders in that year. The segment's individual life surrender rate was 4.2% in 2006, unchanged from the prior year. The 2005 individual life surrender rate included the impact of the surrender of a single large MONY company owned life insurance ("COLI") policy in fourth quarter 2005. The trends in surrenders and withdrawals continue to fall within the range of expected experience.

INVESTMENT MANAGEMENT.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein's operations.

                  INVESTMENT MANAGEMENT - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                  2006             2005
                                                                            ---------------  ----------------
Revenues:
   Investment advisory and services fees (1)............................    $    2,890.2     $    2,259.4
   Distribution revenues................................................           421.0            397.8
   Institutional research services......................................           375.1            352.8
   Other revenues(1)....................................................           132.3            163.8
                                                                            ---------------  ----------------
     Commissions, fees and other income.................................         3,818.6          3,173.8

   Gross investment income..............................................           320.7            146.7
   Less: interest expense to finance trading activities.................          (187.8)           (95.9)
                                                                            ---------------  ----------------
     Net investment income..............................................           132.9             50.8

   Investment gains, net................................................            53.2             42.8
                                                                            ---------------  ----------------
      Total revenues....................................................         4,004.7          3,267.4
                                                                            ---------------  ----------------
Expenses:
   Compensation and benefits............................................         1,570.2          1,280.6
   Distribution plan payments...........................................           292.9            292.0
   Amortization of deferred sales commissions...........................           100.4            132.0
   Interest expense.....................................................            78.6             81.1
   Rent expense.........................................................           155.7            113.9
   Amortization of other intangible assets, net.........................            27.6             27.6
   Other operating costs and expenses...................................           651.0            479.6
                                                                            ---------------  ----------------
      Total expenses....................................................         2,876.4          2,406.8
                                                                            ---------------  ----------------

Earnings from Continuing Operations before
   Income Taxes and Minority Interest...................................    $    1,128.3     $      860.6
                                                                            ===============  ================

(1) Includes fees earned by AllianceBernstein totaling $41.9 million and $41.3 million in 2006 and 2005, respectively, for services provided to the Insurance Group.

Revenues. The Investment Management segment's pre-tax earnings from continuing operations for 2006 were $1.13 billion, an increase of $267.7 million from the prior year. Revenues totaled $4.00 billion in 2006, an increase of $737.3 million from 2005, primarily due to a $630.8 million increase in investment advisory and services fees and the $92.5 million higher investment results. INVESTMENT advisory and services fees include base fees and performance fees. The 2006 increase in investment advisory and services fees primarily resulted from higher average AUM in all three distribution channels, a favorable asset mix, reflected by global and international AUM increases where base-fee rates are generally higher than domestic rates, and the $103.8 increase in performance fees from $131.9 million in 2005 to $235.7 million in 2006. These increases were partially offset by the effects of the disposition of its cash management services in the retail channel in 2005. Net investment income consists principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized gains on investments related to deferred compensation plan obligations and other investments. The $82.1 million increase in 2006 was primarily due to higher mutual fund dividends and increased stock borrowed income as a result of higher average customer credit balances and interest rates in 2006 as well as higher mark to market gains on investments related to deferred compensation plan obligations. Investment gains, net includes non-cash gains resulting from the issuance of AllianceBernstein units to

                                      7-5
employees in connection with their long-term incentive plans and to the gains from the dispositions of the AllianceBernstein cash management services, Indian mutual funds and South African joint venture interest in 2005. The 2006 increase of $10.4 million principally resulted from the $31.3 million non-cash gain in 2006 as compared to $12.2 million in 2005 offset by the effect of the disposition gains recognized in 2005 as compared to 2006.

Expenses. The segment's total expenses were $2.88 billion in 2006, compared to $2.41 billion in 2005, an increase of $469.6 million principally due to the $289.6 million and $171.4 million increases in compensation and benefits and other operating costs and expenses, respectively. The increase in AllianceBernstein employee compensation and benefits in 2006 as compared to 2005 was due to increases in all components of compensation and benefits. Base compensation, fringe benefits and other employment costs increased $84.4 million in 2006 primarily due to annual merit increases, additional headcount and higher fringe benefits reflecting increased compensation levels. Incentive compensation in 2006 increased $111.1 million due to higher short-term incentive compensation reflecting higher earnings and higher amortization of deferred compensation, due to vesting of prior year awards. Commission expense increased $89.9 million in 2006 reflecting higher revenues or sales across all distribution channels and for Institutional Research Services. The other operating expenses increase of $171.4 million included the $56.0 million fourth quarter 2006 charge AllianceBernstein recorded relating to the estimated cost of reimbursing certain clients for losses arising out of an error related to processing claims for class action settlement proceeds on behalf of these clients as well as higher travel and entertainment, advertising and promotional material costs, higher litigation costs and higher market data services and data processing costs. Rent expense increased $41.8 million in 2006 due to higher occupancy costs related to office expansion at AllianceBernstein. The 2006 decrease of $31.6 million in amortization of deferred sales commissions was a result of lower sales of back-end load shares.

ASSETS UNDER MANAGEMENT

A breakdown of AXA Financial Group's AUM follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                         DECEMBER 31,
                                                                             --------------------------------------
                                                                                   2006                2005
                                                                             ------------------  ------------------

Third party(1) ..........................................................     $    651,562        $   513,499
General Account and other(2).............................................           54,688             55,389
Insurance Group Separate Accounts........................................           88,758             74,552
                                                                             ------------------  ------------------
    Total Assets Under Management........................................     $    795,008        $   643,440
                                                                             ==================  ==================

(1) Includes $29.46 billion and $24.08 billion of assets managed on behalf of AXA affiliates at December 31, 2006 and 2005, respectively. Also included in 2006 and 2005 are $17.83 billion and $13.30 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2) Includes invested assets of AXA Financial Group not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $11.33 billion and $9.39 billion at December 31, 2006 and 2005, respectively, as well as mortgages and equity real estate totaling $5.42 billion and $5.71 billion at December 31, 2006 and 2005, respectively.

Third party AUM increased $138.06 billion to $651.56 billion in 2006 primarily due to increases at AllianceBernstein. General Account and other AUM decreased $701 million from the total reported in 2005 primarily due to the effect the rising interest rate environment in 2006 had on the fair value of the bond portfolio. The $14.21 billion increase in Insurance Group Separate Accounts AUM in 2006 resulted from market appreciation and net new deposits.

AllianceBernstein's AUM increased $138.35 billion to $716.90 billion in 2006 from $578.55 billion at December 31, 2005, with $90.1 billion of the increase resulting from market appreciation due to equity market gains and $47.8 billion due to net asset inflows. Active equity growth and active equity value account AUM, which made up 71.1% of AllianceBernstein's total AUM at December 31, 2006, increased by 24.6%. Net inflows in 2006 were $27.3 million, $12.1 million and $8.4 million, respectively, in the institutional investment, retail and private client channels. Non-U.S. clients accounted for 35.8% of AllianceBernstein's December 31, 2006 AUM total.

                                      7-6

DISCONTINUED OPERATIONS - WIND-UP ANNUITIES

Wind-up Annuities. Earnings from Wind-up Annuities of $30.2 million in 2006 as compared to $15.2 million in 2005 reflect releases of the allowance for future losses due primarily to improved actual and projected investment results.

LIQUIDITY AND CAPITAL RESOURCES

AXA FINANCIAL

AXA Financial paid no cash dividends in 2006 and 2005.

At December 31, 2006, former MONY stockholders, holding approximately 3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY Acquisition), and demanding appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware, have not withdrawn their demands. The fair value of shares of MONY common stock to be determined in the appraisal process, which is the amount that will be payable by AXA Financial Group to the holders of shares subject to the appraisal, could be greater or less than the $31.00 per share paid to former MONY stockholders who did not demand appraisal under Delaware law. See Note 19 of Notes to Consolidated Financial Statements contained elsewhere herein.

In June 2006, AXA Financial repaid the $100.0 million 4.59% note issued in December 2005. The proceeds from this borrowing had been used to pay for the exercise of the call options on AXA ADRs to fund employee stock benefit plans. AXA Financial's $75.0 million note with AXA issued in March 2006 was also repaid in June 2006.

Also in June 2006, AXA Financial repaid $150.0 million of its $200.0 million Subordinated Note to AXA. The maturity date for the remaining balance of this note was extended for an additional 6-month term with the same interest rate terms; this balance was repaid in December 2006.

On April 21, 2006, AXA Financial prepaid the MONY Holdings $300.0 million Insured Notes for $319.3 million, which included principal, accrued interest, bond call premium and swap settlement payments. The prepayment was funded by new borrowings from AXA of $260.0 million and available cash. This AXA loan, which had a maturity date of April 2011 and an initial floating interest rate of 5.52% that would reset semi-annually, was prepaid in December 2006.

On June 8, 2005, AXA and its subsidiaries amended their 2004 global revolving credit facility and letter of credit facility: the maturity was extended to June 8, 2012 and the letter of credit was increased to $1.0 billion with a group of 27 banks and other lenders. Under the amended agreements, the amount available to AXA (Bermuda), an AXA Financial subsidiary, under the letter of credit facility increased to $850.0 million from $500 million.

The $88.9 million, 2.76% short-term note with AXA was repaid in May 2005.

In connection with AllianceBernstein's acquisition of Bernstein in 2000, AXA Financial agreed to provide liquidity to the former Bernstein shareholders. Through year-end 2006, AXA Financial Group had acquired a total of 24.5 million AllianceBernstein Units for an aggregate market price of $885.4 million. AXA Financial Group's economic interest in AllianceBernstein was 60.3% at December 31, 2006. There were no acquisitions in calendar year 2006. On February 23, 2007, AXA Financial Group acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%. The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price not sooner than nine months after the February 2007 purchase or over the following period ending October 2, 2009.

To fund the February 2007 AllianceBernstein Unit purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007. The note, which matures on December 21, 2007, has an interest rate of LIBOR plus 15 basis points that resets every two months, with an initial interest rate of 5.495%. Interest is payable every two months.

AXA Financial's cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits, the obligation to provide liquidity to the former Bernstein shareholders and providing funding to certain non-Insurance Group subsidiaries to meet their capital requirements. Pre-tax debt service totaled $196.5 million and $170.2 million in 2006 and 2005, respectively, while general and administrative expenses were

                                      7-7

$39.8 million and $28.7 million, respectively. Due to AXA Financial's assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, AXA Financial paid $79.5 million and $71.2 million in benefits, all of which was reimbursed by subsidiaries of AXA Financial, in 2006 and 2005, respectively.

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

Sources of Liquidity. At December 31, 2006 and 2005, respectively, AXA Financial held cash and short-term investments and U.S. Treasury securities of approximately $141.1 million and $83.7 million as well as investment grade publicly traded bonds totaling $5.5 million and $2.2 million. Other primary sources of liquidity for AXA Financial include (i) dividends from AXA Equitable and the MONY Companies (ii) distributions from AllianceBernstein, (iii) dividends, distributions or sales proceeds from less liquid investment assets and (iv) borrowings from AXA. In 2006 and 2005, respectively, AXA Financial received $600.0 million and $500.0 million of dividends from AXA Equitable. Cash distributions from AllianceBernstein totaled $128.8 million and $101.7 million in 2006 and 2005, respectively. Cash dividends of $35.0 million and $38.0 million were paid to AXA Financial by the MONY Companies in 2006 and 2005, respectively.

THE INSURANCE GROUP

The principal sources of the Insurance Group's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third-parties and affiliates and dividends and distributions from subsidiaries.

The Insurance Group's liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the liabilities of the discontinued Wind-up Annuities operations; shareholder dividends to AXA Financial; and operating expenses, including debt service. The Insurance Group's liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

Sources of Liquidity. The Insurance Group's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.

Other liquidity sources include dividends and distributions from AllianceBernstein. In 2006, the Insurance Group received cash distributions from AllianceBernstein and AllianceBernstein Holding of $492.0 million as compared to $387.1 million in 2005.

Liquidity Requirements. The Insurance Group's liquidity needs are affected by: fluctuations in mortality; other benefit payments, policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Financial Advisory/Insurance," as well as by dividends to its shareholders. In 2006 and 2005, respectively, AXA Equitable paid shareholder dividends totaling $600.0 million and $500.0 million while MONY Life paid $35.0 million and $38.0 million in dividends.

In December 2005, AXA Equitable repaid its $400.0 million 6.95% surplus note at maturity using the proceeds from the $325.0 million 6% surplus note issued to AXA Financial, which matures in 2035.

ALLIANCEBERNSTEIN

AllianceBernstein's principal sources of liquidity have been cash flows from operations, commercial paper borrowings and proceeds from the issuance, both publicly and privately, of debt and AllianceBernstein Units. AllianceBernstein requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes. On January 4, 2007 and 2006, respectively, AllianceBernstein deposited an additional $245.0 million and $49.1 million in U.S. Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements. AllianceBernstein repaid its $400 million 5.625% Senior Notes in August 2006. It currently has $200.0 million available under a shelf registration statement for future issuances.

In 2006 and 2005, AllianceBernstein completed several transactions involving its domestic and foreign services. In May 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1

                                      7-8
million net of cash acquired. During 2005, AllianceBernstein received net proceeds of $18.8 million related to the transfer of its cash management services business and $8.1 million from its transfer of certain Indian mutual funds and related servicing rights. During 2006, AllianceBernstein received $12.8 million in contingent payments related to the cash management services transaction and net proceeds of $8.8 million related to the 2005 sale of its interest in a South African subsidiary. The 2006 acquisition and three 2005 dispositions are not expected to have a material impact on the Investment Management segment's future results of operations, cash flow or liquidity.

In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. It is intended to provide back-up liquidity for AllianceBernstein's commercial paper program, which was increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at AllianceBernstein' option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. AllianceBernstein was in compliance with the covenants at December 31, 2006. AllianceBernstein also maintains a $100 million ECN program as a supplement to its commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2006, $334.9 million in commercial paper was outstanding; no amounts were outstanding under any of the other programs at that date.

Certain of AllianceBernstein's deferred and other compensation plans provide for the election by participants to notionally invest in AllianceBernstein Holding units or AllianceBernstein sponsored mutual funds. From time to time, AllianceBernstein will fund participant elections. In 2006 and 2005, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $22.3 million and $33.3 million for such plans.

Management believes AllianceBernstein's substantial equity base and its access to public and private debt at competitive terms should provide adequate liquidity for its general business needs and its cash flows from operations and the issuance of debt and AllianceBernstein Units will provide AllianceBernstein with the resources to meet its financial obligations. For further information, see AllianceBernstein's Annual Report on Form 10-K for the year ended
December 31, 2006.

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in several ventures and transactions with AXA and certain of its affiliates. At December 31, 2006, AXA Equitable had outstanding a $400.0 million, 5.89% loan to AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. AllianceBernstein provides investment management and related services to AXA, AXA Financial Group and certain of their subsidiaries and affiliates. In 2001, AllianceBernstein entered into joint ventures with AXA Asia Pacific Holdings Limited, an AXA affiliate, and recognized management fees of $61.1 million, $44.6 million and $33.3 million in 2006, 2005 and 2004, respectively, of which approximately $21.3 million, $19.9 million and $17.6 million, respectively, were from AXA affiliates and $8.8 million, $5.9 million and $3.7 million, respectively, were attributed to minority interest. AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements. Payments by AXA Financial Group to AXA under such agreements totaled approximately $29.9 million, $33.8 million and $31.6 million in 2006, 2005 and 2004, respectively. Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $27.9 million, $36.2 million and $39.2 million in 2006, 2005 and 2004, respectively. Included in the payments by AXA and AXA affiliates to AXA Financial Group are $12.6 million, $12.7 million and $12.7 million from AXA Tech, which represent the net amount of payments resulting from services and facilities provided by AXA Financial Group to AXA Tech of $111.0 million, $110.9 million and $106.4 million less the payments for services provided by AXA Tech to AXA Financial Group of $98.4 million, $98.2 million and $93.7 million for 2006, 2005 and 2004, respectively. See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein's Report on Form 10-K for the year ended December 31, 2006 for information on related party transactions.

                                      7-9

A schedule of future payments under certain of AXA Financial Group's consolidated contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2006
                                  (IN MILLIONS)

                                                                           Payments Due by Period
                                                       ------------------------------------------------------------
                                                          Less than                                       Over
                                           Total           1 year        1 - 3 years   4 - 5 years      5 years
                                       ------------    -------------     -----------   -----------    -------------
Contractual obligations:
   Policyholders liabilities -
     policyholders' account
     balances, future policy
     benefits and other
     policyholders liabilities (1).... $  99,351.9     $   3,762.0       $  7,166.7   $   6,853.1    $    81,570.1
   Long-term debt.....................     1,830.2           248.3            250.0         780.0            551.9
   Operating leases...................     2,478.2           203.5            374.4         334.1          1,566.2
   Employee benefits (2)..............       992.5           100.6            207.4         198.8            485.7
                                       ------------    -------------     -----------   -----------    -------------
     Total Contractual
       Obligations.................... $ 104,652.8     $   4,314.4       $  7,998.5   $   8,166.0    $    84,173.9
                                       ============    =============     ===========  ============   ==============

(1) Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the AXA Financial Group's experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These amounts are undiscounted and, therefore, exceed the Policyholders' account balances and Future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere herein. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates (see "Critical Accounting Estimates - Future Policy Benefits"). Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

(2) Excludes AXA Financial Group's qualified pension plan for which no payments to the plan are expected to be required for the next five years or longer.

Interest on long-term debt will be approximately $110.3 million, $97.7 million, $93.1 million, $64.6 million and $40.1 million in 2007, 2008, 2009, 2010 and
2011, respectively, while interest on long-term borrowings from AXA and other AXA affiliates will be approximately $65.4 million, $73.1 million, $79.2 million, $84.2 million and $84.2 million, respectively. AXA Financial has long-term loans outstanding from AXA and certain AXA affiliated totaling $1.28 billion with a 2019 maturity date.

Certain of AllianceBernstein's deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in AllianceBernstein Holding units and in company-sponsored mutual funds. Since January 1, 2007, AllianceBernstein made purchases of mutual funds totaling $272.3 million to fund its future obligations resulting from participant elections with respect to 2006 awards. AllianceBernstein also allocated AllianceBernstein Holding units with an aggregate value of approximately $36.8 million; these units were held in a deferred compensation trust at December 31, 2006 to fund its future obligations that resulted from participant elections with respect to 2006 awards. At year-end 2006, AllianceBernstein had a $360.6 million accrual for compensation and benefits, of which $215.8 million is expected to be paid in 2007, $79.4 million in 2008-2009, $42.7 million in 2010-2011 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $25.0 million in each of the next four years. AllianceBernstein currently expects to contribute an restimated $3.7 million to its qualified, noncontributory, defined benefit plan during 2007.

                                      7-10

In addition, AXA Financial Group has obligations under contingent commitments at December 31, 2006, including: AXA Financial's and AllianceBernstein's respective revolving credit facilities and commercial paper programs; AllianceBernstein's $100.0 million ECN program; AXA Financial Group's $1.49 billion of undrawn letters of credit; AllianceBernstein's $125.0 million guarantee on behalf of SCB LLC; and AXA Financial Group's guarantees or commitments to provide equity financing to certain limited partnerships of $697.8 million. Information on these contingent commitments can be found in Notes 11, 18 and 19 of Notes to Consolidated Financial Statements.

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

Investments - AXA Financial Group records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as AXA Financial Group's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Income and Related Benefits - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on participating traditional life, universal life-type and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs. Trends in the general population and AXA Financial Group's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC and VOBA - For universal life-type and investment-type contracts and participating traditional life policies, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of deferrable Insurance Group operating expenses is another significant factor in that business' reported profitability in any given period. VOBA was recorded in conjunction with the MONY Acquisition and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

Future Policy Benefits - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends. Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and

                                      7-11
volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses. The allowance for future losses for the discontinued Wind-up Annuities business is based upon numerous estimates and subjective judgments regarding the expected performance of the related investment assets, future asset reinvestment rates and future benefit payments.

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

Share-based and Other Compensation Programs - Prior to the adoption of SFAS No. 123(R) on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date. Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares. In connection with the adoption of SFAS No. 123(R), AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and ,for new awards after January 1, 2006, for the fair values of the option awards over the vesting period. Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

Consolidation - AXA Financial Group includes in its consolidated financial statements the accounts and activities of AXA Financial; AXA Equitable and MONY Life; those of their subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein, AXA Advisors and AXA Network; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation. All significant intercompany transactions and balances have been eliminated in consolidation.

                                      7-12

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

THE INSURANCE GROUP AND AXA FINANCIAL

The Insurance Group's results significantly depend on profit margins or "spreads" between investment results derived from the General Account supported portfolios of continuing and discontinued insurance operations and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the "Investments" section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 84.0% of the carrying value of assets of the General Account associated with continuing operations ("General Account Investment Assets") at December 31, 2006. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2006 and 2005 would have on the fair value of fixed maturities and mortgage loans:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                       DECEMBER 31, 2006                       December 31, 2005
                                             ---------------------------------------- ------------------------------------
                                                                    BALANCE AFTER                        Balance After
                                                    FAIR              +100 BASE             Fair           +100 Basis
                                                   VALUE            POINT CHANGE           Value          Point Change
                                             ------------------  -------------------- ---------------- -------------------
      Insurance Group
      ---------------
      Continuing Operations:
        Fixed maturities:
          Fixed rate.......................   $     38,068.7      $     36,139.7     $   38,899.7      $     36,837.9
          Floating rate....................            279.5               278.9            386.3               382.4
        Mortgage loans.....................          4,703.0             4,503.6          4,813.3             4,619.8

      Wind-up Annuities:
        Fixed maturities:
          Fixed rate.......................   $        764.8      $        735.6     $      823.5      $        787.0
        Mortgage loans.....................              3.0                 3.0              7.1                 6.9

      AXA Financial
      -------------
        Fixed maturities:
          Fixed rate.......................   $         11.5      $         11.1     $       14.6      $         14.4

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

The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2006 and 2005:

                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                                DECEMBER 31, 2006                       December 31, 2005
                                       -------------------------------------- ------------------------------------

                                                           BALANCE AFTER                        Balance After
                                              FAIR          -10% EQUITY           Fair           -10% Equity
                                             VALUE          PRICE CHANGE          Value          Price Change
                                       ---------------- --------------------- --------------  --------------------

Insurance Group
  Continuing operations..............   $       262.8    $        236.5        $      200.7    $        180.6
  Wind-up Annuities..................             -                 -                    .1                .1

AXA Financial........................   $         1.4    $          1.3        $        1.7    $          1.6

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

At years end 2006 and 2005, the aggregate carrying value of policyholders liabilities were $53,438.5 million and $54,250.7 million, respectively, including $18,451.3 million and $19,496.3 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2006 and 2005 were $18,508.4 million and $19,855.9 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $19,003.7 million and $20,428.2 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to Insurance Group from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2006 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to equity market decline and interest rate fluctuations. Similarly, AXA Financial utilizes derivatives to reduce the fixed interest cost of its long-term debt obligations. As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, AXA Financial Group periodically enters into forward and futures contracts to provide an economic hedge for certain equity and interest rate exposures, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator(R) series of annuity products. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

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

At years end 2006 and 2005, the fair values of the Insurance Group's and AXA Financial's derivatives were $34.7 million and $7.5 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                        DERIVATIVE FINANCIAL INSTRUMENTS
                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)

                                                                           INTEREST RATE SENSITIVITY
                                                            --------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE       BALANCE AFTER                         BALANCE AFTER
                              NOTIONAL          TERM           -100 BASIS            FAIR            +100 BASIS
                               AMOUNT          (YEARS)        POINT CHANGE           VALUE          POINT CHANGE
                           ---------------  --------------  -----------------   ---------------- -------------------
DECEMBER 31, 2006
Insurance Group:
   Options:
     Floors..............   $  32,000.0           2.88       $        30.2    $        8.7        $         4.3
   Futures...............         565.8            .22                40.5             -                  (40.5)

AXA Financial:
   Swaps with AXA........       1,280.0           2.0                 16.6            39.2                 61.8
   3rd party swaps.......       1,080.0            .29               (10.8)          (13.2)               (15.9)
                           ---------------                  ----------------  -----------------  -------------------
Total....................   $  34,925.8                      $        76.5    $       34.7        $         9.7
                           ===============                  ================= =================  ===================

December 31, 2005
Insurance Group:
   Options:
     Floors..............   $  24,000.0           2.55       $        43.9    $       12.3        $         7.0
     Swaps...............         300.0          11.06               (29.3)          (18.1)                (3.9)
   Futures...............         286.6           0.22                17.0             0.0                (17.0)

AXA Financial:
   Swaps with AXA........       1,280.0           3.0                 65.5            32.2                 (2.3)
   3rd party swaps.......       2,160.0           0.79                (9.3)          (18.9)               (29.4)
                           ---------------                  ----------------  -----------------  -------------------
Total....................   $  28,026.6                      $        87.8    $        7.5        $       (45.6)
                           ===============                  ================= =================  ===================


                                                                                       EQUITY SENSITIVITY
                                                                              --------------------------------------
                                                                                                     BALANCE AFTER
                                                                                     FAIR             -10% EQUITY
                                                                                     VALUE            PRICE SHIFT
                                                                             ------------------- -------------------
DECEMBER 31, 2006
Insurance Group:
   Futures...............   $  (2,970.5)           .22                        $        -          $       297.0
                           ===============                                   =================== ===================

December 31, 2005
Insurance Group:
   Futures...............   $  (1,921.3)           .21                        $        -          $       192.1
                           ===============                                   =================== ===================

                                      7A-3

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives for accounting purposes and were reported at their fair values of $117.8 million and $132.6 million at December 31, 2006 and 2005, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2006 and 2005, respectively, would increase the balance of these reinsurance contracts to $186.7 million and $211.8 million.

At the end of 2006 and of 2005, the aggregate fair values of long-term debt issued by the Insurance Group and AXA Financial were $1.71 billion and $2.06 billion, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2006 and of 2005.

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2006                      December 31, 2005
                                       -------------------------------------- --------------------------------------
                                                            BALANCE AFTER                           Balance After
                                              FAIR            -100 BASIS            Fair             -100 Basis
                                              VALUE          POINT CHANGE           Value           Point Change
                                       ----------------- -------------------- ------------------  ------------------
Insurance Group
   Continuing Operations:

     Fixed rate.....................    $     232.5       $       248.6        $     235.6         $      253.3
     Floating rate..................            -                   -                300.0                300.0

 AXA Financial
   Fixed rate.......................    $   1,481.1       $     1,558.3        $   1,526.7         $    1,618.0

INVESTMENT MANAGEMENT

AllianceBernstein's investments consist of investments, trading and available-for-sale, and other investments. AllianceBernstein's trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein

The table below provides AllianceBernstein's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2006 and 2005:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2006                      December 31, 2005
                                       -------------------------------------- --------------------------------------
                                                            BALANCE AFTER                           Balance After
                                              FAIR         +100 BASIS POINT         Fair           +100 Basis Point
                                              VALUE             CHANGE              Value              Change
                                       ----------------- -------------------- ------------------  ------------------
Fixed Income Investments:
  Trading........................      $    31.7         $     30.2            $    30.5          $    29.1
  Available-for-sale and other
      investments................           32.0               30.5                  2.5                2.4

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

                                      7A-4

The following table presents AllianceBernstein's potential exposure from its equity investments, including equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2006 and 2005:

                           EQUITY PRICE RISK EXPOSURE
                                 (IN MILLIONS)

                                                 DECEMBER 31, 2006                       December 31, 2005
                                       ----------------------------------------   ------------------------------------
                                                               BALANCE AFTER                           Balance After
                                              FAIR           -10% EQUITY PRICE         Fair          -10% Equity Price
                                             VALUE                CHANGE              Value               Change
                                       -------------------  -------------------   ----------------  ------------------

Equity Investments:
  Trading.........................       $     432.1         $      388.9          $     282.7       $      254.4
  Available for sale and other
      investments.................             251.8                226.7                115.7              104.1

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

At December 31, 2006 and 2005, respectively, AllianceBernstein's fixed rate debt had an aggregate fair value of $335.0 million and $409.7 million. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2006 and 2005:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                              DECEMBER 31, 2006                           December 31, 2005
                                 ------------------------------------------   --------------------------------------
                                                 BALANCE         BALANCE                     Balance       Balance
                                                  AFTER           AFTER                    After -100    After -10%
                                                -100 BASIS    -10% EXCHANGE                Basis Point    Exchange
                                  FAIR VALUE   POINT CHANGE    RATE CHANGE    Fair Value     Change      Rate Change
                                  ----------   ------------    -----------    ----------   -----------   -----------
Debt..........................     $  335.0      $  349.4        $  335.0      $  409.7      $  427.9      $  410.4

For further information on AllianceBernstein's market risk, see
AllianceBernstein and AllianceBernstein Holding's Annual Reports on Form 10-K for the year ended December 31, 2006.

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

Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2006 and 2005.................................................  F-4
  Consolidated Statements of Earnings, Years Ended December 31, 2006, 2005 and 2004.......................  F-5
  Consolidated Statements of Shareholder's Equity and Comprehensive Income,
    Years Ended December 31, 2006, 2005 and 2004..........................................................  F-6
  Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005 and 2004.....................  F-7
  Notes to Consolidated Financial Statements..............................................................  F-9

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedules.....  F-66
Consolidated Financial Statement Schedules:
   Schedule I - Summary of Investments - Other than Investments in Related Parties,
    December 31, 2006.....................................................................................  F-67
   Schedule II - Balance Sheets (Parent Company), December 31, 2006 and 2005..............................  F-68
   Schedule II - Statements of Earnings (Parent Company),
    Years Ended December 31, 2006, 2005 and 2004..........................................................  F-69
   Schedule II - Statements of Cash Flows (Parent Company),
    Years Ended December 31, 2006, 2005 and 2004..........................................................  F-70
   Schedule III - Supplementary Insurance Information,
    Years Ended December 31, 2006, 2005 and 2004..........................................................  F-71
   Schedule IV - Reinsurance, Years Ended December 31, 2006, 2005 and 2004................................  F-74

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of AXA Financial Inc.

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries ("AXA Financial Group") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the AXA Financial Group's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AllianceBernstein L.P. and AllianceBernstein Holding L.P., subsidiaries of AXA Financial Group, as of and for the year ended December 31, 2005, whose statements reflect total assets of six percent of the related consolidated total as of December 31, 2005 and total revenues of thirty percent of the related consolidated total for the year ended December 31, 2005. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AllianceBernstein L.P. and AllianceBernstein Holding L.P., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Financial Group changed its method of accounting for share-based compensation on January 1, 2006, for defined benefit pension and other postretirement plans on December 31, 2006 and for certain nontraditional long-duration contracts and Separate Accounts on January 1, 2004.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein L.P.

We have audited the accompanying consolidated statement of financial condition of AllianceBernstein L.P. and subsidiaries ("AllianceBernstein"), formerly Alliance Capital Management L.P., as of December 31, 2005, and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein Holding L.P.

We have audited the accompanying statement of financial condition of AllianceBernstein Holding L.P. ("AllianceBernstein Holding"), formerly Alliance Capital Management Holding L.P., as of December 31, 2005, and the related statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein Holding as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
New York, New York
February 24, 2006

                               AXA FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                                    2006                 2005
                                                                              ----------------     ----------------
                                                                                           (IN MILLIONS)

ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............   $    37,991.8        $    38,904.1
  Mortgage loans on real estate.............................................         4,664.6              4,702.5
  Equity real estate, held for the production of income.....................           585.6                632.2
  Policy loans..............................................................         5,007.5              4,946.5
  Other equity investments..................................................         1,735.3              1,410.1
  Trading securities........................................................           465.1                314.3
  Other invested assets ....................................................         1,119.6              1,093.6
                                                                              ----------------     ----------------
     Total investments......................................................        51,569.5             52,003.3
Cash and cash equivalents...................................................         1,917.4              1,870.4
Cash and securities segregated, at estimated fair value.....................         1,864.0              1,720.8
Broker-dealer related receivables...........................................         3,481.0              2,929.1
Deferred policy acquisition costs ..........................................         8,609.9              7,781.9
Goodwill and other intangible assets, net ..................................         4,868.9              4,924.9
Value of business acquired..................................................           689.5                780.4
Amounts due from reinsurers.................................................         3,339.3              3,277.2
Loans to affiliates.........................................................           400.0                400.0
Other assets ...............................................................         3,413.1              4,193.3
Separate Accounts' assets ..................................................        88,593.1             74,458.8
                                                                              ----------------     ----------------

TOTAL ASSETS................................................................   $   168,745.7        $   154,340.1
                                                                              ================     ================

LIABILITIES
Policyholders' account balances ............................................  $     29,895.6       $     30,817.4
Future policy benefits and other policyholders liabilities .................        22,754.7             22,677.2
Broker-dealer related payables .............................................           954.9              1,229.9
Customers related payables..................................................         3,980.8              2,924.3
Short-term and long-term debt ..............................................         2,190.2              2,569.9
Loans from affiliates.......................................................         1,280.0              1,580.0
Income taxes payable .......................................................         2,122.1              2,199.9
Other liabilities...........................................................         5,036.1              4,897.4
Separate Accounts' liabilities..............................................        88,593.1             74,458.8
Minority interest in equity of consolidated subsidiaries....................         1,631.6              1,467.8
Minority interest subject to redemption rights..............................           288.0                271.6
                                                                              ----------------     ----------------
     Total liabilities......................................................       158,727.1            145,094.2
                                                                              ----------------     ----------------

Commitments and contingent liabilities (Notes 2, 5, 12, 13, 18 and 19)

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
    436.2 million shares issued and outstanding............................              3.9                  3.9
Capital in excess of par value..............................................         1,122.4              1,047.8
Retained earnings...........................................................         9,494.7              8,213.5
Accumulated other comprehensive (loss) income...............................          (378.9)               345.5
Treasury shares, at cost....................................................          (223.5)              (364.8)
                                                                              ----------------     ----------------
     Total shareholder's equity.............................................        10,018.6              9,245.9
                                                                              ----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................   $   168,745.7        $   154,340.1
                                                                              ================     ================

                 See Notes to Consolidated Financial Statements

                               AXA FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                       2006               2005                2004
                                                                  -----------------  -----------------   -----------------
                                                                                      (IN MILLIONS)

REVENUES
Universal life and investment-type product
  policy fee income.............................................  $     2,468.3      $     2,090.2       $     1,697.8
Premiums........................................................        1,581.6            1,648.8             1,275.8
Net investment income...........................................        3,114.5            3,210.2             2,798.7
Investment gains, net...........................................           45.0               56.4                76.0
Commissions, fees and other income..............................        4,637.0            3,886.6             3,629.5
                                                                  -----------------  -----------------   -----------------
      Total revenues............................................       11,846.4           10,892.2             9,477.8
                                                                  -----------------  -----------------   -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.........................................        2,997.6            2,842.4             2,405.7
Interest credited to policyholders' account balances............        1,216.5            1,206.9             1,108.3
Compensation and benefits.......................................        2,605.2            2,272.6             2,162.7
Commissions.....................................................        1,295.3            1,104.9               925.2
Distribution plan payments......................................          292.9              292.0               374.2
Amortization of deferred sales commissions......................          100.4              132.0               177.4
Interest expense................................................          259.3              256.9               219.8
Amortization of deferred policy acquisition costs and
  value of business acquired....................................          812.6              682.0               510.1
Capitalization of deferred policy acquisition costs.............       (1,458.8)          (1,347.6)           (1,116.1)
Rent expense....................................................          244.9              226.6               216.9
Amortization of other intangible assets.........................           32.4               32.4                28.6
Other operating costs and expenses..............................        1,359.7            1,111.8               921.0
                                                                  -----------------  -----------------   -----------------
      Total benefits and other deductions.......................        9,758.0            8,812.9             7,933.8
                                                                  -----------------  -----------------   -----------------

Earnings from continuing operations before
  income taxes and minority interest............................        2,088.4            2,079.3             1,544.0
Income taxes....................................................         (518.6)            (595.0)             (395.7)
Minority interest in net income of consolidated subsidiaries....         (436.7)            (338.7)             (293.9)
                                                                  -----------------  -----------------   -----------------

Earnings from continuing operations.............................        1,133.1            1,145.6               854.4
Earnings from discontinued operations, net of income taxes......           30.9               13.6                10.2
Gains (losses) on disposal of discontinued operations,
  net of income taxes...........................................          117.2              (85.4)               84.3
Cumulative effect of accounting changes, net of income taxes....            -                  -                  (4.0)
                                                                  -----------------  -----------------   -----------------

Net Earnings....................................................  $     1,281.2      $     1,073.8       $       944.9
                                                                  =================  =================   =================

                 See Notes to Consolidated Financial Statements

                               AXA FINANCIAL, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                       2006                2005               2004
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)

Common stock, at par value, beginning and end of year...........  $         3.9       $        3.9       $         3.9
                                                                 -----------------   -----------------  -----------------

Capital in excess of par value, beginning of year ..............        1,047.8            1,073.5             1,122.2
Changes in capital in excess of par value.......................           74.6              (25.7)              (48.7)
                                                                 -----------------   -----------------  -----------------
Capital in excess of par value, end of year.....................        1,122.4            1,047.8             1,073.5
                                                                 -----------------   -----------------  -----------------

Retained earnings, beginning of year............................        8,213.5            7,139.7             6,194.8
Net earnings....................................................        1,281.2            1,073.8               944.9
                                                                 -----------------   -----------------  -----------------
Retained earnings, end of year..................................        9,494.7            8,213.5             7,139.7
                                                                 -----------------   -----------------  -----------------

Accumulated other comprehensive income,
   beginning of year............................................          345.5              866.1               872.7
Other comprehensive loss........................................         (142.7)            (520.6)               (6.6)
Adjustment to initially apply SFAS No. 158,
   net of income taxes..........................................         (581.7)               -                   -
                                                                 -----------------   -----------------  -----------------
Accumulated other comprehensive (loss) income, end of year......         (378.9)             345.5               866.1
                                                                 -----------------   -----------------  -----------------

Treasury shares at cost, beginning of year .....................         (364.8)             (19.4)              (19.9)
Changes in treasury shares ....................................           141.3             (345.4)                 .5
                                                                 -----------------   -----------------  -----------------
Treasury shares at cost, end of year ...........................         (223.5)            (364.8)              (19.4)
                                                                 -----------------   -----------------  -----------------

Total Shareholder's Equity, End of Year.........................  $    10,018.6       $    9,245.9       $     9,063.8
                                                                 =================   =================  =================


                                                                         2006               2005                2004
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)

COMPREHENSIVE INCOME
Net earnings....................................................  $     1,281.2       $    1,073.8       $       944.9
                                                                 -----------------   -----------------  -----------------
Change in unrealized (losses) gains, net of
   reclassification adjustment..................................         (161.2)            (501.9)               11.4
Cumulative effect of accounting changes.........................            -                  -                  12.4
Minimum pension liability adjustment............................           18.5              (18.7)              (30.4)
                                                                 -----------------   -----------------  -----------------
Other comprehensive loss........................................         (142.7)            (520.6)               (6.6)
                                                                 -----------------   -----------------  -----------------

Comprehensive Income............................................  $     1,138.5       $      553.2       $       938.3
                                                                 =================   =================  =================

                 See Notes to Consolidated Financial Statements.

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                      2006               2005               2004
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)

Net earnings................................................     $    1,281.2       $     1,073.8      $       944.9
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Interest credited to policyholders' account balances......          1,216.5             1,206.9            1,108.3
  Universal life and investment-type product
     policy fee income......................................         (2,468.3)           (2,090.2)          (1,697.8)
  Net change in broker-dealer and customer
     related receivables/payables...........................            119.0              (352.2)             308.7
  Investment gains, net.....................................            (45.0)              (56.4)             (76.1)
  Change in deferred policy acquisition costs and value
     of business acquired...................................           (646.2)             (665.6)            (606.0)
  Change in future policy benefits..........................             23.2               153.3              154.6
  Change in income tax payable..............................            339.5               468.4              259.6
  Change in segregated cash and securities, net.............           (143.2)             (231.8)            (203.2)
  Change in fair value of guaranteed minimum income
     benefit reinsurance contract...........................             14.9               (42.7)             (61.0)
  Amortization of deferred sales commission.................            100.4               132.0              177.4
  Other depreciation and amortization.......................            229.7               274.7              287.1
  Amortization of other intangible assets...................             32.4                32.4               28.6
  (Gains) losses on disposal of discontinued operations.....           (117.2)               85.4              (84.3)
  Minority interest in net income of
     consolidated subsidiaries..............................            436.7               338.7              293.9
  Other, net................................................            478.8              (136.3)             (85.4)
                                                                -----------------  -----------------  -----------------

Net cash provided by operating activities...................            852.4               190.4              749.3
                                                                -----------------  -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments.................................          4,256.4             4,189.0            4,112.2
  Sales of investments......................................          2,344.7             2,748.9            3,884.9
  Purchases of investments..................................         (6,087.1)           (7,748.0)          (9,288.0)
  Change in short-term investments..........................             11.1                59.2              328.5
  Purchase of minority interest in consolidated subsidiary..              -                   -               (635.7)
  Acquisition of the MONY Group Inc., net of cash and
     cash equivalents acquired..............................              -                   -               (775.0)
  Disposition of The Advest Group, Inc......................              -                 400.0                -
  Increase in capitalized software, leasehold improvements
     and EDP equipment......................................           (159.3)             (141.5)            (144.0)
  Other, net................................................           (442.9)             (138.2)             275.4
                                                                -----------------  -----------------  -----------------

Net cash used in investing activities.......................            (77.1)             (630.6)          (2,241.7)
                                                                -----------------  -----------------  -----------------

                               AXA FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                   (CONTINUED)

                                                                      2006               2005               2004
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................   $    4,316.2       $     4,649.9      $     4,061.0
    Withdrawals from and transfers to Separate Accounts.......       (4,233.3)           (3,630.2)          (2,605.0)
  Proceeds in loans from affiliates...........................          335.0                11.1            1,568.9
  Repayments of loans from affiliates ........................         (635.0)                -                  -
  Net change in short-term financings.........................          337.7                 -                118.3
  Repayments of long-term debt................................         (700.0)             (675.0)            (300.0)
  (Purchase) sale of treasury shares..........................           (4.3)             (372.6)                .4
  Other, net..................................................         (144.6)             (266.5)             (52.0)
                                                                -----------------  -----------------  -----------------

Net cash (used in) provided by financing activities...........         (728.3)             (283.3)           2,791.6
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................           47.0              (723.5)           1,299.2
Cash and cash equivalents, beginning of year..................        1,870.4             2,593.9            1,294.7
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $    1,917.4       $     1,870.4      $     2,593.9
                                                                =================  =================  =================

Supplemental cash flow information:

  Interest Paid...............................................   $      178.7       $       217.5      $       223.6
                                                                =================  =================  =================
  Income Taxes Paid...........................................   $       89.7       $       164.4      $       114.1
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

        AXA Financial Group conducts operations in two business segments: the Financial Advisory/Insurance and Investment Management segments. AXA Financial Group's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

        Financial Advisory/Insurance
        ----------------------------

        The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management to individuals and small and medium size businesses and professional trade associations and provides financial planning services for individuals. This segment includes Separate Accounts for individual insurance and annuity products.

        The financial advisory and insurance business is conducted by AXA Financial's insurance companies, its insurance general agency, AXA Network, LLC (collectively with its subsidiaries, "AXA Network"), its broker-dealers and other affiliated companies.

        AXA Financial's direct and indirect wholly-owned insurance subsidiaries (collectively the "Insurance Group") include AXA Equitable Life Insurance Company ("AXA Equitable"), AXA Equitable's wholly-owned life insurance subsidiary, AXA Life and Annuity Company ("AXA Life"), AXA Financial (Bermuda) Ltd. ("AXA Bermuda") and, effective July 2004, MONY Life Insurance Company ("MONY Life") and its wholly-owned subsidiaries, MONY Life Insurance Company of America ("MLOA"), U.S. Financial Life Insurance Company ("USFL"), Enterprise Capital Management, Inc. ("Enterprise") and The Advest Group, Inc. ("Advest") through December 2, 2005, the date of the Advest sale.

        On July 8, 2004, AXA Financial completed its acquisition of The MONY Group Inc. ("MONY") and, under terms of the related merger agreement, paid or made provision to pay MONY shareholders approximately $1.5 billion in cash, representing $31 for each share of MONY common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. On July 22, 2004, MONY was merged into AXA Financial. AXA Financial funded the acquisition of MONY (the "MONY Acquisition") by using available cash and issuing $1.28 billion of Subordinated Notes to AXA and two AXA affiliates. The Subordinated Notes have a floating interest rate, payable semiannually, and mature in 2019. The interest rate resets semiannually on July 15 and January 15. Concurrently, AXA Financial entered into an interest swap agreement with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. The acquisition provided AXA Financial Group with additional scale in distribution, client base and assets under management ("AUM").

        The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". For accounting purposes (due to convenience and the immateriality of the results of MONY from July 1, 2004 through July 8, 2004), AXA Financial Group has consolidated MONY and its subsidiaries (the "MONY Companies") and reflected their results since July 1, 2004 in its consolidated statements of earnings and cash flows, respectively. Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of acquisition. Purchase adjustments required significant management estimates and assumptions. The purchase adjustments related to value of business acquired ("VOBA") and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items.

        Investment Management
        ---------------------

        The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries ("AllianceBernstein"). AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include: (a) institutional investments, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) retail, servicing individual investors, primarily by means of retail mutual funds, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles, (c) private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles, and
        (d) institutional research by means of in-depth independent fundamental research, portfolio strategy, trading and brokerage-related services. Principal subsidiaries of AllianceBernstein include: SCB Inc., formally known as Sanford C. Bernstein, Inc. ("Bernstein"), Sanford C. Bernstein & Co. LLC ("SCB LLC"), Sanford C. Bernstein Limited ("SCBL") and SCB Partners, Inc. ("SCB Partners"). This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc (the "Bernstein Acquisition"). AXA Financial agreed to provide liquidity to these former Bernstein shareholders after a two-year lockout period that ended October 2002. Through December 31, 2006, AXA Financial Group acquired 24.5 million units in AllianceBernstein L.P. ("AllianceBernstein Units") at the aggregate market price of $885.4 million from SCB Inc. and SCB Partners under a preexisting agreement and recorded additional goodwill of $341.0 million and other intangible assets of $42.2 million. Minority interest subject to redemption rights represents the remaining 16.3 million of private AllianceBernstein Units issued to former Bernstein shareholders in connection with AllianceBernstein's acquisition of Bernstein. At December 31, 2006 and 2005, AXA Financial Group's beneficial ownership in AllianceBernstein L.P. was approximately 60.3% and 61.1%, respectively. On February 23, 2007, AXA Financial purchased another tranche of 8.16 million AllianceBernstein Units pursuant to an exercise of the AllianceBernstein put at a purchase price of approximately $745.7 million. After the purchase, AXA Financial Group's beneficial ownership in AllianceBernstein L.P. increased by approximately 3.0% to 63.3%. The remaining 8.16 million AllianceBernstein Units may be sold to AXA Financial at the prevailing market price no sooner than nine months after the February 2007 purchase or over the following period ending October 2, 2009.

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

        The accompanying consolidated financial statements include the accounts of: AXA Financial, AXA Equitable and MONY Life; those of their subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation.

        All significant intercompany transactions and balances have been eliminated in consolidation. The years "2006," "2005" and "2004" refer to the years ended December 31, 2006, 2005 and 2004, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. The consolidated statements of cash flows for 2005 and 2004 have been revised to reflect cash outflows related to capitalized software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2006 presentation.

        Accounting Changes
        ------------------

        On December 31, 2006, AXA Financial Group implemented SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," requiring employers to recognize the over or under funded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan. SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings. However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

        As required by SFAS No. 158, the $581.7 million, net of income tax and minority interest, impact of initial adoption has been reported as an adjustment to the December 31, 2006 balance of accumulated other comprehensive income in the accompanying consolidated financial statements. The consequent recognition of the funded status of its defined benefit pension and other postretirement plans at December 31, 2006 reduced total assets by approximately $698.2 million, principally due to the reduction of prepaid pension cost of $681.7 million and decreased total liabilities by approximately $116.5 million. The change in liabilities resulted principally from the decrease in income taxes payable of $313.3 million partially offset by an increase in benefit plan liabilities of $199.7 million. See Note 12 of Notes to Consolidated Financial Statements for further information.

        SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer's year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year. This provision of SFAS No. 158 will have no impact on AXA Financial Group as it already uses a December 31 measurement date for all of its plan assets and benefits obligations.

        On January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), "Share-Based Payment". To effect its adoption, AXA Financial Group elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS No. 123(R), AXA Financial Group had elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares and various cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest for 2006 and consolidated net earnings for 2006 were $81.8 million and $52.5 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

        Under the modified prospective method, AXA Financial Group applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS No. 123(R) would have been reflected by AXA Financial Group only in pro forma disclosures, were recognized in the consolidated statement of earnings over the awards' remaining future service-vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value. The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

        Effective with its adoption of SFAS No. 123(R), AXA Financial Group elected the "short-cut" transition alternative for approximating the historical pool of windfall tax benefits available in shareholder's equity at January 1, 2006 as provided by the Financial Accounting Standards Board (the "FASB") in FASB Staff Position ("FSP") No. 123(R)-3, "Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards". This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under GAAP, either in the financial statements or in the pro forma disclosures. In the event that a shortfall of tax benefits occurs during a reporting period (i.e. tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall. If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations. In 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

        On January 1, 2006, AXA Financial Group adopted the provisions of SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. The adoption of SFAS No. 154 did not have an impact on AXA Financial Group's results of operations or financial position.

        In third quarter 2004, AXA Financial Group began to implement FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003", that provides guidance on employers' accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") signed into law in December 2003. The MMA introduced a prescription drug benefit under Medicare Part D that would go into effect in 2006 as well as a Federal subsidy to employers whose plans provide an "actuarially equivalent" prescription drug benefit. FSP No. 106-2 required the effects of the MMA to be reflected in measurements of the accumulated postretirement benefits obligation and net periodic postretirement benefit cost made on or after the date of enactment. As permitted by FSP No. 106-2, AXA Financial Group initially elected to defer these remeasurements and to provide required disclosures pending regulations regarding the determination of eligibility for the Federal subsidy under the MMA. Following consideration of regulations and guidance issued by the Center for Medicare and Medicaid Services in fourth quarter 2005, management and its actuarial advisors concluded that the prescription drug benefits provided under AXA Financial Group's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits. Consequently, the estimated subsidy has been reflected in measurements of the accumulated postretirement benefits obligations for these plans as of January 1, 2005, and the resulting aggregate reduction of $63.9 million was accounted for prospectively as an actuarial experience gain in accordance with FSP No. 106-2. The impact of the MMA, including the effect of the subsidy, resulted in a decrease in the annual net periodic postretirement benefits costs for 2005 of approximately $8.7 million.

        At March 31, 2004, AXA Financial Group completed its transition to the consolidation and disclosure requirements of FASB Interpretation ("FIN") 46(R), "Consolidation of Variable Interest Entities, Revised".

        At December 31, 2006 and 2005, the Insurance Group's General Account held $5.8 million of investment assets issued by VIEs and determined to be significant variable interests under FIN 46(R). At December 31, 2006 and 2005, as reported in the consolidated balance sheet, these investments included $4.7 million of fixed maturities (collateralized debt and loan obligations) and $1.1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2006 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

        Management of AllianceBernstein has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that AllianceBernstein is required to consolidate under FIN 46(R). These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively, the "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures.

        AllianceBernstein derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

        AllianceBernstein has significant variable interests in certain other VIEs with approximately $226.4 million in client assets under management. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary. AllianceBernstein's maximum exposure to loss in these entities is limited to its investments in and prospective investment management fees earned in these entities.

        Effective January 1, 2004, AXA Financial Group adopted the American Institute of Certified Public Accounts ("AICPA") Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in AXA Financial Group's accounting policies relating to (a) General Account interests in Separate Accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts, (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

        The adoption of SOP 03-1 required changes in several of AXA Financial Group's accounting policies relating to separate account assets and liabilities. AXA Financial Group now reports the General Account's interests in separate accounts as trading account securities in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements. These two Separate Accounts hold assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts. In addition, liabilities associated with the market value adjustment feature are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market-adjusted value.

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

        On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all tax positions of AXA Financial Group at January 1, 2007. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management is currently assessing the potential impacts of adoption of FIN 48.

        On September 19, 2005, the AICPA released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related deferred policy acquisition costs ("DAC"), VOBA and other related balances must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. The adoption of SOP 05-1 is not expected to have a material impact on AXA Financial Group's results of operations or financial position.

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

        The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial Group has developed an actuarial calculation of the expected timing of the AXA Equitable Closed Block's earnings. Further, in connection with the MONY Acquisition, AXA Financial Group has developed an actuarial calculation of the expected timing of the MONY Life Closed Block earnings as of July 1, 2004.

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

        Investments
        -----------

        The carrying values of fixed maturities identified as available for sale are reported at estimated fair value. Changes in estimated fair value are reported in comprehensive income. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary. The redeemable preferred stock investments reported in fixed maturities include real estate investment trusts ("REIT") perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

        Partnerships, investment companies and joint venture interests in which AXA Financial Group has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet FIN 46(R) requirements for consolidation are consolidated; those in which AXA Financial Group does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Equity securities include common stock and non-redeemable preferred stock classified as available for sale securities, are carried at estimated fair value and are included in other equity investments.

        Trading securities, which include equity securities and fixed maturities, are carried at estimated fair value.

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

        Derivatives
        -----------

        AXA Financial Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce its exposure to interest rate fluctuations on its long-term debt obligations. Various derivative instruments are used to achieve these objectives, including interest rate floors, futures and interest rate swaps. None of the derivatives were designated as qualifying hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

        The Insurance Group issues certain variable annuity products with Guaranteed Minimum Death Benefit ("GMBD") and Guaranteed Minimum Income Benefit ("GMIB") features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support. For both GMDB and GMIB, AXA Financial Group retains basis risk and risk associated with actual versus expected assumptions for mortality, lapse and election rate. AXA Financial Group regularly enters into futures contracts to hedge such risks. The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements. In addition, AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group. Reinsurance contracts covering GMIB exposure are considered derivatives under SFAS No. 133 and, therefore, must be reported in the balance sheet at their fair value. GMIB reinsurance fair values are reported in the consolidated balance sheets in Other assets. Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates. See Note 8 of Notes to Consolidated Financial Statements.

        Margins on individual insurance and annuity contracts are affected by interest rate fluctuations. If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. In addition, policies are subject to minimum rate guarantees. To hedge exposure to lower interest rates, AXA Financial Group has used interest rate floors.

        AXA Financial Group is exposed to equity market fluctuations through investments in Separate Accounts. AXA Financial Group enters into exchange traded equity futures contracts to minimize such risk.

        AXA Financial is exposed to counterparty risk attributable to hedging transactions entered into with counterparties. Exposure to credit risk is controlled with respect to each counterparty through a credit appraisal and approval process. Each counterparty is currently rated 1 by the National Association of Insurance Commissioners ("NAIC").

        All derivatives outstanding at December 31, 2006 and 2005 are recognized on the balance sheet at their fair values and all outstanding equity-based and treasury futures contracts were exchange-traded and are net settled daily. All gains and losses on derivative financial instruments are reported in earnings.

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

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial Group are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to certain pension operations principally consisting of group non-participating wind-up annuity products ("Wind-up Annuities"), Closed Blocks policyholders dividend obligation, DAC and VOBA related to universal life and investment-type products and participating traditional life contracts.

        Fair Value of Other Financial Instruments
        -----------------------------------------

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

        Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2006 and 2005.

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

        A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.8% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.8% net of product weighted average Separate Account fees) and 0% (-2.2% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2006, current projections of future average gross market returns assume a 0.5% return for 2007, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after 7 quarters.

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

        For participating traditional life policies (substantially all of which are in the Closed Blocks), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2006, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.0% grading to 6.5% over 10 years and for MONY Life was 5.0%. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder's equity as of the balance sheet date.

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

        Contractholder Bonus Interest Credits
        -------------------------------------

        Contractholder bonus interest credits are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates. The interest crediting expense associated with these contractholder bonus interest credits is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in Other assets.

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

        The Insurance Group issues certain variable annuity products with a GMDB feature, guaranteed minimum accumulation benefits ("GMAB") and guaranteed minimum withdrawal benefits for life ("WBL"). The Insurance Group also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.00% to 10.9% for life insurance liabilities and from 2.25% to 8.7% for annuity liabilities.

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

        At December 31, 2006, participating policies, including those in the Closed Blocks, represent approximately 15.3% ($52.0 billion) of directly written life insurance in-force, net of amounts ceded.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2006, 2005 and 2004, investment results of such Separate Accounts were gains of $5,897.0 million, $3,548.0 million and $2,308.0 million, respectively.

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

        Recognition of Investment Management Revenues and Related Expenses
        ------------------------------------------------------------------

        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service base fees, generally calculated as a percentage, referred to as basis points ("BPs"), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC, for certain retail, private client and institutional investment client transactions. Certain investment advisory contracts provide for a performance-based fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales commissions ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

        AllianceBernstein's management tests the deferred sales commission asset for recoverability quarterly. AllianceBernstein's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution services fees and CDSC. Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

        Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the one-year, three-year and five-year periods ended December 31, 2006. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AllianceBernstein's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein's management's best estimate of future cash flows discounted to a present value amount.

        Goodwill and Other Intangible Assets
        ------------------------------------

        Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies and relates principally to the Bernstein Acquisition, purchases of AllianceBernstein units and the MONY Acquisition. Goodwill is tested annually for impairment.

        Intangible assets related to the Bernstein Acquisition and purchases of AllianceBernstein Units include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

        The insurance distribution network intangible asset, related to the MONY Acquisition, is amortized on a straight-line basis with an estimated useful life of 10-20 years.

        Other Accounting Policies
        -------------------------

        Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

        AXA Financial and certain of its consolidated subsidiaries and affiliates file a consolidated Federal income tax return. MONY Life, MLOA and USFL file a consolidated Federal income tax return. Certain non-life insurance subsidiaries of MONY Life file a separate consolidated Federal Income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Discontinued operations include real estate held-for-sale.

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

        Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets. The results of operations for real estate held-for-sale in each of the three years ended December 31, 2006 were not significant.

3)      INVESTMENTS

        Fixed Maturities and Equity Securities
        --------------------------------------

        The following table provides additional information relating to fixed maturities and equity securities.

                                                                   GROSS              GROSS
                                              AMORTIZED          UNREALIZED         UNREALIZED         ESTIMATED
                                                 COST              GAINS              LOSSES           FAIR VALUE
                                            ---------------   -----------------  -----------------  ----------------
                                                                         (IN MILLIONS)
       DECEMBER 31, 2006
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate......................  $    30,561.1      $      728.8       $      388.4      $   30,901.5
           Mortgage-backed................        2,187.7               2.8               41.6           2,148.9
           U.S. Treasury, government
             and agency securities........        2,034.1              38.9               15.5           2,057.5
           States and political
             subdivisions.................          181.5              17.8                1.0             198.3
           Foreign governments............          294.5              38.5                1.0             332.0
           Redeemable preferred stock.....        2,305.2              81.2               32.8           2,353.6
                                            ----------------- -----------------  -----------------  ----------------
             Total Available for Sale.....  $    37,564.1      $      908.0       $      480.3      $   37,991.8
                                            ================= =================  =================  ================

       Equity Securities:
         Available for sale...............  $       119.6      $        5.5       $         .8      $      124.3
         Trading securities...............          408.0              35.4                9.9             433.5
                                            ----------------- -----------------  -----------------  ----------------
       Total Equity Securities............  $       527.6      $       40.9       $       10.7      $      557.8
                                            ================= =================  =================  ================

       December 31, 2005
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate......................  $    30,765.1      $    1,038.0       $      286.2      $   31,516.9
           Mortgage-backed................        2,685.3               9.3               42.2           2,652.4
           U.S. Treasury, government
             and agency securities........        2,169.3              52.4               11.7           2,210.0
           States and political
             subdivisions.................          204.6              19.9                 .3             224.2
           Foreign governments............          336.1              41.8                 .5             377.4
           Redeemable preferred stock.....        1,833.3             106.1               16.2           1,923.2
                                            ----------------- -----------------  -----------------  ----------------
             Total Available for Sale.....  $    37,993.7      $    1,267.5       $      357.1      $   38,904.1
                                            ================= =================  =================  ================

       Equity Securities:
         Available for sale...............  $        82.5      $        6.1       $        2.3      $       86.3
         Trading securities...............          262.5              24.5                3.2             283.8
                                            ----------------- -----------------  -----------------  ----------------
       Total Equity Securities............  $       345.0      $       30.6       $        5.5      $      370.1
                                            ================= =================  =================  ================

        At December 31, 2006 and 2005, respectively, AXA Financial had trading fixed maturities with an amortized cost of $30.5 million and $30.5 million and carrying values of $31.6 million and $30.5 million. Gross unrealized gains on trading fixed maturities were $.5 million and zero for 2006 and 2005, respectively.

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, AXA Financial Group determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2006 and 2005, securities without a readily ascertainable market value having an amortized cost of $6,768.2 million and $6,600.6 million, respectively, had estimated fair values of $6,840.4 million and $6,782.2 million, respectively.

        The contractual maturity of bonds at December 31, 2006 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                               -------------------------------------
                                                                                  AMORTIZED           ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Due in one year or less...............................................   $     1,359.8       $    1,364.9
       Due in years two through five.........................................         7,655.9            7,814.7
       Due in years six through ten..........................................        14,867.6           14,867.1
       Due after ten years...................................................         9,187.9            9,442.6
                                                                               -----------------   -----------------
            Subtotal.........................................................        33,071.2           33,489.3
       Mortgage-backed securities............................................         2,187.7            2,148.9
                                                                               -----------------   -----------------
       Total.................................................................   $    35,258.9       $   35,638.2
                                                                               =================   =================

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

        The following table discloses fixed maturities (2,519 issues) that have been in a continuous unrealized loss position for less than a twelve-month period and greater than a twelve month period as of December 31, 2006:

                                       LESS THAN 12 MONTHS            12 MONTHS OR LONGER                  TOTAL
                                  ---------------------------    ---------------------------   ----------------------------
                                                    GROSS                          GROSS                          GROSS
                                    ESTIMATED     UNREALIZED      ESTIMATED      UNREALIZED     ESTIMATED       UNREALIZED
                                    FAIR VALUE      LOSSES        FAIR VALUE       LOSSES       FAIR VALUE        LOSSES
                                  -------------  ------------    ------------   ------------   ------------    ------------
                                                                         (IN MILLIONS)
       Fixed Maturities:
         Corporate..............  $     4,664.8  $       54.3    $    9,752.3   $      334.1   $   14,417.1     $     388.4
         Mortgage-backed........          243.6           1.7         1,681.6           39.9        1,925.2            41.6
         U.S. Treasury,
           government and
           agency securities....          276.2           1.1           785.6           14.4        1,061.8            15.5
         States and political
           subdivisions.........            -             -              28.1            1.0           28.1             1.0
         Foreign governments....           44.8            .4            36.5             .6           81.3             1.0
         Redeemable
           preferred stock......          202.3           2.7           760.9           30.1          963.2            32.8
                                  -------------  ------------    ------------   ------------   ------------    ------------

       Total Temporarily
         Impaired Securities....  $     5,431.7  $       60.2    $   13,045.0   $      420.1   $   18,476.7    $      480.3
                                  =============  ============    ============   ============   ============    ============

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2006, approximately $893.9 million, or 2.4%, of the $37,564.1 million aggregate amortized cost of fixed maturities held by AXA Financial Group was considered to be other than investment grade.

        At December 31, 2006, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $4.3 million.

        Mortgage Loans
        --------------

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $69.2 million and $70.6 million at December 31, 2006 and 2005, respectively. Gross interest income on these loans included in net investment income totaled $4.4 million, $5.4 million and $7.4 million in 2006, 2005 and 2004, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $5.1 million, $6.4 million and $9.3 million in 2006, 2005 and 2004, respectively.

        Impaired mortgage loans along with the related investment valuation allowances follow:

                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                  2006                  2005
                                                                            ------------------   -------------------
                                                                                         (IN MILLIONS)

       Impaired mortgage loans with investment valuation allowances.......   $        91.0        $        93.0
       Impaired mortgage loans without investment valuation allowances....             7.1                 13.4
                                                                            ------------------   -------------------
       Recorded investment in impaired mortgage loans.....................            98.1                106.4
       Investment valuation allowances....................................           (13.0)               (13.4)
                                                                            ------------------   -------------------
       Net Impaired Mortgage Loans........................................   $        85.1        $        93.0
                                                                            ==================   ===================

        During 2006, 2005 and 2004, respectively, AXA Financial Group's average recorded investment in impaired mortgage loans was $99.4 million, $115.4 million and $165.1 million. Interest income recognized on these impaired mortgage loans totaled $5.9 million, $10.9 million and $11.4 million for 2006, 2005 and 2004, respectively.

        Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2006 and 2005, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $68.6 million and $74.8 million.

        Equity Real Estate
        ------------------

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. For 2005, real estate of $1.4 million was acquired in satisfaction of debt; none was acquired in either 2006 or 2004. At December 31, 2006 and 2005, AXA Financial Group owned $217.6 million and $230.4 million, respectively, of real estate acquired in satisfaction of debt.

        Accumulated depreciation on real estate was $232.8 million and $214.5 million at December 31, 2006 and 2005, respectively. Depreciation expense on real estate totaled $21.9 million, $23.7 million and $24.7 million for 2006, 2005 and 2004, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Balances, beginning of year........................   $        13.4      $        11.8       $       20.5
       Additions charged to income........................            10.1                5.2                3.9
       Deductions for writedowns and
         asset dispositions...............................             (.9)              (3.6)             (12.6)
                                                            -----------------  -----------------   -----------------
       Balances, End of Year..............................   $        22.6      $        13.4       $       11.8
                                                            =================  =================   =================

       Balances, end of year comprise:
         Mortgage loans on real estate....................   $        12.9      $        13.4       $       11.8
         Equity real estate...............................             9.7                -                  -
                                                            -----------------  -----------------   -----------------
       Total..............................................   $        22.6      $        13.4       $       11.8
                                                            =================  =================   =================

        Equity Method Investments
        -------------------------

        Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,419.6 million and $1,200.9 million, respectively, at December 31, 2006 and 2005. Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $70.9 million and $119.6 million, respectively, at December 31, 2006 and 2005. AXA Financial Group's total equity in net earnings for these real estate joint ventures and limited partnership interests was $185.8 million, $187.9 million and $63.4 million, respectively, for 2006, 2005 and 2004.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial Group has an investment of $10.0 million or greater and an equity interest of 10% or greater (7 and 8 individual ventures at December 31, 2006 and 2005, respectively) and AXA Financial Group's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       BALANCE SHEETS
       Investments in real estate, at depreciated cost........................  $        421.7      $       527.4
       Investments in securities, generally at estimated fair value...........           294.8              118.4
       Cash and cash equivalents..............................................            10.6               27.5
       Other assets...........................................................            24.4               18.6
                                                                               -----------------   -----------------
       Total Assets...........................................................  $        751.5      $       691.9
                                                                               =================   =================

       Borrowed funds - third party...........................................  $        278.1      $       282.7
       Other liabilities......................................................           115.7               12.4
                                                                               -----------------   -----------------
       Total liabilities......................................................           393.8              295.1
                                                                               -----------------   -----------------

       Partners' capital......................................................           357.7              396.8
                                                                               -----------------   -----------------
       Total Liabilities and Partners' Capital................................  $        751.5      $       691.9
                                                                               =================   =================

       AXA Financial Group's Carrying Value in
            These Entities Included Above.....................................  $        100.1      $       135.6
                                                                               =================   =================

                                                                      2006               2005               2004
                                                                -----------------  -----------------  -----------------
                                                                                     (IN MILLIONS)

       STATEMENTS OF EARNINGS
       Revenues of real estate joint ventures................    $        88.5      $        98.2      $      102.1
       Net revenues of other limited partnership interests...             16.7                6.3              19.8
       Interest expense - third party........................            (18.5)             (18.2)            (17.8)
       Other expenses........................................            (62.8)             (62.2)            (65.3)
                                                                -----------------  -----------------  -----------------
       Net Earnings..........................................    $        23.9      $        24.1      $       38.8
                                                                =================  =================  =================

       AXA Financial Group's Equity in Net Earnings of
            These Entities Included Above....................    $        16.4      $        11.6      $       13.9
                                                                =================  =================  =================

       Derivatives
       -----------

       At December 31, 2006, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and European, Australasia, Far East ("EAFE") indices, having initial margin requirements of $140.7 million. Contracts are net settled daily. At December 31, 2006, AXA Financial Group had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having initial margin requirements of $4.2 million.

       The outstanding notional amounts of derivative financial instruments purchased and sold at December 31, 2006 and 2005 were:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Notional Amount by Derivative Type:
          Options:
              Floors..........................................................  $    32,000         $   24,000
              Exchange traded U.S. Treasuries and equity index futures........        3,536              2,208
          Interest rate swaps.................................................        2,360              3,740
                                                                               -----------------   -----------------
          Total...............................................................  $    37,896         $   29,948
                                                                               =================   =================

        At December 31, 2006 and 2005 and during the years then ended, there were no financial instruments that contained implicit or explicit terms that met the definition of an embedded derivative component that needed to be separated from the host contract and accounted for as a derivative under the provisions of SFAS No. 133.

4)      GOODWILL AND OTHER INTANGIBLE ASSETS

        Financial Advisory/Insurance - MONY Acquisition

        Goodwill related to the MONY Acquisition, none of which is expected to be deductible for tax purposes, totaled $414.6 million and $425.8 million at December 31, 2006 and 2005, respectively.

        The following presents a summary of other intangible assets, including VOBA, as of December 31, 2006 and 2005 related to the MONY Acquisition:

                                                                       GROSS
                                                                      CARRYING          ACCUMULATED
                                                                       AMOUNT          AMORTIZATION              NET
                                                                   -------------      ----------------      -------------
                                                                                       (IN MILLIONS)
       DECEMBER 31, 2006
       -----------------
       Intangible assets subject to amortization:
         VOBA...............................................       $     868.8           $ (179.3)(1)         $   689.5
         Insurance distribution network.....................              64.0              (12.1)                 51.9
                                                                   ------------          ------------         ----------
       Total intangible assets subject to amortization......       $     932.8           $ (191.4)            $   741.4
                                                                   ============          ============         ==========

       December 31, 2005
       -----------------
       Intangible assets subject to amortization:
         VOBA...............................................       $     868.8           $  (88.4)(1)         $   780.4
         Insurance distribution network.....................              64.0               (7.3)                 56.7
                                                                   ------------          ------------         ----------
       Total intangible assets subject to amortization......       $     932.8           $  (95.7)            $   837.1
                                                                   ============          ============         ==========

        (1) Includes reactivity to unrealized investment gains/losses reflected in other comprehensive income.

        For 2006, 2005 and the six months ended December 31, 2004, total amortization expense related to these intangible assets was $101.3 million, $66.7 million and $34.9 million, respectively. Intangible assets amortization expense is estimated to range from $67.2 million in 2007 to $55.4 million in 2011.

        Investment Management
        ---------------------

        The carrying value of goodwill related to AllianceBernstein totaled $4.0 billion at December 31, 2006 and 2005.

        The gross carrying amount of AllianceBernstein related intangible assets were $642.7 million and $665.2 million at December 31, 2006 and 2005, respectively and the accumulated amortization of these intangible assets were $254.1 million and $226.6 million at December 31, 2006 and 2005, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $27.6 million, $27.6 million and $26.1 million for 2006, 2005 and 2004, respectively.

        At December 31, 2006 and 2005, respectively, net deferred sales commissions totaled $194.9 million and $196.6 million and are included within the Investment Management Segment's Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2006 net asset balance for each of the next five years is $77.8 million, $54.1 million, $39.3 million, $18.3 million and $4.9 million.

5)      FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

        The carrying values and estimated fair values for financial instruments not otherwise disclosed in Notes 3, 6, 10 and 16 of Notes to Consolidated Financial Statements are presented below:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                             2006                                2005
                                                --------------------------------   ---------------------------------
                                                   CARRYING        ESTIMATED          Carrying         Estimated
                                                    VALUE          FAIR VALUE          Value          Fair Value
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)

       AXA Financial Group:
       --------------------
         Mortgage loans on real estate.........  $    4,664.6     $     4,703.1     $    4,702.5     $     4,813.3
         Other limited partnership interests...       1,405.8           1,405.8          1,187.5           1,187.5
         Policy loans..........................       5,007.5           5,402.2          4,946.5           5,415.0
         Policyholders liabilities:
           Investment contracts................      18,451.3          18,508.4         19,532.1          19,900.5
         Long-term debt........................       1,607.0           1,713.6          1,921.9           2,069.9

       Closed Blocks:
       --------------
         Mortgage loans on real estate.........  $    1,501.8     $     1,511.8     $    1,490.5     $     1,528.0
         Other equity investments..............           2.2               2.2              3.3               3.3
         Policy loans..........................       2,211.1           2,368.6          2,288.2           2,483.8
         SCNILC liability......................          10.4              10.3             11.4              11.6

       Wind-up Annuities:
       ------------------
         Mortgage loans on real estate.........  $        2.9     $         3.0     $        6.7     $         7.1
         Other equity investments..............           2.3               2.3              3.1               3.1
         Guaranteed interest contracts.........           5.8               6.0              6.5               6.4
         Long-term debt........................         101.7             101.7            101.7             101.7

6)      CLOSED BLOCKS

        The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

        AXA Equitable Closed Block
        --------------------------

        Summarized financial information for the AXA Equitable Closed Block follows:

                                                                                 DECEMBER 31,         December 31,
                                                                                     2006                 2005
                                                                               -----------------    -----------------
                                                                                           (IN MILLIONS)
        CLOSED BLOCK LIABILITIES:
        Future policy benefits, policyholders' account balances and other....  $     8,759.5        $     8,866.1
        Policyholder dividend obligation.....................................            3.2                 73.7
        Other liabilities....................................................           29.1                 28.6
                                                                               -----------------    -----------------
        Total Closed Block liabilities.......................................        8,791.8              8,968.4
                                                                               -----------------    -----------------

        ASSETS DESIGNATED TO THE CLOSED BLOCK:
        Fixed maturities, available for sale, at estimated fair value
           (amortized cost of $5,967.6 and $5,761.5).........................        6,019.4              5,908.7
        Mortgage loans on real estate........................................          809.4                930.3
        Policy loans.........................................................        1,233.1              1,284.4
        Cash and other invested assets.......................................            6.8                 56.2
        Other assets.........................................................          286.2                304.4
                                                                               -----------------    -----------------
        Total assets designated to the Closed Block..........................        8,354.9              8,484.0
                                                                               -----------------    -----------------

        Excess of Closed Block liabilities over assets designated to
           the Closed Block..................................................          436.9                484.4

        Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred income tax expense of $17.0 and $25.7 and policyholder dividend
             obligation of $3.2 and $73.7....................................           31.6                 47.8
                                                                               -----------------    -----------------

        Maximum Future Earnings To Be Recognized From Closed Block
           Assets and Liabilities............................................  $       468.5        $       532.2
                                                                               =================    =================

        AXA Equitable Closed Block revenues and expenses were as follows:

                                                                   2006              2005                 2004
                                                              ---------------  -----------------   ------------------
                                                                                   (IN MILLIONS)

        REVENUES:
        Premiums and other income............................ $      428.1      $       449.3       $      471.0
        Investment income (net of investment
           expenses of $0.1, $0, and $0.3)...................        520.2              525.9              554.8
        Investment gains, net................................          1.7                1.2               18.6
                                                              ---------------  -----------------   ------------------
        Total revenues.......................................        950.0              976.4            1,044.4
                                                              ---------------  -----------------   ------------------

        BENEFITS AND OTHER DEDUCTIONS:
        Policyholders' benefits and dividends................        852.2              842.5              883.8
        Other operating costs and expenses...................          3.0                3.4                3.5
                                                              ---------------  -----------------   ------------------
        Total benefits and other deductions..................        855.2              845.9              887.3
                                                              ---------------  -----------------   ------------------

        Net revenues before income taxes.....................         94.8              130.5              157.1
        Income tax expense...................................        (31.1)             (45.6)             (56.4)
                                                              ---------------  -----------------   ------------------
        Net Revenues......................................... $       63.7      $        84.9       $      100.7
                                                              ===============  =================   ==================

        Reconciliation of the policyholder dividend obligation is as follows:

                                                                                           DECEMBER 31,
                                                                               --------------------------------------
                                                                                     2006                2005
                                                                               -----------------   ------------------
                                                                                           (IN MILLIONS)
       Balance, beginning of year.............................................  $         73.7      $       264.3
       Unrealized investment losses ..........................................           (70.5)            (190.6)
                                                                               -----------------   ------------------
       Balance, End of Year ..................................................  $          3.2      $        73.7
                                                                               =================   ==================

        Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Impaired mortgage loans with investment valuation allowances...........  $         17.8      $        59.1
       Impaired mortgage loans without investment valuation allowances........              .1                4.0
                                                                               -----------------   -----------------
       Recorded investment in impaired mortgage loans.........................            17.9               63.1
       Investment valuation allowances........................................            (7.3)              (7.1)
                                                                               -----------------   -----------------
       Net Impaired Mortgage Loans............................................  $         10.6      $        56.0
                                                                               =================   =================

        During 2006, 2005 and 2004, AXA Equitable's Closed Block's average recorded investment in impaired mortgage loans was $59.9 million, $61.4 million and $62.6 million, respectively. Interest income recognized on these impaired mortgage loans totaled $3.3 million, $4.1 million and $4.7 million for 2006, 2005 and 2004, respectively.

        Valuation allowances amounted to $7.3 million and $7.1 million on mortgage loans on real estate at December 31, 2006 and 2005, respectively. Writedowns of fixed maturities amounted to $1.4 million, $7.7 million and $10.8 million for 2006, 2005 and 2004, respectively.

        MONY Life Closed Block
        ----------------------

        Summarized financial information for the MONY Life Closed Block is as follows:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                   2006                  2005
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)
       CLOSED BLOCK LIABILITIES:
       Future policy benefits, policyholders' account balances and other....   $    7,202.8         $    7,332.4
       Policyholder dividend obligation.....................................          109.6                142.5
       Other liabilities....................................................           35.6                 31.0
                                                                              ----------------     -----------------
       Total Closed Block liabilities.......................................        7,348.0              7,505.9
                                                                              ----------------     -----------------

       ASSETS DESIGNATED TO THE CLOSED BLOCK:
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $4,277.6 and $4,399.0)..........................        4,237.2              4,397.8
       Mortgage loans on real estate........................................          692.4                560.1
       Policy loans.........................................................          977.9              1,003.7
       Cash and other invested assets.......................................           54.7                135.8
       Other assets.........................................................          333.9                295.1
                                                                              ----------------     -----------------
       Total assets designated to the Closed Block..........................        6,296.1              6,392.5
                                                                              ----------------     -----------------

       Excess of Closed Block liabilities over assets designated to
         the Closed Block ..................................................        1,051.9              1,113.4
       Amounts included in accumulated other comprehensive income:
           Net unrealized investment losses, net of policyholder
           dividend obligation of $40.3 and $1.2............................            -                    -
       Maximum Future Earnings To Be Recognized From
                                                                              ----------------     -----------------
         Closed Block Assets and Liabilities................................   $    1,051.9         $    1,113.4
                                                                              ================     =================

        MONY Life Closed Block revenues and expenses follow:

                                                                                                       Six Months
                                                                                                          Ended
                                                                                                      December 31,
                                                                   2006              2005                 2004
                                                              ---------------  -----------------   --------------------
                                                                                   (IN MILLIONS)

        REVENUES:
        Premiums and other income............................ $      363.0      $       410.0       $      229.9
        Investment income (net of investment
           expenses of $6.3, $5.8, and $2.9).................        342.0              340.9              172.3
        Investment (losses) gains, net.......................         (2.0)              (3.9)              13.1
                                                              ---------------  -----------------   --------------------
        Total revenues.......................................        703.0              747.0              415.3
                                                              ---------------  -----------------   --------------------

        BENEFITS AND OTHER DEDUCTIONS:
        Policyholders' benefits and dividends................        604.5              644.8              362.8
        Other operating costs and expenses...................          4.0                4.5                2.6
                                                              ---------------  -----------------   --------------------
        Total benefits and other deductions..................        608.5              649.3              365.4
                                                              ---------------  -----------------   --------------------

        Net revenues before income taxes.....................         94.5               97.7               49.9
        Income tax expense...................................        (33.0)             (34.2)             (17.4)
                                                              ---------------  -----------------   --------------------
        Net Revenues......................................... $       61.5      $        63.5       $       32.5
                                                              ===============  =================   ====================

        Reconciliation of the MONY Life policyholder dividend obligation is as follows:

                                                                                   2006                  2005
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)

       Balance, beginning of year...........................................   $      142.5         $      250.8
       Applicable to net revenues...........................................            6.2                 (4.1)
       Unrealized investment losses.........................................          (39.1)              (104.2)
                                                                              ----------------     -----------------
       Balance, End of Year.................................................   $      109.6         $      142.5
                                                                              ================     =================

        Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Impaired mortgage loans with investment valuation allowances...........  $          -        $         -
       Impaired mortgage loans without investment valuation allowances........              .2                 .8
                                                                               -----------------   -----------------
       Recorded investment in impaired mortgage loans.........................              .2                 .8
       Investment valuation allowances........................................             -                  -
                                                                               -----------------   -----------------
       Net Impaired Mortgage Loans............................................  $           .2      $          .8
                                                                               =================   =================

        During 2006, 2005 and six months ended December 31, 2004, MONY Life's Closed Block's average recorded investment in impaired mortgage loans was $.6 million, $1.1 million and $1.6 million, respectively. Interest income recognized on these impaired mortgage loans totaled zero, $.1 million and $.1 million for 2006, 2005 and 2004, respectively.

        There were no valuation allowances on mortgage loans on real estate at December 31, 2006 and 2005. Writedowns of fixed maturities amounted to $4.7 million, $2.5 million and $.3 million for 2006, 2005 and six months ended December 31, 2004, respectively.

7)      CONTRACTHOLDER BONUS INTEREST CREDITS

        Changes in the deferred asset for contractholder bonus interest credits are as follows:

                                                                                           DECEMBER 31,
                                                                               --------------------------------------
                                                                                     2006                2005
                                                                               -----------------   ------------------
                                                                                           (IN MILLIONS)

       Balance, beginning of year.............................................  $        555.0      $       461.0
       Contractholder bonus interest credits deferred ........................           155.4              142.4
       Amortization charged to income ........................................           (59.7)             (48.4)
                                                                               -----------------   ------------------
       Balance, End of Year ..................................................  $        650.7      $       555.0
                                                                               =================   ==================

8)      GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

        The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

                                                                  GMDB               GMIB               TOTAL
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Balance at January 1, 2004.........................   $        69.3      $        85.6       $      154.9
         MONY Life and MLOA balances at acquisition.......             1.1                -                  1.1
         Paid guarantee benefits..........................           (48.6)               -                (48.6)
         Other changes in reserve.........................            46.7               32.1               78.8
                                                            -----------------  -----------------   -----------------
       Balance at December 31, 2004.......................            68.5              117.7              186.2
         Paid guarantee benefits..........................           (42.7)              (2.2)             (44.9)
         Other changes in reserve.........................            90.0               58.3              148.3
                                                            -----------------  -----------------   -----------------
       Balance at December 31, 2005.......................           115.8              173.8              289.6
          Paid guarantee benefits.........................           (34.1)              (3.3)             (37.4)
          Other changes in reserve........................            82.7               58.1              140.8
                                                            -----------------  -----------------   -----------------
       Balance at December 31, 2006.......................   $       164.4      $       228.6       $      393.0
                                                            =================  =================   =================

        Related GMDB reinsurance ceded amounts were:

                                                                   GMDB
                                                            -----------------
                                                               (IN MILLIONS)

       Balance at January 1, 2004.........................   $        17.2
         MONY Life and MLOA balances at acquisition...                 (.4)
         Paid guarantee benefits ceded....................           (11.5)
         Other changes in reserve.........................             4.0
                                                            -----------------
       Balance at December 31, 2004.......................             9.3
         Paid guarantee benefits ceded....................           (12.2)
         Other changes in reserve.........................            25.8
                                                            -----------------
       Balance at December 31, 2005.......................            22.9
         Paid guarantee benefits..........................            (9.2)
         Other changes in reserve.........................            10.4
                                                            -----------------
       Balance at December 31, 2006.......................   $        24.1
                                                            =================

        The December 31, 2006 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                 RETURN
                                                   OF
                                                PREMIUM       RATCHET        ROLL-UP         COMBO           TOTAL
                                             ------------ ---------------  -------------  -------------  ---------------
                                                                       (DOLLARS IN MILLIONS)

      GMDB:
      -----
        Account values invested in:
           General Account.............     $   11,535     $      733     $      319     $       677     $   13,264
           Separate Accounts...........     $   26,570     $    9,495     $    7,653     $    23,337     $   67,055
        Net amount at risk, gross......     $      313     $      424     $    1,447     $        93     $    2,277
        Net amount at risk, net of
           amounts reinsured...........     $      312     $      276     $      883     $        41     $    1,512
        Average attained age of
           contractholders.............          49.8           61.2           64.3            61.2           53.0
        Percentage of contractholders
           over age 70.................           7.8%          21.0%          33.6%           21.1%          12.0%
        Range of contractually
           specified interest rates....            N/A            N/A          3%-6%           3%-6%

      GMIB:
      -----
        Account values invested in:
           General Account.............            N/A            N/A     $      118     $       882     $    1,000
           Separate Accounts...........            N/A            N/A     $    5,422     $    31,737     $   37,159
        Net amount at risk, gross......            N/A            N/A     $      277     $        -      $      277
        Net amount at risk, net of
           amount reinsured............            N/A            N/A     $       71     $        -      $       71
        Weighted average years
           remaining until
           annuitization...............            N/A            N/A           2.5             8.4            7.4
        Range of contractually
           specified interest rates ...            N/A            N/A          3%-6%          3%-6%

       B) Separate Account Investments by Investment Category Underlying GMDB
          -------------------------------------------------------------------
          and GMIB Features
          -----------------

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                    DECEMBER 31,       December 31,
                                                                                        2006               2005
                                                                                   ----------------  ------------------
                                                                                              (IN MILLIONS)

        GMDB:
        -----
        Equity..................................................................    $   45,083        $    38,207
        Fixed income............................................................         4,824              4,817
        Balanced................................................................        14,927              9,193
        Other...................................................................         2,221              1,919
                                                                                   ----------------  ------------------
        Total...................................................................    $   67,055        $    54,136
                                                                                   ================  ==================

        GMIB:
        -----
        Equity..................................................................    $   22,966        $    17,668
        Fixed income............................................................         2,756              2,642
        Balanced................................................................        10,442              5,852
        Other...................................................................           995                685
                                                                                   ----------------  ------------------
        Total...................................................................    $   37,159        $    26,847
                                                                                   ================  ==================

       C) Hedging Programs for GMDB and GMIB Features
          -------------------------------------------

       In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At December 31, 2006, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $41,597 million and $52 million, respectively, with the GMDB feature and $24,409 million and zero, respectively, with the GMIB feature.

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

       The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                                     REINSURANCE
                                                               DIRECT LIABILITY         CEDED                 NET
                                                              -------------------  ------------------  ------------------
                                                                                    (IN MILLIONS)

        Balance at January 1, 2004.........................    $       37.4         $        -         $        37.4
          Impact of adoption of SOP 03-1...................           (23.4)                 -                 (23.4)
          MONY Life and MLOA balances at acquisition...                  .5                  -                    .5
          Other changes in reserves........................             6.5                  -                   6.5
                                                              -------------------  ------------------  ------------------
        Balance at December 31, 2004.......................            21.0                  -                  21.0
           Other changes in reserves.......................            14.0                  -                  14.0
                                                              -------------------  ------------------  ------------------
        Balance at December 31, 2005.......................            35.0                  -                  35.0
           Other changes in reserves.......................            31.8                  -                  31.8
                                                              -------------------  ------------------  ------------------
        Balance at December 31, 2006.......................    $       66.8         $        -         $        66.8
                                                              ===================  ==================  ==================

9)      REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

        The Insurance Group reinsures most of its new variable life, universal life and term life policies on an excess of retention basis. The Insurance Group maintains a maximum retention on single-life policies of $25 million and on second-to-die policies of $30 million, again with any excess being 100% reinsured. For certain segments of its business, the Insurance Group ceded a proportional share of its mortality risk, as follows: 40% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis. In addition, for business underwritten by USFL, amounts in excess of its retention were ceded on a yearly renewable term basis; in 2006, the maximum retention amounts were $2.5 million for single-life policies and $3.0 million for second-to-die policies. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases. Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

        At December 31, 2006, AXA Financial Group had reinsured in the aggregate approximately 34% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 74.0% of its current liability exposure resulting from the GMIB feature. See Note 8 of Notes to Consolidated Financial Statements.

        Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2006 and 2005 were $117.8 million and $132.7 million, respectively. The (decrease) increase in estimated fair value was $(14.9) million, $42.7 million and $61.0 million for 2006, 2005 and 2004, respectively.

        At December 31, 2006 and 2005, respectively, reinsurance recoverables related to insurance contracts amounted to $3.33 billion and $3.22 billion. Reinsurance payables related to insurance contracts totaling $31.0 million and $29.2 million are included in other liabilities in the consolidated balance sheets at December 31, 2006 and 2005, respectively.

        The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $262.6 million and $288.4 million at December 31, 2006 and 2005, respectively.

        The Insurance Group also cedes a portion of its extended term insurance and paid up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves at December 31, 2006 and 2005 were $644.3 million and $646.1 million, respectively.

        The following table summarizes the effect of reinsurance (excluding group life and health):

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Direct premiums....................................   $     1,618.9      $     1,647.6       $    1,290.4
       Reinsurance assumed................................           197.3              171.9              183.7
       Reinsurance ceded..................................          (234.6)            (170.7)            (198.3)
                                                            -----------------  -----------------   -----------------
       Premiums...........................................   $     1,581.6      $     1,648.8       $    1,275.8
                                                            =================  =================   =================

       Universal Life and Investment-type Product
         Policy Fee Income Ceded..........................   $       152.8      $       169.3       $      134.8
                                                            =================  =================   =================
       Policyholders' Benefits Ceded......................   $       524.4      $       441.8       $      422.5
                                                            =================  =================   =================
       Interest Credited to Policyholders' Account
         Balances Ceded...................................   $        53.8      $        50.9       $       50.2
                                                            =================  =================   =================

        Individual Disability Income and Major Medical
        ----------------------------------------------

        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $93.6 million and $92.0 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, respectively, $1,407.1 million and $1,390.0 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Incurred benefits related to current year..........   $        36.0      $        35.7       $       35.2
       Incurred benefits related to prior years...........             9.9               50.4               13.2
                                                            -----------------  -----------------   -----------------
       Total Incurred Benefits............................   $        45.9      $        86.1       $       48.4
                                                            =================  =================   =================

       Benefits paid related to current year..............   $        14.2      $        14.9       $       13.0
       Benefits paid related to prior years...............            30.1               44.9               33.5
                                                            -----------------  -----------------   -----------------
       Total Benefits Paid................................   $        44.3      $        59.8       $       46.5
                                                            =================  =================   =================

10)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                   2006                  2005
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)
       Short-term debt:
       Promissory note, 5.27%...............................................   $      248.3         $      248.3
       Current portion of long-term debt....................................            -                  399.7
       AllianceBernstein commercial paper...................................          334.9                  -
                                                                              ----------------     -----------------
       Total short-term debt................................................          583.2                648.0
                                                                              ----------------     -----------------

       Long-term debt:
       AXA Financial:
         Senior Notes, 7.75%, due through 2010..............................          478.5                478.1
         Senior Notes, 6.5%, due 2008.......................................          250.0                249.8
         Senior Debentures, 7.0%, due 2028..................................          348.1                348.0
         Senior Notes, 8.35%, due 2010......................................          328.7                336.7
                                                                              ----------------     -----------------
             Total AXA Financial............................................        1,405.3              1,412.6
                                                                              ----------------     -----------------

       MONY Companies:
         Surplus Notes, 11.25%, due 2024....................................            1.9                  1.9
         Senior Notes, 4.73%, due 2017......................................            -                  300.0
                                                                              ----------------     -----------------
             Total MONY Companies...........................................            1.9                301.9
                                                                              ----------------     -----------------

       AXA Equitable:
         Surplus Notes, 7.70%, due 2015.....................................          199.8                199.8
                                                                              ----------------     -----------------
             Total AXA Equitable............................................          199.8                199.8
                                                                              ----------------     -----------------

       AllianceBernstein:
         Other..............................................................            -                    7.6
                                                                              ----------------     -----------------
             Total AllianceBernstein........................................            -                    7.6
                                                                              ----------------     -----------------

       Total long-term debt.................................................        1,607.0              1,921.9
                                                                              ----------------     -----------------

       Total Short-term and Long-term Debt..................................   $    2,190.2         $    2,569.9
                                                                              ================     =================

        Short-term Debt
        ---------------

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

        AXA Equitable has a $350.0 million, one-year promissory note, of which $101.7 million is included within Wind-up Annuities. The promissory note, which matures in March 2007, is related to wholly owned real estate. Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually.

        At December 31, 2006 and 2005, AXA Financial Group had pledged real estate of $326.0 million and $320.8 million, respectively, as collateral for certain short-term debt.

        In August 2001, AllianceBernstein issued $400.0 million 5.625% notes pursuant to a shelf registration statement that originally permitted AllianceBernstein to issue up to $600.0 million in senior debt securities. AllianceBernstein currently has $200.0 million available under the shelf registration statement for future issuances. The proceeds from the AllianceBernstein notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes. The AllianceBernstein notes matured in August 2006. AllianceBernstein used cash flow from operations as well as proceeds from the issuance of commercial paper to retire the notes at maturity.

        In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for AllianceBernstein's commercial paper program, which increased from $425.0 million to $800.0 million in May 2006. Under the revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal Funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. AllianceBernstein was in compliance with the covenants as of December 31, 2006.

        As of December 31, 2006, AllianceBernstein maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

        In 2006, SCB LLC entered into four separate uncommitted credit facility agreements with various banks, each for $100.0 million. As of December 31, 2006, there were no amounts outstanding under these credit facilities. During the first quarter 2007, SCB LLC increased three of the agreements to $200.0 million each and entered into an additional agreement for $100.0 million with a new bank.

        Long-term Debt
        --------------

        At December 31, 2006, AXA Financial Group was not in breach of any debt covenants.

        In April 2002, MONY Holdings, LLC ("MONY Holdings"), then a wholly owned subsidiary of MONY, issued $300.0 million of floating rate insured debt securities (the "Insured Notes") through a structured financing tied to the performance of MONY Life's Closed Block. Maturing on January 21, 2017, the Insured Notes were to pay interest only through January 21, 2008, at which time principal payments would begin based on an amortization schedule. Interest was payable quarterly at an annual rate equal to three month LIBOR plus 55 BPs. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, fixing the interest rate at 6.44%. When the 75 BPs for the cost of insurance to guarantee the scheduled principal and interest payments and the debt issuance costs are added, the annual cost of the Insured Notes was 7.36%. On April 21, 2006, AXA Financial prepaid the $300.0 million Insured Notes for $319.3 million, which included principal, accrued interest, bond call premium and swap settlement payments using funds borrowed from AXA and available cash.

11)     RELATED PARTY TRANSACTIONS

        In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

        In July 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively. The $1.28 billion in proceeds from these borrowings were used to fund the MONY Acquisition. The Subordinated Notes have a maturity date of July 15, 2019 and a floating interest rate, which resets semiannually on July 15 and January 15. Concurrently, AXA Financial entered into an interest rate swap with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years. Including the impact of the swap, the 2006, 2005 and 2004 interest cost related to the Subordinated Notes totaled approximately $84.4 million, $73.4 million and $32.2 million, respectively.

        In December 2004, AXA Financial issued Subordinated Notes to AXA in the amount of $200.0 million. The proceeds from this borrowing were used to fund the acquisition of additional AllianceBernstein Units. The Subordinated Notes matured on June 20, 2006. During 2006, AXA Financial repaid the Subordinated Notes.

        The $319.3 million prepayment of the Insured Notes was funded with $260.0 million borrowed from AXA and available cash. The AXA borrowing matures in April 2011 and has a floating rate of interest that resets semi-annually. During 2006, AXA Financial repaid the $260.0 million, borrowing.

        In December 2005, AXA Financial issued a note to AXA in the amount of $100.0 million with an interest rate of 5.23% and matured on June 13, 2006. The proceeds from this borrowing were used to pay for the exercise of the call options on AXA ADRs to fund employee stock benefit plans. During 2006, AXA Financial repaid the $100.0 million note.

        Various AXA affiliates cede a portion of their life and health insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer. AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable on a one-year term basis. Premiums earned in 2006 under this arrangement totaled approximately $1.1 million.

        AXA Financial, AXA Equitable, MONY Life and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. Payments by AXA Financial Group to AXA under such agreements totaled approximately $29.9 million, $33.8 million and $31.6 million in 2006, 2005 and 2004, respectively. Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $27.9 million, $36.2 million and $39.2 million in 2006, 2005 and 2004, respectively. Included in the payments by AXA and AXA affiliates to AXA Financial Group are $12.6 million, $12.7 million and $12.7 million from AXA Tech, which represent the net amount of payments resulting from services and facilities provided by AXA Financial Group to AXA Tech of $111.0 million, $110.9 million and $106.4 million less the payments for services provided by AXA Tech to AXA Financial Group of $98.4 million, $98.2 million and $93.7 million for 2006, 2005 and 2004, respectively.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein. These revenues are described below:

                                                                   2006               2005               2004
                                                             -----------------   ----------------  ------------------
                                                                                  (IN MILLIONS)

        Investment advisory and services fees..............   $       840.5       $       728.5     $        744.7
        Distribution revenues..............................           421.0               397.8              447.3
        Other revenues - shareholder servicing fees........            97.2                99.3              116.0
        Other revenues - other.............................             6.9                 8.0                8.8
        Institutional research services....................             1.4                 3.5                5.3

12)     EMPLOYEE BENEFIT PLANS

        AXA Financial Group (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. These pension plans are non-contributory and their benefits are based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein's benefits are based on years of credited service, average final base salary and primary social security benefits. AXA Financial Group uses a December 31 measurement date for its pension and postretirement plans.

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

        Generally, AXA Financial Group's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA"). AXA Financial Group made cash contributions of $4.4 million in 2006. No significant cash contributions to AXA Financial Group's qualified plans are expected to be required to satisfy their minimum funding requirements for 2007.

        Components of net periodic pension expense for AXA Financial Group's qualified and non-qualified plans including MONY's qualified and non-qualified plans since its date of the MONY Acquisition were as follows:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Service cost.......................................   $        57.0      $        54.9       $       47.5
       Interest cost on projected benefit obligations.....           174.4              178.1              161.5
       Expected return on assets..........................          (217.3)            (207.1)            (187.3)
       Net amortization and deferrals.....................           100.3               97.3               79.1
                                                            -----------------  -----------------   -----------------
       Net Periodic Pension Expense.......................   $       114.4      $       123.2       $      100.8
                                                            =================  =================   =================

       The plans' projected benefit obligations under AXA Financial Group's qualified and non-qualified plans were comprised of:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Benefit obligations, beginning of year................................   $     3,407.4       $    3,156.8
       Service cost..........................................................            50.0               48.9
       Interest cost.........................................................           174.4              178.1
       Actuarial (gains) losses .............................................          (131.6)             219.2
       Benefits paid.........................................................          (225.6)            (195.6)
                                                                               -----------------   -----------------
       Benefit Obligations, End of Year......................................   $     3,274.6       $    3,407.4
                                                                               =================   =================

        At December 31, 2006, AXA Financial Group adopted SFAS No. 158, requiring recognition, in the consolidated balance sheet, of the funded status of its defined benefit pension plans, measured as the difference between plan assets at fair value and the projected benefit obligations. The following table discloses the change in plan assets and the reconciliation of the funded status of AXA Financial Group's qualified and non-qualified pension plans to amounts included in the accompanying consolidated balance sheets:

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       2006               2005
                                                                                  ----------------  -----------------
                                                                                            (IN MILLIONS)
       Plan assets at fair value, beginning of year.............................. $    2,671.1       $     2,530.0
       Actual return on plan assets..............................................        339.8               233.1
       Contributions.............................................................          4.4                78.7
       Benefits paid and fees....................................................       (203.8)             (170.7)
                                                                                  ----------------  -----------------
       Plan assets at fair value, end of year....................................      2,811.5             2,671.1
       Projected benefit obligations.............................................      3,274.6             3,407.4
                                                                                  ----------------  -----------------
       Underfunding of plan assets over projected benefit obligations............       (463.1)             (736.3)
       Unrecognized prior service cost...........................................          -                  (3.1)
       Unrecognized net loss from past experience different
         from that assumed.......................................................          -               1,203.3
       Unrecognized net asset at transition......................................          -                  (1.1)
       Additional minimum pension liability......................................          -                (141.2)
                                                                                  ----------------  -----------------
       (Accrued) Prepaid Pension Cost, Net....................................... $     (463.1)      $       321.6
                                                                                  ================  =================

        Prepaid and accrued pension costs were $135.6 million and $598.7 million, respectively, at December 31, 2006 and $868.3 million and $546.7 million, respectively, at December 31, 2005. The additional minimum pension liability at December 31, 2005 is reflected in AXA Financial Group's consolidated balance sheet as an intangible asset to the extent of unrecognized prior service cost of $21.3 million, with the remainder recognized as a reduction of shareholder's equity, net of tax, of $77.9 million, respectively. The aggregate projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $653.1 million and $54.4 million, respectively, at December 31, 2006, and $3,407.4 million and $2,671.1 million, respectively, at December 31, 2005. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $572.5 million and $54.4 million, respectively, at December 31, 2006, and $583.2 million and $48.7 million, respectively, at December 31, 2005. The accumulated benefit obligations for all defined benefit pension plans were $3,089.2 million and $3,188.7 million at December 31, 2006 and 2005, respectively.

        The following table illustrates the incremental line-by-line effect of applying SFAS No. 158 for the pension plans in the December 31, 2006 consolidated balance sheet:

                                                                 Before                                 After
                                                              Application                            Application
                                                                of SFAS                                of SFAS
                                                                 No.158           Adjustments           No.158
                                                            -----------------  -----------------   -----------------
                                                                                 (In Millions)
       Goodwill and other intangible assets, net..........   $      4,885.4     $       (16.5)      $     4,868.9
       Other assets ......................................          4,094.8            (681.7)            3,413.1
       Total assets.......................................        169,443.9            (698.2)          168,745.7
       Income taxes payable...............................          2,386.8            (264.7)            2,122.1
       Other liabilities..................................          4,975.2              60.9             5,036.1
       Minority interest in equity of
         consolidated subsidiaries........................          1,634.5              (2.9)            1,631.6
       Total liabilities..................................        158,933.8            (206.7)          158,727.1
       Accumulated other comprehensive loss...............            112.6            (491.5)             (378.9)
       Total shareholder's equity.........................         10,510.1            (491.5)           10,018.6

        The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2006 that have not yet been recognized as components of net periodic pension cost:

                                                                                                  DECEMBER 31,
                                                                                                      2006
                                                                                              ----------------------
                                                                                                  (IN MILLIONS)
       Unrecognized net actuarial loss ......................................................  $       853.2
       Unrecognized prior service cost (credit)..............................................           (2.3)
       Unrecognized net transition obligation (asset)........................................            (.8)
                                                                                              ----------------------
            Total ...........................................................................  $       850.1
                                                                                              ======================

        The estimated net loss, prior service cost, and net transition asset to be reclassified from accumulated other comprehensive income and recognized as components of net periodic pension cost over the next year are $70.1 million, $.8 million, and zero, respectively. The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets for the qualified plans of AXA Financial Group at December 31, 2006 and 2005.

                                                                            DECEMBER 31,
                                                         --------------------------------------------------------
                                                                    2006                        2005
                                                         --------------------------------------------------------
                                                              ESTIMATED                     Estimated
                                                              FAIR VALUE        %           Fair Value      %
                                                         ------------------- -------  ------------------- --------
                                                                           (DOLLARS IN MILLIONS)

       Corporate and government debt securities........    $       469.4      16.7    $      542.2           20.3
       Equity securities...............................          2,084.9      74.2         1,825.2           68.3
       Equity real estate .............................            245.5       8.7           221.8            8.3
       Short-term investments..........................             11.7        .4            81.9            3.1
                                                         ------------------- -------  ------------------- --------
       Total Plan Assets...............................    $     2,811.5     100.0    $    2,671.1          100.0
                                                         =================== =======  =================== ========

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

        The assumed discount rates for measurement of the benefit obligations at December 31, 2006 and 2005 each reflect the rates at which pension benefits then could be effectively settled. Specifically at December 31, 2006, projected nominal cash outflows to fund expected annual benefits payments under AXA Financial's and MONY's qualified and non-qualified pension and postretirement benefit plans were discounted using a published high-quality bond yield curve. The discount rate of 5.75% disclosed below as having been used to measure the benefits obligation at December 31, 2006 represents the level equivalent discount rate that produces the same present value measure of the benefits obligation as the aforementioned discounted cash flow analysis. The following table discloses the weighted-average assumptions used to measure AXA Financial Group's pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2006 and 2005.

                                                                                       AXA FINANCIAL GROUP
                                                                                    ---------------------------
                                                                                       2006            2005
                                                                                    ----------    -------------
       Discount rate:
         Benefit obligation...............................................            5.75%          5.25%
         Periodic cost....................................................            5.25%          5.75%

       Rate of compensation increase:
         Benefit obligation and periodic cost.............................            6.00%          6.00%

       Expected long-term rate of return on plan assets (periodic cost)...            8.50%          8.50%

        As noted above, the qualified pension plans' target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate. Management reviewed the historical investment returns and future expectation for returns from these asset classes to conclude that a long-term expected rate of return of 8.5% is reasonable.

        Prior to 1987, the qualified plan of AXA Equitable funded participants' benefits through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $20.3 million, $21.7 million and $23.2 million for 2006, 2005 and 2004, respectively.

        In addition to the pension plans described above, the AXA Financial Group maintains a number of qualified defined contribution plans, including the 401(k) Plan. Certain financial professionals of AXA Advisors who were formerly financial professionals of MONY Life participate in a qualified money purchase pension plan and non-qualified excess defined contribution plans. The aggregate cost recognized for these plans in the consolidated financial statements of AXA Financial Group for the years 2006 and 2005 amounted to $33.5 million and $26.2 million, respectively.

        AXA Financial Group provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from AXA Financial Group based on years of service and age. The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others. AXA Financial Group continues to fund the postretirement benefits costs for these plans on a pay-as-you-go basis. For 2006, 2005 and 2004, postretirement benefits payments were made in the amounts of $53.1 million, $48.1 million and $35.0 million, respectively, net of employee contributions.

        Components of AXA Financial Group's net postretirement benefits costs follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Service costs......................................   $         6.4      $         7.1       $        5.6
       Interest cost on accumulated postretirement
         benefits obligation..............................            35.5               37.3               36.7
       Amortization of unrecognized prior service cost....             -                 (6.6)              (6.0)
       Net amortization and deferrals.....................             9.3                9.9               11.6
       Curtailment gain...................................           (45.4)               -                  -
       Plan recalculation adjustment (1)..................             -                 28.5                -
       Other..............................................            (5.4)               -                  -
                                                            -----------------  -----------------   -----------------
       Net Periodic Postretirement Benefits Costs.........   $          .4      $        76.2       $       47.9
                                                            =================  =================   =================

       (1) Included an adjustment in third quarter 2005 of the survivor income benefits liability related to prior periods.

        On March 16, 2006, AXA Financial announced that, effective December 31, 2006, active participants no longer will earn additional age and/or service credits toward the cost sharing rules for retiree health coverage. New hires on or after March 16, 2006 will not be eligible for any company subsidy towards retiree health coverage. As a result, AXA Financial recognized a one-time curtailment gain of $45.4 million in first quarter 2006 and a reduction in the aggregate accumulated postretirement benefits obligation of its retiree medical plans of approximately $15.4 million. This reduction resulted from remeasurement of the benefits obligations coincident with the announcement of the changes in benefits entitlements and is accounted for prospectively as unrecognized prior service cost in a manner similar to a plan amendment. In second quarter 2006, AXA Financial recognized a $12.9 million reduction in the net liability for retiree life insurance for claim payments not previously reflected. There was no change in the projected benefit obligation.

        The following table sets forth the postretirement benefits plans' status, reconciled to amounts recognized in AXA Financial Group's consolidated financial statements:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Accumulated postretirement benefits obligation,
         beginning of year....................................................  $       704.6       $      699.1
       Service cost...........................................................            6.4                7.1
       Interest cost..........................................................           35.5               37.3
       Contributions and benefits paid........................................          (48.9)             (48.1)
       Medicare Part D Subsidy................................................           (4.3)               -
       Actuarial (gains) losses ..............................................          (34.9)             (12.3)
       Plan amendments........................................................          (15.4)              21.5
       Plan recalculation adjustment(1).......................................            7.5                -
                                                                               -----------------   -----------------
       Accumulated postretirement benefits obligation, end of year............          650.5              704.6
                                                                               -----------------   -----------------
       Unrecognized prior service cost........................................                              45.1
       Unrecognized net loss from past experience different
         from that assumed and from changes in assumptions....................            -               (185.2)
                                                                               -----------------   -----------------
       Accrued Postretirement Benefits Cost...................................  $       650.5       $      564.5
                                                                               =================   =================

       (1) Included an adjustment in 2006 of the postretirement liability related to prior periods.

       The following table illustrates the incremental line-by-line effect of applying SFAS No. 158 for these plans in the December 31, 2006 consolidated balance sheet:

                                                                 Before                                 After
                                                              Application                            Application
                                                                of SFAS                                of SFAS
                                                                 No.158          Adjustments            No.158
                                                            -----------------  -----------------   -----------------
                                                                                 (In Millions)

       Income taxes payable...............................   $     2,170.7      $       (48.6)      $    2,122.1
       Other liabilities .................................         4,897.3              138.8            5,036.1
       Total liabilities..................................       158,636.9               90.2          158,727.1
       Accumulated other comprehensive income.............          (288.7)             (90.2)            (378.9)
       Total shareholder's equity.........................        10,108.8              (90.2)          10,018.6

        The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2006 that have not yet been recognized as components of net periodic postretirement benefits cost.

                                                                                                  DECEMBER 31,
                                                                                                      2006
                                                                                              ----------------------
                                                                                                  (IN MILLIONS)
       Unrecognized net actuarial loss.......................................................  $       151.4
       Unrecognized prior service cost (credit)..............................................          (12.6)
       Unrecognized net transition obligation (asset)........................................            -
                                                                                              ----------------------
            Total............................................................................  $       138.8
                                                                                              ======================

        The estimated net gain and negative prior service cost to be reclassified from accumulated other comprehensive income and recognized as components of net periodic postretirement benefit cost over the next year are $8.6 million and $1.2 million, respectively.

        The assumed discount rates for measuring the postretirement benefit obligations at December 31, 2006 and 2005 were determined in substantially the same manner as earlier described for measuring the pension benefit obligations. The following table discloses the weighted-average assumptions used to measure AXA Financial Group's postretirement benefit obligations and related net periodic cost at and for the years ended December 31, 2006 and 2005.

                                                                                     2006                2005
                                                                               -----------------    ----------------
       Discount rate:
           Benefit obligation.............................................          5.75%                5.25%
           Periodic cost..................................................          5.25%                5.75%

        In 1993 and 1992, AXA Financial and MONY, respectively, announced a limit on the amount that would be contributed toward retiree healthcare. AXA Financial's contribution limit was reached in 2003, and MONY's limit was reached in 2002. Thus, for 2004, no healthcare cost trend was assumed since it had no material effect on the liability or expense of the postretirement healthcare plans. In 2005 and 2006, the postretirement healthcare plans of AXA Financial and MONY reflected an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend. Since the subsidy is used to offset the plans' obligations, an increase in the healthcare cost trend rate results in a decrease in the liability and the corresponding expense. For AXA Financial, if the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2006 would be decreased by 1.6% and the sum of the service cost and interest cost would be a decrease of 1.5%. For MONY, if the healthcare cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2006 would be decreased by 1.5% and a decrease of 1.2% on the sum of the service cost and interest cost.

        AXA Financial Group sponsors a post-employment health and life insurance continuation plan for disabled former employees. The accrued liabilities for these post-employment benefits were $20.1 million and $39.7 million, respectively, at December 31, 2006 and 2005. Components of net post-employment benefits cost follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Service cost ......................................   $         6.0      $         5.8       $        7.2
       Interest cost on projected benefit obligations.....             1.3                1.8                2.2
       Net amortization and deferrals.....................             -                  -                   .1
       Plan recalculation adjustment (1)..................           (12.1)               -                  -
                                                            -----------------  -----------------   -----------------
       Net Periodic Post-employment Benefits Cost.........   $        (4.8)     $         7.6       $        9.5
                                                            =================  =================   =================

       (1) Included an adjustment in 2006 of the post-employment liability related to prior periods.

       The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2007, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2006 and include benefits attributable to estimated future employee service.

                                                                    POSTRETIREMENT BENEFITS
                                          -------------------------------------------------------------------------
                                                                                  HEALTH
                                                         ----------------------------------------------------------
                                                            GROSS             ESTIMATED               NET
                               PENSION        LIFE          ESTIMATED        MEDICARE PART D         ESTIMATED
                              BENEFITS      INSURANCE        PAYMENT             SUBSIDY              PAYMENT
                             ------------ -------------- ----------------- --------------------  ------------------
                                                                   (IN MILLIONS)
       2007............... $     227.6  $      24.2     $      35.2      $       5.0           $      30.2
       2008...............       237.9         24.5            34.4              5.4                  29.0
       2009...............       248.3         24.9            33.5              5.9                  27.6
       2010...............       244.0         25.1            32.6              6.3                  26.3
       2011...............       245.9         25.4            31.5              6.8                  24.7
       Years 2012 - 2016..     1,267.9        128.2           137.1             41.4                  95.7

        AllianceBernstein maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of AXA Financial Group, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, AllianceBernstein adopted the SCB Deferred Compensation Award Plan ("SCB Plan") and agreed to invest $96.0 million per annum for three years to fund purchases of AllianceBernstein Holding L.P. ("AllianceBernstein Holding") units or an AllianceBernstein sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them. AXA Financial Group has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $243.8 million, $186.2 million and $146.7 million for 2006, 2005 and 2004, respectively.

13)     SHARE-BASED AND OTHER COMPENSATION PROGRAMS

        For 2006, AXA Financial Group recognized $41.8 million of compensation costs under SFAS No. 123(R) for employee stock options, including $27.6 million resulting from unvested awards at January 1, 2006. On March 31, 2006, 3.8 million nonstatutory stock options to purchase AXA ordinary shares were awarded under The AXA Stock Option Plan for AXA Financial Employees and Associates, of which approximately 2.6 million have a four year graded vesting schedule, with one-third vesting on each of the second, third and fourth anniversaries of the grant date and approximately 1.2 million have a 4-year cliff-vesting term. The cost of that award is attributed over the shorter of the employees' four year service-vesting term or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. All of the options granted on March 31, 2006 have a 10-year contractual term. Information about options outstanding and exercisable at December 31, 2006 also is presented. The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") is approximately
        124.5 million less the number of shares issued pursuant to option grants under The AXA

        Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan). A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2006 follows:

                                                                     Options Outstanding
                           ----------------------------------------------------------------------------------------------------
                                  AXA Ordinary Shares                     AXA ADRs              AllianceBernstein Holding Units
                           --------------------------------   -------------------------------   -------------------------------
                                                Weighted                          Weighted                         Weighted
                               Number           Average           Number           Average          Number          Average
                             Outstanding        Exercise        Outstanding       Exercise       Outstanding       Exercise
                            (In Millions)        Price         (In Millions)        Price        (In Millions)       Price
                           --------------   ---------------   ---------------  --------------   ---------------  --------------
Options outstanding at
  January 1, 2006........          3.5      (euro)   20.87             38.6     $     24.06             7.5       $      40.45
Options granted..........          4.0      (euro)   28.40               .7     $     23.26             -  (2)    $      65.02
Options exercised........          -                                   (9.1)    $     22.08            (2.6)      $      38.40
Options forfeited, net...          (.1)     (euro)    -                (3.4)    $     33.57             (.1)      $      38.19
Options expired..........          -                                    -                               -
                           --------------                     ---------------                   ---------------
Options Outstanding at
  December 31, 2006......          7.4      (euro)   24.82             26.8     $     23.40             4.8       $      41.62
                           ==============   ===============   ===============  ==============   ===============  ==============
Aggregate Intrinsic
  Value(1)...............                   (euro)   43.2                       $    463.1                        $     186.9
                                            ===============                    ==============                    ==============
Weighted Average
  Remaining Contractual
  Term (in years)........          8.90                                 4.40                            4.37
                           ==============                     ===============                   ===============
Options Exercisable at
  December 31, 2006......          -                  -                20.2     $     23.40             4.4       $      42.24
                           ==============   ===============   ===============  ==============   ===============  ==============
Aggregate Intrinsic
  Value(1)...............                             -                         $    342.4                        $     169.3
                                            ===============                    ==============                    ==============
Weighted Average
  Remaining Contractual
  Term (in years)........          -                                    3.39                            4.30
                           ==============                     ===============                   ===============

        (1) Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2006 of the respective underlying shares over the strike prices of the option awards.

        (2) AllianceBernstein grants totaled 9,712 units in 2006.

        Cash proceeds received from employee exercises of options to purchase AXA ADRs in 2006 was $201.3 million. The intrinsic value related to employee exercises of options to purchase AXA ADRs during 2006, 2005 and 2004 were $132.1 million, $68.3 million and $18.8 million, respectively, resulting in amounts currently deductible for tax purposes of $44.9 million, $22.9 million and $6.2 million, respectively, for the periods then ended. Under SFAS No. 123(R), $34.8 million windfall tax benefits resulted from employee stock option exercises during 2006.

        At December 31, 2006, AXA Financial held 9.3 million AXA ADRs in treasury at a weighted average cost of approximately $24.00 per ADR, of which approximately 9.0 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately .3 million units was available for general corporate purposes, including funding other stock-based compensation programs. These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options. Remaining outstanding and unexercised at December 31, 2006 are call options to purchase 8.9 million AXA ADRs at strike prices ranging from $30.41 to $32.37, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised. These call options expire on November 23, 2009. During 2006, AXA Financial utilized approximately 5.6 million AXA ADRs from treasury to fund exercises of employee stock options. Employee options outstanding at December 31, 2006 to purchase AXA ordinary shares begin to become exercisable in March 2007 and their future exercises are expected to be funded by newly issued AXA ordinary shares.

        Prior to adoption of SFAS No. 123(R), AXA Financial Group had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the consolidated statement of earnings in 2005 and 2004. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by AXA Financial Group under the fair-value-based method of SFAS No. 123, "Accounting for Stock-Based Compensation". These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods and do not include estimates of pre-vesting forfeitures.

                                                                                   2005                  2004
                                                                              ----------------     -----------------
                                                                                          (In Millions)
       Net income as reported...............................................   $    1,073.8         $      944.9
       Less: total stock-based employee compensation
         expense determined under fair value method for
         all awards, net of income tax benefit..............................          (23.4)               (25.0)
                                                                              ----------------     -----------------
       Pro Forma Net Earnings...............................................   $    1,050.4         $      919.9
                                                                              ================     =================

        For the purpose of estimating the fair value of employee stock option awards granted on or after January 1, 2006, AXA Financial Group continues to apply the Black-Scholes-Merton formula and the same methodologies for developing the input assumptions as previously had been used to prepare the pro forma disclosures required by SFAS No. 123. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2006, 2005 and 2004, respectively. For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, AXA Financial Group elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual one-third of the options vesting on the second, third and fourth anniversaries of the grant date.

                                      AXA Ordinary                                          AllianceBernstein
                                         Shares                   AXA ADRs                    Holding Units
                                  ----------------------     ---------------------     ------------------------------
                                     2006      2005            2005       2004           2006      2005      2004
                                   ---------------------     ---------------------     ------------------------------
       Dividend yield............   3.48%      3.15%           3.01%     2.24%            6%       6.2%      3.5%

       Expected volatility.......    28%        25%             25%       43%             31%       31%       32%

       Risk-free interest rate...   3.77%      3.09%           4.27%     2.86%           4.9%      3.7%      4.0%

       Expected life in years....    5.0        5.0             5.0       5.0             6.5       3.0       5.0

       Weighted average fair
         value per option at
         grant date..............   $7.45      $4.30           $4.85     $6.94          $12.35     $7.04     $8.00

        As of December 31, 2006, approximately $32.3 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by AXA Financial Group over a weighted average period of 1.8 years.

        Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries. Generally, all outstanding restricted AXA ADR grants have a 7-year vesting schedule with potential accelerated vesting based on performance. Under The Equity Plan for Directors (the "Equity Plan"), AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually. Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent directors of its General Partner. In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds. For 2006, 2005 and 2004 AXA Financial Group recognized compensation costs of $7.4 million, under SFAS No. 123(R) and $13.9 million and $14.5 million, respectively, under APB No. 25 for awards outstanding under these plans. Consistent with existing practice of AXA Financial Group prior to adoption of SFAS No. 123(R), grant-date fair value continues to be measured by the closing price of the shares awarded and the result generally is attributed over the shorter of the performance period, the requisite service period, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

        At December 31, 2006, approximately 60,692 restricted AllianceBernstein Holding units outstanding under the Century Club Plan remain unvested. At December 31, 2006, approximately $2.1 million of recognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 1.6 years. Restricted AXA ADRs vested in 2006, 2005 and 2004 had aggregate vesting date fair values of approximately $13.5 million, $19.2 million and $12.7 million, respectively. In 2005, 244,790 restricted AXA ADRs were granted having an aggregate grant-date fair value of $6.6 million. The following table summarizes unvested restricted AXA ADR activity for 2006.

                                                                                                       WEIGHTED
                                                                                  SHARES OF            AVERAGE
                                                                                  RESTRICTED          GRANT DATE
                                                                                    STOCK             FAIR VALUE
                                                                               -----------------   -----------------

       Unvested as of January 1, 2006.......................................         867,387       $         19.94
       Granted..............................................................          78,865       $         35.16
       Vested...............................................................         381,836       $         16.98
       Forfeited............................................................          50,381
                                                                               -----------------
       Unvested as of December 31, 2006.....................................         514,035       $         23.91
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

        For 2006, 2005 and 2004, AXA Financial Group recognized compensation costs of $38.3 million, under SFAS No. 123(R) and $8.1 million and $1.0 million, respectively, under APB No. 25 for performance units earned to date. Substantially similar to existing practice of AXA Financial Group prior to adoption of SFAS No. 123(R), the change in fair value of these awards in 2006 was measured by the closing price of the underlying AXA ordinary shares or AXA ADRs and adjustment was made to reflect the impact of expected and actual pre-vesting forfeitures. In addition, similar to adoption of SFAS No. 123(R) for employee stock option awards, the cost of performance units awarded on or after January 1, 2006, such as those granted on March 31, 2006, were attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2006 and 2005 was $45.8 million and $9.1 million, respectively, including incremental awards earned under the 2005 and 2004 plans from having exceeded the targeted performance criteria established in those years by 14.6% and 11.1%, respectively. Approximately 720,691 outstanding performance units are at risk to achievement of 2006 performance criteria, including approximately 50% of the award granted on March 31, 2006.

        Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options ("tandem SARs/NSOs") of then-equivalent intrinsic value. AXA Financial recorded compensation expense for these fully-vested awards of $8.6 million, $35.2 million and $16.2 million, for 2006, 2005 and 2004, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs. The value of these tandem SARs/NSOs at December 31, 2006 and 2005 was $24.9 million and $57.5 million, respectively. At December 31, 2006, 1.6 million tandem SARs/NSOs were outstanding, having weighted average remaining expected and contractual terms of 1.11 and 2.22 years, respectively, and for which the SARs component had maximum value of $24.9 million. During 2006, 2005 and 2004, respectively, approximately
        2.8 million, .7 million and zero million, of these awards were exercised at an aggregate cash-settlement value of $41.2 million, $7.5 million and zero million.

        On March 31, 2006, 59,644 Stock Appreciation Rights ("SARs") with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries. These SARs entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over
        29.22 Euros as of the date of exercise. Similar to the SARs component of the tandem SARs/NSOs, awards remaining unexercised at expiry of their 10-year contractual term will be automatically exercised on the expiration date. At December 31, 2006, .2 million SARs were outstanding, having weighted average remaining contractual term of 6.03 years. The accrued value of SARs at December 31, 2006 and 2005 was $2.9 million and $1.0 million, respectively, and recorded as liabilities in the consolidated balance sheets. For 2006, AXA Financial Group recorded compensation expense for SARs of $1.9 million, under SFAS No. 123(R) reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards. For 2005 and 2004, AXA Financial Group recorded compensation expense of $.6 million and $.03 million, respectively, under APB No. 25 reflecting the impact in those periods of the change in the market price of the underlying AXA ordinary share or AXA ADR on the value of the outstanding SARs.

        In fourth quarter 2006, eligible employees of AXA Financial's subsidiaries participated in AXA's global offering to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2006. Similar to the AXA Shareplan programs previously offered in 2001 through 2005, the plan offered two investment alternatives that, with limited exceptions, restrict the sale or transfer of the purchased shares for a period of five years. "Investment Option A" permitted participants to purchase AXA ADRs at a 20% formula discounted price. "Investment Option B" permitted participants to purchase AXA ordinary shares at a 15.21% formula discounted price on a leveraged basis with a guaranteed return of initial investment plus 75.0% of any appreciation in the value of the total shares purchased. Under SFAS No. 123(R), AXA Financial Group recognized compensation expense of $39.0 million in connection with AXA Shareplan 2006, representing the aggregate discount provided to participants for their purchase of AXA stock, as adjusted for the post-vesting, five-year holding period. No compensation expense was recorded in 2006, 2005 and 2004, respectively, in connection with shares subscribed under previous years' AXA Shareplan offerings. Participants in AXA Shareplans 2005 and 2004 primarily invested under Investment Option B for the purchase of approximately 5.7 million and
        6.8 million AXA ordinary shares, respectively. The discounted pricing offered to participants in those programs for the purchase of AXA ordinary shares under Investment Option B was 17.5% and 20%, respectively, and the appreciation percentage was 86.1% and 79.0%, respectively.

        Under SFAS No. 123(R), AXA Financial Group recognized compensation expense for payroll deductions authorized and applied in 2006 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 182,225, at an aggregate discount of $1.1 million, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally the last trading day of each month). Prior to adoption of SFAS No. 123(R) on January 1, 2006, no compensation expense was recorded in connection with this plan. Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 340,083, 381,302 and 407,715 were purchased during 2006, 2005 and 2004, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of $1.6 million, $1.3 million, and $1.2 million in 2006, 2005 and 2004, respectively.

14)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Fixed maturities...................................   $     2,326.8      $     2,330.7       $    2,091.1
       Mortgage loans on real estate......................           362.1              363.2              325.3
       Equity real estate.................................           124.8              142.9              160.6
       Other equity investments...........................           200.9              187.2              165.3
       Policy loans.......................................           316.7              317.0              286.7
       Short-term investments.............................            91.9               45.3               28.2
       Derivative investments ............................          (290.7)             (67.5)            (117.6)
       Broker-dealer related receivables .................           226.5              124.8               45.5
       Trading securities ................................            53.4               28.6               14.5
       Other investment income............................            43.4               17.1               28.4
                                                            -----------------  -----------------   -----------------

         Gross investment income..........................         3,455.8            3,489.3            3,028.0

       Investment expenses................................          (153.5)            (183.2)            (196.4)
       Interest expense...................................          (187.8)             (95.9)             (32.8)
                                                            -----------------  -----------------   -----------------

       Net Investment Income..............................   $     3,114.5      $     3,210.2       $    2,798.8
                                                            =================  =================   =================

        For 2006, 2005 and 2004, respectively, investment results on derivative positions, which were included in net investment income, included gross gains of $201.3 million $127.9 million and $47.0 million and gross losses of $492.0 million, $196.6 million and $164.4 million. For 2006 and 2005, respectively, net unrealized losses of $15.2 million and $3.7 million were recognized from floor contracts. For 2006 and 2005, net realized (losses) gains of $(249.5) million and $(140.9) million and net unrealized (losses) gains of $(37.7) million and 59.2 million were recognized from futures contracts utilized in the GMDB and GMIB hedging programs.

        In second quarter 2004, AXA Financial Group entered into a series of interest rate swaps on AXA Financial long-term debt to reduce fixed interest payments on these obligations through mid-2006, resulting in net swap (losses) revenues of $(6.2) million, $(10.5) million and $2.2 million for 2006, 2005 and 2004, respectively, reported in net investment income, including amounts accrued at December 31, 2006.

        Investment gains (losses), net, including changes in the valuation allowances, follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Fixed maturities...................................   $       (20.3)     $         6.9       $       24.3
       Mortgage loans on real estate......................             2.6                (.1)               7.5
       Equity real estate.................................             8.9                4.0               11.7
       Other equity investments...........................            21.2               31.1               30.5
       Other (1)..........................................            32.6               14.5                2.0
                                                            -----------------  -----------------   -----------------
       Investment Gains (Losses), Net.....................   $        45.0      $        56.4       $       76.0
                                                            =================  =================   =================

       (1) In 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, AXA Financial Group recorded a non-cash $33.0 million realized gain.

        Writedowns of fixed maturities amounted to $37.5 million, $38.0 million and $54.2 million for 2006, 2005 and 2004, respectively. Writedowns of mortgage loans on real estate and equity real estate were $2.4 million and zero, respectively, for 2005 and $10.6 million and $0.8 million, respectively, for 2004; there were no writedowns in 2006.

        For 2006, 2005 and 2004, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,573.5 million, $2,498.8 million and $3,864.7 million. Gross gains of $44.3 million, $58.0 million and $63.2 million and gross losses of $32.2 million, $40.2 million and $11.3 million were realized on these sales in 2006, 2005 and 2004, respectively. The change in unrealized investment (losses) gains related to fixed maturities classified as available for sale for 2006, 2005 and 2004 amounted to $(482.5) million, $(1,223.6) million and $188.4 million, respectively.

        For 2006, 2005, and 2004, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $61.4 million, $72.4 million and $77.6 million, respectively.

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

        The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Balance, beginning of year.........................   $       423.4      $       925.3       $      901.5
       Changes in unrealized investment (losses) gains....          (494.8)          (1,227.1)             168.7
       Changes in unrealized investment losses (gains)
         attributable to:
          Participating group annuity contracts,
             Closed Blocks policyholder dividend
             obligation and other.........................           134.2              289.5             (103.7)
          DAC and VOBA....................................            91.6              171.3              (22.1)
          Deferred income taxes...........................           107.8              264.4              (19.1)
                                                            -----------------  -----------------   -----------------
       Balance, End of Year...............................   $       262.2      $       423.4       $      925.3
                                                            =================  =================   =================

       Balance, end of year comprises:
          Unrealized investment gains (losses) on:
             Fixed maturities.............................   $       439.3      $       936.3       $    2,192.6
             Other equity investments.....................             5.1                2.9                1.7
             Other........................................             -                  -                (28.0)
                                                            -----------------  -----------------   -----------------
             Total........................................           444.4              939.2            2,166.3
          Amounts of unrealized investment (gains) losses
             attributable to:
               Participating group annuity contracts,
                 Closed Blocks policyholder dividend
                 obligation and other.....................            48.7              (85.5)            (375.0)
               DAC and VOBA...............................           (99.0)            (190.6)            (361.9)
               Deferred income taxes......................          (131.9)            (239.7)            (504.1)
                                                            -----------------  -----------------   -----------------
       Total..............................................   $       262.2      $       423.4       $      925.3
                                                            =================  =================   =================

15)     INCOME TAXES

        A summary of the income tax expense in the consolidated statements of earnings follows:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Income tax expense:
         Current expense..................................   $       533.3      $       291.6       $      342.0
         Deferred expense.................................           (14.7)             303.4               53.7
                                                            -----------------  -----------------   -----------------
       Total..............................................   $       518.6      $       595.0       $      395.7
                                                            =================  =================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Expected income tax expense........................   $       730.9      $       727.8       $      540.4
       Minority interest..................................          (163.1)            (127.2)            (110.5)
       Separate Accounts investment activity..............           (48.6)             (91.4)             (63.3)
       Non-taxable investment income......................           (23.5)             (20.7)             (22.6)
       Adjustment of tax audit reserves...................           (82.4)              19.1                7.7
       Non-deductible goodwill and other
         intangible assets................................             5.0                4.8                4.3
       State income taxes.................................            50.4               34.9                3.9
       AllianceBernstein income and foreign taxes.........            48.7               43.6               25.6
       Other..............................................             1.2                4.1               10.2
                                                            -----------------  -----------------   -----------------
       Income Tax Expense.................................   $       518.6      $       595.0       $      395.7
                                                            =================  =================   =================

        The components of the net deferred income taxes are as follows:

                                                       DECEMBER 31, 2006                  December 31, 2005
                                                --------------------------------   ---------------------------------
                                                    ASSETS        LIABILITIES          Assets         Liabilities
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)

       Compensation and related benefits......   $     664.4      $        -        $     248.3      $        -
       Reserves and reinsurance...............       1,436.0               -            1,221.3               -
       DAC and VOBA...........................           -             2,647.0              -             2,421.5
       Unrealized investment gains............           -               121.3              -               242.2
       Investments............................           -               818.9              -               762.9
       Other..................................         125.1               -              212.7               -
                                                ---------------  ---------------   ---------------  ----------------
       Total..................................   $   2,225.5      $    3,587.2      $   1,682.3      $    3,426.6
                                                ===============  ===============   ===============  ================

        AXA Financial recognized a net tax benefit in third quarter 2006 of $163.5 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $163.5 million, $103.8 million related to the continuing operations, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities. In 2005, the Internal Revenue Service ("IRS") began an examination of AXA Financial Group's 2002 and 2003 returns and MONY's returns from 2002 through the acquisition by AXA Financial. Management believes these audits will have no material adverse effect on AXA Financial Group's consolidated results of operations or financial position.

16)     DISCONTINUED OPERATIONS

        AXA Financial Group's discontinued operations include Wind-up Annuities, equity real estate held-for-sale, Advest, Enterprise and the discontinued Investment Banking and Brokerage segment. The following table reconciles the Earnings (losses) from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years ended
        December 31, 2006:

                                                                          2006          2005           2004
                                                                      -------------  ------------  --------------
                                                                                    (IN MILLIONS)

       EARNINGS FROM DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES:
       Wind-up Annuities...........................................    $      30.2    $      15.2   $        7.9
       Real estate held-for-sale...................................            6.8            5.9            1.0
       Disposal of business - Advest...............................             -            (6.7)           1.2
       Disposal of business - Enterprise...........................           (6.1)          (0.8)            .1
                                                                      -------------  ------------  --------------
       Total.......................................................    $      30.9    $      13.6   $       10.2
                                                                      =============  ============  ==============

       GAINS (LOSSES) ON DISPOSAL OF DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES:

       Real estate held-for-sale...................................    $      62.1    $      -     $        31.1
       Discontinued Investment Banking and Brokerage segment.......           53.9           -              53.2
       Disposal of business - Advest...............................            4.1         (85.4)            -
       Disposal of business - Enterprise...........................           (2.9)          -               -
                                                                      -------------  ------------  --------------
       Total.......................................................    $     117.2    $    (85.4)  $        84.3
                                                                      =============  ============  ==============

        Disposal of Businesses
        ----------------------

        In October 2006, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital Management, Inc. ("Enterprise Capital") and Enterprise Fund Distributors, Inc., ("EFD") entered into an agreement contemplating the transfer to Goldman Sachs Asset Management L.P. ("GSAM") of assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the "AXA Enterprise Funds") and the reorganization of such funds to corresponding mutual funds managed by GSAM. These 27 funds have approximately $4.2 billion in assets under management as of December 31, 2006. The reorganization of the 27 funds is subject to regulatory and fund shareholder approvals and is expected to close in the second quarter of 2007. Of the remaining four funds not included in the GSAM reorganization, which together have approximately $700 million in assets under management as of December 31, 2006, one fund is being liquidated and AXA Financial is considering possible alternatives for the dispositions of the other three funds, which alternatives include a possible transaction with another investment advisor or liquidation. Proceeds from the transaction with GSAM are dependant upon assets under management at the time of the reorganization. A total of $9.9 million pre-tax ($6.4 million post-tax) related to a permanent impairment writedown and additional amortization expense on the AXA Enterprise Funds investment management contracts and mutual fund distribution fee intangible assets, established as part of the MONY Acquisition, and $4.5 million pre-tax of costs ($2.9 million post-tax) to sell were recorded in 2006. As a result of management's disposition plan, AXA Enterprise Funds advisory and distribution contracts and operations are now reported in Discontinued Operations and prior years balances were restated to conform to this presentation. At December 31, 2006 and 2005, total assets related to these operations were $87.5 million and $116.1 million, respectively, and were included in Other assets. At December 31, 2006 and 2005 total liabilities related to these operations were $13.3 million and $27.3 million, respectively, and were included in Other liabilities.

        The gross carrying amount of AXA Enterprise Funds related intangible assets were $76.9 million and $85.2 million at December 31, 2006 and 2005, respectively, and the accumulated amortization of these intangible assets were $16.6 million and $12.1 million, respectively. Amortization expense related to the AXA Enterprise Funds intangible assets totaled $4.5 million, $6.9 million and $5.2 million for 2006, 2005 and 2004, respectively.

        On December 2, 2005, AXA Financial Group sold Advest to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). Advest was a wholly owned subsidiary of AXA Financial Group and part of its Financial Advisory/Insurance segment. In accordance with the terms of the agreement, Merrill Lynch purchased all of the issued and outstanding capital stock of Advest for $400 million in cash subject to adjustments in certain circumstances. AXA Financial Group's post-tax proceeds from the sale were $300.6 million. AXA Financial Group's pre-tax loss is $1.4 million, with a post-tax loss to AXA Financial Group of $85.4 million. This transaction reduced AXA Financial Group's goodwill by $189.1 million, representing approximately 31% of the total goodwill related to the MONY Acquisition in 2004. In 2006, a pre-tax gain on the disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the settlement of contingencies related to the 2005 sale of Advest.

        Results of Advest are reported as discontinued operations in these consolidated financial statements and related footnotes. Total revenues for Advest for the eleven months ended November 30, 2005 and for the six months ended December 31, 2004 were $297.6 million and $166.5 million, respectively. Total benefits and deductions for Advest for the eleven months ended November 30, 2005 and the six months ended December 31, 2004 were $308.6 million and $166.3 million, respectively. Net (loss) earnings for Advest for the eleven months ended November 30, 2005 and the six months ended December 31, 2004 were $(6.7) million and $1.2 million, respectively.

        In June 2004, AXA Financial Group recorded a gain on disposal of the discontinued Investment Banking and Brokerage segment of $53.2 million, net of income taxes of $28.7 million. The gain resulted from the reduction of state tax liabilities related to the 2000 sale of Donaldson, Lufkin & Jenrette, Inc. In third quarter 2006, AXA Financial recorded an additional $53.9 million gain on disposal of this discontinued segment related to the settlement of an IRS audit of the 2000 tax year.

        Wind-up Annuities
        -----------------

        In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, which were sold to corporate sponsors of terminated qualified defined benefit plans, for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2006 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities ("Discontinued Operations Investment Assets"). There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

        Summarized financial information for Wind-up Annuities follows:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                   2006                  2005
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)

       BALANCE SHEETS
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $752.7 and $796.9)..............................   $      764.8         $      823.5
       Equity real estate...................................................          169.5                197.5
       Mortgage loans on real estate........................................            2.9                  6.7
       Other invested assets................................................            2.6                  3.2
                                                                              ----------------     -----------------
         Total investments..................................................          939.8              1,030.9
       Cash and cash equivalents............................................             .1                  -
       Other assets.........................................................           13.7                 13.6
                                                                              ----------------     -----------------
       Total Assets.........................................................   $      953.6         $    1,044.5
                                                                              ================     =================

       Policyholders liabilities............................................   $      788.2         $      817.2
       Allowance for future losses..........................................            1.0                 60.1
       Other liabilities....................................................          164.4                167.2
                                                                              ----------------     -----------------
       Total Liabilities....................................................   $      953.6         $    1,044.5
                                                                              ================     =================

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       STATEMENTS OF EARNINGS
       Investment income (net of investment
         expenses of $19.0, $18.4 and $17.2)..............   $        71.3      $        70.0       $       68.5
       Investment gains (losses), net.....................             6.0                (.3)               3.6
       Policy fees, premiums and other income.............             -                  -                  -
                                                            -----------------  -----------------   -----------------
       Total revenues.....................................            77.3               69.7               72.1

       Benefits and other deductions......................            84.7               87.1               99.4
       Losses charged to the
         allowance for future losses......................            (7.4)             (17.4)             (27.3)
                                                            -----------------  -----------------   -----------------
       Pre-tax loss from operations.......................             -                  -                  -
       Pre-tax earnings from releasing the allowance
         for future losses................................            37.1               23.2               12.0
       Income tax expense.................................            (6.9)              (8.0)              (4.1)
                                                            -----------------  -----------------   -----------------
       Earnings from Wind-up Annuities....................   $        30.2      $        15.2       $        7.9
                                                            =================  =================   =================

        AXA Financial Group's quarterly process for evaluating the allowance for future losses applies the current period's results of Wind-up Annuities against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of AXA Financial Group's annual planning process, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in each of the three years presented above.

        During 2004, Wind-up Annuities' average recorded investment in impaired mortgage loans was $8.4 million; and interest income recognized on these impaired mortgage loans totaled $1.0 million. There were no related amounts reported in 2006 and 2005.

        Income tax expense for Wind-up Annuities in 2006 included a $5.8 million tax benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.

        Real Estate Held-For-Sale
        -------------------------

        In 2006, three real estate properties with a total book value of $159.8 million that had been previously reported in equity real estate were reclassified as real estate held-for-sale. Prior periods have been restated to reflect these properties as discontinued operations. In third quarter 2006, one of the held-for-sale properties was sold resulting in a gain of $97.3 million ($63.2 million post-tax) while, in fourth quarter 2006, the sale of a second property resulted in a loss of $1.7 million ($1.1 million post-tax). At December 31, 2006 and 2005, equity real estate held-for-sale was $32.2 million and $170.0 million, respectively, and was included in Other assets.

17)     ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        Accumulated other comprehensive (loss) income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                                 DECEMBER 31,
                                                            --------------------------------------------------------
                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Unrealized gains on investments....................   $       262.2      $       423.4       $      925.3
       Defined benefit pension and other
         postretirement plans ............................          (641.1)               -                  -
       Minimum pension liability..........................             -                (77.9)             (59.2)
                                                            -----------------  -----------------   -----------------
       Total Accumulated Other

         Comprehensive (Loss) Income .....................   $      (378.9)     $       345.5       $      866.1
                                                            =================  =================   =================

        The components of other comprehensive loss for the past three years follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
        Net unrealized (losses) gains on investments:
           Net unrealized losses (gains) arising
              during the period............................  $      (481.8)     $    (1,182.4)      $      271.8
           Losses reclassified into net earnings
              during the period............................          (13.0)             (44.7)            (103.1)
                                                            -----------------  -----------------   -----------------
        Net unrealized (losses) gains on investments.......         (494.8)          (1,227.1)             168.7
        Adjustments for policyholders liabilities, DAC
           and VOBA and deferred income taxes..............          333.6              725.2             (144.9)
                                                            -----------------  -----------------   -----------------

        Change in unrealized (losses) gains, net of
            adjustments....................................         (161.2)            (501.9)              23.8
        Change in minimum pension liability................           18.5              (18.7)             (30.4)
                                                            -----------------  -----------------   -----------------
        Total Other Comprehensive Loss ....................  $      (142.7)     $      (520.6)      $       (6.6)
                                                            =================  =================   =================

18)     COMMITMENTS AND CONTINGENT LIABILITIES

        Debt Maturities
        ---------------

        At December 31, 2006, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were $248.3 million for 2007, $250.0 million for 2008, zero for 2009, $780.0 million for 2010, zero for 2011 and $551.9 million thereafter.

        Leases
        ------

        AXA Financial Group has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2007 and the four successive years are $203.5 million, $198.3 million, $176.1 million, $170.3 million, $163.8 million and $1,566.2 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2007 and the four successive years is $16.8 million, $18.0 million, $15.6 million, $15.9 million, $16.6 million and $73.9 million thereafter.

        At December 31, 2006, the minimum future rental income on non-cancelable operating leases for wholly owned investments in real estate for 2007 and the four successive years is $107.5 million, $116.8 million, $115.6 million, $115.5 million, $115.7 million and $900.8 million thereafter.

        AXA Financial Group has entered into capital leases for certain information technology equipment. Future minimum payments under non-cancelable capital leases for 2007 and the four successive years are $.3 million, $.3 million, $.2 million, zero and zero, respectively.

        MONY Acquisition
        ----------------

        As of December 31, 2006, former MONY stockholders holding approximately
        3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY Acquisition), have demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. For further information, see Note 19 of Notes to Consolidated Financial Statements. The fair value of shares of MONY common stock to be determined in the appraisal process, which is the amount that will be payable by AXA Financial Group to the holders of shares subject to the appraisal, could be greater or less than the $31.00 per share paid to former MONY stockholders who did not demand appraisal under Delaware law.

        In 2004, as a result of the integration of MONY, AXA Financial Group restructured certain operations to reduce expenses and recorded pre-tax provisions of $45.6 million related to severance and $33.0 million related to the write-off of capitalized software in connection with the integration. During 2006, 2005 and 2004, total severance payments made to employees totaled $18.1 million, $19.2 million and $5.0 million, respectively. At December 31, 2006, the remaining severance liability totaled $6.6 million.

        Included in liabilities assumed in the purchase business combination of MONY were liabilities for change in control and other employee agreements of $139.3 million, severance of $32.9 million and $88.7 million for vacating certain MONY leases. During 2006, 2005 and 2004, total payments made related to these liabilities totaled $20.6 million, $43.8 million and $150.3 million, respectively. At December 31, 2006, the remaining $34.1 million of liabilities were primarily related to MONY Companies' leases.

        Guarantees and Other Commitments
        --------------------------------

        AXA Financial Group provides certain guarantees or commitments to affiliates, investors and others. At December 31, 2006, these arrangements include commitments by AXA Financial Group, to provide equity financing of $697.8 million to certain limited partnerships under certain conditions. Management believes AXA Financial Group will not incur material losses as a result of these commitments.

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

        AXA Financial Group had $1,491.3 million of undrawn letters of credit related to reinsurance at December 31, 2006. AXA Financial Group had $74.5 million in commitments under existing mortgage loan agreements at December 31, 2006.

        In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCB LLC incurred in the ordinary course of its business in the event SCB LLC is unable to meet these obligations. At December 31, 2006, AllianceBernstein was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

19)     LITIGATION

        A putative class action entitled STEFANIE HIRT, ET AL. V. THE EQUITABLE RETIREMENT PLAN FOR EMPLOYEES, MANAGERS AND AGENTS, ET AL. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". The complaint challenged the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs alleged that the change to the cash balance formula violated ERISA by reducing the rate of accruals based on age, failed to comply with ERISA's notice requirements and improperly applied the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violated ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. In April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violated ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim was dismissed. In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula. In September 2006, the district court granted summary judgment in favor of the defendants. The court ruled that (a) the cash balance provisions of the Equitable Plan do not violate the age discrimination provisions of ERISA, (b) while the notice of plan changes provided to participants in 1990 was not adequate, the notice of plan changes provided to participants in 1992 satisfied the ERISA notice requirements regarding delivery and content, and (c) the claims of the named plaintiffs are barred by statute of limitations. The Court found that other individual class members were not precluded from asserting claims for additional benefit accruals from January 1991 through January 1993 to the extent that such individuals could show that the statute of limitations did not bar their claims. In October 2006, plaintiffs filed a notice of appeal. Defendants have cross-appealed.

        In September 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY shares held by former MONY stockholders holding approximately 3.6 million shares of MONY common stock who demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. On or about November 4, 2004, a petition for appraisal entitled HIGHFIELDS CAPITAL LTD. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by another alleged former MONY stockholder. The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the CEDE & CO. petition. In February 2005, the Delaware Court of Chancery consolidated the two actions for all purposes. The parties are engaged in discovery. The trial is scheduled for April 2007.

        In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that AXA Equitable's use of stale pricing diluted the returns of the purported class. The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable's variable insurance products, thereby diluting the returns of the class. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing related litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint. In June 2006, AXA Equitable's motion to dismiss the amended complaint was granted. The plaintiff filed a notice of appeal in June 2006.

        In June 2006, AXA Equitable received a demand for arbitration from Centre Life Insurance Company ("Centre Life") seeking to rescind the 100% quota share reinsurance agreement, effective July 1, 2000 between Centre Life and AXA Equitable, under which Centre Life reinsures portions of AXA Equitable's individual disability income insurance business. The arbitration demand alleges that AXA Equitable provided Centre Life with inaccurate and incomplete data upon which Centre Life relied in order to establish the reinsurance premium paid by AXA Equitable as consideration in the transaction. The demand alternatively seeks damages for the increase in reserves Centre Life alleges it was caused to record as a result of the difference in the data it originally relied upon and its present assessment of the data. The demand further alleges that Centre Life has paid expenses relating to the business in excess of its liability under the reinsurance agreement. Discovery is ongoing.

        Beginning with the first action commenced in July 2006, there are three putative class actions pending in Federal court, MEOLA V. AXA ADVISORS, ET AL., in the District Court for the Northern District of California, LENNON, ET. AL. V. AXA ADVISORS, ET. AL., in the District Court for the Central District of California, and BOLEA V. AXA ADVISORS, LLC, ET.AL., in the District Court for the Western District of Pennsylvania, against AXA Equitable, alleging certain wage and hour violations. Each of the cases seek substantially the same relief under essentially the same theories of recovery (i.e., violation of the Fair Labor Standards Act ("FLSA") for failure to pay minimum wage and overtime and violation of similar provisions under state labor laws in the respective states). Plaintiffs in MEOLA and BOLEA seek certification of nationwide collection action under the FLSA, and plaintiffs in all actions seek certification of statewide class actions under the respective California and Pennsylvania state labor laws covering all "securities brokers" from 2002-2006. In addition, plaintiffs seek compensatory damages, restitution of all wages improperly withheld or deducted, punitive damages, penalties, and attorneys' fees. In January 2007, AXA Equitable removed LENNON to Federal court and filed answers in MEOLA and LENNON.

        ALLIANCEBERNSTEIN LITIGATION

        In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein, alleging that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act"), with respect to a registration statement filed by Enron Corp. In January 2007, the Court issued a final judgment dismissing the Enron Complaint as the allegations therein pertained to AllianceBernstein. The parties have agreed that there will be no appeal.

        Market Timing-Related Matters

        In October 2003, a purported class action complaint entitled HINDO, ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND, ET AL. ("Hindo Complaint") was filed against AllianceBernstein, AllianceBernstein Holding, AllianceBernstein Corporation, AXA Financial, certain investment company funds (the "U.S. Funds") distributed by AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, the registrants and issuers of those funds, certain officers of AllianceBernstein (the "AllianceBernstein defendants"), and certain other unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

        Since October 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various Federal and state courts against AllianceBernstein and certain other defendants. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to Federal court.

        In February 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). All of the actions removed to the Federal court also were transferred to the Mutual Fund MDL. In September 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of AllianceBernstein Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints included substantially identical factual allegations, which appear to be based in large part on the SEC Order and the NYAG Assurance of Discontinuance (the "NYAG AoD").

        In April 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding ("MOU") containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount was disbursed. The derivative claims brought on behalf of AllianceBernstein Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

        In April 2005, a complaint entitled THE ATTORNEY GENERAL OF THE STATE OF WEST VIRGINIA V. AIM ADVISORS, INC., ET AL. ("WVAG Complaint") was filed against AllianceBernstein, AllianceBernstein Holding, and various other unaffiliated defendants. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. In October 2005, the WVAG Complaint was transferred to the Mutual Fund MDL. In August 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing ("Summary Order") addressed to AllianceBernstein and AllianceBernstein Holding. The Summary Order claims that AllianceBernstein and AllianceBernstein Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. In September 2006, AllianceBernstein and AllianceBernstein Holding filed an answer and moved to dismiss the Summary Order with the WV Securities Commissioner.

        Revenue Sharing-Related Matters

        In June 2004, a purported class action complaint entitled AUCOIN, ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("Aucoin Complaint") was filed against AllianceBernstein, AllianceBernstein Holding, the General Partner, AXA Financial, AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things,
        (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

        In February 2005, plaintiffs filed a consolidated amended class action complaint (the "Aucoin Consolidated Amended Complaint") that asserts claims substantially similar to the Aucoin Complaint and the nine additional subsequently filed lawsuits. In October 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs' claim under Section 36(b) of the Investment Company Act. In January 2006, the District Court granted defendants' motion for reconsideration and dismissed the remaining claim under Section 36(b) of the Investment Company Act. In May 2006, the District Court denied plaintiffs' motion for leave to file their amended complaint. In July 2006, plaintiffs filed a notice of appeal, which was subsequently withdrawn subject to plaintiff right to reinstate at a later date.

                       -----------------------------------

        Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and believes that the ultimate resolution of the litigations described above involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above will have a material adverse effect on AXA Financial Group's consolidated results of operations in any particular period.

        In addition to the type of matters described above, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations. Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

20)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        AXA Equitable and MONY Life are restricted as to the amounts they may pay as dividends to AXA Financial. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable and MONY Life to pay shareholder dividends not greater than $649.6 million and $107.0 million, respectively, during 2007. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2006, 2005 and 2004, the AXA Equitable and MONY Life statutory net income totaled $804.8 million, $901.3 million and $135.9 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $9,178.1 million and $7,351.2 million at December 31, 2006 and 2005, respectively. In 2006, 2005 and 2004, respectively, AXA Equitable paid $600.0 million, $500.0 million and $500.0 million in shareholder dividends. In 2006, 2005 and 2004, respectively, MONY Life paid $35.0 million, $75.0 million and $33.0 million in shareholder dividends.

        At December 31, 2006, the AXA Equitable and MONY Life, in accordance with various government and state regulations, had $53.0 million of securities deposited with such government or state agencies.

        At December 31, 2006 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York Insurance Department (the "NYID") and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2006.

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

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Net change in statutory surplus and
         capital stock....................................   $     1,487.4      $       917.3       $      104.0
       Change in AVR......................................           339.5              301.8              510.8
                                                            -----------------  -----------------   -----------------
       Net change in statutory surplus, capital stock
         and AVR..........................................         1,826.9            1,219.1              614.8
       Adjustments:
         Future policy benefits and policyholders'
           account balances...............................           (11.3)             104.3             (403.2)
         DAC and VOBA.....................................           652.8              663.2              563.3
         Deferred income taxes............................           608.8             (180.9)             126.8
         Valuation of investments.........................           (67.9)             (48.1)               2.0
         Valuation of investment subsidiary...............        (2,224.8)          (1,340.1)            (460.3)
         Acquisition costs associated with the
           integration of the MONY Companies..............             -                  -                367.9
         Capital contribution to the MONY Companies.......             -                  -               (277.9)
         Change in fair value of guaranteed minimum income
           benefit reinsurance contracts..................           (14.9)              42.7               61.0
         Shareholder dividends paid......................            635.0              575.0              533.0
         Changes in non-admitted assets...................          (151.3)             253.2              (97.7)
         AXA Financial and other subsidiaries.............             4.1             (161.5)             (18.2)
         Other, net.......................................            (5.0)             (84.0)             (81.5)
         GAAP adjustments for Wind-up Annuities...........            28.8               30.9               14.9
                                                            -----------------  -----------------   -----------------
       AXA Financial Group's Consolidated
         Net Earnings.....................................   $    1,281.2       $     1,073.8       $      944.9
                                                            =================  =================   =================


                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                   2006               2005               2004
                                                              ----------------   ----------------  ------------------
                                                                                  (IN MILLIONS)

       Statutory surplus and capital stock...................  $    7,567.1       $    6,079.7      $     5,162.4
       AVR...................................................       1,611.0            1,271.5              969.7
                                                              ----------------   ----------------  ------------------
       Statutory surplus, capital stock and AVR..............       9,178.1            7,351.2            6,132.1
       Adjustments:
         Future policy benefits and policyholders'
           account balances..................................      (2,630.3)          (2,450.0)          (2,554.3)
         DAC and VOBA........................................       9,299.4            8,562.3            7,731.5
         Deferred income taxes...............................        (881.5)          (1,563.3)          (1,670.0)
         Valuation of investments............................         988.2            1,429.8            2,640.3
         Valuation of investment subsidiary..................      (5,538.2)          (3,313.4)          (1,973.3)
         Fair value of guaranteed minimum income benefit
            reinsurance contracts............................         117.7              132.7               90.0
         Non-admitted assets.................................       1,263.9            1,425.0            1,171.8
         Issuance of surplus notes...........................        (625.9)            (739.8)            (816.6)
         Goodwill related to the MONY Acquisition............         414.6              427.5              616.6
         Adjustment to initially apply SFAS No. 158,                                       -                  -
            net of income taxes .............................        (581.7)
         AXA Financial and other subsidiaries................      (1,076.5)          (1,795.8)          (2,184.3)
         Other, net..........................................         150.7             (139.7)             (23.6)
         GAAP adjustments for Wind-up Annuities..............         (59.9)             (80.6)             (96.4)
                                                              ----------------   ----------------  ------------------
       AXA Financial Group's Consolidated
         Shareholder's Equity................................  $   10,018.6       $    9,245.9      $     9,063.8
                                                              ================   ================  ==================

21)     BUSINESS SEGMENT INFORMATION

        The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                  2006               2005               2004
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)

       SEGMENT REVENUES:
       Financial Advisory/Insurance.......................   $    7,931.7       $     7,723.5      $    6,498.7
       Investment Management (1)..........................        4,004.7             3,267.4           3,061.9
       Consolidation/elimination..........................          (90.0)              (98.7)            (82.8)
                                                            -----------------  -----------------  ------------------
       Total Revenues.....................................   $   11,846.4       $    10,892.2      $    9,477.8
                                                            =================  =================  ==================

       (1) Intersegment investment advisory and other fees of approximately $120.8 million, $123.7 million and $118.4 million for 2006, 2005 and 2004, respectively, are included in total revenues of the Investment Management segment.

                                                                  2006               2005               2004
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)

       SEGMENT EARNINGS FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES AND MINORITY INTEREST:
       Financial Advisory/Insurance.......................   $      960.1       $     1,218.7      $      872.2
       Investment Management..............................        1,128.3               860.6             672.7
       Consolidation/elimination..........................            -                   -                 (.9)
                                                            -----------------  -----------------  ------------------
       Total Earnings from Continuing Operations before
          Income Taxes and Minority Interest..............   $    2,088.4       $     2,079.3      $    1,544.0
                                                            =================  =================  ==================


                                                                                            DECEMBER 31,
                                                                                 ------------------------------------
                                                                                      2006               2005
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)

       SEGMENT ASSETS:
       Financial Advisory/Insurance............................................   $   151,821.7     $    138,473.8
       Investment Management...................................................        16,938.7           15,853.4
       Consolidation/elimination ..............................................           (14.7)              12.9
                                                                                 ----------------  ------------------
       Total Assets............................................................   $   168,745.7     $    154,340.1
                                                                                 ================  ==================

        In accordance with SEC regulations, securities with a fair value of $1.86 billion and $1.72 billion have been segregated in a special reserve bank custody account at December 31, 2006 and 2005, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

22)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2006 and 2005 are summarized below:

                                                                      THREE MONTHS ENDED
                                            ------------------------------------------------------------------------
                                               MARCH 31          JUNE 30         SEPTEMBER 30        DECEMBER 31
                                            ---------------   ---------------  -----------------   -----------------
                                                                         (IN MILLIONS)

       2006
       ----
       Total Revenues......................  $    2,755.4      $   3,100.2      $     2,873.6       $    3,117.2
                                            ===============   ===============  =================   =================

       Earnings from Continuing
         Operations........................  $      272.6      $     372.4      $       301.4       $      186.7
                                            ===============   ===============  =================   =================

       Net Earnings .......................  $      281.6      $     372.9      $       442.0       $      184.7
                                            ===============   ===============  =================   =================
       2005
       ----
       Total Revenues......................  $    2,724.0      $   2,670.5      $     2,638.7       $    2,859.0
                                            ===============   ===============  =================   =================

       Earnings from Continuing
         Operations........................  $      274.3      $     294.7      $       200.5       $      376.1
                                            ===============   ===============  =================   =================

       Net Earnings........................  $      276.4      $     297.7      $       215.2       $      284.5
                                            ===============   ===============  =================   =================

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2007 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 15, 2007

                               AXA FINANCIAL, INC.
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2006

                                                                               ESTIMATED           CARRYING
TYPE OF INVESTMENT                                          COST (A)           FAIR VALUE           VALUE
------------------                                       ----------------   -----------------  -----------------
                                                                             (IN MILLIONS)

Fixed maturities:
   U.S. government, agencies and authorities...........   $    2,034.1       $     2,057.5      $     2,057.5
   State, municipalities and political subdivisions....          181.5               198.3              198.3
   Foreign governments.................................          294.5               332.0              332.0
   Public utilities....................................        3,798.0             3,871.9            3,871.9
   All other corporate bonds...........................       28,950.8            29,178.5           29,178.5
   Redeemable preferred stocks.........................        2,305.2             2,353.6            2,353.6
                                                         ----------------   -----------------  -----------------
   Total fixed maturities..............................       37,564.1            37,991.8           37,991.8
                                                         ----------------   -----------------  -----------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other............          119.6               124.3              124.3
Mortgage loans on real estate..........................        4,664.6             4,703.1            4,664.6
Real estate............................................          297.1               Xxx                297.1
Real estate acquired in satisfaction of debt...........          217.6               Xxx                217.6
Real estate joint ventures.............................           70.9               Xxx                 70.9
Policy loans...........................................        5,007.5             5,402.2            5,007.5
Other limited partnership interests and
   equity investments..................................        1,611.0             1,611.0            1,611.0
Trading securities.....................................          438.5               465.1              465.1
Other invested assets..................................        1,119.6             1,119.6            1,119.6
                                                         ----------------   -----------------  -----------------

Total Investments......................................   $   51,110.5       $    51,417.1      $    51,569.5
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

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2006 AND 2005

                                                                             2006                  2005
                                                                        -----------------     ----------------
                                                                                   (IN MILLIONS)

ASSETS
Investment in consolidated subsidiaries................................  $     12,294.3       $     11,764.2
Fixed maturities available for sale, at estimated fair value
   (amortized costs, $5.5 and $8.0)....................................             5.5                  8.4
Other invested assets..................................................            22.6                 15.7
                                                                        -----------------     ----------------
      Total investments................................................        12,322.4             11,788.3
Cash and cash equivalents..............................................           144.1                 83.7
Loans to affiliates....................................................           425.5                540.5
Intangible assets, net.................................................           533.6                577.7
Income taxes receivable................................................           429.7                327.3
Other assets...........................................................           512.1                477.6
                                                                        -----------------     ----------------
TOTAL ASSETS...........................................................  $     14,367.4       $     13,795.1
                                                                        =================     ================

LIABILITIES
Short-term and long-term debt..........................................  $      1,405.3       $      1,412.6
Loans from affiliates..................................................         1,280.0              1,580.0
Liability for employee benefit plans...................................         1,318.4              1,171.4
Accrued liabilities....................................................           345.1                385.2
                                                                        -----------------     ----------------
      Total liabilities................................................         4,348.8              4,549.2
                                                                        -----------------     ----------------

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
   436.2 million shares issued and outstanding.........................             3.9                  3.9
Capital in excess of par value.........................................         1,122.4              1,047.8
Retained earnings......................................................         9,494.7              8,213.5
Accumulated other comprehensive (loss) income..........................          (378.9)               345.5
Treasury shares, at cost...............................................          (223.5)              (364.8)
                                                                        -----------------     ----------------
      Total shareholder's equity.......................................        10,018.6              9,245.9
                                                                        -----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.............................  $     14,367.4       $     13,795.1
                                                                        =================     ================

The financial information of AXA Financial, Inc. ("AXA Financial") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                 2006               2005                2004
                                                            ----------------   -----------------   ----------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

REVENUES
Equity in earnings from continuing operations
   of consolidated subsidiaries before cumulative
   effect of accounting change...........................   $     1,330.1      $     1,301.7       $     1,017.5
Net investment income (loss).............................            39.0               39.7                (8.5)
Investment gains (losses), net...........................             3.4               (0.7)               (1.2)
                                                            ----------------   -----------------  -----------------
      Total revenues.....................................         1,372.5            1,340.7             1,007.8
                                                            ----------------   -----------------  -----------------

EXPENSES
Interest expense.........................................           196.5              170.2               130.0
Amortization of goodwill and intangible assets...........             5.5                4.6                 3.2
General and administrative expenses......................            34.3               28.7                43.4
                                                            ----------------   -----------------  -----------------
      Total expenses.....................................           236.3              203.5               176.6
                                                            ----------------   -----------------  -----------------

Earnings from continuing operations before
   income taxes .........................................         1,136.2            1,137.2               831.2
Income tax (expense) benefit ............................            (3.1)               8.4                23.2
                                                            ----------------   -----------------  -----------------

Earnings from continuing operations......................         1,133.1            1,145.6               854.4
Earnings from discontinued operations, net of
   income taxes..........................................            30.9               13.6                10.2
Gains (losses) on disposal of discontinued
   operations, net of income taxes.......................           117.2              (85.4)               84.3
Cumulative effect of accounting changes, net of
   income taxes..........................................             -                  -                  (4.0)
                                                            ----------------   -----------------  -----------------
Net Earnings.............................................   $     1,281.2      $     1,073.8       $       944.9
                                                            ================   =================  =================

                               AXA FINANCIAL, INC.
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                               2006                2005               2004
                                                          -----------------   -----------------   ---------------
                                                                          (DOLLARS IN MILLIONS)

Net earnings.............................................  $     1,281.2      $     1,073.8       $       944.9
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Equity in net earnings of subsidiaries..............       (1,415.4)          (1,315.5)           (1,054.8)
     Dividends from subsidiaries.........................          768.2              639.7               554.9
     Investment (gains) losses, net......................           (3.4)               0.7                 1.2
     Change in income tax receivable.....................          (28.8)              (8.0)             (138.3)
     Other...............................................          108.3               98.9                96.2
                                                          -----------------   -----------------  -----------------

Net cash provided by operating activities................          493.5              489.6               404.1
                                                          -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments..............................            6.8                3.8                 2.6
  Sales..................................................            2.4               14.4                26.7
  Acquisition of The MONY Group, Inc.....................            -                  -              (1,369.2)
  Purchase of AllianceBernstein Units....................            -                  -                (225.0)
  Purchases..............................................           (3.8)              (2.8)                -
  Proceeds from repayment of loans to affiliates.........          115.0                -                   -
  Contribution to subsidiaries...........................         (268.4)               -                (118.6)
  Other..................................................           (7.9)             (18.9)               17.8
                                                              -------------      --------------      -------------

Net cash used in investing activities....................         (155.9)              (3.5)           (1,665.7)
                                                          -----------------   -----------------  -----------------

Cash flows from financing activities:
  Repayment of long-term debt............................            -               (275.0)             (300.0)
  Increase in short-term debt............................           10.0               17.8                 -
  Proceeds in loans from Affiliates......................          335.0               11.1             1,568.9
  Repayment of loans from Affiliates.....................         (635.0)               -                   -
  (Sale) purchase of treasury shares.....................           (4.3)            (372.6)                0.4
  Other .................................................           17.1               27.8               (29.8)
                                                          -----------------   -----------------  -----------------
Net cash used in financing activities....................         (277.2)            (590.9)            1,239.5
                                                          -----------------   -----------------  -----------------

Change in cash and cash equivalents......................           60.4             (104.8)              (22.1)
Cash and cash equivalents, beginning of year.............           83.7              188.5               210.6
                                                          -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year...................  $       144.1      $        83.7       $       188.5
                                                          =================   =================  =================

Supplemental cash flow information:
  Interest Paid..........................................  $        78.0      $       123.5       $       105.0
                                                          =================   =================  =================
  Income Taxes Refunded..................................  $        19.3      $         -         $         -
                                                          =================   =================  =================

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2006

                                                           FUTURE POLICY        POLICY
                            DEFERRED                          BENEFITS         CHARGES           (1)
                             POLICY       POLICYHOLDERS'     AND OTHER           AND             NET
                          ACQUISITION        ACCOUNT       POLICYHOLDERS'      PREMIUM        INVESTMENT
        SEGMENT              COSTS           BALANCES          FUNDS           REVENUE          INCOME
------------------------ --------------- ---------------- ----------------- --------------- ---------------
                                                         (IN MILLIONS)

Financial Advisory/
  Insurance............   $    8,609.9    $   29,895.6     $    22,754.7     $     4,049.9   $    2,951.3
Investment
   Management..........            -               -                 -                 -            132.9
Consolidation/
  Elimination..........            -               -                 -                 -             30.3
                         --------------- ---------------- ----------------- --------------- ---------------
Total..................   $    8,609.9    $   29,895.6     $    22,754.7     $     4,049.9   $    3,114.5
                         =============== ================ ================= =============== ===============


                                              AMORTIZATION
                          POLICYHOLDERS'      OF DEFERRED           (2)
                           BENEFITS AND          POLICY            OTHER
                             INTEREST         ACQUISITION        OPERATING
        SEGMENT              CREDITED            COSTS            EXPENSE
------------------------  ---------------- ----------------- -----------------
                                              (IN MILLIONS)

Financial Advisory/
  Insurance............    $    4,214.1     $       812.6      $     2,000.7
Investment
   Management..........             -                 -              2,820.6
Consolidation/
  Elimination..........             -                 -                (90.0)
                          ---------------- ----------------- -----------------
Total..................    $    4,214.1     $       812.6      $     4,731.3
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

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

                                                           FUTURE POLICY        POLICY
                            DEFERRED                          BENEFITS         CHARGES           (1)
                             POLICY       POLICYHOLDERS'     AND OTHER           AND             NET
                          ACQUISITION        ACCOUNT       POLICYHOLDERS'      PREMIUM        INVESTMENT
        SEGMENT              COSTS           BALANCES          FUNDS           REVENUE          INCOME
------------------------ --------------- ---------------------------------- --------------- ---------------
                                                        (IN MILLIONS)

Financial Advisory/
  Insurance............   $    7,781.9    $   30,817.4     $    22,677.2     $     3,739.0   $    3,143.0
Investment
   Management..........            -               -                 -                 -             50.8
Consolidation/
  Elimination..........            -               -                 -                 -             16.4
                         --------------- ---------------------------------- --------------- ---------------
Total..................   $    7,781.9    $   30,817.4     $    22,677.2     $     3,739.0   $    3,210.2
                         =============== ================================== =============== ===============

                                              AMORTIZATION
                          POLICYHOLDERS'      OF DEFERRED           (2)
                           BENEFITS AND          POLICY            OTHER
                             INTEREST         ACQUISITION        OPERATING
        SEGMENT              CREDITED            COSTS            EXPENSE
------------------------  ---------------- ----------------- -----------------
                                           (IN MILLIONS)

Financial Advisory/
  Insurance............    $    4,049.3     $       682.0      $     1,773.5
Investment
   Management..........             -                 -              2,406.8
Consolidation/
  Elimination..........             -                 -                (98.7)
                          ---------------- ----------------- -----------------
Total..................    $    4,049.3     $       682.0      $     4,081.6
                          ================ ================= =================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                Policy
                                                                               Charges           (1)        Policyholders'
                                                                                 and             Net         Benefits and
                                                                               Premium        Investment       Interest
                                 Segment                                       Revenue          Income         Credited
-------------------------------------------------------------------------   --------------- --------------- ----------------
                                                                                            (In Millions)

Financial Advisory/Insurance.............................................    $     2,973.6   $    2,730.5    $    3,514.0
Investment Management....................................................              -             39.2             -
Consolidation/Elimination................................................              -             29.0             -
                                                                            --------------- --------------- ----------------
Total....................................................................    $     2,973.6   $    2,798.7    $    3,514.0
                                                                            =============== =============== ================


                                                                                Amortization
                                                                                of Deferred           (2)
                                                                                   Policy            Other
                                                                                Acquisition        Operating
                                 Segment                                           Costs            Expense
-------------------------------------------------------------------------    -----------------  ----------------
                                                                                      (In Millions)

Financial Advisory/Insurance.............................................     $       510.1      $     1,602.6
Investment Management....................................................               -              2,389.0
Consolidation/Elimination................................................               -                (81.9)
                                                                             -----------------  ----------------
Total....................................................................     $       510.1      $     3,909.7
                                                                             =================  ================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                               AXA FINANCIAL, INC.
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                        ASSUMED                           PERCENTAGE
                                                    CEDED TO             FROM                             OF AMOUNT
                                   GROSS             OTHER               OTHER              NET            ASSUMED
                                  AMOUNT           COMPANIES           COMPANIES           AMOUNT           TO NET
                              ----------------  -----------------   ----------------   ---------------  ---------------
                                                               (DOLLARS IN MILLIONS)

2006
----
Life Insurance In-force......  $   452,148.6     $   154,656.3       $   48,259.3       $  345,751.6         13.96%
                              ================  =================   ================   ===============

Premiums:
   Life insurance and
     annuities...............  $     1,492.8     $       145.2       $      172.6       $    1,520.2         11.36%
   Accident and health.......          126.1              89.4               24.7               61.4         40.23%
                              ----------------  -----------------   ----------------   ---------------
Total Premiums...............  $     1,618.9     $       234.6       $      197.3       $    1,581.6         12.48%
                              ================  =================   ================   ===============

2005
----
Life Insurance In-force......  $   437,434.5     $   143,078.7       $   50,606.1       $  344,961.9         14.67%
                              ================  =================   ================   ===============
Premiums:
   Life insurance and
     annuities...............  $     1,513.9     $        82.4       $      153.2       $    1,584.7          9.67%
   Accident and health.......          133.7              88.3               18.7               64.1         29.17%
                              ----------------  -----------------   ----------------   ---------------
Total Premiums...............  $     1,647.6     $       170.7       $      171.9       $    1,648.8         10.43%
                              ================  =================   ================   ===============

2004
----
Life Insurance In-force......  $   414,777.2     $   130,202.9       $   49,405.1       $  333,979.4         14.79%
                              ================  =================   ================   ===============
Premiums:
   Life insurance and
     annuities...............  $     1,095.4     $        43.8       $      158.3       $    1,209.9         13.08%
   Accident and health.......          195.0             154.5               25.4               65.9         38.54%
                              ----------------  -----------------   ----------------   ---------------
Total Premiums...............  $     1,290.4     $       198.3       $      183.7       $    1,275.8         14.40%
                              ================  =================   ================   ===============

(A) Includes amounts related to the discontinued group life and health business.

PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                       9-1

PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures are effective. There has been no change in the AXA Financial Group's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group's internal control over financial reporting.

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

                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.

                                      13-1

PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AXA Financial's annual consolidated financial statements for 2006 and 2005, and fees for other services rendered by PwC:

                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN THOUSANDS)

       Principal Accounting Fees and Services:
          Audit fees .........................................................  $ 21,325            $    8,851
          Audit related fees..................................................     2,187                 1,234
          Tax fees............................................................     1,845                   993
          All other fees......................................................        78                    52
                                                                               -----------------   -----------------
       Total..................................................................  $ 25,435            $   11,130
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

PwC began serving as the independent registered accounting firm for AllianceBernstein and AllianceBernstein Holding in 2006 and audited AllianceBernstein's and AllianceBernstein Holding's annual financial statements for 2006. The fee table above includes audit fees and fees for other services rendered to AllianceBernstein and AllianceBernstein Holding in 2006.

AXA Financial's audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the auditcommittee chairperson is required to be reported at the next audit committee meeting.

The AllianceBernstein and AllianceBernstein Holding audit committees have adopted pollicies to pre-approve audit and non-audit service engagements with their independent registered public accounting firm. The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The audit committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved may be deemed to be approved, if the fee for such service is less than $100,000. In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2006 were pre-approved in accordance with the procedures described above.


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

Date:  March 15, 2007                                  AXA FINANCIAL, INC.

                                                       By:      /s/ Christopher M. Condron
                                                                ------------------------------------------------------
                                                       Name:    Christopher M. Condron
                                                                President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Henri de Castries                         Chairman of the Board, Director                 March 15, 2007
--------------------------------------------
Henri de Castries

/s/ Christopher M. Condron                    President and Chief Executive Officer,          March 15, 2007
--------------------------------------------  Director
Christopher M. Condron

/s/ Richard S. Dziadzio                       Executive Vice President and                    March 15, 2007
--------------------------------------------  Chief Financial Officer
Richard S. Dziadzio

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 15, 2007
--------------------------------------------
Alvin H. Fenichel

/s/ Bruce W. Calvert                          Director                                        March 15, 2007
--------------------------------------------
Bruce W. Calvert

/s/ Denis Duverne                             Director                                        March 15, 2007
--------------------------------------------
Denis Duverne

/s/ Charlynn Goins                            Director                                        March 15, 2007
--------------------------------------------
Charlynn Goins

/s/ Anthony J. Hamilton                       Director                                        March 15, 2007
-------------------------------------------
Anthony J. Hamilton

/s/ Mary R. Henderson                         Director                                        March 15, 2007
-------------------------------------------
Mary R. Henderson


/s/ James F. Higgins                          Director                                        March 15, 2007
-------------------------------------------
James F. Higgins

/s/ Scott D. Miller                           Director                                        March 15, 2007
-------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 15, 2007
-------------------------------------------
Joseph H. Moglia

/s/ Lorie A. Slutsky                          Director                                        March 15, 2007
-------------------------------------------
Lorie A. Slutsky

/s/ Ezra Suleiman                             Director                                        March 15, 2007
-------------------------------------------
Ezra Suleiman

/s/ Peter J. Tobin                            Director                                        March 15, 2007
-------------------------------------------
Peter J. Tobin

                                INDEX TO EXHIBITS

  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------

    2.1        Acquisition Agreement dated as of June 20,     Filed as Exhibit 2.1 to Alliance's Annual
               2000, amended and restated as of               Report on Form 10-K for the year ended
               October 2, 2000, among AllianceBernstein,      December 31, 2000 and incorporated herein by
               AllianceBernstein Holding, Alliance            reference
               Capital Management LLC, Bernstein,
               Bernstein Technologies Inc., SCB Partners
               Inc., Sanford C. Bernstein & Co., LLC, and
               SCB LLC

    2.2        Purchase Agreement dated as of June 20,        Filed as Exhibit 10.18 to Alliance's Annual
               2000 by and among Alliance, AXA Financial      Report on Form 10-K for the year ended
               and Bernstein                                  December 31, 2000 and incorporated herein by
                                                              reference

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

    2.7        Acquisition agreement dated as September       Filed as Exhibit 99.1 to the registrant's
               14, 2005 between AXA Financial, Inc. and       Current Report on Form 8-K dated September 14,
               Merrill Lynch, Pierce, Fenner & Smith          2005 and incorporated herein by reference
               Incorporated.

    3.1        Restated Certificate of                        Filed as Exhibit 4.01(a) to Post-Effective
               Incorporation of AXA Financial                 Amendment No. 1 to the registrant's Form S-3
                                                              Registration Statement (No. 333-03224),
                                                              dated May 27, 1997 and incorporated herein
                                                              by reference

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



  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------
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

    4.3        Fourth Supplemental Indenture, dated           Filed as Exhibit 4.18(a) to the registrant's
               April 1, 1998, from AXA Financial to The       Current Report on Form 8-K dated April 7, 1998
               Chase Manhattan Bank (formerly known as        and incorporated herein by reference
               Chemical Bank), as Trustee, together with
               forms of global Senior Note and
               global Senior Indenture

    4.4        Fifth Supplemental Indenture, dated July       Filed as Exhibit 4.18(d) to the registrant's
               28, 2000, from AXA Financial to The Chase      Current Report on Form 8-K dated July 31, 2000
               Manhattan Bank (formerly known as Chemical     and incorporated herein by reference
               Bank), as Trustee, together with the form
               of global Senior Note

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

   10.5        Management Compensation Arrangements with      Filed as Exhibit 10.22 to the registrant's
               Messrs. Bebear and de Castries                 Annual Report on Form 10-K for the year ended
                                                              December 31, 1997 and incorporated herein by
                                                              reference

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

  Number                       Description                                   Method of Filing
  ------                       -----------                                   ----------------

  10.7(e)      Second Amendment of Lease, dated as of         Filed as Exhibit 10.1 to the registrant's
               May 1, 1997, between 1290 Partners L.P.        Form 10-Q for the quarter ended June 30, 1997
               and AXA Equitable                              and incorporated herein by reference

   10.8        Employment Agreement dated May 11, 2001        Filed as Exhibit 10.16 to the registrant's
               between AXA Financial, AXA Equitable and       Form 10-Q for the quarter ended June 30, 2001
               Christopher M. Condron +                       and incorporated herein by reference

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

+ Denotes management contract or compensatory plan.