Form 10-Q
period 2007-03-31
AXA FINANCIAL INC
filed 2007-05-11
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(212) 554-1234
Registrant’s telephone number, including area code

Not applicable
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At May 11, 2007, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. AXA Financial, Inc. assumes no duty to update any forward-looking statement. Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$37,485.1	$37,991.8
Mortgage loans on real estate	4,638.1	4,664.6
Equity real estate, held for the production of income	574.0	585.6
Policy loans	4,994.0	5,007.5
Other equity investments	1,874.6	1,735.3
Trading securities	590.8	465.1
Other invested assets	1,209.2	1,119.6
Total investments	51,365.8	51,569.5
Cash and cash equivalents	2,027.3	1,917.4
Cash and securities segregated, at estimated fair value	1,868.6	1,864.0
Broker-dealer related receivables	3,618.2	3,481.0
Deferred policy acquisition costs	8,843.3	8,609.9
Goodwill and other intangible assets, net	5,467.5	4,868.9
Value of business acquired	670.3	689.5
Amounts due from reinsurers	3,388.2	3,339.3
Loans to affiliates	400.0	400.0
Other assets	3,415.5	3,413.1
Separate Accounts’ assets	91,102.0	88,593.1
Total Assets	$172,166.7	$168,745.7

LIABILITIES
Policyholders’ account balances	$29,359.3	$29,895.6
Future policy benefits and other policyholders liabilities	22,825.6	22,754.7
Broker-dealer related payables	1,042.5	954.9
Customers related payables	4,009.5	3,980.8
Short-term and long-term debt	2,357.0	2,190.2
Loans from affiliates	1,980.0	1,280.0
Income taxes payable	2,224.0	2,122.1
Other liabilities	5,031.1	5,036.1
Separate Accounts’ liabilities	91,102.0	88,593.1
Minority interest in equity of consolidated subsidiaries	1,636.9	1,631.6
Minority interest subject to redemption rights	140.5	288.0
Total liabilities	161,708.4	158,727.1

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 500 million shares authorized, 436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,107.3	1,122.4
Retained earnings	9,876.4	9,494.7
Accumulated other comprehensive loss	(341.0)	(378.9)
Treasury shares, at cost	(188.3)	(223.5)
Total shareholder’s equity	10,458.3	10,018.6
Total Liabilities and Shareholder’s Equity	$172,166.7	$168,745.7

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$678.8	$578.9
Premiums	391.9	393.3
Net investment income	809.1	728.3
Investment gains, net	20.5	38.9
Commissions, fees and other income	1,270.2	1,016.0
Total revenues	3,170.5	2,755.4

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	770.9	709.1
Interest credited to policyholders’ account balances	293.0	305.9
Compensation and benefits	701.3	588.8
Commissions	399.3	314.3
Distribution plan payments	77.7	71.0
Amortization of deferred sales commissions	24.7	26.4
Interest expense	63.4	63.6
Amortization of deferred policy acquisition costs and
value of business acquired	231.7	106.7
Capitalization of deferred policy acquisition costs	(435.5)	(340.2)
Rent expense	63.3	57.2
Amortization of other intangible assets	8.1	8.1
Other operating costs and expenses	329.5	315.6
Total benefits and other deductions	2,527.4	2,226.5

Earnings from continuing operations before income taxes and minority interest	643.1	528.9
Income taxes	(201.1)	(167.1)
Minority interest in net income of consolidated subsidiaries	(102.0)	(89.2)

Earnings from continuing operations	340.0	272.6
Earnings from discontinued operations, net of income taxes	1.7	4.9
(Losses) gains on disposal of discontinued operations, net of income taxes	(4.8)	4.1

Net Earnings	$336.9	$281.6

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	1,122.4	1,047.8
Changes in capital in excess of par value	(15.1)	(14.4)
Capital in excess of par value, end of period	1,107.3	1,033.4

Retained earnings, beginning of year	9,494.7	8,213.5
Cumulative effect adjustment to adopt FIN 48	44.8	-
Retained earnings, beginning of year as adjusted	9,539.5	8,213.5
Net earnings	336.9	281.6
Retained earnings, end of period	9,876.4	8,495.1

Accumulated other comprehensive (loss) income, beginning of year	(378.9)	345.5
Other comprehensive income (loss)	37.9	(359.9)
Accumulated other comprehensive loss, end of period	(341.0)	(14.4)

Treasury shares of cost, beginning of year	(223.5)	(364.8)
Changes in treasury shares	35.2	31.8
Treasury shares of cost, end of year	(188.3)	(333.0)

Total Shareholder’s Equity, End of Period	$10,458.3	$9,185.0

COMPREHENSIVE INCOME (LOSS)
Net earnings	$336.9	$281.6

Change in unrealized losses, net of reclassification adjustment	25.5	(359.9)
Change in net losses not yet recognized in periodic benefit cost, net of reclassification adjustment	12.4	-
Other comprehensive loss	37.9	(359.9)

Comprehensive Income (Loss)	$374.8	$(78.3)

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$336.9	$281.6
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	293.0	305.9
Universal life and investment-type product policy fee income	(678.8)	(578.9)
Net change in broker-dealer and customer related receivables/payables	(178.3)	(63.9)
Investment gains, net	(20.5)	(38.9)
Change in segregated cash and securities, net	(4.6)	91.0
Change in deferred policy acquisition costs and value of business acquired	(203.8)	(233.5)
Change in future policy benefits	16.3	(90.7)
Change in fair value of guaranteed minimum income benefit reinsurance contract	(0.7)	38.4
Change in income tax payable	120.0	125.8
Amortization of deferred sales commission	24.7	26.4
Other depreciation and amortization	52.0	49.8
Amortization of other intangible assets	8.1	8.1
Minority interest in net income of consolidated subsidiaries	102.0	89.2
Other, net	15.3	90.0

Net cash (used in) provided by operating activities	(118.4)	100.3

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	828.2	983.7
Sales of investments	997.9	734.3
Purchases of investments	(1,296.9)	(1,473.1)
Change in short-term investments	9.9	(2.9)
Purchase of minority interest in consolidated subsidiary	(745.7)	-
Change in capitalized software, leasehold improvements and EDP equipment	(44.7)	(32.4)
Other, net	(99.2)	(84.1)

Net cash (used in) provided by investing activities	(350.5)	125.5

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
(CONTINUED)

	2007	2006
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,121.6	$1,113.2
Withdrawals and transfers to Separate Accounts	(1,326.2)	(1,002.1)
Net increase in short-term financings	148.8	27.1
Proceeds in loans from affiliates	700.0	75.0
Other, net	(65.4)	(53.8)

Net cash provided by financing activities	578.8	159.4

Change in cash and cash equivalents	109.9	385.2
Cash and cash equivalents, beginning of year	1,917.4	1,870.4

Cash and Cash Equivalents, End of Period	$2,027.3	$2,255.6

Supplemental cash flow information:
Interest Paid	$41.8	$62.8
Income Taxes Paid	$73.5	$11.5

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2007” and “first quarter 2006” refer to the three months ended March 31, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. The consolidated statement of cash flows for first quarter 2006 have been revised to reflect cash outflows related to capitalized software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2007 presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 9 to the Consolidated Financial Statements, AXA Financial Group adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. As a result of adopting FIN 48, AXA Financial Group recognized a $44.8 million positive cumulative-effect adjustment to the January 1, 2007 balance of retained earnings to reflect a decrease in the amount of unrecognized tax benefits.

On January 1, 2007, AXA Financial Group adopted SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC, VOBA and other related balances must be written off. The adoption of SOP 05-1 did not have a material impact on AXA Financial Group’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently assessing the potential impacts of adopting SFAS No. 159.

3)	INVESTMENTS

For the first quarters of 2007 and 2006, investment income is shown net of investment expenses of $93.9 million and $90.1 million, respectively.

As of March 31, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $37,007.5 million and $37,564.1 million, respectively. Also at March 31, 2007 and December 31, 2006, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $185.8 million and $187.5 million and costs of $152.1 million and $154.8 million as well as other equity securities with carrying values of $120.4 million and $124.3 million and costs of $115.8 million and $119.6 million.

As of March 31, 2007 and December 31, 2006, respectively, AXA Financial Group’s trading account securities had amortized costs of $584.1 million and $438.5 million.

In the first quarters of 2007 and 2006, net unrealized and realized holding gains (losses) on trading account equity securities of $10.7 million and $31.3 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first quarters of 2007 and 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $806.5 million and $675.2 million, respectively. Gross gains of $4.9 million and $12.4 million and gross losses of $7.7 million and $10.7 million were realized on these sales for the first quarters of 2007 and 2006, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $49.9 million during the first quarter of 2007, resulting in a balance of $477.0 million at March 31, 2007.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$13.0	$13.4
Additions charged to income	-	.1
Deductions for writedowns and asset dispositions	(3.3)	(.3)
Balances, End of Period	$9.7	$13.2

Impaired mortgage loans along with the related investment valuation allowances follow:

	March 31,	December 31,
	2007	2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$82.6	$91.0
Impaired mortgage loans without investment valuation allowances	9.3	7.1
Recorded investment in impaired mortgage loans	91.9	98.1
Investment valuation allowances	(9.7)	(13.0)
Net Impaired Mortgage Loans	$82.2	$85.1

During the first quarters of 2007 and 2006, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $93.3 million and $103.6 million. Interest income recognized on these impaired mortgage loans totaled $1.3 million and $1.5 million for the first quarters of 2007 and 2006, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2007 and December 31, 2006, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $72.7 million and $68.6 million.

In first quarter 2007, AXA Financial Group purchased interest rate floors with a notional amount of $3.00 billion. Cash paid for these interest rate floors totaled $81.0 million.

4)	CLOSED BLOCKS

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Financial Group has developed an actuarial calculation of the expected timing of AXA Equitable’s Closed Block’s earnings. Further, in connection with the acquisition of MONY, AXA Financial Group has developed an actuarial calculation of the expected timing of MONY Life Closed Block earnings as of July 1, 2004.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	March 31,	December 31,
	2007	2006
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$8,728.3	$8,759.5
Policyholder dividend obligation	11.0	3.2
Other liabilities	31.7	29.1
Total Closed Block liabilities	8,771.0	8,791.8

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value (amortized cost of $5,997.2 and $5,967.6)	6,056.3	6,019.4
Mortgage loans on real estate	780.8	809.4
Policy loans	1,226.1	1,233.1
Cash and other invested assets	0.9	6.8
Other assets	281.4	286.2
Total assets designated to the Closed Block	8,345.5	8,354.9

Excess of Closed Block liabilities over assets designated to the Closed Block	425.5	436.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred income tax expense of $16.8 and $17.0 and policyholder dividend obligation of $11.0 and $3.2	31.3

31.6

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities

$
456.8

$
468.5

AXA Equitable Closed Block revenues and expenses were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

REVENUES:
Premiums and other income	$105.7	$111.1
Investment income (net of investment expenses of zero and $.1)	127.2	131.0
Investment gains, net	.9	.9
Total revenues	233.8	243.0

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	212.2	220.0
Other operating costs and expenses	3.9	4.1
Total benefits and other deductions	216.1	224.1

Net revenues before income taxes	17.7	18.9
Income taxes	(6.0)	(6.6)
Net Revenues	$11.7	$12.3

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$3.2	$73.7
Unrealized investment gains (losses)	7.8	(73.7)
Balances, End of Period	$11.0	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	March 31,	December 31,
	2007	2006
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$7,155.3	$7,202.8
Policyholder dividend obligation	125.0	109.6
Other liabilities	29.4	35.6
Total Closed Block liabilities	7,309.7	7,348.0

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value (amortized cost of $4,275.0 and $4,277.6)	4,245.3	4,237.2
Mortgage loans on real estate	690.7	692.4
Policy loans	966.5	977.9
Cash and other invested assets	68.3	54.7
Other assets	301.9	333.9
Total assets designated to the Closed Block	6,272.7	6,296.1

Excess of Closed Block liabilities over assets designated to the Closed Block	1,037.0	1,051.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of policyholder dividend obligation of $29.6 and $40.3	-	-

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$1,037.0	$1,051.9

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

REVENUES:
Premiums and other income	$80.1	$86.3
Investment income (net of investment expenses of $1.4 and $1.3)	83.9	82.5
Investment gains (losses), net	1.0	(2.0)
Total revenues	165.0	166.8

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	141.5	144.6
Other operating costs and expenses	.6	.6
Total benefits and other deductions	142.1	145.2

Net revenues before income taxes	22.9	21.6
Income taxes	(8.0)	(7.6)
Net Revenues	$14.9	$14.0

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$109.6	$142.5
Applicable to net revenues	26.1	2.9
Unrealized investment losses	(10.7)	(71.5)
Balances, End of Period	$125.0	$73.9

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations includes Wind-up Annuities, equity real estate held-for-sale, Enterprise and Advest. The following table reconciles the Earnings (losses) from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the first quarters of 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$1.0	$(.2)
Real estate held-for-sale	.3	4.5
Disposal of business - Enterprise	.4	.6
Total	$1.7	$4.9

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Disposal of business - Enterprise	$(4.8)	$-
Disposal of business - Advest	-	4.1
Total	$(4.8)	$4.1

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	March 31,	December 31,
	2007	2006
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value (amortized cost of $760.0 and $752.7)	$773.8	$764.8
Equity real estate	165.3	169.5
Mortgage loans on real estate	2.7	2.9
Other invested assets	2.5	2.6
Total investments	944.3	939.8
Cash and cash equivalents	-	.1
Other assets	6.8	13.7
Total Assets	$951.1	$953.6

Policyholders liabilities	$778.7	$788.2
Allowance for future losses	.8	1.0
Other liabilities	171.6	164.4
Total Liabilities	$951.1	$953.6

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $5.0 and $4.6)	$16.4	$17.7
Investment gains, net	1.5	.4
Total revenues	17.9	18.1

Benefits and other deductions	18.7	21.1
Losses charged to allowance for future losses	(.8)	(3.0)
Pre-tax earnings (loss) from operations	-	-
Pre-tax earnings from releasing (loss from strengthening) the allowance for future losses	1.1	(.3)
Income tax (expense) benefit	(.1)	.1
Income (Loss) from Wind-up Annuities	$1.0	$(.2)

AXA Financial Group’s quarterly process for evaluating the allowance for future losses applies the current period’s results of Wind-up Annuities against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. Any current period Wind-up Annuities’ operating losses in excess of the allowance are deferred as an asset to the extent that such losses will be offset by reasonably assured future net investing and operating cash flows.

Management believes the allowance for future losses at March 31, 2007 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management’s current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the allowance are likely to result.

Enterprise

In first quarter 2007, $7.3 million pre-tax severance and transaction costs ($4.8 million post-tax) were recorded as a result of the proposed transfer of the AXA Enterprise Funds to GSAM.

Advest

In first quarter 2006, a pre-tax gain on disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the settlement of contingencies related to the 2005 sale of Advest.

Real Estate Held-for-Sale

At March 31, 2007 and December 31, 2006, respectively, equity real estate held-for-sale of $32.2 million and $32.2 million was included in Other assets.

6)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts - GMDB and GMIB

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$164.4	$228.6	$393.0
Paid guarantee benefits	(7.7)	(.2)	(7.9)
Other changes in reserve	56.4	9.5	65.9
Balance at March 31, 2007	$213.1	$237.9	$451.0

Balance at January 1, 2006	$115.8	$173.8	$289.6
Paid guarantee benefits	(8.4)	(2.4)	(10.8)
Other changes in reserve	11.9	(13.6)	(1.7)
Balance at March 31, 2006	$119.3	$157.8	$277.1

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$24.1	$22.9
Paid guarantee benefits	(2.7)	(2.0)
Other changes in reserve	11.0	2.5
Balances, End of Period	$32.4	$23.4

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2007 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	Of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,326	$689	$300	$710	$13,025
Separate Accounts	$27,353	$9,540	$7,517	$25,145	$69,555
Net amount at risk, gross	$296	$405	$1,445	$137	$2,283
Net amount at risk, net of amounts reinsured	$295	$259	$881	$83	$1,518
Average attained age of contractholders	49.8	61.3	64.4	61.3	53.1
Percentage of contractholders over age 70	7.8%	21.2%	34.2%	21.2%	12.2%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

GMIB:
Account values invested in:
General Account	N/A	N/A	$106	$894	$1,000
Separate Accounts	N/A	N/A	$5,264	$34,032	$39,296
Net amount at risk, gross	N/A	N/A	$275	-	$275
Net amount at risk, net of amounts reinsured	N/A	N/A	$71	-	$71
Weighted average years remaining until annuitization	N/A	N/A	2.4	8.3	7.4
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$46,100	$45,083
Fixed income	4,857	4,824
Balanced	16,272	14,927
Other	2,326	2,221
Total	$69,555	$67,055

GMIB:
Equity	$23,956	$22,966
Fixed income	2,810	2,756
Balanced	11,456	10,442
Other	1,074	995
Total	$39,296	$37,159

C) Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At March 31, 2007, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $44,245 million and $102 million, respectively, with the GMDB feature and $26,792 million and zero, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2007	$66.8	$-	$66.8
Other changes in reserves	8.2	-	8.2
Balance at March 31, 2007	$75.0	$-	$75.0

Balance at January 1, 2006	$35.0	$-	$35.0
Other changes in reserves	6.0	-	6.0
Balance at March 31, 2006	$41.0	$-	$41.0

7)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified and non-qualified plans follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Service cost	$14.1	$14.7
Interest cost on projected benefit obligation	45.8	43.6
Expected return on assets	(56.5)	(53.4)
Net amortization and deferrals	17.3	24.4
Net Periodic Pension Expense	$20.7	$29.3

Components of net postretirement benefits costs follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Service cost	$.8	$2.1
Interest cost on accumulated postretirement benefit obligation	9.0	8.9
Net amortization and deferrals	1.9	1.2
Curtailment gain	-	(45.4)
Net Postretirement Benefits	$11.7	$(33.2)

On March 16, 2006, AXA Financial announced that effective December 31, 2006 active participants will no longer earn additional age and/or service credits toward the cost sharing rules for retiree health coverage. New hires on or after March 16, 2006 will not be eligible for any company subsidy towards retiree health coverage. As a result, AXA Financial recognized a one-time curtailment gain of $45.4 million in first quarter 2006 and a reduction in the aggregate accumulated postretirement benefits obligation of its retiree medical plans of approximately $13.4 million. This reduction resulted from remeasurement of the benefits obligations coincident with the announcement of the changes in benefits entitlements and is accounted for prospectively as prior service cost in a manner similar to a plan amendment.

Components of net postemployment benefits costs follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Service cost	$1.4	$1.6
Interest cost on projected benefit obligations	.5	.5
Net Periodic Postemployment Costs	$1.9	$2.1

8)	SHARE-BASED COMPENSATION PROGRAMS

For the first quarters of 2007 and 2006, respectively, AXA Financial Group recognized compensation cost of $16.7 million and $31.0 million for share-based payment arrangements. Effective January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

On March 21, 2007, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards made under the terms of the AXA Performance Unit Plan 2006 and expected to vest on March 31, 2008. Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR, based on 502,500 notional shares. The forward purchase contract requires that AXA Financial take delivery of 167,500 AXA ADRs on March 31, 2008 for payment of $43.4740 per share, or approximately $7.3 million. This forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheet at March 31, 2007 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

On March 25, 2007 and March 28, 2007, respectively, approximately 364,620 performance units earned under the AXA Performance Unit Plan 2004 and approximately 545,076 performance units earned under the AXA Performance Unit Plan 2005 were fully vested for total value of approximately $37.9 million, including incremental units earned under each of these plans from having exceeded the targeted 2006 performance criteria by 11.5%. Distributions to participants were made on April 12, 2007, resulting in cash settlements of approximately 84% of these performance units for aggregate value of approximately $31.7 million and equity settlements of the remainder with approximately 147,848 restricted AXA ADRs for aggregate value of approximately $6.3 million. These AXA ADRs were sourced from shares held by AXA Financial in treasury.

9)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, AXA Financial Group recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $590.7 million. Of that total, $425.1 million would affect the effective tax rate and $165.6 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. At March 31, 2007, the total amount of unrecognized tax benefits was $594.8 million, of which $429.2 million would affect the effective rate and $165.6 million was timing in nature.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at March 31, 2007 and January 1, 2007 were $100.1 million and $96.0 million, respectively. Tax expense for first quarter 2007 reflected $4.1 million in interest related to unrecognized tax benefits.

The IRS is currently examining AXA Financial’s 2002 and 2003 Federal corporate income tax returns. MONY Group’s returns for 2002 through the date of acquisition by AXA Financial are also currently being examined. In addition, MONY Group’s tax years 1994 through 1997 are currently under review by the Appeals Office of the

IRS. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS procedings. The possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, except as described below:

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company, was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan. The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents. Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective. Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees. Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan. Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them. The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees. In March 2007, AXA Equitable filed a motion to dismiss.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the action described above or those described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, and believes that the ultimate resolution of the litigation described above involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

In addition to the matter described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations. Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$2,137.3	$1,841.3
Investment Management (1)	1,056.4	936.3
Consolidation/elimination	(23.2)	(22.2)
Total Revenues	$3,170.5	$2,755.4

(1) Net of interest expense incurred on securities borrowed.

Segment earnings from continuing operations before income taxes and minority interest:
Financial Advisory/Insurance	$368.0	$270.3
Investment Management	275.1	258.6
Total Earnings from Continuing Operations before Income Taxes and Minority Interest	$643.1	$528.9

	March 31,	December 31,
	2007	2006
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$154,326.2	$151,821.7
Investment Management	17,856.8	16,938.7
Consolidation/elimination	(16.3)	(14.7)
Total Assets	$172,166.7	$168,745.7

In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, AXA Financial Group recorded a non-cash $37.4 million realized gain. On February 23, 2007, AXA Financial Group acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%. As a result of this transaction AXA Financial Group recorded additional Goodwill of $392.8 million and other intangible assets of $209.5 million relating to investment management contracts. The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price during the period November 23, 2007 through October 2, 2009. At March 31, 2007 and December 31, 2006, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 63.3% and 60.3%, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in AXA Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2007 Compared to First Quarter 2006

Net earnings for AXA Financial Group totaled $336.9 million for first quarter 2007, $55.3 million higher than the $281.6 million reported for first quarter 2006. In first quarter 2007, a pre-tax loss of $7.3 million ($4.8 million post-tax) was recognized related to the proposed transfer of AXA Enterprise Funds. In first quarter 2006, a pre-tax gain on the disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the release of reserves due to the settlement of contingencies related to the 2005 sale of Advest. As a result of the reclassification of certain real estate properties to the held for sale category during 2006, such properties and their related income were reported as discontinued operations in all periods presented. Post-tax earnings from held for sale real estate were $.2 million and $4.5 million for the first quarters of 2007 and 2006, respectively. Earnings from continuing operations before income taxes and minority interest were $643.1 million for first quarter 2007, an increase of $114.2 million from the year earlier quarter. There was a $97.7 million increase in the earnings of the Financial Advisory/Insurance segment to $368.0 million primarily due to higher policy fee, investment and other income partially offset by higher commission, policyholder benefit and compensation and benefit expenses in first quarter 2007. The Investment Management segment’s earnings were $275.1 million, $16.5 million higher than in first quarter 2006, principally due to higher earnings at AllianceBernstein. In first quarter 2006, AXA Financial Group adopted the provisions of SFAS No. 123(R) and recognized $16.7 million ($11.5 million after-tax) and $31.0 million ($21.4 million after-tax) in compensation cost for share-based payment arrangements in the first quarters of 2007 and 2006, respectively.

In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.

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

Revenues. In first quarter 2007, revenues increased $415.1 million to $3.17 billion. The revenue increase of $296.0 million to $2.14 billion for the Financial Advisory/Insurance segment was principally due to higher policy fees, investment and other income while the $120.1 million increase in revenues for the Investment Management segment resulted primarily from higher investment advisory and services fees at AllianceBernstein.

Policy fee income was $678.8 million, $99.9 million higher than first quarter 2006. This increase resulted from fees earned on higher average Separate Account balances due to positive net cash flows and market appreciation.

Net investment income increased $80.8 million to $809.1 million in first quarter 2007 as the $92.7 million increase in the Financial Advisory/Insurance segment’s revenues was partially offset by $12.0 million lower investment income in the Investment Management segment. The Financial Advisory/Insurance segment’s increase was primarily due to a lower decrease in the fair value of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts ($25.3 million in first quarter 2007 as compared to $126.6 million in first quarter 2006. Additionally, a $21.4 million increase in other equity investments was partially offset by the $12.3 million decrease in fixed maturity investment income. The Investment Management decrease was due to a lower increase in market value appreciation for AllianceBernstein’s trading account securities, $9.6 million in first quarter 2007 as compared to $26.2 million in the 2006 period.

Investment gains totaled $20.5 million in first quarter 2007, a decrease of $18.4 million from the prior year quarter primarily due to $29.5 million lower gains recorded in the Investment Management segment. This segment’s decrease was principally due to non-cash gains of $7.2 million in first quarter 2007 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans in first quarter 2007 compared to $37.4 million in first quarter 2006. In the Financial Advisory/Insurance segment, investment gains of $9.1 million were reported in first quarter 2007 as compared to losses of $2.0 million in first quarter 2006. The $11.1 million increase primarily resulted from higher gains from sales of fixed maturity securities ($4.8 million in first quarter 2007 as compared to $3.1 million in first quarter 2006) and lower writedowns on General Account fixed maturities, $3.1 million in first quarter 2007 as compared to $8.1 million in first quarter 2006.

Commissions, fees and other income increased $254.2 million to $1.27 billion in first quarter 2007 with $161.6 million higher income in the Investment Management segment and a $93.7 million increase in the Financial Advisory/Insurance segment. The Investment Management segment increase was principally due to the $148.8 million increase in investment advisory and services fees at AllianceBernstein in first quarter 2007 as compared to first quarter 2006. The 23.7% increase to $775.5 million in investment advisory and services fees was primarily due to a 20.6% increase in average assets under management (“AUM”) resulting from net asset inflows, market appreciation, and higher performance fees. The Financial Advisory/Insurance segment increase to $280.3 million in first quarter 2007 was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base and to an increase in the fair value of the GMIB reinsurance contracts in the 2007 period compared with a decrease in first quarter 2006. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In first quarter 2007, the fair value of these contracts increased $0.7 million as compared to the $38.4 million decrease in fair value during first quarter 2006 due to market fluctuations.

Benefits and Other Deductions. Total benefits and other deductions increased $300.9 million in first quarter 2007 as the Financial Advisory/Insurance and Investment Management segments reported increases of $198.3 million and $103.6 million, respectively.

Policyholders’ benefits totaled $770.9 million, an increase of $61.8 million from the $709.1 million reported for first quarter 2006. The increase was principally due to a $50.0 million increase in the GMDB/GMIB reserves due to the growth of the business and a change in assumption related to expected annuitant mortality, a $10.2 million increase in benefits paid and $7.1 million higher policyholder dividends.

Total compensation and benefits increased $112.5 million to $701.3 million in first quarter 2007 with increases of $71.9 million and $40.7 million for the Investment Management and Financial Advisory/Insurance segments, respectively. The Investment Management segment increase in first quarter 2007 to $448.0 million reflected the $25.5 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels, the $25.1 million increase in incentive compensation and the $19.5 million increase in commission expense due to higher sales volume across all distribution channels and Institutional Research Services at AllianceBernstein. The increase in compensation and benefits to $253.4 million for the Financial Advisory/Insurance segment was primarily related to the absence of the $45.4 million reduction in other benefits in first quarter 2006 due to the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006.

For first quarter 2007, commissions in the Financial Advisory/Insurance segment totaled $399.3 million, an increase of $85.0 million from first quarter 2006 principally due to higher sales of annuity products and higher asset-based commissions.

There was a $6.7 million increase in distribution plan payments by AllianceBernstein to $77.7 million in first quarter 2007 due to higher sales of company-sponsored mutual funds

DAC and VOBA amortization increased to $231.7 million in first quarter 2007, up $125.0 million from the 2006 quarter. This increase in amortization was principally related to reactivity to higher current margins on products that are DAC reactive, lower decreases in first quarter 2007 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, an increase in fair value of the GMIB reinsurance asset and the impacts of DAC unlocking. In first quarter 2007, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $4.9 million. In first quarter 2006, DAC unlocking, principally related to the recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $59.2 million.

DAC capitalization totaled $435.5 million, an increase of $95.3 million from $340.2 million reported in first quarter 2006 primarily due to higher sales of life and annuity products.

The $13.9 million increase in other operating costs and expenses resulted from an increase of $21.7 million for the Investment Management segment that was partially offset by a $6.9 million decrease in the Financial Advisory/Insurance segment. The Investment Management segment increase in first quarter 2007 primarily resulted from higher travel and promotional materials costs and higher occupancy and technology expenses, partially offset by lower legal costs, at AllianceBernstein. The decrease in the Financial Advisory/Insurance segment was principally due to a decrease in legal fees, lower amortization and depreciation expense, and a decrease in other general insurance expense. These reductions were partially offset by higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2007 were $4.88 billion, an increase of $406.7 million from the 2006 quarter while total first year premiums and deposits increased $411.6 million to $3.42 billion in first quarter 2007. First year premiums and deposits for the life products increased $80.7 million primarily due to the $77.8 million increase in sales of interest sensitive life products in the wholesale channel. The annuity lines’ first year premiums and deposits increased $329.6 million as $337.7 million higher sales of variable annuities across both distribution channels was partially offset by $8.1 million lower fixed annuity sales. There was a $152.2 million increase to $1.72 billion in mutual fund and fee based assets sales in first quarter 2007.

Surrenders and Withdrawals. Surrenders and withdrawals increased, from $2.32 billion in first quarter 2006 to $2.90 billion for first quarter 2007. There was a $567.6 million increase in individual annuities surrenders and withdrawals with smaller increases of $11.3 million and $3.2 million reported for the traditional life and variable and interest-sensitive life insurance lines, respectively. The annualized annuities surrender rate increased to 10.1 % in first quarter 2007 from 9.4% in first quarter 2006. Similarly, the individual life surrender rates increased to 4.5% from 4.4% for the same respective periods. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	March 31,
	2007	2006

Third party	$677,109	$552,516
General Account and other	54,678	54,794
Insurance Group Separate Accounts	91,265	79,419
Total Assets Under Management	$823,052	$686,729

Third party assets under management at March 31, 2007 increased $124.59 billion from March 31,2006 primarily due to increases at AllianceBernstein. General Account and other assets under management decreased $116 million from first quarter 2006. The $11.85 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at the end of first quarter 2007 totaled $741.7 billion as compared to $617.6 billion at March 31, 2006 with market appreciation of $74.6 billion and net inflows across all distribution channels totaling $49.1 billion. Non-US clients accounted for 36.7% of the March 31, 2007 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial. On February 23, 2007, AXA Financial Group acquired 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million, increasing its total economic interest in AllianceBernstein to 63.3%. To fund this purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007. The note, which matures on December 21, 2007, has a interest rate of LIBOR plus 15 basis points that resets every two months, with a current interest rate of 5.49%.

The Insurance Group. At March 31, 2007, AXA Equitable had no short-term debt or commercial paper outstanding.

AllianceBernstein. For the three months ended March 31, 2007 and 2006, respectively, cash flows included inflows of $17.5 million and $39.9 million representing additional investments by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $14.1 million and $16.1 million to fund deferred compensation plans. Cash flows in the first quarter of 2007 and 2006, respectively, also included $161.4 million and $38.1 million from the issuance of commercial paper. In the 2006 period, cash outflows of $47.2 million related to the issuance of AllianceBernstein Holding units in exchange for cash awards under a compensation plan; no similar outflows occurred in first quarter 2007. Capital expenditures at AllianceBernstein were $26.9 million in first quarter 2007 compared to $20.9 million in first quarter 2006. Proceeds from net sales of investments totaled $5.8 million in the 2007 quarter as compared to $32.6 million in net purchases of investments in the year earlier quarter. Available cash flow for cash distributions from AllianceBernstein totaled $419.1 million and $290.8 million for first quarter 2007 and 2006, respectively.

At March 31, 2007 and 2006, respectively, AllianceBernstein had $503.6 million and $39.0 million under its commercial paper program outstanding; no amounts were outstanding under its revolving credit facility at March 31, 2007 and 2006. At March 31, 2006, AllianceBernstein had $7.5 million of short-term debt; no short-term debt was outstanding at March 31, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures are effective. There has been no change in AXA Financial Group’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2006 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

	Number	Description and Method of Filing

	31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXA FINANCIAL, INC.

Date: May 11, 2007	By:	/s/ Richard S. Dziadzio
Name: Richard S. Dziadzio
Title: Executive Vice President and Chief Financial Officer

Date: May 11, 2007	By:	/s/ Alvin H. Fenichel
Name: Alvin H. Fenichel
Title: Senior Vice President and Controller