Form 10-Q
period 2007-06-30
AXA FINANCIAL INC
filed 2007-08-13
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2007

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

As of August 13, 2007, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(Unaudited)	2006
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$36,459.4	$37,991.8
Mortgage loans on real estate	4,671.3	4,664.6
Equity real estate, held for the production of income	507.8	522.1
Policy loans	5,001.2	5,007.5
Other equity investments	2,089.0	1,735.3
Trading securities	642.0	465.1
Other invested assets	1,191.0	1,119.6
Total investments	50,561.7	51,506.0
Cash and cash equivalents	2,285.9	1,917.4
Cash and securities segregated, at estimated fair value	1,548.7	1,864.0
Broker-dealer related receivables	3,944.1	3,481.0
Deferred policy acquisition costs	9,289.9	8,609.9
Goodwill and other intangible assets, net	5,426.5	4,868.9
Value of business acquired	674.1	689.5
Amounts due from reinsurers	3,362.8	3,339.3
Loans to affiliates	2.0	400.0
Other assets	3,420.8	3,476.6
Separate Accounts’ assets	97,006.3	88,593.1

Total Assets	$177,522.8	$168,745.7

LIABILITIES
Policyholders’ account balances	$29,042.4	$29,895.6
Future policy benefits and other policyholders liabilities	22,761.6	22,754.7
Broker-dealer related payables	1,146.2	954.9
Customers related payables	4,072.4	3,980.8
Short-term and long-term debt	2,171.2	2,190.2
Loans from affiliates	1,630.0	1,280.0
Income taxes payable	2,019.8	2,123.3
Other liabilities	5,392.8	5,034.9
Separate Accounts’ liabilities	97,006.3	88,593.1
Minority interest in equity of consolidated subsidiaries	1,683.8	1,631.6
Minority interest subject to redemption rights	143.6	288.0
Total liabilities	167,070.1	158,727.1

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 500 million shares authorized, 436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,138.7	1,122.4
Retained earnings	10,110.3	9,494.7
Accumulated other comprehensive loss	(648.1)	(378.9)
Treasury shares, at cost	(152.1)	(223.5)
Total shareholder’s equity	10,452.7	10,018.6

Total Liabilities and Shareholder’s Equity	$177,522.8	$168,745.7

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$728.0	$602.1	$1,406.8	$1,181.0
Premiums	386.8	385.1	778.7	778.4
Net investment income	668.3	907.0	1,475.2	1,635.3
Investment (losses) gains, net	(3.0)	16.0	17.5	54.9
Commissions, fees and other income	1,309.7	1,190.0	2,586.8	2,206.0
Total revenues	3,089.8	3,100.2	6,265.0	5,855.6

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	730.4	742.6	1,501.3	1,451.7
Interest credited to policyholders’ account balances	293.8	277.6	586.8	583.5
Compensation and benefits	758.5	619.5	1,459.8	1,208.3
Commissions	410.0	318.1	816.2	632.4
Distribution plan payments	84.8	72.8	162.5	143.8
Amortization of deferred sales commissions	24.8	23.6	49.5	50.0
Interest expense	68.3	71.8	131.7	135.4
Amortization of deferred policy acquisition costs and value of business acquired	191.0	290.0	422.7	396.7
Capitalization of deferred policy acquisition costs	(460.0)	(364.2)	(895.5)	(704.4)
Rent expense	61.9	59.8	125.2	117.0
Amortization of other intangible assets	41.7	8.1	49.8	16.2
Other operating costs and expenses	332.5	298.6	662.0	614.2
Total benefits and other deductions	2,537.7	2,418.3	5,072.0	4,644.8

Earnings from continuing operations before income taxes and minority interest	552.1	681.9	1,193.0	1,210.8
Income taxes	(176.5)	(207.6)	(376.8)	(374.7)
Minority interest in net income of consolidated subsidiaries	(121.5)	(101.8)	(223.5)	(191.0)

Earnings from continuing operations	254.1	372.5	592.7	645.1
(Losses) earnings from discontinued operations, net of income taxes	(18.2)	.4	(15.1)	5.3
(Losses) gains on disposal of discontinued operations, net of income taxes	(2.0)	-	(6.8)	4.1
Net Earnings	$233.9	$372.9	$570.8	$654.5

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	1,122.4	1,047.8
Changes in capital in excess of par value	16.3	(.6)
Capital in excess of par value, end of period	1,138.7	1,047.2

Retained earnings, beginning of year	9,494.7	8,213.5
Cumulative effect adjustment to adopt FIN 48	44.8	-
Retained earnings, beginning of year as adjusted	9,539.5	8,213.5
Net earnings	570.8	654.5
Retained earnings, end of period	10,110.3	8,868.0

Accumulated other comprehensive (loss) income, beginning of year	(378.9)	345.5
Other comprehensive loss	(269.2)	(637.8)
Accumulated other comprehensive loss, end of period	(648.1)	(292.3)

Treasury shares at cost, beginning of year	(223.5)	(364.8)
Changes in treasury shares	71.4	73.1
Treasury shares at cost, end of period	(152.1)	(291.7)

Total Shareholder’s Equity, End of Period	$10,452.7	$9,335.1

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$570.8	$654.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	586.8	583.5
Universal life and investment-type product policy fee income	(1,406.8)	(1,181.0)
Net change in broker-dealer customer related receivables/payables	(422.8)	332.8
Investment gains, net	(17.5)	(53.7)
Change in segregated cash and securities, net	315.3	(140.7)
Change in deferred policy acquisition costs and value of business acquired	(472.8)	(307.7)
Change in future policy benefits	3.5	(64.0)
Change in income taxes payable	93.0	277.8
Change in accounts payable and accrued expenses	505.5	107.0
Amortization of deferred sales commission	49.5	50.0
Other depreciation and amortization	110.5	70.9
Amortization of other intangibles	49.8	16.2
Change in fair value of guaranteed minimum income benefit reinsurance contracts	48.1	(17.3)
Minority interest in net income of consolidated subsidiaries	223.5	191.0
Other, net	48.7	(58.3)

Net cash provided by operating activities	285.1	461.0

Cash flows from investing activities:
Maturities and repayments	1,768.3	2,115.4
Sales of investments	1,507.2	1,476.1
Purchases of investments	(2,665.4)	(3,699.0)
Change in short-term investments	9.1	18.7
Purchase of minority interest in consolidated subsidiary	(745.7)	-
Decrease in loans to affiliates	400.0	-
Increase in loans to affiliates	(2.0)	-
Change in capitalized software, leasehold improvements and EDP equipment	(93.7)	(73.3)
Other, net	(272.1)	.8

Net cash used in investing activities	(94.3)	(161.3)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 - CONTINUED
(UNAUDITED)

	2007	2006
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,400.0	$2,266.6
Withdrawals and transfers to Separate Accounts	(2,495.1)	(1,966.0)
Repayments of long-term debt	-	(300.0)
Proceeds from loans from affiliates	700.0	335.0
Repayment of loans from affiliates	(350.0)	(325.0)
Other, net	(77.2)	(116.5)

Net cash provided by (used in) financing activities	177.7	(105.9)

Change in cash and cash equivalents	368.5	193.8
Cash and cash equivalents, beginning of year	1,917.4	1,905.6

Cash and Cash Equivalents, End of Period	$2,285.9	$2,099.4

Supplemental cash flow information
Interest Paid	$80.3	$101.1
Income Taxes Paid	$215.0	$125.3

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2007” and “second quarter 2006” refer to the three months ended June 30, 2007 and 2006, respectively. The terms “first half of 2007” and “first half of 2006” refer to the six months ended June 30, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. The consolidated statement of cash flows for the first half of 2006 has been revised to reflect cash outflows related to capitalized software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2007 presentation.

In second quarter 2007, AXA Financial announced that USFL will cease marketing new business effective July 20, 2007 and will wind down its operations in Ohio over the next six to nine months. USFL policies currently in-force will not be impacted by this decision. As a result, AXA Financial recorded a pre-tax charge of $30.4 million ($19.8 million post-tax) due to the writedown of the intangible asset related to USFL’s insurance distribution system. In addition, AXA Financial recorded a pre-tax $4.7 million charge ($3.0 million post-tax) in second quarter 2007 related to severance costs.

2)	ACCOUNTING CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 9 to the Consolidated Financial Statements, AXA Financial Group adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. As a result of adopting FIN 48, AXA Financial Group recognized a $44.8 million positive cumulative-effect adjustment that increased the January 1, 2007 balance of retained earnings reflecting a decrease in the amount of unrecognized tax benefits.

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

In June 2007, the AICPA issued SOP 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”. The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”). The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impacts of adopting SOP 07-1.

3)	INVESTMENTS

For the second quarter and first half of 2007 and of 2006, investment income is shown net of investment expenses of $91.3 million, $185.7 million, $78.0 million and $166.1 million, respectively.

As of June 30, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $36,761.4 million and $37,564.1 million, respectively. Also at June 30, 2007 and December 31, 2006, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $193.8 million and $187.5 million and costs of $151.0 million and $154.8 million as well as other equity securities with carrying values of $74.6 million and $124.3 million and costs of $62.5 million and $119.6 million.

As of June 30, 2007 and December 31, 2006, respectively, AXA Financial Group’s trading account securities had amortized costs of $640.6 million and $438.5 million.

In second quarter and the first half of 2007 and of 2006, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $41.4 million, $52.1 million, $(18.4) million and $12.9 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first half of 2007 and 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,070.4 million and $1,360.4 million, respectively. Gross gains of $6.3 million and $36.4 million and gross losses of $14.3 million and $23.8 million were realized on these sales for the first half of 2007 and of 2006, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $729.7 million during the first half of 2007, resulting in a net unrealized loss balance of $302.5 million at June 30, 2007.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Six Months Ended June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$13.0	$13.4
Additions charged to income	-	.2
Deductions for writedowns and asset dispositions	(3.3)	(.4)
Balances, End of Period	$9.7	$13.2

Impaired mortgage loans along with the related investment valuation allowances follow:

	June 30,	December 31,
	2007	2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$82.4	$91.0
Impaired mortgage loans without investment valuation allowances	6.3	7.1
Recorded investment in impaired mortgage loans	88.7	98.1
Investment valuation allowances	(9.7)	(13.0)
Net Impaired Mortgage Loans	$79.0	$85.1

During the first half of 2007 and 2006, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $91.3 million and $102.9 million. Interest income recognized on these impaired mortgage loans totaled $2.4 million and $3.0 million for the first half of 2007 and 2006, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2007 and December 31, 2006, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $76.2 million and $68.6 million.

In the first half of 2007, AXA Financial Group purchased interest rate floors with a notional amount of $3.00 billion. Cash paid for these interest rate floors totaled $81.0 million. For the second quarter and first half of 2007, declines in the fair value of these interest rate floors totaled $29.6 million and $37.7 million, respectively, and were reported in Net investment income in the consolidated statements of earnings.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	June 30,	December 31,
	2007	2006
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,701.5	$8,759.5
Policyholder dividend obligation	-	3.2
Other liabilities	35.1	29.1
Total Closed Block liabilities	8,736.6	8,791.8

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value (amortized cost of $6,007.7 and $5,967.6)	5,928.9	6,019.4
Mortgage loans on real estate	792.8	809.4
Policy loans	1,216.3	1,233.1
Cash and other invested assets	8.3	6.8
Other assets	294.7	286.2
Total assets designated to the Closed Block	8,241.0	8,354.9

Excess of Closed Block liabilities over assets designated to the Closed Block	495.6	436.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income tax (benefit) expense of $(27.5) and $17.0 and policyholder dividend obligation of zero and $3.2	(51.3)	31.6

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$444.3	$468.5

AXA Equitable’s Closed Block revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)
REVENUES:
Premiums and other income	$104.3	$108.1	$210.0	$219.2
Investment income (net of investment expenses of $0, $0, $0 and $0)	124.4	126.2	251.6	257.2
Investment gains (losses), net	3.0	(3.0)	3.9	(2.1)
Total revenues	231.7	231.3	465.5	474.3

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	212.3	213.7	427.6	436.8
Other operating costs and expenses	.1	.8	1.4	1.8
Total benefits and other deductions	212.4	214.5	429.0	438.6

Net revenues before income taxes	19.3	16.8	36.5	35.7
Income tax expense	(7.1)	(6.2)	(12.3)	(12.8)
Net Revenues	$12.2	$10.6	$24.2	$22.9

Reconciliation of the AXA Equitable policyholder dividend obligation is as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$3.2	$73.7
Unrealized investment losses	(3.2)	(73.7)
Balances, End of Period	$-	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	June 30,	December 31,
	2007	2006
	(In Millions)
CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$7,123.9	$7,202.8
Policyholder dividend obligation	51.6	109.6
Other liabilities	34.3	35.6
Total Closed Block liabilities	7,209.8	7,348.0

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value (amortized cost $4,254.1 and $4,277.6)	4,147.2	4,237.2
Mortgage loans on real estate	711.6	692.4
Policy loans	961.5	977.9
Cash and other invested assets	79.2	54.7
Other assets	288.1	333.9
Total assets designated to the Closed Block	6,187.6	6,296.1

Excess of Closed Block liabilities over assets designated to the Closed Block	1,022.2	1,051.9
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of policyholder dividend obligation of $107.0 and $40.3	-	-

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$1,022.2	$1,051.9

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)
REVENUES:
Premiums and other income	$85.0	$91.1	$165.1	$177.4
Investment income (net of investment expenses of $1.7, $1.6, $3.1 and $2.9)	90.2	84.8	174.1	167.3
Investment (losses) gains, net	(2.3)	3.9	(1.3)	1.9
Total revenues	172.9	179.8	337.9	346.6

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	149.0	157.4	290.5	302.0
Other operating costs and expenses	1.1	.9	1.7	1.5
Total benefits and other deductions	150.1	158.3	292.2	303.5

Net revenues before income taxes	22.8	21.5	45.7	43.1
Income tax expense	(8.0)	(7.5)	(16.0)	(15.1)
Net Revenues	$14.8	$14.0	$29.7	$28.0

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2007	2006
	(In Millions)

Balance, beginning of year	$109.6	$142.5
Applicable to net revenues	8.6	8.6
Unrealized investment losses, net	(66.6)	(85.9)
Balance, End of Period	$51.6	$65.2

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations includes Wind-up Annuities, equity real estate held-for-sale, Enterprise and Advest. The following table reconciles the (Losses) earnings from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the second quarter and first half of 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(.5)	$.2	$.4	$-
Real estate held-for-sale	(14.5)	.1	(12.7)	4.6
Disposal of business - Enterprise	(3.2)	.1	(2.8)	.7
Total	$(18.2)	$.4	$(15.1)	$5.3

(Losses) Gains on Disposal of Discontinued Operations, Net of Income Taxes:
Disposal of business - Enterprise	$(2.0)	$-	$(6.8)	$-
Disposal of business - Advest	-	-	-	4.1
Total	$(2.0)	$-	$(6.8)	$4.1

Summarized financial information for Wind-up Annuities follows:

	June 30,	December 31,
	2007	2006
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value (amortized cost of $685.5 and $752.7)	$683.6	$764.8
Equity real estate	165.0	169.5
Mortgage loans on real estate	2.5	2.9
Other invested assets	2.2	2.6
Total investments	853.3	939.8
Cash and cash equivalents	37.2	.1
Other assets	26.1	13.7
Total Assets	$916.6	$953.6

Policyholders liabilities	$771.1	$788.2
Allowance for future losses	-	1.0
Other liabilities	145.5	164.4
Total Liabilities	$916.6	$953.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)
STATEMENTS OF EARNINGS

Investment income (net of investment expenses of $4.8, $4.5, $9.8 and $9.1)	$16.5	$18.4	$32.9	$36.1
Investment gains, net	2.8	4.8	4.3	5.2
Total revenues	19.3	23.2	37.2	41.3

Benefits and other deductions	20.4	18.7	39.1	39.8
(Losses charged) earnings credited to the allowance for future losses	(1.1)	4.5	(1.9)	1.5
Pre-tax results from operations	-	-	-	-
Pre-tax (loss) earnings from strengthening/releasing the allowance for future losses	(1.1)	.3	(.1)	-
Income tax benefit (expense)	.6	(.1)	.5	-
(Losses) Earnings from Wind-up Annuities	$(.5)	$.2	$.4	$-

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

Management believes the allowance for future losses at June 30, 2007 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management’s current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the allowance are likely to result.

Enterprise

In first half of 2007, $10.3 million pre-tax severance and transaction costs ($6.8 million post-tax) were recorded as a result of the transfer of 26 of 27 of the AXA Enterprise Funds to Goldman Sachs Asset Management L.P. Proceeds received on the transfer of the AXA Enterprise Funds totaled $33.1 million. In first half of 2007, an impairment of $5.7 million pre-tax ($3.7 million post-tax) was recorded on intangible assets associated with investment management and distribution contracts based upon estimated fair value. At June 30, 2007, the remaining balance of intangible assets totaled $20.4 million.

Advest

In first half 2006, a pre-tax gain on disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the settlement of contingencies related to the 2005 sale of Advest.

Real Estate Held-for-Sale

At June 30, 2007 and December 31, 2006, respectively, equity real estate held-for-sale of $74.2 million and $95.7 million was included in Other assets.

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

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or an annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$164.4	$228.6	$393.0
Paid guarantee benefits	(14.2)	(1.7)	(15.9)
Other changes in reserve	61.3	6.1	67.4
Balance at June 30, 2007	$211.5	$233.0	$444.5

Balance at January 1, 2006	$115.8	$173.8	$289.6
Paid guarantee benefits	(18.8)	(1.6)	(20.4)
Other changes in reserve	42.0	(1.1)	40.9
Balance at June 30, 2006	$139.0	$171.1	$310.1

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$24.1	$22.9
Paid guarantee benefits	(5.0)	(5.3)
Other changes in reserve	7.6	6.9
Balances, End of Period	$26.7	$24.5

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2007 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	Of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,090	$681	$312	$764	$12,847
Separate Accounts	$28,867	$9,966	$7,793	$28,063	$74,689
Net amount at risk, gross	$235	$333	$1,286	$124	$1,978
Net amount at risk, net of amounts reinsured	$235	$197	$784	$64	$1,280
Average attained age of contractholders	49.6	61.5	64.9	61.5	53.1
Percentage of contractholders over age 70	7.6%	21.8%	35.9%	21.5%	12.3%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

GMIB:
Account values invested in:
General Account	N/A	N/A	$102	$949	$1,051
Separate Accounts	N/A	N/A	$5,298	$37,568	$42,866
Net amount at risk, gross	N/A	N/A	$199	-	$199
Net amount at risk, net of amounts reinsured	N/A	N/A	$51	-	$51
Weighted average years remaining until annuitization	N/A	N/A	2.3	8.3	7.4
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$49,567	$45,083
Fixed income	4,799	4,824
Balanced	18,039	14,927
Other	2,284	2,221
Total	$74,689	$67,055

GMIB:
Equity	$26,280	$22,966
Fixed income	2,790	2,756
Balanced	12,748	10,442
Other	1,048	995
Total	$42,866	$37,159

C) Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent not reinsured. At June 30, 2007, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $51,350 million and $144 million, respectively, with the GMDB feature and $30,540 million and zero, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2007	$66.8	$-	$66.8
Other changes in reserves	23.7	-	23.7
Balance at June 30, 2007	$90.5	$-	$90.5

Balance at January 1, 2006	$35.0	$-	$35.0
Other changes in reserves	13.5	-	13.5
Balance at June 30, 2006	$48.5	$-	$48.5

7)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified and non-qualified plans follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Service cost	$14.1	$14.4	$28.1	$28.7
Interest cost on projected benefit obligation	45.8	43.6	91.6	87.3
Expected return on assets	(56.5)	(54.4)	(113.0)	(108.8)
Net amortization and deferrals	17.3	25.2	34.7	50.3
Net Periodic Pension Expense	$20.7	$28.8	$41.4	$57.5

Components of net postretirement benefit costs (credits) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Service cost	$.8	$1.6	$1.6	$3.3
Interest cost on accumulated postretirement benefit obligation	9.0	8.9	18.0	17.8
Net amortization and deferrals	1.9	2.7	3.7	4.1
Curtailment gain	-	-	-	(45.4)
Other	-	(12.9)	-	(12.9)
Net Periodic Postretirement
Benefits Costs (Credits)	$11.7	$.3	$23.3	$(33.1)

On March 16, 2006, AXA Financial announced that effective December 31, 2006 active participants will no longer earn additional age and/or service credits toward the cost sharing rules for retiree health coverage. New hires on or after March 16, 2006 will not be eligible for any company subsidy towards retiree health coverage. As a result, AXA Financial recognized a one-time curtailment gain of $45.4 million in first quarter 2006 and a reduction in the aggregate accumulated postretirement benefit obligation of its retiree medical plans of approximately $13.4 million. This reduction resulted from remeasurement of the benefit obligations coincident with the announcement of the changes in benefit entitlements and is accounted for prospectively as prior service cost in a manner similar to a plan amendment. In second quarter 2006, AXA Financial recognized a $12.9 million reduction in the net liability for retiree life insurance for claim payments not previously reflected. There was no change in the projected benefit obligation.

Components of net postemployment benefit costs (credits) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Service cost	$1.4	$1.9	$2.8	$3.0
Interest cost projected benefit obligation	.5	.3	1.0	.7
Net amortization and deferrals	-	(3.0)	-	(6.1)
Net Periodic Postemployment
Benefits Costs (Credits)	$1.9	$(.8)	$3.8	$(2.4)

8)	SHARE-BASED COMPENSATION PROGRAMS

For the second quarter and first half of 2007 and of 2006, respectively, AXA Financial Group recognized compensation costs of $32.4 million, $49.1 million, $11.9 million and $42.9 million for share-based payment arrangements. Effective January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

On May 10, 2007, approximately 3.1 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 34.61 euros, of which approximately 2.3 million have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term. The last tranche of awards exceeding 5,000 options, or approximately 0.5 million options, are subject to conditional vesting terms that require the AXA ordinary share price to outperform the EURO STOXX Insurance index measured between May 10, 2007 and May 10, 2011. All of the options granted on May 10, 2007 have a ten-year contractual term. The weighted average grant date fair value per option award was estimated at $9.61, using a Monte-Carlo simulation approach to model the value of the conditional vesting feature. Key assumptions used in the valuation include expected volatility of 27.5%, weighted average expected term of 5.5 years, expected dividend yield of 4.10% and a risk-free interest rate of 4.40%. Beginning at the grant date, the total fair value of this award, net of expected forfeitures, of approximately $25.5 million, is charged to expense over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. In second quarter 2007, AXA Financial Group recognized compensation expense of approximately $10.6 million in respect of the May 10, 2007 grant of options.

On May 10, 2007, under the terms of the AXA Performance Unit Plan 2007, the AXA Management Board awarded 546,246 unearned performance units to employees of AXA Financial subsidiaries. During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group. The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake. Performance units earned under the 2007 plan cliff-vest on the second anniversary of their date of award. When fully-vested, the performance units earned will be settled in cash, or in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period. For 2007 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on May 8, 2009. In second quarter 2007, AXA Financial Group recognized compensation expense of approximately $5.4 million in respect of the May 10, 2007 grant of performance units.

On March 21, 2007, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards made under the terms of the AXA Performance Unit Plan 2006 and expected to vest on March 31, 2008. Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR, based on 502,500 notional shares. The forward purchase contract requires that AXA Financial take delivery of 167,500 AXA ADRs on March 31, 2008 for payment of $43.4740 per share, or approximately $7.3 million. This forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheet at June 30, 2007 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

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

As a result of the implementation of FIN 48 as of January 1, 2007, AXA Financial Group recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $590.7 million. Of that total, $425.1 million would affect the effective tax rate and $165.6 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. At June 30, 2007, the total amount of unrecognized tax benefits was $598.9 million of which $433.3 million would affect the effective rate and $165.6 million was timing in nature.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at June 30, 2007 and January 1, 2007 are $104.2 million and $96.0 million, respectively. Tax expense for second quarter and first half of 2007 reflected $4.1 million and $8.2 million in interest related to unrecognized tax benefits.

The IRS is currently examining AXA Financial’s 2002 and 2003 Federal corporate income tax returns. MONY Groups’s returns for 2002 through the date of acquisition by AXA Financial are also currently being examined. In addition, MONY Groups’s tax years 1994-1997 are currently under review by the Appeals Office of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan. The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents. Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective. Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees. Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan. Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them. The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees. In March 2007, AXA Equitable filed a motion to dismiss. In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.

In Highfields Capital and Cede & Co., trial was completed in April 2007 and post-trial argument was heard in June 2007.

In Centre Life Insurance Company, in July 2007, Centre filed an amended arbitration claim, which alleges claims substantially similar to those included in the original arbitration claim.

In Lennon, in March 2007, the case was refiled in the District Court for the Northern District of California and, in April 2007, AXA Advisors filed an answer.

In Bolea, the plaintiff voluntarily dismissed the complaint in April 2007 and, in June 2007, refiled a virtually identical complaint in the District Court for the Northern District of California.

In Aucoin, plaintiff’s time to file an appeal expired in June 2007 and the parties submitted a fully executed stipulation withdrawing appeal in July 2007.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above or those described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, and believes that the ultimate resolution of the litigation described above involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

In addition to the matters described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations. Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$1,945.6	$2,177.8	$4,087.6	$4,019.1
Investment Management (1)	1,168.5	944.7	2,224.9	1,881.0
Consolidation/elimination	(24.3)	(22.3)	(47.5)	(44.5)
Total Revenues	$3,089.8	$3,100.2	$6,265.0	$5,855.6

(1) Net of interest expense incurred on securities borrowed.

Segment earnings from continuing operations before income taxes and minority interest:
Financial Advisory/Insurance	$214.6	$429.8	$580.4	$700.1
Investment Management	337.7	252.1	612.8	510.7
Consolidation/elimination	(.2)	-	(.2)	-
Total Earnings from Continuing
Operations before Income Taxes and Minority Interest	$552.1	$681.9	$1,193.0	$1,210.8

	June 30,	December 31,
	2007	2006
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$159,193.3	$151,821.7
Investment Management	18,353.0	16,938.7
Consolidation/elimination	(23.5)	(14.7)
Total Assets	$177,522.8	$168,745.7

In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, AXA Financial Group recorded a non-cash $37.4 million realized gain. On February 23, 2007, AXA Financial Group acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%. As a result of this transaction AXA Financial Group recorded additional Goodwill of $392.8 million and other intangible assets of $209.5 million relating to investment management contracts. The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price during the period November 23, 2007 through October 2, 2009. At June 30, 2007 and December 31, 2006, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 63.2% and 60.3%, respectively.

12)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Net earnings	$233.9	$372.9	$570.8	$654.5

Change in unrealized losses, net of reclassification adjustment	(319.5)	(277.9)	(294.0)	(637.8)
Change in net losses not yet recognized in periodic benefit cost, net of reclassification adjustment	12.4	-	24.8	-

Other comprehensive loss	(307.1)	(277.9)	(269.2)	(637.8)

Comprehensive (Loss) Income	$(73.2)	$95.0	$301.6	$16.7

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and the “Risk Factors” sections included in AXA Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net earnings for AXA Financial Group were $570.8 million for the first half of 2007, a decrease of $83.7 million from the first half of 2006. In the first half of 2007, a pre-tax loss of $12.3 million ($9.6 million post-tax) was recognized related to the discontinued Enterprise operations and the related transfer of 26 of the 27 AXA Enterprise Funds to Goldman Sachs Asset Management L.P., as compared to pre-tax earnings of $0.3 million ($0.7 million post-tax) during the first six months of 2006. In first quarter 2006, a pre-tax gain on the disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the release of reserves due to the settlement of contingencies related to the 2005 sale of Advest. As a result of the reclassification of certain real estate properties to the held for sale category in second quarter 2007 and in first and second quarters of 2006, such properties and their related income are reported as discontinued operations in all periods presented. Pre-tax and post-tax losses from held-for-sale real estate were $19.7 million and $12.7 million, respectively, for the first half of 2007 as compared to pre-tax and post-tax earnings of $7.1 million and $4.6 million, respectively, in the 2006 period. Earnings from continuing operations were $592.7 million for the first half of 2007, a decrease of $52.4 million from the first half of 2006.

Earnings from continuing operations before income taxes and minority interest were $1.19 billion for the first six months of 2007, a decrease of $17.8 million from the year earlier period. There was a $119.7 million decrease in the Financial Advisory/Insurance segment’s earnings to $580.4 million as lower investment results primarily due to a larger decrease in the fair value of derivative instruments, higher commission expense and higher compensation and benefit costs were partially offset by higher policy fee income and higher DAC capitalization in the first half of 2007. The Investment Management segment’s earnings were $612.8 million, $102.1 million higher than in the first six months of 2006, principally due to higher earnings at AllianceBernstein. The Investment Management segment’s earnings included $8.2 million and $13.2 million in the 2007 and 2006 periods, respectively, from contingent payments related to AllianceBernstein’s second quarter 2005 disposition of its cash management business to Federated. In first quarter 2006, AXA Financial Group adopted the provisions of SFAS No. 123(R) and recognized $23.2 million ($15.9 million post-tax) and $20.9 million ($14.1 million post-tax) in compensation cost for share-based payment arrangements during the first six months of 2007 and 2006, respectively.

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent not reinsured.

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

Revenues. In the first six months of 2007, revenues increased $409.4 million to $6.27 billion. The $68.5 million increase in the Financial Advisory/Insurance segment’s revenues to $4.09 billion was principally due to higher policy fees and other income while the $343.9 million increase in revenues to $2.22 billion for the Investment Management segment resulted principally from higher investment advisory and services fees at AllianceBernstein.

Policy fee income was $1.41 billion, $225.8 million higher than in the first six months of 2006. This increase resulted from fees earned on higher average Separate Account balances due to positive net cash flows and market appreciation.

Net investment income decreased $160.1 million to $1.48 billion in the first six months of 2007 as the $196.5 million decrease in the Financial Advisory/Insurance segment’s income was partially offset by $36.6 million higher investment income in the Investment Management segment. The Financial Advisory/Insurance segment’s decrease was primarily due to a larger decrease in the fair value of derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts ($228.8 million in the first half of 2007 as compared to $31.0 million in the first six months of 2006). The 2007 decrease was due to the growth in the equity markets during the first six months of 2007. Additionally, a $40.8 million increase in investment income from other equity investments was partially offset by the $32.8 million decrease in fixed maturity related income. The Investment Management segment’s increase was due to changes in market value appreciation for AllianceBernstein’s trading account securities, $41.6 million in the first six months of 2007 as compared to $10.7 million in the 2006 period.

Investment gains totaled $17.5 million in the first six months of 2007, a decrease of $37.4 million as compared to $54.9 million in the first six months of 2006 primarily due to $32.6 million lower gains recorded in the Investment Management segment. This segment’s decrease was principally due to non-cash gains in the first half of 2007 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans of $9.5 million as compared to $37.4 million in the 2006 period. In the Financial Advisory/Insurance segment, investment losses of $2.3 million were reported in the first half of 2007 as compared to gains of $2.5 million in the 2006 period. The $4.8 million change primarily resulted from lower gains from sales of equity real estate ($3.9 million in the 2007 period as compared to $10.3 million in the comparable 2006 period) and fixed maturity securities ($9.4 million in the 2007 period as compared to $13.8 million in comparable 2006 period), partially offset by lower writedowns on General Account fixed maturities, $19.5 million in the first half of 2007 as compared to $22.1 million in first six months of 2006.

Commissions, fees and other income increased $380.8 million to $2.59 billion in the first six months of 2007 with $339.9 million higher income in the Investment Management segment and a $43.7 million increase in the Financial Advisory/Insurance segment. The Investment Management segment’s increase was principally due to the $303.8 million increase in investment advisory and services fees at AllianceBernstein in the first six months of 2007 as compared to the comparable 2006 period. The 23.1% increase to $1.62 billion in investment advisory and services fees was primarily due to a 22.6% increase in average assets under management (“AUM”) resulting from net asset inflows and market appreciation partially offset by $9.6 million lower performance fees. The Financial Advisory/Insurance segment’s increase to $516.8 million in the first half of 2007 was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base, offset by the decline in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In the first six months of 2007, the fair value of these contracts decreased $48.1 million as compared to a $17.3 million increase in fair value during the first half of 2006 due to market fluctuations.

Benefits and Other Deductions. Total benefits and other deductions increased $427.2 million to $5.07 billion in the first half of 2007 as the Investment Management and the Financial Advisory/Insurance segments reported increases of $241.8 million and $188.2 million, respectively.

Policyholders’ benefits totaled $1.50 billion, an increase of $49.6 million from the $1.45 billion reported for the first six months of 2006. The increase was principally due to a $51.6 million increase in the GMDB/GMIB reserves due to the growth of the business, an update in assumptions for expected annuitant mortality and $32.2 million higher policyholder dividends offset by more favorable reinsurance assumed mortality experience.

Total compensation and benefits increased $251.5 million to $1.46 billion in the first six months of 2007 with increases of $180.9 million and $70.8 million for the Investment Management and the Financial Advisory/Insurance segments, respectively. The Investment Management segment’s increase in the first half of 2007 reflected an $80.7 million increase in incentive compensation, a $50.5 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels and a $39.6 million increase in commission expense due to higher sales volume across all distribution channels at AllianceBernstein. The $70.8 million increase in compensation and benefits to $523.6 million for the Financial Advisory/Insurance segment in the first six months of 2007 was principally related to a $45.4 million reduction in first quarter 2006 due to the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006 as well as higher salary and incentive compensation expense and $4.7 million of severance costs related to USFL.

For the first six months of 2007, commissions in the Financial Advisory/Insurance segment totaled $816.2 million, an increase of $183.8 million from the first six months of 2006, principally due to higher sales of life and annuity products and higher asset-based commissions.

There was an $18.7 million increase in distribution plan payments by AllianceBernstein to $162.5 million in the first six months of 2007 due to higher sales of company-sponsored mutual funds in Luxembourg and in the U.S.

DAC and VOBA amortization increased to $422.7 million in the first six months of 2007, $26.0 million higher than in the comparable 2006 period. This increase in amortization was principally related to reactivity to higher current margins on products that are DAC reactive and the impacts of DAC unlocking partially offset by reactivity to larger decreases in the first six months of 2007 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs and a decrease in the fair value of the GMIB reinsurance asset. In the first half of 2007, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $46.8 million. In the comparable 2006 period, DAC unlocking, principally related to the recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $74.0 million.

DAC capitalization totaled $895.5 million for the first half of 2007, an increase of $191.1 million from $704.4 million reported in the first six months of 2006 primarily due to higher sales of life and annuity products.

Amortization of intangible assets increased by $33.6 million to $49.8 million in the first six months of 2007. $30.7 million of that increase was recorded in the Financial Advisory/Insurance segment as a result of the $30.4 million writedown of intangible assets related to USFL’s distribution system in light of management’s decision to cease marketing USFL products.

The $47.8 million increase in other operating costs and expenses to $662.0 million in the first half of 2007 resulted from increases of $32.4 million and $18.0 million for the Investment Management and the Financial Advisory/Insurance segments, respectively. The Investment Management segment’s increase in the first six months of 2007 primarily resulted from higher travel and promotion costs and higher occupancy and technology expenses, partially offset by lower legal costs, at AllianceBernstein. The increase in the Financial Advisory/Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first six months of 2007 were $10.16 billion, an increase of $1.04 billion from the comparable 2006 period, while total first year premiums increased $1.01 billion to $7.19 billion in the first six months of 2007. First year premiums and deposits for the life products increased $151.8 million as a result of $134.9 million and $26.8 million higher respective sales of interest-sensitive and variable life products partially offset by $6.8 million and $3.1 million lower sales of COLI and traditional life products, respectively. First year premiums and deposits for annuity products increased $853.0 million with $871.3 million higher variable annuity sales, including the wholesale channel’s $663.1 million increase, being partially offset by $18.3 million lower fixed annuity sales. There was a $228.2 million increase to $3.33 billion in mutual fund and fee based assets sales in the first six months of 2007. In July 2007, AXA Equitable launched two new universal life insurance products, one of which includes a lapse protection rider. These new universal life products are currently available for new sales in place of the prior product in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received. The prior universal life product accounted for 70.0% and 59.5% of first year life premiums and deposits for the Financial Advisory/Insurance segment in the first half of 2007 and 2006, respectively. The new universal life products are expected to be more competitive at certain issue ages. They are less competitive for older issue ages. Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products is expected to reduce total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

Surrenders and Withdrawals. Surrenders and withdrawals increased, from $4.57 billion in the first six months of 2006 to $5.77 billion for the first six months of 2007. There was a $1.13 billion increase in individual annuities surrenders and withdrawals of which $405.0 million was due to higher surrenders of fixed annuities sold five years ago. Higher fixed annuity surrender experience is expected to continue but is not expected to have a material impact on future earnings. Overall, the annualized annuities surrender rate increased to 10.1% in the first six months of 2007 from 9.2% in the first six months of 2006 largely due to the higher surrenders of fixed annuities. When these fixed annuity surrenders are excluded, the annualized annuities surrender rate increased to 9.5% in the first six months of 2007 from 9.3% in the first six months of 2006. In the first half of 2007, variable and interest-sensitive life and traditional life insurance surrenders and withdrawals increased by $63.4 million and $2.1 million, respectively. The individual life surrender rates increased to 4.5% in the 2007 period from 4.3% for the 2006 period. The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)
	June 30,
	2007	2006

Third party	$725,902	$561,455
General Account and other	53,436	53,969
Insurance Group Separate Accounts	97,200	78,259
Total Assets Under Management	$876,538	$693,683

Third party assets under management at June 30, 2007 increased $164.45 billion from June 30, 2006 primarily due to increases at AllianceBernstein. General Account and other assets under management at June 30, 2007 decreased $533 million from June 30, 2006 primarily due to net cash outflows due to higher surrenders and transfers to Separate Accounts and market depreciation on the fixed maturity portfolio. The $18.94 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at June 30, 2007 totaled $792.9 billion as compared to $625.2 billion at June 30, 2006 due to market appreciation of $53.2 billion and inflows across all distribution channels totaling $22.8 billion. Non-US clients accounted for 37.9% of the June 30, 2007 total.

LIQUIDITY AND CAPITAL RESOURCES

On June 11, 2007, Standard & Poor’s raised AXA Financial’s counterparty credit rating from A/Stable to A+/Stable and its senior unsecured debt rating from A to A+ while raising AXA Equitable’s counterparty credit rating from AA-/Stable/A1 to AA/Stable/A-1+ and its financial strength rating from AA-/Stable to AA/Stable and MLOA’s counterparty credit rating from AA-/Stable to AA/Stable and its financial strength rating from AA-/Stable to AA/Stable.

AXA Financial. On February 23, 2007, AXA Financial Group acquired 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million, increasing its total economic interest in AllianceBernstein to 63.3%. To fund this purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007. The note, which matures on December 21, 2007, has an interest rate of LIBOR plus 15 basis points that resets every two months, currently bearing an interest rate of 5.48%. On June 21, 2007, $350.0 million of this borrowing was repaid.

On April 21, 2006, AXA Financial prepaid the MONY Holdings $300.0 million Insured Notes for $319.3 million, which included principal, accrued interest, bond call premium and swap settlement payments. This payment was funded by an additional $260.0 million in borrowings from AXA and with available cash. The AXA borrowing was repaid in December 2006.

In June 2006, AXA Financial repaid $150.0 million of its $200.0 million Subordinated Note to AXA, the balance of which was repaid in December 2006. Also in June 2006, AXA Financial repaid its $100.0 million note issued in December 2005 and its $75.0 million note issued in March 2006.

The Insurance Group. In the second quarters of both 2007 and 2006, AXA Equitable paid cash dividends of $300.0 million. In second quarter 2007, MONY Life paid a cash dividend of $80.0 million.

On June 15, 2007, AXA Insurance Holding Co. Ltd. repaid its $400.0 million note to AXA Equitable. That investment had an interest rate of 5.89%.

At June 30, 2007, AXA Equitable had no short-term debt outstanding.

AllianceBernstein. For the six months ended June 30, 2007 and 2006, respectively, cash flows included inflows of $36.8 million and $45.6 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $13.9 million and $18.4 million to fund deferred compensation plans. Cash flows in the first half of 2006 were also impacted by the issuance of AllianceBernstein Holding units in exchange for earnings-based awards totaling $47.2 million made under an AllianceBernstein compensation plan. There was a net reduction in cash flows of $29.1 million and a net increase of $5.4 million in the respective 2007 and 2006 periods related to the issuance of commercial paper. Capital expenditures at AllianceBernstein were $55.4 million in the first six months of 2007 compared to $49.6 million in the comparable 2006 period while sales of investments totaled $11.1 million in the first half of 2007 as compared to investment purchases of $41.0 million in the year earlier period. Available cash flow for cash distributions from AllianceBernstein totaled $598.5 million and $484.1 million for the first six months of 2007 and 2006, respectively, while distributions paid were $684.1 million and $517.2 million for the same respective periods.

At June 30, 2007, AllianceBernstein had $319.7 million outstanding under its commercial paper program; no amount was outstanding under its revolving credit facility at June 30, 2007 nor was there any short-term debt at that date. In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million. During January and February 2007, SCB LLC increased three of the agreements to $200.0 million each and entered into an additional agreement for $100.0 million with a new bank. As of June 30, 2007, no amounts were outstanding under these credit facilities.

On May 2, 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1 million net of cash acquired.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures are effective. There has been no change in AXA Financial Group’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group’s internal control over financial reporting.

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

AXA FINANCIAL, INC.

Date:	August 13, 2007	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and Chief Financial Officer

Date:	August 13, 2007	By:	/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller