Form 10-K
period 2007-12-31
AXA FINANCIAL INC
filed 2008-03-13
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number 1-11166
AXA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3623351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 554-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2007.

As of March 12, 2008, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I) (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATE BY REFERNECE:

Portions of AllianceBernstein L.P.’s Annual Report in Form 10-K for the fiscal year ended December 31, 2007 are incorporated by reference into Part I hereof.

TABLE OF CONTENTS

Part I

Item 1.	Business	1-1
	Overview	1-1
	Segment Information	1-1
	Employees and Financial Professionals	1-6
	Competition	1-7
	Regulation	1-7
	Parent Company	1-10
	Other Information	1-11
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Submission of Matters to a Vote of Security Holders*	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants on Accounting and
	Financial Disclosure	9-1
Item 9A(T).	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accounting Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures		S-1
Index to Exhibits		E-1

*Omitted pursuant to General Instruction I to Form 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Financial, Inc. assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” and elsewhere in this report.

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  It is one of the world’s largest asset managers, with total assets under management of approximately $888.63 billion at December 31, 2007, of which approximately $800.39 billion were managed by AllianceBernstein.  Through its insurance company subsidiaries, AXA Financial Group is also among the oldest and largest life insurance organizations in the United States.  AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files annual reports on Form 20-F.  For additional information regarding AXA, see “- Parent Company”.

SEGMENT INFORMATION

AXA Financial Group conducts operations in two business segments, the Financial Advisory/Insurance segment and the Investment Management segment.  The financial advisory and insurance business conducted by AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and their subsidiaries and the MONY Companies is reported in the Financial Advisory/Insurance segment.  The investment management business of AllianceBernstein, a leading global investment management firm, is reported in the Investment Management segment.  For additional information on AXA Financial Group’s business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 21 of Notes to Consolidated Financial Statements.

Financial Advisory/Insurance

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Financial Advisory/Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $8.87 billion (or 66.5%) of total revenues, after intersegment eliminations, for the year ended December 31, 2007.

Financial Advisory/Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency.  AXA Distributors, a broker-dealer and insurance general agency subsidiary of AXA Equitable, distributes the Insurance Group’s products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies.

1 As used in this Form 10-K, the term “AXA Financial Group” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 (“AXA Financial”), and its consolidated subsidiaries.  The term “MONY Companies” means MONY Life Insurance Company (“MONY Life”), MONY Life Insurance Company of America (“MLOA”), U.S. Financial Life Insurance Company (“USFL”) and the other subsidiaries of MONY acquired by AXA Financial in the MONY acquisition.  The term “Financial Advisory/Insurance Group” refers collectively to AXA Equitable Life Insurance Company (“AXA Equitable”), a New York stock life insurance corporation, to AXA Equitable’s wholly owned subsidiaries, AXA Life and Annuity Company (“AXA Life”), and AXA Distributors, LLC and its subsidiaries (collectively, “AXA Distributors”), to AXA Advisors, LLC (“AXA Advisors”), to AXA Network, LLC and its subsidiaries (collectively, “AXA Network”), AXA Financial (Bermuda) Ltd. (“AXA Bermuda”) and the MONY Companies.  The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries.  The term “Insurance Group” refers collectively to AXA Equitable, MONY Life, MLOA, USFL, AXA Life and AXA Bermuda.  The term “General Account” refers to the assets held in the respective general accounts of AXA Equitable, MONY Life, MLOA, AXA Life, USFL and AXA Bermuda and all of the investment assets held in certain of AXA Equitable's, MONY Life’s and MLOA’s separate accounts on which the Insurance Group bears the investment risk.  The term “Separate Accounts” refers to the separate account investment assets of AXA Equitable, MONY Life and MLOA excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account associated with the Insurance Group’s continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group’s discontinued Wind-up Annuity line of business (“Wind-up Annuities”).

1-1

As of December 31, 2007, the Insurance Group had approximately 3.4 million insurance policies and annuity contracts in force.  For additional information on the Financial Advisory/Insurance segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Financial Advisory/Insurance”, as well as “- Employees and Financial Professionals”, “- Competition” and “- Regulation”.

Products

Variable Annuities and Variable Life Insurance.   The Insurance Group is among the country’s leading issuers of variable annuity and variable life insurance products.  Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options.  The continued growth of Separate Account assets under management remains a strategic objective of AXA Financial Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds for its clients (who bear the investment risk and reward).

The sale of variable annuity products continues to be increasingly important to the Insurance Group, with variable annuities accounting for 76.6% of the Insurance Group’s total premiums and deposits in 2007.  Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets.  A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee.  Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit (“GMDB”) and/or guaranteed minimum living benefits.  Guaranteed minimum living benefits include guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits for life (“WBL”).  During 2007, GMIB remained the predominant guaranteed minimum living benefit elected by the Insurance Group’s customers.  For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 6.4% of the Insurance Group’s total premiums and deposits in 2007.  Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance “COLI” market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options.  Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $61.00 billion to $100.01 billion at December 31, 2007.  Of the 2007 year-end amount, approximately $57.50 billion was invested through EQ Advisors Trust (“EQAT”) and approximately $34.95 billion was invested through AXA Premier VIP Trust (“VIP Trust”).  EQAT and VIP Trust are mutual funds for which AXA Equitable serves as investment manager (and in certain instances provides day to day portfolio management services as the investment adviser) and administrator.  The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single-adviser equity, bond and money market investment portfolios as well as a family of four “hybrid” portfolios whose assets are allocated among multiple subadvisers.  Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisers.  AXA Equitable serves as the investment adviser to six portfolios (or an allocated portion of a portfolio) representing approximately 1.2% of the total assets in EQAT portfolios at December 31, 2007.  AllianceBernstein and AXA Rosenberg Investment Management (“AXA Rosenberg”), each an AXA affiliate, provided investment advisory services to portfolios representing approximately 38.1% of the total assets in EQAT portfolios at December 31, 2007 and unaffiliated investment subadvisers provided investment advisory services in respect of the balance of the assets in EQAT portfolios.

VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-adviser equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisers.  AXA Equitable serves as the investment adviser to nine portfolios representing approximately 56.6% of the total assets of the VIP Trust portfolios as of December 31, 2007.  AllianceBernstein and AXA Rosenberg provided investment advisory services in respect of investment portfolios representing approximately 7.4% of the total assets in the VIP Trust portfolios at December 31, 2007 and unaffiliated investment subadvisers provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

1-2

Fixed Annuities and Traditional and Interest Sensitive Life Insurance.  In addition to variable annuity and variable life insurance products, the Insurance Group issues a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.  Fixed annuity products accounted for 0.4% of the Insurance Group’s total premium and deposits in 2007.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including whole life, universal life and term life insurance.  Traditional and interest-sensitive life insurance products accounted for 11.8% of the Insurance Group’s total premium and deposits in 2007 and continue to represent a significant product line for the Insurance Group.

In July 2007, USFL ceased marketing new business.  USFL policies currently in-force continue to be serviced by the Insurance Group.  Previously, USFL offered term life and interest-sensitive life insurance products, which were designed for the impaired risk market, focusing on customers with treatable medical conditions.

Retail Mutual Funds.  During 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital and Enterprise Fund Distributors, Inc. (“EFD”), transferred to Goldman Sachs Asset Management L. P. (“GSAM”) assets relating to the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust (“Multimanager Trust”), AXA Enterprise Funds Trust (“AEFT”), The Enterprise Group of Funds, Inc. (“EGF”) and The 787 Fund, Inc. (“787”) and completed the reorganization of such funds into corresponding mutual funds managed by GSAM.  Of the remaining four funds not included in the GSAM transaction, one fund was liquidated during 2007 and the three remaining funds together had approximately $661.9 million in assets under management as of December 31, 2007.  AXA Financial has since entered into agreements to transfer the remaining funds.

For additional information on assets under management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management”.

Markets.  The Insurance Group primarily targets affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers.  Variable annuity products are targeted at individuals saving for retirement, seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments) or seeking the enhanced guarantees offered in these products, as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans.  Variable and interest-sensitive life insurance is targeted at individuals in middle-to-upper income levels for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits.  Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs.  Mutual funds and other investment products add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

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

The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors.  AXA Distributors distributes the Insurance Group’s annuity products through third-party national and regional securities firms, independent financial planning and other broker-dealers, and banks.  AXA Distributors, through its AXA Partners division, also distributes the Insurance Group’s life insurance products principally through third-party brokerage general agencies.

1-3

The continued growth of AXA Distributors’ wholesale business has become increasingly important to the Insurance Group.  Annuities and life insurance distributed by AXA Distributors accounted for 50.0% and 45.0% of the Insurance Group’s total annuity and life insurance premiums and deposits in 2007 and 2006, respectively.  Annuities distributed by AXA Distributors accounted for 66.0% and 63.1% of the Insurance Group’s total first year annuity premiums and deposits in 2007 and 2006, respectively, and 57.5% and 53.8% of the Insurance Group’s total annuity premiums and deposits in 2007 and 2006, respectively.  Similarly, life insurance products distributed by the AXA Partners division of AXA Distributors have accounted for a rising portion of the Insurance Group’s overall life insurance business, with life insurance products distributed by AXA Partners accounting for 54.9% and 38.4% of the Insurance Group’s total first year life insurance premiums and deposits in 2007 and 2006, respectively, and 17.4% and 10.8% of the Insurance Group’s total life insurance premiums and deposits in 2007 and 2006, respectively.

Management believes that a portion of the increase in the 2006 and 2007 sales of life insurance through AXA Partners may have been attributable to sales of life insurance policies instigated and/or financed by persons or entities with no relationship to the insured, with the expectation that such persons or entities will eventually acquire the policies from the insured as an investment.  Due in part to the potential for adverse selection in these circumstances, the profitability of such sales may be lower than the Insurance Group might otherwise expect from sales to traditional non-investor life insurance purchasers.  The Insurance Group has implemented changes to certain of its underwriting practices and pricing to reduce the incidence of sales to such purchasers and to enhance the profitability of certain of its products.  Based on periodic samplings of life insurance sales, however, management does not believe that any sales to date to persons or entities with no relationship to the insured will have a significant impact on the overall future profitability of the Insurance Group.

In December 2006, AXA Advisors entered into an outsourcing arrangement with Linsco Private Ledger (“LPL”) under which LPL provides certain administrative services, including clearing and transaction processing and customer service, for the brokerage business of AXA Advisors.  Pursuant to this arrangement, AXA Advisors’ financial professionals gained access to certain LPL proprietary technology, including brokerage and advisory platforms and research services.  The related operational conversions were completed in August 2007.

In January 2008, the Insurance Group announced the launch of a new distribution channel, Corporate Markets, which will focus on providing retirement plan strategies and solutions for Fortune 1000 corporations and their employees.  The Corporate Markets channel will provide employers with resources to help their employees at every stage of the retirement planning process -- offering education, ongoing support and guaranteed income solutions to individuals as they accumulate retirement assets in their 401(k) plans, and transition to the distribution phase at retirement.  The Corporate Markets channel is not expected to generate significant revenues in 2008.

Reinsurance and Hedging.  The Insurance Group has in place reinsurance and hedging programs to reduce its exposure to equity market declines, interest rate fluctuations and mortality.  In 2007, the Insurance Group generally retained up to a maximum of $25 million of risk on single-life policies and $30 million of risk on second-to-die policies.  For amounts issued in excess of those limits, the Insurance Group typically obtained reinsurance from unaffiliated third parties.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium.  A contingent liability exists with respect to such reinsurance should the reinsurers be unable to meet their obligations.  The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.  The Insurance Group is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features.  At December 31, 2007, the Insurance Group had reinsured, subject to certain maximum amounts or caps in any one period, approximately 74% of its net amount at risk resulting from the GMIB feature and approximately 24% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2007.  The Insurance Group has adopted certain hedging strategies that are designed to reduce exposure to movements in the equity markets and interest rates on GMIB, GMDB and WBL liabilities that have not been reinsured for policies issued after January 1, 2001.

For additional information about reinsurance and hedging strategies implemented by AXA Financial Group, see  “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 5, 8, and 9 of Notes to Consolidated Financial Statements.

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

1-4

General Account Investment Portfolio.  The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2007:

Insurance Group
General Account Investment Assets
Net Amortized Cost (1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$36,300.6	72.8%
Mortgages	5,210.4	10.4
Equity real estate	382.3	0.8
Other equity investments	1,679.4	3.4
Policy loans	5,035.8	10.1
Cash and short-term investments (2)	1,245.2	2.5
Total	$49,853.7	100.0%

(1)
Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.

(2)	Comprised of “Cash and cash equivalents” and short-term investments included within the “Other invested assets” caption on the consolidated balance sheet.

The Insurance Group has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as insurance, annuity and group pension.  The Insurance Group has investment guidelines for each product line that form the basis for investment strategies to manage such product line’s investment return and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.  Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.

As part of the Insurance Group’s investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by the Insurance Group’s Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

Wind-Up Annuities.  Wind-up Annuities, consists primarily of group non-participating wind-up annuity products, are included in AXA Financial Group’s discontinued operations.  At December 31, 2007, approximately $756.1 million of related policyholder liabilities were outstanding.  For additional information about Wind-up Annuities, see Notes 2 and 16 of Notes to Consolidated Financial Statements.

Investment Management

General.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein.  AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, subadvisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and affiliated joint venture companies, subadvisory relationships with mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers independent research, portfolio strategy, and brokerage-related services.

1-5

AllianceBernstein’s portfolio managers oversee a number of different types of investment products within various vehicles and strategies.  AllianceBernstein’s services include:  (a) value equities, generally targeting stocks that are out of favor and that may trade at bargain prices; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including both taxable and tax-exempt securities; (d) blend strategies, combining style pure components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments such as hedge funds, currency management, and venture capital and (g) asset allocation services, by which AllianceBernstein offers specifically-tailored investment solutions for its clients (e.g., customized target date fund retirement services for institutional defined contribution clients).

The Investment Management segment in 2007 accounted for approximately $4.56 billion (or 34.2%) of total revenues, after intersegment eliminations.  As of December 31, 2007, AllianceBernstein had approximately $800.39 billion in assets under management, including approximately $508.08 billion from institutional clients, approximately $183.17 billion from retail clients and approximately $109.14 billion from private clients.  As of December 31, 2007, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT, VIP Trust and Multimanager Trust, represented approximately 15.0% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 5.0% of AllianceBernstein’s total revenues.  The Investment Management segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group.

Interest in AllianceBernstein. In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”).  In connection with this acquisition (the “Bernstein Acquisition”), Bernstein and SCB Partners Inc. were granted the right to sell limited partnership interests in AllianceBernstein (“AllianceBernstein Units”) to AXA Financial or an entity designated by AXA Financial (the “AllianceBernstein Put”).  Since November 2002, AXA Financial, either directly or indirectly through wholly owned subsidiaries, has acquired a total of 32.6 million AllianceBernstein Units for an aggregate purchase price of approximately $1.63 billion through several purchases made pursuant to the AllianceBernstein Put.  After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial Group’s consolidated economic interest in AllianceBernstein as of December 31, 2007 was approximately 63.2%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein.

For additional information about AllianceBernstein, including its results of operations, see “- Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2008.

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2007, AXA Financial Group had approximately 11,350 full-time employees.  Of these, approximately 5,770 and 5,580 were employed by the Financial Advisory/Insurance Group and AllianceBernstein, respectively.  In addition to these employees, as of December 31, 2007, the Financial Advisory/Insurance Group had a sales force consisting of approximately 6,030 AXA Advisors financial professionals, including 630 field managers.

1-6

COMPETITION

Financial Advisory/Insurance.  There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group, including insurance, annuity and other investment products and services.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  The principal competitive factors affecting the Financial Advisory/Insurance Group’s business are financial and claims-paying ratings; access to diversified sources of distribution; size and scale; product quality, range, features/functionality, customization and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; reputation and quality of service; and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2008 the financial strength or claims-paying rating of AXA Equitable was “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with stable outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M.  Best Company, Inc.  (2nd highest of 15 ratings; with stable outlook), and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).  As of March 10, 2008, the financial strength or claims-paying ratings of MONY Life and MLOA were “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with stable outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).  As of March 10, 2008, the financial strength or claims-paying rating of USFL was “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook) and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).  As of March 10, 2008, AXA Financial’s long-term debt rating was “A+” from Standard & Poor’s Corporation (5th highest of 22 ratings; with stable outlook), “A2” from Moody’s Investors Service (6th highest of 21 ratings; with stable outlook), “a-” from A.M. Best Company, Inc. (7th highest of 22 ratings; with stable outlook) and “A+” from Fitch Investors Service, L.P. (5th highest of 21 ratings; with stable outlook).

Investment Management.  The financial services industry is intensely competitive and new entrants are continually attracted to it.  No single or small group of competitors is dominant in the industry.  AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers.  AllianceBernstein’s competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve.  Some of AllianceBernstein’s competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AllianceBernstein does.  These factors may place AllianceBernstein at a competitive disadvantage.  To grow its business, AllianceBernstein must be able to compete effectively for assets under management.  Key competitive factors include (i) AllianceBernstein’s commitment to place the interests of its clients first; (ii) the quality of AllianceBernstein’s research;  (iii) AllianceBernstein’s ability to attract, retain and motivate highly skilled, and often highly specialized, personnel; (iv) AllianceBernstein’s investment performance for its clients; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges; (vii) AllianceBernstein’s operational effectiveness; (viii) AllianceBernstein’s ability to further develop and market its brand; and (ix) AllianceBernstein’s global presence.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein.  AllianceBernstein’s partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein.

REGULATION

Insurance Supervision.  Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories.  AXA Equitable and MONY Life are domiciled in New York and are primarily regulated by the Superintendent (the “Superintendent”) of the New York Insurance Department (the “NYID”).  AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance.  MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance.  USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance.  AXA Bermuda is domiciled in Bermuda and is primarily regulated by the Bermuda Monetary Authority.  The extent of regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates.  Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.  Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable or MONY Life.

1-7

Each of the members of the Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of the members of the Insurance Group, and make requests for particular information from them. For example, the domestic insurance regulators of AXA Equitable and MONY Life have concluded their periodic statutory examinations of the books, records and accounts of these AXA Equitable for the years 2001 through 2005 and MONY Life for the years 2002 through 2005, but have not yet issued their final reports. The companies have responded to various information requests made during these examinations, including inquiries relating to insurance replacement issues.  A remediation program may be required as a result of these examinations, but management does not believe such a remediation program would have a material impact on the Insurance Group’s business.  In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws.  For example, certain attorneys general and insurance commissioners have requested information from the Insurance Group and other insurance companies regarding collusive bidding, revenue sharing and market timing practices, suitability of annuity sales and practices associated with replacements and exchanges of life insurance and annuities.

Holding Company and Shareholder Dividend Regulation.  Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state.  In 2007, AXA Equitable and MONY Life paid an aggregate of $600.0 million and $80.0 million, respectively, in shareholder dividends.

Federal Tax Initiatives.  Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group.  In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes (“GST”) as well as one year of estate and GST repeal (in 2010) before returning to 2001 law for the year 2011 and thereafter.  Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes or significantly increasing exemption amounts and lowering rates.  If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning.

Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. These provisions, which were to expire after 2010, have now been made permanent.  In 2003, reductions to income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates.  While set to expire after 2010, there are proposals to extend or make such reduced rates permanent.  Federal legislative proposals relating to the creation of new tax-favored savings accounts have been made for several years.  Recently finalized Treasury regulations modify the rules for nonqualified deferred compensation and qualified plans (including tax sheltered annuities).

Proposed legislation, to the extent enacted or adopted, and the complexity of recent Treasury regulations, could adversely affect certain sales of life insurance as well as the attractiveness of certain qualified plan arrangements, and the use of cash value life insurance and annuities for such arrangements.  The U.S. Congress may also consider proposals for the comprehensive overhaul of the Federal tax law, which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products.  For example, in November 2005, The President’s Advisory Panel on Federal Tax Reform announced its tax reform options that, if enacted by Congress, would make sweeping changes to many longstanding tax rules.  These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products.  Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to AXA Financial Group’s business or what the effect of any such legislation might be.

1-8

Securities Laws.  AXA Financial, certain of its subsidiaries, and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the SEC and under certain state securities laws.  The SEC conducts regular examinations of the Insurance Group’s operations, and from time to time makes requests for particular information from the Insurance Group.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., Sanford C. Bernstein & Co., LLC and EFD are registered as broker-dealers (collectively the “Broker-Dealers”) under the Exchange Act.  The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the successor to the National Association of Securities Dealers, Inc.  As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA.  These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements (“net capital”), which the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses.  The SEC and FINRA also regulate the sales practices of the Broker-Dealers.  In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products.  For example, FINRA proposed, and the SEC approved, increased suitability requirements and additional compliance procedures relating to sales of variable annuities which, when implemented in 2008, could negatively impact sales of annuity products.   In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

AXA Financial and certain subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, state attorneys general, state insurance regulators and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email policies and practices, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, “revenue sharing” and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and “networking arrangements”.  Ongoing or future regulatory investigations could result in fines, other sanctions and/or other costs.

Certain Separate Accounts of AXA Equitable, MONY Life and MLOA are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable and MLOA are also registered under the Securities Act of 1933, as amended (the “Securities Act”).  EQAT, Multimanager Trust, VIP Trust, AEFT, 787 and EGF are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.  Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act.

AXA Equitable, AXA Advisors, Enterprise Capital and certain of its affiliates and AllianceBernstein and certain of its affiliates also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”).  The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business.  These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.  In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

1-9

Regulators, including the SEC, FINRA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing, late trading and the use of fund assets for distribution.

AllianceBernstein Regulatory Matters

Market Timing Investigations.  On December 18, 2003, AllianceBernstein entered into agreements with the SEC and the New York State Attorney General (the “NYAG”) in connection with their investigations into trading practices in shares of certain of AllianceBernstein’s sponsored mutual funds.  AllianceBernstein’s agreement with the SEC was reflected in an Order of the Commission (“SEC Order”) dated December 18, 2003 (amended and restated January 15, 2004).  AllianceBernstein’s final agreement with the NYAG was reflected in an Assurance of Discontinuance (“AoD” and, together with the SEC Order, the “Orders”) dated September 1, 2004.

Pursuant to the Orders, AllianceBernstein: (i) established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (the “Restitution Fund”); (ii) reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds  by reducing its advisory fee rates  (AllianceBernstein is required to maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; AllianceBernstein does not intend to increase its fees at the end of this period) and (iii) agreed to have an independent third party perform a comprehensive compliance review biannually.

With the approval of the independent directors of AllianceBernstein’s U.S. registered mutual fund boards and the staff of the SEC, AllianceBernstein retained an Independent Distribution Consultant (“IDC”) to develop a plan for the distribution of the Restitution Fund.  To the extent it is determined by the IDC and the SEC that the harm to mutual fund shareholders caused by market timing exceeds $200 million, AllianceBernstein will be required to contribute additional monies to the Restitution Fund.  In September 2005, the IDC submitted to the SEC staff the portion of his report concerning his methodology for determining damages and a proposed distribution plan, which addresses the mechanics of distribution; in February 2006, the final portion of his report was submitted.  The Restitution Fund proceeds will not be distributed until after the SEC has issued an order approving the distribution plan.  Until then it is not possible to predict the exact timing, method or amount of the distribution.

For additional information regarding market timing matters involving AllianceBernstein, see “AllianceBernstein Litigation – Market Timing-Related Matters” in Note 19 of Notes to Consolidated Financial Statements.

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

PARENT COMPANY

AXA, the ultimate parent company of AXA Financial, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in Western Europe, North America, and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East and Africa.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to AXA Financial or any of its subsidiaries.

Voting Trust.  In connection with AXA’s application to the Superintendent for approval of its acquisition of capital stock of AXA Financial, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the “Voting Trust Agreement”).  Pursuant to the Voting Trust Agreement, AXA and its affiliates (“AXA Parties”) have deposited the shares of AXA Financial’s Common Stock held by them in the Voting Trust.  The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

1-10

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

OTHER INFORMATION

All of AXA Financial’s officers and employees, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial’s website at www.axa-financial.com.  AXA Financial intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on its website at the above address.

1-11

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks.  This “Risk Factors” section provides a summary of some of the significant risks that could affect our business, financial condition or results of operations.  In this section, the terms “we,” “us” and “our” refer to the Financial Advisory/Insurance Group.

Equity market declines and volatility may adversely impact our profitability.

Declines or volatility in equity markets can negatively impact the investment returns we earn in those markets as well as our business and profitability.  Examples of the effects of declines or volatility in equity markets include the following:

•
Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts could reduce the amount of revenue we derive from fees charged on those account and asset values;

•
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

•	Increased volatility of equity markets may result in changes to the fair value of our GMIB reinsurance contracts, which could result in increased volatility of our earnings;

•
Increased volatility of equity markets may increase surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to less volatile investment options (which may have lower fees), which could negatively impact our future profitability;

•	Equity market declines could negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our capital;

•	Equity price declines may decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs; and

•
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

Interest rate fluctuations may adversely affect our margins on annuity and life insurance contracts and increase surrenders, withdrawals and other benefit payouts from those contracts.

Our margin or “spread” on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts.  This spread is a significant part of our earnings.

If interest rates fall and remain at significantly lower levels, our portfolio earnings will decline over time.  Our ability to pass through the effects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts.  Currently, we are at or near the minimum interest rate that we guarantee on several of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could deteriorate and possibly become negative, which could have a material adverse effect on our profitability.  Also, such a fall in interest rates could result in increased reserve requirements for those contracts.  Such a fall in interest rates would also increase the cost of providing benefits on variable annuities, such as a GMIB and GMDB.

1A-1

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

An overall economic downturn could also result in higher financing costs and could increase the cost of our risk mitigation techniques that could result in certain of our products becoming less profitable.  These circumstances may cause us to modify certain product features or to cease offering these products.

Capital market conditions may adversely impact our regulatory capital requirements.

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  Regulatory capital requirements may increase, possibly significantly, during periods of declining equity markets and/or lower interest rates.  Management monitors capital requirements on an ongoing basis and believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  However, to the extent such capital requirements are not met, our business and results of operations could be adversely affected.  Insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose regulatory capital levels fail to meet statutory minimums, including the authority to limit or prohibit the issuance of new business.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Some of our investments are relatively illiquid.

Certain of our investments in privately placed fixed maturity securities, mortgage loans, equity real estate and limited partnership interests are relatively illiquid.  These asset classes represented 26% of the carrying value of our total cash and invested assets as of December 31, 2007.  If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, claims experience and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves resulting in a charge to our earnings.

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

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions.  If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated, such vendors’ internal controls fail or are inadequate, or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage.  Furthermore, losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could adversely impact our business and results of operations.

1A-2

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

In the normal course of business, we seek to reduce some of the risks to which our business is subject through our hedging and reinsurance programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

Reinsurance.  We utilize reinsurance to mitigate certain of the risks that we face, principally in our life insurance and annuity products with regard to mortality, and in our annuity products with regard to GMDB and GMIB product features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could negatively impact our results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Note 9 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

Hedging.  We use derivatives, including exchange traded equity futures contracts, interest rate swaps and floor contracts, to help reduce the economic impact of, among other things, unfavorable changes in GMDB, GMIB and WBL exposures due to movements in the equity and fixed income markets.  The operation of our hedging program is based on models involving numerous estimates and subjective judgments, including among others, mortality, lapse rates, election rates, volatility and interest rates.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, which could adversely impact results of operations and financial condition.  For example, if there are extreme or unanticipated levels of volatility in the market and/or if interest rates remain at significantly low levels, we could experience losses associated with product guarantee features.  Similarly, we could also experience losses to the extent that the separate account investment options under perform the corresponding indices used in our hedging program.  See “Business – Reinsurance and Hedging” and Notes 2 and 9 of Notes to Consolidated Financial Statements for additional information regarding our hedging program.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

We reinsure a significant amount of the mortality risk on fully underwritten individual life insurance contracts.  We regularly review retention limits for continued appropriateness and they may be changed in the future.  If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers not willing to offer coverage.  If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Our earnings are impacted by DAC and VOBA calculations that are based on estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates may result in an acceleration in DAC and VOBA amortization, which could negatively impact our earnings for the period in which the estimates are revised.

1A-3

A downgrade in the financial strength and claims-paying ratings of our insurance companies could adversely affect our business and results of operations.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of the ratings for our insurance companies.

Legal and regulatory actions could have a material adverse effect on our businesses.

A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents and other matters.  Some of these lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.

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

In addition to the litigation described above, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs.  We have provided, and in certain cases, continue to provide, information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues, including, among others, supervisory issues, market timing, late trading, valuation, suitability, email policies and practices, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, “revenue sharing” and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and “networking arrangements”.   At this time, management cannot predict what other actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be.  Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters.  For further information, see “Business - Regulation”.

Our businesses may be adversely affected to the extent that we, third-party firms that distribute our products or unaffiliated insurers face increased regulation, changes in regulations and/or heightened regulatory scrutiny.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs.  Federal and state regulators regularly propose new legislation, regulations or amend existing legislation and/or regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures.  As an example, if enacted, recent proposed Federal legislation would require insurance companies to provide certain information relative to Holocaust-era insurance policies sold in Europe and certain other jurisdictions to a Federal registry administered by the Department of Commerce.  The proposed legislation would also create a Federal cause of action for covered claims against insurance companies in the United States.  The ability of AXA and its European affiliates to comply may be impacted by various factors including the availability of relevant information after the passage of more than 50 years and privacy laws in effect in various European countries.  If the legislation is ultimately enacted, any failure to comply could result in fines, state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including members of the Insurance Group, even though none of the members of the Insurance Group controls AXA, and litigation.  Moreover, the activities of our insurance companies, in particular, are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Bermuda and nine of Canada’s twelve provinces and territories.  These various insurance regulators can and frequently do impose different requirements and standards which can place insurers at a significant competitive disadvantage compared to other financial services businesses that are primarily regulated on a national basis.  Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

1A-4

To the extent that the amount of state and Federal regulation and/or regulatory activism continues to increase, our costs of compliance will continue to increase.  Such increases in our compliance obligations could materially increase our costs and make our products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation and thereby cause the types of products issued by our insurance companies to become disfavored in the marketplace.

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, special US tax law provisions apply to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation.  Adverse changes could include the introduction of taxation of annual increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

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

The ability of our financial professionals to sell our competitors’ products could result in reduced sales of our products and revenues.

Most of our financial professionals can sell annuity and life insurance products of competing unaffiliated insurance companies.  To the extent our financial professionals sell our competitors’ products rather than our products, we will experience reduced sales and revenues.

Restrictions on the payment of dividends to AXA Financial by our insurance subsidiaries could adversely affect AXA Financial’s financial position.

AXA Financial’s cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits and the provision of funding to certain of our non-insurance company subsidiaries to meet their capital requirements.  A primary source of liquidity for AXA Financial is dividend payments from its insurance subsidiaries.  However, insurance subsidiaries may be restricted by operation of applicable insurance laws from making such dividend payments.  In that case, AXA Financial may be required to raise cash by incurring additional debt or selling some of its assets.  Such additional debt or forced sale of assets could adversely affect AXA Financial’s financial position.

1A-5

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

Changes in accounting standards could have a material adverse effect on our results of operations and/or financial position.

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

Deferred operating losses may not be recoverable from future net investing and operating cash flows.

The deferral of operating losses from our discontinued operations involves numerous estimates and subjective judgments, including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors that affect investment and benefit projections.  In particular, significant estimates and judgments are made with respect to the income, sales proceeds and holding periods for equity real estate.  To the extent actual results or future projections of discontinued operations differ from management’s current best estimates underlying the deferral of operating losses, the difference would be reflected as earnings or loss from discontinued operations.

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

We may not be able to protect our intellectual property and may be subject to infringement claims by a third party.

We rely on a combination of contractual rights, copyright, trademark, and trade secret laws to establish and protect our intellectual property.  Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property.  The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features.  In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes.  If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, results of operations and financial condition.

We could experience significant difficulties with respect to our proprietary technology and information systems as well as those provided by vendors.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements.  These systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner.  The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks.

1A-6

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop and introduce new systems and software applications.  For example, during 2008 and 2009, we expect to consolidate our six existing data centers into two new data centers located in Atlanta, GA.  Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities, including but not limited to the consolidation of our data centers, could have a material adverse effect on our results of operations and, ultimately, our ability to achieve our strategic goals.   We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems.  The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

Our business could be adversely affected by the occurrence of a catastrophe, including a natural or man-made disaster.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes, computer virus, could have an adverse effect on our business in several respects:

•
We could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events.  Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.  Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.

•
The occurrence of a pandemic disease such as the Avian Influenza Virus (H5N1) could have a material adverse effect on our liquidity and the operating results of the Financial Advisory/Insurance Segment due to increased mortality and, in certain cases, morbidity rates.

•
The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event which results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

•
A terrorist attack on the financial services industry in the United States could have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

Our risk management policies and procedures may not be adequate, which may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

Our policies and procedures to identify, monitor and manage risks may not be adequate or fully effective.  Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

AXA Financial Group’s results of operations and financial position depend in significant part on the performance of AllianceBernstein’s business.

AllianceBernstein L.P. is a principal subsidiary of AXA Financial and, consequently, AXA Financial Group’s results of operations and financial position depend in significant part on the performance of AllianceBernstein’s business.  For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-7

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2.

PROPERTIES

Financial Advisory/Insurance

AXA Financial Group’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023.  AXA Financial Group currently occupies approximately 810,000 square feet of space at this location; however, the total space occupied pursuant to the lease will be reduced during 2008, as certain employees are relocated to the Jersey City, NJ office.  AXA Financial Group also leases 570,000 square feet in Syracuse, NY, under a lease that expires in 2008, for use as an annuity operations and service center. Management has entered into a new lease for 316,332 square feet in Syracuse, NY that will take effect upon the expiration of the current lease in 2008 and extends to 2023. AXA Financial Group also has the following significant office space leases: 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space, 185,000 square feet in Charlotte, NC, under a lease that expires in 2013, for use as a life insurance operations and service center; and 94,000 square feet in Secaucus, NJ, under a lease that expires in 2012 for use as an annuity operations and service center.  AXA Financial Group owns an office building of approximately 22,000 square feet in Harrisburg, PA that houses AXA Network personnel.  Management believes its facilities are adequate for its present needs in all material respects.

AXA Financial Group subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the “IDA”), and sub-subleases that space back from the IDA, in connection with the IDA’s granting of sales tax benefits to AXA Equitable.

Investment Management

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2029.  AllianceBernstein currently occupies approximately 882,770 square feet of space at this location.  AllianceBernstein also occupies approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2029 and approximately 210,756 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2031.  AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2009.  AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2007 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2007, AXA Financial was an indirect wholly owned subsidiary of AXA and there is no established public market for AXA Financial’s common equity.

AXA Financial did not pay any shareholder dividends in 2007 or 2006.  For information on AXA Financial’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I to Form 10-K.

6-1

Part II, Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction I(2)(a) of Form 10-K.  The management narrative for AXA Financial Group that follows should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements and information discussed under “Forward-looking Statements” and “Risk Factors” included elsewhere in this Form 10-K.

GENERAL

The consolidated and segment earnings narratives that follow discuss the results for 2007 compared to the 2006 results.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings for AXA Financial Group totaled $1.32 billion for 2007 compared to $1.28 billion for 2006.  Net earnings for 2007 and 2006 included the post-tax results from discontinued operations detailed in the following schedule.  For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

	2007	2006
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(.1)	$30.2
Real estate held-for-sale	(6.7)	12.0
Disposal of business - Enterprise	(2.4)	(6.1)
Total	$(9.2)	$36.1

(Losses) Gains on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$3.1	$62.1
Discontinued Investment Banking and Brokerage segment	-	53.9
Disposal of business - Advest	-	4.1
Disposal of business - Enterprise	(6.7)	(2.9)
Total	$(3.6)	$117.2

Earnings from continuing operations in 2007 were $1.34 billion, an increase of $209.2 million from $1.13 billion in 2006.  Income taxes totaled $844.6 million in 2007 as compared to the $515.9 million in 2006, as the Financial Advisory/Insurance segment and Investment Management segments reported increases of $230.4 million and $98.3 million, respectively.  The increase was partially due to the impact in 2006 of a net tax benefit in third quarter 2006 of $163.5 million.  This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods.  Of the net tax benefit of $163.5 million, $103.8 million related to continuing operations in the Financial Advisory/Insurance segment, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities.

Earnings from continuing operations before income taxes and minority interest were $2.65 billion for 2007, an increase of $567.9 million from the $2.08 billion reported in 2006.  The increase resulted from the $389.7 million and $178.3 million increases in the Financial Advisory/Insurance and Investment Management segments, respectively.

Total revenues increased $1.51 billion to $13.34 billion in 2007 from $11.84 billion in 2006 due to revenue increases in both segments.  The 2007 increase of $950.6 million in the Financial Advisory/Insurance segment principally resulted from $504.8 million higher policy fee income, $292.3 million higher net investment income and $228.5 million higher commissions, fees and other income offset by $55.0 million higher investment losses primarily due to higher writedowns in 2007.  The $496.0 million increase in investment advisory and services fees at AllianceBernstein contributed to the $557.2 million increase in the Investment Management segment’s revenues.

7-1

Total benefits and other deductions were $10.70 billion in 2007, a $938.5 million increase as compared to $9.76 billion in 2006 with increases reported by both segments.  The Financial Advisory/Insurance segment increase of $560.9 million was primarily due to higher commission costs, higher policyholders’ benefits, higher DAC and VOBA amortization and an increase in the amortization of other intangible assets partially offset by higher DAC capitalization.  There was a $378.9 million increase in the Investment Management segment’s benefits and other deductions principally attributed to higher compensation and benefits and higher other operating costs and expenses at AllianceBernstein.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Financial Advisory/Insurance.

Financial Advisory/Insurance - Results of Operations
(In Millions)

	2007	2006

Universal life and investment-type product policy fee income	$2,973.1	$2,468.3
Premiums	1,561.6	1,581.6
Net investment income	3,235.7	2,943.4
Investment losses, net	(63.2)	(8.2)
Commissions, fees and other income	1,167.2	938.7
Total revenues	8,874.4	7,923.8

Policyholders’ benefits	3,089.8	2,997.6
Interest credited to policyholders’ account balances	1,192.3	1,216.5
Compensation and benefits	1,104.2	1,035.3
Commission costs	1,624.7	1,295.3
Interest expense	177.5	180.7
Amortization of DAC and VOBA	1,217.5	812.6
Capitalization of DAC	(1,806.1)	(1,458.8)
Rent expense	99.4	89.2
Amortization of other intangible assets, net	33.7	4.8
All other operating costs and expenses	799.5	798.4
Total benefits and other deductions	7,532.5	6,971.6

Earnings from Continuing Operations before
Income Taxes and Minority Interest	$1,341.9	$952.2

In 2007, pre-tax earnings from continuing operations in the Financial Advisory/Insurance segment increased $389.7 million to $1.34 billion as compared to $952.2 million in 2006.  The pre-tax earnings increase resulted from higher policy fee income, net investment income, commissions, fees and other income, and DAC capitalization partially offset by higher DAC and VOBA amortization, commissions, policyholders’ benefits, compensation and benefits and amortization of other intangible assets.

Revenues.  In 2007, segment revenues increased $950.6 million to $8.87 billion from $7.92 billion in the prior year as higher policy fee income, net investment income and commissions, fees and other income were partially offset by higher investment losses and lower premiums.

Policy fee income increased $504.8 million to $2.97 billion in 2007 as compared to $2.47 billion in the prior year.  This increase resulted from fees earned on higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Premiums totaled $1.56 billion in 2007, $20.0 million lower than the $1.58 billion reported in 2006, principally due to a $44.0 million decrease in traditional life renewal premiums in the Closed Blocks, partially offset by higher term life renewals.

Net investment income increased $292.3 million to $3.24 billion in 2007 from $2.94 billion in 2006.  This increase was primarily related to the $68.7 million increase in the fair values of derivative instruments including those related to economic hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts as compared to the $288.7 million decline in 2006.  In addition, lower income from the fixed maturity and mortgage loan portfolios in 2007 of $82.7 million and $23.8 million, respectively, were partially offset by $62.2 million higher income on other equity investments.

7-2

In 2007, investment losses, net totaled $63.2 million, an increase of $55.0 million as compared to $8.2 million in 2006.  The higher losses were principally due to higher writedowns on the General Account fixed maturity portfolio ($116.2 million in 2007 as compared to $37.5 million in 2006) partially offset by a $9.6 million gain on the sale of Frontier, higher gains on sales of fixed maturities, $21.2 million in 2007 as compared to $17.1 million in 2006, and higher gains from mortgage loans and sales of equity real estate.

Commissions, fees and other income increased $228.5 million to $1.17 billion in 2007 from $938.7 million in 2006.  The increase was principally due to higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base and the change in the fair value of the GMIB reinsurance contracts.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  The 2007 increase in fair value was $6.9 million as compared to the $15.0 million decrease recorded in 2006.

Benefits and Other Deductions.  Total benefits and other deductions for the Financial Advisory/Insurance segment increased $560.9 million to $7.53 billion in 2007 as compared to $6.97 billion in 2006.  The increase was principally the result of $404.9 million higher DAC and VOBA amortization, $329.4 million higher commission costs and a $92.2 million increase in policyholders’ benefits partially offset by $347.3 million higher DAC capitalization.

Policyholders’ benefits were $3.09 billion in 2007, a $92.2 million increase from $3.00 billion in 2006.  The increase principally resulted from the increase in GMDB/GMIB reserves, from $102.7 million in 2006 to $167.2 million in 2007 due to the growth in business and an update to the assumptions for expected annuitant mortality, and $33.0 higher policyholder dividends partially offset by $19.1 million lower death benefits.

Compensation and benefits for the Financial Advisory/Insurance segment increased $68.9 million to $1.10 billion in 2007 as compared to $1.04 million in 2006.  The increase was primarily due to increases in share-based compensation expense principally related to the Shareplan and AXA Miles programs, higher salaries and incentive compensation and higher severance costs due to operational restructuring and job relocations. Benefit costs in 2006 reflected the $45.4 million reduction related to the curtailment of age and/or service credits for retiree health coverage for active participants effective December 31, 2006.

For 2007, commission costs increased $329.4 million to $1.62 billion from $1.30 million in 2006, due to higher sales of interest-sensitive life and of variable annuity products and higher asset-based commissions.

DAC and VOBA amortization increased to $1.22 billion in 2007, $404.9 million higher than the $812.6 million in 2006.  This increase in amortization was principally related to reactivity to higher current margins on products that are DAC reactive including reactivity to increases in the fair value of the GMDB/GMIB hedge derivatives partially offset by the impacts of DAC and VOBA unlocking.  In 2007, DAC and VOBA unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $33.9 million.  In 2006, DAC unlocking, principally related to the recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts, higher estimated future margins due to expectations of life mortality improvements and updated assumptions of individual annuity persistency, reduced DAC amortization by $35.4 million.

DAC and VOBA for universal life-type and investment-type products and participating traditional life policies are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits (for universal life and investment-type contracts) or margins (for participating traditional life policies).  Estimates and assumptions underlying these DAC and VOBA amortization rates are reassessed and updated at the end of each reporting period (“DAC and VOBA unlocking”).  The effect of DAC and VOBA unlocking is reflected in earnings in the period such estimated gross profits are revised.  A decrease in expected gross profits would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits would slow DAC and VOBA amortization.

7-3

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience.  Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread.  A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC and VOBA on these products relates to projected future Separate Account performance.  Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2007, current projections of future average gross market returns for purposes of this approach assume a 1.9% return for 2008, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 6 quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $12.4 million net decrease in DAC amortization and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $19.0 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization increased $347.3 million from $1.46 billion in 2006 to $1.81 billion in 2007 principally due to higher deferrable commissions and other expenses related to higher sales of interest-sensitive life and annuity products.

Amortization of intangible assets increased $28.9 million in 2007 to $33.7 million due to the writedown of the intangible asset related to USFL’s insurance distribution system.

Premiums and Deposits.   Total premiums and deposits for insurance and annuity products for 2007 were $20.72 billion, an increase of $2.73 billion from the $17.96 billion reported in 2006, as total first year premiums increased $2.67 billion to $14.93 billion in 2007 from $12.26 billion in 2006.  First year premiums and deposits for the life products increased $226.6 million to $884.5 million from $657.9 million in 2006 as $167.6 million and $68.0 million higher respective sales of interest-sensitive and variable life products were partially offset by $9.2 million lower sales of COLI products, while sales of traditional life products were essentially unchanged.  First year premiums and deposits for annuity products increased $2.44 billion to $13.96 billion from $11.48 billion in 2006 with $2.48 billion higher variable annuity sales, including the wholesale channel’s $1.97 billion increase to $9.26 billion in 2007, being partially offset by $31.8 million lower fixed annuity sales.

In July 2007, AXA Equitable launched two new universal life insurance products.  These new universal life products are currently available for new sales in place of the prior product in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received.  The prior universal life product sales accounted for 62.2% and 62.2% of first year life premiums and deposits for the Financial Advisory/Insurance segment in 2007 and 2006, respectively.  The new universal life products are expected to be more competitive at certain issue ages.  They are less competitive for older issue ages.  Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products is expected to reduce total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

7-4

Surrenders and Withdrawals.  Surrenders and withdrawals increased from $9.40 billion in 2006 to $11.36 billion for 2007.  There was a $1.90 billion increase in individual annuities surrenders and withdrawals to $9.70 billion in 2007 of which $340 million was due to higher surrenders of fixed annuities sold five years ago ($709 million in 2007 as compared to $369 million in 2006).  Higher fixed annuity surrender experience is expected to continue but is not expected to have a material impact on future earnings.  Overall, the annualized annuities surrender rate increased to 9.9% in 2007 from 9.2% in 2006 largely due to the higher surrenders of fixed annuities.  When these fixed annuity surrenders are excluded, the annualized annuities surrender rate increased to 9.4% in 2007 from 9.1% in 2006.  In 2007, variable and interest-sensitive life insurance surrenders and withdrawals increased by $64.1 million to $1.02 billion while traditional life surrenders and withdrawals were $2.0 million lower than the $633.3 million in 2006.  The individual life surrender rate was 4.2% in 2007 unchanged from the prior year.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

Investment Management - Results of Operations
(In Millions)

	2007	2006

Revenues:
Investment advisory and services fees (1)	$3,386.2	$2,890.2
Distribution revenues	473.4	421.0
Institutional research services	423.6	375.1
Other revenues (1)	126.8	124.3
Commissions, fees and other income	4,410.0	3,810.6

Investment income	313.7	328.7
Less: interest expense to finance trading activities	(194.4)	(187.8)
Net investment income	119.3	140.9

Investment gains, net	32.6	53.2
Total revenues	4,561.9	4,004.7

Expenses:
Compensation and benefits	1,864.5	1,570.2
Distribution plan payments	335.1	292.9
Amortization of deferred sales commissions	95.5	100.4
Interest expense	78.8	78.6
Rent expense	170.5	155.7
Amortization of other intangible assets, net	34.9	27.6
Other operating costs and expenses	676.0	651.0
Total expenses	3,255.3	2,876.4

Earnings from Continuing Operations before
Income Taxes and Minority Interest	$1,306.6	$1,128.3

(1)	Included fees earned by AllianceBernstein totaling $41.3 million and $41.8 million in 2007 and 2006, respectively, for services provided to the Insurance Group.

Revenues.  The Investment Management segment’s pre-tax earnings from continuing operations for 2007 were $1.31 billion, an increase of $178.3 million from $1.13 billion in the prior year.  Revenues totaled $4.56 billion in 2007, an increase of $557.2 million from $4.00 billion in 2006, primarily due to a $496.0 million increase in investment advisory and services fees, $52.4 million higher distribution revenues and $48.5 million higher institutional research services partially offset by the $42.2 million lower investment results.  Investment   advisory and services fees include base fees and performance fees.  The 2007 increase in investment advisory and services fees primarily resulted from higher average AUM in all three distribution channels, a favorable asset mix, reflected by global and international AUM increases where base-fee rates are generally higher than domestic rates, offset by a $154.5 decrease in performance fees from $235.7 million in 2006 to $81.2 million in 2007.  The distribution revenue increase was also due to higher average mutual fund AUM while the institutional research revenues increased due to increased market volumes and higher market share partly offset by lower pricing.  Net investment income consists principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized gains on investments related to deferred compensation plan obligations and other investments.  The $21.3 million decrease in net investment income in 2007 was primarily due to lower mark-to-market gains on investments related to deferred compensation plan obligations in 2007 as compared to 2006 and equity losses in 2007 versus gains in 2006 from AllianceBernstein’s investment in hedge funds, partially offset by mark-to-market gains on investments in their consolidated venture capital fund.  Investment gains, net includes non-cash gains resulting from the issuance of AllianceBernstein units to employees in connection with their long-term incentive plans.  The 2007 decrease of $20.6 million principally resulted from a $14.8 million non-cash gain in 2007 as compared to a $31.3 million gain in 2006.

7-5

Expenses.  The segment’s total expenses were $3.26 billion in 2007, compared to $2.88 billion in 2006, an increase of $378.9 million principally due to the $294.3 million and $42.2 million increases in compensation and benefits and distribution plans payments, respectively.  The increase in AllianceBernstein employee compensation and benefits in 2007 as compared to 2006 was due to increases in all components of compensation and benefits.  Base compensation, fringe benefits and other employment costs increased $105.8 million in 2007 primarily as a result of increased headcount, annual merit increases and higher fringe benefits reflecting increased compensation levels.  Incentive compensation increased $97.5 million in 2007 as a result of the increase in full-time employees, higher annual bonus payments and higher deferred compensation expense.  Commission expense increased $82.9 million in 2007 reflecting higher sales volumes across all distribution channels.  The distribution plan payment increase of $42.2 million to $335.1 million in 2007 reflected the higher payments to financial intermediaries for distributing AllianceBernstein sponsored mutual funds.  An increase of $25.0 million in other operating costs and expenses was primarily a result of higher technology costs and higher travel and entertainment and transfer fee expenses partially offset by the impact of the $56.0 million charge AllianceBernstein recorded in fourth quarter 2006 relating to the estimated cost of reimbursing certain clients for losses arising out of an error related to processing claims for class action settlement proceeds on behalf of these clients.  Rent expense increased $14.8 million in 2007 due to higher occupancy costs related to office expansion at AllianceBernstein.

ASSETS UNDER MANAGEMENT

A breakdown of AXA Financial Group’s AUM follows:

Assets Under Management
(In Millions)
	December 31,
	2007	2006

Third party (1)	$734,774	$651,562
General Account and other (2)	53,676	54,688
Insurance Group Separate Accounts	100,175	88,758
Total Assets Under Management	$888,625	$795,008

(1)
Includes $34.01 billion and $29.46 billion of assets managed on behalf of AXA affiliates at December 31, 2007 and 2006, respectively.  Also included in 2007 and 2006 are $19.75 billion and $17.83 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2)
Includes invested assets of AXA Financial Group not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $12.5 billion and $11.3 billion at December 31, 2007 and 2006, respectively, as well as mortgages and equity real estate totaling $5.8 billion and $5.42 billion at December 31, 2007 and 2006, respectively.

Third party AUM increased $83.21 billion to $734.77 billion in 2007 primarily due to increases at AllianceBernstein.  General Account and other AUM decreased $1.01 billion from the total reported in 2006 due to higher surrenders and transfers to Separate Accounts as well as the effect the rising interest rate environment in 2007 had on the fair value of the bond portfolio.  The $11.42 billion increase in Insurance Group Separate Accounts AUM in 2007 resulted from market appreciation and net new deposits.

7-6

AllianceBernstein’s AUM increased $83.47 billion to $800.39 billion at December 31, 2007 from $716.92 billion at December 31, 2006, with $51.31 billion of the increase resulting from market appreciation due to equity market gains and $32.16 billion due to net asset inflows.  Active equity growth and active equity value account AUM, which made up 72.4% of AllianceBernstein’s total AUM at December 31, 2007, increased by 13.7%.  Net inflows in 2007 were $17.66 million, $5.87 billion and $8.63 billion, respectively, in the institutional investment, retail and private client channels.  Non-U.S. clients accounted for 39.6% of AllianceBernstein’s December 31, 2007 AUM total.

DISCONTINUED OPERATIONS – WIND-UP ANNUITIES

Wind-up Annuities.  Losses from Wind-up Annuities totaled $0.1 million in 2007 as compared to earnings of  $30.2 million in 2006.  The 2006 earnings reflected releases of the allowance for future losses due primarily to improved actual and projected investment results.

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial

AXA Financial paid no cash dividends in 2007 and 2006.

Former MONY stockholders, holding approximately 3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY Acquisition), had demanded appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware.  In August 2007, the Delaware Court of Chancery determined that the fair value of each MONY share subject to judicial appraisal was less than the consideration received by MONY shareholders who did not perfect their appraisal rights.  As a result, AXA Financial recorded a reduction in the purchase price that resulted in a $21.8 million reduction of Goodwill, representing the difference between the fair value determined by the Court and the higher amount that AXA Financial paid shareholders who did not pursue appraisal.

In connection with AllianceBernstein’s acquisition of Bernstein in 2000, AXA Financial agreed to provide liquidity to the former Bernstein shareholders.  There were no acquisitions in calendar year 2006.  On February 23, 2007, AXA Financial Group acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3% (63.2% at December 31, 2007).  Through December 31, 2007, AXA Financial Group had acquired a total of 32.7 million AllianceBernstein Units under the AB Put for an aggregate market price of $1.63 billion, having recorded an additional $733.8 million and $251.7 million of goodwill and other intangible assets, respectively.  The remaining 8.2 million private AllianceBernstein Units outstanding at December 31, 2007 may be sold to AXA Financial at the prevailing market price over the following period ending October 2, 2009.

To fund the February 2007 AllianceBernstein Unit purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007 that was repaid before December 31, 2007.

AXA America Holdings, Inc., an AXA affiliate, issued a 90-day note bearing interest at a rate of LIBOR plus 20 basis points to AXA Financial on June 20, 2007.  Renewable at maturity, this loan totaled $4.0 million at December 31, 2007 with a then current interest rate of 5.13%.

In November 2007, AXA Financial issued a $150.0 million short-term note to AXA that matures on November 1, 2008.  The interest rate of LIBOR plus 10 basis points resets after six months.  In December 2007, AXA Financial repaid $85.0 million, leaving a $65.0 million balance outstanding at December 31, 2007.

In June 2006, AXA Financial repaid the $100.0 million 4.59% note issued in December 2005.  The proceeds from this borrowing had been used to pay for the exercise of the call options on AXA ADRs to fund employee stock benefit plans.  AXA Financial’s $75.0 million note with AXA issued in March 2006 was also repaid in June 2006.

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

7-7

AXA Financial’s cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits, the obligation to provide liquidity to the former Bernstein shareholders and providing funding to certain non-Insurance Group subsidiaries to meet their capital requirements.  Pre-tax debt service totaled $203.6 million and $196.5 million in 2007 and 2006, respectively, while general and administrative expenses were $34.1 million and $39.8 million, respectively.  Due to AXA Financial’s assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, in 2007 and 2006, respectively, AXA Financial paid $81.1 million and $79.5 million in benefits, all of which was reimbursed by subsidiaries of AXA Financial.

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

Sources of Liquidity.  At December 31, 2007 and 2006, respectively, AXA Financial held cash and short-term investments and U.S. Treasury securities of approximately $95.0 million and $144.1 million as well as investment grade publicly traded bonds totaling $5.0 million and $5.5 million.  Other primary sources of liquidity for AXA Financial include (i) dividends principally from AXA Equitable and MONY Life (ii) distributions from AllianceBernstein, (iii) dividends, distributions or sales proceeds from less liquid investment assets and (iv) borrowings from AXA and/or AXA affiliates.  In 2007 and 2006, respectively, AXA Financial received $600.0 million and $600.0 million of dividends from AXA Equitable.  Cash distributions from AllianceBernstein totaled $199.4 million and $128.8 million in 2007 and 2006, respectively.  Cash dividends of $80.0 million and $35.0 million were paid to AXA Financial by MONY Life in 2007 and 2006, respectively.

The Insurance Group

On September 26, 2007, subsidiaries of AXA issued $700.0 million in senior unsecured notes, $650.0 million to AXA Equitable and $50.0 million to MONY Life.  These notes pay interest semiannually on June 30 and December 30 and mature on September 30, 2012.  Interest income for 2008 from these notes will be approximately $35.1 million and $2.7 million, respectively.

On June 15, 2007, AXA Insurance Holding Co. Ltd. repaid its $400.0 million note to AXA Equitable.  That investment had an interest rate of 5.89%.

At December 31, 2007, AXA Equitable had $350.0 million in short-term debt outstanding, $101.7 million of which was included in the discontinued Wind-up Annuities.  This one-year promissory note, which matures in March 2008, is expected to be renewed at maturity.

The principal sources of the Insurance Group’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third-parties and affiliates and dividends and distributions from subsidiaries.

The Insurance Group’s liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the active management of various economic hedging programs; the liabilities of the discontinued Wind-up Annuities operations; shareholder dividends to AXA Financial; and operating expenses, including debt service.  The Insurance Group’s liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

Sources of Liquidity.   The Insurance Group’s primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.

Other liquidity sources include dividends and distributions from AllianceBernstein.  In 2007, the Insurance Group received cash distributions from AllianceBernstein and AllianceBernstein Holding of $649.5 million as compared to $492.0 million in 2006.

Liquidity Requirements.  The Insurance Group’s liquidity needs are affected by: fluctuations in mortality; other benefit payments, policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Financial Advisory/Insurance,” as well as by dividends to its shareholders.  In 2007 and 2006, respectively, AXA Equitable paid shareholder dividends totaling $600.0 million in both years while MONY Life paid $80.0 million and $35.0 million in dividends.

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2007, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements.  Management monitors capital requirements on an ongoing basis and believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1A – Risk Factors”.

7-8

AllianceBernstein

AllianceBernstein’s primary sources of liquidity have been cash flows from operations, proceeds from sales of investments, the issuance of commercial paper and additional investments by AllianceBernstein Holding using proceeds from exercises of compensatory options to buy AllianceBernstein Holding units. AllianceBernstein requires financial resources to fund distributions to its General Partner and Unitholders, capital expenditures, purchases of investments and purchases of Holding units to fund deferred compensation plans.  In early January 2008 and 2007, respectively, AllianceBernstein deposited an additional $197.6 million and $245.0 million in U.S. Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements.  AllianceBernstein repaid its $400 million 5.625% Senior Notes in August 2006.  It currently has $200.0 million available under a shelf registration statement for future issuances.

In recent years, AllianceBernstein completed several transactions involving its domestic and foreign services.  In May 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture for $16.1 million in cash.  During 2007 and 2006, respectively, AllianceBernstein received $15.8 million and $12.8 million in contingent purchase price payments related to the cash management services transaction transferred in 2005.

In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders.  It is intended to provide back-up liquidity for AllianceBernstein’s commercial paper program, which was increased from $425 million to $800 million in May 2006.  Under the revolving credit facility, the interest rate, at AllianceBernstein’ option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  In November 2007, AllianceBernstein increased the revolving credit facility by $200 million to $1.00 billion. AllianceBernstein also increased their commercial paper program by $200.0 million to $1.00 billion. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  AllianceBernstein was in compliance with the covenants at December 31, 2007. To supplement this revolving credit facility, in January 2008, AllianceBernstein entered into a two-month $100.0 million uncommitted line of credit with a major bank that expires in March 2008.  AllianceBernstein also maintains a $100 million ECN program as a supplement to its commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.  At December 31, 2007, $533.9 million in commercial paper was outstanding; no amounts were outstanding under any of the other programs at that date.

Also in January 2008, SCB LLC entered into a three-year $950.0 million revolving credit agreement with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and customer activities.  Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

Certain of AllianceBernstein’s deferred and other compensation plans provide for election by participants to notionally invest in AllianceBernstein Holding units or AllianceBernstein sponsored investment services.  From time to time, AllianceBernstein will fund participant elections.  In 2007 and 2006, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $50.9 million and $22.3 million for such plans.

Management believes AllianceBernstein’s substantial equity base and its access to public and private debt at competitive terms should provide adequate liquidity for its general business needs and its cash flows from operations and the issuance of debt and AllianceBernstein Units will provide AllianceBernstein with the resources to meet its financial obligations.  For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2007.

7-9

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in several ventures and transactions with AXA and certain of its affiliates.  At December 31, 2007, AXA Equitable and MONY Life had outstanding $650.0 million and $50.0 million of 5.40% senior unsecured notes issued by AXA affiliates.  AllianceBernstein provides investment management and related services to AXA, AXA Financial Group and certain of their subsidiaries and affiliates.  In 2001, AllianceBernstein entered into joint ventures with AXA Asia Pacific Holdings Limited, an AXA affiliate, and recognized management fees of $77.6 million, $61.1 million and $44.6 million in 2007, 2006 and 2005, respectively, of which approximately $22.9 million, $21.3 million and $19.9 million, respectively, were from AXA affiliates and $11.1 million, $8.8 million and $5.9 million, respectively, were attributed to minority interest. AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements.  Payments by AXA Financial Group to AXA under such agreements totaled approximately $32.9 million, $30.1 million and $33.9 million in 2007, 2006 and 2005, respectively.  Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $27.7 million, $27.9 million and $36.2 million in 2007, 2006 and 2005, respectively.  Included in the payments by AXA and AXA affiliates to AXA Financial Group were $13.5 million, $12.6 million and $12.7 million from AXA Tech. AXA Financial Group provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $110.7 million, $98.4 million and $98.6 million for 2007, 2006 and 2005, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.  See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2007 for information on related party transactions.

A schedule of future payments under certain of AXA Financial Group’s consolidated contractual obligations follows:

	Contractual Obligations – December 31, 2007
	(In Millions)
		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years

Contractual obligations:
Policyholders liabilities -
policyholders’ account
balances, future policy
benefits and other
policyholders liabilities (1)	$98,058.8	$3,580.6	$7,135.6	$6,450.0	$80,892.6
Long-term debt	1,830.2	498.3	780.0	-	551.9
Operating leases	2,998.3	219.9	412.8	362.9	2,002.7
Employee benefits	1,006.5	101.3	211.9	204.9	488.4

Total Contractual
Obligations	$103,893.8	$4,400.1	$8,540.3	$7,017.8	$83,935.6

(1)
Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts.  These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the AXA Financial Group’s experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA.  These amounts are undiscounted and, therefore, exceed the Policyholders’ account balances and Future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere herein.  They do not reflect projected recoveries from reinsurance agreements.  Due to the use of assumptions, actual cash flows will differ from these estimates (see “Critical Accounting Estimates – Future Policy Benefits”).  Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

Not included in the above table were unrecognized tax benefits of $537.0 million.

Interest on long-term debt will be approximately $98.7 million, $94.0 million, $67.4 million, $40.3 million, and $40.3 million in 2008, 2009, 2010, 2011 and 2012, respectively, while interest on long-term borrowings from AXA and other AXA affiliates will be approximately $75.1 million, $76.9 million, $80.8 million, $80.8 million and $80.8 million for the same respective years.  AXA Financial has long-term loans outstanding from AXA and certain AXA affiliates totaling $1.28 billion with a 2019 maturity date.

7-10

Certain of AllianceBernstein’s deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in AllianceBernstein Holding units and in company-sponsored mutual funds.  Since January 1, 2008, AllianceBernstein made purchases of mutual funds and hedge funds totaling $261.2 million to fund its future obligations resulting from participant elections with respect to 2007 awards.  AllianceBernstein also allocated AllianceBernstein Holding units with an aggregate value of approximately $72.4 million within its deferred compensation trust to fund its future obligations that resulted from participant elections with respect to 2007 awards.  To fund this allocation, AllianceBernstein used $55.1 million of units existing in the trust and issued $17.3 million of new Units.  At year-end 2007, AllianceBernstein had a $438.9 million accrual for compensation and benefits, of which $273.5 million is expected to be paid in 2008, $95.7 million in 2009-2010, $36.2 million in 2011-2012 and the rest thereafter.  Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $30.0 million in each of the next four years.  AllianceBernstein currently expects to contribute an estimated $3.5 million to its qualified, noncontributory, defined benefit plan during 2008.

In addition, AXA Financial Group has obligations under contingent commitments at December 31, 2007, including: AXA Financial’s and AllianceBernstein’s respective revolving credit facilities and commercial paper programs; AllianceBernstein’s $100.0 million ECN program; AXA Financial Group’s $1.96 billion of undrawn letters of credit; AllianceBernstein’s $125.0 million guarantee on behalf of SCBL; and AXA Financial Group’s guarantees or commitments to provide equity financing to certain limited partnerships of $863.9 million.  Information on these contingent commitments can be found in Notes 11, 18 and 19 of Notes to Consolidated Financial Statements.  In January 2008, AllianceBernstein signed a guarantee related to SCB LLC’s $950.0 million three-year revolving credit facility; AXA has also agreed to guarantee SCB LLC’s obligation under that credit facility.  AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.

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

CRITICAL ACCOUNTING ESTIMATES

AXA Financial Group’s management narrative is based upon AXA Financial Group’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, AXA Financial Group evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits, recognition of Investment Management revenues and related expenses and pension cost.  AXA Financial Group bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

AXA Financial Group believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Investments – AXA Financial Group records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary.  Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as AXA Financial Group’s ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value.  The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Revenues and Related Benefits – Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums.  Profits on participating traditional life, universal life-type and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins.  This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs.  Trends in the general population and AXA Financial Group’s own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

7-11

Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends.  Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates.  Premium deficiency reserves, when required, are based upon estimates of future gross premiums, expected policy benefits and other expenses.  The allowance for future losses for the discontinued Wind-up Annuities business is based upon numerous estimates and subjective judgments regarding the expected performance of the related investment assets, future asset reinvestment rates and future benefit payments.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-Up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonable assured future net investing and operating cash flows.

DAC and VOBA –  For universal life-type and investment-type contracts and participating traditional life policies, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges.  Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised.  Additionally, the level of deferrable Insurance Group operating expenses is another significant factor in that business’ reported profitability in any given period.  VOBA was recorded in conjunction with the acquisition of the MONY subsidiaries and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

Recognition of Investment Management Revenues and Related Expenses - The Investment Management segment’s revenues are largely dependent on the total value and composition of assets under management.  The most significant factors that could affect this segment’s results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

Performance fees are recorded as revenue at the end of the specified period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the segment’s revenues and earnings.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and are amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commissions are generally recovered from distribution fees received from those funds and from contingent deferred sales commissions received from shareholders of those funds upon redemption of their shares.  The recoverability of these commissions is estimated based on management’s assessment of these future revenue flows.

Pension Cost - Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits.  Each cost component is based on AXA Financial Group’s best estimate of long-term actuarial and investment return assumptions.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

Share-based and Other Compensation Programs – Prior to the adoption of SFAS No. 123(R) on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date.  Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares.  In connection with the adoption of SFAS No. 123(R), AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

7-12

Income Taxes - Income taxes represent the net amount of income taxes that AXA Financial Group expects to pay to or receive from various taxing jurisdictions in connection with its operations.  AXA Financial Group provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities.  AXA Financial Group’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and in evaluating our tax positions including evaluating uncertainties under FIN 48, Accounting for Uncertainty in Income Taxes.  Under FIN 48, AXA Financial Group determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

We review our tax positions quarterly and adjust the balances as new information becomes available.

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

7-13

Part II, Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

AXA Financial Group’s businesses are subject to financial, market, political and economic risks, as well as to risks inherent in its business operations.  The discussion that follows provides additional information on market risks arising from its insurance asset/liability management and asset management activities.  Such risks are evaluated and managed by each business on a decentralized basis.  Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.

The Insurance Group and AXA Financial

The Insurance  Group’s results significantly depend on profit margins or “spreads” between investment results derived from the General Account supported portfolios of continuing and discontinued insurance operations and interest credited on individual insurance and annuity products.  Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return.  Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors.  See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks.  Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance   Group assets with interest rate risk include fixed maturities and mortgage loans that make up 82.7% of the carrying value of assets of the General Account associated with continuing operations (“General Account Investment Assets”) at December 31, 2007.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2007 and 2006 would have on the fair value of fixed maturities and mortgage loans:

	Interest Rate Risk Exposure (In Millions)

	December 31, 2007		December 31, 2006
	Fair Value	Balance After +100 Base Point Change	Fair Value	Balance After +100 Basis Point Change
Insurance Group
Continuing Operations:
Fixed maturities:
Fixed rate	$35,925.5	$34,065.9	$38,068.7	$36,139.7
Floating rate	356.6	356.1	279.5	278.9
Mortgage loans	5,237.0	5,002.8	4,703.0	4,503.6

Wind-up Annuities:
Fixed maturities:
Fixed rate	$705.0	$678.5	$764.8	$735.6
Mortgage loans	2.3	2.3	3.0	3.0

AXA Financial
Fixed maturities:
Fixed rate	$5.0	$4.7	$11.5	$11.1

A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

7A-1

The investment portfolios also have direct holdings of public and private equity securities.  The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2007 and 2006:

	Equity Price Risk Exposure (In Millions)

	December 31, 2007		December 31, 2006
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
Insurance Group
Continuing operations	$25.6	$23.1	$262.8	$236.5

AXA Financial	$.2	$.2	$1.4	$1.3

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes.  The fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

At years end 2007 and 2006, respectively, the aggregate carrying value of policyholders liabilities were $52.11 billion and $53.44 billion, approximately $49.26 billion and $50.18 billion of which liabilities are reactive to interest rate fluctuations. The aggregate fair value of such contracts at years end 2007 and 2006 were $50.28 billion and $51.40 billion, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts of $1.43 billion and $1.69 billion, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of the Insurance Group’s operations, including investment decisions, product development and determination of crediting rates.  As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to Insurance Group from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2006 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group’s exposure to equity market decline and interest rate fluctuations.  Similarly, AXA Financial utilizes derivatives to reduce the fixed interest cost of its long-term debt obligations.  As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt.  In addition, AXA Financial Group periodically enters into forward and futures contracts to provide an economic hedge for certain equity and interest rate exposures, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products.  To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied.  Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

7A-2

While notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Insurance Group as a measure of risk because the notional amount greatly exceeds the possible credit and market loss that could arise from such transactions.  Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market.  A positive value indicates existence of credit risk for the Insurance Group because the counterparty would owe money to the Insurance Group if the contract were closed.  Alternatively, a negative value indicates the Insurance Group would owe money to the counterparty if the contract were closed.  If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty.  In that case, the market risk represents the net of the positive and negative exposures with the single counterparty.  In management’s view, the net potential exposure is the better measure of credit risk.

At years end 2007 and 2006, the fair values of the Insurance Group’s and AXA Financial’s derivatives were $172.6 million and $34.7 million, respectively.  The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value.  These exposures will change as a result of ongoing portfolio and risk management activities.

Derivative Financial Instruments
(In Millions, Except for Weighted Average Term)

			Interest Rate Sensitivity

	Notional Amount	Weighted Average Term (Years)	Balance After -100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change
December 31, 2007
Insurance Group:
Options:
Floors	$27,000.0	3.25	$193.2	$162.9	$(79.0)
Futures	1,159.4	.22	71.0	-	(71.0)
Interest rate swaps	125.0	9.14	9.3	4.9	(9.2)

AXA Financial:
3 rd party swaps	850.0	1.5	(6.8)	4.8	16.5
Total	$29,134.4		$266.7	$172.6	$(142.7)

December 31, 2006
Insurance Group:
Options:
Floors	$32,000.0	2.88	$30.2	$8.7	$4.3
Futures	565.8	.22	40.5	-	(40.5)

AXA Financial:
Swaps with AXA	1,280.0	2.0	16.6	39.2	61.8
3 rd party swaps	1,080.0	.29	(10.8)	(13.2)	(15.9)
Total	$34,925.8		$76.5	$34.7	$9.7

			Equity Sensitivity

			Fair Value	-10% Equity Balance after Price Shift
December 31, 2007
Insurance Group:
Futures	$(5,081.1)	.22	$-	$508.1

December 31, 2006
Insurance Group:
Futures	$(2,970.5)	.22	$-	$297.0

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts.  These reinsurance contracts are considered derivatives for accounting purposes and were reported at their fair values of $124.7 million and $117.8 million at December 31, 2007 and 2006, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2007 and 2006, respectively, would increase the balance of these reinsurance contracts to $206.8 million and $186.7 million.

7A-3

At the end of 2007 and of 2006, the aggregate fair values of long-term debt issued by the Insurance Group and AXA Financial were $1.45 billion and $1.71 billion, respectively.  The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2007 and of 2006.

	Interest Rate Risk Exposure (In Millions)

	December 31, 2007		December 31, 2006
	Fair Value	Balance After -100 Basis Point Change	Fair Value	Balance After -100 Basis Point Change

Insurance Group
Continuing Operations:
Fixed rate	$227.3	$241.6	$232.5	$248.6

AXA Financial
Fixed rate	$1,218.5	$1,283.4	$1,481.1	$1,558.3

Investment Management

AllianceBernstein’s investments consist of investments, trading and available-for-sale, and other investments.  AllianceBernstein’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments.  Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans.  Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors.  Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

The table below provides AllianceBernstein’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2007 and 2006:

	Interest Rate Risk Exposure (In Millions)

	December 31, 2007		December 31, 2006
	Fair Value	Balance After +100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change

Fixed Income Investments:
Trading	$106.2	$101.0	$31.7	$30.2
Available-for-sale and other
investments	28.4	27.0	32.0	30.5

Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AllianceBernstein management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on AllianceBernstein’s exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing changes in investments in response to AllianceBernstein management’s assessment of changing market conditions and available investment opportunities.

7A-4

The following table presents AllianceBernstein’s potential exposure from its equity investments, including equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2007 and 2006:

Equity Price Risk Exposure (In Millions)

	December 31, 2007		December 31, 2006
	Fair Value	Balance After -10% equity Price Change	Fair Value	Balance After -10% Equity Price Change

Equity Investments:
Trading	$466.1	$419.5	$432.1	$388.9
Available for sale and other
investments	314.5	283.0	251.8	226.7

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AllianceBernstein management’s view of future market changes.  While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on AllianceBernstein’s exposure at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to AllianceBernstein management’s assessment of changing market conditions and available investment opportunities.

At December 31, 2007 and 2006, respectively, AllianceBernstein’s debt had an aggregate fair value of $534.0 million and $335.0 million.  The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2007 and 2006:

	Interest Rate Risk Exposure (In Millions)
	December 31, 2007			December 31, 2006
	Fair Value	Balance After -100 Basis Point Change	Balance After -10% Exchange Rate Change	Fair Value	Balance After -100 Basis Point Change	Balance After -10% Exchange Rate Change

Debt	$534.0	$557.5	$534.0	$335.0	$349.4	$335.0

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2007.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA FINANCIAL, INC.

Reports of Independent Registered Public Accounting Firms:
Report of PricewaterhouseCoopers LLP on AXA Financial, Inc.	F-1
Report of KPMG LLP on AllianceBernstein L.P.	F-2
Report of KPMG LLP on AllianceBernstein Holding L.P.	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets, December 31, 2007 and 2006	F-4
Consolidated Statements of Earnings, Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Shareholder’s Equity and Comprehensive Income,
Years Ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows, Years Ended December 31, 2007, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedules	F-65
Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments - Other than Investments in Related Parties,
December 31, 2007	F-66
Schedule II - Balance Sheets (Parent Company), December 31, 2007 and 2006	F-67
Schedule II - Statements of Earnings (Parent Company),
Years Ended December 31, 2007, 2006 and 2005	F-68
Schedule II - Statements of Cash Flows (Parent Company),
Years Ended December 31, 2007, 2006 and 2005	F-69
Schedule III - Supplementary Insurance Information,
Years Ended December 31, 2007, 2006 and 2005	F-70
Schedule IV - Reinsurance, Years Ended December 31, 2007, 2006 and 2005	F-73

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AXA Financial, Inc.

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries (“AXA Financial Group”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of AXA Financial Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of AllianceBernstein L.P. and AllianceBernstein Holding L.P., subsidiaries of AXA Financial Group, for the year ended December 31, 2005, whose statements reflect total revenues of thirty percent of the related consolidated total for the year ended December 31, 2005.  Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AllianceBernstein L.P. and AllianceBernstein Holding L.P., is based solely on the reports of the other auditors.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Financial Group changed its method of accounting for uncertainty in income taxes on January 1, 2007, for share-based compensation on January 1, 2006 and for defined benefit pension and other postretirement plans on December 31, 2006.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2008

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.:

We have audited the accompanying consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for the year ended December 31, 2005 of AllianceBernstein L.P. and subsidiaries (“AllianceBernstein”), formerly Alliance Capital Management L.P. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AllianceBernstein for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York

February 24, 2006

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein Holding L.P.:

We have audited the accompanying statements of income, changes in partners’ capital and comprehensive income and cash flows for the year ended December 31, 2005 of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”), formerly Alliance Capital Management Holding L.P. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AllianceBernstein Holding for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York

February 24, 2006

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$35,663.7	$37,991.8
Mortgage loans on real estate	5,210.4	4,664.6
Equity real estate, held for the production of income	382.0	412.9
Policy loans	5,037.3	5,007.5
Other equity investments	1,997.2	1,735.3
Trading securities	573.3	465.1
Other invested assets	1,212.4	1,119.6
Total investments	50,076.3	51,396.8
Cash and cash equivalents	2,055.8	1,771.6
Cash and securities segregated, at estimated fair value	2,370.0	2,009.8
Broker-dealer related receivables	1,623.5	3,481.0
Deferred policy acquisition costs	9,369.9	8,609.9
Goodwill and other intangible assets, net	5,380.7	4,868.9
Value of business acquired	610.2	689.5
Amounts due from reinsurers	3,435.7	3,339.3
Loans to affiliates	691.4	400.0
Other assets	3,647.7	3,585.8
Separate Accounts’ assets	100,011.1	88,593.1

Total Assets	$179,272.3	$168,745.7

LIABILITIES
Policyholders’ account balances	$28,420.5	$29,895.6
Future policy benefits and other policyholders liabilities	22,934.1	22,754.7
Broker-dealer related payables	595.1	954.9
Customers related payables	2,722.2	3,980.8
Short-term and long-term debt	2,381.5	2,190.2
Loans from affiliates	1,345.0	1,280.0
Income taxes payable	2,580.3	2,120.3
Other liabilities	4,936.6	5,037.9
Separate Accounts’ liabilities	100,011.1	88,593.1
Minority interest in equity of consolidated subsidiaries	1,681.2	1,631.6
Minority interest subject to redemption rights	142.7	288.0
Total liabilities	167,750.3	158,727.1

Commitments and contingent liabilities (Notes 2, 5, 12, 13, 18 and 19)

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,250.0	1,122.4
Retained earnings	10,863.8	9,494.7
Accumulated other comprehensive loss	(478.8)	(378.9)
Treasury shares, at cost	(116.9)	(223.5)
Total shareholder’s equity	11,522.0	10,018.6

Total Liabilities and Shareholder’s Equity	$179,272.3	$168,745.7

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
		(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$2,973.1	$2,468.3	$2,090.2
Premiums	1,561.6	1,581.6	1,648.8
Net investment income	3,393.0	3,106.6	3,200.1
Investment (losses) gains, net	(30.6)	45.0	56.4
Commissions, fees and other income	5,447.8	4,637.0	3,886.6
Total revenues	13,344.9	11,838.5	10,882.1

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,089.8	2,997.6	2,842.4
Interest credited to policyholders’ account balances	1,192.3	1,216.5	1,206.9
Compensation and benefits	2,968.3	2,605.2	2,272.6
Commissions	1,624.7	1,295.3	1,104.9
Distribution plan payments	335.1	292.9	292.0
Amortization of deferred sales commissions	95.5	100.4	132.0
Interest expense	256.3	259.3	256.9
Amortization of deferred policy acquisition costs and
value of business acquired	1,217.5	812.6	682.0
Capitalization of deferred policy acquisition costs	(1,806.1)	(1,458.8)	(1,347.6)
Rent expense	269.9	244.9	226.6
Amortization of other intangible assets	68.6	32.4	32.4
Other operating costs and expenses	1,384.6	1,359.7	1,111.8
Total benefits and other deductions	10,696.5	9,758.0	8,812.9

Earnings from continuing operations before
income taxes and minority interest	2,648.4	2,080.5	2,069.2
Income taxes	(844.6)	(515.9)	(591.5)
Minority interest in net income of consolidated subsidiaries	(466.7)	(436.7)	(338.7)

Earnings from continuing operations	1,337.1	1,127.9	1,139.0
(Losses) earnings from discontinued operations, net of income taxes	(9.2)	36.1	20.2
(Losses) gains on disposal of discontinued operations,
net of income taxes	(3.6)	117.2	(85.4)

Net Earnings	$1,324.3	1,281.2	$1,073.8

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$3.9	$3.9	$3.9

Capital in excess of par value, beginning of year	1,122.4	1,047.8	1,073.5
Changes in capital in excess of par value	127.6	74.6	(25.7)
Capital in excess of par value, end of year	1,250.0	1,122.4	1,047.8

Retained earnings, beginning of year	9,494.7	8,213.5	7,139.7
Cumulative effect adjustment to adopt FIN 48	44.8	-	-
Retained earnings, beginning of year as adjusted	9,539.5	8,213.5	7,139.7
Net earnings	1,324.3	1,281.2	1,073.8
Retained earnings, end of year	10,863.8	9,494.7	8,213.5

Accumulated other comprehensive (loss) income,
beginning of year	(378.9)	345.5	866.1
Other comprehensive loss	(99.9)	(142.7)	(520.6)
Adjustment to initially apply SFAS No. 158,
net of income taxes	-	(581.7)	-
Accumulated other comprehensive (loss) income, end of year	(478.8)	(378.9)	345.5

Treasury shares at cost, beginning of year	(223.5)	(364.8)	(19.4)
Changes in treasury shares	106.6	141.3	(345.4)
Treasury shares at cost, end of year	(116.9)	(223.5)	(364.8)

Total Shareholder’s Equity, End of Year	$11,522.0	$10,018.6	$9,245.9

	2007	2006	2005
	(In Millions)
COMPREHENSIVE INCOME
Net earnings	$1,324.3	$1,281.2	$1,073.8

Change in unrealized losses, net of
reclassification adjustment	(223.4)	(161.2)	(501.9)
Defined benefit plans:
Net gain arising during year	68.8	-	-
Prior service cost arising during year	1.7	-	-
Less: reclassification adjustment for:
Amortization of net losses included in net periodic cost	54.4	-	-
Amortization of net prior service credit
included in net periodic cost	(1.3)	-	-
Amortization of net transition asset	(.1)	-	-
Minimum pension liability adjustment	-	18.5	(18.7)
Other comprehensive income – defined benefit plans	123.5	18.5	(18.7)

Other comprehensive loss	(99.9)	(142.7)	(520.6)

Comprehensive Income	$1,224.4	$1,138.5	$553.2

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Millions)

Net earnings	$1,324.3	$1,281.2	$1,073.8
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Interest credited to policyholders’ account balances	1,192.3	1,216.5	1,206.9
Universal life and investment-type product
policy fee income	(2,973.1)	(2,468.3)	(2,090.2)
Net change in broker-dealer and customer
related receivables/payables	91.5	119.0	(352.2)
Investment losses (gains), net	30.1	(45.0)	(56.4)
Change in deferred policy acquisition costs and
value of business acquired	(588.6)	(646.2)	(665.6)
Change in future policy benefits	139.6	23.2	153.3
Change in income taxes payable	617.5	339.5	468.4
Change in segregated cash and securities, net	(360.2)	(245.0)	(240.0)
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(6.9)	14.9	(42.7)
Change in accounts payable and accrued expenses	99.7	75.6	37.1
Amortization of deferred sales commission	95.5	100.4	132.0
Other depreciation and amortization	207.5	229.7	274.7
Amortization of other intangible assets	68.6	32.4	32.4
Losses (gains) on disposal of discontinued operations	3.6	(117.2)	85.4
Minority interest in net income of consolidated subsidiaries	466.8	436.7	338.7
Other, net	(214.7)	403.2	(173.4)

Net cash provided by operating activities	193.5	750.6	182.2

Cash flows from investing activities:
Maturities and repayments	3,078.7	4,256.4	4,189.0
Sales of investments	2,726.9	2,344.7	2,748.9
Purchases of investments	(4,527.5)	(6,087.1)	(7,748.0)
Change in short-term investments	(24.6)	11.1	59.2
Purchase of minority interest in consolidated subsidiary	(745.7)	-	-
Disposition of The Advest Group, Inc.	-	-	400.0
Decrease in loans to affiliates	400.0	-	-
Increase in loans to affiliates	(704.0)	-	-
Change in capitalized software, leasehold improvements
and EDP equipment	(217.0)	(159.3)	(141.5)
Other, net	(37.4)	(442.9)	(138.2)

Net cash used in investing activities	(50.6)	(77.1)	(630.6)

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(CONTINUED)

	2007	2006	2005
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,716.3	$4,316.2	$4,649.9
Withdrawals and transfers to Separate Accounts	(4,591.3)	(4,233.3)	(3,630.2)
Proceeds in loans from affiliates	850.0	335.0	11.1
Repayments of loans from affiliates	(785.0)	(635.0)	-
Net change in short-term financings	198.2	337.7	-
Repayments of long-term debt	-	(700.0)	(675.0)
Purchases of treasury shares	(7.6)	(4.3)	(372.6)
Other, net	(239.3)	(144.6)	(266.5)

Net cash provided by (used in) financing activities	141.3	(728.3)	(283.3)

Change in cash and cash equivalents	284.2	(54.8)	(731.7)
Cash and cash equivalents, beginning of year	1,771.6	1,826.4	2,558.1

Cash and Cash Equivalents, End of Year	$2,055.8	$1,771.6	$1,826.4

Supplemental cash flow information:
Interest Paid	$155.6	$178.7	$217.5
Income Taxes Paid	$154.9	$89.7	$164.4

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

AXA Financial, Inc. (“AXA Financial,” and, collectively with its consolidated subsidiaries, “AXA Financial Group”) is a diversified financial services organization serving a broad spectrum of insurance and investment management customers.  AXA Financial is a wholly owned subsidiary of AXA, a French parent Company for an international group of insurance and related financial services companies.

AXA Financial Group conducts operations in two business segments: the Financial Advisory/Insurance and Investment Management segments.  AXA Financial Group’s management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

Financial Advisory/Insurance

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products and asset management principally to individuals and small and medium size businesses and professional trade associations and provides financial planning services for individuals.  This segment includes Separate Accounts for individual insurance and annuity products.

The financial advisory and insurance business is conducted by AXA Financial’s insurance companies, its insurance general agency, its broker-dealers and other affiliated companies.

AXA Financial’s direct and indirect wholly-owned insurance subsidiaries (collectively the “Insurance Group”) include AXA Equitable Life Insurance Company (“AXA Equitable”), AXA Equitable’s wholly-owned life insurance subsidiary, AXA Life and Annuity Company (“AXA Life”), AXA Financial (Bermuda) Ltd. (“AXA Bermuda”), MONY Life Insurance Company (“MONY Life”) and its wholly-owned subsidiaries, MONY Life Insurance Company of America (“MLOA”) and U.S. Financial Life Insurance Company (“USFL”).  The Advest Group, Inc. (“Advest”) through December 2, 2005, the date of the Advest sale, and Enterprise Capital Management, Inc. (“Enterprise”) are reported as discontinued operations in the consolidated financial statements.

Effective July 20, 2007, USFL ceased marketing new business and its operations in Ohio are being wound down.  USFL policies currently in-force are not impacted by this decision.  As a result, AXA Financial recorded a pre-tax charge of $30.4 million ($19.8 million post-tax) due to the writedown of the intangible asset related to USFL’s insurance distribution system.  In addition, AXA Financial recorded a pre-tax $8.0 million charge ($5.2 million post-tax) in 2007 related to USFL severance and lease related costs.  In third quarter 2007, AXA Financial sold Frontier Trust Company, FSB (“Frontier”), a wholly-owned subsidiary, and recorded a pre-tax gain of $9.6 million ($6.1 million post-tax) on the transaction.

Investment Management

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries (“AllianceBernstein”).  AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients.  Its principal services include: (a) institutional investment services, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) retail, servicing individual investors, primarily by means of retail mutual funds, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles, (c) private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles, and (d) institutional research by means of in-depth independent fundamental research, portfolio strategy, and brokerage-related services.  Principal subsidiaries of AllianceBernstein include: SCB Inc., formally known as Sanford C. Bernstein, Inc. (“Bernstein”), Sanford C. Bernstein & Co. LLC (“SCB LLC”), Sanford C. Bernstein Limited (“SCBL”) and SCB Partners, Inc. (“SCB Partners”).  This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

AllianceBernstein is a private partnership for Federal income tax purposes and, accordingly, is not subject to Federal and state corporate income taxes.  However, AllianceBernstein is subject to a 4.0% New York City unincorporated business tax (“UBT”).  Domestic corporate subsidiaries of AllianceBernstein are subject to Federal, state and local income taxes.  Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc (the “Bernstein Acquisition”).  Following a two-year lockout period that ended October 2002,  the former Bernstein shareholders were permitted to exercise the right to sell private units in AllianceBernstein L.P. (the “AllianceBernstein Units”) that were acquired in the Bernstein Acquisition to AXA Financial (the “AB Put”).  On February 23, 2007, AXA Financial purchased a tranche of 8.16 million AllianceBernstein Units pursuant to an exercise of the AB Put at a purchase price of approximately $745.7 million and recorded additional goodwill of $392.8 million and other intangible assets of $209.5 million.  After this purchase, AXA Financial Group’s beneficial ownership in AllianceBernstein L.P. increased by approximately 3.0% to 63.3%.  Through December 31, 2007, AXA Financial Group acquired 32.7 million AllianceBernstein Units pursuant to the AB Put at the aggregate market price of $1,631.1 million and recorded additional goodwill of $733.8 million and other intangible assets of $251.7 million.  At December 31, 2007 and 2006, AXA Financial Group’s beneficial ownership in AllianceBernstein L.P. was approximately 63.2% and 60.3%, respectively.  Minority interest subject to redemption rights on the consolidated balance sheets represents the remaining private AllianceBernstein Units still held by former Bernstein shareholders.  These 8.16 million private AllianceBernstein Units outstanding at December 31, 2007 may be sold to AXA Financial pursuant to the AB Put at the prevailing market price through October 2, 2009.

2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.

The accompanying consolidated financial statements include the accounts of: AXA Financial, AXA Equitable and MONY Life; those of their subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.

At December 31, 2007 and 2006, respectively, the Insurance Group’s General Account held $5.7 million and $5.8 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities – Revised”.  At December 31, 2007 and 2006, respectively, as reported in the consolidated balance sheet, these investments included $4.7 million and $4.7 million of fixed maturities (collateralized debt and loan obligations) and $1.0 million and $1.1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value.  These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary.  These variable interests at December 31, 2007 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs.  The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

Management of AllianceBernstein has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that AllianceBernstein is required to consolidate under FIN 46(R).  These include certain mutual fund products, hedge funds, structured products, group trusts and limited partnerships.

AllianceBernstein derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

AllianceBernstein has significant variable interests in certain other VIEs with approximately $180.3 million in client assets under management.  However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary.  AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments in and prospective investment management fees earned in these entities.

All significant intercompany transactions and balances have been eliminated in consolidation.  The years “2007,” “2006” and “2005” refer to the years ended December 31, 2007, 2006 and 2005, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Accounting Changes

Effective January 1, 2007, and as more fully described in Note 15 to the Consolidated Financial Statements, AXA Financial Group adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes were expanded by FIN 48 and include a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, AXA Financial Group recognized a $44.8 million positive cumulative-effect adjustment that increased January 1, 2007 retained earnings reflecting a decrease in the amount of unrecognized tax benefits.

On January 1, 2007, AXA Financial Group adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  The SOP requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and other related balances must be written off.  The adoption of SOP 05-1 did not have a material impact on AXA Financial Group’s consolidated results of operations or financial position.

On December 31, 2006, AXA Financial Group implemented Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring employers to recognize the over or under funded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income.  The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan.  SFAS No. 158 did not change the determination of net periodic benefit cost or its presentation in the statement of earnings.  However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

As required by SFAS No. 158, the $581.7 million impact of initial adoption, net of income tax and minority interest, was reported as an adjustment to the December 31, 2006 balance of accumulated other comprehensive income in the accompanying consolidated financial statements.  The consequent recognition of the funded status of its defined benefit pension and other postretirement plans at December 31, 2006 reduced total assets by approximately $698.2 million, principally due to the $681.7 million reduction of prepaid pension cost, and decreased total liabilities by approximately $116.5 million.  The change in liabilities resulted principally from the $313.3 million decrease in income taxes payable partially offset by an increase of $199.7 million in benefit plan liabilities.  See Note 12 of Notes to Consolidated Financial Statements for further information.

SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer’s year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year.  This provision of SFAS No. 158 will have no impact on AXA Financial Group as it already uses a December 31 measurement date for all of its plan assets and benefits obligations.

On January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), “Share-Based Payment”.  To effect its adoption, AXA Financial Group elected the “modified prospective method” of transition.  Under this method, prior-period results were not restated.  Prior to the adoption of SFAS No. 123(R), AXA Financial Group had elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares and various cash-settled programs such as stock appreciation rights.  SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group’s equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts (“ADRs”) and AXA ordinary shares and for employee stock purchase plans.  As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest for 2007 and 2006 were $100.5 million and $81.8 million lower, respectively, and consolidated net earnings for 2007 and 2006 were $62.4 million and $52.5 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

Under the modified prospective method, AXA Financial Group applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006.  In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS No. 123(R) would have been reflected by AXA Financial Group only in pro forma disclosures, were recognized in the consolidated statement of earnings over the awards’ remaining future service-vesting periods.  Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value.  The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

Effective with its adoption of SFAS No. 123(R), AXA Financial Group elected the “short-cut” transition alternative for approximating the historical pool of windfall tax benefits available in shareholder’s equity at January 1, 2006 as provided by the FASB in FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”.  This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under GAAP, either in the financial statements or in the pro forma disclosures.  In the event that a shortfall of tax benefits occurs during a reporting period (i.e. tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall.  If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations.  In 2007 and 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

On January 1, 2006, AXA Financial Group adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions.  To enhance comparability, this statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings.  Each period presented is adjusted to show the period specific effects of the change.  Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change.  SFAS No. 154 carries forward without change APB No. 20’s guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3’s provisions governing reporting accounting changes in interim financial statements.  The adoption of SFAS No. 154 did not have an impact on AXA Financial Group’s results of operations or financial position.

New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007)”. While retaining SFAS No. 141, “Business Combinations,” requirement to use purchase accounting for all business combinations, SFAS No. 141(R)’s new rules include the following:
•
The acquirer will recognize 100% of the fair values of acquired assets and assumed liabilities (with few exceptions) upon initially obtaining control even if it has not acquired 100% of the target company,

•	Contingent considerations will be included in the purchase price consideration on a fair value basis while transaction costs will be expensed as incurred, and
•	The requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” must be met at the acquisition date in order to accrue for a restructuring plan.
SFAS No. 141(R) is to be applied prospectively to acquisitions that occur in fiscal years beginning on or after December 15, 2008; early adoption is prohibited.

Also on December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 will:
•	Recharacterize minority interests, currently classified within liabilities, as noncontrolling interests to be reported as a component of consolidated equity on the balance sheet,
•	Include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests, and
•
Account for increases and decreases in noncontrolling interests as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests being accounted for as a change to the controlling entity’s equity instead of as current period gains/losses in the consolidated income statement.  Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

SFAS No. 160 is also effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests.  Management currently is assessing the impacts of adoption, including adjustments that will be required in the consolidated financial statements to conform the presentations of minority interest in the equity and net income of AllianceBernstein and the recognition of changes of AXA Financial Group’s ownership interest.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management has elected not to adopt the fair value option as permitted by SFAS No. 159.

In June 2007, the AICPA issued SOP 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”.  The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  SOP 07-1 was to have been effective for fiscal years beginning after December 15, 2007.  On February 12, 2008, the FASB issued FSP SOP 07-1-1 that indefinitely delays the effective date of SOP 07-1.  The delay is intended to allow the Board time to consider a number of significant issues relating to the implementation of SOP 07-1.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The effect of adopting SFAS No. 157 due to the expected remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance asset on January 1, 2008 is expected to result in a one-time net increase in the range of $50-100 million in 2008 net earnings.

On February 12, 2008, the FASB issued FSP SFAS No. 157-2 that defers the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This deferral will delay until 2009 the application of SFAS No. 157 to AXA Financial Group’s annual impairment testing of goodwill and other intangible assets.

Closed Blocks

As a result of demutualization, Closed Blocks were established by AXA Equitable and MONY Life in 1992 and 1998, respectively, for the benefit of certain individuals’ participating policies in force as of respective dates of demutualization.  Assets, liabilities and earnings of each Closed Block are specifically identified to support its own participating policyholders.

Assets allocated to the Closed Block inure solely to the benefit of each Closed Block’s policyholders and will not revert to the benefit of AXA Financial.  No reallocation, transfer, borrowing or lending of assets can be made between each insurance company’s Closed Block and other portions of that company’s General Account, any of its Separate Accounts or any affiliate of that insurer without the approval of the New York Superintendent of Insurance (the “Superintendent”).  Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force.  As of January 1, 2001, AXA Financial Group has developed an actuarial calculation of the expected timing of the AXA Equitable Closed Block’s earnings.  Further, in connection with the acquisition of MONY (the “MONY Acquisition”), AXA Financial Group has developed an actuarial calculation of the expected timing of the MONY Life Closed Block earnings as of July 1, 2004.

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

Many expenses related to Closed Block operations, including amortization of DAC and value of business acquired (“VOBA”), are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations.  Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

Investments

The carrying values of fixed maturities identified as available for sale are reported at estimated fair value.  Changes in estimated fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.  The redeemable preferred stock investments reported in fixed maturities include real estate investment trusts (“REIT”) perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and valuation allowances.  Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.  However, if foreclosure is or becomes probable, the collateral value measurement method is used.

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

Partnerships, investment companies and joint venture interests in which AXA Financial Group has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under FIN 46(R) are consolidated; those in which AXA Financial Group does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

Equity securities include common stock and non-redeemable preferred stock classified as available for sale securities are carried at estimated fair value and are included in other equity investments.

Trading securities, which include equity securities and fixed maturities, are carried at estimated fair value.
Corporate owned life insurance (“COLI”) is purchased by AXA Financial Group on the lives of certain key employees under which certain subsidiaries of AXA Financial Group are named as beneficiaries under the policies.  COLI is carried at the cash surrender value of the policies.  At December 31, 2007 and 2006, the carrying value of COLI was $984.3 million and $904.3 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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

Derivatives

AXA Financial Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce its exposure to interest rate fluctuations on its long-term debt obligations.  Various derivative instruments are used to achieve these objectives, including interest rate floors, futures and interest rate swaps.  None of the derivatives were designated as qualifying hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

The Insurance Group issues certain variable annuity products with Guaranteed Minimum Death Benefit (“GMDB”) and GMIB features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support.  AXA Financial Group currently utilizes a combination of futures contracts and interest rate swap and floor contracts to hedge such risks.  However, for both GMDB and GMIB, AXA Financial Group retains basis risk and risk associated with actual versus expected assumptions for mortality, lapse and election rate.  The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.  Reinsurance contracts covering GMIB exposure are considered derivatives under SFAS No. 133 and, therefore, must be reported in the balance sheet at their fair value.  GMIB reinsurance fair values are reported in the consolidated balance sheets in Other assets.  Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings.  Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience.  There can be no assurance that ultimate actual experience will not differ from management's estimates.  See Note 8 of Notes to Consolidated Financial Statements.

Margins on individual insurance and annuity contracts are affected by interest rate fluctuations.  If interest rates fall, credited interest rates and dividends would be adjusted prospectively subject to competitive pressures.  In addition, policies are subject to minimum rate guarantees.  To hedge exposure to lower interest rates for these and other reasons, AXA Financial Group may use interest rate floors.

AXA Financial Group is exposed to equity market fluctuations through investments in Separate Accounts.  AXA Financial Group may enter into exchange traded equity futures contracts to minimize such risk.

AXA Financial is exposed to counterparty risk attributable to hedging transactions entered into with counterparties.  Exposure to credit risk is controlled with respect to each counterparty through a credit appraisal and approval process.  Each counterparty is currently rated A+ or better by Moody’s and Standard and Poor’s rating agencies.

All derivatives outstanding at December 31, 2007 and 2006 are recognized on the balance sheet at their fair values and all outstanding equity-based and treasury futures contracts were exchange-traded and are net settled daily.  All gains and losses on derivative financial instruments other than the GMIB reinsurance contracts are reported in Net investment income.

Net Investment Income, Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Net investment income and realized investment gains (losses), net (together “investment results”) related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders’ account balances.

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment gains (losses).

Realized and unrealized holding gains (losses) on trading securities are reflected in Net investment income.

Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial Group are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to certain pension operations principally consisting of group non-participating wind-up annuity products (“Wind-up Annuities”), Closed Blocks policyholders dividend obligation, DAC and VOBA related to universal life and investment-type products and participating traditional life contracts.

Fair Value of Other Financial Instruments

AXA Financial Group defines fair value as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties.  Such estimates do not reflect any premium or discount that could result from offering for sale at one time AXA Financial Group’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts.  Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2007 and 2006.

Fair values for mortgage loans on real estate are estimated by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the estimated fair value of the underlying collateral if lower.

The estimated fair values for AXA Financial Group’s association plan contracts, supplementary contracts not involving life contingencies (“SCNILC”) and annuities certain, which are included in policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

The fair values for variable deferred annuities and single premium deferred annuities, included in policyholders’ account balances, are estimated as the discounted value of projected account values.  Current account values are projected to the time of the next crediting rate review at the current crediting rates and are projected beyond that date at the greater of current estimated market rates offered on new policies or the guaranteed minimum crediting rate.  Expected cash flows and projected account values are discounted back to the present at the current estimated market rates.

Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates.  The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk.  The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to AXA Financial Group.  AXA Financial Group’s carrying value of short-term borrowings approximates their estimated fair value.

Recognition of Insurance Income and Related Expenses

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances.  Revenues from these contracts consist of amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

Premiums from participating and non-participating traditional life and annuity policies with life contingencies generally are recognized in income when due.  Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts.  This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

For universal life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised.  A decrease in expected gross profits would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2007, current projections of future average gross market returns assume a 1.9% return for 2008, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 6 quarters.

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

For participating traditional life policies (substantially all of which are in the Closed Blocks), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.  At December 31, 2007, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.5% grading to 6.3% over 10 years and for MONY Life was 5.0%.  Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

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

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for universal life and investment-type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

The Insurance Group issues certain variable annuity products with a GMDB feature, guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits for life (“WBL”).  The Insurance Group also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 2.25% to 10.90% for life insurance liabilities and from 2.25% to 11.09% for annuity liabilities.

Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest.  Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.  While management believes its disability income (“DI”) reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.

Policyholders’ Dividends

The amount of policyholders’ dividends to be paid (including dividends on policies included in the Closed Blocks) is determined annually by AXA Equitable and MONY Life’s boards of directors.  The aggregate amount of policyholders’ dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate levels of statutory surplus to be retained by AXA Equitable and MONY Life.

At December 31, 2007, participating policies, including those in the Closed Blocks, represent approximately 13.4% ($48.94 billion) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets.  Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available, at estimated fair values as determined by the Insurance Group.  The assets and liabilities of four Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders.  Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements.

The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings.  For 2007, 2006 and 2005, investment results of such Separate Accounts were gains of $10,351.7 million, $5,897.0 million and $3,548.0 million, respectively.

Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues.  Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.

AXA Financial Group reports the General Account’s interests in Separate Accounts as trading securities in the consolidated balance sheets.

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include Investment Management advisory and service fees.  Investment Management advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC, for certain retail, private client and institutional investment client transactions.  Certain investment advisory contracts, including those with hedge funds provide for a performance-based fee, in addition to or in lieu of a base fee that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time.  Performance-based fees are recorded as revenue at the end of each measurement period.  Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for in-depth research and other services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

AllianceBernstein’s management tests the deferred sales commission asset for recoverability quarterly.  AllianceBernstein’s management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received.  Undiscounted future cash flows consist of ongoing distribution services fees and CDSC.  Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares.  CDSC is based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  Future redemption rate assumptions are determined by reference to actual redemption experience over the one-year, three-year and five-year periods ended December 31, 2007.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset.  If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies and relates principally to the Bernstein Acquisition, purchases of AllianceBernstein units and the MONY Acquisition.  Goodwill is tested annually for impairment.

Intangible assets related to the Bernstein Acquisition and purchases of AllianceBernstein Units include values assigned to contracts of businesses acquired.  These intangible assets continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

The insurance distribution network intangible assets related to the MONY Acquisition are amortized on a straight-line basis with an estimated useful life of 10-20 years.

Other Accounting Policies

Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software that ranges between one and nine years.

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

Discontinued operations include real estate held-for-sale.

Real estate investments meeting the following criteria are classified as real estate held-for-sale:
•	Management having the authority to approve the action commits the organization to a plan to sell the property.
•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for the sale of such assets.
•	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.
•	The sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year.
•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real estate held-for-sale is stated at depreciated cost less valuation allowances.  Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs.  Depreciation is discontinued on real estate held-for-sale.

Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2007 were not significant.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides additional information relating to fixed maturities and equity securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In Millions)

December 31, 2007
Fixed Maturities:
Available for Sale:
Corporate	$29,782.7	$676.6	$724.1	$29,735.2
Mortgage-backed	1,382.2	4.7	16.8	1,370.1
U.S. Treasury, government
and agency securities	1,862.6	85.6	1.1	1,947.1
States and political
subdivisions	181.1	17.3	.6	197.8
Foreign governments	306.9	44.1	-	351.0
Redeemable preferred stock	2,155.1	51.7	144.3	2,062.5
Total Available for Sale	$35,670.6	$880.0	$886.9	$35,663.7

Equity Securities:
Available for sale	$49.1	$1.6	$8.6	$42.1
Trading securities	482.2	8.7	23.8	467.1
Total Equity Securities	$531.3	$10.3	$32.4	$509.2

December 31, 2006
Fixed Maturities:
Available for Sale:
Corporate	$30,561.1	$728.8	$388.4	$30,901.5
Mortgage-backed	2,187.7	2.8	41.6	2,148.9
U.S. Treasury, government
and agency securities	2,034.1	38.9	15.5	2,057.5
States and political
subdivisions	181.5	17.8	1.0	198.3
Foreign governments	294.5	38.5	1.0	332.0
Redeemable preferred stock	2,305.2	81.2	32.8	2,353.6
Total Available for Sale	$37,564.1	$908.0	$480.3	$37,991.8

Equity Securities:
Available for sale	$119.6	$5.5	$.8	$124.3
Trading securities	408.0	35.4	9.9	433.5
Total Equity Securities	$527.6	$40.9	$10.7	$557.8

At December 31, 2007 and 2006, respectively, AXA Financial had trading fixed maturities with an amortized cost of $105.3 million and $30.5 million and carrying values of $106.2 million and $31.6 million.  Gross unrealized gains on trading fixed maturities were $0.1 million and $0.5 million for 2007 and 2006, respectively.

AXA Financial Group determines the fair value of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.  These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities.  More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.

The contractual maturity of bonds at December 31, 2007 is shown below:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Millions)

Due in one year or less	$1,269.2	$1,273.5
Due in years two through five	9,304.2	9,592.7
Due in years six through ten	12,943.8	12,816.2
Due after ten years	8,616.1	8,548.7
Subtotal	32,133.3	32,231.1
Mortgage-backed securities	1,382.2	1,370.1
Total	$33,515.5	$33,601.2

Bonds not due at a single maturity date have been included in the above table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AXA Financial Group’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio.  This review process includes a quarterly review of certain assets by the Insurance Group’s Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired.  Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis.  If this ability is deemed to be other than temporarily impaired, then the appropriate provisions are taken.

The following table discloses the 1,967 issues of fixed maturities that have been in a continuous unrealized loss position for less than a twelve-month period and greater than a twelve month period as of December 31, 2007:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$6,526.5	$394.8	$6,854.3	$329.3	$13,380.8	$724.1
Mortgage-backed	30.0	.1	1,072.8	16.7	1,102.8	16.8
U.S. Treasury,
government and
agency securities	133.2	.3	147.4	.8	280.6	1.1
States and political
subdivisions	-	-	24.7	.6	24.7	.6
Foreign governments	12.1	-	5.0	-	17.1	-
Redeemable
preferred stock	622.6	66.4	778.0	77.9	1,400.6	144.3

Total Temporarily
Impaired Securities	$7,324.4	$461.6	$8,882.2	$425.3	$16,206.6	$886.9
The Insurance Group’s fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds.  These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2007, approximately $847.9 million, or 2.4%, of the $35,670.6 million aggregate amortized cost of fixed maturities held by AXA Financial Group was considered to be other than investment grade.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes Residential Mortgage Backed Securities (“RMBS”) backed by subprime and Alt-A residential mortgages.  RMBS are securities whose cash flows are backed by the principal and interest payments from a set of residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages consist of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and /or inadequate documentation of the borrowers’ income.  At December 31, 2007, the Insurance Group owned $102.2 million in RMBS backed by subprime residential mortgage loans, approximately 87% rated AAA, and $50.2 million in RMBS backed by Alt-A residential mortgage loans, approximately 96% rated AAA.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2007, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $0.2 million.

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified.  The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $2.7 million and $69.2 million at December 31, 2007 and 2006, respectively.  Gross interest income on these loans included in net investment income totaled $4.2 million, $4.4 million and $5.4 million in 2007, 2006 and 2005, respectively.  Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $3.6 million, $5.1 million and $6.4 million in 2007, 2006 and 2005, respectively.

Impaired mortgage loans along with the related investment valuation allowances follow:

	December 31,
	2007	2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$11.4	$91.0
Impaired mortgage loans without investment valuation allowances	2.7	7.1
Recorded investment in impaired mortgage loans	14.1	98.1
Investment valuation allowances	(1.4)	(13.0)
Net Impaired Mortgage Loans	$12.7	$85.1

During 2007, 2006 and 2005, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $53.1 million, $99.4 million and $115.4 million.  Interest income recognized on these impaired mortgage loans totaled $4.7 million, $6.3 million and $10.9 million for 2007, 2006 and 2005, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At December 31, 2007 and 2006, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $10.0 million and $68.6 million.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.  For 2005, real estate of $1.4 million was acquired in satisfaction of debt; none was acquired in either 2007 or 2006.  At December 31, 2007 and 2006, AXA Financial Group owned $113.0 million and $217.6 million, respectively, of real estate acquired in satisfaction of debt.

Accumulated depreciation on real estate was $179.7 million and $169.1 million at December 31, 2007 and 2006, respectively.  Depreciation expense on real estate totaled $14.6 million, $18.6 million and $20.3 million for 2007, 2006 and 2005, respectively.

Valuation Allowances for Mortgage Loans and Equity Real Estate

Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

	2007	2006	2005
	(In Millions)

Balances, beginning of year	$22.6	$13.4	$11.8
Additions charged to income	20.9	10.1	5.2
Deductions for writedowns and
asset dispositions	(42.1)	(.9)	(3.6)
Balances, End of Year	$1.4	$22.6	$13.4

Balances, end of year comprise:
Mortgage loans on real estate	$1.4	$12.9	$13.4
Equity real estate	-	9.7	-
Total	$1.4	$22.6	$13.4

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,768.5 million and $1,419.6 million, respectively, at December 31, 2007 and 2006.  Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $59.7 million and $70.9 million, respectively, at December 31, 2007 and 2006.  AXA Financial Group’s total equity in net earnings for these real estate joint ventures and limited partnership interests was $258.4 million, $185.8 million and $187.9 million, respectively, for 2007, 2006 and 2005.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial Group has an investment of $10.0 million or greater and an equity interest of 10% or greater (5 and 7 individual ventures at December 31, 2007 and 2006, respectively) and AXA Financial Group’s carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

	December 31,
	2007	2006
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$462.6	$421.7
Investments in securities, generally at estimated fair value	544.3	294.8
Cash and cash equivalents	3.3	10.6
Other assets	1.6	24.4
Total Assets	$1,011.8	$751.5

Borrowed funds - third party	$273.1	$278.1
Other liabilities	316.0	115.7
Total liabilities	589.1	393.8

Partners’ capital	422.7	357.7
Total Liabilities and Partners’ Capital	$1,011.8	$751.5

AXA Financial Group’s Carrying Value in
These Entities Included Above	$115.3	$100.1

	2007	2006	2005
	(In Millions)

STATEMENTS OF EARNINGS
Revenues of real estate joint ventures	$78.7	$88.5	$98.2
Net revenues of other limited partnership interests	45.5	16.7	6.3
Interest expense - third party	(18.2)	(18.5)	(18.2)
Other expenses	(67.4)	(62.8)	(62.2)
Net Earnings	$38.6	$23.9	$24.1

AXA Financial Group’s Equity in Net Earnings of
These Entities Included Above	$24.3	$16.4	$11.6

Derivatives

At December 31, 2007, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $189.9 million.  At December 31, 2007, AXA Financial Group had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having initial margin requirements of $12.3 million.  At that same date, AXA Financial Group had open exchange-trade future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $53.0 million.  All contracts are net cash settled daily.

The outstanding notional amounts of derivative financial instruments purchased and sold at December 31, 2007 and 2006 were:

	December 31,
	2007	2006
	(In Millions)

Notional Amount by Derivative Type:
Options:
Floors	$27,000	$32,000
Exchange traded U.S. Treasuries and equity index futures	6,241	3,536
Interest rate swaps	1,013	2,360
Total	$34,254	$37,896

At December 31, 2007 and 2006 and during the years then ended, no significant financial instruments contained implicit or explicit terms that met the definition of an embedded derivative component that needed to be separated from the host contract and accounted for as a derivative under the provisions of SFAS No. 133.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Financial Advisory/Insurance – MONY Acquisition

Goodwill related to the MONY Acquisition, none of which is expected to be deductible for tax purposes, totaled $391.1 million and $414.6 million at December 31, 2007 and 2006, respectively.

The following presents a summary of other intangible assets, including VOBA, as of December 31, 2007 and 2006 related to the MONY Acquisition:

Intangible Assets Subject to Amortization

	Gross
	Carrying	Accumulated
	Amount	Amortization		Net
	(In Millions)
December 31, 2007
VOBA	$868.8		$(258.6)	$610.2
Insurance distribution network (1)	26.0		(8.0)	18.0
Total	$894.8		$(266.6)	$628.2

December 31, 2006
VOBA	$868.8	$(179.3	) (2)	$689.5
Insurance distribution network	64.0		(12.1)	51.9
Total	$932.8		$(191.4)	$741.4

(1)  Excludes USFL’s intangible assets that were written off in 2007.

(2)  Includes reactivity to unrealized investment gains/losses reflected in other comprehensive income.

For 2007, 2006 and 2005, total amortization expense related to these intangible assets was $91.0 million, $101.3 million and $66.7 million, respectively.  Intangible assets amortization expense is estimated to range from $55.6 million in 2008 to $28.8 million in 2012.

Investment Management

The carrying value of goodwill related to AllianceBernstein totaled $4.4 billion and $4.0 billion at December 31, 2007 and 2006, respectively.

The gross carrying amount of AllianceBernstein related intangible assets were $843.3 million and $642.7 million at December 31, 2007 and 2006, respectively and the accumulated amortization of these intangible assets were $277.2 million and $254.1 million at December 31, 2007 and 2006, respectively.  Amortization expense related to the AllianceBernstein intangible assets totaled $35.0 million, $27.6 million and $27.6 million for 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, respectively, net deferred sales commissions totaled $183.6 million and $194.9 million and are included within the Investment Management Segment’s Other assets.  The estimated amortization expense of deferred sales commissions, based on the December 31, 2007 net asset balance for each of the next five years is $35.6 million, $29.9 million, $24.9 million, $20.2 million and $16.7 million.

5)	FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The carrying values and estimated fair values for financial instruments not otherwise disclosed in Notes 3, 6, 10 and 16 of Notes to Consolidated Financial Statements are presented below:

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Millions)

AXA Financial Group:
Mortgage loans on real estate	$5,210.4	$5,237.0	$4,664.6	$4,703.1
Other limited partnership interests	1,768.5	1,768.5	1,405.8	1,405.8
Policyholders liabilities:
Investment contracts	4,516.5	4,608.6	5,476.4	5,573.3
Long-term debt	1,349.3	1,445.8	1,607.0	1,713.6

Closed Blocks:
Mortgage loans on real estate	$1,909.7	$1,907.7	$1,501.8	$1,511.8
Other equity investments	3.6	3.6	2.2	2.2
SCNILC liability	9.2	9.2	10.4	10.3

Wind-up Annuities:
Mortgage loans on real estate	$2.2	$2.3	$2.9	$3.0
Other equity investments	1.6	1.6	2.3	2.3
Guaranteed interest contracts	5.5	5.8	5.8	6.0

6)	CLOSED BLOCKS

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	December 31,
	2007	2006
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,657.3	$8,759.5
Policyholder dividend obligation	-	3.2
Other liabilities	115.2	29.1
Total Closed Block liabilities	8,772.5	8,791.8

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,816.6 and $5,967.6)	5,825.6	6,019.4
Mortgage loans on real estate	1,099.3	809.4
Policy loans	1,197.5	1,233.1
Cash and other invested assets	4.7	6.8
Other assets	240.1	286.2
Total assets designated to the Closed Block	8,367.2	8,354.9

Excess of Closed Block liabilities over assets designated to
the Closed Block	405.3	436.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred income tax
expense of $3.2 and $17.0 and policyholder dividend
obligation of $0 and $3.2	5.9	31.6

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$411.2	$468.5

AXA Equitable Closed Block revenues and expenses follow:

	2007	2006	2005
	(In Millions)
REVENUES:
Premiums and other income	$409.6	$428.1	$449.3
Investment income (net of investment
expenses of $.2, $.1, and $0)	501.8	520.2	525.9
Investment gains, net	7.9	1.7	1.2
Total revenues	919.3	950.0	976.4

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	828.2	852.2	842.5
Other operating costs and expenses	2.7	3.0	3.4
Total benefits and other deductions	830.9	855.2	845.9

Net revenues before income taxes	88.4	94.8	130.5
Income tax expense	(31.0)	(31.1)	(45.6)
Net Revenues	$57.4	$63.7	$84.9

Reconciliation of the policyholder dividend obligation follows:
	December 31,
	2007	2006
	(In Millions)

Balance, beginning of year	$3.2	$73.7
Increase in unrealized investment losses	(3.2)	(70.5)
Balance, End of Year	$-	$3.2

There were no impaired mortgage loans at December 31, 2007.  Impaired mortgage loans along with the related investment valuation allowances at December 31, 2006 follow:

December 31,
2006
(In Millions)

Impaired mortgage loans with investment valuation allowances	$17.8
Impaired mortgage loans without investment valuation allowances	.1
Recorded investment in impaired mortgage loans	17.9
Investment valuation allowances	(7.3)
Net Impaired Mortgage Loans	$10.6

During 2007, 2006 and 2005, AXA Equitable’s Closed Block’s average recorded investment in impaired mortgage loans was $36.3 million, $59.9 million and $61.4 million, respectively.  Interest income recognized on these impaired mortgage loans totaled $3.9 million, $3.3 million and $4.1 million for 2007, 2006 and 2005, respectively.

Valuation allowances amounted to $7.3 million on mortgage loans on real estate at December 31, 2006; there were no valuation allowances on mortgage loans at December 31, 2007.  Writedowns of fixed maturities amounted to $3.0 million, $1.4 million and $7.7 million for 2007, 2006 and 2005, respectively.

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	December 31,
	2007	2006
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,072.0	$7,202.8
Policyholder dividend obligation	129.4	109.6
Other liabilities	48.1	35.6
Total Closed Block liabilities	7,249.5	7,348.0

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $4,106.4 and $4,277.6)	4,082.5	4,237.2
Mortgage loans on real estate	810.3	692.4
Policy loans	951.3	977.9
Cash and other invested assets	152.6	54.7
Other assets	261.5	333.9
Total assets designated to the Closed Block	6,258.2	6,296.1

Excess of Closed Block liabilities over assets designated to
the Closed Block	991.3	1,051.9
Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of policyholder
dividend obligation of $23.9 and $40.3	-	-

Maximum Future Earnings To Be Recognized From
Closed Block Assets and Liabilities	$991.3	$1,051.9

MONY Life Closed Block revenues and expenses follow:

	2007	2006	2005
		(In Millions)

REVENUES:
Premiums and other income	$340.4	$363.0	$410.0
Investment income (net of investment
expenses of $6.5, $6.3, and $5.8)	344.9	342.0	340.9
Investment losses, net	(1.3)	(2.0)	(3.9)
Total revenues	684.0	703.0	747.0

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	587.1	604.5	644.8
Other operating costs and expenses	3.8	4.0	4.5
Total benefits and other deductions	590.9	608.5	649.3

Net revenues before income taxes	93.1	94.5	97.7
Income tax expense	(32.5)	(33.0)	(34.2)
Net Revenues	$60.6	$61.5	$63.5

Reconciliation of the MONY Life policyholder dividend obligation follows:

	2007	2006
	(In Millions)

Balance, beginning of year	$109.6	$142.5
Applicable to net revenues	3.4	6.2
Decrease (increase) in unrealized investment losses	16.4	(39.1)
Balance, End of Year	$129.4	$109.6

There were no impaired mortgage loans at December 31, 2007.  Impaired mortgage loans along with the related investment valuation allowances at December 31, 2006 follow:

December 31,
2006
(In Millions)

Impaired mortgage loans with investment valuation allowances	$-
Impaired mortgage loans without investment valuation allowances	.2
Recorded investment in impaired mortgage loans	.2
Investment valuation allowances	-
Net Impaired Mortgage Loans	$.2

During 2007, 2006 and 2005, MONY Life’s Closed Block’s average recorded investment in impaired mortgage loans was $0.1 million, $0.6 million and $1.1 million, respectively.  Interest income recognized on these impaired mortgage loans totaled $0.1 million for 2005; no interest income was recognized on impaired mortgage loans in 2007 and 2006.

There were no valuation allowances on mortgage loans on real estate at December 31, 2007 and 2006.  Writedowns of fixed maturities amounted to $5.1 million, $4.7 million and $2.5 million for 2007, 2006 and 2005, respectively.

7)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits follow:

	December 31,
	2007	2006
	(In Millions)

Balance, beginning of year	$650.7	$555.0
Contractholder bonus interest credits deferred	174.7	155.4
Amortization charged to income	(71.2)	(59.7)
Balance, End of Year	$754.2	$650.7

8)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)   Variable Annuity Contracts – GMDB and GMIB

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2005	$68.5	$117.7	$186.2
Paid guarantee benefits	(42.7)	(2.2)	(44.9)
Other changes in reserve	90.0	58.3	148.3
Balance at December 31, 2005	115.8	173.8	289.6
Paid guarantee benefits	(34.1)	(3.3)	(37.4)
Other changes in reserve	82.7	58.1	140.8
Balance at December 31, 2006	164.4	228.6	393.0
Paid guarantee benefits	(32.2)	(2.7)	(34.9)
Other changes in reserve	122.2	84.4	206.6
Balance at December 31, 2007	$254.4	$310.3	$564.7

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2005	$9.3
Paid guarantee benefits ceded	(12.2)
Other changes in reserve	25.8
Balance at December 31, 2005	22.9
Paid guarantee benefits ceded	(9.2)
Other changes in reserve	10.4
Balance at December 31, 2006	24.1
Paid guarantee benefits	(7.8)
Other changes in reserve	12.4
Balance at December 31, 2007	$28.7

The December 31, 2007 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
		(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$10,735	$648	$310	$775	$12,468
Separate Accounts	$29,673	$9,898	$7,279	$31,243	$78,093
Net amount at risk, gross	$242	$309	$1,404	$561	$2,516
Net amount at risk, net of
amounts reinsured	$242	$255	$853	$557	$1,907
Average attained age of
contractholders	49.6	61.7	65.3	61.6	53.2
Percentage of contractholders
over age 70	7.6%	22.1%	37.1%	21.6%	12.4%
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$98	$989	$1,087
Separate Accounts	N/A	N/A	$4,806	$41,712	$46,518
Net amount at risk, gross	N/A	N/A	$274	$-	$274
Net amount at risk, net of
amounts reinsured	N/A	N/A	$71	$-	$71
Weighted average years
remaining until
annuitization	N/A	N/A	2.1	8.1	7.3
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$50,567	$45,083
Fixed income	4,693	4,824
Balanced	20,590	14,927
Other	2,243	2,221
Total	$78,093	$67,055

GMIB:
Equity	$27,966	$22,966
Fixed income	2,711	2,756
Balanced	14,816	10,442
Other	1,025	995
Total	$46,518	$37,159

C)   Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB  feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes a combination of exchange-traded futures contracts and interest rate swap and floor contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.   At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At December 31, 2007, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $55,746 million and $744 million, respectively, with the GMDB feature and $35,220 million and zero, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2005	$21.0	$-	$21.0
Other changes in reserves	14.0	-	14.0
Balance at December 31, 2005	35.0	-	35.0
Other changes in reserves	31.8	-	31.8
Balance at December 31, 2006	66.8	-	66.8
Other changes in reserves	68.1	-	68.1
Balance at December 31, 2007	$134.9	$-	$134.9

9)	REINSURANCE AGREEMENTS

The Insurance Group assumes and cedes reinsurance with other insurance companies.  The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  Ceded reinsurance does not relieve the originating insurer of liability.

The Insurance Group reinsures most of its new variable life, universal life and term life policies on an excess of retention basis.  The Insurance Group maintains a maximum retention on each single-life policy of $25 million and on each second-to-die policy of $30 million, again with any excess being 100% reinsured.  Through April 2007, for certain segments of its business, the Insurance Group had ceded a proportional share of its mortality risk, as follows: 40% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis.  In addition, for business underwritten by USFL, amounts in excess of its retention were ceded on a yearly renewable term basis; in 2006, the maximum retention amounts were $2.5 million for single-life policies and $3.0 million for second-to-die policies.  The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.  Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

At December 31, 2007, AXA Financial Group had reinsured in the aggregate approximately 24.2% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 74.1% of its current liability exposure resulting from the GMIB feature.  See Note 8 of Notes to Consolidated Financial Statements.

Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2007 and 2006 were $124.7 million and $117.8 million, respectively.  The increase (decrease) in estimated fair value was $6.9 million, $(14.9) million and $42.7 million for 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, respectively, reinsurance recoverables related to insurance contracts amounted to $3.44 billion and $3.33 billion of which $2.59 billion and $2.54 billion related to two specific reinsurers.  Reinsurance payables related to insurance contracts totaling $35.5 million and $31.0 million are included in other liabilities in the consolidated balance sheets at December 31, 2007 and 2006, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer.  Insurance liabilities ceded totaled $239.6 million and $262.6 million at December 31, 2007 and 2006, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers.  Reinsurance assumed reserves at December 31, 2007 and 2006 were $644.2 million and $644.3 million, respectively.

The following table summarizes the effect of reinsurance (excluding group life and health):

	2007	2006	2005
	(In Millions)

Direct premiums	$1,631.1	$1,665.2	$1,761.2
Reinsurance assumed	198.7	197.2	171.7
Reinsurance ceded	(268.2)	(280.8)	(284.1)
Premiums	$1,561.6	$1,581.6	$1,648.8

Universal Life and Investment-type Product
Policy Fee Income Ceded	$200.9	$145.4	$169.3
Policyholders’ Benefits Ceded	$544.0	$521.9	$434.2
Interest Credited to Policyholders’ Account
Balances Ceded	$56.1	$53.8	$50.9

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $94.9 million and $93.6 million at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, respectively, $1,409.3 million and $1,407.1 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group.  Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2007	2006	2005
	(In Millions)

Incurred benefits related to current year	$33.0	$36.0	$35.7
Incurred benefits related to prior years	13.4	9.9	50.4
Total Incurred Benefits	$46.4	$45.9	$86.1

Benefits paid related to current year	$12.0	$14.2	$14.9
Benefits paid related to prior years	33.0	30.1	44.9
Total Benefits Paid	$45.0	$44.3	$59.8

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2007	2006
	(In Millions)

Short-term debt:
Promissory note (with interest rates of 5.16% and 5.27%)	$248.3	$248.3
Current portion of long-term debt	250.0	-
AllianceBernstein commercial paper	533.9	334.9
Total short-term debt	1,032.2	583.2

Long-term debt:
AXA Financial:
Senior Notes, 7.75%, due through 2010	479.0	478.5
Senior Notes, 6.5%, due 2008	-	250.0
Senior Debentures, 7.0%, due 2028	348.2	348.1
Senior Notes, 8.35%, due 2010	320.4	328.7
Total AXA Financial	1,147.6	1,405.3

MONY Life:
Surplus Notes, 11.25%, due 2024	1.9	1.9
Total MONY Life	1.9	1.9

AXA Equitable:
Surplus Notes, 7.70%, due 2015	199.8	199.8
Total AXA Equitable	199.8	199.8

Total long-term debt	1,349.3	1,607.0

Total Short-term and Long-term Debt	$2,381.5	$2,190.2
Short-term Debt

AXA and certain of its subsidiaries, including AXA Financial Group, have a €3.5 billion global revolving credit facility and a $1.00 billion letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial Group for general corporate purposes, while the letter of credit facility makes up to $850.0 million available to AXA Bermuda.

AXA Equitable has a $350.0 million, one-year promissory note, of which $101.7 million is included within Wind-up Annuities.  The promissory note, which matures in March 2008, is related to wholly owned real estate.  Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually.  At December 31, 2007 and 2006, AXA Equitable had pledged real estate of $322.0 million and $326.0 million, respectively, as collateral for the promissory note.

In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders.  In November 2007, AllianceBernstein increased the revolving credit facility by $200 million.  The revolving credit facility is intended to provide back-up liquidity for AllianceBernstein’s commercial paper program, which increased from $425.0 million to $800.0 million in May 2006.  Under the revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate.  The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  AllianceBernstein was in compliance with the covenants as of December 31, 2007.

As of December 31, 2007, AllianceBernstein maintained a $100.0 million extendible commercial notes (“ECN”) program as a supplement to commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million.  During 2007, SCB LLC increased three of the agreements to $200.0 million each and entered into an additional agreement for $100.0 million with a new bank.  As of December 31, 2007, no amounts were outstanding under these credit facilities.

Long-term Debt

At December 31, 2007, AXA Financial Group was not in breach of any debt covenants.

In April 2002, MONY Holdings, LLC, which was merged with and into AXA Equitable Financial Services, LLC in November 2007, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) through a structured financing tied to the performance of MONY Life’s Closed Block.  Maturing on January 21, 2017, the Insured Notes were to pay interest only through January 21, 2008, at which time principal payments would begin based on an amortization schedule.  Interest was payable quarterly at an annual rate equal to three month LIBOR plus 55 BPs.  Concurrent with the issuance of the Insured Notes, MONY Holdings, LLC entered into an interest rate swap contract, fixing the interest rate at 6.44%.  When the 75 BPs for the cost of insurance to guarantee the scheduled principal and interest payments and the debt issuance costs are added, the annual cost of the Insured Notes was 7.36%.  On April 21, 2006, AXA Financial prepaid the $300.0 million Insured Notes for $319.3 million, which included principal, accrued interest, bond call premium and swap settlement payments using funds borrowed from AXA and available cash.

11)	RELATED PARTY TRANSACTIONS

In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA.  This investment both matured and was repaid on June 15, 2007 and had an interest rate of 5.89%.

In July 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively.  The $1.28 billion in proceeds from these borrowings were used to fund the MONY Acquisition.  The Subordinated Notes have a maturity date of July 15, 2019 and a floating interest rate, which resets semiannually on July 15 and January 15.  Concurrently, AXA Financial entered into an interest rate swap with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years.  Including the impact of the swap, the 2007, 2006 and 2005 interest cost related to the Subordinated Notes totaled approximately $68.6 million, $65.3 million and $65.4 million, respectively.

In December 2004, AXA Financial issued Subordinated Notes to AXA in the amount of $200.0 million.  The proceeds from this borrowing were used to fund the acquisition of additional AllianceBernstein Units.  The Subordinated Notes matured on June 20, 2006.  During 2006, AXA Financial repaid the Subordinated Notes.

The $319.3 million prepayment of the Insured Notes described in Note 10 was funded with $260.0 million borrowed from AXA and available cash.  The AXA borrowing matures in April 2011 and has a floating rate of interest that resets semi-annually.  During 2006, AXA Financial repaid the $260.0 million borrowing.

In December 2005, AXA Financial issued a note to AXA in the amount of $100.0 million with an interest rate of 5.23% and matured on June 13, 2006.  The proceeds from this borrowing were used to pay for the exercise of the call options on AXA ADRs to fund employee stock benefit plans.  During 2006, AXA Financial repaid the $100.0 million note.

On February 23, 2007, AXA Financial Group acquired 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million, increasing its total economic interest in AllianceBernstein to 63.3%.  To fund this purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007, which was repaid in 2007.  The note had an interest rate of LIBOR plus 15 basis points that reset every two months (5.23% when repaid).

Since June 20, 2007, AXA Financial has held a 90-day note issued by AXA America Holdings, Inc., a wholly-owned subsidiary of AXA, with an interest rate of LIBOR plus 20 basis points, renewable at maturity with the same terms.  When renewed on December 20, 2007, borrowings totaled $4.0 million with an interest rate of 5.13%.

In September 2007, AXA issued $700.0 million in 5.40% senior unsecured notes to AXA Financial Group.  These notes pay interest semi-annually and mature on September 30, 2012.

In November 2007, AXA Financial issued a $150.0 million short-term note that matures on November 1, 2008 to AXA.  The note has an interest rate of LIBOR plus 10 basis points that resets after six months.  On December 21, 2007, AXA Financial repaid $85.0 million of this borrowing.

Various AXA affiliates cede a portion of their life and health insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable on a one-year term basis.  Premiums earned in 2007 and 2006 under this arrangement totaled approximately $1.8 million and $1.1 million, respectively.

AXA Financial, AXA Equitable, MONY Life and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements.  AXA Financial Group incurred expenses under such agreements of approximately $144.8 million, $128.7 million and $120.8 million in 2007, 2006 and 2005, respectively.  Expense reimbursements by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $58.4 million, $53.8 million and $55.9 million in 2007, 2006 and 2005, respectively.  The net receivable related to these contracts was approximately $25.3 million and $25.8 million at December 31, 2007 and 2006, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein.  These revenues are described below:

	2007	2006	2005
	(In Millions)

Investment advisory and services fees	$1,025.4	$840.5	$728.5
Distribution revenues	473.4	421.0	397.8
Other revenues - shareholder servicing fees	103.6	97.2	99.3
Other revenues - other	6.5	6.9	8.0
Institutional research services	1.6	1.9	3.9

12)	EMPLOYEE BENEFIT PLANS

AXA Financial Group (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.  These pension plans are non-contributory and their benefits are based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans.  AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000.  AllianceBernstein’s benefits are based on years of credited service and average final base salary.  AXA Financial Group uses a December 31 measurement date for its pension and postretirement plans.

Generally, AXA Financial Group’s funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 (“ERISA”).  AXA Financial Group made cash contributions of $4.9 million in 2007.  No significant cash contributions to AXA Financial Group’s qualified plans are expected to be required to satisfy their minimum funding requirements for 2008.

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans including MONY’s qualified and non-qualified plans since its date of the MONY Acquisition were as follows:

	2007	2006	2005
	(In Millions)

Service cost	$58.0	$57.0	$54.9
Interest cost on projected benefit obligations	185.8	174.4	178.1
Expected return on assets	(225.4)	(217.3)	(207.1)
Net amortization and deferrals	75.1	100.3	97.3
Net Periodic Pension Expense	$93.5	$114.4	$123.2

The plans’ projected benefit obligations under AXA Financial Group’s qualified and non-qualified plans were comprised of:

	December 31,
	2007	2006
	(In Millions)

Benefit obligations, beginning of year	$3,274.6	$3,407.4
Service cost	50.0	50.0
Interest cost	185.8	174.4
Actuarial losses (gains)	(81.4)	(131.6)
Benefits paid	(241.2)	(225.6)
Plan amendments	(4.2)	-
Benefit Obligations, End of Year	$3,183.6	$3,274.6

At December 31, 2006, AXA Financial Group adopted SFAS No. 158, requiring recognition, in the consolidated balance sheet, of the funded status of its defined benefit pension plans, measured as the difference between plan assets at fair value and the projected benefit obligations.  The following table discloses the change in plan assets and the funded status of AXA Financial Group’s qualified and non-qualified pension plans:

	December 31,
	2007	2006
	(In Millions)

Plan assets at fair value, beginning of year	$2,811.5	$2,671.1
Actual return on plan assets	216.6	339.8
Contributions	4.9	4.4
Benefits paid and fees	(215.2)	(203.8)
Plan assets at fair value, end of year	2,817.8	2,811.5
Projected benefit obligations	3,183.6	3,274.6
Underfunding of Plan Assets Over Projected Benefit Obligations	$(365.8)	$(463.1)

Amounts recognized in the accompanying balance sheets to reflect the funded status of these plans were prepaid and accrued pension costs of $218.8 million and $584.6 million, respectively, at December 31, 2007 and $135.6 million and $598.7 million, respectively, at December 31, 2006.  The aggregate projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $642.4 million and $57.8 million, respectively, at December 31, 2007, and $653.1 million and $54.4 million, respectively, at December 31, 2006.  The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $580.4 million and $57.8 million, respectively, at December 31, 2007, and $572.5 million and $54.4 million, respectively, at December 31, 2006.  The accumulated benefit obligations for all defined benefit pension plans were $3,013.1 million and $3,089.2 million at December 31, 2007 and 2006, respectively.

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2007 and 2006 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2007	2006
	(In Millions)

Unrecognized net actuarial loss	$710.4	$853.2
Unrecognized prior service cost (credit)	(5.7)	(2.3)
Unrecognized net transition obligation (asset)	(.8)	(.8)
Total	$703.9	$850.1

The estimated net actuarial loss, prior service credit, and net transition asset expected to be reclassified from accumulated other comprehensive income and recognized as components of net periodic pension cost over the next year are $50.3 million, $1.0 million and $0.1 million, respectively.  The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets for the qualified plans of AXA Financial Group at December 31, 2007 and 2006.

	December 31,
	2007		2006
	Estimated Fair Value	%	Estimated Fair Value	%
	(Dollars In Millions)

Corporate and government debt securities	$456.7	16.2	$469.4	16.7
Equity securities	2,075.3	73.6	2,084.9	74.2
Equity real estate	277.7	9.9	245.5	8.7
Short-term investments	8.1	.3	11.7	.4
Total Plan Assets	$2,817.8	100.0	$2,811.5	100.0

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

The assumed discount rates for measurement of the benefit obligations at December 31, 2007 and 2006 each reflect the rates at which pension benefits then could be effectively settled.  Specifically at December 31, 2007, projected nominal cash outflows to fund expected annual benefits payments under AXA Financial’s and MONY’s qualified and non-qualified pension and postretirement benefit plans were discounted using a published high-quality bond yield curve.  The discount rate of 6.25% disclosed below as having been used to measure the benefits obligation at December 31, 2007 represents the level equivalent discount rate that produces the same present value measure of the benefits obligation as the aforementioned discounted cash flow analysis.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2007 and 2006.

	AXA Financial Group
	2007	2006
Discount rate:
Benefit obligation	6.25%	5.75%
Periodic cost	5.75%	5.25%

Rate of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rate of return on plan assets (periodic cost)	8.50%	8.50%

As noted above, the qualified pension plans’ target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate.  Management reviewed the historical investment returns and future expectation for returns from these asset classes to conclude that a long-term expected rate of return of 8.5% is reasonable.

Prior to 1987, the qualified plan of AXA Equitable funded participants’ benefits through the purchase of non-participating annuity contracts from AXA Equitable.  Benefit payments under these contracts were approximately $18.9 million, $20.3 million and $21.7 million for 2007, 2006 and 2005, respectively.

In addition to the pension plans described above, the AXA Financial Group maintains a number of qualified defined contribution plans, including the 401(k) Plan.  Certain financial professionals of AXA Advisors who were formerly financial professionals of MONY Life participate in a qualified money purchase pension plan and non-qualified excess defined contribution plans.  The aggregate cost recognized for these plans in the consolidated financial statements of AXA Financial Group for the years 2007 and 2006 amounted to $25.0 million and $33.5 million, respectively.

AXA Financial Group provides certain medical and life insurance benefits (collectively, “postretirement benefits”) for qualifying employees, managers and agents retiring from AXA Financial Group based on years of service and age.  The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others.  AXA Financial Group continues to fund the postretirement benefits costs for these plans on a pay-as-you-go basis.  For 2007, 2006 and 2005, postretirement benefits payments were made in the amounts of $51.0 million, $53.1 million and $48.1 million, respectively, net of employee contributions.

Components of AXA Financial Group’s net postretirement benefits costs follow:

	2007	2006	2005
	(In Millions)

Service costs	$2.7	$6.4	$7.1
Interest cost on accumulated postretirement
benefits obligation	35.3	35.5	37.3
Net amortization and deferrals	6.5	9.3	3.3
Curtailment gain	-	(45.4)	-
Plan recalculation adjustment (1)	-	-	28.5
Other	-	(5.4)	-
Net Periodic Postretirement Benefits Costs	$44.5	$.4	$76.2

(1)	Included an adjustment in third quarter 2005 of the survivor income benefits liability related to prior periods.

On March 16, 2006, AXA Financial announced that effective December 31, 2006 active participants will no longer earn additional age and/or service credits toward the cost sharing rules for retiree health coverage.  New hires on or after March 16, 2006 will not be eligible for any company subsidy towards retiree health coverage.  As a result, AXA Financial recognized a one-time curtailment gain of $45.4 million in first quarter 2006 and a reduction in the aggregate accumulated postretirement benefit obligation of its retiree medical plans of approximately $15.4 million.  This reduction resulted from remeasurement of the benefit obligations coincident with the announcement of the changes in benefit entitlements and is accounted for prospectively as prior service cost in a manner similar to a plan amendment.  In second quarter 2006, AXA Financial recognized a $12.9 million reduction in the net liability for retiree life insurance for claim payments not previously reflected.  There was no change in the projected benefit obligation.

The following table sets forth the changes in the accumulated benefits obligation of AXA Financial Group’s postretirement plans that is recognized in the accompanying consolidated financial statements:

	December 31,
	2007	2006
	(In Millions)

Accumulated postretirement benefits obligation,
beginning of year	$650.5	$704.6
Service cost	2.7	6.4
Interest cost	35.3	35.5
Contributions and benefits paid	(46.5)	(48.9)
Medicare Part D Subsidy	(4.6)	(4.3)
Actuarial losses (gains)	(41.2)	(34.9)
Plan amendments	-	(15.4)
Plan recalculation adjustment (1)	-	7.5
Accumulated Postretirement Benefits Obligation, End of Year	$596.2	$650.5

(1)	Included an adjustment in 2006 of the postretirement liability related to prior periods.

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2007 and 2006 that have not yet been recognized as components of net periodic postretirement benefits cost.

	December 31,
	2007	2006
	(In Millions)

Unrecognized net actuarial loss	$102.5	$151.4
Unrecognized prior service credit	(11.4)	(12.6)
Total	$91.1	$138.8

The estimated net gain and negative prior service cost estimated to be reclassified from accumulated other comprehensive income and recognized as components of net periodic postretirement benefit cost over the next year are $4.5 million and $1.0 million, respectively.

The assumed discount rates for measuring the postretirement benefit obligations at December 31, 2007 and 2006 were determined in substantially the same manner as earlier described for measuring the pension benefit obligations.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s postretirement benefit obligations and related net periodic cost at and for the years ended December 31, 2007 and 2006.

	2007	2006

Discount rate:
Benefit obligation	6.25%	5.75%
Periodic cost	5.75%	5.25%

In 1993 and 1992, AXA Financial and MONY, respectively, announced a limit on the amount that would be contributed toward retiree healthcare.  AXA Financial’s contribution limit was reached in 2003, and MONY’s limit was reached in 2002.  Thus, for 2004, no healthcare cost trend was assumed since it had no material effect on the liability or expense of the postretirement healthcare plans.  In 2005 and 2006, the postretirement healthcare plans of AXA Financial and MONY reflected an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.  Since the subsidy is used to offset the plans’ obligations, an increase in the healthcare cost trend rate results in a decrease in the liability and the corresponding expense.  For AXA Financial, if the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2007 would be decreased by 1.5% and the sum of the service cost and interest cost would be a decrease of 1.4%.  For MONY, if the healthcare cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2007 would be decreased by 0.7% and a decrease of 0.6% on the sum of the service cost and interest cost.

AXA Financial Group sponsors a post-employment health and life insurance continuation plan for disabled former employees.  The accrued liabilities for these post-employment benefits were $30.3 million and $20.1 million, respectively, at December 31, 2007 and 2006.  Components of net post-employment benefits cost follow:

	2007	2006	2005
	(In Millions)

Service cost	$4.5	$6.0	$5.8
Interest cost on projected benefit obligations	1.6	1.3	1.8
Plan recalculation adjustment (1)	-	(12.1)	-
Net actuarial gain	(9.2)	-	-
Net Periodic Post-employment Benefits Cost	$(3.1)	$(4.8)	$7.6

(1)	Included an adjustment in 2006 of the post-employment liability related to prior periods.

The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2008, and in the aggregate for the five years thereafter.  These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2007 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
	Pension Benefits	Life Insurance	Gross Estimated Payment	Estimated Medicare Part D Subsidy	Net Estimated Payment
		(In Millions)

2008	$240.8	$24.5	$34.2	$5.2	$29.0
2009	262.6	24.8	33.4	5.7	27.7
2010	256.6	25.0	32.5	6.1	26.4
2011	258.6	25.2	31.4	6.5	24.9
2012	264.4	25.3	30.0	7.0	23.0
Years 2013 - 2017	1,322.8	126.4	130.5	41.9	88.6

AllianceBernstein maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives.  The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made.  For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense.  ACMC, Inc. (“ACMC”), a subsidiary of AXA Financial Group, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements.  In connection with the acquisition of Bernstein, AllianceBernstein adopted the SCB Deferred Compensation Award Plan (“SCB Plan”) and agreed to invest $96.0 million per annum for three years to fund purchases of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) units or an AllianceBernstein sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them.  AXA Financial Group has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $289.1 million, $243.8 million and $186.2 million for 2007, 2006 and 2005, respectively.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS

For 2007 and 2006, respectively, AXA Financial Group recognized compensation costs for share-based payment arrangements of $139.7 million and $139.8 million before income taxes and minority interest.  Effective January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

AXA Financial Group recognized compensation costs of $46.1 million and $41.8 million for employee stock options for 2007 and 2006, respectively.  Prior to adopting SFAS No. 123 (R), AXA Financial Group had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation costs for these awards had been recognized in the consolidated statement of earnings in 2005.  On a pro-forma basis, net earnings as reported in 2005 would have been reduced by $23.4 million, net of income tax benefit, had compensation expense for employee stock option awards been measured and recognized by AXA Financial Group under the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation”.

On May 10, 2007, approximately 3.1 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 34.61 euros, of which approximately 2.3 million have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  The last tranche of awards exceeding 5,000 options, or approximately 0.5 million options in total, are subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance index measured between May 10, 2007 and May 10, 2011.  All of the options granted on May 10, 2007 have a ten-year contractual term.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures, of approximately $25.5 million, is charged to expense over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.

The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).  A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2007 follows:

	Options Outstanding
	AXA Ordinary Shares		AXA ADRs		AllianceBernstein Holding Units
	Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)		Weighted Average Exercise Price

Options outstanding at
January 1, 2007	7.4	€24.82	26.8	$23.03	4.8		$41.62
Options granted	3.1	€34.56	-	$-	3.7		$85.07
Options exercised	(.1)	€20.67	(7.4)	$24.12	(1.2)		$39.25
Options forfeited, net	(.1)	€23.42	(.4)	$22.54	-	(2)	$33.18
Options expired	-	-	-	-	-		-
Options Outstanding at
December 31, 2007	10.3	€27.77	19.0	$22.64	7.3		$64.20
Aggregate Intrinsic
Value (1)		€23.0		$323.3			$80.37
Weighted Average
Remaining
Contractual Term
(in years)	8.27		3.94		6.9
Options Exercisable at
December 31, 2007	3.3	€20.46	15.8	$22.53	3.5		$42.52
Aggregate Intrinsic
Value (1)		€23.0		$270.8			$115.4
Weighted Average
Remaining
Contractual Term
(in years)	7.26		3.36		3.5

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2007 of the respective underlying shares over the strike prices of the option awards.

(2)	Approximately 19,500 options on AllianceBernstein Holding units were forfeited in 2007.

Cash proceeds received from employee exercises of options to purchase AXA ADRs in 2007 was $178.4 million.  The intrinsic value related to employee exercises of options to purchase AXA ADRs during 2007, 2006 and 2005 were $141.4 million, $132.1 million and $68.3 million, respectively, resulting in amounts currently deductible for tax purposes of $48.0 million, $44.9 million and $22.9 million, respectively, for the periods then ended.   Under SFAS No. 123(R), windfall tax benefits resulted from employee stock option exercises during 2007 and 2006 were $34.3 million and $34.8 million, respectively.

At December 31, 2007, AXA Financial held 4.8 million AXA ADRs in treasury at a weighted average cost of approximately $24.33 per ADR, of which approximately 4.6 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately 0.2 million units was available for general corporate purposes, including funding other stock-based compensation programs.  These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options.  Remaining outstanding and unexercised at December 31, 2007 are call options to purchase 8.6 million AXA ADRs at strike prices ranging from $31.39 to $32.37, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised.  These call options expire on November 23, 2009.  During 2007, AXA Financial utilized approximately 4.4 million AXA ADRs from treasury to fund exercises of employee stock options.  Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of employee stock option awards granted on or after January 1, 2006, AXA Financial Group continues to apply the Black-Scholes-Merton formula and the same methodologies for developing the input assumptions as previously had been used to prepare the pro forma disclosures required by SFAS No. 123.  A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the May 10, 2007 award of options to purchase AXA ordinary shares.  Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2007, 2006 and 2005, respectively.  For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, AXA Financial Group elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual one-third of the options vesting on the second, third and fourth anniversaries of the grant date.

	AXA Ordinary Shares		AXA ADRs	AllianceBernstein Holding Units
	2007	2006	2005	2007	2006	2005

Dividend yield	4.10%	3.48%	3.01%	5.6-5.7%	6%	6.2%

Expected volatility	27.5%	28%	25%	27.7-30.8%	31%	31%

Risk-free interest rate	4.40%	3.77%	4.27%	3.5-4.9%	4.9%	3.7%

Expected life in years	5.5	5.0	5.0	6.0-9.5	6.5	3.0

Weighted average fair
value per option at
grant date	$9.61	$7.45	$4.85	$15.96	$12.35	$7.04

As of December 31, 2007, approximately $77.4 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by AXA Financial Group over a weighted average period of 6.2 years.

Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries.  Awards of restricted AXA ADRs outstanding at December 31, 2007 include grants that vest ratably over a three-five year period as well as grants with a seven year term vesting schedule and potential for accelerated vesting based on performance.  Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually.  Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent directors of its General Partner.  In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.  For 2007, 2006 and 2005 AXA Financial Group recognized compensation costs of $8.9 million and $7.4 million under SFAS No. 123(R), and $13.9 million under APB No. 25, respectively, for awards outstanding under these plans.  Consistent with existing practice of AXA Financial Group prior to adoption of SFAS No. 123(R), grant-date fair value continues to be measured by the closing price of the shares awarded and the result generally is attributed over the shorter of the performance period, the requisite service period, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

At December 31, 2007, approximately 482,501 restricted awards remain unvested, including 73,990 restricted AllianceBernstein Holding units under the Century Club Plan.  At December 31, 2007, approximately $4.2 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 1.6 years.  Restricted AXA ADRs vested in 2007, 2006 and 2005 had aggregate vesting date fair values of approximately $7.0 million, $13.5 million and $19.2 million, respectively.  In 2006, 78,865 restricted AXA ADRs were granted having an aggregate grant-date fair value of $2.8 million.  The following table summarizes unvested restricted AXA ADR activity for 2007.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2007	514,035	$23.91
Granted	100,187	$44.59
Vested	(161,756)	$24.55
Forfeited	(43,955)
Unvested as of December 31, 2007	408,511	$29.67

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability.  For AXA Financial participants, settlement of the right to receive each unrestricted AXA ordinary share will be made in the form of an AXA ADR.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $19.4 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, is expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2007, AXA Financial Group recognized compensation expense of approximately $5.4 million in respect of this grant of AXA Miles.  Provided AXA achieves certain performance and customer satisfaction goals, an additional 50 AXA Miles per employee is targeted for award in 2009 under terms then-to-be-determined and approved by the AXA Management Board.

On May 10, 2007, under the terms of the AXA Performance Unit Plan 2007, the AXA Management Board awarded approximately 546,246 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2007 plan cliff-vest on the second anniversary of their date of award.  When fully-vested, the performance units earned will be settled in cash, or in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2007 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on May 8, 2009.  For 2007, AXA Financial Group recognized compensation expense of approximately $6.4 million in respect of the May 10, 2007 grant of performance units.

For 2007, 2006 and 2005, AXA Financial Group recognized compensation costs of $21.6 million and $38.3 million under SFAS No. 123(R), and $8.1 million under APB No. 25, respectively, for performance units earned to date.  Substantially similar to existing practice of AXA Financial Group prior to adoption of SFAS No. 123(R), the change in fair value of these awards now is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs with adjustment to reflect the impact of expected and actual pre-vesting forfeitures.  In addition, similar to adoption of SFAS No. 123(R) for employee stock option awards, the cost of performance units awarded on or after January 1, 2006 were attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved.  The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2007 and 2006 was $31.1 million and $45.8 million, respectively, including incremental awards earned under the 2006 plan from having exceeded the targeted performance criteria established in that year by 11.5% as well as an estimated 10.0% increment for 2007 performance.  Approximately 595,317 outstanding performance units are at risk to achievement of 2007 performance criteria, including approximately 50% of the award granted on May 10, 2007.

On each of the dates March 21, 2007 and September 26, 2007, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards made under the terms of the AXA Performance Unit Plans 2006 and 2007 and expected to vest on March 31, 2008 and May 10, 2009, respectively.  Terms of the swap agreements require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR, based on 502,500 and 429,000 notional shares, respectively.  The aggregate fair value of these swap agreements reported in Other liabilities in the consolidated balance sheet at December 31, 2007 was $2.9 million.  The forward purchase contracts require that AXA Financial take delivery of 167,500 AXA ADRs on March 31, 2008 for payment of $43.4740 per share, or approximately $7.3 million, and of 78,000 AXA ADRs on May 10, 2009 for payment of $46.5478 per share, or approximately $3.6 million.  These forward purchase obligations have been recognized by AXA Financial Group in its consolidated balance sheet at December 31, 2007 as a direct reduction of capital in excess of par value and do not require adjustment in future periods for changes in value.

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

Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value.  AXA Financial recorded compensation expense for these fully-vested awards of $8.6 million and $35.2 million, for 2006 and 2005, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs; no expense was recorded for these awards in 2007.  The value of these tandem SARs/NSOs at December 31, 2007 and 2006 was $17.7 million and $24.9 million, respectively.  At December 31, 2007, 1.1 million tandem SARs/NSOs were outstanding, having weighted average remaining expected and contractual terms of 1.11 and 2.22 years, respectively, and for which the SARs component had maximum value of $17.7 million.  During 2007, 2006 and 2005, respectively, approximately 0.4 million, 2.8 million and 0.7 million, of these awards were exercised at an aggregate cash-settlement value of $7.2 million, $41.2 million and $7.5 million.

On May 10, 2007, 66,550 Stock Appreciation Rights (“SARs”) with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries.  These SARs entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 34.61 Euros as of the date of exercise.  Similar to the SARs component of the tandem SARs/NSOs, awards remaining unexercised at expiry of their 10-year contractual term will be automatically exercised on the expiration date.  At December 31, 2007, 0.3 million SARs were outstanding, having weighted average remaining contractual term of 6.27 years.  The accrued value of SARs at December 31, 2007 and 2006 was $3.5 million and $2.9 million, respectively, and recorded as liabilities in the consolidated balance sheets.  For 2007 and 2006, AXA Financial Group recorded compensation expense for SARs of $1.0 million and $1.9 million, respectively, under SFAS No. 123(R) reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.  For 2005, AXA Financial Group recorded compensation expense of $0.6 million, under APB No. 25 reflecting the impact in the period of the change in the market price of the underlying AXA ordinary share or AXA ADR on the value of the outstanding SARs.

For 2007, eligible employees of AXA Financial’s subsidiaries participated in AXA’s global offering to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2007.  Similar to the AXA Shareplan programs previously offered in 2001 through 2006, the plan offered two investment alternatives that, with limited exceptions, restrict the sale or transfer of the purchased shares for a period of five years.  “Investment Option A” permitted participants to purchase AXA ADRs at a 20% formula discounted price.  “Investment Option B” permitted participants to purchase AXA ordinary shares at a 14.25% formula discounted price on a leveraged basis with a guaranteed return of initial investment plus 75% of any appreciation in the value of the total shares purchased.  Under SFAS No. 123(R), AXA Financial Group recognized compensation expense of $53.3 million in 2007, primarily in connection with AXA Shareplan 2007, and $39.0 million in 2006 in connection with AXA Shareplan 2006, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period.  No compensation expense was recorded in 2005 in connection with shares subscribed under that year’s AXA Shareplan offering.  Participants in AXA Shareplans 2007, 2006 and 2005 primarily invested under Investment Option B for the purchase of approximately 5.3 million, 5.0 million and 5.7 million AXA ordinary shares, respectively.

Under SFAS No. 123(R), AXA Financial Group recognized compensation expense for payroll deductions authorized and applied in 2007 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 187,496, at an aggregate discount of $1.1 million, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally the last trading day of each month).  Prior to adoption of SFAS No. 123(R) on January 1, 2006, no compensation expense was recorded in connection with this plan.  Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 333,263, 340,083 and 381,302 were purchased during 2007, 2006 and 2005, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of $2.1 million, $1.6 million, and $1.3 million in 2007, 2006 and 2005, respectively.

In 1997, AllianceBernstein Holding established a long-term incentive compensation plan under which unit-based awards are made to key employees for terms established by AllianceBernstein Holding at the time of grant.  These awards include options, restricted AllianceBernstein Holding units and phantom restricted AllianceBernstein Holding units, performance awards, and other AllianceBernstein Holding unit based awards.  The aggregate number of AllianceBernstein Holding units subject to options granted or otherwise awarded under this plan, as amended in December 2006 to include awards made to select participants under the Special Option Program, may not exceed 41.0 million.  At December 31, 2007, approximately 14.5 million options to purchase AllianceBernstein Holding units and 1.1 million other unit awards, net of forfeitures, were subject to the aggregate allowable maximum under this plan.

14)	NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES), NET

The sources of net investment income follow:

	2007	2006	2005
	(In Millions)

Fixed maturities	$2,217.3	$2,326.8	$2,330.7
Mortgage loans on real estate	338.3	362.1	363.2
Equity real estate	103.5	98.1	114.1
Other equity investments	261.6	200.9	187.2
Policy loans	321.9	316.7	317.0
Short-term investments	97.1	91.9	45.3
Derivative investments	67.5	(290.7)	(67.5)
Broker-dealer related receivables	234.6	226.5	124.8
Trading securities	36.0	53.4	28.6
Other investment income	58.3	43.4	17.1

Gross investment income	3,736.1	3,429.1	3,460.5

Investment expenses	(148.7)	(134.7)	(164.5)
Interest expense	(194.4)	(187.8)	(95.9)

Net Investment Income	$3,393.0	$3,106.6	$3,200.1

For 2007, 2006 and 2005, respectively, net investment income included gains (losses) on derivatives of $67.5 million, $(290.7) million and $(68.6) million, respectively, of which $21.5 million, $(242.5) million and $(143.3) million were realized gains (losses) on contracts closed during those periods and of $46.0 million, $(48.2) million and $74.7 million were unrealized gains (losses) on derivative positions at each respective year end.

Investment gains (losses), net, including changes in the valuation allowances, follow:

	2007	2006	2005
	(In Millions)

Fixed maturities	$(95.0)	$(20.3)	$6.9
Mortgage loans on real estate	9.4	2.6	(.1)
Equity real estate	12.9	8.9	4.0
Other equity investments	16.6	21.2	31.1
Other (1)	25.5	32.6	14.5
Investment Gains (Losses), Net	$(30.6)	$45.0	$56.4

(1)
In 2007 and 2006, respectively, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of these transactions, AXA Financial Group recorded non-cash realized gains of $26.7 million and $33.0 million for 2007 and 2006, respectively.

Writedowns of fixed maturities amounted to $116.2 million, $37.5 million and $38.0 million for 2007, 2006 and 2005, respectively.  There were no writedowns of mortgage loans on real estate for 2007 and 2006 and $2.4 million of writedowns for 2005.  There were no writedowns of equity real estate for 2007, 2006 and 2005.

For 2007, 2006 and 2005, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,863.1 million, $1,573.5 million and $2,498.8 million.  Gross gains of $13.2 million, $44.3 million and $58.0 million and gross losses of $28.8 million, $32.2 million and $40.2 million were realized on these sales in 2007, 2006 and 2005, respectively.  The change in unrealized investment losses related to fixed maturities classified as available for sale for 2007, 2006 and 2005 amounted to $(433.8) million, $(482.5) million and $(1,223.6) million, respectively.

For 2007, 2006, and 2005, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances amounted to $55.9 million, $61.4 million and $72.4 million, respectively.

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as available for sale and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

	2007	2006	2005
	(In Millions)

Balance, beginning of year	$262.2	$423.4	$925.3
Changes in unrealized investment gains (losses)	(441.1)	(494.8)	(1,227.1)
Changes in unrealized investment gains (losses)
attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	(2.5)	134.2	289.5
DAC and VOBA	92.8	91.6	171.3
Deferred income taxes	127.4	107.8	264.4
Balance, End of Year	$38.8	$262.2	$423.4

Balance, end of year comprises:
Unrealized investment gains (losses) on:
Fixed maturities	$2.0	$439.3	$936.3
Other equity investments	1.3	5.1	2.9
Total	3.3	444.4	939.2
Amounts of unrealized investment gains (losses)
attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	46.2	48.7	(85.5)
DAC and VOBA	(6.2)	(99.0)	(190.6)
Deferred income taxes	(4.5)	(131.9)	(239.7)
Total	$38.8	$262.2	$423.4

15)	INCOME TAXES

A summary of the income tax expense in the consolidated statements of earnings follows:

	2007	2006	2005
	(In Millions)

Income tax expense:
Current expense	$621.4	$533.3	$291.6
Deferred expense (benefit)	223.2	(17.4)	299.9
Total	$844.6	$515.9	$591.5

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects follow:

	2007	2006	2005
	(In Millions)

Expected income tax expense	$926.9	$728.2	$724.2
Minority interest	(132.6)	(163.1)	(127.2)
Separate Accounts investment activity	(53.5)	(48.6)	(91.4)
Non-taxable investment income	(25.4)	(23.5)	(20.7)
Adjustment of tax audit reserves	26.4	(82.4)	19.1
State income taxes	55.5	50.4	34.9
AllianceBernstein income and foreign taxes	40.2	48.7	43.6
Other	7.1	6.2	9.0
Income Tax Expense	$844.6	$515.9	$591.5

AXA Financial recognized a net tax benefit in 2006 of $163.5 million.  This benefit was related to the settlement of an Internal Revenue Service (“IRS”) audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods.  Of the net tax benefit of $163.5 million, $103.8 million related to the continuing operations, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities.

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

The components of the net deferred income taxes are as follows:

	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$593.3	$-	$664.4	$-
Reserves and reinsurance	1,615.5	-	1,436.0	-
DAC and VOBA	-	2,957.4	-	2,647.0
Unrealized investment gains	-	4.8	-	121.3
Investments	-	919.3	-	818.9
Other	157.5	-	125.1	-
Total	$2,366.3	$3,881.5	$2,225.5	$3,587.2

Net operating loss carryforwards were $225.4 million at December 31, 2007.  As a result of specific provisions of the tax law, these net operating losses are not available to offset taxable income of other members of AXA Financial Group.  However, the net operating losses can be used in future years to offset taxable income of the subsidiary that incurred the net operating losses.  These net operating loss carryforwards will expire in years 2019 through 2022.

The IRS is currently examining AXA Financial’s 2002 and 2003 Federal corporate income tax returns.  MONY Group’s returns for 2002 through the date of acquisition by AXA Financial are also currently being examined.  In addition, MONY Group’s tax years 1994-1997 are currently under review by the Appeals Office of the IRS.

As a result of the implementation of FIN 48 as of January 1, 2007, AXA Financial Group recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $590.7 million.  Of that total, $425.1 million would affect the effective tax rate and $165.6 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At December 31, 2007, the total amount of unrecognized tax benefits was $537.0 million of which $386.1 million would affect the effective rate and $150.9 million was temporary in nature.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2007 and January 1, 2007 were $80.2 million and $96.0 million, respectively.  Tax expense for 2007 reflected $25.9 million in interest related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

2007
(In Millions)

Balance at January 1, 2007 (date of adoption)	$494.8
Additions for tax positions of prior years	33.2
Reductions for tax positions of prior years	(18.6)
Additions for tax positions of current years	7.5
Reductions for tax positions of current years	(1.2)
Settlements with tax authorities	(58.9)
Reductions as a result of a lapse of the applicable statue of limitations	-
Balance, End of Year	$456.8

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months due to the conclusion of the current IRS audits.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale, Advest, Enterprise and the discontinued Investment Banking and Brokerage segment.  The following tables reconcile the (Losses) earnings from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years ended December 31, 2007:

	2007	2006	2005
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(.1)	$30.2	$15.2
Real estate held-for-sale	(6.7)	12.0	12.5
Disposal of business - Advest	-	-	(6.7)
Disposal of business - Enterprise	(2.4)	(6.1)	(0.8)
Total	$(9.2)	$36.1	$20.2

(Losses) Gains on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$3.1	$62.1	$-
Discontinued Investment Banking and Brokerage segment	-	53.9	-
Disposal of business - Advest	-	4.1	(85.4)
Disposal of business - Enterprise	(6.7)	(2.9)	-
Total	$(3.6)	$117.2	$(85.4)

Disposal of Businesses

In accordance with their October 2006 agreement, during 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise and Enterprise Fund Distributors, Inc., (“EFD”) transferred to Goldman Sachs Asset Management L.P. (“GSAM”) assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the “AXA Enterprise Funds”) and completed the reorganization of such funds to corresponding mutual funds managed by GSAM.  Of the remaining four funds not included in the GSAM transaction, one fund was liquidated during 2007 and the three remaining funds together had approximately $661.9 million in assets under management as of December 31, 2007.  AXA Financial has since entered into agreements to transfer the remaining funds.  As a result of management’s disposition plan, AXA Enterprise Funds advisory and distribution and investment management contracts and operations are reported as Discontinued Operations.  In 2007 and 2006, respectively, $10.3 million pre-tax ($6.7 million post-tax) and $4.5 million pre-tax ($2.9 million post-tax) of severance and transaction costs were recorded as a result of the disposition of the funds.  Proceeds received in 2007 on the transfer of the AXA Enterprise Funds totaled $43.4 million.

In 2007 and 2006, respectively, impairments of $10.4 million pre-tax ($6.8 million post-tax) and $9.9 million pre-tax ($6.4 million post-tax) were recorded on intangible assets associated with investment management and distribution contracts based upon estimated fair value.  At December 31, 2007 and 2006, total assets related to these operations were $39.0 million and $87.5 million, respectively, and were included in Other assets.  At December 31, 2007 and 2006 total liabilities related to these operations were $9.5 million and $13.3 million, respectively, and were included in Other liabilities.

The gross carrying amount of AXA Enterprise Funds related intangible assets were $24.0 million and $76.9 million at December 31, 2007 and 2006, respectively, and the accumulated amortization of these intangible assets were $18.0 million and $16.6 million, respectively.  Amortization expense related to the AXA Enterprise Funds intangible assets totaled $1.4 million, $4.5 million and $6.9 million for 2007, 2006 and 2005, respectively.

On December 2, 2005, AXA Financial Group sold Advest to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”).  Advest was a wholly owned subsidiary of AXA Financial Group and part of its Financial Advisory/Insurance segment.  In accordance with the terms of the agreement, Merrill Lynch purchased all of the issued and outstanding capital stock of Advest for $400 million in cash subject to adjustments in certain circumstances.  AXA Financial Group’s post-tax proceeds from the sale were $300.6 million.  AXA Financial Group’s pre-tax loss is $1.4 million, with a post-tax loss to AXA Financial Group of $85.4 million.  This transaction reduced AXA Financial Group’s goodwill by $189.1 million, representing approximately 31% of the total goodwill related to the MONY Acquisition in 2004.  In 2006, a pre-tax gain on the disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the settlement of contingencies related to the 2005 sale of Advest.

Results of Advest are reported as discontinued operations in these consolidated financial statements and related footnotes.  Total revenues for Advest for the eleven months ended November 30, 2005 was $297.6 million.  Total benefits and deductions for Advest for the eleven months ended November 30, 2005 was $308.6 million.  The net loss for Advest for the eleven months ended November 30, 2005 was $6.7 million.

In third quarter 2006, AXA Financial recorded a $53.9 million gain on disposal of the discontinued Investment Banking and Brokerage segment related to the settlement of an IRS audit of the 2000 tax year.

Wind-up Annuities

In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, which were sold to corporate sponsors of terminated qualified defined benefit plans, and for which a premium deficiency reserve and an allowance for future losses based upon projected future cash flows had been established.

Summarized financial information for Wind-up Annuities follows:

	December 31,
	2007	2006
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $696.3 and $752.7)	$705.0	$764.8
Equity real estate	165.0	169.5
Mortgage loans on real estate	2.2	2.9
Other invested assets	1.8	2.6
Total investments	874.0	939.8
Cash and cash equivalents	-	.1
Other assets	27.3	13.7
Total Assets	$901.3	$953.6

Policyholders liabilities	$756.1	$788.2
Allowance for future losses	-	1.0
Other liabilities	145.2	164.4
Total Liabilities	$901.3	$953.6
	2007	2006	2005
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $19.6, $19.0 and $18.4)	$64.9	$71.3	$70.0
Investment (losses) gains, net	(.8)	6.0	(.3)
Policy fees, premiums and other income	.2	-	-
Total revenues	64.3	77.3	69.7

Benefits and other deductions	79.9	84.7	87.1
Losses charged to the
allowance for future losses	(15.6)	(7.4)	(17.4)
Pre-tax loss from operations	-	-	-
Pre-tax (loss from strengthening) earnings from
releasing the allowance for future losses	(.1)	37.1	23.2
Income tax expense	-	(6.9)	(8.0)
Earnings from Wind-up Annuities	$(.1)	$30.2	$15.2

AXA Financial Group’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of AXA Financial Group’s annual planning process.  These updated assumptions and estimates resulted in releases of the allowance in 2006 and 2005.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonably assured future net investing and operating cash flows.  Management believes the $18.0 million of deferred operating losses at December 31, 2007 are offset by projections of reasonably assured future net investing and operating cash flows.

The determination of projected future cash flows involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities and the expected run-off of Wind-up Annuities liabilities.  There can be no assurance the projected future cash flows will not differ from the cash flows ultimately realized.  To the extent actual results or future projections of Wind-up Annuities are lower than management’s current estimates and assumptions and result in deferred operating losses not being offset by reasonably assured future net investing and operating cash flows, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities.  In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the loss allowance liability or deferred operating loss asset, as applicable, may result.

Income tax expense for Wind-up Annuities in 2006 included a $5.8 million tax benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.

Real Estate Held-For-Sale

In 2007 two real estate properties with a total book value of $172.7 million and in 2006 three real estate properties with a total book value of $159.8 million that had been previously reported in equity real estate were reclassified as real estate held-for-sale.  Prior periods have been restated to reflect these properties as discontinued operations.  In third quarter 2007, one of the held-for-sale properties was sold resulting in a gain of $4.8 million ($3.1 million post-tax).  In third quarter 2006, one of the held-for-sale properties was sold resulting in a gain of $97.3 million ($63.2 million post-tax) while, in fourth quarter 2006, the sale of a second property resulted in a loss of $1.7 million ($1.1 million post-tax).  At December 31, 2007 and 2006, equity real estate held-for-sale was $121.7 million and $235.4 million, respectively, and was included in Other assets.

17)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents cumulative gains and losses on items that are not reflected in earnings.  The balances for the past three years follow:

	December 31,
	2007	2006	2005
	(In Millions)

Unrealized gains on investments	$38.8	$262.2	$423.4
Defined benefit pension and other
postretirement plans	(517.6)	(641.1)	-
Minimum pension liability	-	-	(77.9)
Total Accumulated Other
Comprehensive (Loss) Income	$(478.8)	$(378.9)	$345.5

The components of other comprehensive loss for the past three years follow:

	2007	2006	2005
	(In Millions)

Net unrealized (losses) gains on investments:
Net unrealized losses (gains)
arising during the period	$(419.9)	$(481.8)	$(1,182.4)
Losses reclassified into net earnings
during the period	(21.2)	(13.0)	(44.7)
Net unrealized (losses) gains on investments	(441.1)	(494.8)	(1,227.1)
Adjustments for policyholders liabilities, DAC
and VOBA and deferred income taxes	217.7	333.6	725.2

Change in unrealized (losses) gains, net of
adjustments	(223.4)	(161.2)	(501.9)
Change in minimum pension liability	-	18.5	(18.7)
Change in defined benefit pension and other
postretirement plans	123.5
Total Other Comprehensive Loss	$(99.9)	$(142.7)	$(520.6)

18)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2007, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were $498.3 million for 2008, none for 2009, $780.0 million for 2010, none for 2011and 2012 and $551.9 million thereafter.

Leases

AXA Financial Group has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment.  Future minimum payments under non-cancelable operating leases for 2008 and the four successive years are $219.6 million, $209.7 million, $202.9 million, $198.0 million, $164.9 million and $2,002.7 million thereafter.  Minimum future sublease rental income on these non-cancelable operating leases for 2008 and the four successive years is $17.6 million, $15.0 million, $15.0 million, $15.4 million, $14.5 million and $51.4 million thereafter.

At December 31, 2007, the minimum future rental income on non-cancelable operating leases for wholly owned investments in real estate for 2008 and the four successive years is $114.9 million, $115.6 million, $115.5 million, $115.7 million, $116.0 million and $798.1 million thereafter.

AXA Financial Group has entered into capital leases for certain information technology equipment.  Future minimum payments under non-cancelable capital leases for 2008 and 2009, the two remaining successive years, are $0.3 million and $0.2 million, respectively.

In 2007, AXA Financial restructured certain leases for office space that included the relocation of employees.  As a result, AXA Financial recorded a pre-tax charge of $20.1 million ($13.1 million post-tax).

MONY Acquisition

Certain former stockholders of The MONY Group, Inc. holding approximately 3.6 million shares (approximately 7.1%) of its common stock had demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware.  In August 2007, the Delaware Court of Chancery determined that the fair value of each common share subject to judicial appraisal was less than the consideration received by those shareholders who did not perfect their appraisal rights.  As a result, AXA Financial recorded a reduction in the purchase price that resulted in a $21.8 million reduction of Goodwill, representing the difference between the fair value determined by the Court and the higher amount that AXA Financial paid shareholders who did not pursue appraisal.  The time for appeal has expired.

In 2004, as a result of the integration of the MONY subsidiaries, AXA Financial Group restructured certain operations to reduce expenses and recorded pre-tax provisions of $45.6 million related to severance and $33.0 million related to the write-off of capitalized software in connection with the integration.  During 2007, 2006 and 2005, total severance payments made to employees totaled $2.8 million, $18.1 million and $19.2 million, respectively.  At December 31, 2007, the remaining severance liability totaled $3.9 million.

Included in liabilities assumed in the purchase business combination of MONY were liabilities for change in control and other employee agreements of $139.3 million, severance of $32.9 million and $88.7 million for vacating certain MONY leases.  During 2007, 2006 and 2005, total payments made related to these liabilities totaled $9.6 million, $20.6 million and $43.8 million, respectively.  At December 31, 2007, the remaining $27.2 million of liabilities were primarily related to MONY subsidiaries’ leases.

Guarantees and Other Commitments

AXA Financial Group provides certain guarantees or commitments to affiliates, investors and others.  At December 31, 2007, these arrangements include commitments by AXA Financial Group, to provide equity financing of $863.9 million to certain limited partnerships under certain conditions.  Management believes AXA Financial Group will not incur material losses as a result of these commitments.

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

AXA Financial Group had $1,964.3 million of undrawn letters of credit related to reinsurance at December 31, 2007.  AXA Financial Group had $116.1 million in commitments under existing mortgage loan agreements at December 31, 2007.

In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.  During 2007, AllianceBernstein was not required to perform under the agreement and at December 31, 2007 had no liability outstanding in connection with the agreement.

19)	LITIGATION

A putative class action entitled Stefanie Hirt, et al. v. The Equitable Retirement Plan for Employees, Managers and Agents, et al. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the “Retirement Plan”) and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator.  The action was brought by five participants in the Retirement Plan and purports to be on behalf of “all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan’s Cash Balance Formula”.  The complaint challenged the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula.  Plaintiffs alleged that the change to the cash balance formula violated ERISA by reducing the rate of accruals based on age, failed to comply with ERISA’s notice requirements and improperly applied the formula to retroactively reduce accrued benefits.  The relief sought includes a declaration that the cash balance plan violated ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages.  In April 2002, plaintiffs filed a motion seeking to certify a class of “all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan’s Cash Balance Formula”.  Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violated ERISA by improperly applying the formula to retroactively reduce accrued benefits.  That claim was dismissed.  In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA.  By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula.  In September 2006, the district court granted summary judgment in favor of the defendants.  The court ruled that (a) the cash balance provisions of the Equitable Plan do not violate the age discrimination provisions of ERISA, (b) while the notice of plan changes provided to participants in 1990 was not adequate, the notice of plan changes provided to participants in 1992 satisfied the ERISA notice requirements regarding delivery and content, and (c) the claims of the named plaintiffs are barred by statute of limitations.  The Court found that other individual class members were not precluded from asserting claims for additional benefit accruals from January 1991 through January 1993 to the extent that such individuals could show that the statute of limitations did not bar their claims.  In October 2006, plaintiffs filed a notice of appeal.  Defendants have cross-appealed.  The appeal has been fully briefed.

In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled Matthew Wiggenhorn v. Equitable Life Assurance Society of the United States.  The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products.  The complaint further alleges that AXA Equitable’s use of stale pricing diluted the returns of the purported class.  The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable’s variable insurance products, thereby diluting the returns of the class.  In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing related litigation is pending.  In June 2005, plaintiff filed an amended complaint.  In July 2005, AXA Equitable filed a motion to dismiss the amended complaint.  In June 2006, AXA Equitable’s motion to dismiss the amended complaint was granted and, in June 2006, plaintiff appealed.  As of April 2007, the appeal is fully briefed.

In June 2006, AXA Equitable received a demand for arbitration from Centre Life Insurance Company (“Centre Life”) seeking to rescind the 100% quota share reinsurance agreement, effective July 1, 2000 between Centre Life and AXA Equitable, under which Centre Life reinsures portions of AXA Equitable’s individual disability income insurance business.  The arbitration demand alleges that AXA Equitable provided Centre Life with inaccurate and incomplete data upon which Centre Life relied in order to establish the reinsurance premium paid by AXA Equitable as consideration in the transaction.  The demand alternatively seeks damages for the increase in reserves Centre Life alleges it was caused to record as a result of the difference in the data it originally relied upon and its present assessment of the data.  The demand further alleges that Centre Life has paid expenses relating to the business in excess of its liability under the reinsurance agreement.  In July 2007, Centre Life filed an amended arbitration claim, in which Centre Life alleges claims substantially similar to those included in the original arbitration claim and seeks damages of $191.4 million plus statutory interest and attorneys’ fees.  The arbitration is scheduled for March 2008.

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In March 2007, AXA Equitable filed a motion to dismiss.  In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.  In September 2007, AXA Equitable filed its answer to the amended complaint.  In October 2007, a discovery and motion schedule was set, with a trial date of May 2009.

AXA Equitable and/or AXA Advisors LLC is currently the subject of four putative class actions pending in Federal court alleging certain wage and hour violations with regard to certain sales personnel. The cases were filed between July 2006 and September 2007.  Each of the cases seek substantially the same relief under essentially the same theories of recovery: violation of the Fair Labor Standards Act for failure to pay minimum wage and overtime and violation of similar provisions under state labor laws in the respective states.  In September 2007, the parties agreed to consolidate all four pending cases in the Northern District of California.  The cases include the following: Meola v. AXA Advisors and AXA Equitable; Lennon v. AXA Advisors, et al.; Bolea v. AXA Advisors, LLC and AXA Equitable, et. al.; and Dhruv v. AXA Advisors, LLC, et al.  Plaintiffs seek compensatory damages, restitution of all wages improperly withheld or deducted, punitive damages, penalties, and attorneys’ fees.

AllianceBernstein Litigation

Market Timing-Related Matters

In October 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, AllianceBernstein Holding, AllianceBernstein Corporation, AXA Financial, certain investment company funds (the “U.S. Funds”) distributed by AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, the registrants and issuers of those funds, certain officers of AllianceBernstein (the “AllianceBernstein defendants”), and certain other unaffiliated defendants, as well as unnamed Doe defendants.  The Hindo Complaint alleges that certain defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating various securities laws.

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

In April 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims.  The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date.  The settlement amount ($30 million), which AllianceBernstein previously accrued and disclosed, has been disbursed.  The derivative claims brought on behalf of AllianceBernstein Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

___________________________________

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and believes that the ultimate resolution of the litigations described above involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

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

AXA Equitable and MONY Life are restricted as to the amounts they may pay as dividends to AXA Financial.  Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable and MONY Life to pay shareholder dividends not greater than $656.7 million and $96.1 million, respectively, during 2008.  Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.  For 2007, 2006 and 2005, the AXA Equitable and MONY Life statutory net income totaled $712.6 million, $804.8 million and $901.3 million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $8,940.3 million and $9,178.1 million at December 31, 2007 and 2006, respectively.  In 2007, 2006 and 2005, respectively, AXA Equitable paid $600.0 million, $600.0 million and $500.00 million in shareholder dividends.  In 2007, 2006 and 2005, respectively, MONY Life paid $80.0 million, $35.0 million and $75.0 million in shareholder dividends.

At December 31, 2007, the AXA Equitable and MONY Life, in accordance with various government and state regulations, had $61.3 million of securities deposited with such government or state agencies.

At December 31, 2007 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York Insurance Department (the “NYID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2007.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total shareholder’s equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured, (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP and (k) the fair valuing of all acquired assets and liabilities including VOBA and intangible assets required for GAAP purchase accounting.

The following reconciles the AXA Equitable and MONY Life’s statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with AXA Financial Group’s consolidated net earnings and shareholder’s equity on a GAAP basis.

	2007	2006	2005
	(In Millions)

Net change in statutory surplus and
capital stock	$(36.6)	$1,487.4	$917.3
Change in AVR	(201.2)	339.5	301.8
Net change in statutory surplus, capital stock
and AVR	(237.8)	1,826.9	1,219.1
Adjustments:
Future policy benefits and policyholders’
account balances	473.1	(29.6)	99.6
DAC and VOBA	596.1	652.8	663.2
Deferred income taxes	(694.6)	608.8	131.6
Valuation of investments	(18.5)	(67.9)	(48.1)
Valuation of investment subsidiary	483.7	(2,224.8)	(1,340.1)
Change in fair value of GMIB contracts	6.9	(14.9)	42.7
Shareholder dividends paid	680.0	635.0	575.0
Changes in non-admitted assets	67.0	(151.3)	(59.6)
AXA Financial and other subsidiaries	(3.2)	4.1	(161.5)
Other, net	(59.6)	13.3	(79.0)
GAAP adjustments for Wind-up Annuities	31.2	28.8	30.9
AXA Financial Group’s GAAP Consolidated
Net Earnings	$1,324.3	$1,281.2	$1,073.8

	December 31,
	2007	2006	2005
	(In Millions)

Statutory surplus and capital stock	$7,530.5	$7,567.1	$6,079.7
AVR	1,409.8	1,611.0	1,271.5
Statutory surplus, capital stock and AVR	8,940.3	9,178.1	7,351.2
Adjustments:
Future policy benefits and policyholders’
account balances	(2,352.2)	(2,627.9)	(2,447.2)
DAC and VOBA	9,980.1	9,299.4	8,562.3
Deferred income taxes	(1,202.7)	(881.5)	(1,250.8)
Valuation of investments	474.4	988.2	1,429.8
Valuation of investment subsidiary	(4,779.4)	(5,263.1)	(3,038.3)
Fair value of GMIB reinsurance contracts	124.6	117.7	132.7
Non-admitted assets	1,331.6	1,263.9	1,112.5
Issuance of surplus notes	(525.9)	(625.9)	(739.8)
Goodwill related to the MONY Acquisition	391.1	414.6	427.5
Adjustment to initially apply SFAS No. 158,
net of income taxes	-	(581.7)	-
AXA Financial and other subsidiaries	(380.0)	(1,076.5)	(1,795.8)
Other, net	(481.4)	(126.8)	(417.6)
GAAP adjustments for Wind-up Annuities	1.5	(59.9)	(80.6)
AXA Financial Group’s GAAP Consolidated
Shareholder’s Equity	$11,522.0	$10,018.6	$9,245.9

21)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	2007	2006	2005
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$8,874.4	$7,923.8	$7,713.4
Investment Management (1)	4,561.9	4,004.7	3,267.4
Consolidation/elimination	(91.4)	(90.0)	(98.7)
Total Revenues	$13,344.9	$11,838.5	$10,882.1

(1)
Intersegment investment advisory and other fees of approximately $124.7 million, $120.8 million and $123.7 million for 2007, 2006 and 2005, respectively, are included in total revenues of the Investment Management segment.

	2007	2006	2005
	(In Millions)

Segment earnings from continuing operations
before income taxes and minority interest:
Financial Advisory/Insurance	$1,341.9	$952.2	$1,208.6
Investment Management	1,306.6	1,128.3	860.6
Consolidation/elimination	(.1)	-	-
Total Earnings from Continuing Operations before
Income Taxes and Minority Interest	$2,648.4	$2,080.5	$2,069.2

	December 31,
	2007	2006
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$163,056.9	$151,821.7
Investment Management	16,243.6	16,938.7
Consolidation/elimination	(28.2)	(14.7)
Total Assets	$179,272.3	$168,745.7

In accordance with SEC regulations, securities with a fair value of $2.37 billion and $2.01  billion have been segregated in a special reserve bank custody account at December 31, 2007 and 2006, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

22)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2007 and 2006 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)

2007
Total Revenues	$3,173.7	$3,088.4	$3,415.4	$3,667.4

Earnings from Continuing
Operations	$337.6	$253.2	$396.1	$350.2

Net Earnings	$336.9	$233.9	$403.5	$350.0

2006
Total Revenues	$2,752.6	$3,097.7	$2,871.7	$3,116.5

Earnings from Continuing
Operations	$270.8	$370.9	$300.1	$186.1

Net Earnings	$281.6	$372.9	$442.0	$184.7

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of
AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2008 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules. In our opinion, based on our audits and the reports of other auditors, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 12, 2008

AXA FINANCIAL, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

		Estimated	Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$1,862.6	$1,947.1	$1,947.1
State, municipalities and political subdivisions	181.1	197.8	197.8
Foreign governments	306.9	351.0	351.0
Public utilities	3,875.2	3,961.9	3,961.9
All other corporate bonds	27,289.7	27,143.4	27,143.4
Redeemable preferred stocks	2,155.1	2,062.5	2,062.5
Total fixed maturities	35,670.6	35,663.7	35,663.7

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	49.1	42.1	42.1
Mortgage loans on real estate	5,210.4	5,237.0	5,210.4
Real estate	209.3	XXX	209.3
Real estate acquired in satisfaction of debt	113.0	XXX	113.0
Real estate joint ventures	59.7	XXX	59.7
Policy loans	5,037.3	XXX	5,037.3
Other limited partnership interests and
equity investments	1,955.1	1,955.1	1,955.1
Trading securities	587.5	573.3	573.3
Other invested assets	1,212.4	1,212.4	1,212.4

Total Investments	$50,104.4	$44,683.6	$50,076.3

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA FINANCIAL, INC.
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2007 AND 2006

	2007	2006
	(In Millions)

ASSETS
Investment in consolidated subsidiaries	$13,295.9	$12,279.2
Fixed maturities available for sale, at estimated fair value
(amortized costs, $5.0 and $5.5)	5.0	5.5
Other invested assets	.2	22.6
Total investments	13,301.1	12,307.3
Cash and cash equivalents	95.5	144.1
Loans to affiliates	329.0	425.5
Intangible assets, net	1,131.5	548.7
Income taxes receivable	321.6	429.7
Other assets	563.7	512.1
Total Assets	$15,742.4	$14,367.4

LIABILITIES
Short-term and long-term debt	$1,397.5	$1,405.3
Loans from affiliates	1,345.0	1,280.0
Liability for employee benefit plans	1,284.0	1,318.4
Accrued liabilities	193.9	345.1
Total liabilities	4,220.4	4,348.8

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,250.0	1,122.4
Retained earnings	10,863.8	9,494.7
Accumulated other comprehensive loss	(478.8)	(378.9)
Treasury shares, at cost	(116.9)	(223.5)
Total shareholder’s equity	11,522.0	10,018.6

Total Liabilities and Shareholder’s Equity	$15,742.4	$14,367.4

The financial information of AXA Financial, Inc. (“AXA Financial”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF EARNINGS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Millions)

REVENUES
Equity in earnings from continuing operations of consolidated subsidiaries	$1,562.4	$1,324.9	$1,295.1
Net investment income	17.0	39.0	39.7
Investment gains (losses), net	8.2	3.4	(.7)
Other income	1.1	-	-
Total revenues	1,588.7	1,367.3	1,334.1

EXPENSES
Interest expense	203.6	196.5	170.2
Amortization of other intangible assets	13.0	5.5	4.6
General and administrative expenses	21.1	34.3	28.7
Total expenses	237.7	236.3	203.5

Earnings from continuing operations before
income taxes	1,351.0	1,131.0	1,130.6
Income tax (expense) benefit	(13.9)	(3.1)	8.4

Earnings from continuing operations	1,337.1	1,127.9	1,139.0
Equity in (losses) earnings from discontinued operations, net of income taxes	(9.2)	36.1	20.2
Equity in (losses) gains on disposal of discontinued operations, net of income taxes	(3.6)	117.2	(85.4)
Net Earnings	$1,324.3	$1,281.2	$1,073.8

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Millions)

Net earnings	$1,324.3	$1,281.2	$1,073.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(1,549.6)	(1,415.4)	(1,315.5)
Dividends from subsidiaries	880.4	768.2	639.7
Investment (gains) losses, net	(8.2)	(3.4)	.7
Change in income tax receivable	183.6	(28.8)	(8.0)
Other	(161.6)	(108.3)	98.9

Net cash provided by operating activities	668.9	493.5	489.6

Cash flows from investing activities:
Maturities and repayments	.8	6.8	3.8
Sales	4.9	2.4	14.4
Purchase of AllianceBernstein Units	(745.7)	-	-
Decrease in loans to affiliates	100.0	115.0	-
Increase in loans to affiliates	(4.0)	-	-
Purchases	-	(3.8)	(2.8)
Contribution to subsidiaries	(160.1)	(268.4)	-
Other	17.3	(7.9)	(18.9)

Net cash used in investing activities	(786.8)	(155.9)	(3.5)

Cash flows from financing activities:
Repayment of long-term debt	-	-	(275.0)
Increase in short-term debt	(.8)	10.0	17.8
Proceeds from loans from affiliates	850.0	335.0	11.1
Repayment of loans from affiliates	(785.0)	(635.0)	-
Sales of treasury shares	(7.6)	(4.3)	(372.6)
Other	12.7	17.1	27.8

Net cash provided by (used in) financing activities	69.3	(277.2)	(590.9)

Change in cash and cash equivalents	(48.6)	60.4	(104.8)
Cash and cash equivalents, beginning of year	144.1	83.7	188.5

Cash and Cash Equivalents, End of Year	$95.5	$144.1	$83.7

Supplemental cash flow information:
Interest Paid	$78.0	$78.0	$123.5
Income Taxes Refunded	$20.7	$19.3	$-

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2007

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	(1)	Policyholders’	of Deferred	(2)
	Policy	Policyholders’	and Other	And	Net	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Investment	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income	Credited	Costs	Expense
	(In Millions)

Financial Advisory/Insurance	$9,369.9	$28,420.5	$22,934.1	$4,534.7	$3,235.7	$4,282.1	$1,217.5	$2,032.9
Investment Management	-	-	-	-	129.6	-	-	3,255.3
Consolidation/Elimination	-	-	-	-	27.7	-	-	(91.3)
Total	$9,369.9	$28,420.5	$22,934.1	$4,534.7	$3,393.0	$4,282.1	$1,217.5	$5,196.9

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2006

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	(1)	Policyholders’	of Deferred	(2)
	Policy	Policyholders’	and Other	And	Net	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Investment	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income	Credited	Costs	Expense
	(In Millions)

Financial Advisory/Insurance	$8,609.9	$29,895.6	$22,754.7	$4,049.9	$2,943.4	$4,214.1	$812.6	$1,944.9
Investment Management	-	-	-	-	132.9	-	-	2,876.4
Consolidation/ Elimination	-	-	-	-	30.3	-	-	(90.0)
Total	$8,609.9	$29,895.6	$22,754.7	$4,049.9	$3,106.6	$4,214.1	$812.6	$4,731.3

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

	Policy			Amortization
	Charges	(1)	Policyholders’	of Deferred	(2)
	and	Net	Benefits and	Policy	Other
	Premium	Investment	Interest	Acquisition	Operating
Segment	Revenue	Income	Credited	Costs	Expense
			(In Millions)

Financial Advisory/Insurance	$3,739.0	$3,132.9	$4,049.3	$682.0	$1,773.5
Investment Management	-	50.8	-	-	2,406.8
Consolidation/Elimination	-	16.4	-	-	(98.7)
Total	$3,739.0	$3,200.1	$4,049.3	$682.0	$4,081.6

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE IV
REINSURANCE (A)
AT AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars In Millions)
2007
Life Insurance In-force	$473,580.9	$209,940.4	$40,334.2	$303,974.7	13.27%

Premiums:
Life insurance and annuities	$1,511.1	$184.7	$173.7	$1,500.1	11.58%
Accident and health	120.0	83.5	25.0	61.5	40.65%
Total Premiums	$1,631.1	$268.2	$198.7	$1,561.6	12.72%

2006
Life Insurance In-force	$452,148.6	$154,656.3	$48,259.3	$345,751.6	13.96%

Premiums:
Life insurance and
annuities	$1,539.1	$191.4	$172.5	$1,520.2	11.35%
Accident and health	126.1	89.4	24.7	61.4	40.23%
Total Premiums	$1,665.2	$280.8	$197.2	$1,581.6	12.47%

2005
Life Insurance In-force	$437,434.5	$143,078.7	$50,606.1	$344,961.9	14.67%

Premiums:
Life insurance and
annuities	$1,627.5	$195.8	$153.0	$1,584.7	9.65%
Accident and health	133.7	88.3	18.7	64.1	29.17%
Total Premiums	$1,761.2	$284.1	$171.7	$1,648.8	10.41%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial, Inc. and its subsidiaries’ (“AXA Financial”) disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial’s disclosure controls and procedures are effective.

There were no changes to AXA Financial’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect AXA Financial’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting

Management, including the Chief Executive Officer and Chief Financial Officer of AXA Financial, is responsible for establishing and maintaining adequate internal control over AXA Financial’s financial reporting.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

AXA Financial’s management assessed its internal control over financial reporting as of December 31, 2007 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that AXA Financial’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of AXA Financial’s independent registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by AXA Financial’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit AXA Financial to provide only management’s report in this Annual Report on Form 10-K.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I to Form 10-K.

10-1

Part III, Item 11.

EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I to Form 10-K.

11-1

Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I to Form 10-K.

12-1

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Financial’s annual consolidated financial statements for 2007 and 2006, and fees for other services rendered by PwC:

	2007	2006
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$19,470	$21,325
Audit related fees	2,626	2,187
Tax fees	2,158	1,845
All other fees	175	78
Total	$24,429	$25,435

Audit fees for AXA Financial and AXA Equitable are paid pursuant to a single engagement letter with PwC.

Audit related fees in both years principally consist of fees for internal control related reviews and services.

Tax fees consist of fees for tax preparation, consultation and compliance services.

All other fees consist of fees for miscellaneous non-audit services.

PwC began serving as the independent registered accounting firm for AllianceBernstein and AllianceBernstein Holding in 2006 and audited AllianceBernstein’s and AllianceBernstein Holding’s annual financial statements for 2007 and 2006.  The fee table above includes audit fees and fees for other services rendered to AllianceBernstein and AllianceBernstein Holding in both years.

AXA Financial’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement.  Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.

The AllianceBernstein and AllianceBernstein Holding audit committees have adopted policies to pre-approve audit and non-audit service engagements with their independent registered public accounting firm.  The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed.  The audit committee then affirmatively indicates its approval of the listed engagements.  Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000.  In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2007 were pre-approved in accordance with the procedures described above.

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

Date:	March 12, 2008	AXA FINANCIAL, INC.

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri de Castries	Chairman of the Board, Director	March 12, 2008
Henri de Castries

/s/ Christopher M. Condron	President and Chief Executive Officer,	March 12, 2008
Christopher M. Condron	Director

/s/ Richard S. Dziadzio	Executive Vice President and	March 12, 2008
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and Controller	March 12, 2008
Alvin H. Fenichel

/s/ Bruce W. Calvert	Director	March 12, 2008
Bruce W. Calvert

/s/ Denis Duverne	Director	March 12, 2008
Denis Duverne

/s/ Charlynn Goins	Director	March 12, 2008
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 12, 2008
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 12, 2008
Mary R. Henderson

/s/ James F. Higgins	Director	March 12, 2008
James F. Higgins

/s/ Scott D. Miller	Director	March 12, 2008
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 12, 2008
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 12, 2008
Lorie A. Slutsky

S-1

/s/ Ezra Suleiman	Director	March 12, 2008
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 12, 2008
Peter J. Tobin

S-2

INDEX TO EXHIBITS

Number	Description	Method of Filing

2.1
Acquisition Agreement dated as of June 20, 2000, amended and restated as of October 2, 2000, among AllianceBernstein, AllianceBernstein Holding, Alliance Capital Management LLC, Bernstein, Bernstein Technologies Inc., SCB Partners Inc., Sanford C. Bernstein & Co., LLC, and SCB LLC
Filed as Exhibit 2.1 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.2	Purchase Agreement dated as of June 20, 2000 by and among Alliance, AXA Financial and Bernstein	Filed as Exhibit 10.18 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.3	Financing Agreement dated as of June 20, 2000 between AXA Financial and Alliance	Filed as Exhibit 10.19 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.4	Letter Agreement dated as of June 20, 2000 between AXA Financial and Bernstein	Filed as Exhibit 10.20 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.5	Agreement and Plan of Merger dated as of September 17, 2003 among AXA Financial, AIMA Acquisition Co. and MONY	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated September 18, 2003 and incorporated herein by reference

2.6	Amendment No.1 to the Agreement and Plan of Merger dated as of February 22, 2004 among AXA Financial, AIMA Acquisition Co. and MONY	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated February 23, 2004 and incorporated herein by reference

2.7	Acquisition agreement dated as September 14, 2005 between AXA Financial, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated September 14, 2005 and incorporated herein by reference

3.1	Restated Certificate of Incorporation of AXA Financial	Filed as Exhibit 4.01(a) to Post-Effective Amendment No. 1 to the registrant’s Form S-3 Registration Statement (No. 333-03224), dated May 27, 1997 and incorporated herein by reference

3.2	Amendment to Restated Certificate of Incorporation of AXA Financial	Filed as Exhibit 4.01(g) to Post-Effective Amendment No. 1 to the registrant’s Form S-3 Registration Statement (No. 333-03224), dated May 27, 1997 and incorporated herein by reference

3.3	Corrected Certificate of Amendment of Restated Certificate of Incorporation of AXA Financial	Filed as Exhibit 3 to the registrant’s Current Report on Form 8-K dated September 1, 1999 and incorporated herein by reference

Number	Description	Method of Filing

3.4	Amendment to the Restated Certificate of Incorporation of AXA Financial dated May 19, 2000	Filed as Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference

3.5	By-laws of AXA Financial, as amended effective March 23, 2000	Filed as Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

4.1	Form of Certificate for AXA Financial’s Common Stock, par value $.01 per share	Filed as Exhibit 4(c) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

4.2	Indenture, dated as of December 1, 1993, from AXA Financial to Chemical Bank, as Trustee	Filed as Exhibit 4.02 to the registrant’s Form S-4 Registration Statement (No. 33-73102), dated December 17, 1993 and incorporated herein by reference

4.3
Fourth Supplemental Indenture, dated
April 1, 1998, from AXA Financial to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture
Filed as Exhibit 4.18(a) to the registrant’s Current Report on Form 8-K dated April 7, 1998 and incorporated herein by reference

4.4	Fifth Supplemental Indenture, dated July 28, 2000, from AXA Financial to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with the form of global Senior Note	Filed as Exhibit 4.18(d) to the registrant’s Current Report on Form 8-K dated July 31, 2000 and incorporated herein by reference

9.1(a)	Voting Trust Agreement dated as of May 12, 1992, among AXA, Claude Bébéar, Patrice Garnier and Henri de Clermont-Tonnerre	Filed as Exhibit 9 to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

9.1(b)	First Amendment dated January 22, 1997 to the Voting Trust Agreement dated as of May 12, 1992	Filed as Exhibit 9(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

9.1(c)	Amended and Restated Voting Trust Agreement dated May 12, 2002	Filed as Exhibit 9.1(c) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(d) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(e) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

Number	Description	Method of Filing

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between AXA Equitable and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.4	The Amended and Restated Transfer Agreement dated as of February 23, 1993, as amended and restated on May 28, 1993, among Alliance, Equitable Capital and Equitable Investment Corporation	Filed as Exhibit 19 to the registrant’s Statement on Schedule 13D dated July 29, 1993 and incorporated herein by reference

10.5	Management Compensation Arrangements with Messrs. Bébéar and de Castries	Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.6	Exchange Agreement dated as of September 27, 1994, between AXA and AXA Financial	Filed as Exhibit 10.01 to registrant’s Form S-4 Registration Statement (No. 33-84462), dated September 28, 1994 and incorporated herein by reference

10.7	Employment Agreement dated May 11, 2001 between AXA Financial, AXA Equitable and Christopher M. Condron +	Filed as Exhibit 10.16 to the registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

13.1	AllianceBernstein Risk Factors	Filed herewith

18	Preferability Letter from PricewaterhouseCoopers LLP	Filed as Exhibit 18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of KPMG LLP (regarding AllianceBernstein L.P. and subsidiaries)	Filed herewith

23.3	Consent of KPMG LLP (regarding AllianceBernstein Holding L.P.)	Filed herewith

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

Number	Description	Method of Filing

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

+               Denotes management contract or compensatory plan.