Form 10-Q
period 2008-06-30
AXA FINANCIAL INC
filed 2008-08-11
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2008

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

As of August 11, 2008, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
	• Consolidated Balance Sheets, June 30, 2008 and December 31, 2007	4
	• Consolidated Statements of Earnings, Three Months and Six Months Ended June 30, 2008 and	5
	2007
	• Consolidated Statements of Shareholder’s Equity, Six Months Ended June 30, 2008 and 2007	6
	• Consolidated Statements of Cash Flows, Six Months Ended June 30, 2008 and 2007	7
	• Notes to Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management Narrative)	30

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	35

Item 4(T):	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	36

Item 1A:	Risk Factors	36

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3:	Defaults Upon Senior Securities	36

Item 4:	Submission of Matters to a Vote of Security Holders	36

Item 5:	Other Information	36

Item 6:	Exhibits	36

SIGNATURES		37

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31,
	(Unaudited)	2007
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$34,180.0	$35,663.7
Mortgage loans on real estate	5,333.4	5,210.4
Equity real estate, held for the production of income	376.7	382.0
Policy loans	5,049.0	5,037.3
Other equity investments	1,979.0	1,997.2
Trading securities	605.5	573.3
Other invested assets	1,183.8	1,212.4
Total investments	48,707.4	50,076.3
Cash and cash equivalents	3,220.7	2,055.8
Cash and securities segregated, at estimated fair value	1,799.6	2,370.0
Broker-dealer related receivables	1,397.9	1,623.5
Deferred policy acquisition costs	9,898.2	9,369.9
Goodwill and other intangible assets, net	5,352.6	5,380.7
Value of business acquired	627.5	610.2
Amounts due from reinsurers	3,418.4	3,435.7
Loans to affiliates	662.7	691.4
Other assets	3,727.1	3,647.7
Separate Accounts’ assets	92,282.2	100,011.1

Total Assets	$171,094.3	$179,272.3

LIABILITIES
Policyholders’ account balances	$28,215.5	$28,420.5
Future policy benefits and other policyholders liabilities	22,920.7	22,934.1
Broker-dealer related payables	307.4	595.1
Customers related payables	2,220.1	2,722.2
Short-term and long-term debt	2,089.3	2,381.5
Loans from affiliates	1,530.0	1,345.0
Income taxes payable	2,760.5	2,580.3
Other liabilities	4,711.5	4,936.6
Separate Accounts’ liabilities	92,282.2	100,011.1
Minority interest in equity of consolidated subsidiaries	1,749.1	1,681.2
Minority interest subject to redemption rights	143.0	142.7
Total liabilities	158,929.3	167,750.3

Commitments and contingent liabilities (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,272.9	1,250.0
Retained earnings	12,013.0	10,863.8
Accumulated other comprehensive loss	(1,056.7)	(478.8)
Treasury shares, at cost	(68.1)	(116.9)
Total shareholder’s equity	12,165.0	11,522.0

Total Liabilities and Shareholder’s Equity	$171,094.3	$179,272.3

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$800.1	$728.0	$1,574.9	$1,406.8
Premiums	376.5	386.8	768.8	778.7
Net investment income	625.3	680.4	1,999.7	1,489.3
Investment (losses) gains, net	(23.3)	(3.0)	(37.6)	17.5
Commissions, fees and other income	1,089.6	1,303.1	2,840.5	2,569.8
Total revenues	2,868.2	3,095.3	7,146.3	6,262.1

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	740.2	730.4	1,600.4	1,501.3
Interest credited to policyholders’ account balances	288.9	293.8	582.1	586.8
Compensation and benefits	673.2	758.5	1,357.8	1,459.8
Commissions	343.1	416.9	694.1	816.2
Distribution plan payments	78.7	84.8	157.9	162.5
Amortization of deferred sales commissions	20.5	24.8	42.5	49.5
Interest expense	48.4	68.3	103.2	131.7
Amortization of deferred policy acquisition costs
and value of business acquired	(282.6)	191.0	549.7	422.7
Capitalization of deferred policy acquisition costs	(376.8)	(460.0)	(760.8)	(895.5)
Rent expense	71.7	61.9	144.4	125.2
Amortization of other intangible assets	9.8	41.7	19.5	49.8
Other operating costs and expenses	315.5	330.7	667.2	658.7
Total benefits and other deductions	1,930.6	2,542.8	5,158.0	5,068.7

Earnings from continuing operations before income taxes and minority interest	937.6	552.5	1,988.3	1,193.4
Income taxes	(277.7)	(176.0)	(628.1)	(375.8)
Minority interrest in net income of consolidated subsidiaries	(127.5)	(123.3)	(215.2)	(226.8)

Earnings from continuing operations	532.4	253.2	1,145.0	590.8
Losses from discontinued operations, net of income taxes	(.4)	(17.3)	(1.6)	(13.2)
Gains (losses) on disposal of discontinued operations, net of	(1.7)	(2.0)	5.8	(6.8)
income taxes
Net Earnings	$530.3	$233.9	$1,149.2	$570.8

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	1,250.0	1,122.4
Changes in capital in excess of par value	22.9	16.3
Capital in excess of par value, end of period	1,272.9	1,138.7

Retained earnings, beginning of year	10,863.8	9,494.7
Cumulative effect adjustment to adopt FIN 48	-	44.8
Retained earnings, beginning of year as adjusted	10,863.8	9,539.5
Net earnings	1,149.2	570.8
Retained earnings, end of period	12,013.0	10,110.3

Accumulated other comprehensive loss, beginning of year	(478.8)	(378.9)
Other comprehensive loss	(577.9)	(269.2)
Accumulated other comprehensive loss, end of period	(1,056.7)	(648.1)

Treasury shares at cost, beginning of year	(116.9)	(223.5)
Changes in treasury shares	48.8	71.4
Treasury shares at cost, end of period	(68.1)	(152.1)

Total Shareholder’s Equity, End of Period	$12,165.0	$10,452.7

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$1,149.2	$570.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	582.1	586.8
Universal life and investment-type product policy fee income	(1,574.9)	(1,406.8)
Net change in broker-dealer customer related receivables/payables	(714.3)	(422.8)
Change in investment income related to derivatives	(552.1)	228.9
Investment losses (gains), net	37.8	(17.5)
Change in segregated cash and securities, net	570.4	394.0
Change in deferred policy acquisition costs and value of business acquired	(211.1)	(472.8)
Change in future policy benefits	84.0	3.5
Change in income taxes payable	475.6	93.0
Change in accounts payable and accrued expenses	119.9	505.5
Amortization of deferred sales commission	42.5	49.5
Other depreciation and amortization	93.3	110.5
Amortization of other intangibles	19.5	49.8
Change in fair value of guaranteed minimum income benefit reinsurance contracts	(184.8)	48.1
Minority interest in net income of consolidated subsidiaries	215.2	226.8
Other, net	(104.7)	(180.2)

Net cash provided by operating activities	47.6	367.1

Cash flows from investing activities:
Maturities and repayments	1,318.2	1,768.3
Sales of investments	697.3	1,507.2
Purchases of investments	(1,867.3)	(2,665.4)
Change in short-term investments	(2.4)	9.1
Purchase of minority interest in consolidated subsidiary	-	(745.7)
Decrease in loans to affiliates	-	400.0
Increase in loans to affiliates	(2.4)	(2.0)
Change in capitalized software, leasehold improvements and EDP equipment	(82.0)	(93.7)
Other, net	585.2	(272.1)

Net cash provided by (used in) investing activities	646.6	(94.3)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 - CONTINUED
(UNAUDITED)

	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,194.5	$2,400.0
Withdrawals and transfers to Separate Accounts	(1,448.6)	(2,495.1)
Repayments of long-term debt	(250.0)	-
Proceeds from loans from affiliates	250.0	700.0
Repayment of loans from affiliates	(65.0)	(350.0)
Other, net	(210.2)	(80.5)

Net cash provided by financing activities	470.7	174.4

Change in cash and cash equivalents	1,164.9	447.2
Cash and cash equivalents, beginning of year	2,055.8	1,771.6

Cash and Cash Equivalents, End of Period	$3,220.7	$2,218.8

Supplemental cash flow information
Interest Paid	$66.0	$80.3
Income Taxes Paid	$185.0	$215.0

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2008” and “second quarter 2007” refer to the three months ended June 30, 2008 and 2007, respectively.  The terms “first half of 2008” and “first half of 2007” refer to the six months ended June 30, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

In addition, net cash provided by operations of $285.1 million for the first six months of 2007 reported in the second quarter 2007 Form 10-Q was revised to $367.1 million, an increase of $82.0 million, to reflect a change in the classification of several special bank accounts for the exclusive benefit of AllianceBernstein customers with balances of $67.2 million and $145.9 million at June 30, 2007 and December 31, 2006, respectively, from Cash and cash equivalents to Cash and securities segregated.

In second quarter 2007, AXA Financial announced that USFL would cease marketing new business effective July 20, 2007.  As a result, AXA Financial recorded a pre-tax charge of $30.4 million ($19.8 million post-tax) due to the writedown of the intangible asset related to USFL’s insurance distribution system.  In addition, AXA Financial recorded a pre-tax $4.7 million charge ($3.0 million post-tax) in second quarter 2007 related to severance costs.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENT

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

New Accounting Pronouncement

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

For the second quarter and first half of 2008 and of 2007, investment income is shown net of investment expenses of $41.5 million, $86.9 million, $89.3 million and $181.8 million, respectively.

As of June 30, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $35.53 billion and $35.67 billion, respectively.  Also at June 30, 2008 and December 31, 2007, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $74.6 million and $186.6 million and costs of $54.5 million and $147.7 million as well as other equity securities with carrying values of $22.9 million and $42.1 million and costs of $25.5 million and $49.1 million.

As of June 30, 2008 and December 31, 2007, respectively, AXA Financial Group’s trading account securities had amortized costs of $671.4 million and $587.5 million.

In the second quarter and the first half of 2008 and of 2007, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings on the General Account’s investment in Separate Accounts, of $5.9 million, $(79.9) million, $55.4 million and $70.2 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first half of 2008 and 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $299.8 million and $1.07 billion, respectively.  Gross gains of $5.1 million and $6.3 million and gross losses of $7.8 million and $14.3 million were realized on these sales for the first half of 2008 and of 2007, respectively.  Unrealized net investment losses related to fixed maturities classified as available for sale increased by $1.35 billion during the first half of 2008, resulting in a net unrealized loss balance of $1.36 billion at June 30, 2008.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Six Months Ended June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.4	$13.0
Deductions for writedowns and asset dispositions	(.1)	(3.3)
Balances, End of Period	$1.3	$9.7

Impaired mortgage loans along with the related investment valuation allowances follow:

	June 30, 2008	December 31, 2007
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$11.2	$11.4
Impaired mortgage loans with investment valuation allowances	2.9	2.7
Recorded investment in impaired mortgage loans	14.1	14.1
Investment valuation allowances	(1.3)	(1.4)
Net Impaired Mortgage Loans	$12.8	$12.7

During the first half of 2008 and 2007, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $15.0 million and $91.3 million.  Interest income recognized on these impaired mortgage loans totaled $0.5 million and $2.4 million for the first half of 2008 and 2007, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2008 and December 31, 2007, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $9.9 million and $10.0 million.

In the first half of 2007, AXA Financial Group purchased interest rate floors with a notional amount of $3.00 billion.  Cash paid for these interest rate floors totaled $81.0 million.  For the second quarter and first half of 2008 and 2007, respectively, increases (declines) in the fair value of these interest rate floors totaled $(89.4) million, $22.4 million, $(29.6) million and $(37.7) million and were reported in Net investment income in the consolidated statements of earnings.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	June 30,	December 31,
	2008	2007
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,597.2	$8,657.3
Other liabilities	88.7	115.2
Total Closed Block liabilities	8,685.9	8,772.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,692.1 and $5,816.6)	5,481.2	5,825.6
Mortgage loans on real estate	1,142.9	1,099.3
Policy loans	1,193.7	1,197.5
Cash and other invested assets	5.7	4.7
Other assets	335.3	240.1
Total assets designated to the Closed Block	8,158.8	8,367.2

Excess of Closed Block liabilities over assets designated to the Closed Block	527.1	405.3

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income
tax benefit (expense) of $73.8 and $(3.2)	(137.0)	5.9

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$390.1	$411.2

AXA Equitable’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In Millions)
REVENUES:
Premiums and other income	$99.0	$104.3	$200.9	$210.0
Investment income (net of investment
expenses of $.3, $0, $.8 and $0)	124.4	124.4	250.3	251.6
Investment (losses) gains, net	(4.0)	3.0	(4.7)	3.9
Total revenues	219.4	231.7	446.5	465.5

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	203.5	212.3	412.5	427.6
Other operating costs and expenses	.7	.6	1.5	1.4
Total benefits and other deductions	204.2	212.9	414.0	429.0

Net revenues before income taxes	15.2	18.8	32.5	36.5
Income tax expense	(5.3)	(6.4)	(11.4)	(12.3)
Net Revenues	$9.9	$12.4	$21.1	$24.2

Reconciliation of the AXA Equitable policyholder dividend obligation is as follows:

	Six Months Ended June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$-	$3.2
Unrealized investment losses	-	(3.2)
Balances, End of Period	$-	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	June 30,	December 31,
	2008	2007
	(In Millions)
CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$7,010.4	$7,072.0
Policyholder dividend obligation	16.7	129.4
Other liabilities	43.1	48.1
Total Closed Block liabilities	7,070.2	7,249.5

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value
(amortized cost $4,084.1 and $4,106.4)	3,941.6	4,082.5
Mortgage loans on real estate	895.8	810.3
Policy loans	938.8	951.3
Cash and other invested assets	31.9	152.6
Other assets	298.3	261.5
Total assets designated to the Closed Block	6,106.4	6,258.2

Excess of Closed Block liabilities over assets designated to the Closed Block	963.8	991.3

Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of policyholder
dividend obligation of $(142.5) and $(23.9)	-	-

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$963.8	$991.3

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Millions)
REVENUES:
Premiums and other income	$82.3	$85.0	$161.8	$165.1
Investment income (net of
investment expenses of $0,
$1.7, $0 and $3.1)	84.7	90.2	171.2	174.1
Investment gains (losses), net	4.3	(2.3)	4.9	(1.3)
Total revenues	171.3	172.9	337.9	337.9

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	149.3	149.0	294.1	290.5
Other operating costs and expenses	1.0	1.1	1.6	1.7
Total benefits and other deductions	150.3	150.1	295.7	292.2

Net revenues before income taxes	21.0	22.8	42.2	45.7
Income tax expense	(7.4)	(8.0)	(14.7)	(16.0)
Net Revenues	$13.6	$14.8	$27.5	$29.7

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Six Months Ended June 30,
	2008	2007
	(In Millions)

Balance, beginning of year	$129.4	$109.6
Applicable to net revenues	5.9	8.6
Unrealized investment losses	(118.6)	(66.6)
Balance, End of Period	$16.7	$51.6

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations includes Wind-up Annuities, equity real estate held-for-sale and Enterprise.  The following table reconciles the (Losses) earnings from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the second quarter and first half of 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(.5)	$-	$.4
Real estate held-for-sale	.3	(13.6)	1.7	(10.8)
Disposal of business - Enterprise	(.7)	(3.2)	(3.3)	(2.8)
Total	$(.4)	$(17.3)	$(1.6)	$(13.2)

(Losses) Gains on Disposal of Discontinued
Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$-	$6.3	$-
Disposal of business - Enterprise	(1.7)	(2.0)	(.5)	(6.8)
Total	$(1.7)	$(2.0)	$5.8	$(6.8)

Wind-up-Annuities

Summarized financial information for Wind-up Annuities follows:

	June 30,	December 31,
	2008	2007
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $686.2 and $696.3)	$678.7	$705.0
Equity real estate	163.8	165.0
Mortgage loans on real estate	1.6	2.2
Other invested assets	.8	1.8
Total investments	844.9	874.0
Other assets	44.0	27.3
Total Assets	$888.9	$901.3

Policyholders liabilities	$739.2	$756.1
Other liabilities	149.7	145.2
Total Liabilities	$888.9	$901.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)
STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $4.7, $4.8, $9.3 and $9.8)	$15.5	$16.5	$31.4	$32.9
Investment gains, net	-	2.8	.8	4.3
Total revenues	15.5	19.3	32.2	37.2

Benefits and other deductions	18.4	20.4	37.7	39.1
Losses charged to
allowance for future losses	(2.9)	(1.1)	(5.5)	(1.9)
Pre-tax earnings (loss) from operations	-	-	-	-

Pre-tax losses from strengthening the
allowance for future losses	-	(1.1)	-	(.1)
Income tax benefit	-	.6	-	.5
(Loss) Earnings from Wind-up Annuities	$-	$(.5)	$-	$.4

AXA Financial Group’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of AXA Financial Group’s annual planning process.  These updated assumptions and estimates resulted in strengthening the allowance in the second quarter and first half of 2007.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonably assured future net investing and operating cash flows.  Included in Other assets at June 30, 2008 were $39.6 million of deferred operating losses which management believes are offset by projections of reasonably assured future net investing and operating cash flows.

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

Enterprise

In the first half of 2008, changes in the reserve estimate resulted in a benefit of $1.8 million pre-tax ($1.2 million post-tax) being recorded. In first half of 2007, an expense of $10.3 million pre-tax ($6.8 million post-tax) for severance and transaction costs was recorded as a result of disposition of the AXA Enterprise Funds to GSAM.  In first half of 2008 and 2007, respectively, impairments of $2.7 million pre-tax ($1.7 million post-tax) and $5.7 million pre-tax ($3.7 million post-tax) were recorded on intangible assets associated with investment management and distribution contracts based upon estimated fair value.  Proceeds received on the disposition of the AXA Enterprise funds in first half 2008 totaled $3.3 million.  At June 30, 2008 and December 31, 2007, respectively, the balances of these intangible assets were zero and $6.0 million.

Real Estate Held-for-Sale

At December 31, 2007, equity real estate held-for-sale of $121.7 million was included in Other assets.  No balance was held at June 30, 2008.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$254.4	$310.3	$564.7
Paid guarantee benefits	(17.3)	(1.8)	(19.1)
Other changes in reserve	77.5	39.8	117.3
Balance at June 30, 2008	$314.6	$348.3	$662.9

Balance at January 1, 2007	$164.4	$228.6	$393.0
Paid guarantee benefits	(14.2)	(1.7)	(15.9)
Other changes in reserve	61.3	6.1	67.4
Balance at June 30, 2007	$211.5	$233.0	$444.5

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$28.7	$24.1
Paid guarantee benefits	(4.8)	(5.0)
Other changes in reserve	8.9	7.6
Balances, End of Period	$32.8	$26.7

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2008 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$10,815	$595	$288	$852	$12,550
Separate Accounts	$26,938	$8,827	$6,194	$30,754	$72,713
Net amount at risk, gross	$850	$1,089	$2,028	$4,109	$8,076
Net amount at risk, net of
amounts reinsured	$850	$957	$1,292	$4,092	$7,191
Average attained age of
contractholders	49.6	61.9	65.6	61.8	53.3
Percentage of contractholders
over age 70	7.6%	22.6%	38.3%	21.8%	12.6%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$80	$1,110	$1,190
Separate Accounts	N/A	N/A	$3,967	$41,063	$45,030
Net amount at risk, gross	N/A	N/A	$571	-	$571
Net amount at risk, net of
amounts reinsured	N/A	N/A	$155	-	$155
Weighted average years remaining
until annuitization	N/A	N/A	1.8	7.9	7.2
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$44,995	$50,567
Fixed income	4,568	4,693
Balanced	20,872	20,590
Other	2,278	2,243
Total	$72,713	$78,093

GMIB:
Equity	$26,135	$27,966
Fixed income	2,542	2,711
Balanced	15,239	14,816
Other	1,114	1,025
Total	$45,030	$46,518

C)  Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes a combination of exchange-traded futures contracts and interest rate swap and floor contracts that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At June 30, 2008, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $54.11 billion and $5.32 billion, respectively, with the GMDB feature and $35.72 billion and $1.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the derivative contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

In second quarter 2008, management refined the methodology used to project the effects of the futures contracts used to hedge certain risks associated with the GMDB/GMIB features of the Accumulator® series of variable annuity contracts.  This refinement resulted in DAC unlocking attributable to the recognition of higher estimated future margins and an adjustment of approximately $540.0 million ($351.0 million after-tax) reported as a decrease in DAC amortization in second quarter 2008.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2008	$135.0	$-	$135.0
Other changes in reserves	44.0	-	44.0
Balance at June 30, 2008	$179.0	$-	$179.0

Balance at January 1, 2007	$66.8	$-	$66.8
Other changes in reserves	23.7	-	23.7
Balance at June 30, 2007	$90.5	$-	$90.5

7)	FAIR VALUE DISCLOSURES

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$291.7	$31,147.8	$2,740.5	$34,180.0
Other equity investments	95.2	-	2.4	97.6
Trading securities	605.4	-	.1	605.5
Other invested assets	-	332.8	175.9	508.7
Loans to affiliates	-	656.3	-	656.3
Cash equivalents	2,680.5	23.0	-	2,703.5
Segregated securities	1,799.6	-	-	1,799.6
GMIB reinsurance contracts	-	-	309.4	309.4
Separate Accounts’ assets	90,685.5	1,570.0	26.7	92,282.2
Total Assets	$96,157.9	$33,729.9	$3,255.0	$133,142.8

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At June 30, 2008, investments classified as Level 2 comprise approximately 25.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $2.72 billion AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2008 were approximately $610.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $1.88 billion of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at June 30, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

The table below presents a reconciliation for all Level 3 assets for second quarter and the first half of 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed	Other
	Maturities	Equity	Other	GMIB	Separate
	Available	Investments	Invested	Reinsurance	Accounts
	For Sale	(1)	Assets	Assets	Assets

Discrete second quarter:
Balance, April 1, 2008	$2,673.9	$3.0	$291.3	$530.7	$27.7
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.6	-	(124.4)	-	-
Investment gains
(losses), net	(32.8)	(.4)	-	-	.6
Commissions, fees and
other income	-	-	-	(236.0)	-
Subtotal	(32.2)	(.4)	(124.4)	(236.0)	.6
Other comprehensive
income	10.7	-	-	-	-
Purchases/issuances and
sales/settlements, net	28.3	(.1)	9.1	14.7	(1.6)
Transfers into/out of
Level 3	59.8	-	(.1)	-	-
Balance, June 30, 2008	$2,740.5	$2.5	$175.9	$309.4	$26.7

First half of 2008:
Balance, December 31, 2007	$3,103.7	$3.9	$158.0	$124.6	$41.2
Impact of adopting
SFAS No. 157, included
in earnings	-	-	-	209.2	-
Balance, January 1, 2008	3,103.7	3.9	158.0	333.8	41.2
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.7	-	5.9	-	-
Investment gains
(losses), net	(47.4)	(1.3)	-	-	(4.8)
Commissions, fees and
other income	-	-	-	(54.5)	-
Subtotal	(46.7)	(1.3)	5.9	(54.5)	(4.8)
Other comprehensive
income	(424.3)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(27.2)	(.1)	9.1	30.1	(9.7)
Transfers into/out of
Level 3	135.0	-	2.9	-	-
Balance, June 30, 2008	$2,740.5	$2.5	$175.9	$309.4	$26.7

(1)	Includes Trading securities’ Level 3 amount.

The table below details changes in unrealized gains (losses) for the discrete second quarter and first half of 2008 by category for Level 3 assets still held at June 30, 2008:

	Earnings
		Investment	Commissions,	Other Comprehensive Income
	Net	Gains	Fees and
	Investment	(Losses),	Other
	Income	Net	Income
	(In Millions)
Level 3 Instruments:
Second Quarter 2008
Still Held at June 30, 2008:
Change in unrealized gains or losses
Fixed maturities
available for sale	$-	$-	$-	$10.1
Other equity investments	-	-	-	-
Other invested assets	(115.3)	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	(236.0)	-
Separate Accounts’ assets	-	.6	-	-
Total	$(115.3)	$.6	$(236.0)	$10.1

First Half of 2008
Still Held at June 30, 2008:
Change in unrealized gains or losses
Fixed maturities
available for sale	$-	$-	$-	$(423.8)
Other equity investments	-	-	-	-
Other invested assets	15.0	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	(54.5)	-
Separate Accounts’ assets	-	(4.1)	-	-
Total	$15.0	$(4.1)	$(54.5)	$(423.8)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In second quarter and the first half of 2008, no assets were measured at fair value on a non-recurring basis.

8)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified and non-qualified plans follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$14.5	$14.1	$29.1	$28.1
Interest cost on projected benefit obligation	48.5	45.8	96.9	91.6
Expected return on assets	(57.6)	(56.5)	(115.3)	(113.0)
Net amortization and deferrals	13.4	17.3	26.1	34.7
Net Periodic Pension Expense	$18.8	$20.7	$36.8	$41.4

Components of net postretirement benefit costs follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$.7	$.8	$1.3	$1.6
Interest cost on accumulated postretirement
benefit obligation	8.9	9.0	17.9	18.0
Net amortization and deferrals	1.2	1.9	2.1	3.7
Net Postretirement Benefits	$10.8	$11.7	$21.3	$23.3

Components of net postemployment benefit costs follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$1.2	$1.4	$2.4	$2.8
Interest cost projected benefit obligation	.4	.5	.8	1.0
Net Periodic Postemployment Costs	$1.6	$1.9	$3.2	$3.8

On June 27, 2008, AXA Financial announced certain benefit plans changes.  Subject to specific grandfathering provisions, active participants in certain MONY Life retirement plans will accrue future benefits under formulas the same as or similar to those provided under AXA Equitable plans.  Some of these changes will take effect as of October 1, 2008 while others will take effect as of January 1, 2009.  In addition, effective January 1, 2009, certain sales force participants under AXA Equitable’s non-qualified pension plan will receive their plan benefits on an annual basis rather than after separation from service.  Also, retiree life coverage for former MONY Life employees and sales force will be adjusted to the standard amount offered under the AXA Equitable Group Life Insurance Plan as of January 1, 2009, subject to certain grandfathering provisions.  In second quarter 2008, AXA Financial recognized an aggregate reduction in its pension and other postretirement benefits obligations of approximately $35.3 million resulting from remeasurement of the respective benefit obligations coincident with announcement of these modifications in benefits entitlements.  This reduction was reflected as an increase in other comprehensive income and will reduce net periodic benefit cost in future periods based on applicable recognition or amortization requirements.

9)	SHARE-BASED COMPENSATION PROGRAMS

For the second quarter and first half of 2008 and of 2007, respectively, AXA Financial Group recognized compensation costs of $21.6 million, $41.2 million, $32.4 million and $49.1 million for share-based payment arrangements.

On April 1, 2008, approximately 3.0 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 21.51 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  In addition, approximately 0.5 million of the total options awarded on April 1, 2008 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between April 1, 2008 and April 1, 2012.  All of the options granted on April 1, 2008 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $5.70 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 34.7%, a weighted average expected term of 6.0 years, an expected dividend yield of 7.12% and a risk-free interest rate of 4.19%.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures of approximately $14.8 million, is being charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In second quarter 2008, AXA Financial Group recognized compensation expense of approximately $6.3 million in respect of the April 1, 2008 grant of options.

On April 1, 2008, under the terms of the AXA Performance Unit Plan 2008, the AXA Management Board awarded 995,031 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2008 plan cliff-vest on the second anniversary of their date of award.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2008 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2010.  In second quarter 2008, AXA Financial Group recognized compensation expense of approximately $6.2 million in respect of the April 1, 2008 grant of performance units.

On June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards expected to vest on April 1, 2010 under the terms of the AXA Performance Unit Plan 2008.  Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR based on 773,000 notional shares.  The forward purchase contract requires AXA Financial to take delivery of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7.4 million.  The forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheet at June 30, 2008 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

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

As a result of the implementation of FIN 48 as of January 1, 2007, AXA Financial Group recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $590.7 million.  Of that total, $425.1 million would affect the effective tax rate and $165.6 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At June 30, 2008 and December 31, 2007, respectively, the total amount of unrecognized tax benefits were $620.1 million and $537.0 million, of which $456.4 million and $386.1 million would affect the effective rate and $163.7 million and $150.9 million would not affect the effective rate.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at June 30, 2008 and December 31, 2007 were $78.7 million and $80.2 million, respectively.  Tax expense for second quarter and first half of 2008 and 2007, respectively, included $(7.2) million, $(1.5) million, $4.1 million and $8.2 million of interest (credits) expense related to unrecognized tax benefits.

The IRS completed its examination of AXA Financial’s 2002 and 2003 Federal corporate income tax returns and issued its Revenue Agent’s Report on May 16, 2008.  AXA Financial will appeal certain issues to the Appeals Division of the IRS.  A review of prior year positions, additions for the current period and the effect of the Revenue Agent’s Report noted above resulted in an increase of unrecognized tax benefits of $77.4 million in second quarter 2008.  The IRS also completed its examination of the MONY Group’s returns for 2002 through the date of acquisition by AXA Financial and issued its Revenue Agent’s Report on July 18, 2008.  The MONY Group has agreed to all of the proposed adjustments and the results of that Report will be reflected in AXA Financial Group’s consolidated financial results in third quarter 2008.  It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the conclusion of these IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

In Hirt, in April 2008, oral arguments on the appeal and cross-appeal were held.  In July 2008, the Court of Appeals affirmed the lower court decision that the cash balance plan does not violate the age discrimination provisions of ERISA and that plaintiffs’ claims also were barred by the statute of limitations.  Plaintiffs have filed a motion for rehearing at the appellate court level.

In Centre Life Insurance Company, the arbitration commenced in March 2008 and concluded in July 2008.  At the March 2008 arbitration hearing, Centre revised its damages claim to $207.2 million plus statutory interest and attorneys’ fees.  The arbitration panel’s decision is pending.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2007, and believes that the ultimate resolution of the litigation described above involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2007 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

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

12)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$1,815.5	$1,951.1	$5,080.6	$4,084.7
Investment Management (1)	1,073.9	1,168.5	2,108.3	2,224.9
Consolidation/elimination	(21.2)	(24.3)	(42.6)	(47.5)
Total Revenues	$2,868.2	$3,095.3	$7,146.3	$6,262.1

(1) Net of interest expense incurred on securities borrowed.
Segment earnings from continuing
operations before income taxes
and minority interest:
Financial Advisory/Insurance	$619.0	$213.2	$1,419.4	$577.5
Investment Management	318.6	339.5	569.4	616.1
Consolidation/elimination	-	(.2)	(.5)	(.2)
Total Earnings from Continuing
Operations before Income Taxes
and Minority Interest	$937.6	$552.5	$1,988.3	$1,193.4

	June 30,	December 31,
	2008	2007
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$157,173.2	$163,056.9
Investment Management	13,976.8	16,243.6
Consolidation/elimination	(55.7)	(28.2)
Total Assets	$171,094.3	$179,272.3

On February 23, 2007, AXA Financial Group acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%.  As a result of this transaction AXA Financial Group recorded additional Goodwill of $392.8 million and other intangible assets of $209.5 million relating to investment management contracts.  Minority interest subject to redemption rights on the consolidated balance sheets represent the remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders.  Those remaining Units may be sold to AXA Financial pursuant to the AB Put at the prevailing market price through October 2, 2010.  At June 30, 2008 and December 31, 2007, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 63.0% and 63.2%, respectively.

13)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Net earnings	$530.3	$233.9	$1,149.2	$570.8

Change in unrealized losses,
net of reclassification adjustment	(278.3)	(319.5)	(618.0)	(294.0)
Change in defined benefit plan related items
not yet recognized in periodic benefit cost,
net of reclassification adjustment	31.4	12.4	40.1	24.8

Other comprehensive loss	(246.9)	(307.1)	(577.9)	(269.2)

Comprehensive Income (Loss)	$283.4	$(73.2)	$571.3	$301.6

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

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net earnings for AXA Financial Group were $1.15 billion for the first half of 2008, an increase of $578.4 million from the $570.8 million in the first half of 2007.  In the first half of 2008 and of 2007, respectively, pre-tax losses of $3.3 million ($3.8 million post-tax) and $12.3 million ($9.6 million post-tax) were recognized related to the discontinued Enterprise operations and the related transfer of AXA Enterprise Funds to Goldman Sachs Asset Management L.P.  Gains (losses) from held-for-sale real estate were $12.4 million ($8.0 million post-tax) and $(16.8) million ($(10.9) million post-tax), respectively, for the first half of 2008 and of 2007.  Earnings from continuing operations were $1.15 billion for the first half of 2008, an increase of $554.2 million from the $590.8 million reported in the first half of 2007.

Earnings from continuing operations before income taxes and minority interest were $1.99 billion for the first six months of 2008, an increase of $794.9 million from the $1.19 billion in the year earlier period.  There was an $841.9 million increase in the Financial Advisory/Insurance segment’s earnings to $1.42 billion primarily due to higher investment income and higher commissions, fees and other income both of which were primarily due to increases in the fair value of derivative instruments in the first half of 2008.  The Investment Management segment’s earnings were $569.4 million, $46.7 million lower than in the first six months of 2007 principally due to lower earnings at AllianceBernstein.  The Investment Management segment’s earnings in the 2008 and 2007 periods included $8.3 million and $8.2 million, respectively, from contingent payments related to AllianceBernstein’s 2005 disposition of its cash management business to Federated.

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

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.  Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis.  Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations.  In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings.  Conversely, in periods of equity and interest rate market declines such as those that existed in the first half of 2008, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings.  Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues.  In the first six months of 2008, revenues increased $884.2 million to $7.15 billion from $6.26 billion in the first six months of 2007.  The $995.9 million increase in the Financial Advisory/Insurance segment’s revenues to $5.08 billion was principally due to increases in investment income, commissions, fees and other income and policy fee income while the $116.6 million decrease in revenues to $2.11 billion for the Investment Management segment resulted principally from investment losses at AllianceBernstein on its trading portfolio in the 2008 half-year as compared to investment income in the 2007 period.

In the first half of 2008, policy fee income was $1.57 billion, $168.1 million higher than the $1.41 billion in the first six months of 2007.  This increase resulted from fees earned on higher average Separate Account balances.

Net investment income increased $510.4 million to $2.00 billion in the first six months of 2008 as compare to $1.49 billion in the comparable 2007 period as the $634.8 million increase in the Financial Advisory/Insurance segment income was partially offset by a $123.7 million decline in the Investment Management segment.  The Financial Advisory/Insurance segment’s increase to $2.02 billion was primarily due to an increase rather than decrease in the fair value of derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts ($553.7 million in the first half of 2008 as compared to $(228.8) million in the first six months of 2007).  The derivatives driven increase in the first half of 2008 was reduced by lower investment income from equity limited partnerships, fixed maturities and Separate Accounts surplus of $98.8 million, $35.4 million and $28.4 million, respectively, offset by $20.5 million higher income from mortgage loans.  The Investment Management segment’s decrease was due to market value changes on trading securities portfolio related to AllianceBernstein’s deferred compensation plan obligations which experienced depreciation of $70.4 million in the first six months of 2008 as compared to $53.0 million in appreciation in the 2007 period.

Investment losses totaling $37.6 million in the first six months of 2008, as compared to gains of $17.5 million in the first six months of 2007, were primarily due to the Insurance/Financial Advisory segment’s $57.5 million higher losses in the 2008 period.  The investment losses for this segment were primarily related to higher writedowns ($65.3 million in the first half of 2008 as compared to $19.5 million in first six months of 2007) and lower gains from sales ($2.0 million in the 2008 period as compared to $9.4 million in comparable 2007 period) on the General Account’s fixed maturities portfolio.  Additionally, the $3.9 million lower gains on equity real estate were partially offset by $2.1 million higher gains from the mortgage portfolio.  The Investment Management segment’s $2.4 million increase in investment gains to $22.2 million in the first half of 2008 was principally due to $3.7 million higher gains from sales of investments offset by lower non-cash gains in the first half of 2008 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans ($8.2 million as compared to $9.5 million in the 2007 period).

In the first six months of 2008, commissions, fees and other income increased $270.7 million to $2.84 billion from the $2.57 billion reported in the first half of 2007 with increases of $260.4 million and $4.7 million being reported by the Financial Advisory/Insurance and Investment Management segments, respectively.  The Financial Advisory/Insurance segment’s increase to $777.2 million in the first six months of 2008 from $516.8 million in the first half of 2007 was due to the $209.2 million increase in the fair value of the GMIB reinsurance contracts due to the initial adoption of SFAS No. 157 and higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  In the first six months of 2008, the fair value of these contracts decreased $24.4 million as compared to the $48.1 million decrease in during the first half of 2007 due to market fluctuations.  The Investment Management segment’s increase was principally due to the $26.9 million increase in institutional research services, offset by $13.9 million lower distribution revenues and $8.8 million lower investment advisory and services fees at AllianceBernstein in the first six months of 2008 as compared to the comparable 2007 period.  The increase in institutional research services to $228.7 million primarily resulted from higher trading volumes in the U.S. being partially offset by decreases in market share and pricing.  The distribution revenues’ decrease to $217.2 million in the first half of 2008 was principally due to lower fees from both the U.S. and non-U.S. funds.  The decrease to $1.61 billion in investment advisory and services fees was primarily due to lower performance fees.

Benefits and Other Deductions.  Total benefits and other deductions increased $89.3 million to $5.16 billion in the first half of 2008 as the Financial Advisory/Insurance segment’s reported increase of $154.0 million was partially offset by the $69.9 million decrease for the Investment Management segment.

Policyholders’ benefits totaled $1.60 billion, an increase of $99.1 million from the $1.50 billion reported for the first six months of 2007.  The increase was principally due to an $88.6 million increase in the GMDB/GMIB reserves as compared to the 2007 period’s increase of $51.6 million due to reductions in interest rates, changes in market conditions and the growth of the business and an increase of $44.0 million in no-lapse guarantee reserves as compared to the $19.5 increase in the 2007 period as well as higher death claims and policyholder dividends.

Total compensation and benefits decreased $102.0 million during the first half of 2008 to $1.36 billion from $1.46 billion in the first six months of 2007 with decreases of $59.0 million and $43.0 million for the Investment Management and the Financial Advisory/Insurance segments, respectively.  The Investment Management segment’s decrease in the first half of 2008 reflected an $87.8 million decrease in incentive compensation and a $10.8 million decrease in commission expense due to decreases in institutional investment, retail and private client services partially offset by increases in institutional research service.  These reductions were offset by a $44.1 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels at AllianceBernstein.  The $43.0 million decrease in compensation and benefits to $480.6 million for the Financial Advisory/Insurance segment in the first six months of 2008 was principally related to lower salary expense and lower expenses related to stock benefit plans as well as the impact the $4.7 million in severance costs related to USFL had in the 2007 period.

For the first six months of 2008, commissions in the Financial Advisory/Insurance segment totaled $694.1 million, a decrease of $122.1 million from the $816.2 million in the first six months of 2007, principally due to lower sales of interest-sensitive life products.

Interest expense decreased $28.5 million to $103.2 million during the first six months of 2008 with decreases of $20.8 million and $7.7 million for the Financial Advisory/Insurance and Investment Management segments, respectively.  These decreases were principally due to the repayments of certain of AXA Financial’s long-term debt and to reductions in AllianceBernstein’s short-term borrowings.

DAC and VOBA amortization increased $127.0 million to $549.7 million in the 2008 period, from the $422.7 million reported in the corresponding 2007 period.  This increase in amortization was principally related to reactivity to significant increases in the first half of 2008 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, the 2008 increase in the fair value of the GMIB reinsurance asset including the $104.3 million DAC related impact of the January 1 increase in the fair value of the GMIB reinsurance contracts related to the adoption of SFAS No. 157 partially offset by the impact of DAC unlocking.  In the first six months of 2008, DAC unlocking, principally related to the recognition of higher estimated future margins associated with GMDB/GMIB hedging programs, higher expected fees related to variable life and annuity contracts and expectations of life mortality improvements, reduced DAC amortization by $188.5 million.  In the comparable 2007 period, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $46.8 million.

DAC capitalization totaled $760.8 million for the first half of 2008, $134.7 million lower than the $895.5 million reported in the first six months of 2007 due to lower first year commissions and other deferrable expenses resulting from lower sales of life and annuity products in the first half of 2008.

Amortization of intangible assets decreased by $30.3 million to $19.5 million from $49.8 million in the first six months of 2007 primarily due to impact of a writedown on the prior year period.  In the first half of 2007, the Financial Advisory/Insurance segment recorded a $30.4 million writedown of intangible assets related to USFL’s distribution system in light of management’s decision to cease marketing USFL products.

In the first six months of 2008, there was a $8.5 million increase in other operating costs and expenses to $667.2 million as compared to the $658.7 million in the first half of 2007 with increases for the Financial Advisory/Insurance segment of $11.6 million partially offset by an $8.3 million decrease for the Investment Management segment.  The $11.6 million increase during the first half of 2008 in the Financial Advisory/Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances and to higher legal and travel and entertainment expenses.  The Investment Management segment’s decrease in the first six months of 2008 resulted principally from lower travel and entertainment expenses and legal costs at AllianceBernstein.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for the first six months of 2008 were $9.59 billion, a decrease of $574.1 million from the comparable 2007 period, while total first year premiums decreased $560.5 million to $6.62 billion in the first six months of 2008.  First year premiums and deposits for the life products decreased $186.9 million as a result of $197.4 million lower sales of interest-sensitive products across both channels being partially offset by a $10.3 million increase in first year variable life sales in the retail channel.  First year premiums and deposits for annuity products decreased $374.2 million as a result of lower sales in both the retail and wholesale channels.

The decline in interest sensitive life sales resulted from AXA Equitable’s launch in July 2007 of two new universal life insurance products, one of which includes a lapse protection rider.  The new universal life products are less competitive for older issue ages.  Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products has reduced total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $1.11 billion, from $5.77 billion in the first six months of 2007 to $4.66 billion for the first six months of 2008.  The decreases totaled $1.07 billion, $22.4 million and $17.5 million, respectively, for the individual annuities, variable and interest-sensitive life and traditional life insurance lines of business.  The annualized annuities surrender rate decreased to 7.9% in the first six months of 2008 from 10.0% in the first six months of 2007.  The individual life products’ surrender rates declined to 4.1% in the 2008 period from 4.5% for the 2007 period.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

Assets Under Management
(In Millions)
	June 30,
	2008	2007

Third party	$657,322	$726,057
General Account and other	53,198	53,436
Separate Accounts	92,338	97,200
Total Assets Under Management	$802,858	$876,693

Third party assets under management at June 30, 2008 decreased $78.74 billion from June 30, 2007 primarily due to decreases at AllianceBernstein.  General Account and other assets under management at June 30, 2008 decreased $238 million from June 30, 2007 primarily due to transfers to Separate Accounts and market depreciation on the fixed maturity portfolio.  The $4.86 billion decrease in Separate Account assets under management resulted from market depreciation partially offset by net new deposits.

AllianceBernstein assets under management at June 30, 2008 totaled $716.6 billion as compared to $793.1 billion at June 30, 2007 as market depreciation of $79.6 billion was partially offset by net inflows of $8.2 billion and $3.2 billion in the institutional investment and private client channels, respectively, offset by net outflows of $8.3 billion in the retail channel.  Non-US clients accounted for 40.3% of the June 30, 2008 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial.  On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5.0 million at an interest rate of 6.25%.  Under the terms of the Master Note, which matures on May 16, 2023, outstanding balances may be prepaid in part or in whole at the option of AXA Tech America.  On June 27, 2008, AXA Financial loaned $1.0 million to AXA Tech America under the Master Note.

On March 31, 2008, AXA Financial issued a $250.0 million short-term note to AXA.  The note, whose original maturity date of June 16, 2008 was extended to December 16, 2008, bears interest at the rate of three-month LIBOR plus 25 basis points.  The proceeds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.

On February 23, 2007, AXA Financial Group acquired 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million, increasing its total economic interest in AllianceBernstein to 63.3%.  To fund this purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007.  The note, which matured on December 21, 2007, had an interest rate of LIBOR plus 15 basis points.  On June 21, 2007, $350.0 million of this borrowing was repaid with the balance being repaid in December 2007.

The Insurance Group.  In the second quarter of 2008, MONY Life paid a cash dividend of $95.0 million; no dividends were paid by AXA Equitable during the first six months of 2008.  In the second quarter of 2007, AXA Equitable paid cash dividends of $300.0 million and MONY Life paid a cash dividend of $80.0 million.

In second quarter 2008, AXA Equitable’s $350.0 million short-term debt, $101.7 million of which is included in Wind-up Annuities discontinued operations, matured and was re-negotiated.  This debt now matures on September 23, 2008 and bears interest at a rate of three-month LIBOR plus 50 basis points.  At June 30, 2008, AXA Equitable had no other short-term debt outstanding.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”) and purchased stock to meet their membership requirement ($13.5 million for AXA Equitable and $3.5 million for MONY Life).  The credit facility provided by the FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  As members of the FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  There were no outstanding borrowings from FHLBNY.

AllianceBernstein.  For the six months ended June 30, 2008 and 2007, respectively, cash flows included inflows of $12.6 million and $36.8 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $4.3 million and $13.9 million to fund deferred compensation plans.  Cash flows in the first half of 2008 included $120.0 million in SCB LLC’s borrowings under its revolving credit facility.  There was a net reduction in cash flows of $167.0 million and $29.1 million in the respective 2008 and 2007 periods related to net repayments of commercial paper.  Capital expenditures at AllianceBernstein were $45.4 million in the first six months of 2008 compared to $55.4 million in the comparable 2007 period while sales of investments totaled $3.8 million and $11.1 million in the first half of 2008 and 2007.  Available cash flow for cash distributions from AllianceBernstein totaled $527.1 million and $598.5 million for the first six months of 2008 and 2007, respectively, while distributions paid were $555.7 million and $684.1 million for the same respective periods.

At June 30, 2008, AllianceBernstein had $375.8 million outstanding under its commercial paper program and $120.0 million outstanding under SCB LLC’s revolving credit facility; there was no short-term debt outstanding at that date.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of June 30, 2008.

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

AXA FINANCIAL, INC.

Date:	August 11, 2008	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	August 11, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer