Form 10-Q
period 2008-09-30
AXA FINANCIAL INC
filed 2008-11-10
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2008

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

As of November 10, 2008, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$32,187.5	$35,663.7
Mortgage loans on real estate	5,222.2	5,210.4
Equity real estate, held for the production of income	371.9	382.0
Policy loans	5,048.5	5,037.3
Other equity investments	1,963.9	1,997.2
Trading securities	561.5	573.3
Other invested assets	1,194.8	1,212.4
Total investments	46,550.3	50,076.3
Cash and cash equivalents	4,802.7	2,055.8
Cash and securities segregated, at estimated fair value	2,359.9	2,370.0
Broker-dealer related receivables	1,491.8	1,623.5
Deferred policy acquisition costs	9,395.1	9,369.9
Goodwill and other intangible assets, net	5,346.2	5,380.7
Value of business acquired	697.6	610.2
Amounts due from reinsurers	3,429.8	3,435.7
Loans to affiliates	572.5	691.4
Other assets	4,113.3	3,647.7
Separate Accounts’ assets	83,607.0	100,011.1
Total Assets	$162,366.2	$179,272.3

LIABILITIES
Policyholders’ account balances	$28,213.1	$28,420.5
Future policy benefits and other policyholders liabilities	22,997.3	22,934.1
Broker-dealer related payables	712.1	595.1
Customers related payables	2,575.1	2,722.2
Short-term and long-term debt	2,105.1	2,381.5
Loans from affiliates	1,530.0	1,345.0
Income taxes payable	2,360.2	2,580.3
Other liabilities	5,040.4	4,936.6
Separate Accounts’ liabilities	83,607.0	100,011.1
Minority interest in equity of consolidated subsidiaries	1,721.7	1,681.2
Minority interest subject to redemption rights	140.2	142.7
Total liabilities	151,002.2	167,750.3

Commitments and contingent liabilities (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 500 million shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,286.4	1,250.0
Retained earnings	12,111.3	10,863.8
Accumulated other comprehensive loss	(1,973.2)	(478.8)
Treasury shares, at cost	(64.4)	(116.9)
Total shareholder’s equity	11,364.0	11,522.0
Total Liabilities and Shareholder’s Equity	$162,366.2	$179,272.3

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type
product policy fee income	$819.1	$768.1	$2,394.0	$2,174.9
Premiums	367.9	371.0	1,136.7	1,149.7
Net investment income	1,466.5	875.8	3,466.2	2,365.1
Investment (losses) gains, net	(331.6)	4.8	(369.2)	22.3
Commissions, fees and other income	1,432.7	1,395.7	4,273.2	3,965.5
Total revenues	3,754.6	3,415.4	10,900.9	9,677.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	864.3	799.0	2,464.7	2,300.3
Interest credited to policyholders’ account balances	299.7	321.6	881.8	908.4
Compensation and benefits	573.8	707.5	1,931.6	2,167.3
Commissions	324.9	404.7	1,019.0	1,220.9
Distribution plan payments	70.0	86.3	227.9	248.8
Amortization of deferred sales commissions	19.4	23.8	61.9	73.3
Interest expense	43.7	63.4	146.9	195.1
Amortization of deferred policy acquisition costs
and value of business acquired	1,250.3	281.7	1,800.0	704.4
Capitalization of deferred policy acquisition costs	(354.1)	(444.9)	(1,114.9)	(1,340.4)
Rent expense	73.8	69.7	218.2	194.9
Amortization of other intangible assets	9.7	9.1	29.2	58.9
Other operating costs and expenses	285.9	322.2	953.1	980.9
Total benefits and other deductions	3,461.4	2,644.1	8,619.4	7,712.8

Earnings from continuing operations before
income taxes and minority interest	293.2	771.3	2,281.5	1,964.7
Income taxes	(107.2)	(243.6)	(735.3)	(619.4)
Minority interest in net income of
consolidated subsidiaries	(87.5)	(131.6)	(302.7)	(358.4)

Earnings from continuing operations	98.5	396.1	1,243.5	986.9
(Losses) gains from discontinued operations,
net of income taxes	(.2)	4.2	(1.8)	(9.0)
Gains (losses) on disposal of discontinued operations,
net of income taxes	-	3.2	5.8	(3.6)

Net Earnings	$98.3	$403.5	$1,247.5	$974.3

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	1,250.0	1,122.4
Changes in capital in excess of par value	36.4	18.4
Capital in excess of par value, end of period	1,286.4	1,140.8

Retained earnings, beginning of year	10,863.8	9,494.7
Cumulative effect adjustment to adopt FIN 48	-	44.8
Retained earnings, beginning of year as adjusted	10,863.8	9,539.5
Net earnings	1,247.5	974.3
Retained earnings, end of period	12,111.3	10,513.8

Accumulated other comprehensive loss, beginning of year	(478.8)	(378.9)
Other comprehensive loss	(1,494.4)	(236.4)
Accumulated other comprehensive loss, end of period	(1,973.2)	(615.3)

Treasury shares at cost, beginning of year	(116.9)	(223.5)
Changes in treasury shares	52.5	93.1
Treasury shares at cost, end of period	(64.4)	(130.4)

Total Shareholder’s Equity, End of Period	$11,364.0	$10,912.8

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$1,247.5	$974.3
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Interest credited to policyholders’ account balances	881.8	908.4
Universal life and investment-type product policy fee income	(2,394.0)	(2,174.9)
Net change in broker-dealer customer related receivables/payables	(487.7)	(975.7)
Net investment income related to derivative instruments	(1,449.5)	181.3
Investment losses (gains), net	369.3	(22.8)
Change in segregated cash and securities, net	10.2	721.5
Change in deferred policy acquisition costs and
value of business acquired	685.1	(636.0)
Change in future policy benefits	211.3	54.2
Change in income taxes payable	503.7	299.6
Change in accounts payable and accrued expenses	277.4	565.2
Amortization of deferred sales commission	61.9	73.3
Other depreciation and amortization	137.1	153.9
Amortization of other intangibles	29.2	58.9
Change in fair value of guaranteed minimum income benefit
reinsurance contracts	(389.9)	48.1
Minority interest in net income of consolidated subsidiaries	302.7	353.0
Other, net	(232.2)	(219.4)

Net cash (used in) provided by operating activities	(236.1)	362.9

Cash flows from investing activities:
Maturities and repayments	1,926.0	2,474.2
Sales of investments	810.2	2,212.3
Purchases of investments	(2,582.2)	(3,598.1)
Cash settlements related to derivative instruments	1,659.5	(260.4)
Change in short-term investments	(3.3)	(34.3)
Purchase of minority interest in consolidated subsidiary	-	(745.7)
Decrease in loans to affiliates	-	400.0
Increase in loans to affiliates	(2.9)	(703.0)
Change in capitalized software, leasehold improvements and
EDP equipment	(119.7)	(144.3)
Other, net	98.7	65.1

Net cash provided by (used in) investing activities	1,786.3	(334.2)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 - CONTINUED
(UNAUDITED)

	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,443.1	$3,511.8
Withdrawals and transfers to Separate Accounts	(2,292.9)	(3,519.7)
Repayments of long-term debt	(250.0)	-
Change in short-term financing	192.6	(193.7)
Proceeds from loans from affiliates	250.0	700.0
Repayment of loans from affiliates	(65.0)	(350.0)
Other, net	(81.1)	(150.4)

Net cash provided by (used in) financing activities	1,196.7	(2.0)

Change in cash and cash equivalents	2,746.9	26.7
Cash and cash equivalents, beginning of year	2,055.8	1,771.6

Cash and Cash Equivalents, End of Period	$4,802.7	$1,798.3

Supplemental cash flow information
Interest Paid	$100.9	$120.9
Income Taxes Paid	$222.7	$228.1

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “third quarter 2008” and “third quarter 2007” refer to the three months ended September 30, 2008 and 2007, respectively.  The terms “first nine months of 2008” and “first nine months of 2007” refer to the nine months ended September 30, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

In addition, net cash provided by operations of $275.3 million for the first nine months of 2007 reported in the third quarter 2007 Form 10-Q was revised to $362.9 million, an increase of $87.6 million, to reflect a change in the classification of several special bank accounts for the exclusive benefit of AllianceBernstein customers with balances of $58.3 million and $145.9 million at September 30, 2007 and December 31, 2006, respectively, from Cash and cash equivalents to Cash and securities segregated.

In second quarter 2007, AXA Financial announced that USFL would cease marketing new business effective July 20, 2007.  As a result, AXA Financial recorded a pre-tax charge of $30.4 million ($19.8 million post-tax) due to the writedown of the intangible asset related to USFL’s insurance distribution system.  In addition, AXA Financial recorded a pre-tax charge of $4.7 million ($3.0 million post-tax) in second quarter 2007 related to severance costs.

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

New Accounting Pronouncements

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Management considered the guidance provided by FSP SFAS No. 157-3 in determining the fair value of financial assets at September 30, 2008 and determined that it did not have a significant impact on AXA Financial Group’s consolidated results of operations or financial position.

On February 12, 2008, the FASB issued FSP SFAS No. 157-2 that deferred the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will delay until 2009 the application of SFAS No. 157 to AXA Financial Group’s annual impairment testing of goodwill and other intangible assets.  Management currently is assessing the impacts of adoption.

3)	INVESTMENTS

For the third quarter and first nine months of 2008 and of 2007, investment income is shown net of investment expenses of $42.6 million, $129.5 million, $90.0 million and $271.8 million, respectively.

As of September 30, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $35.21 billion and $35.67 billion, respectively.  Also at September 30, 2008 and December 31, 2007, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $64.7 million and $186.6 million and costs of $53.3 million and $147.7 million as well as other equity securities with carrying values of $35.6 million and $42.1 million and costs of $42.0 million and $49.1 million.

As of September 30, 2008 and December 31, 2007, respectively, AXA Financial Group’s trading account securities had amortized costs of $721.6 million and $587.5 million.

In the third quarter and first nine months of 2008 and of 2007, net unrealized and realized holding (losses) gains on trading account equity securities, including earnings on the General Account’s investment in Separate Accounts, of $(138.5) million, $(218.4) million, $12.5 million and $82.7 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first nine months of 2008 and 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $361.7 million and $1.54 billion, respectively.  Gross gains of $4.7 million and $8.3 million and gross losses of $34.4 million and $21.7 million were realized on these sales for the first nine months of 2008 and of 2007, respectively.  Unrealized net investment losses related to fixed maturities classified as available for sale increased by $3.02 billion during the first nine months of 2008, resulting in a net unrealized loss balance of $3.03 billion at September 30, 2008.

For the third quarter and first nine months of 2008 and 2007, respectively, writedowns of fixed maturities totaled $317.2 million, $382.5 million, $28.7 million and $48.2 million.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.4	$13.0
Deductions for writedowns and asset dispositions	(1.4)	(9.9)
Balances, End of Period	$-	$3.1

Impaired mortgage loans along with the related investment valuation allowances follow:

	September 30,	December 31,
	2008	2007
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$-	$11.4
Impaired mortgage loans without investment valuation allowances	1.6	2.7
Recorded investment in impaired mortgage loans	1.6	14.1
Investment valuation allowances	-	(1.4)
Net Impaired Mortgage Loans	$1.6	$12.7

During the first nine months of 2008 and 2007, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $11.2 million and $75.0 million.  Interest income recognized on these impaired mortgage loans totaled $0.7 million and $5.4 million for the first nine months of 2008 and 2007, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At December 31, 2007, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $10.0 million; at September 30, 2008, there were no mortgages in non-accrual status.

In the first nine months of 2007, AXA Financial Group purchased interest rate floors with a notional amount of $3.0 billion.  Cash paid for these interest rate floors totaled $81.0 million.  For the third quarter and first nine months of 2008 and 2007, respectively, increases (declines) in the fair value of these interest rate floors totaled $30.9 million, $53.3 million, $45.7 million and $8.0 million and were reported in Net investment income in the consolidated statements of earnings.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	September 30,	December 31,
	2008	2007
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,577.9	$8,657.3
Other liabilities	71.3	115.2
Total Closed Block liabilities	8,649.2	8,772.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,581.6 and $5,816.6)	5,090.5	5,825.6
Mortgage loans on real estate	1,124.8	1,099.3
Policy loans	1,183.9	1,197.5
Cash and other invested assets	53.0	4.7
Other assets	471.2	240.1
Total assets designated to the Closed Block	7,923.4	8,367.2

Excess of Closed Block liabilities over assets designated to the Closed Block	725.8	405.3

Amounts included in accumulated other comprehensive (loss) income:
Net unrealized investment (losses) gains, net of deferred income
tax benefit (expense) of $171.7 and $(3.2)	(319.0)	5.9

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$406.8	$411.2

AXA Equitable’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)
REVENUES:
Premiums and other income	$92.1	$94.8	$293.0	$304.8
Investment income (net of investment
expenses of $0.2, $0, $1.0 and $0)	123.3	127.0	373.7	378.6
Investment (losses) gains, net	(41.0)	3.6	(45.7)	7.5
Total revenues	174.4	225.4	621.0	690.9

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	199.6	190.4	612.1	618.0
Other operating costs and expenses	.5	.4	2.1	1.8
Total benefits and other deductions	200.1	190.8	614.2	619.8
Net (losses) revenues before
income taxes	(25.7)	34.6	6.8	71.1
Income tax benefit (expense)	9.0	(12.1)	(2.4)	(24.4)
Net (Losses) Revenues	$(16.7)	$22.5	$4.4	$46.7

For the third quarter and the first nine months of 2008 and 2007, respectively, writedowns of fixed maturities totaled $41.1 million, $45.3 million, $0.6 million and $1.2 million.

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$-	$3.2
Unrealized investment losses	-	(3.2)
Balances, End of Period	$-	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	September 30,	December 31,
	2008	2007
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,985.7	$7,072.0
Policyholder dividend obligation	11.0	129.4
Other liabilities	40.0	48.1
Total Closed Block liabilities	7,036.7	7,249.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value
(amortized cost $4,038.1 and $4,106.4)	3,753.5	4,082.5
Mortgage loans on real estate	889.6	810.3
Policy loans	938.6	951.3
Cash and other invested assets	38.8	152.6
Other assets	352.8	261.5
Total assets designated to the Closed Block	5,973.3	6,258.2

Excess of Closed Block liabilities over assets designated
to the Closed Block	1,063.4	991.3

Amounts included in accumulated other comprehensive loss:
Net unrealized investment losses, net of policyholder
dividend obligation of $(110.6) and $(23.9) and deferred
income tax benefit of, $57.8 and $0	(113.1)	-
Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$950.3	$991.3

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)
REVENUES:
Premiums and other income	$78.3	$79.4	$240.1	$244.5
Investment income (net of investment
expenses of $0, $1.7, $0 and $4.7)	84.2	85.6	255.4	259.7
Investment (losses) gains, net	(41.6)	.3	(36.8)	(1.0)
Total revenues	120.9	165.3	458.7	503.2

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	98.9	142.2	393.0	432.7
Other operating costs and expenses	1.0	.2	2.6	1.9
Total benefits and other deductions	99.9	142.4	395.6	434.6

Net revenues before income taxes	21.0	22.9	63.1	68.6
Income tax expense	(7.3)	(8.0)	(22.1)	(24.0)
Net Revenues	$13.7	$14.9	$41.0	$44.6

For the third quarter and the first nine months of 2008 and 2007, respectively, writedowns of fixed maturities totaled $41.8 million, $44.3 million, $1.8 million and $3.1 million.

A reconciliation of MONY Life’s policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2008	2007
	(In Millions)

Balance, beginning of year	$129.4	$109.6
Applicable to net (losses) revenues	(31.7)	50.2
Unrealized investment losses	(86.7)	(73.2)
Balance, End of Period	$11.0	$86.6

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise.  A reconciliation of (Losses) earnings from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the third quarter and first nine months of 2008 and 2007 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$.1	$-	$.5
Real estate held-for-sale	(.1)	2.4	1.6	(8.4)
Disposal of business - Enterprise	(.1)	1.7	(3.4)	(1.1)
Total	$(.2)	$4.2	$(1.8)	$(9.0)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$3.2	$6.3	$3.1
Disposal of business - Enterprise	-	-	(.5)	(6.7)
Total	$-	$3.2	$5.8	$(3.6)

Wind-up-Annuities

Summarized financial information for Wind-up Annuities follows:

	September 30,	December 31,
	2008	2007
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $671.2 and $696.3)	$618.5	$705.0
Equity real estate	162.5	165.0
Mortgage loans on real estate	1.4	2.2
Other invested assets	1.5	1.8
Total investments	783.9	874.0
Other assets	105.4	27.3
Total Assets	$889.3	$901.3

Policyholders liabilities	$731.8	$756.1
Other liabilities	157.5	145.2
Total Liabilities	$889.3	$901.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)
STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $5.1, $5.0, $14.4 and $14.8)	$17.3	$15.0	$48.7	$47.9
Investment (losses) gains, net	(5.2)	1.4	(4.4)	5.7
Total revenues	12.1	16.4	44.3	53.6

Benefits and other deductions	19.4	21.2	57.1	60.2
Losses charged to
allowance for future losses	(7.3)	(4.8)	(12.8)	(6.6)
Pre-tax earnings (loss) from operations	-	-	-	-

Pre-tax earnings from releasing the
allowance for future losses	-	.1	-	-
Income tax benefit	-	-	-	.5
Earnings from Wind-up Annuities	$-	$.1	$-	$.5

AXA Financial Group’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of AXA Financial Group’s annual planning process.  These updated assumptions and estimates resulted in releases of the allowance in the third quarter and first nine months of 2007.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonably assured future net investing and operating cash flows.  Included in Other assets at September 30, 2008 and December 31, 2007, respectively, were $92.2 million and $18.0 million of deferred operating losses and unrealized investment losses which management believes are offset by projections of reasonably assured future net investing and operating cash flows.

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

Enterprise

In the first nine months of 2008, changes in the reserve estimate resulted in a benefit of $1.8 million pre-tax ($1.2 million post-tax) being recorded. In first nine months of 2007, an expense of $10.3 million pre-tax ($6.8 million post-tax) for severance and transaction costs was recorded as a result of disposition of the AXA Enterprise Funds to GSAM.  In first nine months of 2008 and 2007, respectively, impairments of $2.7 million pre-tax ($1.7 million post-tax) and $6.2 million pre-tax ($4.0 million post-tax) were recorded on intangible assets associated with investment management and distribution contracts based upon estimated fair value.  Proceeds received on the disposition of the AXA Enterprise funds in first nine months of 2008 totaled $3.3 million.  At December 31, 2007, the balance of these intangible assets was $6.0 million: no balance remained at September 30, 2008.

Real Estate Held-for-Sale

In the first nine months of 2007, two real estate properties with a total book value of $172.7 million that had been previously reported in equity real estate were reclassified as real estate held-for-sale and were reported as discontinued operations.  In third quarter 2007, one of the held-for-sale properties was sold resulting in a gain of $4.8 million ($3.1 million post-tax).  At December 31, 2007, equity real estate held-for-sale of $121.7 million was included in Other assets.  No balance was held at September 30, 2008.

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB and/or Guaranteed Withdrawal Benefit for Life (“GWBL”) features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or an annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The GMIB reinsurance contracts and the GWBL features are considered derivatives and are reported at fair value.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$254.4	$310.3	$564.7
Paid guarantee benefits	(63.5)	(3.7)	(67.2)
Other changes in reserve	149.2	107.1	256.3
Balance at September 30, 2008	$340.1	$413.7	$753.8

Balance at January 1, 2007	$164.4	$228.6	$393.0
Paid guarantee benefits	(26.0)	(2.1)	(28.1)
Other changes in reserve	91.6	34.3	125.9
Balance at September 30, 2007	$230.0	$260.8	$490.8

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$28.7	$24.1
Paid guarantee benefits	(12.2)	(7.6)
Other changes in reserve	19.2	10.4
Balances, End of Period	$35.7	$26.9

The September 30, 2008 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return Of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,008	$579	$284	$905	$12,776
Separate Accounts	$24,251	$7,834	$5,409	$28,622	$66,116
Net amount at risk, gross	$2,362	$1,968	$2,651	$7,952	$14,933
Net amount at risk, net of
amounts reinsured	$2,362	$1,760	$1,778	$7,920	$13,820
Average attained age of
contractholders	49.7	62.1	65.8	61.9	53.4
Percentage of contractholders
over age 70	7.7%	22.8%	38.9%	22.0%	12.7%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$77	$1,161	$1,238
Separate Accounts	N/A	N/A	$3,417	$38,056	$41,473
Net amount at risk, gross	N/A	N/A	$820	$3	$823
Net amount at risk, net of
amounts reinsured	N/A	N/A	$230	$3	$233
Weighted average years remaining
until annuitization	N/A	N/A	1.7	7.8	7.1
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$39,684	$50,567
Fixed income	4,268	4,693
Balanced	19,692	20,590
Other	2,472	2,243
Total	$66,116	$78,093

GMIB:
Equity	$23,437	$27,966
Fixed income	2,381	2,711
Balanced	14,408	14,816
Other	1,247	1,025
Total	$41,473	$46,518

C)  Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes a combination of exchange-traded futures contracts and interest rate swap and floor contracts that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At September 30, 2008, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $50.39 billion and $10.80 billion, respectively, with the GMDB feature and $33.59 billion and $4.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the derivative contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

In second quarter 2008, management refined the methodology used to project the effects of the futures contracts used to hedge certain risks associated with the GMDB/GMIB features of the Accumulator® series of variable annuity contracts.  This refinement resulted in DAC unlocking attributable to the recognition of higher estimated future margins and an adjustment of approximately $146.0 million ($96.0 million after-tax) reported as a decrease in DAC amortization in the first nine months of 2008.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2008	$135.0	$-	$135.0
Other changes in reserves	63.0	-	63.0
Balance at September 30, 2008	$198.0	$-	$198.0

Balance at January 1, 2007	$66.8	$-	$66.8
Other changes in reserves	57.3	-	57.3
Balance at September 30, 2007	$124.1	$-	$124.1

E)  The GWBL Feature

The GWBL feature is accounted for as an embedded derivative in accordance with SFAS No. 133.  The GWBL features provide the policyholder with a guarantee withdrawal up to a maximum amount per year for life.  For contracts with the GWBL feature, the net amount at risk, that is the amount by which the present value of the guaranteed annual withdrawal amount exceeds the account value, was not significant at September 30, 2008.  The GWBL related liability, which reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature valued as an embedded derivative over a range of market consistent economic scenarios, was $49.6 million at September 30, 2008.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$229.9	$29,515.4	$2,442.2	$32,187.5
Other equity investments	97.7	-	2.6	100.3
Trading securities	561.4	-	.1	561.5
Other invested assets	4.3	442.2	196.5	643.0
Loans to affiliates	-	565.6	-	565.6
Cash equivalents	4,219.2	23.0	-	4,242.2
Segregated securities	2,359.9	-	-	2,359.9
GMIB reinsurance contracts	-	-	514.5	514.5
Separate Accounts’ assets	82,055.6	1,523.4	28.0	83,607.0
Total Assets	$89,528.0	$32,069.6	$3,183.9	$124,781.5

Liabilities
GWBL features’ liability	$-	$-	$46.9	$46.9
Total Liabilities	$-	$-	$46.9	$46.9

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At September 30, 2008, investments classified as Level 2 comprised approximately 25.8% of invested assets measured at fair value on a recurring basis and primarily included U.S. government and agency securities and certain corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification were approximately $2.62 billion AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2008 were approximately $546.6 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $1.56 billion of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at September 30, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee.  Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability which are accounted for as derivatives in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less the fees, adjusted for risk margins, attributable to the GWBL feature valued as an embedded derivative over a range of market consistent economic scenarios.  The valuation of both the asset and liability just described incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds.

The table below presents a reconciliation for all Level 3 assets and liabilities for third quarter and the first nine months of 2008:

Level 3 Instruments Fair Value Measurements
(In Millions)

	Fixed	Other
	Maturities	Equity	Other	GMIB	Separate	GWBL
	Available	Investments	Invested	Reinsurance	Accounts	Features
	For Sale	(1)	Assets	Asset	Assets	Liability

Discrete third quarter:
Balance, July 1, 2008	$2,740.5	$2.5	$175.9	$309.4	$26.7	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.5	-	3.0	-	-	-
Investment (losses)
gains, net	(33.7)	-	-	-	(2.4)	41.9
Commissions, fees and
other income	-	-	-	191.1	-	-
Subtotal	(33.2)	-	3.0	191.1	(2.4)	41.9
Other comprehensive
income	(271.0)	.4	-	-	-	-
Purchases/issuances and
sales/settlements, net	(13.3)	(.2)	17.7	14.0	(2.5)	5.0
Transfers into/out of
Level 3	19.2	-	(.1)	-	6.2	-
Balance, Sept. 30, 2008	$2,442.2	$2.7	$196.5	$514.5	$28.0	$46.9

First Nine Months of 2008:
Balance, Dec. 31, 2007	$3,103.7	$3.9	$158.0	$124.6	$41.2	$-
Impact of adopting
SFAS No. 157, included
in earnings	-	-	-	209.2	-	-
Balance, Jan. 1, 2008	3,103.7	3.9	158.0	333.8	41.2	-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	1.6	-	8.7	-	-	-
Investment (losses)
gains, net	(81.5)	(1.3)	-	-	(7.1)	41.9
Commissions, fees and
other income	-	-	-	136.7	-	-
Subtotal	(79.9)	(1.3)	8.7	136.7	(7.1)	41.9
Other comprehensive
income	(696.0)	.3	-	-	-	-
Purchases/issuances and
sales/settlements, net	(47.8)	(.2)	26.9	44.0	(12.3)	5.0
Transfers into/out of
Level 3	162.2	-	2.9	-	6.2	-
Balance, Sept. 30, 2008	$2,442.2	$2.7	$196.5	$514.5	$28.0	$46.9

(1)	Includes Trading securities’ Level 3 amount.

The table below details changes in unrealized gains (losses) for third quarter and the first nine months of 2008 by category for Level 3 assets and liabilities still held at September 30, 2008:

	Earnings
		Investment	Commissions	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
	(In Millions)
Level 3 Instruments:
Third Quarter 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(275.0)
Other equity investments	-	-	-	.4
Other invested assets	20.7	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	191.1	-
Separate Accounts’ assets	-	(2.4)	-	-
GWBL features’ liabilities	-	41.9	-	-
Total	$20.7	$39.5	$191.1	$(274.6)

First Nine Months of 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(697.6)
Other equity investments	-	-	-	.4
Other invested assets	35.6	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	136.7	-
Separate Accounts’ assets	-	(6.9)	-	-
GWBL features’ liability	-	41.9	-	-
Total	$35.6	$35.0	$136.7	$(697.2)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In third quarter and the first nine months of 2008, no assets were measured at fair value on a non-recurring basis.

8)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified and non-qualified plans follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$15.6	$15.5	$44.7	$43.6
Interest cost on projected benefit obligation	47.0	47.8	143.9	139.3
Expected return on assets	(55.9)	(56.3)	(171.2)	(169.2)
Net amortization and deferrals	13.6	21.8	39.7	56.5
Curtailment gain	(.8)	-	(.8)	-
Net Periodic Pension Expense	$19.5	$28.8	$56.3	$70.2

Components of net postretirement benefit costs follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$.5	$.5	$1.8	$2.1
Interest cost on accumulated postretirement
benefit obligation	9.1	8.5	27.0	26.5
Net amortization and deferrals	1.1	1.1	3.2	4.9
Net Postretirement Benefits	$10.7	$10.1	$32.0	$33.5

Components of net postemployment benefit costs follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$1.2	$.7	$3.6	$3.5
Interest cost projected benefit obligation	.4	.1	1.2	1.1
Net amortization and deferrals	(2.0)	(6.9)	(2.0)	(6.9)
Net Periodic Postemployment Costs	$(.4)	$(6.1)	$2.8	$(2.3)

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

For the third quarter and first nine months of 2008 and of 2007, respectively, AXA Financial Group recognized compensation costs of $16.4 million, $53.0 million, $23.3 million and $72.4 million for share-based payment arrangements.

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

On April 1, 2008, approximately 3.0 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 21.51 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  In addition, approximately 0.5 million of the total options awarded on April 1, 2008 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between April 1, 2008 and April 1, 2012.  All of the options granted on April 1, 2008 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $5.70 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 34.7%, a weighted average expected term of 6.0 years, an expected dividend yield of 7.12% and a risk-free interest rate of 4.19%.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures of approximately $14.8 million, is being charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In third quarter and the first nine months of 2008, respectively, AXA Financial Group recognized compensation expense of approximately $0.9 million and $7.2 million in respect of the April 1, 2008 grant of options.

On April 1, 2008, under the terms of the AXA Performance Unit Plan 2008, the AXA Management Board awarded 995,031 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2008 plan cliff-vest on the second anniversary of their date of award.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2008 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2010.  In third quarter and the first nine months of 2008, respectively, AXA Financial Group recognized compensation expense of approximately $1.7 million and $7.9 million in respect of the April 1, 2008 grant of performance units.

On June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards expected to vest on April 1, 2010 under the terms of the AXA Performance Unit Plan 2008.  Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR based on 773,000 notional shares.  The forward purchase contract requires AXA Financial to take delivery of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7.4 million.  The forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheet at September 30, 2008 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

Beginning September 24, 2008, through October 15, 2008, eligible employees of AXA Financial subsidiaries were offered the opportunity to subscribe to purchase newly issued AXA stock, subject to plan limits, under the term of AXA Shareplan 2008.  In the event total subscription requests in AXA Shareplan 2008 exceed the maximum number of shares available for this worldwide offering to AXA employees, pro-rata reductions to the number of shares allotted to individual participants will be made by AXA by the end of December 2008.  The U.S. dollar purchase price, that remained fixed for the duration of the subscription period, was determined by applying the U.S. dollar/Euro forward exchange rate on September 12, 2008 to the discounted formula subscription price in euros.  On September 29, 2008, AXA Financial entered into a Euro forward purchase contract for the purpose of hedging potentially unfavorable movements in the Euro/dollar foreign exchange rate with respect to shares expected to be subscribed under Investment Option A.  Payment for those shares subscribed is due the custodian on November 4, 2008, at which time the forward purchase contract matures and requires AXA Financial to take delivery of 3 million euros for payment to the counterparty of approximately $4.3 million.  The derivative contract was reflected at its fair value of approximately zero in the consolidated balance sheet of AXA Financial Group at September 30, 2008, and subsequent changes will be recognized in investment income in the period in which they occur.

10)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, AXA Financial Group recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $590.7 million.  Of that total, $425.1 million would affect the effective tax rate and $165.6 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At September 30, 2008 and December 31, 2007, respectively, the total amount of unrecognized tax benefits were $624.2 million and $537.0 million, of which $460.5 million and $386.1 million would affect the effective rate and $163.7 million and $150.9 million would not affect the effective rate.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at September 30, 2008 and December 31, 2007 were $82.8 million and $80.2 million, respectively.  Tax expense for third quarter and first nine months of 2008 and 2007, respectively, included $4.1 million, $2.6 million, $5.4 million and $13.6 million of interest (credits) expense related to unrecognized tax benefits.

The IRS completed its examination of AXA Financial’s 2002 and 2003 Federal corporate income tax returns and issued its Revenue Agent’s Report in second quarter 2008.  AXA Financial has appealed certain issues to the Appeals Division of the IRS.  The IRS also completed its examination of the MONY Group’s returns for 2002 through the date of acquisition by AXA Financial and issued its Revenue Agent’s Report during third quarter 2008.  The MONY Group has agreed to all of the proposed adjustments and the results of that Report will be reflected in AXA Financial Group’s consolidated financial results in fourth quarter 2008.  It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the conclusion of these IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

In Hirt, in April 2008, oral arguments on the appeal and cross-appeal were held.  In July 2008, the Court of Appeals affirmed the lower court decision that the cash balance plan does not violate the age discrimination provisions of ERISA and that plaintiffs’ claims also were barred by the statute of limitations.  In September 2008, the Court of Appeals denied Plaintiffs motion for rehearing.

In Wiggenhorn, in October 2008, oral arguments on the appeal were held.

In Centre Life Insurance Company, the arbitration commenced in March 2008 and concluded in July 2008.  At the March 2008 arbitration hearing, Centre Life revised its damages claim to $207.2 million plus statutory interest and attorneys’ fees. In September 2008 the arbitration panel awarded Centre Life a total of $21 million.  The arbitration panel retains jurisdiction over Centre Life’s ancillary business expense claims and a counterclaim filed by AXA Equitable, which are immaterial and were not adjudicated in the hearing by agreement of the parties and for which no hearing date has been set.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$2,928.3	$2,276.9	$8,008.9	$6,361.6
Investment Management (1)	848.4	1,162.8	2,956.7	3,387.7
Consolidation/elimination	(22.1)	(24.3)	(64.7)	(71.8)
Total Revenues	$3,754.6	$3,415.4	$10,900.9	$9,677.5

(1) Net of interest expense incurred on securities borrowed.

Segment earnings from continuing
operations before income taxes
and minority interest:
Financial Advisory/Insurance	$62.4	$402.0	$1,481.8	$979.5
Investment Management	233.4	369.6	802.8	985.7
Consolidation/elimination	(2.6)	(.3)	(3.1)	(.5)
Total Earnings from Continuing
Operations before Income Taxes
and Minority Interest	$293.2	$771.3	$2,281.5	$1,964.7

	September 30,	December 31,
	2008	2007
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$147,731.0	$163,056.9
Investment Management	14,661.0	16,243.6
Consolidation/elimination	(25.8)	(28.2)
Total Assets	$162,366.2	$179,272.3

On February 23, 2007, AXA Financial Group acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%.  As a result of this transaction AXA Financial Group recorded additional Goodwill of $392.8 million and other intangible assets of $209.5 million relating to investment management contracts.  Minority interest subject to redemption rights on the consolidated balance sheets represent the remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders.  Those remaining Units may be sold to AXA Financial pursuant to the AB Put at the prevailing market price through October 2, 2010.  At September 30, 2008 and December 31, 2007, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 63.0% and 63.2%, respectively.

13)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

Net earnings	$98.3	$403.5	$1,247.5	$974.3

Change in unrealized (losses) gains,
net of reclassification adjustment	(925.0)	17.9	(1,543.0)	(276.1)
Change in defined benefit plan related items
not yet recognized in periodic benefit cost,
net of reclassification adjustment	8.5	14.9	48.6	39.7

Other comprehensive (loss) gain	(916.5)	32.8	(1,494.4)	(236.4)

Comprehensive (Loss) Income	$(818.2)	$436.3	$(246.9)	$737.9

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

INTRODUCTION

The world-wide equity and credit markets have been experiencing substantial volatility and disruption during 2008 which, recently, have reached virtually unprecedented levels.  The exceptionally turbulent conditions experienced by global capital markets have resulted in precipitous declines in equity securities valuations, the bankruptcy or government sponsored bail-out of several major financial institutions and other extraordinary events.  The fixed income markets are experiencing high levels of illiquidity and volatility, widening credit spreads and declining prices, increasing defaults, and ratings agency credit downgrades.  AXA Financial Group’s investments and results of operations have been adversely affected by these conditions and will likely continue to be adversely affected in the event these extremely difficult market conditions continue to prevail.

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net earnings for AXA Financial Group were $1.25 billion for the first nine months of 2008, an increase of $273.2 million from the $974.3 million in the first nine months of 2007.  In the first nine months of 2008 and of 2007, respectively, pre-tax losses of $3.6 million ($3.9 million post-tax) and $11.0 million ($7.8 million post-tax) were recognized related to the discontinued Enterprise operations and the related transfer of AXA Enterprise Funds to Goldman Sachs Asset Management L.P.  For the first nine months of 2008 and of 2007, gains from the sale of real estate were $9.7 million ($6.3 million post-tax) and $4.8 million ($3.1 million post-tax), respectively, while related earnings (losses) from held-for-sale real estate were $2.4 million ($1.6 million post-tax) and $(12.9) million ($(8.4) million post-tax), respectively.  Earnings from continuing operations were $1.24 billion for the first nine months of 2008, an increase of $256.6 million from the $986.9 million reported in the first nine months of 2007 as $337.5 million in higher results for the Financial Advisory/Insurance segment were offset by $80.9 lower earnings by the Investment Management segment.

Earnings from continuing operations before income taxes and minority interest were $2.28 billion for the first nine months of 2008, an increase of $316.8 million from the $1.96 billion in the year earlier period.  There was a $502.3 million increase in the Financial Advisory/Insurance segment’s earnings to $1.48 billion primarily due to higher investment income and higher commissions, fees and other income both of which were primarily due to increases in the fair value of derivative instruments in the first nine months of 2008.  The Investment Management segment’s earnings were $802.8 million in the 2008 period, $182.9 million lower than in the first nine months of 2007, principally due to lower earnings at AllianceBernstein.  The Investment Management segment’s earnings in the 2008 and 2007 periods included $13.3 million and $11.6 million, respectively, from contingent payments related to AllianceBernstein’s 2005 disposition of its cash management business to Federated.

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts and interest rate swaps and floor contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent not reinsured.

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.  Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis.  Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations.  In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings.  Conversely, in periods of equity and interest rate market declines such as those that existed in the first nine months of 2008, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings.  Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues.  In the first nine months of 2008, revenues increased $1.22 billion to $10.90 billion from $9.68 billion in the first nine months of 2007.  The $1.65 billion increase in the Financial Advisory/Insurance segment’s revenues to $8.01 billion was principally due to increases in investment income, commissions, fees and other income and policy fee income while the $431.0 million decrease in revenues to $2.96 billion for the Investment Management segment resulted principally from investment losses at AllianceBernstein on its trading portfolio in the 2008 nine months as compared to investment income in the 2007 period.

In the first nine months of 2008, policy fee income was $2.39 billion, $219.1 million higher than the $2.17 billion in the first nine months of 2007.  This increase resulted from fees earned on higher average Separate Account balances due to asset appreciation in 2007 and positive cash flows.  During the 2008 period, volatility in the equity markets has resulted in a significant decline in Separate Account balances.  Policy fee revenues in the immediate future periods are expected to decline as compared to recent historic performance.

Net investment income increased $1.10 billion to $3.47 billion in the first nine months of 2008 as compared to $2.37 billion in the comparable 2007 period as the $1.38 billion increase in the Financial Advisory/Insurance segment income was partially offset by a $273.0 million decline in the Investment Management segment.  The Financial Advisory/Insurance segment’s increase to $3.60 billion was primarily due to an increase rather than decrease in the fair value of derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts and interest rate swap and floor contracts ($1.45 billion in the first nine months of 2008 as compared to $(181.4) million in the first nine months of 2007).  The derivatives driven increase in the first nine months of 2008 was reduced by lower investment income from equity limited partnerships, fixed maturities, Separate Accounts surplus and short-term investments of $177.9 million, $48.5 million, $38.8 million and $10.0 million, respectively, offset by $17.4 million higher income from mortgage loans.  The Investment Management segment’s decrease was due to market value changes on trading securities portfolio related to AllianceBernstein’s deferred compensation plan obligations which experienced depreciation of $193.0 million in the first nine months of 2008 as compared to $54.3 million in appreciation in the 2007 period.

Investment losses totaling $369.2 million in the first nine months of 2008, as compared to gains of $22.3 million in the first nine months of 2007, were primarily due to the Insurance/Financial Advisory segment’s $390.2 million higher losses in the 2008 period.  The investment losses for this segment were primarily related to higher writedowns ($382.5 million in the first nine months of 2008 as compared to $48.2 million in first nine months of 2007) and losses as compared to gains from sales $(17.1) million in the 2008 period as compared to $18.2 million in comparable 2007 period) on the General Account’s fixed maturities portfolio and the absence of the $9.6 million gain from the sale of Frontier Trust in the 2007 period.  The 2008 losses included writedowns on the Insurance Group’s holding of Lehman Brothers Holdings Inc. and Washington Mutual, Inc. debt of $188.4 million and $92.8 million, respectively and $18.9 million of losses on sales of Washington Mutual debt.  Additionally, there was a $1.6 million loss on equity real estate as compared with a $7.3 million gain during the first nine months of 2007.  The Investment Management segment’s $1.3 million decrease in investment gains to $26.3 million in the first nine months of 2008 resulted as lower non-cash gains in the first nine months of 2008 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans ($10.3 million as compared to $14.0 million in the 2007 period) were partially offset by higher net gains from sales of investments.

In the first nine months of 2008, commissions, fees and other income increased $307.7 million to $4.27 billion from the $3.97 billion reported in the first nine months of 2007 as the increase of $454.1 million reported by the Financial Advisory/Insurance segment was offset by a $156.7 million decrease for the Investment Management segment.  The Financial Advisory/Insurance segment’s increase to $1.27 billion in the first nine months of 2008 from $818.4 million in the first nine months of 2007 was due to the $389.9 million increase in the fair value of the GMIB reinsurance contracts (including the $209.2 million recognized upon the initial adoption of SFAS No. 157).  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  In the first nine months of 2007, the fair value of these contracts decreased $40.6 million due to market fluctuations.   Additionally, higher gross investment management fees of $27.5 million were received from EQAT and VIP Trust due to a higher average asset base; such fees are expected to decline in the immediate future given the significant decline in Separate Account balances.  The Investment Management segment’s decrease was principally due to the $165.9 million decrease in investment advisory and services fees and $37.5 million lower distribution revenues, offset by a $48.2 million increase in institutional research services at AllianceBernstein in the first nine months of 2008 as compared to the comparable 2007 period.  The decrease to $2.33 billion in investment advisory and services fees was driven by lower average assets under management across all three of its customer categories and lower performance fees.  Given recent market experience, it would be very difficult for AllianceBernstein to earn performance-based fees in most of its hedge funds in 2008.  The distribution revenues’ decrease to $313.9 million in the first nine months of 2008 was principally due to lower fees from both the U.S. and non-U.S. funds.  The increase in institutional research services to $353.6 million was the result of market share gains and higher market volumes that were offset by decreases associated with declines in capital markets and a negative mix as clients executed a greater percentage of trades electronically.

Benefits and Other Deductions.  Total benefits and other deductions increased $906.6 million to $8.62 billion in the first nine months of 2008 as the Financial Advisory/Insurance segment’s reported increase of $1.15 billion was partially offset by the $248.1 million decrease for the Investment Management segment.

Policyholders’ benefits totaled $2.46 billion, an increase of $164.4 million from the $2.30 billion reported for the first nine months of 2007.  The increase was principally due to the $182.1 million increase in the GMDB/GMIB reserves as compared to the 2007 period’s increase of $95.1 million due to reductions in interest rates, changes in market conditions and the growth of the business, a $46.9 million increase in the GWBL reserves and an increase of $63.0 million in no-lapse guarantee reserves as compared to the $57.3 increase in the 2007 period as well as $61.0 million higher death claims, partially offset by $43.5 million lower policyholder dividends.

Total compensation and benefits decreased $235.7 million during the first nine months of 2008 to $1.93 billion from $2.17 billion in the first nine months of 2007 with decreases of $170.9 million and $64.8 million for the Investment Management and the Financial Advisory/Insurance segments, respectively.  The Investment Management segment’s decrease in the first nine months of 2008 reflected a $196.5 million decrease in incentive compensation and a $30.7 million decrease in commission expense due to decreases in institutional investment, retail and private client services partially offset by increases in institutional research service.  These reductions were offset by a $54.3 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases and higher severance partially offset by lower other employment costs at AllianceBernstein.  The $64.8 million decrease in compensation and benefits to $716.1 million for the Financial Advisory/Insurance segment in the first nine months of 2008 was principally related to lower salary expense and lower expenses related to stock benefit plans as well as the impact the $4.7 million in severance costs related to USFL had in the 2007 period.

For the first nine months of 2008, commissions in the Financial Advisory/Insurance segment totaled $1.02 billion, a decrease of $201.9 million from the $1.22 billion in the first nine months of 2007, principally due to lower sales of interest-sensitive life and variable annuity products.

Interest expense decreased $48.2 million to $146.9 million during the first nine months of 2008 with decreases of $35.1 million and $13.1 million for the Financial Advisory/Insurance and Investment Management segments, respectively.  These decreases were principally due to the repayments of certain of AXA Financial’s long-term third-party debt as well as lower average borrowings from AXA and AXA affiliates and to reductions in AllianceBernstein’s short-term borrowings.

DAC and VOBA amortization increased $1.10 billion to $1.80 billion in the 2008 period, from the $704.4 million reported in the corresponding 2007 period.  This increase in amortization was principally related to reactivity to significant increases in the first nine months of 2008 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, the 2008 increase in the fair value of the GMIB reinsurance asset including the $104.3 million DAC related impact of the January 1 increase in the fair value of the GMIB reinsurance contracts related to the adoption of SFAS No. 157 partially offset by $79.8 million in reactivity to realized capital losses and the impact of DAC unlocking.  In the first nine months of 2008, DAC unlocking, principally related to the recognition of higher estimated future margins associated with GMDB/GMIB hedging programs, higher expected fees related to variable life and annuity contracts and expectations of life mortality improvements, partially offset by the impact of the reversion to the mean methodology on Separate Account fee revenue for variable annuity products as well as higher mortality on certain older life contracts and higher surrenders of certain older annuity contracts, reduced DAC amortization by $28.7 million.  In the comparable 2007 period, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $47.7 million.

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

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience.  Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread.  A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC and VOBA on these products relates to projected future Separate Account performance.  Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of September 30, 2008, current projections of future average gross market returns for purposes of this approach assume a 15.0% return for the next 16 quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% thereafter.

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

DAC capitalization totaled $1.11 billion for the first nine months of 2008, $225.5 million lower than the $1.34 billion reported in the first nine months of 2007 due to $217.8 million lower first year commissions and a $7.7 million decrease in deferrable expenses primarily resulting from lower sales of interest sensitive life and variable annuity products in the first nine months of 2008.

Amortization of intangible assets decreased by $29.7 million to $29.2 million from $58.9 million in the first nine months of 2007 primarily due to impact of a writedown in the prior year period.  In the first nine months of 2007, the Financial Advisory/Insurance segment recorded a $30.4 million writedown of intangible assets related to USFL’s distribution system in light of management’s decision to cease marketing USFL products.

In the first nine months of 2008, there was a $27.8 million decrease in other operating costs and expenses to $953.1 million as compared to the $980.9 million in the first nine months of 2007 as a $14.7 million increase for the Financial Advisory/Insurance segment was more than offset by a $52.2 million decrease for the Investment Management segment.  The Investment Management segment’s decrease in the first nine months of 2008 resulted principally from insurance recoveries of approximately $35.3 million at AllianceBernstein in third quarter 2008 related to a class action claims processing error and lower travel and entertainment expenses.  The Financial Advisory/Insurance segment’s increase during the first nine months of 2008 was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances and to higher legal fees and consulting expenses.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for the first nine months of 2008 were $13.98 billion, a decrease of $1.39 billion from the comparable 2007 period, while total first year premiums decreased $1.44 billion to $9.61 billion in the first nine months of 2008.  First year premiums and deposits for the life products decreased $240.9 million as a result of $266.3 million lower sales of interest-sensitive products across both channels being partially offset by a $21.0 million increase in first year variable life sales principally in the retail channel.  First year premiums and deposits for annuity products decreased $1.20 billion as a result of lower sales in both the retail and wholesale channels.

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

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $1.61 billion, from $8.50 billion in the first nine months of 2007 to $6.90 billion for the first nine months of 2008.  The decreases totaled $1.56 billion, $26.3 million and $25.1 million, respectively, for the individual annuities, traditional life and variable and interest-sensitive life insurance lines of business.  The annualized annuities surrender rate decreased to 7.9% in the first nine months of 2008 from 9.8% in the first nine months of 2007.  The individual life products’ surrender rates declined to 4.2% in the 2008 period from 4.3% for the 2007 period.  The surrender and withdrawal rates continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

Assets Under Management
(In Millions)
	September 30,
	2008	2007

Third party	$535,653	$745,594
General Account and other	52,330	53,218
Separate Accounts	83,655	101,198
Total Assets Under Management	$671,638	$900,010

Third party assets under management at September 30, 2008 decreased $209.94 billion from September 30, 2007 primarily due to decreases at AllianceBernstein.  General Account and other assets under management at September 30, 2008 decreased $888 million from September 30, 2007 primarily due to market depreciation on the fixed maturity portfolio.  The $17.54 billion decrease in Separate Account assets under management resulted from market depreciation partially offset by net new deposits.

AllianceBernstein assets under management at September 30, 2008 totaled $589.56 billion as compared to $812.77 billion at September 30, 2007 as market depreciation of $211.2 billion and net outflows of $17.4 billion in the retail channel were partially offset by net inflows of $4.7 billion and $0.2 billion in the institutional investment and private client channels, respectively.  Non-US clients accounted for 39.4% of the September 30, 2008 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial.  On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5.0 million at an interest rate of 6.25%.  Under the terms of the Master Note, which matures on May 16, 2023, outstanding balances may be prepaid in part or in whole at the option of AXA Tech America.  On June 27, 2008 and October 11, 2008, respectively, AXA Financial loaned $1.0 million and $2.5 million to AXA Tech America for a total of $3.5 million outstanding under the Master Note.

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

The Insurance Group.

Members of the Insurance Group monitor their respective regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and dramatic declines in the equity markets have increased the regulatory variable annuity reserves and capital needed to support the variable annuity guarantee business.  Separately, the reduced value of the AllianceBernstein units has reduced regulatory capital levels.  As part of the efforts to manage capital requirements, during fourth quarter 2008, AXA Financial expects to borrow approximately $2.50 billion from AXA and use the proceeds to enhance the capitalization of certain members of the Insurance Group.

While future capital requirements will depend on future capital market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.

In second quarter 2008, MONY Life paid a cash dividend of $95.0 million; no dividends were paid by AXA Equitable during the first nine months of 2008.  In third quarter 2007, AXA Equitable paid cash dividends of $300.0 million and MONY Life paid a cash dividend of $80.0 million.

On September 23, 2008, AXA Equitable repaid its $350.0 million short-term debt, $101.7 million of which was included in Wind-up Annuities discontinued operations.  At September 30, 2008, AXA Equitable had no short-term debt outstanding.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable and MONY Life access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life purchased stock to meet their membership requirement ($13.5 million for AXA Equitable and $3.5 million for MONY Life).  The credit facility provided by FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  Any borrowings from the FHLBNY will require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s and MONY Life’s borrowing capacities with FHLBNY are $1.00 billion and $250.0 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At September 30, 2008, there were no outstanding borrowings from FHLBNY.

AllianceBernstein.  For the nine months ended September 30, 2008 and 2007, respectively, cash flows included inflows of $13.4 million and $41.4 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $3.2 million and $12.5 million to fund deferred compensation plans.  Cash flows in the first nine months of 2008 included $535.0 million in SCB LLC’s borrowings under its revolving credit facility.  There was a net reduction in cash flows of $475.4 million and $191.6 million in the respective 2008 and 2007 periods related to net repayments of commercial paper.  Capital expenditures at AllianceBernstein were $61.2 million in the first nine months of 2008 compared to $87.9 million in the comparable 2007 period while sales of investments totaled $10.6 million and $29.0 million in the first nine months of 2008 and 2007.  Available cash flow for cash distributions from AllianceBernstein totaled $711.6 million and $945.4 million for the first nine months of 2008 and 2007, respectively, while distributions paid were $835.1 million and $1.02 billion for the same respective periods.

At September 30, 2008, AllianceBernstein had outstanding $69.0 million under its commercial paper program and $158.9 million under its revolving credit facility and an additional $535.0 million outstanding under SCB LLC’s revolving credit facility.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of September 30, 2008.

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
There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2007 Form 10-K, except as follows.

There can be no assurance that the recent actions by the Federal government to stabilize the U.S. financial system will be effective.

The world-wide equity and credit markets have been experiencing volatility and disruption for over a year, which has recently approached virtually unprecedented levels.  The Federal government, Federal Reserve and other governmental regulatory bodies have taken and are considering further actions to stabilize the U.S. financial system.  There can be no assurance, however, as to the actual impact that these actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of these actions to help stabilize the financial markets and a continuation or worsening of current financial market conditions could adversely affect our ability to access capital, business, financial condition and results of operations.

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

AXA FINANCIAL, INC.

Date:	November 10, 2008	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	November 10, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer