Form 10-K
period 2008-12-31
AXA FINANCIAL INC
filed 2009-03-13
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11166

AXA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3623351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 554-1234

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2008.

As of March 10, 2009, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are incorporated by reference into Part I hereof.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Segment Information	1-1
	Employees and Financial Professionals	1-7
	Competition	1-7
	Regulation	1-8
	Parent Company	1-11
	Other Information	1-11
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Submission of Matters to a Vote of Security Holders*	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	9-1
Item 9A(T).	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance*	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accountant Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures		S-1
Index to Exhibits		E-1

*Omitted pursuant to General Instruction I to Form 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Financial, Inc. assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” and elsewhere in this report.

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  It is a leading asset manager, with total assets under management of approximately $543.24 billion at December 31, 2008, of which approximately $461.95 billion were managed by AllianceBernstein.  Through its insurance company subsidiaries, AXA Financial Group is also among the oldest and largest life insurance organizations in the United States.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files annual reports on Form 20-F.  For additional information regarding AXA, see “Parent Company”.

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

Financial Advisory/Insurance

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Financial Advisory/Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $16.68 billion (or 82.8%) of total revenues, after intersegment eliminations, for the year ended December 31, 2008.

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

1 As used in this Form 10-K, the term “AXA Financial Group” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 (“AXA Financial”), and its consolidated subsidiaries.  The term “MONY Companies” means MONY Life Insurance Company (“MONY Life”), MONY Life Insurance Company of America (“MLOA”), U.S. Financial Life Insurance Company (“USFL”) and the other subsidiaries of MONY acquired by AXA Financial in the MONY acquisition.  The term “Financial Advisory/Insurance Group” refers collectively to AXA Equitable Life Insurance Company (“AXA Equitable”), a New York stock life insurance corporation, to AXA Equitable’s wholly owned subsidiaries, AXA Distributors, LLC and its subsidiaries (collectively, “AXA Distributors”), to AXA Advisors, LLC (“AXA Advisors”), to AXA Network, LLC and its subsidiaries (collectively, “AXA Network”), AXA Financial (Bermuda) Ltd. (“AXA Bermuda”), AXA Equitable Life and Annuity Company (“AXA Life”), and the MONY Companies.  The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries.  The term “Insurance Group” refers collectively to AXA Equitable, MONY Life, MLOA, USFL, AXA Life and AXA Bermuda.  The term “General Account” refers to the assets held in the respective general accounts of AXA Equitable, MONY Life, MLOA, AXA Life, USFL and AXA Bermuda and all of the investment assets held in certain of AXA Equitable's, MONY Life’s and MLOA’s Separate Accounts on which the Insurance Group bears the investment risk.  The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable, MONY Life and MLOA excluding the assets held in those Separate Accounts on which the Insurance Group bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account associated with the Insurance Group’s continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group’s discontinued Wind-up Annuity line of business (“Wind-up Annuities”).

  1-1

As of December 31, 2008, the Insurance Group had approximately 3.3 million insurance policies and annuity contracts in force.  For additional information on the Financial Advisory/Insurance segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Financial Advisory/Insurance,” and “Employees and Financial Professionals,” “Competition” and “Regulation”.

Products

Variable Annuities and Variable Life Insurance.  The Insurance Group is among the country’s leading issuers of variable annuity and variable life insurance products.  Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options.  The growth of Separate Account assets under management remains a strategic objective of AXA Financial Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds for its clients.

Variable annuity products continue to account for a substantial portion of the Insurance Group’s sales, with 76.6% of the Insurance Group’s total premiums and deposits in 2008 attributable to variable annuities.  Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets.  A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee.  Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit (“GMDB”) and/or guaranteed minimum living benefits.  Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”), although the Insurance Group also offers guaranteed minimum accumulation benefits and guaranteed withdrawal benefits for life (“GWBL”).  For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 7.3% of the Insurance Group’s total premiums and deposits in 2008.  Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance (“COLI”) market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options.  Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $19.08 billion to $66.60 billion at December 31, 2008 (although these assets declined from $100.1 billion at December 31, 2007).  Of the 2008 year-end amount, approximately $34.88 billion was invested through EQ Advisors Trust (“EQAT”) and approximately $27.59 billion was invested through AXA Premier VIP Trust (“VIP Trust”).  EQAT and VIP Trust are mutual funds for which AXA Equitable serves as investment manager (and in certain instances provides day to day portfolio management services as the investment adviser) and administrator.  The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a management investment company offering variable life and annuity contractholders a choice of single or multi-advised equity, bond and money market investment portfolios, a family of six “hybrid” portfolios whose assets are allocated among multiple subadvisers and five asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advised equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  Day-to-day portfolio management services for each investment portfolio offered pursuant to EQAT and VIP are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisers.  As of December 31, 2008, AXA Equitable served as the investment adviser to twelve portfolios (or an allocated portion of a portfolio) representing approximately 3.8% of the total assets in EQAT portfolios and nine portfolios representing approximately 63.6% of the total assets of the VIP Trust portfolios.  As of December 31, 2008, AllianceBernstein and AXA Rosenberg Investment Management (“AXA Rosenberg”), each an AXA affiliate, provided investment advisory services to portfolios representing approximately 26.2% of the total assets in EQAT portfolios and approximately 5.1% of the total assets in the VIP Trust portfolios, and unaffiliated investment subadvisers provided investment advisory services in respect of the balance of the assets in the respective EQAT and VIP Trust portfolios.

1-2

Fixed Annuities and Traditional and Interest Sensitive Life Insurance.  In addition to variable annuity and variable life insurance products, the Insurance Group issues or has issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.  Fixed annuity products accounted for 0.4% of the Insurance Group’s total premium and deposits in 2008.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including universal life, whole life and term life insurance.  Traditional and interest-sensitive life insurance products accounted for 12.5% of the Insurance Group’s total premium and deposits in 2008 and continue to represent a significant product line for the Insurance Group.

USFL ceased marketing new business in 2007.  Previously, USFL offered term life and interest-sensitive life insurance products, which were designed for the impaired risk market, focusing on customers with treatable medical conditions.  USFL policies currently in-force continue to be serviced by the Insurance Group.

Insurance Product Offerings.  As a result of the severe decline and volatility in the equity markets and the continued decline of interest rates in 2008, the Insurance Group has revised and/or eliminated the sale of certain annuity and life insurance products, taking into account customer needs and preferences, competitive market considerations, risk management and capital utilization.  Changes to the guarantee features, pricing and/or Separate Account investment options may make annuity and life insurance products offered by the Insurance Group less competitive versus similar products in the marketplace or less attractive relative to other financial products, which could adversely affect the sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group may offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings as conditions in the marketplace and capital markets develop.

Retail Mutual Funds.  In 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital and Enterprise Fund Distributors, Inc. (“EFD”) transferred to Goldman Sachs Asset Management L. P. (“GSAM”) assets relating to the business of serving as sponsor of and investment manager to 27 of the 30 funds of AXA Enterprise Multimanager Funds Trust (“Multimanager Trust”), AXA Enterprise Funds Trust (“AEFT”), and The Enterprise Group of Funds, Inc. and completed the reorganization of such funds into corresponding mutual funds managed by GSAM.  In 2008, AXA Financial, Enterprise Capital and EFD completed the reorganization and/or liquidation of the remaining three retail mutual funds in AEFT and the 787 Fund, Inc., which together had approximately $452.3 million in assets under management as of the date of the reorganization and/or liquidation.

For additional information on assets under management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management”.

Markets

The Insurance Group primarily targets affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public school systems, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers.  Variable annuity products are primarily targeted at individuals saving for retirement or seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments), as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans.  Variable and interest-sensitive life insurance is targeted at individuals for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits.  Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs.  Mutual funds and other investment products add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

Distribution

Retail Distribution.  The Insurance Group distributes its annuity, life insurance and other products directly to the public through financial professionals associated with AXA Advisors and AXA Network.  These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers.  AXA Advisors has outsourced certain administrative services, including clearing and transaction processing and customer service, for the non-insurance investment brokerage business of AXA Advisors to LPL Financial Corporation (“LPL”).  Pursuant to this arrangement, AXA Advisors’ financial professionals have access to certain LPL proprietary technology, including brokerage and advisory platforms and research services.

1-3

Wholesale Distribution.  The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors.  AXA Distributors distributes the Insurance Group’s annuity products through third-party national and regional securities firms and other broker-dealers, independent financial planners and banks.  AXA Distributors, through its AXA Partners division, also distributes the Insurance Group’s life insurance products on a wholesale basis principally through national and regional securities firms, independent financial planners and other broker-dealers, banks and brokerage general agencies.

The growth of AXA Distributors’ wholesale business continues to be important to the Insurance Group.  Annuities and life insurance distributed by AXA Distributors accounted for 46.0% and 50.0% of the Insurance Group’s total annuity and life insurance premiums and deposits in 2008 and 2007, respectively.  Annuities distributed by AXA Distributors accounted for 60.0% and 62.1% of the Insurance Group’s total first year annuity premiums and deposits in 2008 and 2007, respectively, and 42.7% and 46.1% of the Insurance Group’s total annuity premiums and deposits in 2008 and 2007, respectively.  Life insurance products distributed by the AXA Partners division of AXA Distributors accounted for 36.8% and 54.9% of the Insurance Group’s total first year life insurance premiums and deposits in 2008 and 2007, respectively, and 13.5% and 17.4% of the Insurance Group’s total life insurance premiums and deposits in 2008 and 2007, respectively.  For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits”.

Corporate Markets.  In January 2008, the Insurance Group announced the launch of a new distribution channel, Corporate Markets, which focuses on providing retirement plan strategies and solutions for Fortune 1000 corporations and their employees.  The Corporate Markets channel provides employers with resources to help their employees at every stage of the retirement planning process – offering education, ongoing support and guaranteed income solutions to individuals as they accumulate retirement assets in their 401(k) plans, and transition to the distribution phase at retirement.  The Corporate Markets channel is not expected to generate significant revenues in the near term.

Reinsurance and Hedging

The Insurance Group has in place reinsurance and hedging programs to reduce its exposure to mortality, equity market declines and interest rate fluctuations.

In 2008, the Insurance Group generally retained up to a maximum of $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies.  For amounts issued in excess of those limits, the Insurance Group typically obtained reinsurance from unaffiliated third parties.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium.

The Insurance Group also reinsures to non-affiliated reinsurers a portion of its exposure on variable annuity products that offer a GMIB and/or GMDB feature.  At December 31, 2008, the Insurance Group had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 42.7% of its net amount at risk resulting from the GMIB feature and approximately 5.5% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2008.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.  The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.  The Insurance Group is not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.75% of the total policy reserves of the Insurance Group (including Separate Accounts).

In addition to non-affiliated reinsurance, in fourth quarter 2008, as part of its capital management efforts, AXA Equitable ceded to AXA Bermuda a 100% quota share of all liabilities for variable annuity GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.  AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003, also reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by AXA Equitable and USFL.  For AXA Equitable, the GMDB/GMIB reinsurance transaction allowed for a more efficient use of its capital.  For additional information on AXA Bermuda, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Supplementary Information – Reinsurance” and Note 11 of Notes to Consolidated Financial Statements.

1-4

The Insurance Group has adopted certain hedging programs that are designed to mitigate the exposure to movements in the equity markets and interest rates on, among other things, GMIB, GMDB and GWBL liabilities that have not been reinsured for contracts issued after January 1, 2001.  The hedging programs make use of derivatives, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, puts and calls, interest rate swaps and floor contracts.  The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, equity market volatility and interest rates.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition.

For additional information about reinsurance and hedging strategies implemented by AXA Financial Group, see  “Item 1A - Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers.  Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed.  The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time.  The Insurance Group audits or otherwise reviews the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2008:

Insurance Group
General Account Investment Assets
Net Amortized Cost (1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$37,841.3	64.0%
Mortgages	5,174.0	8.8
Equity real estate	370.6	0.6
Other equity investments	1,542.2	2.6
Policy loans	4,943.7	8.4
Cash and short-term investments (2)	9,257.7	15.6
Total	$59,129.5	100.0%

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

The Insurance Group has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as life insurance, annuity and group pension.  The Insurance Group has investment guidelines for each product line that form the basis for investment strategies to manage such product line’s investment return and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.  Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.

1-5

Investment Surveillance.  As part of the Insurance Group’s investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by the Insurance Group’s Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and, therefore, are written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

Wind-Up Annuities.  Wind-up Annuities, consisting primarily of group non-participating wind-up annuity products, are included in AXA Financial Group’s discontinued operations.  At December 31, 2008, approximately $723.4 million of related policyholder liabilities were outstanding.  For additional information about Wind-up Annuities, see Notes 2 and 16 of Notes to Consolidated Financial Statements.

Investment Management

General.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein.  AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, subadvisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and its affiliated joint venture companies, subadvisory relationships with mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers independent research, portfolio strategy, and brokerage-related services.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies.  AllianceBernstein’s services include:  (a) value equities, generally targeting stocks that are out of favor and that may trade at bargain prices; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including both taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments, such as hedge funds, currency management strategies, and venture capital and (g) asset allocation services, by which AllianceBernstein offers specifically-tailored investment solutions for its clients (e.g., customized target date fund retirement services for institutional defined contribution clients).

The Investment Management segment in 2008 accounted for approximately $3.54 billion (or 17.6%) of total revenues, after intersegment eliminations.  As of December 31, 2008, AllianceBernstein had approximately $461.95 billion in assets under management, including approximately $291.36 billion from institutional clients, approximately $101.64 billion from retail clients and approximately $68.95 billion from private clients.  As of December 31, 2008, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT and VIP Trust represented approximately 20.3% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 5.1% of AllianceBernstein’s total revenues.  The Investment Management segment continues to provide asset management services to the Insurance Group.

The financial crisis had a significant adverse impact on AllianceBernstein’s business in 2008.  AllianceBernstein’s assets under management declined 42.3% from $800.4 billion at December 31, 2007 to $462.0 billion at December 31, 2008.  This decline in assets under management, as well as market losses on AllianceBernstein’s deferred compensation plan-related investments, were the primary factors producing a 22.3% decline in net revenues and a 33.4% decline in net income during 2008.  AllianceBernstein’s unit price declined 72.4%, from $75.25 at the end of 2007 to $20.79 at the end of 2008.

Interest in AllianceBernstein. In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”).  In connection with this acquisition (the “Bernstein Acquisition”), Bernstein and SCB Partners Inc. (“SCB Partners”) were granted the right to sell limited partnership interests in AllianceBernstein (“AllianceBernstein Units”) to AXA Financial or an entity designated by AXA Financial (the “AllianceBernstein Put”).  Between November 2002 and December 31, 2008, AXA Financial, either directly or indirectly through wholly owned subsidiaries, acquired a total of 30.6 million AllianceBernstein Units for an aggregate purchase price of approximately $1.63 billion through several purchases made pursuant to the AllianceBernstein Put.  After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial Group’s consolidated economic interest in AllianceBernstein as of December 31, 2008 was approximately 62.4%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein.

1-6

On January 6, 2009, AXA America Holdings Inc. (“AXA America”), an indirect wholly owned subsidiary of AXA, purchased 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per AllianceBernstein Unit pursuant to the final installment of the AllianceBernstein Put.  AXA America is a holding company for a group of insurance and related financial services companies, including AXA Financial and its subsidiaries.

For additional information about AllianceBernstein, including its results of operations, see “- Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2009.

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2008, AXA Financial Group had approximately 10,427 full-time employees.  Of these, approximately 5,430 and 4,997 were employed by the Financial Advisory/Insurance Group and AllianceBernstein, respectively.  In addition to these employees, as of December 31, 2008, the Financial Advisory/Insurance Group had a sales force consisting of approximately 5,694 AXA Advisors financial professionals, including 346 field managers.

COMPETITION

Financial Advisory/Insurance.  There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group, including insurance, annuity and other investment products and services.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  In addition, the trend toward consolidation has been significantly accelerating as a result of the current economic turmoil.  For additional information regarding competition, see “Item 1A - Risk Factors”.

The principal competitive factors affecting the Financial Advisory/Insurance Group’s business are its financial strength as evidenced, in part, by its financial and claims-paying ratings; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; its ability to bring customized products to the market quickly; its ability to explain complicated products and features to its distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of its brands in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2009 the financial strength or claims-paying rating of AXA Equitable was “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).  As of March 10, 2009, the financial strength or claims-paying ratings of MONY Life and MLOA were “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).  As of March 10, 2009, the financial strength or claims-paying rating of USFL was “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook) and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).  As of March 10, 2009, AXA Financial’s long-term debt rating was “A+” from Standard & Poor’s Corporation (5th highest of 22 ratings; with negative outlook), “A2” from Moody’s Investors Service (6th highest of 21 ratings; with stable outlook), “a-” from A.M. Best Company, Inc. (7th highest of 22 ratings; with stable outlook) and “A+” from Fitch Investors Service, L.P. (5th highest of 21 ratings; with stable outlook).

In light of the deterioration in the credit and equity markets, certain rating agencies have lowered their outlook on the life insurance sector to negative from stable and have downgraded certain companies.  The nature and extent of any additional further action by ratings agencies cannot be predicted, nor can management predict the effect of any such changes.

1-7

Investment Management.  The financial services industry is intensely competitive and new entrants are continually attracted to it.  No single or small group of competitors is dominant in the industry.  AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers.  AllianceBernstein’s competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve.  Some of AllianceBernstein’s competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, have substantially greater resources and/or have performed better in various investment categories over various periods than AllianceBernstein.  These factors may place AllianceBernstein at a competitive disadvantage.  To grow its business, AllianceBernstein must be able to compete effectively for assets under management.  Key competitive factors include (i) AllianceBernstein’s investment performance for its clients; (ii) AllianceBernstein’s commitment to place the interests of its clients first; (iii) the quality of AllianceBernstein’s research;  (iv) AllianceBernstein’s ability to attract, retain and motivate highly skilled, and often highly specialized, personnel; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges; (vii) AllianceBernstein’s operational effectiveness; (viii) AllianceBernstein’s ability to further develop and market its brand; and (ix) AllianceBernstein’s global presence.  Nevertheless, AllianceBernstein’s poor investment performance during 2008 may make it more difficult for AllianceBernstein to compete effectively.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein.  AllianceBernstein’s partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein.

REGULATION

Insurance Supervision.  Members of the Insurance Group are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories.  AXA Equitable and MONY Life are domiciled in New York and are primarily regulated by the Superintendent (the “Superintendent”) of the New York Insurance Department (the “NYID”).  AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance.  MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance.  USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance.  AXA Bermuda is domiciled in Bermuda and is primarily regulated by the Bermuda Monetary Authority.  The extent of regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates.  Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.  Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable or MONY Life.  For additional information on Insurance Supervision, see “Risk Factors” in Item 1A.

Each of the members of the Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of the members of the Insurance Group, and make requests for particular information from them. For example, the domestic insurance regulator of AXA Equitable has concluded its periodic statutory examination of the books, records and accounts for the years 2001 through 2005, but has not yet issued the final report.  AXA Equitable has responded to various information requests made during the examination, including inquiries relating to insurance replacement issues.  A remediation program may be required as a result of the examination, but management does not believe such a remediation program would have a material impact on the Insurance Group’s business.  In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance and securities laws.  Members of the Insurance Group have received and responded to such inquiries from time to time.

Holding Company and Shareholder Dividend Regulation.  Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state.  In 2008, AXA Equitable did not pay any shareholder dividends and MONY Life paid $95.0 million in shareholder dividends.

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

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and Sanford C. Bernstein & Co., LLC are registered as broker-dealers (collectively the “Broker-Dealers”) under the Exchange Act.  The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”).  The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses.  The SEC and FINRA also regulate the sales practices of the Broker-Dealers.  In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products.  For example, FINRA proposed, and the SEC approved, increased suitability requirements and additional compliance procedures relating to sales of variable annuities that could negatively impact sales of annuity products.  In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

Certain Separate Accounts of AXA Equitable, MONY Life and MLOA are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable and MLOA are also registered under the Securities Act of 1933, as amended (the “Securities Act”).  EQAT and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.  Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act.

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

Regulators, including the SEC, FINRA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.  AXA Financial and certain subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, state attorneys general, state insurance regulators and other regulators on a wide range of issues.  Ongoing or future regulatory investigations could result in fines, other sanctions and/or other costs.

Potential Regulatory Initiatives Related to Financial Markets.  As discussed above, AXA Financial’s businesses are subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies.  In light of the current financial crisis, there have been increasing calls for additional regulation of financial firms of all types and/or an overhaul of the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance industry by means of an optional or mandatory Federal charter or license.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which the financial advisory and insurance business may in the future be subject cannot be predicted, nor can we predict the effect of any such changes on, among other things, the way business is conducted, products are offered or capital is managed.

1-9

Federal Tax Initiatives.  Although the Federal government generally does not directly regulate the insurance business currently, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may significantly affect the Insurance Group including, among others, the following.

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts have been increasing and rates have been decreasing for estate and generation skipping taxes.  Under current law, such taxes are scheduled to be repealed for 2010, but to return to their 2001 levels thereafter.   Legislative proposals range from eliminating the one-year repeal and continuing these taxes at or above the 2009 exemption amounts and rates to making permanent the 2010 one-year repeal.  Although a continuation of the repeal beyond 2010 seems unlikely, elimination of the estate tax would likely have an adverse impact on life insurance sales since a significant portion of life insurance sales are made in conjunction with estate planning.  Conversely, a continuation or an increase of the estate tax would benefit sales and persistency.

Income, Capital Gains and Dividend Tax Rates.   Federal tax legislation passed in 2001 also reduced income tax rates and tax rates on long-term capital gains and qualifying corporate dividends.  Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Unless extended, these lower rates are set to expire after 2010.  The Obama administration has expressed an intention to seek to increase the income tax rates for higher income taxpayers and to reduce income tax rates for middle and lower income taxpayers.  The tax appeal of cash value life insurance and annuity products would benefit from higher income and capital gains tax rates but would be reduced by lower tax rates.

Other Proposals.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle income taxpayers.  For example, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements.  Another would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales and, possibly, funding and persistency of existing cash value life insurance and deferred annuity products.

The current, rapidly changing economic environment may increase the likelihood of substantial changes to Federal tax law.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to AXA Financial Group’s business or what the effect of any such legislation might be.

AllianceBernstein Regulatory Matters.

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

With the approval of the independent directors of AllianceBernstein’s U.S. registered mutual fund boards and the staff of the SEC, AllianceBernstein retained an Independent Distribution Consultant (“IDC”) to develop a plan for the distribution of the Restitution Fund.  The IDC’s calculations confirmed that AllianceBernstein’s initial contribution to the Restitution Fund was sufficient to compensate for the harm to mutual fund shareholders from market timing activities.  On May 15, 2008, the SEC approved the IDC’s plan to distribute the Restitution Fund to appropriate mutual fund shareholders.  The IDC began distributing payments from the Restitution Fund in February 2009.

1-10

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

PARENT COMPANY

AXA, the ultimate parent company of AXA Financial, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in Western Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including Eastern Europe, the Middle East and Africa.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to AXA Financial or any of its subsidiaries.

Voting Trust.  In connection with AXA’s application to the Superintendent for approval of its acquisition of the capital stock of AXA Financial, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the “Voting Trust Agreement”).  Pursuant to the Voting Trust Agreement, AXA and its affiliates (“AXA Parties”) have deposited the shares of AXA Financial’s Common Stock held by them in the Voting Trust.  The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust.  In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable).  All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates.  If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust.  The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until May 12, 2012.  Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

OTHER INFORMATION

All of AXA Financial’s officers and employees, including its chief executive officer, chief financial officer and chief accounting officer, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial’s website at www.axa-equitable.com.  AXA Financial intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and chief accounting officer by posting such information on its website at the above address.

  1-11

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks.  This “Risk Factors” section provides a summary of some of the significant risks that could affect (and, in some cases, are affecting) our business, financial condition or results of operations.  In the summary that follows, management has attempted to identify the potential consequences that could result from the realization of the risks described.  It must be emphasized, however, that the extreme market disruption and dislocation that is currently prevailing make any effort to anticipate or predict the likelihood or severity of the consequences particularly difficult, and increases the likelihood that the realization of these or other risks could materially impact AXA Financial Group’s and/or the Financial Advisory/Insurance Group’s business and consolidated results of operations and financial condition whether or not specifically indicated below.  In this section, the terms “we,” “us” and “our” refer to the Financial Advisory/Insurance Group.  As noted below, risk factors relating to AllianceBernstein’s business, reported in the Investment Management segment, are specifically incorporated by reference herein.

Current conditions in the financial markets and the economy generally may adversely affect our business and consolidated results of operations and financial condition.

Our business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  The global financial markets have been experiencing severe declines and disruption accompanied by high levels of volatility and illiquidity for over a year.  The availability and the cost of credit have been affected.  These factors, combined with, among other things, volatile oil and other commodity prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidences, increasing rates of defaults and bankruptcies and increasing unemployment have precipitated a severe economic downturn.  These circumstances have had and may continue to have an adverse effect on us.

It is not possible to predict how long the current difficult market conditions will persist or the extent to which they may worsen, nor is it possible to predict the extent to which they will adversely affect our business, results of operations, cash flows and financial condition.

Equity market declines and volatility may adversely affect our business and consolidated results of operations and financial condition.

Declines or volatility in equity markets, such as those currently being experienced, have negatively impacted and may continue to negatively impact the investment returns we and our customers earn in those markets as well as our business and consolidated results of operations and financial condition.  For example, equity market declines and/or volatility:

•
decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values and, for annuity contracts that provide enhanced guarantee features, increases the amount of our potential obligations related to such enhanced guarantee features and may increase the cost of executing product guarantee related hedges beyond what was anticipated in the pricing of products being hedged.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs;

•	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our regulatory capital;

•
may increase surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

•	have reduced and may continue to reduce demand for variable products relative to fixed products;

•	could lead to changes in estimates underlying our calculations of deferred acquisition costs that, in turn, could accelerate our DAC and VOBA amortization and reduce our current earnings;

•	may result in changes to the fair value of our GMIB reinsurance contracts, which could reduce the amount, and/or increase the volatility, of our earnings; and

•	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

1A-1

Interest rate fluctuations may adversely affect our business and consolidated results of operations and financial condition.

Our margin or “spread” on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts.  This spread is a significant part of our earnings.

In 2008, interest rates on U.S. government securities declined substantially.  If interest rates continue to fall and/or remain at low levels, our portfolio earnings will decline over time.  Our ability to pass through the effects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts and other competitive factors.  Currently, we are at or near the minimum interest rate that we guarantee on many of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could continue to deteriorate and possibly become negative, which could have a material adverse effect on our profitability.  Furthermore, such a fall in interest rates could result in additional increases to reserve requirements for those contracts, increase the cost of providing benefits on variable annuities with living and death benefits and on other guaranteed products and increase the cost of our hedging programs.  These consequences could, in turn, impact both our earnings and, particularly if current conditions persist or worsen, our financial condition.

If we were to experience a rapid and sustained rise in interest rates, we would face the risk of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts.  In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits.  Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts.  Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

In the normal course of business, we seek to reduce some of the risks to which our business is subject through our reinsurance and hedging programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

Reinsurance.  We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products sold prior to February 2005 with regard to a portion of the enhanced guarantee features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our consolidated results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Notes 8 and 9 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

We are continuing to utilize reinsurance to mitigate a portion of our risk on certain new life insurance sales.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales.  If, for new sales we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

1A-2

Hedging Programs.  We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates.  The operation of our hedging programs are based on models involving numerous estimates and assumptions, including among others, mortality, lapse surrender and withdrawal rates, election rates, equity market volatility and interest rates.  There can be no assurance that ultimate actual experience will not differ materially from our estimates and assumptions, which could adversely impact results of operations and financial condition.  For example, in 2008, due to, among other things, extreme levels of volatility in the equity markets (for which we do not currently hedge), a rapid decline in interest rates on government securities, and underperformance of Separate Account investment options relative to indices used in our hedging programs, gains from our hedging programs did not fully offset the economic effect of the increase in the potential benefits payable under the guarantees offered in certain of our products.  If these circumstances persist or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience losses which could have a material adverse impact on our consolidated results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements for additional information regarding our hedging program.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for members of the Insurance Group are prescribed by the applicable state insurance regulators and the National Association of Insurance Commissioners (“NAIC”).  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses generated by members of the Insurance Group (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital members of the Insurance Group must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that the Insurance Group must maintain.  Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  In 2008, as part of its efforts to manage capital, AXA Equitable entered into a reinsurance transaction with AXA Bermuda.  Additionally, AXA Equitable received $1.00 billion of capital contributions from AXA Financial in the form of surplus notes which had a positive impact on its RBC ratio.  There can be no assurance that the members of the Insurance Group will be able to maintain current RBC ratios in the future or that RBC ratios will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

In the short term, AXA Financial expects to be more dependent on AXA for most of its liquidity and capital needs.

In 2009, AXA Financial expects to fund most of its liquidity and capital needs through additional borrowings from AXA or its affiliates.  While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.  To the extent AXA is unwilling or unable to provide additional funding, we may be required to incur additional third party debt or access bank credit facilities.

Some of our investments are illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented 26% of the carrying value of our total cash and invested assets as of December 31, 2008.  In addition to these and other assets that have historically tended to be illiquid, the recent extreme market conditions have substantially reduced the liquidity and, in many cases the market price, of other assets in our portfolio, such as investment grade corporate bonds and other securities, that have historically been highly liquid.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

1A-3

The reported value of certain of our illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset.  If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices that could materially impact our consolidated results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially impact our consolidated results of operations and financial condition.

The determination of the amount of allowances and impairments vary by investment type and is based upon our evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.  There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual and eventual diminution in realized value.  Furthermore, additional impairments may need to be taken or allowances provided for in the future.

Market Conditions and other factors could adversely affect our goodwill and negatively impact our consolidated results of operations and financial position.

Business and market conditions may impact the amount of goodwill we carry in our consolidated balance sheet. As the value of certain of our businesses is significantly impacted by such factors as the state of the financial markets and ongoing operating performance, continued declines or stagnation of the current conditions in the financial markets or economy generally could adversely impact goodwill impairment testing and also may require more frequent testing for impairment. Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings, which could be material. For additional information on goodwill, see Note 4 of Notes to  Consolidated Financial Statements.

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, future equity performance, claims experience, contractholder elections and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves, which could adversely impact our earnings and/or capital.

Losses due to defaults, errors or omissions by third parties, including outsourcing relationships, could materially adversely impact our business, and consolidated results of operations and financial condition.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations.  These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.  Many economists and other forecasters are predicting an increase in defaults on obligations of many types due to the effects of the current economic and market environment.

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

Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, and consolidated results of operations and financial condition.

1A-4

Our earnings are impacted by DAC and VOBA estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates, as occurred, for example, in 2008, may result in a change in DAC and VOBA amortization, which could negatively impact our earnings.

A downgrade in the financial strength and claims-paying ratings of our insurance companies could adversely affect our business and consolidated results of operations and financial condition.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts.  In light of the deterioration in the credit and equity markets, certain rating agencies have lowered their outlook on the life insurance sector to negative from stable and have downgraded a growing number of companies.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of the ratings for our insurance companies as of March 10, 2009.

Legal and regulatory actions could have a material adverse effect on our business and consolidated results of operations and financial condition.

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs.  We have provided, and in certain cases, continue to provide, information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues.  At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be.  For further information, see “Business - Regulation”.

Our businesses may be adversely affected to the extent that we, third-party firms that distribute our products or unaffiliated insurers face increased regulation, changes in regulations and/or heightened regulatory scrutiny.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs.  Federal and state regulators regularly propose new legislation, regulations or amend existing legislation and/or regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures.  Moreover, because the business of insurance is substantially regulated at the state level, we face a competitive disadvantage to the extent that various insurance regulators can and frequently do impose non-uniform requirements and standards.  Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

1A-5

In light of the current financial crisis, there have been increasing calls for additional regulation of financial firms of all types and/or an overhaul of the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance business by means of an optional or mandatory Federal charter or license.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which we may in the future be subject to cannot be predicted, nor can we predict the effect of any such changes on, among other things, the way we conduct our business, offer our products or manage capital.  To the extent that the amount of state and Federal regulation and/or regulatory activism continues to increase, our costs of compliance will continue to increase.  Such increases in our compliance obligations could materially increase our costs and make our products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our insurance companies.

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, special U.S. tax law provisions apply to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

We face competition from other insurance companies, banks and other financial institutions, which may adversely impact our market share and profitability.

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services.  Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  This competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they often are reproduced and offered by our competitors.  Also, this competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.

The trend toward consolidation in the financial services industry has been significantly accelerating as a result of current economic turmoil with substantial consolidation particularly between and among banks and other financial services companies.  The effect of this consolidation may be the creation of firms with even stronger competitive positions than previously existed which may adversely impact our business particularly if the surviving entity is a distributor of ours and, as a result of the consolidation, either elects not to continue to do business with us or requires more favorable terms than we had previously been offering to its predecessor.  For additional information on Competition, see “Business – Competition”.

An inability to recruit and retain experienced and productive financial professionals and key employees may adversely affect our business.

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

1A-6

The ability of our financial professionals to sell our competitors’ products could result in reduced sales of our products and revenues.

Most of our financial professionals can sell annuity and life insurance products of competing unaffiliated insurance companies.  To the extent our financial professionals sell our competitors’ products rather than our products, our insurance subsidiaries will experience reduced sales and revenues.

Restrictions on the payment of dividends to AXA Financial by our insurance subsidiaries could adversely affect AXA Financial’s financial condition.

AXA Financial’s cash requirements include debt service, operating expenses, taxes, certain employee benefits and the provision of funding to certain of our non-insurance company subsidiaries to meet their capital requirements.  A primary source of liquidity for AXA Financial is dividend payments from its insurance subsidiaries.  However, insurance subsidiaries may be restricted by operation of applicable insurance laws from making such dividend payments or their own need for such funds.  In that case, AXA Financial may be required to raise cash by incurring additional debt or selling some of its assets, all of which may be more difficult or result in less advantageous terms in the current economic environment.  Such additional debt or forced sale of assets could adversely affect AXA Financial’s financial condition.  In 2008, AXA Equitable paid no dividends and MONY Life paid $95 million in dividends to AXA Financial.  It is not expected that AXA Equitable will pay any dividend to AXA Financial in 2009 and there is no assurance whether or to what extent any of our other insurance subsidiaries will pay a dividend to AXA Financial in 2009.

Changes in statutory reserve or other requirements and/or the impact of adverse market conditions could result in changes to our product offerings that could negatively impact our business.

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable.  These circumstances have already caused us to modify and/or eliminate certain features of various products, including our variable annuity and universal life products among others, and could cause further modifications and/or the suspension or cessation of sales of certain products in the future.  Modifications to products that we have made (or make in the future) may make our products less attractive or competitive and may adversely impact sales that could negatively impact our ability to retain our sales personnel and maintain our distribution relationships.  This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

Changes in accounting standards could have a material adverse effect on our consolidated results of operations and/or financial condition.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our consolidated results of operations and/or financial condition.  For information about recent accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

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

1A-7

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

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop and introduce new systems and software applications.  For example, we are in the process of consolidating our six existing data centers into two new data centers located in Atlanta, GA.  Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities, including but not limited to the consolidation of our data centers, could have a material adverse effect on our results of operations and, ultimately, our ability to achieve our strategic goals.   We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems.  The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

Our business could be adversely affected by the occurrence of a catastrophe, including a natural or man-made disaster.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or a computer virus, could have an adverse effect on our business in several respects:

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

•
The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

•
A localized catastrophic event that affects the location of one or more of our COLI and/or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims.

•
Another terrorist attack in the United States could have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

1A-8

Our risk management policies and procedures may not be adequate, which may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

Our policies and procedures to identify, monitor and manage risks may not be adequate or fully effective, particularly during times of extreme market dislocation such as those currently being experienced.  Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths or terrorism.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

AXA Financial Group’s consolidated results of operations and financial condition depend in significant part on the performance of AllianceBernstein’s business.

AllianceBernstein L.P. is a principal subsidiary of AXA Financial.  Moreover, a substantial portion of AXA Financial Group’s ownership of AllianceBernstein consists of interests held in the Insurance Group, particularly in AXA Equitable.  Consequently, the results of operations and financial condition of AXA Financial Group and AXA Equitable depend in significant part on the performance of AllianceBernstein’s business that was significantly adversely impacted in 2008 largely due to the financial crisis.  See “Business – Investment Management – General”.  Absent a very substantial, rapid and sustained improvement in the performance of AllianceBernstein’s business (which is unlikely to occur without a corresponding improvement in the financial markets generally), it is likely that AXA Financial Group’s and AXA Equitable’s results of operations and financial condition in 2009 will continue to be materially adversely impacted by the performance of AllianceBernstein’s business.  For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-9

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2.

PROPERTIES

Financial Advisory/Insurance

AXA Financial Group’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023.  AXA Financial Group currently occupies approximately 423,174 square feet of space located at this location.  AXA Financial Group also has the following significant office space leases: 316,332 square feet in Syracuse, NY, under a lease that expires in 2023, for use as an annuity operations and service center; 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space; 185,366 square feet in Charlotte, NC, under a lease that expires in 2013, for use as a life insurance operations and service center; and 100,993 square feet in Secaucus, NJ, under a lease that expires in 2018 for use as an annuity operations and service center.  Management believes its facilities are adequate for its present needs in all material respects.

AXA Financial Group subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the “IDA”), and sub-subleases that space back from the IDA, in connection with the IDA’s granting of sales tax benefits to AXA Equitable.

Investment Management

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2029.  AllianceBernstein currently occupies approximately 882,770 square feet of space at this location.  AllianceBernstein also occupies approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2029 and approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2031.  AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2029.  AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2008 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2008, AXA Financial was an indirect wholly owned subsidiary of AXA and there is no established public market for AXA Financial’s common equity.

AXA Financial did not pay any shareholder dividends in 2008 or 2007.  For information on AXA Financial’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

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

INTRODUCTION

The global financial markets have been experiencing severe declines and disruption, accompanied by high levels of volatility and illiquidity for over a year.  AXA Financial Group’s businesses and consolidated results of operations have been and will likely continue to be adversely affected by this environment as described in this Management Narrative and elsewhere herein (see, e.g., "Business," "Risk Factors" and the Notes to Consolidated Financial Statements).  Some of the more significant effects include, but are not limited to, the following:

•
the amount of benefits potentially payable by the Insurance Group under the enhanced guarantee features offered in certain products, particularly the Accumulator® series of variable annuity products, has increased substantially, which has increased the level of regulatory capital and reserves that the Insurance Group needs to maintain to support these products.  The Insurance Group’s risk management program, which principally utilizes reinsurance and hedging, mitigated, but did not fully offset, the economic effect of these potential benefit increases.

•
AllianceBernstein’s assets under management, consolidated results of operations, the value of the Insurance Group’s investment in AllianceBernstein, and the level of distributions paid by AllianceBernstein to AXA Financial Group have all declined materially.  In particular, the decline in value of the Insurance Group’s investment in AllianceBernstein has had a material negative impact on the Insurance Group’s regulatory capital levels.

•	the significant declines in Separate Accounts balances have reduced the fee income being earned on such accounts.

•	the Insurance Group experienced an increase in writedowns of fixed maturities and unrealized losses.

•	the demand for the Insurance Group’s products has been and will likely continue to be adversely affected.

In 2008, management took, and continues to take, actions designed to mitigate the impact or effects of the current economic disruption including, among others, the following:

•
Regulatory Capital.  AXA Financial received a total of $3.00 billion in financing from AXA and used the proceeds to make a $2.00 billion capital contribution to AXA Bermuda and a $1.00 billion capital contribution to AXA Equitable.

•
Reinsurance.  As part of its ongoing capital management efforts, AXA Equitable ceded to AXA Bermuda a 100% quota share of all liabilities for variable annuity GMBD and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.

•
Insurance Product Offerings.  The Insurance Group revised and/or eliminated the sale of certain annuity and life insurance products, taking into account customer needs and preferences, competitive market considerations, risk management and capital utilization, among other factors.  The Insurance Group may offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings as conditions in the marketplace and capital markets develop.

•	Risk Management. The Insurance Group has continued to evaluate, refine and enhance its hedging and other risk management strategies.

7-1

GENERAL

The increases in the consolidated net earnings of the AXA Financial Group and the Financial Advisory/Insurance segment were largely due to the substantial increases in 2008 in the fair values of derivative instruments used to hedge the GMDB/GMIB riders that are reported at fair value.  Reserves for the GMDB/GMIB liabilities are not reported on a fair value basis under U.S. GAAP but rather on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts.  Consequently, the U.S. GAAP reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly lower than that being reported.  Also under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value.  The framework for determining their fair value was modified as required by SFAS No. 157, effective January 1, 2008.  The 2008 increase in the reinsurance contracts fair value included the initial increase in fair value related to SFAS No. 157 as well as the increases related to market conditions during the year.  Thus, the GMIB reinsurance contracts are also reflected on a basis inconsistent with the gross reserves for the GMIB liabilities under U.S. GAAP.

The consolidated and segment earnings narratives that follow discuss the results for 2008 compared to the 2007 results.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings for AXA Financial Group totaled $3.59 billion for 2008 compared to $1.32 billion for 2007.  Net earnings for 2008 and 2007 included the post-tax results from discontinued operations detailed in the following schedule.  For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

	2008	2007
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(27.5)	$(.1)
Real estate held-for-sale	1.5	(6.7)
Disposal of business - Enterprise	(3.5)	(2.4)
Total	$(29.5)	$(9.2)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$6.3	$3.1
Disposal of business - Enterprise	1.2	(6.7)
Total	$7.5	$(3.6)

Earnings from continuing operations in 2008 were $3.61 billion, an increase of $2.27 billion from $1.34 billion in 2007.  Income taxes totaled $1.85 billion in 2008 as compared to the $844.6 million in 2007, as the Financial Advisory/Insurance segment’s increase of $1.27 billion principally due to higher earnings was offset by a $267.5 million decrease in the Investment Management segment.  The Investment Management segment’s taxes in 2008 reflected the impact of the approximately $84.5 million decrease related to the release of deferred taxes related to unremitted foreign earnings.  AXA Financial Group provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes and minority interest were $5.78 billion for 2008, an increase of $3.11 billion from the $2.67 billion reported in 2007.  The increase resulted from the $3.58 billion increase in the Financial Advisory/Insurance segment being partially offset by a $469.6 million decline in the Investment Management segment.

Total revenues increased $6.80 billion to $20.14 billion in 2008 from $13.34 billion in 2007.  The 2008 increase of $7.80 billion in the Financial Advisory/Insurance segment principally resulted from $6.27 billion higher net investment income and $1.80 billion higher commissions, fees and other income offset by $427.2 million higher investment losses.  The $546.7 million, $413.7 million and $95.0 million respective decreases in investment advisory and services fees, investment income and distribution revenues contributed to the $1.02 billion decrease in the Investment Management segment’s revenues.

Total benefits and other deductions were $14.36 billion in 2008, a $3.68 billion increase as compared to $10.68 billion in 2007.  The Financial Advisory/Insurance segment increase of $4.22 billion was primarily due to higher policyholders’ benefits and higher DAC and VOBA amortization partially offset by lower compensation and benefits.  There was a $552.5 million decrease in the Investment Management segment’s benefits and other deductions principally attributed to declines in compensation and benefits, other operating costs and expenses and distribution plan payments at AllianceBernstein.

7-2

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Financial Advisory/Insurance.

Financial Advisory/Insurance - Results of Operations
(In Millions)

	2008	2007

Universal life and investment-type product policy fee income	$3,175.0	$2,973.1
Premiums	1,522.1	1,561.6
Net investment income	9,505.2	3,235.7
Investment losses, net	(490.4)	(63.2)
Commissions, fees and other income	2,965.3	1,167.2
Total revenues	16,677.2	8,874.4

Policyholders’ benefits	5,744.9	3,089.8
Interest credited to policyholders’ account balances	1,202.8	1,192.3
Compensation and benefits	921.9	1,104.2
Commission costs	1,318.0	1,624.7
Interest expense	135.4	177.5
Amortization of DAC and VOBA	2,975.0	1,217.5
Capitalization of DAC	(1,438.0)	(1,806.1)
Rent expense	102.0	99.4
Amortization of other intangible assets, net	2.3	33.7
All other operating costs and expenses	790.3	799.5
Total benefits and other deductions	11,754.6	7,532.5

Earnings from Continuing Operations before
Income Taxes and Minority Interest	$4,922.6	$1,341.9

In 2008, pre-tax earnings from continuing operations in the Financial Advisory/Insurance segment increased $3.58 billion to $4.92 billion as compared to $1.34 billion in 2007.  The pre-tax earnings increase principally resulted as higher net investment income, higher commissions, fees and other income and lower compensation and benefits were partially offset by higher policyholders’ benefits and higher DAC and VOBA amortization.

Revenues.  In 2008, segment revenues increased $7.80 billion to $16.68 billion from $8.87 billion in the prior year principally as higher net investment income and commissions, fees and other income were partially offset by higher investment losses net.

Policy fee income increased $201.9 million to $3.18 billion in 2008 as compared to $2.97 billion in the prior year.  This increase resulted from higher life insurance policy charges and GMDB/GMIB fees partially offset by lower fees earned on lower average Separate Account balances due to market depreciation.  Policy fee income in the immediate future periods is expected to decline as compared to recent historic performance.

Net investment income increased $6.27 billion to $9.51 billion in 2008 from $3.24 billion in 2007.  This increase was primarily related to the $6.76 billion increase in the fair values of derivative instruments, including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts as compared to the $68.7 million increase in 2007.  In addition, there was an increase in income from the mortgage loan portfolio in 2008 of $15.9 million.  These increases were partially offset by decreases of $323.0 million, $61.4 million, $49.0 million and $14.4 million in investment income from equity limited partnerships (reflecting unfavorable market conditions), fixed maturities, Separate Accounts surplus and short-term investments, respectively.

7-3

In 2008, investment losses, net totaled $490.4 million, an increase of $427.2 million as compared to $63.2 million of losses reported in 2007.  The higher losses were principally due to higher writedowns on the fixed maturity portfolio ($412.5 million in 2008 as compared to $116.2 million in 2007), $81.3 million in losses on sales of fixed maturities as compared to gains of $21.2 million in 2007, the impact of the $9.6 million gain resulting from the sale of Frontier in 2007 and a $1.6 million loss on equity real estate in 2008 as compared to a $12.9 million gain in 2007.  The 2008 losses included writedowns of $195.2 million and $95.5 million on holdings of Lehman Brothers Holdings Inc. and Washington Mutual, Inc. debt, respectively, and $19.0 million in losses on sales of Washington Mutual debt.

Commissions, fees and other income increased $1.80 billion to $2.97 billion in 2008 from $1.17 billion in 2007.  The increase was principally due to the increase in the fair value of the GMIB reinsurance contracts.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  The 2008 increase in fair value was $1.86 billion (including the $209.2 million increase recognized upon the initial adoption of SFAS No. 157) as compared to a $6.9 million increase recorded in 2007.  Offsetting this increase was a $45.3 million decline in gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.

Benefits and Other Deductions.  Total benefits and other deductions for the Financial Advisory/Insurance segment increased $4.22 billion to $11.75 billion in 2008 as compared to $7.53 billion in 2007.  The increase was principally the result of a $2.66 billion increase in policyholders’ benefits, $1.76 billion higher DAC and VOBA amortization and $368.1 million lower DAC capitalization partially offset by $306.7 million lower commission expense and a $182.3 million decrease in compensation and benefits.

Policyholders’ benefits were $5.74 billion in 2008, a $2.65 billion increase from $3.09 billion in 2007.  The increase principally resulted from the increase in GMDB/GMIB reserves, from $167.2 million in 2007 to $2.34 billion in 2008 due to changes in market conditions, reductions in interest rates and the growth in business, a $272.6 million increase in the GWBL reserve, and $79.8 million higher death claims partially offset by a decrease in policyholders dividends of $25.5 million.

Compensation and benefits for the Financial Advisory/Insurance segment decreased $182.3 million to $921.9 million in 2008 as compared to $1.10 billion in 2007.  The decrease was primarily due to lower salary expense, incentive compensation and stock compensation plan expenses.  Pension plan expenses will increase in 2009 due to the market impact on pension plan assets and the change in the target allocation of pension plan assets.

For 2008, commission costs decreased $306.7 million to $1.32 billion from $1.62 billion in 2007, due to lower sales of interest-sensitive life and variable annuity products.

Interest expense decreased $42.1 million to $135.4 million in 2008 from $177.5 million in 2007.  The decrease in corporate interest expense of $35.3 million was primarily due to the April 2008 repayment of the AXA Financial Senior Notes and lower average outstanding borrowings from its parent, AXA, and other AXA affiliates.  The remaining $6.8 million decrease was due to AXA Equitable’s September 2008 repayment of its short-term promissory note.  Due to certain related party borrowings in late 2008, interest expense is expected to increase in 2009.

DAC and VOBA amortization increased to $2.98 billion in 2008, $1.76 billion higher than the $1.22 billion in 2007.  DAC amortization for the Accumulator® products increased $1.45 billion in 2008.  In accordance with SFAS No. 97 as amended, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”) and SFAS No. 120 as amended, “Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts—an amendment of FASB Statements 60, 97, and 113 and Interpretation No. 40,” current and expected future profit margins for products covered by these standards are examined regularly in determining the amortization of DAC and VOBA.  Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits for certain issue years of the Accumulator® products are expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these product are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was changed from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing.  For non-Accumulator® products, DAC amortization increased by $311.0 million principally due to the significant reduction in Separate Accounts balances during 2008 and the unlocking of the estimate regarding Separate Accounts growth that was reduced to 9%.  In 2007, DAC and VOBA unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectations of life mortality improvements, reduced DAC amortization by $33.9 million.

7-4

For universal life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of December 31, 2008, the average gross short-term and long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2008, current projections of future average gross market returns assume a 9% return for 2009 through 2013, which is within the maximum and minimum limitations.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $452.0 million net increase in DAC amortization due primarily to a projected decrease in the fair values of derivatives used to hedge certain risks related to these products, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $227.0 million net decrease in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization decreased $368.1 million from $1.81 billion in 2007 to $1.44 billion in 2008 principally due to $333.6 million lower first year commissions and a $34.5 million decrease in deferrable operating expenses related to lower sales of variable annuities and interest-sensitive life products.

Amortization of intangible assets decreased $31.4 million in 2008 to $2.3 million from $33.7 million in 2007 due to the impact of the $30.4 million writedown of the intangible asset related to USFL’s insurance distribution system in the earlier year.

7-5

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for 2008 were $18.18 billion, a decrease of $2.54 billion from the $20.72 billion reported in 2007, as total first year premiums decreased $2.47 billion to $12.46 billion in 2008 from $14.93 billion in 2007.  First year premiums and deposits for annuity products decreased $2.15 billion to $11.88 billion from $13.96 billion in 2007 with $2.13 billion lower variable annuity sales, including the wholesale channel’s $1.73 billion decrease to $7.53 billion in 2008, due to the difficult economic and market environment. First year premiums and deposits for the life products decreased $314.4 million to $570.1 million from $884.5 million in 2007 as $6.0 million and $3.3 million higher respective sales of COLI and variable life products, respectively, were more than offset by lower sales of interest-sensitive products and traditional life products of $317.8 million and $2.8 million, respectively.

In July 2007, AXA Equitable launched two new universal life insurance products.  These new universal life products have been less competitive for older issue ages, as was the intent in their introduction.  Since a substantial portion of AXA Equitable’s life insurance sales came from sales of the prior universal life product to customers at older issue ages, the introduction of the new products has reduced total universal life sales while increasing overall margins on sales of the new products as compared to the prior product. As a result of the severe decline and volatility in the equity markets and the continued decline of interest rates in 2008, the Insurance Group has revised and/or eliminated sales of certain annuity and life insurance products, taking into account customer needs and preferences, competitive market considerations, risk management and capital utilization.  Potential changes to the guarantee features, pricing and/or Separate Account investment options may make annuity and life insurance products offered by the Insurance Group less competitive versus similar products in the marketplace or less attractive relative to other financial products, which could adversely affect the sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group may offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings as conditions in the marketplace and capital markets develop.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $11.36 billion in 2007 to $9.11 billion for 2008.  There was a $2.22 billion decrease in individual annuities surrenders and withdrawals to $7.48 billion in 2008 of which $223 million was due to lower surrenders of fixed annuities sold six years ago ($709 million in 2007 as compared to $486 million in 2008).  Overall, the annualized annuities surrender rate decreased to 8.2% in 2008 from 9.9% in 2007.  In 2008, variable and interest-sensitive life insurance surrenders and withdrawals decreased by $4.1 million to $1.02 billion while traditional life surrenders and withdrawals were $20.7 million lower than the $631.3 million in 2007.  The individual life surrender rate was 4.4% in 2008 as compared to 4.2% in 2007.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

7-6

Investment Management - Results of Operations
(In Millions)

	2008	2007

Revenues:
Investment advisory and services fees (1)	$2,839.5	$3,386.2
Distribution revenues	378.4	473.4
Institutional research services	471.7	423.6
Other revenues(1)	121.0	126.8
Commissions, fees and other income	3,810.6	4,410.0

Investment (losses) income	(257.4)	313.7
Less: interest expense to finance trading activities	(36.5)	(194.4)
Net investment (losses) income	(293.9)	119.3

Investment gains, net	23.1	32.6
Total revenues	3,539.8	4,561.9

Expenses:
Compensation and benefits	1,488.8	1,864.5
Distribution plan payments	274.4	335.1
Amortization of deferred sales commissions	79.1	95.5
Interest expense	61.5	78.8
Rent expense	193.0	170.5
Amortization of other intangible assets, net	36.6	34.9
Other operating costs and expenses	552.8	659.4
Total expenses	2,686.2	3,238.7

Earnings from Continuing Operations before
Income Taxes and Minority Interest	$853.6	$1,323.2

(1)	Included fees earned by AllianceBernstein totaling $38.7 million and $41.3 million in 2008 and 2007, respectively, for services provided to the Insurance Group.

Revenues.  The Investment Management segment’s pre-tax earnings from continuing operations for 2008 were $853.6 million, a decrease of $496.6 million from $1.31 billion in the prior year.  Revenues totaled $3.54 billion in 2008, a decrease of $1.02 billion from $4.56 billion in 2007, primarily due to a $546.7 million decrease in investment advisory and services fees, $95.0 million lower distribution revenues and $422.7 million lower investment results partially offset by the $48.1 million higher institutional research services.  Investment advisory and services fees include base fees and performance fees.  The 2008 decrease in investment advisory and services fees primarily resulted from lower average AUM in all three distribution channels (Institutional Investments, Retail and Private Client) and a $67.8 decrease in performance fees from $81.2 million in 2007 to $13.4 million in 2008.  The distribution revenue decrease was also due to lower average mutual fund AUM.  The institutional research revenues increased due to significantly higher revenues from U.S. operations offset by a decline in Europe.  Net investment (losses) income consist principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized (losses) gains on investments related to deferred compensation plan obligations and other investments.  The $413.2 million decrease in net investment (losses) income in 2008 was primarily due to $325.0 million of realized and unrealized losses on trading account securities related to deferred compensation plan obligations in 2008 as compared to $4.8 million in gains in 2007 and lower dividends from the deferred compensation-related investments as well as lower interest earned on stock borrowing and loan activity.  Investment gains, net includes non-cash gains resulting from the issuance of AllianceBernstein units to employees in connection with their long-term incentive plans.  The 2008 decrease of $9.5 million principally resulted from a $10.3 million non-cash gain in 2008 as compared to a $14.8 million gain in 2007and to losses on sales of investments.

Expenses.  The segment’s total expenses were $2.69 billion in 2008, compared to $3.24 billion in 2007, a decrease of $552.5 million principally due to the $375.7 million and $60.7 million decreases in compensation and benefits and distribution plans payments, respectively.  The decrease in AllianceBernstein employee compensation and benefits in 2008 as compared to 2007 was due to decreases in incentive compensation and commission expense partially offset by higher base compensation.  The $69.9 million increase in 2008 in base compensation, fringe benefits and other employment costs was primarily a result of higher salaries resulting from higher headcount throughout most of 2008 and higher severance and severance-related items due to the workforce reduction in fourth quarter 2008, partially offset by lower recruitment costs and lower payroll taxes resulting from lower incentive compensation.  Incentive compensation decreased $370.6 million in 2008 due to lower annual bonus payments and lower deferred compensation expense resulting from mark-to-mark losses on related investments.  Commission expense decreased $78.4 million in 2008 reflecting lower sales volumes across all distribution channels.  The distribution plan payment decrease of $60.7 million to $274.4 million in 2008 resulted from lower average Retail Services assets under management.  A decrease of $106.6 million in other operating costs and expenses was primarily a result of insurance recoveries of approximately $35.3 million related to a class action claims processing error, lower client transaction errors, incremental foreign exchange gains and lower travel and entertainment expenses in 2008.  Rent expense increased $22.5 million in 2008 due to the higher occupancy costs throughout most of the year at AllianceBernstein.

7-7

ASSETS UNDER MANAGEMENT

A breakdown of AXA Financial Group’s AUM follows:

Assets Under Management
(In Millions)
	December 31,
	2008	2007

Third party(1)	$412,479	$734,774
General Account and other(2)	61,262	53,676
Separate Accounts	69,501	100,175
Total Assets Under Management	$543,242	$888,625

(1)
Included $36.36 billion and $34.01 billion of assets managed on behalf of AXA affiliates at December 31, 2008 and 2007, respectively.  Also included in 2008 and 2007 are $10.15 billion and $19.75 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2)
Included invested assets of AXA Financial Group not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $22.9 billion and $12.5 billion at December 31, 2008 and 2007, respectively, as well as mortgages and equity real estate totaling $5.7 billion and $5.8 billion at December 31, 2008 and 2007, respectively.

Third party AUM decreased $322.30 billion to $412.48 billion in 2008 primarily due to decreases at AllianceBernstein.  General Account and other AUM increased $7.59 billion from the total reported in 2007 due to the increase in cash and short-term investments from derivative gains and proceeds from AXA Financial’s borrowings from AXA partially offset by unrealized losses on fixed maturities due to the widening of credit spreads and current market conditions.  The $30.67 billion decrease in Separate Accounts AUM in 2008 principally resulted from market depreciation.

AllianceBernstein’s AUM decreased $338.44 billion to $461.95 billion at December 31, 2008 from $800.39 billion at December 31, 2007, with $294.2 billion of the decrease resulting from market depreciation due to substantial equity market losses and $44.2 billion due to net asset outflows.  Active equity growth and active equity value account AUM, which made up 56.4% of AllianceBernstein’s total AUM at December 31, 2008, decreased by $318.7 million or 55.0%.  Net outflows in 2008 were $25.1 billion, $14.4 billion and $4.7 billion, respectively, in the retail, institutional investment and private client channels.  Non-U.S. clients accounted for 38.7% of AllianceBernstein’s December 31, 2008 AUM total.

7-8

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial

Liquidity Requirements.  AXA Financial’s cash requirements include debt service, operating expenses, taxes, shareholder dividends to AXA, certain employee benefits and the provision of funding to various subsidiaries to meet their capital requirements.  Pre-tax debt service totaled $162.8 million and $203.6 million in 2008 and 2007, respectively, while general and administrative expenses were $18.3 million and $21.1 million, respectively.  Due to AXA Financial’s assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, in 2008 and 2007, respectively, AXA Financial paid $83.7 million and $81.1 million in benefits, all of which was reimbursed by subsidiaries of AXA Financial.

No principal amount of AXA Financial's oustanding borrowings are expected to be paid in 2009 compared to $315 million which matured in 2008. AXA Financial's liquidity needs in 2009 and subsequent years will be impacted by, among other things, interest payments on loans received from affiliates in 2008. Interest requirements for debt will increase to an estimated $336 million in 2009 due to additional affiliated borrowings. In 2008, AXA Financial made $3.07 billion of investments in and/or loans to subsidiaries and there may be additional loans/investments in 2009 depending on capital market conditions. In the past AXA Financial has funded its liquidity needs primarily from dividends and distributions from its subsidiaries, however, such sources are unlikely to provide significant amounts of liquidity in 2009. AXA Financial will be relying on other sources of liquidity, including interest payments on the surplus notes purchased from AXA Equitable (payment of which is not assured as the payment is subject to regulatory approval by the NYID) as well as other sources including, borrowings from AXA or its affiliates, borrowings from third-parties, including under AXA's global revolving credit facility, and interest, dividends, distributions and/or sales proceeds from less liquid investments and other assets. While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital. For additional information, see "Item 1A – Risk Factors".

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

AXA Financial paid no cash dividends in 2008 and 2007.

2008 Borrowings and Loans.  On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5.0 million at an interest rate of 6.25%.  Under the terms of the Master Note, which matures on May 16, 2023, outstanding balances may be prepaid in part or in whole at the option of AXA Tech America.  On June 27 and October 11, 2008, respectively, AXA Financial loaned $1.0 million and $2.5 million to AXA Tech America for a total of $3.5 million outstanding under the Master Note.  Interest income in 2008 totaled approximately $67 thousand of which approximately $40 thousand was received in cash.  Should the principal amount remain unchanged, interest income in 2009 will be approximately $219 thousand.

On March 31, 2008, AXA Financial issued a $250.0 million short-term note to AXA.  The proceeds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.  The note, whose original maturity date of June 16, 2008 was extended to December 16, 2009, pays interest at the rate of three-month LIBOR plus 25 basis points.  Interest expense totaled approximately $6.1 million in 2008.  If the rate remains unchanged, interest expense in 2009 would be approximately $6.8 million.

On November 24, 2008, AXA Financial issued a $500.0 million note to AXA.  The note matures on December 1, 2018 and bears interest at a rate of 7.1% per annum.  Interest expense related to this note totaled approximately $3.6 million in 2008 and will total $35.5 million for the full year in 2009.  AXA Financial used the proceeds to purchase a $500 million surplus note from AXA Equitable that also matures on December 1, 2018 and bears interest at the rate of 7.1% per annum.

On December 15, 2008, AXA Financial issued two $1.25 billion promissory notes to AXA that mature on December 15, 2015 and 2018, respectively.  These promissory notes bear interest at LIBOR plus 3.20% and 3.40%, respectively; the rates reset every three months.  Interest expense totaled approximately $5.9 million in 2008.  If the current rates of 5.20% and 5.40% remained unchanged throughout 2009, related interest expense for 2009 would be approximately $132.5 million.  AXA Financial used $2.00 billion of the proceeds from these borrowings to make a capital contribution to AXA Bermuda; the remaining $500 million was used to purchase an additional surplus note from AXA Equitable.  Like the note issued by AXA Equitable in November 2008, this surplus note has a 7.1% interest rate and matures on December 1, 2018.

7-9

2007 Borrowings and Loans.  AXA America Holdings, Inc., an AXA affiliate, issued a $4.0 million 90-day note bearing interest at a rate of LIBOR plus 20 basis points to AXA Financial on June 20, 2007, renewable at maturity with the same terms.  When renewed on December 22, 2008, borrowings totaled $6.5 million with a then current interest rate of 1.73%.

In November 2007, AXA Financial issued a $150.0 million short-term note to AXA that matured on November 1, 2008.  The interest rate of LIBOR plus 10 basis points resets after six months.  In December 2007, AXA Financial repaid $85.0 million, leaving a $65.0 million balance outstanding at December 31, 2007 that was repaid in 2008.

Sources of Liquidity.  At December 31, 2008 and 2007, respectively, AXA Financial held cash and short-term investments and U.S. Treasury securities of approximately $27.1 million and $95.0 million as well as investment grade publicly traded bonds totaling $3.9 million and $5.0 million.  Other primary sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third-parties, including under AXA’s global revolving credit facility, (iii) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds from less liquid investments and other assets.  In 2007, AXA Financial received $600.0 million of dividends from AXA Equitable; no dividends were paid by AXA Equitable in 2008 and none are expected in 2009.  Prior to its contribution of AllianceBernstein Units to AXA Bermuda in fourth quarter 2008, cash distributions from AllianceBernstein totaled $158.1 million and $199.4 million in 2008 and 2007, respectively.  Cash dividends of $95.0 million and $80.0 million were paid to AXA Financial by MONY Life in 2008 and 2007, respectively.  AXA Financial expects to fund most of its liquidity needs through borrowings from AXA or its affiliates and/or from third parties.

Other Items.  Former MONY stockholders, holding approximately 3.6 million shares of MONY common stock, representing approximately 7.1% of MONY common stock outstanding at July 8, 2004 (the effective date of the MONY Acquisition), had demanded appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware.  In August 2007, the Delaware Court of Chancery determined that the fair value of each MONY share subject to judicial appraisal was less than the consideration received by MONY shareholders who did not perfect their appraisal rights.  As a result, AXA Financial recorded a reduction in the purchase price that resulted in a $21.8 million reduction of Goodwill, representing the difference between the fair value determined by the Court and the higher amount that AXA Financial paid shareholders who did not pursue appraisal.

In connection with AllianceBernstein’s acquisition of Bernstein in 2000, AXA Financial agreed to provide liquidity to the former Bernstein shareholders.  On February 23, 2007, AXA Financial Group acquired an additional 8.16 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million, thereby increasing its total economic interest in AllianceBernstein to 63.3% (63.2% at December 31, 2007).  To fund the February 2007 AllianceBernstein Unit purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007 that was repaid before December 31, 2007.  Through December 31, 2007, AXA Financial Group had acquired a total of 32.7 million AllianceBernstein Units under the AB Put for an aggregate market price of $1.63 billion, having recorded an additional $733.8 million and $251.7 million of Goodwill and other intangible assets, respectively.  On December 19, 2008, the former Bernstein shareholders advised AXA Financial of their intention to exercise their redemption right for the remaining 8.16 million private AllianceBernstein Units outstanding at the prevailing market price.  Those Units were purchased on January 6, 2009 by AXA America Holdings, Inc., the holding company for AXA Financial and an indirect wholly-owned subsidiary of AXA, for an aggregate market price of $149.7 million.  AXA Financial Group’s total economic interest in AllianceBernstein of 62.4% at December 31, 2008 was unchanged by this transaction.

The Insurance Group

Liquidity Requirements.  The Insurance Group’s liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the active management of various economic hedging programs; the liabilities of the discontinued Wind-up Annuities operations; shareholder dividends to AXA Financial; and operating expenses, including debt service.  The Insurance Group’s liabilities include, among other things, the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

The Insurance Group’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder-directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Financial Advisory/Insurance,” as well as by debt service requirements and dividends to its shareholders.  In 2008 and 2007, respectively, MONY Life paid $95.0 million and $80.0 million in dividends.  AXA Equitable paid shareholder dividends totaling $600.0 million in 2007; no dividends were paid in 2008 and none are expected to be paid in 2009.

7-10

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2008, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors”.

Members of the Insurance Group monitor their respective regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and dramatic declines in the equity markets have substantially increased the reserve requirements and capital needed to support the variable annuity business.  The significant decline in the value of the AllianceBernstein Units has reduced regulatory capital levels.  As part of the efforts to manage capital requirements, during fourth quarter 2008, AXA Financial borrowed  $3.00 billion from AXA, $1.00 billion of which was used to purchase surplus notes from AXA Equitable and $2.00 billion of which it contributed to the capital of AXA Bermuda.

Future capital requirements will depend on future capital market conditions, which are highly volatile and unpredictable.  Management believes that the Insurance Group should continue to have the ability to meet the capital requirements necessary to support its business.   For additional information, see “Item 1A – Risk Factors”.

Reinsurance.  In fourth quarter 2008, as part of its capital management efforts, AXA Equitable ceded Accumulator® variable annuity GMDB and GMIB riders for policies issued from January 1, 2006 through September 30, 2008 to AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003.  AXA Bermuda also reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by AXA Equitable and USFL.

AXA Bermuda placed $6.3 billion into a Regulation 114 Trust (the “Trust”), to support the reinsurance reserve credit at AXA Equitable.  AXA Bermuda intends to hold a combination of assets in the Trust and/or letters of credit equal to the statutory reserves for this business, so that AXA Equitable will be permitted to take reserve credit for the reinsurance.  AXA Bermuda may make additional deposits to the Trust, and may remove assets from the Trust, subject to quarterly reserve evaluations.

In December 2008, AXA Financial increased the capital of AXA Bermuda by $2.8 billion through a contribution of $2.00 billion in cash and approximately $800.0 million in fair value of AllianceBernstein Units.

AXA Bermuda has implemented a dynamic hedging program to help mitigate the GMDB/GMIB market risk.

2008 Borrowings and Loans.  On September 23, 2008, AXA Equitable repaid its $350.0 million short-term debt, $101.7 million of which was included in Wind-up Annuities discontinued operations.  At December 31, 2008, AXA Equitable had no short-term debt outstanding.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable and MONY Life with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life purchased stock to meet their membership requirement ($13.5 million for AXA Equitable and $3.5 million for MONY Life).  The credit facility provided by FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  Any borrowings from the FHLBNY will require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s and MONY Life’s borrowing capacities with FHLBNY are $1.00 billion and $250.0 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2008, there were no outstanding borrowings from FHLBNY.

In fourth quarter 2008, AXA Equitable issued a total of $1.00 billion in surplus notes to AXA Financial.  The payment of interest and principal on these notes requires the approval of the NYID.  For additional information, see the discussion of AXA Financial’s 2008 Borrowings and Loans earlier in this Liquidity section.

2007 Borrowings and Loans.  On September 26, 2007, subsidiaries of AXA issued $700.0 million in senior unsecured notes, $650.0 million to AXA Equitable and $50.0 million to MONY Life.  These notes pay interest semiannually on June 30 and December 30 and mature on September 30, 2012.

7-11

On June 15, 2007, AXA Insurance Holding Co. Ltd. repaid its $400.0 million note to AXA Equitable.  That investment had an interest rate of 5.89%.

Sources of Liquidity.  The principal sources of the Insurance Group’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third-parties and affiliates and dividends and distributions from subsidiaries.

The Insurance Group’s primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high-quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2008, this asset pool included an aggregate of $9.14 billion in highly liquid short-term investments, as compared to $1.25 billion at December 31, 2007. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet the Insurance Group’s liquidity needs.
Other liquidity sources include dividends and distributions from AllianceBernstein.  In 2008, the Insurance Group received cash distributions from AllianceBernstein and AllianceBernstein Holding of $483.3 million as compared to $649.5 million in 2007.  The decline in cash distributions is expected to continue in 2009.

AllianceBernstein

AllianceBernstein’s primary sources of liquidity have been cash flows from operations, proceeds from sales of investments, the issuance of commercial paper and additional investments by AllianceBernstein Holding using proceeds from exercises of compensatory options to buy AllianceBernstein Holding units.  AllianceBernstein requires financial resources to fund distributions to its General Partner and Unitholders, capital expenditures, net repayments of commercial paper, purchases of investments and purchases of Holding units to fund deferred compensation plans.   AllianceBernstein currently has $200.0 million available under a shelf registration statement for future issuances.

In recent years, AllianceBernstein completed several transactions involving its domestic and foreign services.  During 2008 and 2007, respectively, AllianceBernstein received $18.7 million and $15.8 million in contingent purchase price payments related to the cash management services disposition in 2005.

AllianceBernstein has a $1.00 billion five-year revolving credit facility with a group of commercial banks and other lenders that expires in 2011.  It is intended to provide back-up liquidity for AllianceBernstein’s $1.00 billion commercial paper program although AllianceBernstein borrows directly under the facility from time to time.  Under the revolving credit facility, the interest rate, at AllianceBernstein’ option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  AllianceBernstein was in compliance with the covenants at December 31, 2008.  At December 31, 2008, $284.8 million in commercial paper was outstanding; no amounts were outstanding under any other program at that date.

In January 2008, SCB LLC entered into a $950.0 million three-year revolving credit agreement with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and customer activities.  Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  In January 2008, AllianceBernstein and AXA executed guarantees related to SCB LLC’s credit facility.  In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due on demand.  AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.  This agreement is continuous and remains in effect until the later of payment in full of any obligation under the credit facility has been made or the maturity date.

Certain of AllianceBernstein’s deferred compensation plans provide for the election by participants to have their deferred compensation awards notionally invested in AllianceBernstein Holding units or AllianceBernstein sponsored investment services.  From time to time, AllianceBernstein will fund participant elections.  In 2008 and 2007, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $2.4 million and $50.9 million for such plans.

Management of AllianceBernstein believes AllianceBernstein’s substantial equity base and its access to public and private debt at competitive terms should provide adequate liquidity for its general business needs and its cash flows from operations and the issuance of debt and AllianceBernstein and AllianceBernstein Holding Units will provide AllianceBernstein with the resources to meet its financial obligations.  For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2008.

7-12

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in a number of ventures and transactions with AXA and certain of its affiliates:

•
At December 31, 2008, AXA Equitable and MONY Life had outstanding $650.0 million and $50.0 million of 5.40% senior unsecured notes issued by AXA affiliates.  Additionally, at that date, AXA Bermuda had a $500.0 million note issued by AXA outstanding with an interest rate of LIBOR plus 3.20% maturing on December 15, 2015.

•
AllianceBernstein provides investment management and related services to AXA, AXA Financial Group and certain of their subsidiaries and affiliates.  In 2001, AllianceBernstein entered into joint ventures with AXA Asia Pacific Holdings Limited, an AXA affiliate, and recognized management fees of $68.3 million, $77.6 million and $61.1 million in 2008, 2007 and 2006, respectively, of which approximately $19.6 million, $22.9 million and $21.3 million, respectively, were from AXA affiliates and $9.7 million, $11.1 million and $8.8 million, respectively, were attributed to minority interest.

•
AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements.  Payments by AXA Financial Group to AXA under such agreements totaled approximately $45.3 million, $32.9 million and $30.1 million in 2008, 2007 and 2006, respectively.  Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $28.1 million, $27.7 million and $27.9 million in 2008, 2007 and 2006, respectively.  Included in the payments by AXA and AXA affiliates to AXA Financial Group were $12.9 million, $13.5 million and $12.6 million from AXA Tech for 2008, 2007 and 2006, respectively.  AXA Financial Group provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $117.6 million, $110.7 million and $98.4 million for 2008, 2007 and 2006, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2008 for information on related party transactions.

A schedule of future payments under certain of AXA Financial Group’s consolidated contractual obligations follows:

Contractual Obligations – December 31, 2008
 (In Millions)

		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years

Contractual obligations:
Policyholders liabilities -
policyholders’ account
balances, future policy
benefits and other
policyholders liabilities (1)	$104,284.1	$3,060.4	$5,848.8	$5,833.8	$89,541.1
Long-term debt	1,331.9	-	780.0	-	551.9
Loans from affiliates	4,530.0	250.0	-	-	4,280.0
Operating leases	3,454.1	217.5	419.7	429.2	2,387.7
Employee benefits	3,090.8	307.7	622.9	626.7	1,533.5

Total Contractual
Obligations	$116,690.9	$3,835.6	$7,671.4	$6,889.7	$98,294.2

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

7-13

Unrecognized tax benefits of $605.8 million including $9.7 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

Interest on long-term debt will be approximately $94.0 million, $62.6 million, $40.3 million, $40.3 million, and $40.3 million in 2009, 2010, 2011, 2012 and 2013, respectively, while interest on loans from affiliates will be approximately $233.2 million, $215.7 million, $215.7 million, $215.7 million and $215.7 million for the same respective years.

Certain of AllianceBernstein’s deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in AllianceBernstein Holding units and in company-sponsored mutual funds.  Since January 1, 2009, AllianceBernstein made purchases of mutual funds and hedge funds totaling $196 million to fund its future obligations resulting from participant elections with respect to 2008 awards.  AllianceBernstein also allocated AllianceBernstein Holding units with an aggregate value of approximately $27 million within its deferred compensation trust to fund its future obligations that resulted from participant elections with respect to 2008 awards.  AllianceBernstein also issued approximately $1.6 million of new Units.  At year-end 2008, AllianceBernstein had a $321.2 million accrual for compensation and benefits, of which $211.4 million is expected to be paid in 2009, $57.3 million in 2010-2011, $25.7 million in 2012-2013 and the rest thereafter.  Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $25 million in each of the next four years.  AllianceBernstein currently expects to contribute an estimated $22 million to its qualified, noncontributory, defined benefit plan during 2009.

In addition, AXA Financial Group has obligations under contingent commitments at December 31, 2008, including: AXA Financial’s and AllianceBernstein’s respective revolving credit facilities and commercial paper programs; AXA Financial Group’s $2.06 billion of undrawn letters of credit; AllianceBernstein’s $125.0 million guarantee on behalf of SCBL; and AXA Financial Group’s guarantees or commitments to provide equity financing to certain limited partnerships of $741.4 million.  Information on these contingent commitments can be found in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

AXA Financial Group’s management narrative is based upon AXA Financial Group’s consolidated financial statements that have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, AXA Financial Group evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits, recognition of Investment Management revenues and related expenses and benefit plan costs.  AXA Financial Group bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

AXA Financial Group believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Investments – AXA Financial Group records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary.  Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as AXA Financial Group’s ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value.  If quoted market prices are not readily available, the basis for measuring fair value may require utilization of other observable inputs such as quoted market prices for similar instruments or in markets that are not active, inputs to model-derived valuations, or unobservable inputs supported by little or no market activity and often requiring significant management or estimation using investment valuation methodologies, such as discounted cash flow analysis.

7-14

Recognition of Insurance Income and Related Benefits – Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums.  Profits on participating traditional life, universal life-type and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins.  This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs.  Trends in the general population and AXA Financial Group’s own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends.  Determination of the U.S. GAAP GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates.  Premium deficiency reserves, when required, are based upon estimates of future gross premiums, expected policy benefits and other expenses.  The allowance for future losses for the discontinued Wind-up Annuities business is based upon numerous estimates and subjective judgments regarding the expected performance of the related investment assets, future asset reinvestment rates and future benefit payments.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-Up Annuities’ operating losses or earnings are recognized as losses/earnings from discontinued operations, net of income taxes in the consolidated statements of earnings.

DAC and VOBA – For universal life and investment-type contracts and participating traditional life policies, DAC and VOBA amortization may be affected by changes in estimated gross profits or assessments and margins principally related to investment results, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges.  The effect on amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  Additionally, the level of deferrable Insurance Group operating expenses is another significant factor in that business’ reported profitability in any given period.  VOBA was recorded in conjunction with the MONY Acquisition and represents the present value of estimated future profits from the insurance and annuity policies in force when the business was acquired by AXA Financial.

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

Benefit Plan Costs - Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits.  Each cost component is based on AXA Financial Group’s best estimate of long-term actuarial and investment return assumptions.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

7-15

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

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating AXA Financial Group’s tax positions including evaluating uncertainties under FIN 48, “Accounting for Uncertainty in Income Taxes”.  Under FIN 48, AXA Financial Group determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

AXA Financial Group’s tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.

Consolidation - AXA Financial Group includes in its consolidated financial statements the accounts and activities of AXA Financial; AXA Equitable; MONY Life and AXA Bermuda; those of their subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein, AXA Advisors and AXA Network; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Insurance Group and AXA Financial

The Insurance Group’s results significantly depend on profit margins or “spreads” between investment results from the General Account associated with continuing insurance operations and Wind-up Annuities and interest credited on individual insurance and annuity products.  Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return.  Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors.  See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks.  Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Investments with Interest Rate Risk – Fair Value.  Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 72.7% of the carrying value of assets of the General Account associated with continuing operations (“General Account Investment Assets”) at December 31, 2008.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2008 and 2007 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure
(In Millions)

	December 31, 2008		December 31, 2007
		Balance After		Balance After
	Fair	+100 Base	Fair	+100 Basis
	Value	Point Change	Value	Point Change
Insurance Group
Continuing Operations:
Fixed maturities:
Fixed rate	$33,873.3	$32,215.8	$35,925.5	$34,065.9
Floating rate	660.3	657.2	356.6	356.1
Mortgage loans	5,039.6	4,830.6	5,237.0	5,002.8

Wind-up Annuities:
Fixed maturities:
Fixed rate	$602.2	$581.9	$705.0	$678.5
Mortgage loans	1.3	1.2	2.3	2.3

AXA Financial
Fixed maturities:
Fixed rate	$7.4	$6.9	$5.0	$4.7

7A-1

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

Investments with Equity Price Risk – Fair Value. The investment portfolios also have direct holdings of public and private equity securities.  The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2008 and 2007:

Equity Price Risk Exposure
(In Millions)

	December 31, 2008		December 31, 2007
		Balance After		Balance After
	Fair	-10% Equity	Fair	-10% Equity
	Value	Price Change	Value	Price Change

Insurance Group
Continuing operations	$57.5	$51.7	$25.6	$23.1

AXA Financial	$-	$-	$.2	$.2

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

Liabilities with Interest Rate Risk – Fair Value.  At years end 2008 and 2007, respectively, the aggregate carrying value of policyholders’ liabilities were $55.26 billion and $52.11 billion, approximately $50.81 billion and $49.26 billion of which liabilities are reactive to interest rate fluctuations.  The aggregate fair value of such contracts at years end 2008 and 2007 were $57.41 billion and $50.28 billion, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts of $3.20 billion and $1.43 billion, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of the Insurance Group’s operations, including investment decisions, product development and determination of crediting rates.  As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  Based on these more comprehensive analyses, management believes there is minimal solvency risk to the Insurance Group from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2008 levels.

At the end of 2008 and of 2007, the aggregate fair values of long-term debt issued by the Insurance Group and AXA Financial were $1.23 billion and $1.45 billion, respectively.  The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2008 and of 2007:

7A-2

Interest Rate Risk Exposure
(In Millions)

	December 31, 2008		December 31, 2007
		Balance After		Balance After
	Fair	-100 Basis	Fair	-100 Basis
	Value	Point Change	Value	Point Change

Insurance Group
Continuing Operations:
Fixed rate	$192.7	$203.2	$227.3	$241.6

AXA Financial
Fixed rate	$1,039.4	$1,077.0	$1,218.5	$1,283.4

Derivatives and Interest and Equity Risks – Fair Value.  The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group’s exposure to equity market decline and interest rate fluctuations.  Similarly, AXA Financial utilizes derivatives to reduce the fixed interest cost of its long-term debt obligations.  As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the adverse effects of equity market declines on the Insurance Group’s statutory reserves.  In addition, AXA Financial Group periodically enters into forward, exchange-traded futures and interest rate swap and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products.  To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied.  Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.  In addition, beginning in 2008, AXA Financial Group executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both the pledging and accepting of collateral either in the form of cash or high-quality Treasury or government agency securities.

While notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Insurance Group as a measure of risk because the notional amount greatly exceeds the possible credit and market loss that could arise from such transactions.  Mark-to-market exposure is a point-in-time measure of the value of a derivative contract in the open market.  A positive value indicates existence of credit risk for the Insurance Group because the counterparty would owe money to the Insurance Group if the contract were closed.  Alternatively, a negative value indicates the Insurance Group would owe money to the counterparty if the contract were closed.  If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty.  In that case, the market risk represents the net of the positive and negative exposures with the single counterparty.  In management’s view, the net potential exposure is the better measure of credit risk.

At December 31, 2008 and 2007, the fair values of the Insurance Group’s and AXA Financial’s derivatives were $1,339.6 million and $172.6 million, respectively.  The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value.  These exposures will change as a result of ongoing portfolio and risk management activities.

7A-3

Derivative Financial Instruments
(In Millions, Except for Weighted Average Term)

			Interest Rate Sensitivity
		Weighted
		Average	Balance After		Balance After
	Notional	Term	-100 Basis	Fair	+100 Basis
	Amount	(Years)	Point Change	Value	Point Change
December 31, 2008
Insurance Group:
Options:
Interest rate floors	$21,000.0	5.66	$871.1	$547.0	$452.0
S&P puts/calls	1,750.0	1.00	163.1	31.1	(122.0)
Futures	20,536.7	.22	1,339.0	-	(1,339.0)
Interest rate swaps	4,687.0	9.92	1,209.9	761.5	346.9
Total	$47,973.7		$3,583.1	$1,339.6	$(662.1)

December 31, 2007
Insurance Group:
Options:
Interest rate floors	$27,000.0	3.25	$193.2	$162.9	$(79.0)
Futures	1,159.4	.22	71.0	-	(71.0)
Interest rate swaps	125.0	9.14	9.3	4.9	(9.2)
AXA Financial:
3rd party swaps	850.0	1.5	(6.8)	4.8	16.5
Total	$29,134.4		$266.7	$172.6	$(142.7)

			Equity Sensitivity
				Balance after
			Fair	-10% Equity
			Value	Price Shift
December 31, 2008
Insurance Group:
Futures	$(14,163.7)	.22	$-	$141.7

December 31, 2007
Insurance Group:
Futures	$(5,081.1)	.22	$-	$508.1

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts.  These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $1.98 billion and $124.7 million at December 31, 2008 and 2007, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2008 and 2007, respectively, would increase the balance of these reinsurance contracts to $2.13 billion and $206.8 million.

Investment Management

AllianceBernstein’s investments consist of trading and available-for-sale investments and other investments.  AllianceBernstein’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments.  Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans.  Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors.  Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

7A-4

Investments with Interest Rate Risk – Fair Value.  The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2008 and 2007:

Interest Rate Risk Exposure
(In Millions)

	December 31, 2008		December 31, 2007
		Balance After		Balance After
	Fair	+100 Basis Point	Fair	+100 Basis Point
	Value	Change	Value	Change

Fixed Income Investments:
Trading	$76.2	$73.1	$106.2	$101.0
Available-for-sale and other
investments	.2	.2	28.4	27.0

Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AllianceBernstein management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of its investments in fixed income mutual funds and fixed income hedge funds, they are based on AllianceBernstein’s exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing changes in investments in response to AllianceBernstein management’s assessment of changing market conditions and available investment opportunities.

Investments with Equity Price Risk – Fair Value.  AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds.  The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2008 and 2007:

Equity Price Risk Exposure
(In Millions)

	December 31, 2008		December 31, 2007
		Balance After		Balance After
	Fair	-10% equity Price	Fair	-10% Equity Price
	Value	Change	Value	Change

Equity Investments:
Trading	$246.4	$221.8	$466.1	$419.5
Available for sale and other
investments	255.1	229.6	314.5	283.0

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Forms 10-K for the year ended December 31, 2008.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:
Consolidated Balance Sheets, December 31, 2008 and 2007	F-2
Consolidated Statements of Earnings, Years Ended December 31, 2008, 2007 and 2006	F-3
Consolidated Statements of Shareholder’s Equity and Comprehensive Income,
Years Ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows, Years Ended December 31, 2008, 2007 and 2006	F-5
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedules	F-68
Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments - Other than Investments in Related Parties,
December 31, 2008	F-69
Schedule II - Balance Sheets (Parent Company), December 31, 2008 and 2007	F-70
Schedule II - Statements of Earnings (Parent Company),
Years Ended December 31, 2008, 2007 and 2006	F-71
Schedule II - Statements of Cash Flows (Parent Company),
Years Ended December 31, 2008, 2007 and 2006	F-72
Schedule III - Supplementary Insurance Information,
Years Ended December 31, 2008, 2007 and 2006	F-73
Schedule IV - Reinsurance, Years Ended December 31, 2008, 2007 and 2006	F-76

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AXA Financial, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder’s equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries (“AXA Financial Group”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of AXA Financial Group’s management.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Financial Group adopted a framework for measuring fair value on January 1, 2008.  Also, AXA Financial Group changed its method of accounting for uncertainty in income taxes on January 1, 2007 and for defined benefit pension and other postretirement plans on December 31, 2006.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2009

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$33,415.9	$35,663.7
Mortgage loans on real estate	5,174.0	5,210.4
Equity real estate, held for the production of income	370.3	382.0
Policy loans	5,045.2	5,037.3
Other equity investments	1,789.9	1,997.2
Trading securities	322.7	573.3
Other invested assets	3,425.1	1,212.4
Total investments	49,543.1	50,076.3
Cash and cash equivalents	10,061.2	2,055.8
Cash and securities segregated, at estimated fair value	2,572.6	2,370.0
Broker-dealer related receivables	1,020.4	1,623.5
Deferred policy acquisition costs	8,503.3	9,369.9
Goodwill and other intangible assets, net	5,316.1	5,380.7
Value of business acquired	666.5	610.2
Amounts due from reinsurers	4,286.6	3,435.7
Loans to affiliates	1,143.5	691.4
Other assets	5,095.8	3,647.7
Separate Accounts’ assets	69,614.4	100,011.1

Total Assets	$157,823.5	$179,272.3

LIABILITIES
Policyholders’ account balances	$28,258.8	$28,420.5
Future policy benefits and other policyholders liabilities	26,274.6	22,934.1
Broker-dealer related payables	934.8	595.1
Customers related payables	2,753.1	2,722.2
Short-term and long-term debt	1,625.8	2,381.5
Loans from affiliates	4,530.0	1,345.0
Income taxes payable	2,892.5	2,580.3
Other liabilities	6,303.0	4,936.6
Separate Accounts’ liabilities	69,614.4	100,011.1
Minority interest in equity of consolidated subsidiaries	1,662.6	1,681.2
Minority interest subject to redemption rights	135.0	142.7
Total liabilities	144,984.6	167,750.3

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 18 and 19)

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,298.9	1,250.0
Retained earnings	14,448.8	10,863.8
Accumulated other comprehensive loss	(2,854.4)	(478.8)
Treasury shares, at cost	(58.3)	(116.9)
Total shareholder’s equity	12,838.9	11,522.0

Total Liabilities and Shareholder’s Equity	$157,823.5	$179,272.3
See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,175.0	$2,973.1	$2,468.3
Premiums	1,522.1	1,561.6	1,581.6
Net investment income	9,240.9	3,386.4	3,106.6
Investment (losses) gains, net	(467.3)	(30.6)	45.0
Commissions, fees and other income	6,669.8	5,454.4	4,637.0
Total revenues	20,140.5	13,344.9	11,838.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	5,744.9	3,089.8	2,997.6
Interest credited to policyholders’ account balances	1,202.8	1,192.3	1,216.5
Compensation and benefits	2,410.3	2,968.3	2,605.2
Commissions	1,318.0	1,624.7	1,295.3
Distribution plan payments	274.4	335.1	292.9
Amortization of deferred sales commissions	79.1	95.5	100.4
Interest expense	196.9	256.3	259.3
Amortization of deferred policy acquisition costs and
value of business acquired	2,975.0	1,217.5	812.6
Capitalization of deferred policy acquisition costs	(1,438.0)	(1,806.1)	(1,458.8)
Rent expense	295.0	269.9	244.9
Amortization of other intangible assets	38.9	68.6	32.4
Other operating costs and expenses	1,267.4	1,368.0	1,351.4
Total benefits and other deductions	14,364.7	10,679.9	9,749.7

Earnings from continuing operations before
income taxes and minority interest	5,775.8	2,665.0	2,088.8
Income taxes	(1,850.4)	(844.6)	(515.9)
Minority interest in net income of consolidated subsidiaries	(318.4)	(483.3)	(445.0)

Earnings from continuing operations	3,607.0	1,337.1	1,127.9
(Losses) earnings from discontinued operations,
net of income taxes	(29.5)	(9.2)	36.1
Gains (losses) on disposal of discontinued operations,
net of income taxes	7.5	(3.6)	117.2

Net Earnings	$3,585.0	$1,324.3	$1,281.2

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$3.9	$3.9	$3.9

Capital in excess of par value, beginning of year	1,250.0	1,122.4	1,047.8
Changes in capital in excess of par value	48.9	127.6	74.6
Capital in excess of par value, end of year	1,298.9	1,250.0	1,122.4

Retained earnings, beginning of year	10,863.8	9,494.7	8,213.5
Cumulative effect adjustment to adopt FIN 48	-	44.8	-
Retained earnings, beginning of year as adjusted	10,863.8	9,539.5	8,213.5
Net earnings	3,585.0	1,324.3	1,281.2
Retained earnings, end of year	14,448.8	10,863.8	9,494.7

Accumulated other comprehensive (loss) income,
beginning of year	(478.8)	(378.9)	345.5
Other comprehensive loss	(2,375.6)	(99.9)	(142.7)
Adjustment to initially apply SFAS No. 158,
net of income taxes	-	-	(581.7)
Accumulated other comprehensive loss, end of year	(2,854.4)	(478.8)	(378.9)

Treasury shares at cost, beginning of year	(116.9)	(223.5)	(364.8)
Changes in treasury shares	58.6	106.6	141.3
Treasury shares at cost, end of year	(58.3)	(116.9)	(223.5)

Total Shareholder’s Equity, End of Year	$12,838.9	$11,522.0	$10,018.6

	2008	2007	2006
	(In Millions)
COMPREHENSIVE INCOME
Net earnings	$3,585.0	$1,324.3	$1,281.2

Change in unrealized losses, net of
reclassification adjustment	(1,714.0)	(223.4)	(161.2)
Defined benefit plans:
Net (loss) gain arising during year	(710.4)	68.8	-
Prior service cost arising during year	14.7	1.7	-
Less: reclassification adjustment for:
Amortization of net losses included in net periodic cost	38.6	54.4	-
Amortization of net prior service credit
included in net periodic cost	(4.4)	(1.3)	-
Amortization of net transition asset	(.1)	(.1)	-
Minimum pension liability adjustment	-	-	18.5
Other comprehensive (loss) income - defined benefit plans	(661.6)	123.5	18.5

Other comprehensive loss	(2,375.6)	(99.9)	(142.7)

Comprehensive Income	$1,209.4	$1,224.4	$1,138.5

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

Net earnings	$3,585.0	$1,324.3	$1,281.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,202.8	1,192.3	1,216.5
Universal life and investment-type product
policy fee income	(3,175.0)	(2,973.1)	(2,468.3)
Net change in broker-dealer and customer
related receivables/payables	618.2	91.5	119.0
Net investment income related to derivative instruments	(6,753.5)	(67.5)	290.7
Investment losses (gains), net	467.5	30.1	(45.0)
Change in segregated cash and securities, net	(202.6)	(360.2)	(245.0)
Change in deferred policy acquisition costs and
value of business acquired	1,537.0	(588.6)	(646.2)
Change in future policy benefits	2,677.6	139.6	23.2
Change in income taxes payable	1,218.8	617.5	339.5
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(1,860.7)	(6.9)	14.9
Change in accounts payable and accrued expenses	(193.0)	99.7	75.6
Amortization of deferred sales commission	79.1	95.5	100.4
Other depreciation and amortization	189.6	207.5	229.7
Amortization of other intangible assets	38.9	68.6	32.4
(Gains) losses on disposal of discontinued operations	(7.5)	3.6	(117.2)
Minority interest in net income of consolidated subsidiaries	318.4	483.3	445.0
Other, net	282.6	(163.7)	104.2

Net cash provided by operating activities	23.2	193.5	750.6

Cash flows from investing activities:
Maturities and repayments	2,594.0	3,078.7	4,256.4
Sales of investments	983.7	2,726.9	2,344.7
Purchases of investments	(4,924.2)	(4,527.5)	(6,087.1)
Cash settlements related to derivative instruments	5,018.0	(80.5)	-
Change in short-term investments	(.5)	(24.6)	11.1
Purchase of minority interest in consolidated subsidiary	-	(745.7)	-
Decrease in loans to affiliates	-	400.0	-
Increase in loans to affiliates	(506.0)	(704.0)	-
Change in capitalized software, leasehold improvements
and EDP equipment	(175.8)	(217.0)	(159.3)
Other, net	224.9	43.1	(442.9)

Net cash provided by (used in) investing activities	3,214.1	(50.6)	(77.1)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(CONTINUED)

	2008	2007	2006
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,766.5	$4,716.3	$4,316.2
Withdrawals and transfers to Separate Accounts	(3,152.2)	(4,591.3)	(4,233.3)
Proceeds from loans from affiliates	3,250.0	850.0	335.0
Repayment of loans from affiliates	(65.0)	(785.0)	(635.0)
Change in short-term financings	(506.5)	198.2	337.7
Repayment of long-term debt	(250.0)	-	(700.0)
Increase in collateralized pledged liabilities	1,103.8	-	-
Purchases of treasury shares	(11.2)	(7.6)	(4.3)
Other, net	(367.3)	(239.3)	(144.6)

Net cash provided by (used in) financing activities	4,768.1	141.3	(728.3)

Change in cash and cash equivalents	8,005.4	284.2	(54.8)
Cash and cash equivalents, beginning of year	2,055.8	1,771.6	1,826.4

Cash and Cash Equivalents, End of Year	$10,061.2	$2,055.8	$1,771.6

Supplemental cash flow information:
Interest Paid	$129.4	$155.6	$178.7
Income Taxes Paid	$260.1	$154.9	$164.4

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

AXA Financial, Inc. (“AXA Financial” and collectively with its consolidated subsidiaries “AXA Financial Group”) is a diversified financial services organization serving a broad spectrum of insurance and investment management customers.  AXA Financial is a wholly owned subsidiary of AXA, a French parent company for an international group of insurance and related financial services companies.

AXA Financial Group conducts operations in two business segments: the Financial Advisory/Insurance and Investment Management segments.  AXA Financial Group’s management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

Financial Advisory/Insurance

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual fund and other investment products and asset management, financial planning and other services principally to individuals and small and medium size businesses and professional and trade associations and provides financial planning services for individuals.  This segment includes Separate Accounts for individual insurance and annuity products.

The financial advisory and insurance business is conducted by AXA Financial’s insurance companies, its insurance general agency, its broker-dealers and other affiliated companies.

AXA Financial’s direct and indirect wholly-owned insurance subsidiaries (collectively the “Insurance Group”) include: AXA Equitable Life Insurance Company (“AXA Equitable”); AXA Equitable Life and Annuity Company, formerly AXA Life and Annuity Company, (“AXA Life”); AXA Financial (Bermuda) Ltd. (“AXA Bermuda”); MONY Life Insurance Company (“MONY Life”); and MONY Life’s wholly-owned subsidiaries, MONY Life Insurance Company of America (“MLOA”) and U.S. Financial Life Insurance Company (“USFL”).  Enterprise Capital Management, Inc. (“Enterprise”) is reported as discontinued operations in the consolidated financial statements.

In July 2007, USFL ceased marketing new business.  AXA Financial recorded a pre-tax charge of $30.4 million ($19.8 million post-tax) due to the writedown of the intangible asset related to USFL’s insurance distribution system in 2007.  In addition, AXA Financial recorded a pre-tax charge of $8.0 million ($5.2 million post-tax) in 2007 related to USFL severance and lease related costs.

In 2007, AXA Financial sold Frontier Trust Company, FSB (“Frontier”), a wholly-owned subsidiary, and recorded a pre-tax gain of $9.6 million ($6.1 million post-tax) on the transaction.

Investment Management

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership (together with its consolidated subsidiaries “AllianceBernstein”).  AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients.  Its principal services include: (a) institutional investment services, servicing institutional clients including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, by means of separately managed accounts, sub-advisory relationships, structured products, collective investments trusts, mutual funds and other investment vehicles, (b) retail services, servicing individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide, and other investment vehicles, (c) private client services, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles, and (d) institutional research services by means of independent fundamental research, portfolio strategy, and brokerage-related services.  Principal subsidiaries of AllianceBernstein include: SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”); Sanford C. Bernstein & Co. LLC (“SCB LLC”); Sanford C. Bernstein Limited (“SCBL”); and SCB Partners, Inc. (“SCB Partners”).  This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

AllianceBernstein is a private partnership for Federal income tax purposes and, accordingly, is not subject to Federal and state corporate income taxes.  However, AllianceBernstein is subject to a 4.0% New York City unincorporated business tax (“UBT”).  Domestic corporate subsidiaries of AllianceBernstein are subject to Federal, state and local income taxes.  Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.  The AXA Financial Group provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.

In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc. (the “Bernstein Acquisition”).  Following a two-year lockout period that ended October 2002, the former Bernstein shareholders were permitted to exercise the right to sell private units in AllianceBernstein L.P. (the “AllianceBernstein Units”) that were acquired in the Bernstein Acquisition to AXA Financial or an affiliated company (the “AB Put”).  In February 2007, AXA Financial purchased a tranche of 8.16 million AllianceBernstein Units pursuant to an exercise of the AB Put at a purchase price of approximately $745.7 million and recorded additional goodwill of $392.8 million and other intangible assets of $209.5 million.  After this purchase, AXA Financial Group’s beneficial ownership in AllianceBernstein L.P. increased by approximately 3.0% to 63.3%.  Through December 31, 2008, AXA Financial Group acquired 32.7 million AllianceBernstein Units pursuant to the AB Put at the aggregate market price of $1,631.1 million and recorded additional goodwill of $733.8 million and other intangible assets of $251.7 million.  At December 31, 2008 and 2007, AXA Financial Group’s beneficial ownership in AllianceBernstein L.P. was approximately 62.4% and 63.2%, respectively.  Minority interest subject to redemption rights on the consolidated balance sheets represents the remaining private AllianceBernstein Units held by former Bernstein shareholders.  On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.

2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.

The accompanying consolidated financial statements include the accounts of: AXA Financial, AXA Equitable, AXA Life, AXA Bermuda and MONY Life; those of their subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which AXA Financial Group has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.

At December 31, 2008 and 2007, respectively, the Insurance Group’s General Account held $1.8 million and $5.7 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities – Revised”.  At December 31, 2008 and 2007, respectively, as reported in the consolidated balance sheet, these investments included $0.8 million and $4.7 million of fixed maturities (collateralized debt and loan obligations) and $1.0 million and $1.0 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value.  These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary.  These variable interests at December 31, 2008 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs.  The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

Management of AllianceBernstein reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the entities that AllianceBernstein is required to consolidate under FIN 46(R).  These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.

AllianceBernstein earned investment management fees on client AUM of these entities but derived no other benefit from those assets and cannot utilize those assets in its operations.

At December 31, 2008, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $61.0 million in client assets under management.  However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities.  AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $0.1 million in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation.  The years “2008,” “2007” and “2006” refer to the years ended December 31, 2008, 2007 and 2006, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Accounting Changes

On January 12, 2009, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, amending EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”.  The FSP broadens the other-than-temporary impairment assessment for interests in securitized financial assets within the scope of EITF 99-20 to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  FSP EITF 99-20-1 is effective prospectively for interim and annual reporting periods ending after December 15, 2008 and application to prior periods is not permitted.  At December 31, 2008, debt securities with amortized cost and fair values of approximately $1,996.0 million and $1,403.8 million comprised the population subject to this amendment.  Adoption of the FSP did not have an impact on AXA Financial Group’s consolidated results of operations or financial position.

Effective January 1, 2008, Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115,” permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Management has elected not to adopt the fair value option as permitted by SFAS No. 159.

Effective January 1, 2008, AXA Financial Group adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  AXA Financial Group’s adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance asset, resulting in an increase in net income of $68.2 million, related to an increase in the fair value of the GMIB reinsurance asset of $209.2 million, offset by increased DAC amortization of $104.3 million and increased Federal income taxes of $36.7 million.  The increase in the GMIB reinsurance asset’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

On February 12, 2008, the FASB issued FSP SFAS No. 157-2, which deferred the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, including goodwill and other intangible assets, except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually). This deferral delays until December 31, 2009 the application of SFAS No. 157 to AXA Financial Group’s annual impairment testing of goodwill and other intangible assets but would require adoption in an earlier interim period in 2009 if circumstances would be indicative of an impairment event.  Management does not anticipate adoption of this FSP to have significant impact on the methodologies used to measure fair value for these impairment assessments.

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Significant liquidity constraints that emerged in fourth quarter 2008 in the market for commercial mortgage-backed securities (“CMBS”) resulted in AXA Financial Group’s adoption of this clarification for purpose of measuring the fair value of its CMBS portfolio at December 31, 2008.   As a result, management concluded that an adjusted discounted cash flow methodology that maximizes the use of relevant observable inputs would produce a more representative measure of the fair value of CMBS at December 31, 2008 as compared to matrix pricing and broker quotes used at prior measurement dates and that now would require significant adjustments.  The determination of fair value also considered the very limited, yet observable, CMBS transactions that occurred in fourth quarter 2008.  At December 31, 2008, the fair value of AXA Financial Group’s CMBS portfolio was $2,089.7 million.

Effective January 1, 2008, AXA Financial Group adopted SFAS No. 141(R), “Business Combinations (revised 2007),” to be applied prospectively for all future acquisitions. While retaining the requirement of SFAS No. 141, “Business Combinations,” to use purchase accounting for all business combinations, SFAS No. 141(R)’s new rules include the following:

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”.  The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  SOP 07-1 was to have been effective for fiscal years beginning after December 15, 2007.  On February 12, 2008, the FASB issued FSP SOP 07-1-1 that indefinitely delays the effective date of SOP 07-1.  The delay is intended to allow the FASB time to consider a number of significant issues relating to the implementation of SOP 07-1.

Effective January 1, 2007, and as more fully described in Note 15 herein, AXA Financial Group adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, AXA Financial Group recognized a $44.8 million positive cumulative-effect adjustment to the January 1, 2007 balance of retained earnings to reflect a decrease in the amount of unrecognized tax benefits.

On January 1, 2007, AXA Financial Group adopted the AICPA’s SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  The SOP requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and other related balances must be written off.  The adoption of SOP 05-1 did not have a material impact on AXA Financial Group’s consolidated results of operations or financial position.

On December 31, 2006, AXA Financial Group implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring employers to recognize the over or underfunded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income.  The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan.  SFAS No. 158 did not change the determination of net periodic benefit cost or its presentation in the statement of earnings.  However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

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

SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer’s year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year.  This provision of SFAS No. 158 had no impact on AXA Financial Group, as it already uses a December 31 measurement date for all of its plan assets and benefits obligations.

On January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), “Share-Based Payment,” which requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group’s equity-classified award programs for which no cost previously would have been charged to net earnings in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” most notably for employee options to purchase AXA American Depository Receipts (“ADRs”) and AXA ordinary shares and for employee stock purchase plans.  As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest for 2006 was $81.8 million lower and consolidated net earnings for 2006 was $52.5 million lower than if these plans had continued to be accounted for under APB No. 25.

AXA Financial Group used the “modified prospective method,” applying the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006.  Beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 were recognized in the consolidated statement of earnings over the awards’ remaining future service-vesting periods.  Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value.  The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

AXA Financial Group also elected the “short-cut” transition alternative for approximating the historical pool of windfall tax benefits available in shareholder’s equity at January 1, 2006 as provided by the FASB in FSP FAS No. 123(R)-3, “Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”.  This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under U.S. GAAP.  In the event that a shortfall of tax benefits occurs during a reporting period (i.e., tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall.  If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations.  In 2008, 2007 and 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

New Accounting Pronouncements

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, “Disclosures about Employers’ Postretirement Benefit Plan Assets”.  The FSP amended FAS 132(R), “Disclosure about Plan Assets,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plans, including disclosures about fair value measures similar to those of SFAS No. 157.  The FSP is effective prospectively for fiscal years ending after December 15, 2009.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures of an entity’s objectives and strategies for using derivatives, including tabular presentation of fair value amounts, gains and losses, and related hedged items, with appropriate cross-referencing to the financial statements.  SFAS No. 161 is effective for interim and annual reporting periods beginning January 1, 2009.

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

SFAS No. 160 is effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests.  Management currently is assessing the impacts of adoption, including adjustments that will be required in the consolidated financial statements to conform the presentations of minority interest in the equity and net income of AllianceBernstein and the recognition of changes of AXA Financial Group’s ownership interest.  In 2009, the Emerging Issues Task Force will consider a topic entitled “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”.  This issue will consider the treatment of Separate Account arrangements that involve ownership by the Separate Account of more than 50% of its mutual fund shares.

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

Investments

The carrying values of fixed maturities identified as available for sale are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.  The redeemable preferred stock investments reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

Real estate held for the production of income, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances.  At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value.  Impaired real estate is written down to fair value with the impairment loss being included in Investment (losses) gains, net.

Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.

Valuation allowances are netted against the asset categories to which they apply.

Policy loans are stated at unpaid principal balances.

Partnerships, investment companies and joint venture interests in which AXA Financial Group has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under FIN 46(R) are consolidated; those in which AXA Financial Group does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.  AXA Financial Group records its interests in certain of these partnerships on a one quarter lag.

Equity securities, which include common stock, and non-redeemable preferred stock classified as available for sale securities, are carried at fair value and are included in other equity investments with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in Shareholder’s equity.

Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with unrealized gains and losses reported in Net earnings.

Corporate owned life insurance (“COLI”) is purchased by AXA Financial Group on the lives of certain key employees; certain subsidiaries of AXA Financial Group are named as beneficiaries under these policies.  COLI is carried at the cash surrender value of the policies.  At December 31, 2008 and 2007, the carrying value of COLI was $913.3 million and $984.3 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

Short-term investments are stated at amortized cost that approximates fair value and are included with other invested assets.

Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less.  Due to the short-term nature of these investments, the recorded value has been determined to approximate fair value.

All securities owned including United States government and agency securities, mortgage-backed securities and futures and forwards transactions are recorded in the consolidated financial statements on a trade date basis.

Derivatives

AXA Financial Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce its exposure to interest rate fluctuations on its long-term debt obligations.  Various derivative instruments are used to achieve these objectives, including interest rate floors, interest rate swaps, futures contracts and options positions.  None of the derivatives were designated as qualifying hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The Insurance Group issues certain variable annuity products with Guaranteed Minimum Death Benefit (“GMDB”), GMIB and Guaranteed Withdrawal Benefit for Life (“GWBL”) features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support.  AXA Financial Group currently utilizes a combination of futures contracts and interest rate swap and floor contracts to hedge such risks.  However, for both GMDB and GMIB, AXA Financial Group retains basis and volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.  Reinsurance contracts covering GMIB exposure, as well as the GWBL features are considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  GMIB reinsurance and GWBL features’ fair values are reported in the consolidated balance sheets in Other assets and Future policy benefits and other policyholders liabilities, respectively.  Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings while changes related to the GWBL fair values are reported in Policyholder’s benefits.  There can be no assurance that ultimate actual experience will not differ from management's estimates.  See Note 8 herein.

Margins on individual insurance and annuity contracts are affected by interest rate fluctuations.  If interest rates fall, credited interest rates and dividends could be adjusted prospectively subject to minimum rate guarantees.  To hedge exposure to lower interest rates for these and other reasons, AXA Financial Group may use interest rate floors.

AXA Financial Group is exposed to equity market fluctuations through investments in Separate Accounts.  AXA Financial Group may enter into derivative contracts to minimize such risk.

AXA Financial Group is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  Generally, such credit exposure is limited to the fair value of the derivative instruments at the reporting date.  All derivatives outstanding at December 31, 2008 and 2007 are recognized on the balance sheet at their fair values.  AXA Financial Group controls and minimizes its counterparty exposure.  Exposure to credit risk is controlled with respect to each counterparty through a credit appraisal and approval process.  Each counterparty is currently rated A+ or better by Moody’s and Standard and Poor’s rating agencies.  In addition, as further described in Note 3, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as Treasuries or those issued by government agencies.  All outstanding equity-based and treasury futures contracts at December 31, 2008 and 2007 were exchange-traded and are marked to market and net settled daily.  All gains and losses on derivative financial instruments other than the GMIB reinsurance contracts and the GWBL features liability are reported in Net investment income.

Net Investment Income, Investment (Losses) Gains, Net and Unrealized Investment Gains (Losses)

Net investment income and realized investment (losses) gains, net (together “investment results”) related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders’ account balances.

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment (losses) gains, net.

Realized and unrealized holding gains (losses) on trading securities are reflected in Net investment income.

Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by AXA Financial Group are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to certain pension operations principally consisting of group non-participating wind-up annuity products ("Wind-up Annunities”), Closed Blocks’ policyholders dividend obligation, DAC and VOBA related to universal life and investment-type products and participating traditional life contracts.

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

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At December 31, 2008, investments classified as Level 2 comprised approximately 30.0% of invested assets measured at fair value on a recurring basis and primarily included U.S. government and agency securities and certain corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.

At December 31, 2008, approximately $566.1 million amortized cost of CMBS securities were transferred from Level 2 to Level 3 classification.  Through third quarter 2008, pricing of these securities was sourced from a third party service, whose process placed significant reliance on market trading activity.  In fourth quarter 2008, the lack of sufficient observable CMBS trading data and significant volatility in the pricing of isolated trades, made it difficult, at best, to validate prices of CMBS securities below the senior AAA tranche for which limited trading continued.  Consequently, AXA Financial instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs.  To provide for consideration of fourth quarter market transactions, the fair value measures of these CMBS securities at December 31, 2008 attributed a 10% weighting to the pricing sourced from the third party service.  This weighting of multiple valuation techniques is permitted both by SFAS No. 157 and FSP FAS 157-3 and produces a more representative measure of the fair values of these CMBS securities in the circumstances.   The fair value of these CMBS securities at December 31, 2008 was approximately $476.9 million.   The Level 2 classification continues to include approximately $2,127.3 million AAA-rated mortgage- and asset- backed securities, including AAA senior CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  In addition to the CMBS securities described above, included in the Level 3 classification at December 31, 2008 were approximately $588.8 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee.  Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivatives in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less the fees, adjusted for risk margins, attributable to the GWBL feature valued as an embedded derivative over a range of market-consistent economic scenarios.  The valuation of both the asset and liability just described incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of Separate Account funds.

AXA Financial Group defines fair value as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques.  The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties.  Such adjustments do not reflect any premium or discount that could result from offering for sale at one time AXA Financial Group’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair values cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts.  Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2008 and 2007.

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

The fair values for AXA Financial Group’s association plan contracts, supplementary contracts not involving life contingencies (“SCNILC”) and certain annuities, which are included in policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

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

Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates.  The fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk.  The fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to AXA Financial Group.  AXA Financial Group’s carrying value of short-term borrowings approximates fair value.

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

For universal life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2008, the average gross short-term and long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2008, current projections of future average gross market returns assume a 9% return for 2009 through 2013, which is within the maximum and minimum limitations.

At the end of each accounting period, the present value of estimated gross profits or assessments is updated based on historical and anticipated future experience.  Due primarily to the significant reduction in Separate Accounts balances in fourth quarter 2008 and a change in the estimate of average gross short-term annual return on Separate Account balances to 9.0%, estimated gross profits on a U.S. GAAP basis for certain issue years of the Accumulator® product line of variable annuities are expected to be negative due to the recognition of derivative gains in earnings, while the reserves do not fully reflect the immediate impact of equity and interest market fluctuations.  Therefore, the amortization method was changed from a methodology that uses the present value of estimated gross profits to the present value of estimated assessments.

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

For participating traditional life policies (substantially all of which are in the Closed Blocks), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.  At December 31, 2008, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.2% grading to 6.0% over 10 years and for MONY Life was 5.0%.  Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

For non-participating traditional life policies, DAC and VOBA are amortized in proportion to anticipated premiums.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  Deviations from estimated experience are reflected in earnings in the period such deviations occur.  For these contracts, the amortization periods generally are for the total life of the policy

Contractholder Bonus Interest Credits

Contractholder bonus interest credits are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time.  The interest crediting expense associated with these contractholder bonus interest credits is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC.  Unamortized balances are included in Other assets.

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for universal life and investment-type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

The Insurance Group issues certain variable annuity products with GMDB and GWBL features and guaranteed minimum accumulation benefits (“GMAB”).  The Insurance Group also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

At December 31, 2008, participating policies, including those in the Closed Blocks, represent approximately 12.0% ($46.60 billion) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets.  Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  The assets and liabilities of four Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders.  Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements.

The investment results of Separate Accounts, including unrealized (losses) gains, on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings.  For 2008, 2007 and 2006, investment results of such Separate Accounts were (losses) gains of $(34,872.8) million, $5,655.6 million and $9,744.3 million, respectively.

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

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include the Investment Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue.  Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC for certain retail, private client and institutional investment client transactions.  Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee that is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of or shortfall compared to a stated benchmark over a specified period of time.  Performance-based fees are recorded as revenue at the end of each contract’s measurement period.  Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for independent research and brokerage-related services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered.  These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

AllianceBernstein’s management tests the deferred sales commission asset for recoverability quarterly.  AllianceBernstein’s management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received.  Undiscounted future cash flows consist of ongoing distribution services fees and CDSC.  Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares.  CDSC are based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2008.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset.  If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies and relates principally to the Bernstein Acquisition, purchases of AllianceBernstein units and the MONY Acquisition.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.  Based on the 2008 impairment testing performed as of December 31, 2008, management determined that goodwill was not impaired.

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

Other intangible assets are tested for impairment quarterly.  Management believes that other intangible assets were not impaired at December 31, 2008.

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

Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2008 were not significant.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide additional information relating to fixed maturities and equity securities.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Millions)
December 31, 2008
Fixed Maturities:
Available for Sale:
Corporate	$26,487.0	$271.7	$2,418.7	$24,340.0
Mortgage and Asset Backed	5,074.9	83.2	746.4	4,411.7
U.S. Treasury, government
and agency securities	2,607.3	337.6	.3	2,944.6
States and political
subdivisions	176.0	12.0	8.0	180.0
Foreign governments	310.9	52.0	5.6	357.3
Redeemable preferred stock	2,025.7	.1	843.5	1,182.3
Total Available for Sale	$36,681.8	$756.6	$4,022.5	$33,415.9

Equity Securities:
Available for sale	$35.9	$-	$4.8	$31.1
Trading securities	434.9	.2	188.6	246.5
Total Equity Securities	$470.8	$.2	$193.4	$277.6

December 31, 2007
Fixed Maturities:
Available for Sale:
Corporate	$26,251.9	$638.3	$394.7	$26,495.5
Mortgage and Asset Backed	5,567.4	54.8	347.2	5,275.0
U.S. Treasury, government
and agency securities	1,208.2	73.8	.1	1,281.9
States and political
subdivisions	181.1	17.3	.6	197.8
Foreign governments	306.9	44.1	-	351.0
Redeemable preferred stock	2,155.1	51.7	144.3	2,062.5
Total Available for Sale	$35,670.6	$880.0	$886.9	$35,663.7

Equity Securities:
Available for sale	$49.1	$1.6	$8.6	$42.1
Trading securities	482.2	8.7	23.8	467.1
Total Equity Securities	$531.3	$10.3	$32.4	$509.2

At December 31, 2008 and 2007, respectively, AXA Financial had trading fixed maturities with an amortized cost of $79.6 million and $105.3 million and carrying values of $76.2 million and $106.2 million.  Gross unrealized gains on trading fixed maturities were $0.1 million and $1.0 million and gross unrealized losses were $3.5 million and $0.1 million for 2008 and 2007, respectively.

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

The contractual maturity of bonds at December 31, 2008 is shown below:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Millions)

Due in one year or less	$1,060.4	$1,060.0
Due in years two through five	12,162.1	11,653.2
Due in years six through ten	11,927.1	10,817.8
Due after ten years	4,431.6	4,290.9
Subtotal	29,581.2	27,821.9
Mortgage and Asset Backed	5,074.9	4,411.7
Total	$34,656.1	$32,233.6

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

The following table discloses the 1,808 issues of fixed maturities that have been in a continuous unrealized loss position for less than a twelve-month period and greater than a twelve month period as of December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$12,827.4	$(1,354.4)	$5,118.0	$(1,064.3)	$17,945.4	$(2,418.7)
Mortgage and
Asset Backed	460.9	(33.4)	1,775.0	(713.0)	2,235.9	(746.4)
U.S. Treasury,
government and
agency securities	262.5	(.3)	-	-	262.5	(.3)
States and political
subdivisions	43.4	(5.4)	22.1	(2.6)	65.5	(8.0)
Foreign governments	70.0	(5.6)	-	-	70.0	(5.6)
Redeemable
preferred stock	340.8	(260.8)	814.0	(582.7)	1,154.8	(843.5)

Total Temporarily
Impaired Securities	$14,005.0	$(1,659.9)	$7,729.1	$(2,362.6)	$21,734.1	$(4,022.5)

The Insurance Group’s fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds.  These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2008, approximately $1,239.2 million, or 3.4%, of the $36,681.8 million aggregate amortized cost of fixed maturities held by AXA Financial Group was considered to be other than investment grade.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes Residential Mortgage Backed Securities (“RMBS”) backed by subprime and Alt-A residential mortgages.  RMBS are securities whose cash flows are backed by the principal and interest payments from a set of residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages consist of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2008, the Insurance Group owned $65.9 million in RMBS backed by subprime residential mortgage loans, approximately 74% rated AAA, and $26.9 million in RMBS backed by Alt-A residential mortgage loans, approximately 82% of which were rated AAA.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2008, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $27.6 million.

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified.  The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to zero and $2.7 million at December 31, 2008 and 2007, respectively.  Gross interest income on these loans included in net investment income totaled $0.1 million, $4.2 million and $4.4 million in 2008, 2007 and 2006, respectively.  Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $0.1 million, $3.6 million and $5.1 million in 2008, 2007 and 2006, respectively.

There were no impaired mortgage loans at December 31, 2008.  Impaired mortgage loans along with the related investment valuation allowances at December 31, 2007 follow:

December 31,
2007
(In Millions)

Impaired mortgage loans with investment valuation allowances	$11.4
Impaired mortgage loans without investment valuation allowances	2.7
Recorded investment in impaired mortgage loans	14.1
Investment valuation allowances	(1.4)
Net Impaired Mortgage Loans	$12.7

During 2008, 2007 and 2006, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $9.0 million, $53.1 million and $99.4 million.  Interest income recognized on these impaired mortgage loans totaled $0.7 million, $4.7 million and $6.3 million for 2008, 2007 and 2006, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At December 31, 2008 and 2007, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans were zero and $10.0 million.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.  At December 31, 2008 and 2007, respectively, AXA Financial Group owned zero and $113.0 million of real estate acquired in satisfaction of debt.  During 2008, 2007 and 2006 no real estate was acquired in satisfaction of debt.

Accumulated depreciation on real estate was $189.8 million and $179.7 million at December 31, 2008 and 2007, respectively.  Depreciation expense on real estate totaled $12.8 million, $14.6 million and $18.6 million for 2008, 2007 and 2006, respectively.

Valuation Allowances for Mortgage Loans and Equity Real Estate

Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

	2008	2007	2006
	(In Millions)

Balances, beginning of year	$1.4	$22.6	$13.4
Additions charged to income	-	20.9	10.1
Deductions for writedowns and
asset dispositions	(1.4)	(42.1)	(.9)
Balances, End of Year	$-	$1.4	$22.6

Balances, end of year comprise:
Mortgage loans on real estate	$-	$1.4	$12.9
Equity real estate	-	-	9.7
Total	$-	$1.4	$22.6

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,553.0 million and $1,768.5 million, respectively, at December 31, 2008 and 2007.  Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $48.3 million and $59.7 million, respectively, at December 31, 2008 and 2007.  AXA Financial Group’s total equity in net (losses) earnings for these real estate joint ventures and limited partnership interests was $(67.0) million, $258.4 million and $185.8 million, respectively, for 2008, 2007 and 2006.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial Group has an investment of $10.0 million or greater and an equity interest of 10% or greater (5 and 5 individual ventures at December 31, 2008 and 2007, respectively) and AXA Financial Group’s carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

	December 31,
	2008	2007
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$484.5	$462.6
Investments in securities, generally at estimated fair value	275.7	544.3
Cash and cash equivalents	8.9	3.3
Other assets	24.0	1.6
Total Assets	$793.1	$1,011.8

Borrowed funds - third party	$190.3	$273.1
Other liabilities	280.3	316.0
Total liabilities	470.6	589.1

Partners’ capital	322.5	422.7
Total Liabilities and Partners’ Capital	$793.1	$1,011.8

AXA Financial Group’s Carrying Value in
These Entities Included Above	$143.0	$115.3

	2008	2007	2006
	(In Millions)

STATEMENTS OF EARNINGS
Revenues of real estate joint ventures	$92.3	$78.7	$88.5
Net revenues of other limited partnership interests	(1.2)	45.5	16.7
Interest expense - third party	(14.1)	(18.2)	(18.5)
Other expenses	(92.2)	(67.4)	(62.8)
Net (Losses) Earnings….	$(15.2)	$38.6	$23.9

AXA Financial Group’s Equity in Net Earnings of
These Entities Included Above	$1.4	$24.3	$16.4

Derivatives

At December 31, 2008, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $1,037.8 million.  At December 31, 2008, AXA Financial Group had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having initial margin requirements of $448.5 million.  At that same date, AXA Financial Group had open exchange-trade future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $419.0 million.  All exchange-traded futures contracts are net cash settled daily.

At December 31, 2008, AXA Financial Group had $1,750.0 million open exchange-traded options on the S&P index to mature on January 19, 2010, consisting of a long put and short call on the index with strike prices of 881.7 and 1,021.2, respectively, and a short put position at 613.5.  These positions were established in fourth quarter 2008 to mitigate the adverse effects of equity market declines on AXA Equitable statutory reserves and protect downside equity exposure to 30% but limit the opportunity for upside to approximately 16%.  The contracts have not been designated as qualifying hedges under SFAS No. 133, consequently, changes in their fair values are reflected immediately in earnings.  Investment income recorded on these derivatives in 2008 totaled $7.1 million.

The outstanding notional amounts of derivative financial instruments purchased and sold at December 31, 2008 and 2007 were:

	December 31,
	2008	2007
	(In Millions)

Notional Amount by Derivative Type:
Interest rate floors	$21,000	$27,000
Exchange traded U.S. Treasuries and equity index futures	34,700	6,241
Interest rate swaps	4,687	975
Total return swaps	224	38
S&P puts/calls	1,750	-
Total	$62,361	$34,254

At December 31, 2008 and 2007 and during the years then ended, no significant financial instruments contained implicit or explicit terms that met the definition of an embedded derivative component that needed to be separated from the host contract and accounted for as a derivative under the provisions of SFAS No. 133.

In 2008, AXA Financial Group executed various collateral arrangements with counterparties to over-the-counter derivative transactions, primarily used in its hedging programs for managing GMDB, GMIB and GWBL exposures, that require both the pledging and accepting of collateral (either in the form of cash or high-quality Treasury or government agency securities).  At December 31, 2008, AXA Financial Group held $1,103.8 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.  In addition, AXA Financial Group also held approximately $40.0 million U.S. Treasury securities under these collateral agreements at December 31, 2008.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Financial Advisory/Insurance – MONY Acquisition

Goodwill related to the MONY Acquisition, none of which is expected to be deductible for tax purposes, totaled $383.1 million and $391.1 million at December 31, 2008 and 2007, respectively.  AXA Financial tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  AXA Financial primarily applies a discounted cash flow valuation technique to measure the fair value of its Insurance Group reporting unit, utilizing the cash flows projected from management’s current business plan, and validates the result to current market metrics.  In accordance with the requirements of SFAS No. 142, AXA Financial determined that goodwill was not impaired at December 31, 2008 and 2007 as the fair value of its investment in the Insurance Group exceeded the carrying value at each respective measurement date.  Continued decline or stagnation of current conditions in the financial markets and the economy generally would adversely impact the goodwill impairment testing for the Insurance Group and also may require more frequent testing for impairment.  In addition, the future cash flow expectations and other assumptions underlying management’s current business plan could be negatively impacted by other risks to which the Insurance Group’s business is subject, including, but not limited to, reduced product margins, increased surrender rates, and severe adverse mortality.  Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings.

The following presents a summary of other intangible assets, including VOBA, as of December 31, 2008 and 2007 related to the MONY Acquisition:

Intangible Assets Subject to Amortization

	Gross
	Carrying	Accumulated
	Amount	Amortization		Net
	(In Millions)
December 31, 2008
VOBA	$868.8	$(202.3	)(2)	$666.5
Insurance distribution network	26.0		(10.3)	15.7
Total	$894.8		$(212.6)	$682.2

December 31, 2007
VOBA	$868.8	$(258.6	) (2)	$610.2
Insurance distribution network (1)	26.0		(8.0)	18.0
Total	$894.8		$(266.6)	$628.2

    (1)  Excludes USFL’s intangible assets that were written off in 2007.

(2)  Includes reactivity to unrealized investment gains/losses reflected in other comprehensive income.

For 2008, 2007 and 2006, total amortization expense related to these intangible assets was $90.3 million, $91.0 million and $101.3 million, respectively.  Intangible assets amortization expense is estimated to range from $93.5 million in 2009 to $45.6 million in 2013.

Investment Management

The carrying value of goodwill related to AllianceBernstein totaled $4,388.9 million and $4,390.4 million at December 31, 2008 and 2007, respectively.  AXA Financial tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  In accordance with the requirements of SFAS No. 142, AXA Financial determined that goodwill was not impaired at December 31, 2008 and 2007 as the fair value of its investment in AllianceBernstein, the reporting unit, exceeded its carrying value at each respective measurement date.  However, significant declines in AllianceBernstein’s assets under management and operating results in 2008 as a result of the global financial crisis decreased the amount of the excess as compared to 2007.  In addition, although the market price of AllianceBernstein Holding Units exceeded their book value at December 31, 2008 and 2007, their market value significantly decreased year-over-year.

AXA Financial primarily uses a discounted cash flow valuation technique to measure the fair value of its AllianceBernstein reporting unit for purpose of goodwill impairment testing.  The underlying cash flows used in the December 31, 2008 valuation were sourced from AllianceBernstein’s current business plan, which factored in current market conditions and all material events that have impacted, or that management believed at the time could potentially impact, future discounted expected cash flows for the first four years and a 7.4% compounded annual growth rate thereafter.  AXA Financial discounted these cash flows at approximately 8.2%.  The resulting amount, net of minority interest, was tax-effected to reflect taxes incurred at the AXA Financial Group level.

The gross carrying amount of AllianceBernstein related intangible assets were $840.0 million and $843.3 million at December 31, 2008 and 2007, respectively and the accumulated amortization of these intangible assets were $311.6 million and $277.2 million at December 31, 2008 and 2007, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $36.6 million, $35.0 million and $27.6 million for 2008, 2007 and 2006, respectively and estimated amortization expense for each of the next 5 years is expected to be approximately $36.6 million.  AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Each quarter, significant assumptions used to estimate the expected cash flows from these intangible assets, primarily investment management contracts, are updated to reflect management’s consideration of current market conditions on expectations made with respect to customer account attrition and asset growth rates.  As of December 31, 2008, AllianceBernstein determined that these intangible assets were not impaired.

At December 31, 2008 and 2007, respectively, net deferred sales commissions totaled $113.5 million and $183.6 million and are included within the Investment Management segment’s Other assets.  The estimated amortization expense of deferred sales commissions, based on the December 31, 2008 net asset balance for each of the next five years is $51.1 million, $32.4 million, $18.9 million, $8.2 million and $2.7 million.  AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization.  Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates.  As of December 31, 2008, AllianceBernstein determined that the deferred sales commission asset was not impaired.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, AllianceBernstein’s assets under management, revenues, profitability, and unit price likely would be adversely affected.  As a result, more frequent impairment testing may be required and potentially could result in an impairment of the goodwill, intangible assets, and/or deferred sales commission asset attributable to AllianceBernstein. In addition, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2008 as management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.  Any impairment would reduce the recorded goodwill, intangible assets, and/or deferred sales commission asset amounts with a corresponding charge to earnings.

5)	CLOSED BLOCKS

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	December 31,
	2008	2007
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,544.8	$8,657.3
Other liabilities	71.3	115.2
Total Closed Block liabilities	8,616.1	8,772.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,517.6 and $5,816.6)	5,041.5	5,825.6
Mortgage loans on real estate	1,107.1	1,099.3
Policy loans	1,180.3	1,197.5
Cash and other invested assets	104.2	4.7
Other assets	472.4	240.1
Total assets designated to the Closed Block	7,905.5	8,367.2

Excess of Closed Block liabilities over assets designated to
the Closed Block	710.6	405.3

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income
tax benefit (expense) of $166.4 and $(3.2)	(309.2)	5.9

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$401.4	$411.2

AXA Equitable Closed Block revenues and expenses follow:

	2008	2007	2006
	(In Millions)

REVENUES:
Premiums and other income	$392.6	$409.6	$428.1
Investment income (net of investment
expenses of $1.1, $.2, and $.1)	496.0	501.8	520.2
Investment gains, net	(47.5)	7.9	1.7
Total revenues	841.1	919.3	950.0

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	818.7	828.2	852.2
Other operating costs and expenses	7.4	2.7	3.0
Total benefits and other deductions	826.1	830.9	855.2

Net revenues before income taxes	15.0	88.4	94.8
Income tax expense	(5.2)	(31.0)	(31.1)
Net Revenues	$9.8	$57.4	$63.7

Reconciliation of the policyholder dividend obligation follows:

	December 31,
	2008	2007
	(In Millions)

Balance, beginning of year	$-	$3.2
Increase in unrealized investment losses	-	(3.2)
Balance, End of Year	$-	$-

There were no impaired mortgage loans at December 31, 2008 and 2007.  Impaired mortgage loans along with the related investment valuation allowances at December 31, 2006 follow:

December 31,
2006
(In Millions)

Impaired mortgage loans with investment valuation allowances	$17.8
Impaired mortgage loans without investment valuation allowances	.1
Recorded investment in impaired mortgage loans	17.9
Investment valuation allowances	(7.3)
Net Impaired Mortgage Loans	$10.6

During 2008, 2007 and 2006, AXA Equitable’s Closed Block’s average recorded investment in impaired mortgage loans was $0.4 million, $36.3 million and $59.9 million, respectively.  Interest income recognized on these impaired mortgage loans totaled zero, $3.9 million and $3.3 million for 2008, 2007 and 2006, respectively.

Valuation allowances amounted to $7.3 million on mortgage loans on real estate at December 31, 2006; there were no valuation allowances on mortgage loans at December 31, 2008 and 2007.  Writedowns of fixed maturities amounted to $45.8 million, $3.0 million and $1.4 million for 2008, 2007 and 2006, respectively.

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	December 31,
	2008	2007
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,957.2	$7,072.0
Policyholder dividend obligation	6.5	129.4
Other liabilities	40.4	48.1
Total Closed Block liabilities	7,004.1	7,249.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $3,986.7 and $4,106.4)	3,650.6	4,082.5
Mortgage loans on real estate	885.5	810.3
Policy loans	940.2	951.3
Cash and other invested assets	84.7	152.6
Other assets	355.4	261.5
Total assets designated to the Closed Block	5,916.4	6,258.2

Excess of Closed Block liabilities over assets designated to
the Closed Block	1,087.7	991.3
Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains net of deferred tax benefit of $81.5 and $0 and net of policyholder
dividend obligation of $103.3 and $23.9	(151.4)	-
Maximum Future Earnings To Be Recognized From
Closed Block Assets and Liabilities	$936.3	$991.3

MONY Life Closed Block revenues and expenses follow:

REVENUES:
	2008	2007	2006
	(In Millions)

Premiums and other income	$333.3	$340.4	$363.0
Investment income (net of investment
expenses of $0, $6.5, and $6.3)	339.5	344.9	342.0
Investment losses, net	(42.3)	(1.3)	(2.0)
Total revenues	630.5	684.0	703.0

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	542.2	587.1	604.5
Other operating costs and expenses	3.6	3.8	4.0
Total benefits and other deductions	545.8	590.9	608.5

Net revenues before income taxes	84.7	93.1	94.5
Income tax expense	(29.7)	(32.5)	(33.0)
Net Revenues	$55.0	$60.6	$61.5

Reconciliation of the MONY Life policyholder dividend obligation follows:

	2008	2007
	(In Millions)

Balance, beginning of year	$129.4	$109.6
Applicable to net (losses) revenues	(43.5)	3.4
Increase (decrease) in unrealized investment losses	(79.4)	16.4
Balance, End of Year	$6.5	$129.4

There were no impaired mortgage loans at December 31, 2008 and 2007.  Impaired mortgage loans along with the related investment valuation allowances at December 31, 2006 follow:

December 31,
2006
(In Millions)

Impaired mortgage loans with investment valuation allowances	$-
Impaired mortgage loans without investment valuation allowances	.2
Recorded investment in impaired mortgage loans	.2
Investment valuation allowances	-
Net Impaired Mortgage Loans	$.2

During 2008, 2007 and 2006, MONY Life’s Closed Block’s average recorded investment in impaired mortgage loans were zero, $0.1 million and $0.6 million, respectively.  No interest income was recognized on impaired mortgage loans in 2008, 2007 and 2006.

There were no valuation allowances on mortgage loans on real estate at December 31, 2008 and 2007.  Writedowns of fixed maturities amounted to $46.3 million, $5.1 million and $4.7 million for 2008, 2007 and 2006, respectively.

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits follow:

	December 31,
	2008	2007
	(In Millions)

Balance, beginning of year	$754.2	$650.7
Contractholder bonus interest credits deferred	137.6	174.7
Amortization charged to income	(83.9)	(71.2)
Balance, End of Year	$807.9	$754.2

7)	FAIR VALUE DISCLOSURES

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets
Investments:
Fixed maturities available for sale	$200.6	$30,167.5	$3,047.8	$33,415.9
Other equity investments	67.2	-	2.7	69.9
Trading securities	322.6	-	.1	322.7
Other invested assets	35.4	1,135.3	547.0	1,717.7
Loans to affiliates	-	1,133.5	-	1,133.5
Cash equivalents	6,787.7	-	-	6,787.7
Segregated securities	2,572.6	-	-	2,572.6
GMIB reinsurance contracts	-	-	1,985.3	1,985.3
Separate Accounts’ assets	68,008.6	1,271.1	334.7	69,614.4
Total Assets	$77,994.7	$33,707.4	$5,917.6	$117,619.7

Liabilities
GWBL features’ liability	$-	$-	$272.6	$272.6
Total Liabilities	$-	$-	$272.6	$272.6

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed Maturities Available For Sale	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability

Balance, Dec. 31, 2007	$3,103.7	$3.9	$158.0	$124.6	$41.2	$-
Impact of adopting
SFAS No. 157, included
in earnings	-	-	-	209.2	-	-
Balance, Jan. 1, 2008	3,103.7	3.9	158.0	333.8	41.2	-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	2.1	-	359.3	-	-	-
Investment (losses)
gains, net	(174.0)	(1.4)	-	-	(17.4)	-
Commissions, fees and
other income	-	-	-	1,599.4	-	-
Policyholders’ benefits	-	-	-	-	-	265.2
Subtotal	(171.9)	(1.4)	359.3	1,599.4	(17.4)	265.2
Other comprehensive
income	(493.1)	.6	-	-	-	-
Purchases/issuances and
sales/settlements, net	(125.3)	(.3)	26.8	52.1	248.6	7.4
Transfers into/out of
Level 3(2)	734.4	-	2.9	-	62.3	-
Balance, Dec. 31, 2008	$3,047.8	$2.8	$547.0	$1,985.3	$334.7	$272.6

(1) Includes Trading securities’ Level 3 amount.
(2) Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2008 by category for Level 3 assets and liabilities still held at December 31, 2008:

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Commissions Fees and Other Income	Other Compre- hensive Income	Policy- holder Benefits
	(In Millions)
Still Held at Dec. 31, 2008:
Change in unrealized gains or losses
Fixed maturities
available for sale	$-	$-	$-	$(503.7)	$-
Other equity investments	-	-	-	.6	-
Other invested assets	386.1	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	1,599.4	-	-
Separate Accounts’ assets	-	(16.6)	-	-	-
GWBL features’ liability	-	-	-	-	265.2
Total	$386.1	$(16.6)	$1,599.4	$(503.1)	$265.2

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At December 31, 2008, no assets were measured at fair value on a non-recurring basis.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3, 6, 11 and 17 of Notes to Consolidated Financial Statements are presented below:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,174.0	$5,039.5	$5,210.4	$5,237.0
Other limited partnership interests	1,553.0	1,553.0	1,768.5	1,768.5
Policyholders liabilities:
Investment contracts	3,760.3	3,867.9	4,354.3	4,446.7
Long-term debt	1,341.0	1,232.0	1,349.3	1,445.8

Closed Blocks:
Mortgage loans on real estate	$1,992.5	$1,908.5	$1,909.7	$1,907.7
Other equity investments	2.7	2.7	3.6	3.6
SCNILC liability	8.6	8.6	9.2	9.2

Wind-up Annuities:
Mortgage loans on real estate	$1.2	$1.3	$2.2	$2.3
Other equity investments	1.3	1.3	1.6	1.6
Guaranteed interest contracts	5.5	6.2	5.5	5.8

8)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB, and/or GWBL features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include a five year or annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2006	$115.8	$173.8	$289.6
Paid guarantee benefits	(34.1)	(3.3)	(37.4)
Other changes in reserve	82.7	58.1	140.8
Balance at December 31, 2006	164.4	228.6	393.0
Paid guarantee benefits	(32.2)	(2.7)	(34.9)
Other changes in reserve	122.2	84.4	206.6
Balance at December 31, 2007	254.4	310.3	564.7
Paid guarantee benefits	(75.5)	(8.2)	(83.7)
Other changes in reserve	808.4	1,680.7	2,489.1
Balance at December 31, 2008	$987.3	$1,982.8	$2,970.1

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January1, 2006	$22.9
Paid guarantee benefits ceded	(9.2)
Other changes in reserve	10.4
Balance at December 31, 2006	24.1
Paid guarantee benefits	(7.8)
Other changes in reserve	12.4
Balance at December 31, 2007	28.7
Paid guarantee benefits	(7.8)
Other changes in reserve	73.8
Balance at December 31, 2008	$94.7

The December 31, 2008 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,126	$586	$301	$952	$12,965
Separate Accounts	$19,924	$6,406	$4,304	$24,726	$55,360
Net amount at risk, gross	$6,108	$3,255	$3,622	$13,326	$26,311
Net amount at risk, net of
amounts reinsured	$6,108	$2,946	$2,543	$13,282	$24,879
Average attained age of
contractholders	49.7	62.2	65.9	61.9	53.4
Percentage of contractholders
over age 70	7.7%	22.9%	39.5%	22.0%	12.7%
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$74	$1,258	$1,332
Separate Accounts	N/A	N/A	$2,672	$32,938	$35,610
Net amount at risk, gross	N/A	N/A	$1,377	$1,527	$2,904
Net amount at risk, net of
amounts reinsured	N/A	N/A	$396	$1,269	$1,665
Weighted average years
remaining until
annuitization	N/A	N/A	1.7	7.8	7.1
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL related liability, which reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature valued as an embedded derivative over a range of market consistent economic scenarios, was $272.6 million at December 31, 2008.

B)  Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$31,402	$50,567
Fixed income	3,964	4,693
Balanced	17,495	20,590
Other	2,499	2,243
Total	$55,360	$78,093

GMIB:
Equity	$19,207	$27,966
Fixed income	2,238	2,711
Balanced	12,887	14,816
Other	1,278	1,025
Total	$35,610	$46,518

C)  Hedging Programs for GMDB, GWBL and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts, interest rate swap and floor contracts and other derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At December 31, 2008, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $43,784.0 million and $19,077.0 million, respectively, with the GMDB feature and $29,673.0 million and $1,279.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the derivatives contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2006	$35.0	$-	$35.0
Other changes in reserves	31.8	-	31.8
Balance at December 31, 2006	66.8	-	66.8
Other changes in reserves	68.1	-	68.1
Balance at December 31, 2007	134.9	-	134.9
Other changes in reserves	68.0	-	68.0
Balance at December 31, 2008	$202.9	$-	$202.9

9)	REINSURANCE AGREEMENTS

The Insurance Group assumes and cedes reinsurance with other insurance companies.  The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  Ceded reinsurance does not relieve the originating insurer of liability.

The Insurance Group reinsures most of its new variable life, universal life and term life policies on an excess of retention basis.  The Insurance Group maintains a maximum retention on each single-life policy of $25 million and on each second-to-die policy of $30 million, with the excess 100% reinsured.  Through April 2007, for certain segments of its business, the Insurance Group had ceded a proportional share of its mortality risk as follows: 40% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis.  In addition, for business underwritten by USFL, amounts in excess of its retention were ceded on a yearly renewable term basis; in 2006, the maximum retention amounts were $2.5 million for single-life policies and $3.0 million for second-to-die policies.  The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.  Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

At December 31, 2008, AXA Financial Group had reinsured to non-affiliates in the aggregate approximately 5.4% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 42.7% of its current liability exposure resulting from the GMIB feature.  See Note 8 herein.

Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2008 and 2007 were $1,985.3 million and $124.7 million, respectively.  The increases (decreases) in estimated fair value were $1,860.7 million, $6.9 million and $(14.9) million for 2008, 2007 and 2006, respectively.

At December 31, 2008 and 2007, respectively, reinsurance recoverables related to insurance contracts amounted to $4,286.7 million and $3,435.7 million, of which $3,341.0 million and $2,589.3 million related to two specific reinsurers.  Reinsurance payables related to insurance contracts totaling $26.8 million and $35.5 million are included in other liabilities in the consolidated balance sheets at December 31, 2008 and 2007, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer.  Insurance liabilities ceded totaled $236.8 million and $239.6 million at December 31, 2008 and 2007, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers.  Reinsurance assumed reserves at December 31, 2008 and 2007 were $723.3 million and $644.2 million, respectively.

The following table summarizes the effect of reinsurance (excluding group life and health):

	2008	2007	2006
	(In Millions)

Direct premiums	$1,590.4	$1,631.1	$1,665.2
Reinsurance assumed	191.9	198.7	197.2
Reinsurance ceded	(260.2)	(268.2)	(280.8)
Premiums	$1,522.1	$1,561.6	$1,581.6

Universal Life and Investment-type Product
Policy Fee Income Ceded	$213.1	$200.9	$145.4
Policyholders’ Benefits Ceded	$1,331.1	$544.0	$521.9
Interest Credited to Policyholders’ Account
Balances Ceded	$58.0	$56.1	$53.8

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $95.0 million and $94.9 million at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, respectively, $2,063.2 million and $1,409.3 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group.  Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2008	2007	2006
	(In Millions)

Incurred benefits related to current year	$35.7	$33.0	$36.0
Incurred benefits related to prior years	4.3	13.4	9.9
Total Incurred Benefits	$40.0	$46.4	$45.9

Benefits paid related to current year	$10.9	$12.0	$14.2
Benefits paid related to prior years	29.0	33.0	30.1
Total Benefits Paid	$39.9	$45.0	$44.3

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2008	2007
	(In Millions)

Short-term debt:
Promissory note (with interest rate of 5.16%)	$-	$248.3
Current portion of long-term debt	-	250.0
AllianceBernstein commercial paper (with
interest rates of 1.8% and 4.3%)	284.8	533.9
Total short-term debt	284.8	1,032.2

Long-term debt:
AXA Financial:
Senior Notes, 7.75%, due through 2010	479.4	479.0
Senior Debentures, 7.0%, due 2028	348.3	348.2
Senior Notes, 8.35%, due 2010	311.6	320.4
Total AXA Financial	1,139.3	1,147.6

MONY Life:
Surplus Notes, 11.25%, due 2024	1.9	1.9
Total MONY Life	1.9	1.9

AXA Equitable:
Surplus Notes, 7.70%, due 2015	199.8	199.8
Total AXA Equitable	199.8	199.8

Total long-term debt	1,341.0	1,349.3

Total Short-term and Long-term Debt	$1,625.8	$2,381.5
Short-term Debt

AXA and certain of its subsidiaries, including AXA Financial, have a €3,500.0 million global revolving credit facility and a $1,000.0 million letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $850.0 million available to AXA Bermuda.

On September 23, 2008, AXA Equitable repaid its $350.0 million promissory note, $101.7 million of which was included in Wind-up Annuities discontinued operations.

On April 1, 2008, AXA Financial repaid its $250.0 million senior notes.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life purchased stock to meet their membership requirement ($13.5 million for AXA Equitable and $3.5 million for MONY Life).  Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s and MONY Life’s borrowing capacities with FHLBNY are $1,000.0 million and $250.0 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2008, there were no outstanding borrowings from FHLBNY.

As of December 31, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $775 million.  As of December 31, 2008 and 2007, no amounts were outstanding under these credit facilities.  Each loan shall bear interest at the rate of interest agreed to by the lender and borrower at the time such loan is made.

In January 2008, SCB LLC entered into a $950.0 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and other customer activities. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

AllianceBernstein has a $1,000.0 million five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011.  The revolving credit facility is intended to provide back-up liquidity for their $1,000.0 million commercial paper program although they borrow directly under the facility from time to time.  Under the revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate.  The revolving credit facility contains covenants which, among other things, require AllianceBernstein to meet certain financial ratios.  AllianceBernstein was in compliance with the covenants as of December 31, 2008.

Long-term Debt

At December 31, 2008, AXA Financial Group was not in breach of any long-term debt covenants.

11)	RELATED PARTY TRANSACTIONS

In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA.  This investment both matured and was repaid on June 15, 2007 and had an interest rate of 5.89%.

In July 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively.  The $1,280.0 million in proceeds from these borrowings were used to fund the MONY Acquisition.  The Subordinated Notes have a maturity date of July 15, 2019 and a floating interest rate, which resets semiannually on July 15 and January 15.  Concurrently, AXA Financial entered into an interest rate swap with AXA, converting the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years.  Beginning in December 2007, approximately one-third of the borrowings are being allowed to revert to their floating interest rate each year.  At December 31, 2008, the floating rate in effect was 4.32%.  Including the impact of the swap, the 2008, 2007 and 2006 interest cost related to the Subordinated Notes totaled approximately $64.3 million, $68.6 million and $65.3 million, respectively.

On February 23, 2007, AXA Financial Group acquired 8.16 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million, increasing its total economic interest in AllianceBernstein to 63.3%.  To fund this purchase, AXA Financial issued a $700.0 million short-term note to AXA on February 21, 2007, which was repaid in 2007.  The note had an interest rate of LIBOR plus 15 basis points that reset every two months (5.23% when repaid).

Since June 20, 2007, AXA Financial has held a 90-day note issued by AXA America Holdings, Inc., a wholly-owned subsidiary of AXA, with an interest rate of LIBOR plus 20 basis points, renewable at maturity with the same terms.  When renewed on December 22, 2008, borrowings totaled $6.5 million with an interest rate of 1.73%.

In September 2007, AXA issued $700.0 million in 5.40% senior unsecured notes to AXA Financial Group.  These notes pay interest semi-annually and mature on September 30, 2012.

In November 2007, AXA Financial issued a $150.0 million short-term note that matured on November 1, 2008 to AXA.  The note has an interest rate of LIBOR plus 10 basis points that resets after six months.  The note has been repaid in its entirety.

In January 2008, AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement is continuous and remains in effect until the later of payment in full of any such obligation has been made or the maturity date.

On March 31, 2008, AXA Financial issued a $250.0 million short-term note to AXA.  The note, whose original maturity date of June 16, 2008 was extended to December 16, 2008 and extended again until December 16, 2009. This note bears interest at the rate of three-month LIBOR plus 25 basis points.  The proceeds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.

On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5.0 million at an interest rate of 6.25%.  Under the terms of the Master Note, which matures on May 16, 2023, outstanding balances may be prepaid in part or in whole at the option of AXA Tech America.  At December 31, 2008, AXA Financial had a total of $3.5 million outstanding under the Master Note.

On November 24, 2008, AXA Financial issued a $500.0 million note to AXA that matures on December 1, 2018.  AXA Financial used the proceeds to purchase a $500 million surplus note of AXA Equitable Life Insurance Company.  The surplus note matures on December 1, 2018.  The interest rate on the note is 7.1% per annum.

On December 15, 2008, AXA Financial issued two notes to AXA for a combined amount of $2,500 million.  The proceeds from this borrowing were used to make a $2,000 million capital contribution to AXA Bermuda and to purchase a $500.0 million surplus note from AXA Equitable.  The AXA Financial notes have maturity dates of December 15, 2015 and 2018, with interest rates of LIBOR plus 3.20% and 3.40%, respectively, that reset after three months (current rates are 5.20% and 5.40%).  The interest rate on the surplus note is 7.1% per annum.

In fourth quarter 2008, AXA Equitable reinsured the GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 with AXA Bermuda, an affiliate that is an indirect wholly owned subsidiary of AXA Financial.  AXA Equitable transferred cash and derivative instruments with a fair value of $6,892.5 million equal to the market value of the insurance liabilities assumed by AXA Bermuda and income derived for the hedges related to these riders for the period from October through December 2008, to that entity.  AXA Bermuda will manage the dynamic hedging program to mitigate risks related to the reinsured riders.

On December 15, 2008, AXA Bermuda purchased a $500.0 million note from AXA.  This loan has an interest rate of LIBOR plus 3.20%, resets quarterly and matures on December 15, 2015.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in 2008, MLOA on a one-year term basis.  Premiums earned in 2008, 2007 and 2006 under this arrangement totaled approximately $2.7 million, $1.8 million and $1.1 million, respectively.

AXA Financial, AXA Equitable, MONY Life and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements.  AXA Financial Group incurred expenses under such agreements of approximately $157.8 million, $144.8 million and $128.7 million in 2008, 2007 and 2006, respectively.  Expense reimbursements by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $63.0 million, $58.4 million and $53.8 million in 2008, 2007 and 2006, respectively.  The net receivable related to these contracts was approximately $3.4 million and $25.3 million at December 31, 2008 and 2007, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein.  These revenues are described below:

	2008	2007	2006
	(In Millions)

Investment advisory and services fees	$870.5	$1,027.6	$841.0
Distribution revenues	378.4	473.4	421.0
Other revenues - shareholder servicing fees	99.0	103.6	97.2
Other revenues - other	6.9	6.5	6.9
Institutional research services	1.2	1.6	1.9

12)	EMPLOYEE BENEFIT PLANS

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

AXA Financial Group made cash contributions to its qualified pension plans of $35.8 million in 2008.  Generally, AXA Financial Group’s funding policy (other than AllianceBernstein) is to make an annual aggregate contribution to its qualified pension plans of approximately $30.0 million unless the minimum contribution required by the Employee Retirement Income Security Act of 1974 (“ERISA”) is greater; no significant cash contributions are expected to be required to satisfy the minimum funding requirements for 2009.  AllianceBernstein’s policy is to satisfy its funding obligation each year in an amount not less than the minimum required by ERISA and not greater than the maximum it can deduct for federal income tax purposes.  AllianceBernstein currently estimates it will make a contribution to its qualified retirement plan of $22 million in 2009.

On June 27, 2008, AXA Financial announced certain benefit plans changes.  Subject to specific grandfathering provisions, active participants in certain MONY Life retirement plans will accrue future benefits under formulas the same as or similar to those provided under AXA Equitable plans.  Some of these changes were effective as of October 1, 2008 while others took effect as of January 1, 2009.  In addition, effective January 1, 2009, certain sales force participants under AXA Equitable’s non-qualified pension plan will receive their plan benefits on an annual basis rather than after separation from service.  Also, retiree life coverage for former MONY Life employees and sales force will be adjusted to the standard amount offered under the AXA Equitable Group Life Insurance Plan as of January 1, 2009, subject to certain grandfathering provisions.  In second quarter 2008, AXA Financial recognized an aggregate reduction in its pension and other postretirement benefits obligations of approximately $35.3 million resulting from remeasurement of the respective benefit obligations coincident with announcement of these modifications in benefits entitlements.  This reduction was reflected as an increase in other comprehensive income and will reduce net periodic benefit cost in future periods based on applicable recognition or amortization requirements.

Effective December 31, 2008, AllianceBernstein amended its qualified pension plan to eliminate all future accruals for future services and compensation increases.  This amendment was considered a plan curtailment and resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $13.1 million, which was offset against existing deferred losses in accumulated other comprehensive income (loss).  In addition, as a result of all future service being eliminated, AllianceBernstein accelerated recognition of the existing prior service credit of $3.5 million in fourth quarter 2008.

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans were as follows:

	2008	2007	2006
	(In Millions)

Service cost	$59.4	$58.0	$57.0
Interest cost on PBO	191.8	185.8	174.4
Expected return on assets	(227.7)	(225.4)	(217.3)
Curtailment gain recognized	(4.3)	-	-
Net amortization and deferrals	51.1	75.1	100.3
Net Periodic Pension Expense	$70.3	$93.5	$114.4

The plans’ PBO under AXA Financial Group’s qualified and non-qualified plans were comprised of:

	December 31,
	2008	2007
	(In Millions)

Benefit obligations, beginning of year	$3,183.6	$3,274.6
Service cost	51.4	50.0
Interest cost	191.8	185.8
Actuarial gains	(67.0)	(81.4)
Plan curtailment	(25.8)	-
Benefits paid	(240.3)	(241.2)
Plan amendments	(21.8)	(4.2)
Benefit Obligations, End of Year	$3,071.9	$3,183.6

At December 31, 2006, AXA Financial Group adopted SFAS No. 158, requiring recognition, in the consolidated balance sheet, of the funded status of its defined benefit pension plans, measured as the difference between plan assets at fair value and the PBO.  The following table discloses the change in plan assets and the funded status of AXA Financial Group’s qualified and non-qualified pension plans:

	December 31,
	2008	2007
	(In Millions)

Plan assets at fair value, beginning of year	$2,817.8	$2,811.5
Actual return on plan assets	(972.9)	216.6
Contributions	35.8	4.9
Benefits paid and fees	(213.4)	(215.2)
Plan assets at fair value, end of year	1,667.3	2,817.8
PBO	3,071.9	3,183.6
Underfunding - Excess of PBO Over Plan Assets	$(1,404.6)	$(365.8)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $1,404.6 million at December 31, 2008 and prepaid and accrued pension costs of $218.8 million and $584.6 million, respectively, at December 31, 2007.  The aggregate PBOs and fair value of plan assets for pension plans with PBOs in excess of plan assets were $3,071.9 million and $1,667.3 million, respectively at December 31, 2008 and $642.4 million and $57.8 million, respectively, at December 31, 2007.  The aggregate accumulated benefit obligation  and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,969.6 million and $1,667.3 million, respectively, at December 31, 2008 and $580.4 million and $57.8 million, respectively, at December 31, 2007.  The accumulated benefit obligations for all defined benefit pension plans were $2,969.6 million and $2,760.0 million at December 31, 2008 and 2007, respectively.

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2008 and 2007 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2008	2007
	(In Millions)

Unrecognized net actuarial loss	$1,769.2	$710.4
Unrecognized prior service credit	(20.3)	(5.7)
Unrecognized net transition asset	(.6)	(.8)
Total	$1,748.3	$703.9

The estimated net actuarial loss, prior service credit, and net transition asset expected to be reclassified from accumulated other comprehensive income and recognized as components of net periodic pension cost over the next year are $116.8 million, $(4.0) million and $(0.1) million, respectively.  The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets for the qualified plans of AXA Financial Group at December 31, 2008 and 2007.

	December 31,
	2008		2007
	Fair Value	%	Fair Value	%
	(Dollars In Millions)

Corporate and government debt securities	$451.4	27.1	$456.7	16.2
Equity securities	943.4	56.6	2,075.3	73.6
Equity real estate	244.6	14.7	277.7	9.9
Short-term investments	27.9	1.6	8.1	.3
Total Plan Assets	$1,667.3	100.0	$2,817.8	100.0

Qualified pension plan assets declined approximately $1,150.5 million from December 31, 2007 to December 31, 2008, primarily due to the steep decline and volatility in equity markets, particularly during the latter part of 2008.  During fourth quarter 2008, a short term hedge program was executed by the AXA Equitable and MONY Life qualified pension plans to minimize further downside equity risk.

The primary investment objective of the qualified plans of AXA Financial Group is to maximize return on assets, giving consideration to prudent risk.  The asset allocation reflected in the table above at December 31, 2008 and 2007 was designed with a long-term investment horizon, based on target investment of 65% equities, 25% fixed income and 10% real estate.  Emphasis was given to equity investments, given their higher expected rate of return.  Fixed income investments are included to provide less volatile return.  Real estate investments offer diversity to the total portfolio and long-term inflation protection.

In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 10%-15% real estate and other investments.  In anticipation of continued turbulence in the equity markets, management concluded it would be prudent to continue a hedging program for a period of one year, at which time the need for its continuance would be re-evaluated.

The assumed discount rates for measurement of the benefit obligations at December 31, 2008 and 2007 each reflect the rates at which pension benefits then could be effectively settled.  Specifically, at December 31, 2008, projected nominal cash outflows to fund expected annual benefits payments under AXA Financial’s and MONY’s qualified and non-qualified pension and postretirement benefit plans were discounted using a published high-quality bond yield curve.  The discount rate of 6.50% disclosed below as having been used to measure the benefits obligation at December 31, 2008 represents the level equivalent discount rate that produces the same present value measure of the benefits obligation as the aforementioned discounted cash flow analysis.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2008 and 2007.

	AXA Financial Group
	2008	2007
Discount rate:
Benefit obligation	6.50%	6.25%
Periodic cost	6.25% (1)	5.75%

Rate of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rate of return on plan assets (periodic cost)	8.50%	8.50%

(1)  For plans remeasured in second quarter 2008, periodic cost was recalculated using a discount rate of 6.75% for the remainder of the year.

In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category of the plan portfolio.  As noted above, in January 2009, the target asset allocation of the qualified pension plans was changed from the preceding years.  Consequently, the long term rate of return assumption to be used for purpose of computing the expected return on plan assets component of 2009 pension expense, will be approximately 6.75% to reflect lower expected returns on the reallocated plan asset portfolio.

Prior to 1987, the qualified plan of AXA Equitable funded participants’ benefits through the purchase of non-participating annuity contracts from AXA Equitable.  Benefit payments under these contracts were approximately $17.3 million, $18.9 million and $20.3 million for 2008, 2007 and 2006, respectively.

In addition to the pension plans described above, the AXA Financial Group maintains a number of qualified defined contribution plans, including the 401(k) Plan.  Certain financial professionals of AXA Advisors who were formerly financial professionals of MONY Life participate in a qualified money purchase pension plan and non-qualified excess defined contribution plans.  The aggregate cost recognized for these plans in the consolidated financial statements of AXA Financial Group for the years 2008, 2007 and 2006 amounted to $23.0 million, $24.0 million and $23.9 million, respectively.

AXA Financial Group provides certain medical and life insurance benefits (collectively, “postretirement benefits”) for qualifying employees, managers and agents retiring from AXA Financial Group based on years of service and age.  The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others.  AXA Financial Group continues to fund the postretirement benefits costs for these plans on a pay-as-you-go basis.  For 2008, 2007 and 2006, postretirement benefits payments were made in the amounts of $52.8 million, $51.0 million and $53.1 million, respectively, net of employee contributions.

Components of AXA Financial Group’s net postretirement benefits costs follow:

	2008	2007	2006
	(In Millions)

Service costs	$2.4	$2.7	$6.4
Interest cost on accumulated postretirement
benefits obligation	36.0	35.3	35.5
Net amortization and deferrals	4.2	6.5	9.3
Curtailment gain	-	-	(45.4)
Other	-	-	(5.4)
Net Periodic Postretirement Benefits Costs	$42.6	$44.5	$.4

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

The following table sets forth the changes in the accumulated benefits obligation of AXA Financial Group’s postretirement plans that is recognized in the accompanying consolidated financial statements:

	December 31,
	2008	2007
	(In Millions)

Accumulated postretirement benefits obligation,
beginning of year	$596.2	$650.5
Service cost	2.4	2.7
Interest cost	36.0	35.3
Contributions and benefits paid	(54.6)	(46.5)
Medicare Part D Subsidy	1.8	(4.6)
Actuarial gains	(12.0)	(41.2)
Plan amendments	(.8)	-
Accumulated Postretirement Benefits Obligation, End of Year	$569.0	$596.2

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2008 and 2007 that have not yet been recognized as components of net periodic postretirement benefits cost.

	December 31,
	2008	2007
	(In Millions)

Unrecognized net actuarial loss	$85.2	$102.5
Unrecognized prior service credit	(11.2)	(11.4)
Unrecognized net transition obligation	.1	-
Total	$74.1	$91.1

The estimated net actuarial loss and negative prior service credit estimated to be reclassified from accumulated other comprehensive loss and recognized as components of net periodic postretirement benefit cost over the next year are $3.5 million and $(1.1) million, respectively.

The assumed discount rates for measuring the postretirement benefit obligations at December 31, 2008 and 2007 were determined in substantially the same manner as earlier described for measuring the pension benefit obligations.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s postretirement benefit obligations and related net periodic cost at and for the years ended December 31, 2008 and 2007.

	2008	2007

Discount rate:
Benefit obligation	6.50%	6.25%
Periodic cost	6.25%(1)	5.75%

(1)	For plans remeasured in second quarter 2008, periodic cost was recalculated using a discount rate of 6.75% for the remainder of the year.

AXA Financial and MONY reached their respective contribution limits toward retiree healthcare in 2003 and 2002.  Beginning in 2005 and 2006, the postretirement healthcare plans of AXA Financial and MONY reflected an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.  Since the subsidy is used to offset the plans’ obligations, an increase in the healthcare cost trend rate results in a decrease in the liability and the corresponding expense.  For AXA Financial, if the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2008 would be decreased by 1.3% and the sum of the service cost and interest cost would be a decrease of 1.3%.  For MONY, if the healthcare cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2008 would be decreased by 0.6% and a decrease of 0.6% on the sum of the service cost and interest cost.

AXA Financial Group sponsors a post-employment health and life insurance continuation plan for disabled former employees.  The accrued liabilities for these post-employment benefits were $24.5 million and $30.3 million, respectively, at December 31, 2008 and 2007.  Components of net post-employment benefits cost follow:

	2008	2007	2006
	(In Millions)

Service cost	$4.8	$4.5	$6.0
Interest cost on PBO	1.6	1.6	1.3
Plan recalculation adjustment (1)	-	-	(12.1)
Net actuarial gain	(2.6)	(9.2)	-
Net Periodic Post-employment Benefits Cost	$3.8	$(3.1)	$(4.8)

(1)	Included an adjustment in 2006 of the post-employment liability related to prior periods.

The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2009, and in the aggregate for the five years thereafter.  These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2008 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
	Pension Benefits	Life Insurance	Gross Estimated Payment	Estimated Medicare Part D Subsidy	Net Estimated Payment
	(In Millions)

2009	$256.3	$24.5	$32.4	$5.5	$26.9
2010	261.1	24.6	31.7	5.8	25.9
2011	262.2	24.7	30.6	6.2	24.4
2012	266.9	24.8	29.3	6.5	22.8
2013	266.0	25.0	28.1	6.9	21.2
Years 2014-2018	1,325.9	125.0	121.6	39.0	82.6

AllianceBernstein maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives.  The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made.  For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense.  ACMC, Inc. (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements.  In connection with the acquisition of Bernstein, AllianceBernstein adopted the SCB Deferred Compensation Award Plan (“SCB Plan”) and agreed to invest $96.0 million per annum for three years to fund purchases of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) units or an AllianceBernstein sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them.  AXA Financial Group has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $133.1 million, $289.1 million and $243.8 million for 2008, 2007 and 2006, respectively.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS

For 2008, 2007 and 2006, respectively, AXA Financial Group recognized compensation costs of $55.6 million, $139.7 million and $139.8 million for share-based payment arrangements.  Effective January 1, 2006, AXA Financial Group adopted SFAS No. 123(R), “Share-Based Payment,” that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

AXA Financial Group recognized compensation costs of $37.0 million, $46.1 million and $41.8 million for employee stock options for 2008, 2007 and 2006, respectively.

On April 1, 2008, approximately 3.0 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 21.51 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  In addition, approximately 0.5 million of the total options awarded on April 1, 2008 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between April 1, 2008 and April 1, 2012.  All of the options granted on April 1, 2008 have a ten-year contractual term.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures of approximately $14.8 million, is being charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In 2008, AXA Financial Group recognized compensation expense of approximately $8.0 million in respect of the April 1, 2008 grant of options.

The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).  A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2008 follows:

	Options Outstanding
	AXA Ordinary Shares		AXA ADRs		AllianceBernstein Holding Units
	Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price

Options outstanding at January 1, 2008	10.3	€27.77	19.0	$22.64	7.3	$64.20
Options granted	3.1	€21.40	-	$36.11	- (2)	$64.24
Options exercised	-	€20.44	(4.6)	$24.87	(.3)	$41.98
Options forfeited, net	(.2)	€27.26	(2.1)	$31.20	(.1)	$67.67
Options expired	-		-		(.2)	26.31
Options Outstanding at December 31, 2008	13.2	€26.34	12.3	$20.40	6.7	$66.11
Aggregate Intrinsic Value(1)		€-		$47.1		$-
Weighted Average
Remaining
Contractual Term
(in years)	7.73		3.93		6.3
Options Exercisable at
December 31, 2008	3.1	€23.07	12.1	$20.30	3.3	$46.69
Aggregate Intrinsic Value(1)		€-		$47.1		$-
Weighted Average
Remaining
Contractual Term
(in years)	6.58		3.89		3.2

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2008 of the respective underlying shares over the strike prices of the option awards.

(2)	AllianceBernstein grants totaled 13,825 units in 2008.

Cash proceeds received from employee exercises of options to purchase AXA ADRs in 2008 was $113.4 million.  The intrinsic value related to employee exercises of options to purchase AXA ADRs during 2008, 2007 and 2006 were $43.5 million, $141.4 million and $132.1 million, respectively, resulting in amounts currently deductible for tax purposes of $14.6 million, $48.0 million and $44.9 million, respectively, for the periods then ended.  In 2008, 2007 and 2006, windfall tax benefits of approximately $10.0 million, $34.3 million and $34.8 million, respectively, resulted from employee exercises of stock option awards.

At December 31, 2008, AXA Financial held 2.3 million AXA ADRs in treasury at a weighted average cost of approximately $24.91 per ADR, of which approximately 2.1 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately 0.2 million units was available for general corporate purposes, including funding other stock-based compensation programs.  These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options.  Remaining outstanding and unexercised at December 31, 2008 are call options to purchase 8.6 million AXA ADRs at strike prices ranging from $31.39 to $32.37, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised.  These call options expire on November 23, 2009.  During 2008, AXA Financial utilized approximately 2.5 million AXA ADRs from treasury to fund exercises of employee stock options.  Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of employee stock option awards, AXA Financial Group applies the Black-Scholes-Merton formula.  A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the April 1, 2008 and May 10, 2007 awards of options to purchase AXA ordinary shares.  Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2008, 2007 and 2006, respectively.  For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, AXA Financial Group elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual one-third of the options vesting on the second, third and fourth anniversaries of the grant date.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2008	2007	2006	2008	2007	2006

Dividend yield	7.12%	4.10%	3.4%	5.4%	5.6-5.7%	6%

Expected volatility	34.7%	27.5%	28%	29.3%	27.7-30.8%	31%

Risk-free interest rate	4.19%	4.40%	3.77%	3.2%	3.5-4.9%	4.9%

Expected life in years	6.0	5.5	5.0	6.0	6.0-9.5	6.5

Weighted average fair value per
option at grant date	$5.70	$9.61	$7.45	$10.85	$15.96	$12.35

As of December 31, 2008, approximately $62.6 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by AXA Financial Group over a weighted average period of 5.57 years.

Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries.  Generally, all outstanding restricted AXA ADR awards have a 5-year cliff-vesting term.  Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually.  Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent directors of its General Partner.  In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.  On December 19, 2008, in accordance with the terms of his employment agreement, AllianceBernstein awarded Mr. Kraus, Chairman and CEO of AllianceBernstein, approximately 2.7 million restricted AllianceBernstein Holding Units with a grant date fair value of $19.20 per Unit.  These Units vest ratably over a 5-year period.  For 2008, 2007 and 2006, respectively, AXA Financial Group recognized compensation costs of $8.0 million, $8.9 million and $7.4 million for awards outstanding under these plans.  The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

At December 31, 2008, approximately 3.3 million restricted awards remain unvested, including restricted awards of AllianceBernstein Holding units.  At December 31, 2008, approximately $56.3 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 4.4 years.  Restricted AXA ADRs vested in 2008, 2007 and 2006 had aggregate vesting date fair values of approximately $3.3 million, $7.0 million and $13.5 million, respectively.  In 2007, 100,187 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $4.5 million.  The following table summarizes unvested restricted AXA ADR activity for 2008.

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested as of January 1, 2008	408,511	$9.67
Granted	149,413	$37.68
Vested	96,822	$24.30
Forfeited	-
Unvested as of December 31, 2008	461,102	$31.92

Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value.  AXA Financial recorded compensation expense for these fully-vested awards of $(7.1) million, zero and $8.6 million for 2008, 2007 and 2006, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs.  The value of these tandem SARs/NSOs at December 31, 2008 and 2007 was $1.2 million and $17.7 million, respectively.  At December 31, 2008, 0.4 million tandem SARs/NSOs were outstanding, having weighted average remaining contractual term of 0.6 years, and for which the SARs component had maximum value of $6.2 million.  On February 17, 2009, approximately 0.2 million of these tandem SARs/NSOs expired out-of-the-money.  During 2008, 2007 and 2006, respectively, approximately 0.7 million, 0.4 million and 2.8 million of these awards were exercised at an aggregate cash-settlement value of $9.2 million, $7.2 million and $41.2 million.

On April 1, 2008, 66,372 Stock Appreciation Rights (“SARs”) with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries.  These SARs entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 21.51 Euros as of the date of exercise.  At December 31, 2008, 0.3 million SARs were outstanding, having weighted average remaining contractual term of 7.56 years.  The accrued value of SARs at December 31, 2008 and 2007 was $0.4 million and $3.5 million, respectively, and recorded as liabilities in the consolidated balance sheets.  For 2008, 2007 and 2006, AXA Financial Group recorded compensation expense for SARs of $(2.3) million, $1.0 million and $1.9 million, respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

On March 31, 2008, approximately 702,404 performance units earned under the AXA Performance Unit Plan 2006 were fully vested for total value of approximately $24.2 million, including incremental units earned from having exceeded targeted 2007 performance criteria by 0.68%.  Distributions to participants were made on April 10, 2008, resulting in cash settlements of approximately 78% of these performance units for aggregate value of approximately $18.6 million and equity settlements of the remainder with approximately 153,494 restricted AXA ADRs for aggregate value of approximately $5.6 million.  These AXA ADRs were sourced from settlement on March 31, 2008 of a forward purchase contract entered into on March 19, 2007, by which AXA Financial took delivery of 167,500 shares for payment of approximately $7.3 million.

In 2008, the AXA Management Board awarded 995,031 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2008 plan cliff-vest on the second anniversary of their date of award.  When fully vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  The price used to value the 2008 performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2010.  For 2008, AXA Financial Group recognized compensation expense of approximately $6.9 million in respect of the 2008 grants of performance units.

For 2008, 2007 and 2006, AXA Financial Group recognized compensation costs of $10.8 million, $21.6 million and $38.3 million, respectively, for performance units earned to date.  The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs with adjustment to reflect the impact of expected and actual pre-vesting forfeitures.  The cost of performance unit awards are attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved.  The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2008 and 2007 was $17.3 million and $31.1 million, respectively.  Approximately 720,872 outstanding performance units are at risk to achievement of 2008 performance criteria, including approximately 50% of the award granted on May 10, 2007.

On each of the dates September 26, 2007 and June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards made under the terms of the AXA Performance Unit Plans 2007 and 2008 and expected to vest on May 10, 2009 and April 1, 2010, respectively.  Terms of the swap agreements require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR, based on 429,000 and 773,000 notional shares, respectively.  The aggregate fair value of these swap agreements reported in Other liabilities in the consolidated balance sheet at December 31, 2008 was $0.3 million.  The forward purchase contracts require that AXA Financial take delivery of 78,000 AXA ADRs on May 10, 2009 for payment of $46.5478 per share, or approximately $3.6 million and of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7.4 million.  These forward purchase obligations have been recognized by AXA Financial Group in its consolidated balance sheet at December 31, 2008 as a direct reduction of capital in excess of par value and do not require adjustment in future periods for changes in value.

In 2008, eligible employees of AXA Financial’s subsidiaries participated in AXA’s global offering to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2008.  Similar to the AXA Shareplan programs previously offered in 2001 through 2007, the plan offered two investment alternatives that, with limited exceptions, restrict the sale or transfer of the purchased shares for a period of five years.  “Investment Option A” permitted participants to purchase AXA ADRs at a 20% formula discounted price.  “Investment Option B” permitted participants to purchase AXA ordinary shares at a 14.25% formula discounted price on a leveraged basis with a guaranteed return of initial investment plus 75% of any appreciation in the value of the total shares purchased.  AXA Financial Group recognized compensation expense of $2.2 million in 2008, $53.3 million in 2007 and $39.0 million in 2006 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period.  Participants in AXA Shareplans 2008, 2007 and 2006 primarily invested under Investment Option B for the purchase of approximately 6.5 million, 5.3 million and 5.0 million AXA ordinary shares, respectively.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability.  For AXA Financial participants, settlement of the right to receive each unrestricted AXA ordinary share will be made in the form of an AXA ADR.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $19.4 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, is expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2008 and 2007, respectively, AXA Financial Group recognized compensation expense of approximately $3.7 million and $5.4 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee will be considered for award in 2010 or 2011 under terms then-to-be-determined and approved by the AXA Management Board.

AXA Financial Group recognized compensation expense for payroll deductions authorized and applied in 2008 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 272,428, at an aggregate discount of $1.4 million, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally the last trading day of each month).  Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 588,244, 333,263 and 340,083 were purchased during 2008, 2007 and 2006, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of $1.9 million, $2.1 million, and $1.6 million in 2008, 2007 and 2006, respectively.  Beginning January 1, 2009, the discount and employer matching contribution under these stock purchase programs have been reduced to 10%.

In 1997, AllianceBernstein Holding established a long-term incentive compensation plan under which unit-based awards are made to key employees for terms established by AllianceBernstein Holding at the time of grant.  These awards include options, restricted AllianceBernstein Holding units and phantom restricted AllianceBernstein Holding units, performance awards, and other AllianceBernstein Holding unit based awards.  The aggregate number of AllianceBernstein Holding units subject to options granted or otherwise awarded under this plan, as amended in December 2006 to include awards made to select participants under the Special Option Program, may not exceed 41.0 million.  At December 31, 2008, approximately 14.2 million options to purchase AllianceBernstein Holding units and 4.1 million other unit awards, net of forfeitures, were subject to the aggregate allowable maximum under this plan.

14)	NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES), NET

The sources of net investment income follow:

	2008	2007	2006
	(In Millions)

Fixed maturities	$2,155.9	$2,217.3	$2,326.8
Mortgage loans on real estate	354.2	338.3	362.1
Equity real estate	95.2	103.5	98.1
Other equity investments	(119.8)	255.0	200.9
Policy loans	324.7	321.9	316.7
Short-term investments	80.3	97.1	91.9
Derivative investments	6,753.5	67.5	(290.7)
Broker-dealer related receivables	91.8	234.6	226.5
Trading securities	(343.6)	36.0	53.4
Other investment income	7.7	58.3	43.4

Gross investment income	9,399.9	3,729.5	3,429.1

Investment expenses	(122.5)	(148.7)	(134.7)
Interest expense	(36.5)	(194.4)	(187.8)

Net Investment Income	$9,240.9	$3,386.4	$3,106.6

For 2008, 2007 and 2006, respectively, net investment income included gains (losses) on derivatives of $6,753.5 million, $67.5 million and $(290.7) million respectively, of which $5,660.8 million, $21.5 million and $(242.5) million were realized gains (losses) on contracts closed during those periods and $1,092.7 million, $46.0 million and $(48.2) million were unrealized gains (losses) on derivative positions at each respective year end.

Investment (losses) gains, net including changes in the valuation allowances, follow:

	2008	2007	2006
	(In Millions)

Fixed maturities	$(500.2)	$(95.0)	$(20.3)
Mortgage loans on real estate	7.8	9.4	2.6
Equity real estate	(1.6)	12.9	8.9
Other equity investments	9.6	16.6	21.2
Other (1)	17.1	25.5	32.6
Investment Gains (Losses), Net	$(467.3)	$(30.6)	$45.0

(1)
In 2008, 2007 and 2006, respectively, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of these transactions, AXA Financial Group recorded non-cash realized gains of $10.3 million, $26.7 million and $33.0 million for 2008, 2007 and 2006, respectively.

Writedowns of fixed maturities amounted to $412.5 million, $116.2 million and $37.5 million for 2008, 2007 and 2006, respectively.  There were no writedowns of mortgage loans on real estate for 2008, 2007 and 2006.  There were no writedowns of equity real estate for 2008, 2007 and 2006.

For 2008, 2007 and 2006, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $481.5 million, $1,863.1 million and $1,573.5 million.  Gross gains of $4.9 million, $13.2 million and $44.3 million and gross losses of $102.6 million, $28.8 million and $32.2 million were realized on these sales in 2008, 2007 and 2006, respectively.  The change in unrealized investment losses related to fixed maturities classified as available for sale for 2008, 2007 and 2006 amounted to $3,259.0 million, $433.8 million and $482.5 million, respectively.

For 2008, 2007, and 2006, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances amounted to $50.3 million, $55.9 million and $61.4 million.

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

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

	2008	2007	2006
	(In Millions)

Balance, beginning of year	$38.8	$262.2	$423.4
Changes in unrealized investment losses on investments	(3,336.3)	(441.1)	(494.8)
Changes in unrealized investment losses attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	(29.4)	(2.5)	134.2
DAC and VOBA	727.2	92.8	91.6
Deferred income taxes	924.5	127.4	107.8
Balance, End of Year	$(1,675.2)	$38.8	$262.2

	2008	2007	2006
	(In Millions)

Balance, end of year comprises:
Unrealized investment (losses) gains on:
Fixed maturities	$(3,331.0)	$2.0	$439.3
Other equity investments	(2.0)	1.3	5.1
Total	(3,333.0)	3.3	444.4
Unrealized investment gains (losses)
attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	16.8	46.2	48.7
DAC and VOBA	920.0	(6.2)	(99.0)
Deferred income taxes	920.0	(4.5)	(131.9)
Total	$(1,675.2)	$38.8	$262.2

15)	INCOME TAXES

A summary of the income tax expense in the consolidated statements of earnings follows:

	2008	2007	2006
	(In Millions)

Income tax expense:
Current expense	$97.6	$621.4	$533.3
Deferred expense (benefit)	1,752.8	223.2	(17.4)
Total	$1,850.4	$844.6	$515.9

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects follow:

	2008	2007	2006
	(In Millions)

Expected income tax expense	$2,021.7	$926.9	$728.2
Minority interest	(89.6)	(132.6)	(163.1)
Separate Accounts investment activity	(68.0)	(53.5)	(48.6)
Non-taxable investment income	24.6	(25.4)	(23.5)
Adjustment of tax audit reserves	11.3	26.4	(82.4)
State income taxes	22.9	55.5	50.4
AllianceBernstein income and foreign taxes	(79.6)	40.2	48.7
Other	7.1	7.1	6.2
Income Tax Expense	$1,850.4	$844.6	$515.9

AXA Financial recognized a net tax benefit in 2006 of $163.5 million related to the settlement of an Internal Revenue Service (“IRS”) audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods.  Of the net tax benefit of $163.5 million, $103.8 million related to the continuing operations, $53.9 million to the disposition of the discontinued Investment Banking and Brokerage segment and $5.8 million to the discontinued Wind-up Annuities.

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”).  This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61, and the U.S. Department of the Treasury (the “Treasury”) indicated that it would address the computational issues in a regulation project.  Any regulations that the Treasury ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  The ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the Separate Account DRD tax benefit that AXA Financial Group receives.

The components of the net deferred income taxes are as follows:

	December 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$898.0	$-	$593.3	$-
Reserves and reinsurance	261.0	-	1,615.5	-
DAC and VOBA	-	2,611.2	-	2,957.4
Unrealized investment losses/gains	899.0	-	-	4.8
Investments	-	1,568.1	-	919.3
Other	75.5	-	157.5	-
Total	$2,133.5	$4,179.3	$2,366.3	$3,881.5

As a result of the implementation of FIN 48 as of January 1, 2007, AXA Financial Group recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $590.7 million.  Of that total, $425.1 million would affect the effective tax rate and $165.6 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At December 31, 2008, the total amount of unrecognized tax benefits was $605.8 million, of which $451.1 million would affect the effective rate and $154.7 million was temporary in nature.  At December 31, 2007, the total amount of unrecognized tax benefits was $537.0 million, of which $386.1 million would affect the effective rate and $150.9 million was temporary in nature.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2008 and 2007 were $85.9 million and $80.2 million, respectively.  Tax (benefit) expense for 2008 and 2007, respectively, reflected $5.7 million and $(15.8) million in interest related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2008	2007
	(In Millions)

Balance at January 1	$456.8	$494.8
Additions for tax positions of prior years	94.4	33.2
Reductions for tax positions of prior years	(8.1)	(18.6)
Additions for tax positions of current years	2.9	7.5
Reductions for tax positions of current years	-	(1.2)
Settlements with tax authorities	(26.1)	(58.9)
Reductions as a result of a lapse of the applicable
statute of limitations	-	-
Balance, December 31	$519.9	$456.8

The IRS completed its examination of AXA Financial’s 2002 and 2003 Federal corporate income tax returns and issued its Revenue Agent’s Report in second quarter 2008.  AXA Financial has appealed an issue to the Appeals Office of the IRS.  The IRS also completed its examination of the MONY Group’s returns for 2002 through the date of its acquisition in 2004 by AXA Financial and issued its Revenue Agent’s Report during third quarter 2008.  The MONY Group has agreed to all of the proposed adjustments.  In addition, AllianceBernstein settled various examinations by state and local tax authorities.  The impact of these completed audits on AXA Financial Group’s financial statements was a benefit of $31.7 million.

IRS examinations for years subsequent to 2003 for both AXA Financial and MONY are expected to commence in 2009.   It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale, Advest, Enterprise and the discontinued Investment Banking and Brokerage segment.  The following tables reconcile the (Losses) earnings from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years ended December 31, 2008:

	2008	2007	2006
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(27.5)	$(.1)	$30.2
Real estate held-for-sale	1.5	(6.7)	12.0
Disposal of business - Enterprise	(3.5)	(2.4)	(6.1)
Total	$(29.5)	$(9.2)	$36.1

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$6.3	$3.1	$62.1
Discontinued Investment Banking and Brokerage segment	-	-	53.9
Disposal of business - Advest	-	-	4.1
Disposal of business - Enterprise	1.2	(6.7)	(2.9)
Total	$7.5	$(3.6)	$117.2

Disposal of Businesses

In accordance with their October 2006 agreement, during 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise and Enterprise Fund Distributors, Inc., (“EFD”) transferred to Goldman Sachs Asset Management L.P. (“GSAM”) assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the “AXA Enterprise Funds”) and completed the reorganization of such funds to corresponding mutual funds managed by GSAM.  In 2008, AXA Financial completed the reorganization and/or liquidation of the remaining four retail mutual funds in AXA Enterprise Funds of the remaining funds which together had approximately $661.9 million in assets under management as of December 31, 2007.  As a result of management’s disposition plan, AXA Enterprise Funds advisory and distribution and investment management contracts and operations were reported as Discontinued Operations.  In 2007 and 2006, respectively, $10.3 million pre-tax ($6.7 million post-tax) and $4.5 million pre-tax ($2.9 million post-tax) of severance and transaction costs were recorded as a result of the disposition of the funds; no additional costs were reported for 2008.  Proceeds received in 2008 and 2007, respectively, on the disposition of the AXA Enterprise Funds totaled $3.3 million and $43.4 million.

In 2007 and 2006, respectively, impairments of $10.4 million pre-tax ($6.8 million post-tax) and $9.9 million pre-tax ($6.4 million post-tax) were recorded on intangible assets associated with AXA Enterprise Fund’s investment management and distribution contracts based upon estimated fair value.  At December 31, 2008 and 2007, respectively, total assets related to these operations of $12.4 million and $39.0 million were included in Other assets while total liabilities related to these operations of $3.2 million and $9.5 million were included in Other liabilities.

The gross carrying amount of AXA Enterprise Funds related intangible assets were zero and $24.0 million at December 31, 2008 and 2007, respectively, and the accumulated amortization of these intangible assets were zero and $18.0 million, respectively.  Amortization expense related to the AXA Enterprise Funds intangible assets totaled zero, $1.4 million and $4.5 million for 2008, 2007 and 2006, respectively.  At December 31, 2007, the balance of these intangible assets was $6.0 million; no balance remained at December 31, 2008.

In December 2005, AXA Financial Group sold Advest to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”).  Advest was a wholly owned subsidiary of AXA Financial Group and part of its Financial Advisory/Insurance segment.  In 2006, a pre-tax gain on the disposal of discontinued operations of $6.3 million ($4.1 million post-tax) resulted from the settlement of contingencies related to the Advest sale.

In third quarter 2006, AXA Financial recorded a $53.9 million gain on disposal of the discontinued Investment Banking and Brokerage segment related to the settlement of an IRS audit of the 2000 tax year.

Wind-up Annuities

In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, and which were sold to corporate sponsors of terminated qualified defined benefit plans, and for which a premium deficiency reserve and an allowance for future losses based upon projected future cash flows had been established.

AXA Financial Group’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of AXA Financial Group’s annual planning process.  The assumptions and estimates for 2006 resulted in a release of the allowance.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses or earnings are recognized as (Losses) earnings from discontinued operations, net of income taxes in the consolidated statements of earnings. At December 31, 2008, no allowance for future losses was necessary based upon projections of reasonably assured future net investing and operating cash flows.

The determination of projected future cash flows involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities and the expected run-off of Wind-up Annuities liabilities.  There can be no assurance the projected future cash flows will not differ from the cash flows ultimately realized.  To the extent actual results or future projections of Wind-up Annuities are lower than management’s current estimates and assumptions and result in operating losses not being offset by reasonably assured future net investing and operating cash flows, an allowance for future losses may be necessary.  In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, establishment of a loss allowance liability may result.

Summarized financial information for Wind-up Annuities follows:

	December 31,
	2008	2007
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $661.8 and $696.3)	$602.1	$705.0
Equity real estate	162.2	165.0
Other invested assets	2.5	4.0
Total investments	766.8	874.0
Cash and cash equivalents	-	-
Other assets	77.1	27.3
Total Assets	$843.9	$901.3

Policyholders liabilities	$723.4	$756.1
Other liabilities	120.5	145.2
Total Liabilities	$843.9	$901.3

	2008	2007	2006
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $19.3, $19.6 and $19.0)	$64.0	$64.9	$71.3
Investment (losses) gains, net	(4.8)	(.8)	6.0
Policy fees, premiums and other income	.1	.2	-
Total revenues	59.3	64.3	77.3

Benefits and other deductions	101.7	80.0	84.7
Losses charged to the
allowance for future losses	-	(15.6)	(7.4)
Pre-tax loss from operations	(42.4)	(.1)	-
Pre-tax earnings from
releasing the allowance for future losses	-	-	37.1
Income tax benefit (expense)	14.9	-	(6.9)
(Losses) Earnings from Wind-up Annuities	$(27.5)	$(.1)	$30.2

Income tax expense for Wind-up Annuities in 2006 included a $5.8 million tax benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.

Real Estate Held-For-Sale

In 2007, two real estate properties with a total book value of $172.7 million that had been previously reported in equity real estate were reclassified as real estate held-for-sale.  Prior periods were restated to reflect these properties as discontinued operations.  In 2007 and 2006, held-for-sale properties resulted in gains of $4.8 million ($3.1 million post-tax) and $95.6 million ($62.1 million post-tax), respectively.  At December 31, 2007, equity real estate held-for-sale of $121.7 million was included in Other assets.  No balance was held at December 31, 2008.

17)	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive (loss) income represents cumulative gains and losses on items that are not reflected in earnings.  The balances for the past three years follow:

		December 31,
	2008	2007	2006
	(In Millions)

Unrealized (losses) gains on investments	$(1,675.2)	$38.8	$262.2
Defined benefit pension and other
postretirement plans	(1,179.2)	(517.6)	(641.1)
Total Accumulated Other
Comprehensive Loss	$(2,854.4)	$(478.8)	$(378.9)

The components of other comprehensive loss for the past three years follow:

	2008	2007	2006
	(In Millions)

Net unrealized losses on investments:
Net unrealized losses (gains)
arising during the period	$(3,253.0)	$(419.9)	$(481.8)
Losses reclassified into net earnings
during the period	(83.3)	(21.2)	(13.0)
Net unrealized losses on investments	(3,336.3)	(441.1)	(494.8)
Adjustments for policyholders liabilities, DAC
and VOBA and deferred income taxes	1,622.3	217.7	333.6

Change in unrealized (losses) gains, net of
adjustments	(1,714.0)	(223.4)	(161.2)
Change in minimum pension liability	-	-	18.5
Change in defined benefit pension and other
postretirement plans	(661.6)	123.5	-
Total Other Comprehensive Loss	$(2,375.6)	$(99.9)	$(142.7)

18)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2008, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were none for 2009, $780.0 million for 2010, none for 2011,  2012 and 2013 and $551.9 million thereafter.

Leases

AXA Financial Group has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment.  Future minimum payments under non-cancelable operating leases for 2009 and the four successive years are $217.5 million, $211.9 million, $207.8 million, $211.0 million, $218.2 million and $2,387.7 million thereafter.  Minimum future sublease rental income on these non-cancelable operating leases for 2009 and the four successive years is $15.2 million, $15.2 million, $15.4 million, $14.5 million, $14.4 million and $37.7 million thereafter.

At December 31, 2008, the minimum future rental income on non-cancelable operating leases for wholly owned investments in real estate for 2009 and the four successive years is $102.5 million, $102.7 million, $103.2 million, $105.4 million, $106.6 million and $631.9 million thereafter.

AXA Financial Group has entered into capital leases for certain information technology equipment.  Future minimum payments under non-cancelable capital leases for 2009 and the four successive years is $0.9 million, $0.9 million, $0.5 million, $0.4 million, $0.2 million and $0.1 million thereafter.

Restructuring

As part of AXA Financial Group’s efforts to reduce costs and operate more efficiently, management approved and initiated plans to reduce headcount and relocate certain operations.  The restructuring costs and liabilities associated with AXA Financial Group’s initiatives were as follows:

	December 31,
	2008	2007	2006
	(In Millions)

Balance, beginning of year	$84.5	$72.5	$113.7
Additions	68.2	21.3	12.2
Cash payments	(46.6)	(7.6)	(51.5)
Other reductions	(14.3)	(1.7)	(1.9)
Balance, End of Year	$91.8	$84.5	$72.5

Guarantees and Other Commitments

AXA Financial Group provides certain guarantees or commitments to affiliates, investors and others.  At December 31, 2008, these arrangements include commitments by AXA Financial Group to provide equity financing of $741.4 million to certain limited partnerships under certain conditions.  Management believes AXA Financial Group will not incur material losses as a result of these commitments.

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

AXA Financial Group had $2,060.3 million of undrawn letters of credit related to reinsurance at December 31, 2008.  AXA Financial Group had $16.0 million in commitments under existing mortgage loan agreements at December 31, 2008.

In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.  During 2008, AllianceBernstein was not required to perform under the agreement and at December 31, 2008 had no liability outstanding in connection with the agreement.

19)	LITIGATION

A putative class action entitled Stefanie Hirt, et al. v. The Equitable Retirement Plan for Employees, Managers and Agents, et al. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the “Retirement Plan”) and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator.  The action was brought by five participants in the Retirement Plan and purports to be on behalf of “all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan’s Cash Balance Formula”.  The complaint challenged the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula.  Plaintiffs alleged that the change to the cash balance formula violated ERISA by reducing the rate of accruals based on age, failed to comply with ERISA’s notice requirements and improperly applied the formula to retroactively reduce accrued benefits.  The relief sought includes a declaration that the cash balance plan violated ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages.  In April 2002, plaintiffs filed a motion seeking to certify a class of “all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan’s Cash Balance Formula”.  Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violated ERISA by improperly applying the formula to retroactively reduce accrued benefits.  That claim was dismissed.  In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA.  By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula.  In September 2006, the district court granted summary judgment in favor of the defendants.  The court ruled that (a) the cash balance provisions of the Equitable Plan do not violate the age discrimination provisions of ERISA, (b) while the notice of plan changes provided to participants in 1990 was not adequate, the notice of plan changes provided to participants in 1992 satisfied the ERISA notice requirements regarding delivery and content, and (c) the claims of the named plaintiffs are barred by statute of limitations.  The Court found that other individual class members were not precluded from asserting claims for additional benefit accruals from January 1991 through January 1993 to the extent that such individuals could show that the statute of limitations did not bar their claims.  In October 2006, plaintiffs filed a notice of appeal and defendants filed a cross appeal.  In July 2008, the Court of Appeals affirmed the lower court’s decision that the cash balance plan does not violate the age discrimination provisions of ERISA and that plaintiffs’ claims also were barred by the statute of limitations.  In September 2008, the Court of Appeals denied plaintiffs motion for rehearing.  The time for plaintiffs to make an appeal to the United States Supreme Court has expired.

In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled Matthew Wiggenhorn v. Equitable Life Assurance Society of the United States.  The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products.  The complaint further alleges that AXA Equitable’s use of stale pricing diluted the returns of the purported class.  The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable’s variable insurance products, thereby diluting the returns of the class.  In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing related litigation is pending.  In June 2005, plaintiff filed an amended complaint.  In July 2005, AXA Equitable filed a motion to dismiss the amended complaint.  In June 2006, AXA Equitable’s motion to dismiss the amended complaint was granted and, in June 2006, plaintiff appealed.  As of April 2007, the appeal was fully briefed.  In October 2008, oral arguments on the appeal were held.  In January 2009, the Fourth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the amended complaint.

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In March 2007, AXA Equitable filed a motion to dismiss.  In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.  In September 2007, AXA Equitable filed its answer to the amended complaint.  The original trial date of May 2009 has been stayed, and the court has not set a new trial date.  In January 2009, AXA Equitable filed a motion to dismiss the complaint for lack of subject matter jurisdiction.  In February 2009, the Court denied AXA Equitable’s motion to dismiss the  complaint.

AXA Equitable and/or AXA Advisors LLC is currently the subject of four putative class actions pending in Federal court alleging certain wage and hour violations with regard to certain sales personnel. The cases were filed between July 2006 and September 2007.  Each of the cases seek substantially the same relief under essentially the same theories of recovery: violation of the Fair Labor Standards Act for failure to pay minimum wage and overtime and violation of similar provisions under state labor laws in the respective states.  In September 2007, the parties agreed to consolidate all four pending cases in the Northern District of California.  The cases include the following: Meola v. AXA Advisors and AXA Equitable; Lennon v. AXA Advisors, et al.; Bolea v. AXA Advisors, LLC and AXA Equitable, et. al.; and Dhruv v. AXA Advisors, LLC, et al.  Plaintiffs seek compensatory damages, restitution of all wages improperly withheld or deducted, punitive damages, penalties, and attorneys’ fees.  In February 2009, the parties filed a proposed settlement agreement with the Court.  In March 2009, the Court preliminarily denied without prejudice the parties’ motion for preliminary approval of the settlement. The Court requested that the parties refile the motion revising certain portions of the proposed notices by the end of March 2009.

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

Following October 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various Federal and state courts against AllianceBernstein and certain other defendants. In September 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of AllianceBernstein Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of AllianceBernstein.

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

AXA Equitable, MONY Life and AXA Life are restricted as to the amounts they may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would not permit AXA Equitable to pay shareholder dividends during 2009 and would permit MONY Life and AXA Life to pay shareholder dividends not greater than $52.1 million and $4.9 million, respectively, during 2009.  Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.  For 2008, 2007 and 2006, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net (loss) income totaled $(1,140.4) million, $712.6 million and $804.8 million.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $4,220.8 million and $8,940.3 million at December 31, 2008 and 2007, respectively.  In 2007 and 2006, respectively, AXA Equitable paid $600.0 million and $600.0 million in shareholder dividends; no dividends were paid in 2008.  In 2008, 2007 and 2006, respectively, MONY Life paid $95.0 million, $80.0 million and $35.0 million in shareholder dividends.

At December 31, 2008, AXA Equitable, MONY Life and AXA Life, in accordance with various government and state regulations, had $83.5 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500.0 million surplus notes to AXA Financial. The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%.  The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the State of New York Insurance Department (“the NYID”).  Interest expense in 2009 will approximate $71.0 million.

At December 31, 2008 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York Insurance Department (the “NYID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2008.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total shareholder’s equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under U.S. GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (i) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under U.S. GAAP and (k) the fair valuing of all acquired assets and liabilities including VOBA and intangible assets are required for U.S. GAAP purchase accounting.

The following reconciles the AXA Equitable, MONY Life and AXA Life (collectively domestic life insurers) statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the applicable state’s laws and regulations with AXA Financial Group’s consolidated net earnings and shareholder’s equity on a U.S. GAAP basis.

	2008	2007	2006
	(In Millions)

Net change in statutory surplus and
capital stock	$(3,806.0)	$(36.6)	$1,487.4
Change in AVR	(913.5)	(201.2)	339.5
Net change in statutory surplus, capital stock
and AVR	(4,719.5)	(237.8)	1,826.9
Adjustments:
Future policy benefits and policyholders’
account balances	168.0	473.1	(29.6)
DAC and VOBA	(2,186.6)	596.1	652.8
Deferred income taxes	(4,166.8)	(694.6)	608.8
Valuation of investments	3,700.7	(18.5)	(67.9)
Valuation of investment subsidiary	5,248.4	483.7	(2,224.8)
Change in fair value of GMIB
reinsurance contracts	1,575.2	6.9	(14.9)
Pension adjustment	1,531.3	-	-
Premiums and benefits ceded to AXA Bermuda	2,846.7	-	-
Issuance of surplus notes	(1,000.0)	-	-
Shareholder dividends paid	95.0	680.0	635.0
Changes in non-admitted assets	199.8	67.0	(151.3)
AXA Financial, other subsidiaries and
consolidation/elimination adjustments	318.1	(3.2)	4.1
Other, net	(8.6)	(59.6)	13.3
U.S. GAAP adjustments for Wind-up Annuities	(16.7)	31.2	28.8
AXA Financial Group’s U.S. GAAP
Consolidated Net Earnings	$3,585.0	$1,324.3	$1,281.2

	December 31,
	2008	2007	2006
	(In Millions)

Statutory surplus and capital stock	$3,724.5	$7,530.5	$7,567.1
AVR	496.3	1,409.8	1,611.0
Statutory surplus, capital stock and AVR	4,220.8	8,940.3	9,178.1
Adjustments:
Future policy benefits and policyholders’
account balances	(1,344.7)	(2,352.2)	(2,627.9)
DAC and VOBA	8,471.4	9,980.1	9,299.4
Deferred income taxes	(4,710.8)	(1,202.7)	(881.5)
Valuation of investments	(3,004.9)	474.4	988.2
Valuation of investment subsidiary	469.0	(4,779.4)	(5,263.1)
Fair value of GMIB reinsurance contracts	4,830.0	124.6	117.7
Deferred cost of insurance
ceded to AXA Bermuda	3,495.8	-	-
Pension adjustment	478.7	-	-
Non-admitted assets	1,530.9	1,331.6	1,263.9
Issuance of surplus notes	(1,524.9)	(525.9)	(625.9)
Goodwill related to the MONY Acquisition	383.1	391.1	414.6
Adjustment to initially apply SFAS No. 158,
net of income taxes	-	-	(581.7)
AXA Financial, other subsidiaries and
consolidation/elimination adjustments	138.2	(380.0)	(1,076.5)
Other, net	(606.1)	(481.4)	(126.8)
U.S. GAAP adjustments for Wind-up Annuities	12.4	1.5	(59.9)
AXA Financial Group’s U.S. GAAP
Consolidated Shareholder’s Equity	$12,838.9	$11,522.0	$10,018.6

21)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	2008	2007	2006
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$16,677.2	$8,874.4	$7,923.8
Investment Management (1)	3,539.8	4,561.9	4,004.7
Consolidation/elimination	(76.5)	(91.4)	(90.0)
Total Revenues	$20,140.5	$13,344.9	$11,838.5

(1)
Intersegment investment advisory and other fees of approximately $102.7 million, $124.7 million and $120.8 million for 2008, 2007 and 2006, respectively, are included in total revenues of the Investment Management segment.

	2008	2007	2006
	(In Millions)

Segment earnings from continuing operations
before income taxes and minority interest:
Financial Advisory/Insurance	$4,922.6	$1,341.9	$952.2
Investment Management(1)	853.6	1,323.2	1,136.6
Consolidation/elimination	(.4)	(.1)	-
Total Earnings from Continuing Operations before
Income Taxes and Minority Interest	$5,775.8	$2,665.0	$2,088.8

(1)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2008	2007
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$144,467.7	$163,056.9
Investment Management	13,377.3	16,243.6
Consolidation/elimination	(21.5)	(28.2)
Total Assets	$157,823.5	$179,272.3

In accordance with SEC regulations, securities with a fair value of $2,547.9 million and $2,333.2 million have been segregated in a special reserve bank custody account at December 31, 2008 and 2007, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2008 and 2007 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)

2008
Total Revenues	$4,278.1	$2,868.2	$3,754.6	$9,239.6

Earnings from Continuing
Operations	$612.6	$532.4	$98.5	$2,363.5

Net Earnings	$618.9	$530.3	$98.3	$2,337.5

2007
Total Revenues	$3,173.7	$3,095.3	$3,415.4	$3,660.5

Earnings from Continuing
Operations	$337.6	$253.2	$396.1	$350.2

Net Earnings	$336.9	$233.9	$403.5	$350.0

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of
AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2009 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 13, 2009

AXA FINANCIAL, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2008

		Estimated	Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$2,607.3	$2,944.6	$2,944.6
State, municipalities and political subdivisions	176.0	180.0	180.0
Foreign governments	265.7	302.6	302.6
Public utilities	3,910.7	3,661.9	3,661.9
All other corporate bonds	27,698.3	25,146.2	25,146.2
Redeemable preferred stocks	2,023.8	1,180.6	1,180.6
Total fixed maturities	36,681.8	33,415.9	33,415.9

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	35.9	31.1	31.1
Mortgage loans on real estate	5,174.0	5,039.5	5,174.0
Real estate	314.0	N/A	314.0
Real estate acquired in satisfaction of debt	-	N/A	-
Real estate joint ventures	56.3	N/A	56.3
Policy loans	5,045.2	6,253.6	5,045.2
Other limited partnership interests and
equity investments	1,758.8	1,758.8	1,758.8
Trading securities	514.5	322.7	322.7
Other invested assets	3,425.1	3,425.1	3,425.1

Total Investments	$53,005.6	$50,246.7	$49,543.1

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA FINANCIAL, INC.
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2008 AND 2007

	2008	2007
	(In Millions)

ASSETS
Investment in consolidated subsidiaries	$17,568.1	$13,295.9
Fixed maturities available for sale, at estimated fair value
(amortized costs, $3.9 and $5.0)	3.9	5.0
Other invested assets	-	.2
Total investments	17,572.0	13,301.1
Cash and cash equivalents	27.1	95.5
Loans to affiliates	1,335.0	329.0
Intangible assets, net	4.5	1,131.5
Income taxes receivable	354.5	321.6
Other assets	515.3	563.7
Total Assets	$19,808.4	$15,742.4

LIABILITIES
Short-term and long-term debt	$1,139.3	$1,397.5
Loans from affiliates	4,530.0	1,345.0
Liability for employee benefit plans	1,136.1	1,284.0
Accrued liabilities	164.1	193.9
Total liabilities	6,969.5	4,220.4

SHAREHOLDER’S EQUITY
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	1,298.9	1,250.0
Retained earnings	14,448.8	10,863.8
Accumulated other comprehensive loss	(2,854.4)	(478.8)
Treasury shares, at cost	(58.3)	(116.9)
Total shareholder’s equity	12,838.9	11,522.0

Total Liabilities and Shareholder’s Equity	$19,808.4	$15,742.4

The financial information of AXA Financial, Inc. (“AXA Financial”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF EARNINGS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)
REVENUES
Equity in earnings from continuing operations
of consolidated subsidiaries	$3,773.6	$1,562.4	$1,324.9
Net investment income	(2.3)	17.0	39.0
Investment gains, net	.1	8.2	3.4
Other income	-	1.1	-
Total revenues	3,771.4	1,588.7	1,367.3

EXPENSES
Interest expense	162.8	203.6	196.5
Amortization of other intangible assets	14.4	13.0	5.5
General and administrative expenses	18.3	21.1	34.3
Total expenses	195.5	237.7	236.3

Earnings from continuing operations before
income taxes	3,575.9	1,351.0	1,131.0
Income tax benefit (expense)	31.1	(13.9)	(3.1)

Earnings from continuing operations	3,607.0	1,337.1	1,127.9
Equity in (losses) earnings from discontinued
operations, net of income taxes	(29.5)	(9.2)	36.1
Equity in (losses) gains on disposal of discontinued
operations, net of income taxes	7.5	(3.6)	117.2
Net Earnings	$3,585.0	$1,324.3	$1,281.2

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

Net earnings	$3,585.0	$1,324.3	$1,281.2
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Equity in net earnings of subsidiaries	(3,751.6)	(1,549.6)	(1,415.4)
Dividends from subsidiaries	270.1	880.4	768.2
Investment gains, net	(.1)	(8.2)	(3.4)
Change in income tax receivable	(32.7)	183.6	(28.8)
Other	26.9	(161.6)	(108.3)

Net cash provided by operating activities	97.6	668.9	493.5

Cash flows from investing activities:
Maturities and repayments	1.1	.8	6.8
Sales of investments	-	4.9	2.4
Purchase of AllianceBernstein Units	-	(745.7)	-
Repayments of loans to affiliates	-	100.0	115.0
Additional loans to affiliates	(1,006.0)	(4.0)	-
Purchases of investments	-	-	(3.8)
Contributions to subsidiaries	(2,070.8)	(160.1)	(268.4)
Other	(4.4)	17.3	(7.9)

Net cash used in investing activities	(3,080.1)	(786.8)	(155.9)

Cash flows from financing activities:
Repayment of long-term debt	(250.0)	-	-
Change in short-term debt	(8.7)	(.8)	10.0
Proceeds from loans from affiliates	3,250.0	850.0	335.0
Repayments of loans from affiliates	(65.0)	(785.0)	(635.0)
Other	(12.2)	5.1	12.8

Net cash provided by (used in) financing activities	2,914.1	69.3	(277.2)

Change in cash and cash equivalents	(68.4)	(48.6)	60.4
Cash and cash equivalents, beginning of year	95.5	144.1	83.7

Cash and Cash Equivalents, End of Year	$27.1	$95.5	$144.1

Supplemental cash flow information:
Interest Paid	$69.8	$78.0	$78.0
Income Taxes Refunded	$5.2	$20.7	$19.3

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2008

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	(1)	Policyholders’	of Deferred	(2)
	Policy	Policyholders’	and Other	And	Net	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Investment	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income	Credited	Costs	Expense
	(In Millions)

Financial Advisory/
Insurance	$8,503.3	$28,258.8	26,274.6	$4,697.1	$9,505.2	$6,947.7	$2,975.0	$1,831.9
Investment
Management	-	-	-	-	(290.7)	-	-	2,686.2
Consolidation/
Elimination	-	-	-	-	26.4	-	-	(76.1)
Total	$8,503.3	$28,258.8	$26,274.6	$4,697.1	$9,240.9	$6,947.7	$2,975.0	$4,442.0

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2007

Segment	Deferred Policy Acquisition Costs	Policyholders' Account Balances	Future Policy Benefits and Other Policyholders' Funds	Policy Charges And Premium Revenue	(1) Net Investment Income	Policyholders' Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	(2) Other Operating Expense
	(In Millions)

Financial Advisory/
Insurance	$9,369.9	$28,420.5	$22,934.1	$4,534.7	$3,235.7	$4,282.1	$1,217.5	$2,032.9
Investment
Management	-	-	-	-	123.0	-	-	3,238.7
Consolidation/
Elimination	-	-	-	-	27.7	-	-	(91.3)
Total	$9,369.9	$28,420.5	$22,934.1	$4,534.7	$3,386.4	$4,282.1	$1,217.5	$5,180.3

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

 AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2006

Segment	Policy Charges and Premium Revenue	(1) Net Investment Income	Policyholders' Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	(2) Other Operating Expense
	(In Millions)
Financial Advisory/Insurance	$4,049.9	$2,943.4	$4,214.1	$812.6	$1,944.9
Investment Management	-	132.9	-	-	2,868.1
Consolidation/Elimination	-	30.3	-	-	(90.0)
Total	$4,049.9	$3,106.6	$4,214.1	$812.6	$4,723.0

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE IV
REINSURANCE (A)
AT AND FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars In Millions)
2008
Life Insurance In-force	$482,540.6	$231,036.7	$39,169.6	$290,673.5	13.48%

Premiums:
Life insurance and
annuities	$1,426.9	$146.0	$168.6	$1,449.5	11.64%
Accident and health	163.5	114.2	23.3	72.6	32.10%
Total Premiums	$1,590.4	$260.2	$191.9	$1,522.1	12.61%

2007
Life Insurance In-force	$473,580.9	$209,940.4	$40,334.2	$303,974.7	13.27%

Premiums:
Life insurance and
annuities	$1,511.1	$184.7	$173.7	$1,500.1	11.58%
Accident and health	120.0	83.5	25.0	61.5	40.65%
Total Premiums	$1,631.1	$268.2	$198.7	$1,561.6	12.72%

2006
Life Insurance In-force	$452,148.6	$154,656.3	$48,259.3	$345,751.6	13.96%

Premiums:
Life insurance and
annuities	$1,539.1	$191.4	$172.5	$1,520.2	11.35%
Accident and health	126.1	89.4	24.7	61.4	40.23%
Total Premiums	$1,665.2	$280.8	$197.2	$1,581.6	12.47%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial, Inc. and its subsidiaries’ (“AXA Financial”) disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial’s disclosure controls and procedures are effective.

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

AXA Financial’s management assessed its internal control over financial reporting as of December 31, 2008 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that AXA Financial’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of AXA Financial’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by AXA Financial’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit AXA Financial to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes to AXA Financial’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect AXA Financial’s internal control over financial reporting.

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

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Financial’s annual consolidated financial statements for 2008 and 2007, and fees for other services rendered by PwC:

	2008	2007
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$18,029	$19,470
Audit related fees	2,504	2,626
Tax fees	2,376	2,158
All other fees	257	175
Total	$23,166	$24,429

Audit fees for AXA Financial and AXA Equitable are paid pursuant to a single engagement letter with PwC.

Audit related fees in both years principally consist of fees for audits of financial statements of certain employer benefit plans, internal control related reviews and services and accounting consultation.

Tax fees consist of fees for tax preparation, consultation and compliance services.

All other fees consist of miscellaneous non-audit services.

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

All services provided by PwC in 2008 were pre-approved in accordance with the procedures described above.

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

Date:	March 13, 2009	AXA FINANCIAL, INC.

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri de Castries	Chairman of the Board, Director	March 13, 2009
Henri de Castries

/s/ Christopher M. Condron	President and Chief Executive Officer, Director	March 13, 2009
Christopher M. Condron

/s/ Richard S. Dziadzio	Executive Vice President and Chief Financial Officer	March 13, 2009
Richard S. Dziadzio

/s/ Alvin H. Fenichel	Senior Vice President and Chief Accounting Officer	March 13, 2009
Alvin H. Fenichel

/s/ Denis Duverne	Director	March 13, 2009
Denis Duverne

/s/ Charlynn Goins	Director	March 13, 2009
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 13, 2009
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 13, 2009
Mary R. Henderson

/s/ James F. Higgins	Director	March 13, 2009
James F. Higgins

/s/ Peter S. Kraus	Director	March 13, 2009
Peter S. Kraus

/s/ Scott D. Miller	Director	March 13, 2009
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 13, 2009
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 13, 2009
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 13, 2009
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 13, 2009
Peter J. Tobin

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing

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
Filed as Exhibit 4.18(a) to the registrant’s Current Report on Form 8-K dated April 7, 1998 and incorporated herein by reference

4.4	Fifth Supplemental Indenture, dated July 28, 2000, from AXA Financial to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with the form of global Senior Note	Filed as Exhibit 4.18(d) to the registrant’s Current Report on Form 8-K dated July 31, 2000 and incorporated herein by reference

9.1(a)	Voting Trust Agreement dated as of May 12, 1992, among AXA, Claude Bébéar, Patrice Garnier and Henri de Clermont-Tonnerre	Filed as Exhibit 9 to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

9.1(b)	First Amendment dated January 22, 1997 to the Voting Trust Agreement dated as of May 12, 1992	Filed as Exhibit 9(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

9.1(c)	Amended and Restated Voting Trust Agreement dated May 12, 2002	Filed as Exhibit 9.1(c) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(d) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(e) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

Number	Description	Method of Filing

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between AXA Equitable and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.4	The Amended and Restated Transfer Agreement dated as of February 23, 1993, as amended and restated on May 28, 1993, among Alliance, Equitable Capital and Equitable Investment Corporation	Filed as Exhibit 19 to the registrant’s Statement on Schedule 13D dated July 29, 1993 and incorporated herein by reference

10.5	Management Compensation Arrangements with Mr. de Castries	Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.6	Exchange Agreement dated as of September 27, 1994, between AXA and AXA Financial	Filed as Exhibit 10.01 to registrant’s Form S-4 Registration Statement (No. 33-84462), dated September 28, 1994 and incorporated herein by reference

10.7	Employment Agreement dated May 11, 2001 between AXA Financial, AXA Equitable and Christopher M. Condron +	Filed as Exhibit 10.16 to the registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

13.1	AllianceBernstein Risk Factors	Filed herewith

18	Preferability Letter from PricewaterhouseCoopers LLP	Filed as Exhibit 18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

Number	Description	Method of Filing

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

+               Denotes management contract or compensatory plan.