Form 10-Q
period 2009-03-31
AXA FINANCIAL INC
filed 2009-05-11
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☐	No	☐

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

At May 8, 2009, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	· Consolidated Balance Sheets, March 31, 2009 and December 31, 2008	4
	· Consolidated Statements of Earnings, Quarters Ended March 31, 2009 and 2008	5
	· Consolidated Statements of Equity and Comprehensive (Loss) Income,	6
	Quarters Ended March 31, 2009 and 2008
	· Consolidated Statements of Cash Flows, Quarters Ended March 31, 2009 and 2008	7
	· Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management Narrative”)	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk *	33

Item 4(T).	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds *	34

Item 3.	Defaults Upon Senior Securities *	34

Item 4.	Submission of Matters to a Vote of Security Holders *	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Financial, Inc. and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Financial, Inc. assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements
AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$35,612.0	$33,415.9
Mortgage loans on real estate	5,099.1	5,174.0
Equity real estate, held for the production of income	363.4	370.3
Policy loans	5,010.6	5,045.2
Other equity investments	1,611.8	1,789.9
Trading securities	383.7	322.7
Other invested assets	3,614.2	3,425.1
Total investments	51,694.8	49,543.1
Cash and cash equivalents	8,016.4	10,061.2
Cash and securities segregated, at fair value	2,222.2	2,572.6
Broker-dealer related receivables	844.1	1,020.4
Deferred policy acquisition costs	8,953.9	8,503.3
Goodwill and other intangible assets, net	5,307.9	5,316.1
Value of business acquired	726.4	666.5
Amounts due from reinsurers	4,282.8	4,286.6
Loans to affiliates	1,036.8	1,143.5
Other assets	4,972.0	5,095.8
Separate Accounts’ assets	65,393.6	69,614.4

Total Assets	$153,450.9	$157,823.5

LIABILITIES
Policyholders’ account balances	$28,410.7	$28,258.8
Future policy benefits and other policyholders liabilities	26,274.7	26,274.6
Broker-dealer related payables	1,189.7	934.8
Customers related payables	2,408.8	2,753.1
Short-term and long-term debt	1,701.0	1,625.8
Loans from affiliates	5,030.0	4,530.0
Income taxes payable	2,384.3	2,892.5
Other liabilities	5,486.4	6,303.0
Noncontrolling interest subject to redemption rights	-	135.0
Separate Accounts’ liabilities	65,393.6	69,614.4
Total liabilities	138,279.2	143,322.0

Commitments and contingent liabilities (Note 11)

EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	684.3	1,298.9
Retained earnings	14,409.7	14,448.8
Accumulated other comprehensive loss	(3,178.7)	(2,854.4)
Treasury shares, at cost	(56.4)	(58.3)
Total AXA Financial, Inc. equity	11,862.8	12,838.9
Noncontrolling interest	3,308.9	1,662.6
Total equity	15,171.7	14,501.5

Total Liabilities and Equity	$153,450.9	$157,823.5

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$728.8	$774.8
Premiums	375.7	392.3
Net investment income	484.0	1,374.4
Investment gains (losses), net	169.2	(14.3)
Commissions, fees and other income	839.2	1,344.8
(Decrease) increase in fair value of reinsurance contracts	(302.2)	406.1
Total revenues	2,294.7	4,278.1

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	940.6	860.2
Interest credited to policyholders’ account balances	285.1	293.2
Compensation and benefits	568.8	684.6
Commissions	264.1	351.0
Distribution plan payments	42.4	79.2
Amortization of deferred sales commissions	14.9	22.0
Interest expense	76.6	54.8
Amortization of deferred policy acquisition costs and
value of business acquired	118.9	832.3
Capitalization of deferred policy acquisition costs	(304.0)	(384.0)
Rent expense	75.3	72.7
Amortization of other intangible assets	9.7	9.7
Other operating costs and expenses	291.7	351.7
Total benefits and other deductions	2,384.1	3,227.4

(Loss) earnings from continuing operations before income taxes	(89.4)	1,050.7
Income tax benefit (expense)	57.0	(350.4)

(Loss) earnings from continuing operations, net of income taxes	(32.4)	700.3
(Losses) from discontinued operations, net of income taxes	(1.9)	(1.2)
Gain on disposal of discontinued operations, net of income taxes	-	7.5

Net (loss) earnings	(34.3)	706.6
Less: net earnings attributable to the noncontrolling interest	(4.8)	(87.7)

Net (Loss) Earnings Attributable to AXA Financial, Inc.	$(39.1)	$618.9

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE (LOSS) INCOME
QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)
EQUITY
AXA Financial. Inc. Equity:
Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	1,298.9	1,250.0
Sale of AllianceBernstein Units to noncontrolling interest	(619.4)	-
Other changes in capital in excess of par value	4.8	5.0
Capital in excess of par value, end of period	684.3	1,255.0

Retained earnings, beginning of year	14,448.8	10,863.8
Net (loss) earnings attributable to AXA Financial, Inc.	(39.1)	618.9
Retained earnings, end of period	14,409.7	11,482.7

Accumulated other comprehensive loss, beginning of year	(2,854.4)	(478.8)
Other comprehensive loss attributable to AXA Financial, Inc.	(324.3)	(331.0)
Accumulated other comprehensive loss, end of period	(3,178.7)	(809.8)

Treasury shares of cost, beginning of year	(58.3)	(116.9)
Changes in treasury shares	1.9	36.5
Treasury shares of cost, end of period	(56.4)	(80.4)

Total AXA Financial, Inc. equity, end of period	11,862.8	11,851.4

Noncontrolling interest, beginning of year	1,662.6	1,681.2
Purchase of AllianceBernstein Units by noncontrolling interest	1,552.9	38.8
Purchase of AllianceBernstein Put	135.0	-
Net earnings attributable to noncontrolling interest	4.8	87.7
Dividends paid to non-controlling interest	(38.2)	(115.5)
Capital contributions	5.4	-
Other comprehensive (loss) income attributable to noncontrolling interest	(24.1)	1.5
Other changes in noncontrolling interest	10.5	26.2

Noncontrolling interest, end of period	3,308.9	1,719.9

Total Equity, End of Period	$15,171.7	$13,571.3

COMPREHENSIVE (LOSS) INCOME
Net (loss) earnings	$(34.3)	$706.6
Other comprehensive loss, net of income taxes:
Change in unrealized losses, net of reclassification adjustment	(322.2)	(339.7)
Changes in defined benefit plan related items, net of reclassification adjustment	(2.1)	8.7
Total other comprehensive loss, net of income taxes	(324.3)	(331.0)
Comprehensive (loss) income	(358.6)	375.6
Comprehensive (loss) income attributable to noncontrolling interest	(24.1)	1.5

Comprehensive (Loss) Income Attributable to AXA Financial, Inc.	$(382.7)	$377.1

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

Net (loss) earnings	$(34.3)	$706.6
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Interest credited to policyholders’ account balances	285.1	293.2
Universal life and investment-type product policy fee income	(728.8)	(774.8)
Net change in broker-dealer and customer related receivables/payables	(312.7)	(598.1)
Net investment income related to derivative instruments	22.6	(690.4)
Investment (gains) losses, net	(169.2)	14.0
Change in deferred policy acquisition costs and
value of business acquired	(185.1)	448.3
Change in future policy benefits	44.1	85.2
Change in income taxes payable	(36.9)	264.4
Change in segregated cash and securities, net	350.4	428.6
Change in fair value of guaranteed minimum income benefit reinsurance contracts	302.2	(406.1)
Equity loss (income) in other limited partnerships	112.3	(56.0)
Amortization of deferred sales commission	14.9	22.0
Other depreciation and amortization	54.8	46.5
Amortization of other intangible assets	9.7	9.7
Gains on disposal of discontinued operations	-	(7.5)
Other, net	(55.5)	44.2

Net cash used in operating activities	(326.4)	(170.2)

Cash flows from investing activities:
Maturities and repayments	555.0	586.7
Sales of investments	1,773.0	202.0
Purchases of investments	(4,462.8)	(611.5)
Cash settlements related to derivative instruments	(451.6)	582.0
Change in short-term investments	(176.4)	(3.1)
Change in capitalized software, leasehold improvements and
EDP equipment	(63.9)	(40.9)
Other, net	122.4	17.0

Net cash (used in) provided by investing activities	(2,704.3)	732.2

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
(CONTINUED)

	2009	2008
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,328.6	$1,246.0
Withdrawals and transfers to Separate Accounts	(748.6)	(773.8)
Sale of AllianceBernstein Units	600.0	-
Change in short-term financings	62.8	109.3
Proceeds from loans from affiliates	500.0	250.0
Decrease in collateralized pledged liabilities	(711.5)	-
Other, net	(45.4)	(53.6)

Net cash provided by financing activities	985.9	777.9

Change in cash and cash equivalents	(2,044.8)	1,339.9
Cash and cash equivalents, beginning of year	10,061.2	2,055.8

Cash and Cash Equivalents, End of Period	$8,016.4	$3,395.7

Supplemental cash flow information:
Interest Paid	$31.8	$40.7
Income Taxes Paid	$19.6	$63.8

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, Noncontrolling interest subject to redemption rights totaling $135.0 million was reclassified as noncontrolling interest in first quarter 2009.

On March 30, 2009, AXA Bermuda sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  Proceeds received on this transaction totaled $600.0 million.  AXA Financial Group’s book value of these units on the date of the sale was $1,552.9 million.  As a result of the sale, AXA Financial Group recorded a charge to Capital in excess of par value of $619.4 million (net of a deferred tax benefit of $333.5 million).  AXA Financial Group’s economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in AXA Financial’s consolidated financial statements.

The terms "first quarter 2009" and "first quarter 2008" refer to the three months ended March 31, 2009 and 2009 respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2008, AXA Financial Group adopted FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” an amendment of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”.  The FSP broadens the other-than-temporary impairment assessment for interests in securitized financial assets within the scope of EITF 99-20 to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  At March 31, 2009 and December 31, 2008, respectively, debt securities with amortized cost and fair values of approximately $2,062.6 million and $1,317.1 million and $1,996.0 million and $1,403.8 million comprised the population subject to this amendment.  Adoption of the FSP did not have an impact on AXA Financial Group’s consolidated results of operations or financial position.

Beginning first quarter 2009, AXA Financial Group implemented SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures of an entity’s objectives and strategies for using derivatives, including tabular presentation of fair value amounts, gains and losses, and related hedged items, with appropriate cross-referencing to the financial statements.  SFAS No. 161 was effective for interim and annual reporting periods beginning January 1, 2009.

Effective January 1, 2009, AXA Financial Group adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 required AXA Financial Group to:
•	Recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet,
•	Include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests, and
•
Account for increases and decreases in noncontrolling interests as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests being accounted for as a change to the controlling entity’s equity instead of as current period gains/losses in the consolidated income statement.  Only when the controlling entity changes control and deconsolidates a subsidiary will a gain or loss be recognized.

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented.  As a result of the implementation of SFAS No. 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 and 2007, increased by $1,662.6 million and $1,681.2 million, respectively, representing noncontrolling interest, and total liabilities at December 31, 2008 and 2007 decreased by $1,662.6 million and $1,681.2 million, respectively, as a result of the elimination of minority interest. Also as a result of the adoption of SFAS No. 160, for the three months ended March 31, 2008, (Loss) earnings from continuing operations, net of income taxes increased by $87.7 million and net earnings attributable to the noncontrolling interest increased by $87.7 million. In 2009, the EITF will consider a topic entitled “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”.  This issue will consider the treatment of Separate Account arrangements that involve ownership by the Separate Account of more than 50% of its mutual fund shares.

Effective January 1, 2008, AXA Financial Group adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  AXA Financial Group’s adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the GMIB reinsurance asset, resulting in an increase in net income of $68.2 million, related to an increase in the fair value of the GMIB reinsurance asset of $209.2 million, offset by increased DAC amortization of $104.3 million and increased Federal income taxes of $36.7 million.  The increase in the GMIB reinsurance asset’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”).  The FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting periods as well as in annual financial statements.  This FSP also amends APB No. 28, “Interim Financial Reporting,” to require such disclosures in the summarized financial information at interim reporting periods.  The FSP is effective prospectively for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  An entity may adopt this FSP prior to its effective date only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” described below.  Management has decided not to implement this FSP prior to its effective date.

On April 9, 2009, the FASB also issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Earlier adoption is permitted only if an entity adopts FSP 157-4.  Management has decided not to implement this FSP prior to its effective date and is evaluating the impact of adoption.

Also on April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  An orderly transaction is one that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for such a transaction.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Earlier adoption is permitted only if an entity adopts either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28.  Management has decided not to implement this FSP prior to its effective date and is evaluating the impact of adoption.

3)	INVESTMENTS

For the first quarters of 2009 and 2008, investment income is presented net of investment expenses of $31.2 million and $45.5 million, respectively.

At March 31, 2009 and December 31, 2008, fixed maturities classified as available for sale had amortized costs of $39,602.5 million and $36,681.8 million, respectively.  Also at March 31, 2009 and December 31, 2008, respectively, Other equity investments included the General Account’s investment in Separate Accounts, with carrying values of $34.5 million and $39.8 million and costs of $43.9 million and $44.7 million, as well as other equity securities, with carrying values of $31.6 million and $43.9 million and costs of $32.1 million and $35.9 million.

At March 31, 2009 and December 31, 2008, respectively, AXA Financial Group’s trading account securities had amortized costs of $532.1 million and $514.5 million.

In the first quarters of 2009 and 2008, net unrealized and realized holding losses on trading account equity securities of $(44.4) million and $(85.8) million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first quarters of 2009 and 2008, proceeds received on sales of fixed maturities classified as available for sale totaled $1,818.2 million and $15.9 million, respectively.  Gross gains of $189.4 million and $1.9 million and gross losses of $(1.3) million and $(0.2) million were realized on these sales for the first quarters of 2009 and 2008, respectively.  Unrealized net investment losses related to fixed maturities classified as available for sale increased by $724.6 million during the first quarter of 2009, resulting in a balance of $3,992.6 million at March 31, 2009.

Investment valuation allowances for mortgage loans totaled $1.4 million at both January 1 and March 31, 2008; there were no changes in valuation allowances during first quarter 2008.  No mortgage related valuation allowances existed at any time during first quarter 2009.

Impaired mortgage loans without investment valuation allowances totaled $0.3 million at March 31, 2009.  During the first quarters of 2009 and 2008, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $0.2 million and `14.6 million.  Interest income recognized on these impaired mortgage loans totaled zero and $0.3 million for the first quarters of 2009 and 2008, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  There were no mortgage loans classified as nonaccrual loans at March 31, 2009 or December 31, 2008.

AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results and statutory liabilities.   The table below presents quantitative disclosures about the AXA Financial Group’s utilization of derivative contracts in first quarter 2009, followed by a contextual discussion of the objectives for their use.  None of the derivatives were designated as qualifying hedges under SFAS No. 133.

Derivative Instruments
At or For the Three Months Ended March 31, 2009
(In Millions)

		Fair Value of Derivative Instruments		Gains (Losses) On Derivative Instruments
Derivative Category	Notional Amount	Asset Derivatives	Liability Derivatives	Net Investment Income

Equity contracts (1):
Futures	$11,438.6	$-	$-	$1,165.8
Swaps	851.4	-	(100.4)	(84.6)
Options	8,050.0	1,072.4	(718.8)	(48.7)

Interest rate contracts (1):
Floors	21,000.0	433.1	-	(81.9)
Swaps	1,687.0	240.8	(20.7)	(178.4)
Futures	23,266.4	-	-	(797.6)
Other contracts (2):	-	-	(.8)	(.7)

	$66,293.4	$1,746.3	$(840.7)	$(26.1)

(1)  Reported in Other invested assets in the consolidated balance sheets.
(2)  Reported in Other assets in the consolidated balance sheets.

Margins or “spread” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Insurance Group currently uses interest rate floors to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Insurance Group utilizes hedging programs designed to mitigate a portion of the benefits exposure due to movements in the equity markets and interest rates on GMDB, GMIB and GWBL liabilities that have not been reinsured.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL features is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of election, being higher than what accumulated policyholders’ account balances would support.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, equity market volatility and interest rates.  A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, and exchange-traded options primarily to mitigate the adverse effects of equity market declines on the statutory liabilities.

In the ordinary course of executing its asset/liability management strategies, the Insurance Group uses various derivative contracts to reduce interest rate risk as related to General Account fixed maturities, including interest rate futures to protect against declines in interest rates on reinvestment and interest rate swaps to modify the duration and cash flows of existing holdings.  AXA Financial also uses interest rate swaps to reduce exposure to interest rate fluctuations on its long-term debt obligations.  The Insurance Group is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

AXA Financial Group is exposed to credit-related losses in the event of nonperformance by counterparties to derivative instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as Treasuries or those issued by government agencies.  At March 31, 2009, AXA Financial Group held $460.6 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.  In addition, AXA Financial Group also held approximately $214.1 million U.S. Treasury securities under these collateral agreements at March 31, 2009.  All outstanding equity-based and treasury futures contracts at March 31, 2009 are exchange-traded and net settled daily in cash.

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk.  AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally the current credit exposure of AXA Financial Group's derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.  A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to AXA Financial Group if the contract were closed.  Alternatively, a derivative contract with negative value (a derivative liability) indicates AXA Financial Group would owe money to the counterparty if the contract were closed.  However, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for net settlement.

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2009, was $68.2 million, for which AXA Financial Group had posted collateral of $66.2 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on March 31, 2009, AXA Financial Group would not have been required to post any additional  collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	March 31,	December 31,
	2009	2008
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$8,504.2	$8,544.8
Other liabilities	184.8	71.3
Total Closed Block liabilities	8,689.0	8,616.1

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value
(amortized cost of $5,632.4 and $5,517.6)	5,145.3	5,041.5
Mortgage loans on real estate	1,088.5	1,107.1
Policy loans	1,177.3	1,180.3
Cash and other invested assets	109.6	104.2
Other assets	462.5	472.4
Total assets designated to the Closed Block	7,983.2	7,905.5

Excess of Closed Block liabilities over assets designated to the Closed Block	705.8	710.6

Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred income tax benefit of $170.3 and $166.4 and policyholder dividend obligation of $0 and $(3.1)	(316.2)	(309.2)

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$389.6	$401.4

AXA Equitable Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2009	2008
	(In Millions)
REVENUES:
Premiums and other income	$99.9	$101.9
Investment income (net of investment expenses of $0 and $0.5)	120.2	125.9
Investment gains (losses), net	7.5	(.7)
Total revenues	227.6	227.1

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	208.9	209.0
Other operating costs and expenses	.6	.8
Total benefits and other deductions	209.5	209.8

Net revenues before income taxes	18.1	17.3
Income taxes	(6.3)	(6.1)
Net Revenues	$11.8	$11.2

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Balances, beginning of year	$-	$-
Applicable to net revenues	-	3.1
Unrealized investment losses	-	(3.1)
Balances, End of Period	$-	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	March 31,	December 31,
	2009	2008
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$6,906.9	$6,957.2
Policyholder dividend obligation	3.6	6.5
Other liabilities	114.8	40.4
Total Closed Block liabilities	7,025.3	7,004.1

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value (amortized cost of $4,021.5 and $3,986.7)	3,653.0	3,650.6
Mortgage loans on real estate	881.6	885.5
Policy loans	933.9	940.2
Cash and other invested assets	129.2	84.7
Other assets	350.6	355.4
Total assets designated to the Closed Block	5,948.3	5,916.4

Excess of Closed Block liabilities over assets designated to the Closed Block	1,077.0	1,087.7

Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred
income tax benefit of $82.5 and $81.5 and net of policyholder
dividend obligation of $132.7 and $103.3	(153.3)	(151.4)

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$923.7	$936.3

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

REVENUES:
Premiums and other income	$73.0	$79.5
Investment income (net of investment expenses of ($0 and $0)	82.8	86.5
Investment gains, net	27.5	.5
Total revenues	183.3	166.5

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	163.2	144.7
Other operating costs and expenses	.7	.6
Total benefits and other deductions	163.9	145.3

Net revenues before income taxes	19.4	21.2
Income taxes	(6.8)	(7.4)
Net Revenues	$12.6	$13.8

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Balances, beginning of year	$6.5	$129.4
Applicable to net revenues	26.5	4.8
Unrealized investment losses	(29.4)	(45.6)
Balances, End of Period	$3.6	$88.6

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations includes Wind-up Annuities, equity real estate held-for-sale and Enterprise.  The following table reconciles the Losses from discontinued operations, net of income taxes and Gain on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the first quarters of 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)
Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(1.5)	$-
Real estate held-for-sale	-	1.4
Disposal of business - Enterprise	(.4)	(2.6)
Total	$(1.9)	$(1.2)

Gain on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$6.3
Disposal of business - Enterprise	-	1.2
Total	$-	$7.5

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	March 31,	December 31,
	2009	2008
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value (amortized cost of $661.4 and $661.8)	$597.1	$602.1
Equity real estate	158.4	162.2
Other invested assets	2.5	2.5
Total investments	758.0	766.8
Cash and cash equivalents	116.4	-
Other assets	75.8	77.1
Total Assets	$950.2	$843.9

Policyholders liabilities	$715.1	$723.4
Other liabilities	235.1	120.5
Total Liabilities	$950.2	$843.9

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $5.1 and $4.6)	$15.6	$15.9
Other income	.1	-
Investment gains, net	-	.8
Total revenues	15.7	16.7

Benefits and other deductions	18.0	19.3
Losses charged to allowance for future losses	-	(2.6)
Pre-tax loss from operations	(2.3)	-
Income tax benefit	.8	-
Loss from Wind-up Annuities	$(1.5)	$-

AXA Financial Group’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of AXA Financial Group’s annual planning process.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses or earnings are recognized as (Losses) earnings from discontinued operations, net of income taxes in the consolidated statement of earnings.  At March 31, 2009, no allowance for future losses was necessary based upon projections of reasonably assured future net investing and operating cash flows.

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

Enterprise

In first quarter 2008, a change in the reserve estimate resulting in a benefit of $1.8 million pre-tax ($1.2 million post-tax) was recorded. In first quarter 2008, an impairment of $2.6 million pre-tax ($1.7 million post-tax) was recorded on intangible assets associated with investment management and distribution contracts based on estimated fair value.  Proceeds received on the disposition of the AXA Enterprise funds in first quarter 2008 totaled $3.3 million.  The balances of these intangible assets were zero at March 31, 2009 and December 31, 2008.

Real Estate Held-for-Sale

No real estate was held for sale at March 31, 2009 and December 31, 2008.

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB and/or GWBL features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2009	$987.3	$1,982.8	$2,970.1
Paid guarantee benefits	(81.8)	(20.1)	(101.9)
Other changes in reserve	216.6	1.7	218.3
Balance at March 31, 2009	$1,122.1	$1,964.4	$3,086.5

Balance at January 1, 2008	$254.4	$310.3	$564.7
Paid guarantee benefits	(18.3)	(.6)	(18.9)
Other changes in reserve	56.3	42.7	99.0
Balance at March 31, 2008	$292.4	$352.4	$644.8

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Balances, beginning of year	$94.7	$28.7
Paid guarantee benefits	(5.2)	(3.2)
Other changes in reserve	16.0	6.6
Balances, End of Period	$105.5	$32.1

The March 31, 2009 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return Of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,275	$579	$322	$987	$13,163
Separate Accounts	$18,607	$5,914	$3,890	$23,788	$52,199
Net amount at risk, Gross	$7,542	$3,658	$3,955	$15,587	$30,742

Net amount at risk, net of amounts
reinsured	$7,542	$3,326	$2,813	$15,541	$29,222
Average attained age of
contractholders	49.7	62.2	66.1	61.9	53.4
Percentage of contractholders
over age 70	7.7%	22.9%	40.1%	22.0%	12.7%

Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$66	$877	$943
Separate Accounts	N/A	N/A	$2,374	$30,426	$32,800
Net amount at risk, gross	N/A	N/A	$1,590	$3,465	$5,055
Net amount at risk, net of amounts
reinsured	N/A	N/A	$457	$2,903	$3,360
Weighted average years remaining
until annuitization	N/A	N/A	1.7	7.8	7.1
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

B)  Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$29,590	$31,402
Fixed income	3,882	3,964
Balanced	16,311	17,495
Other	2,416	2,499
Total	$52,199	$55,360

GMIB:
Equity	$17,954	$19,207
Fixed income	2,130	2,238
Balanced	11,626	12,887
Other	1,090	1,278
Total	$32,800	$35,610

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts, interest rate swap and floor contracts and other derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At March 31, 2009, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $42,200.0 million and $22,477.0 million, respectively, with the GMDB feature and $27,201.0 million and $2,921.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, gains or losses on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, which may contribute to earnings volatility.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2009	$202.9	$-	$202.9
Other changes in reserves	2.0	-	2.0
Balance at March 31, 2009	$204.9	$-	$204.9

Balance at January 1, 2008	$135.0	$-	$135.0
Other changes in reserves	24.0	-	24.0
Balance at March 31, 2008	$159.0	$-	$159.0

7)	FAIR VALUE DISCLOSURES

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$166.7	$32,649.3	$2,796.0	$35,612.0
Other equity investments	63.3	-	2.7	66.0
Trading securities	383.7	-	-	383.7
Other invested assets	357.9	666.0	433.1	1,457.0
Loans to affiliates	-	1,031.8	-	1,031.8
Cash equivalents	7,191.0	-	-	7,191.0
Segregated securities	2,222.2	-	-	2,222.2
GMIB reinsurance contracts	-	-	1,683.1	1,683.1
Separate Accounts’ assets	63,595.6	1,497.8	300.2	65,393.6
Total Assets	$73,980.4	$35,844.9	$5,215.1	$115,040.4

Liabilities
GWBL features’ liability	$-	$-	$260.1	$260.1
Total Liabilities	$-	$-	$260.1	$260.1

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At March 31, 2009, investments classified as Level 2 comprise approximately 31.2% of invested assets measured at fair value on a recurring basis and primarily included U.S. government and agency securities and corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.

At March 31, 2009 and December 31, 2008, respectively, the fair value of AXA Financial Group’s CMBS portfolio was $1,908.2 million and $2,089.7 million.  At March 31, 2009, no CMBS securities were transferred from Level 2 to Level 3 classification.  Since fourth quarter 2008, the lack of sufficient observable CMBS trading data and significant volatility in the pricing of isolated trades, made it difficult, at best, to validate prices of CMBS securities below the senior AAA tranche for which limited trading continued.  Consequently, AXA Financial instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs.  To provide for consideration of first quarter market transactions, the fair value measures of these CMBS securities at March 31, 2009 attributed a 10% weighting to the pricing sourced from the third party service.  This weighting of multiple valuation techniques is permitted both by SFAS No. 157 and FSP FAS 157-3 and produces a more representative measure of the fair values of these CMBS securities in the circumstances.   The fair value of these CMBS securities at March 31, 2009 was approximately $1,772.8 million.  The Level 2 classification continues to include approximately $2,661.0 million AAA-rated mortgage- and asset- backed securities, including AAA senior CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  In addition to the CMBS securities described above, included in the Level 3 classification at March 31, 2009 were approximately $620.0 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee.  Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivatives in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less the fees, adjusted for risk margins, attributable to the GWBL feature valued as an embedded derivative over a range of market-consistent economic scenarios.  The valuation of both the asset and liability just described incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of Separate Account funds.

The table below presents a reconciliation for all Level 3 assets for first quarter 2009:

Level 3 Instruments
2009 Fair Value Measurements
(In Millions)

	Fixed
	Maturities	Other	Other	GMIB	Separate	GWBL
	Available	Equity	Invested	Reinsurance	Accounts	Features’
	For Sale	Investments(1)	Assets	Asset	Assets	Liability

Balance, beginning of year	$3,047.8	$2.8	$547.0	$1,985.3	$334.7	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.6	-	(136.7)	-	-	-
Investment (losses)
gains, net	(3.9)	-	-	-	(32.2)	-
Change in fair value of
reinsurance contracts	-	-	-	(309.4)	-	-
Policyholders’ benefits	-	-	-	-	-	(14.4)
Subtotal	(3.3)	-	(136.7)	(309.4)	(32.2)	(14.4)
Other comprehensive
income	(179.2)	.1	-	-	-
Purchases/issuances and
sales/settlements, net	29.0	(.1)	22.8	7.2	(3.2)	1.9
Transfers into/out of
Level 3(2)	(98.3)	(.1)	-	-	.9	-
Balance, March 31, 2009	$2,796.0	$2.7	$433.1	$1,683.1	$300.2	$260.1

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for first quarter 2009 by category for Level 3 assets and liabilities still held at March 31, 2009:

	Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-	Policy-
	Investment	(Losses),	Reinsurance	hensive	holder
	Income	Net	Contracts	Income	Benefits
	(In Millions)
Level 3 Instruments
Still Held at March 31, 2009:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(179.3)	$-
Other equity investments	-	-	-	.1	-
Other invested assets	(113.9)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(302.2)	-	-
Separate Accounts’ assets	-	(32.2)	-	-	-
GWBL features’ liability	-	-	-	-	(14.4)
Total	$(113.9)	$(32.2)	$(302.2)	$(179.2)	$(14.4)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In first quarter 2009, no assets were measured at fair value on a non-recurring basis.

8)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified and non-qualified plans follow:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Service cost	$14.1	$14.6
Interest cost on projected benefit obligations	48.1	48.3
Expected return on assets	(35.5)	(57.2)
Net amortization and deferrals	28.7	12.4
Net Periodic Pension Expense	$55.4	$18.1

Components of net postretirement benefits costs follow:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Service cost	$.6	$.7
Interest cost on accumulated postretirement benefit obligation	8.8	8.9
Net amortization and deferrals	.6	.9
Net Postretirement Benefits	$10.0	$10.5

Components of net postemployment benefits costs follow:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Service cost	$1.2	$1.2
Interest cost on projected benefit obligations	.4	.4
Net Periodic Postemployment Costs	$1.6	$1.6

9)	SHARE-BASED COMPENSATION PROGRAMS

For the first quarters of 2009 and 2008, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $5.9 million and $14.8 million.

On March 20, 2009, approximately 1.7 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 10.00 euros.  Approximately 1.4 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.3 million have a four-year cliff vesting term.  In addition, approximately 0.2 million of the total options awarded on March 20, 2009 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 20, 2009 and March 20, 2013.  All of the options granted on March 20, 2009 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $2.57 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 57.5%, a weighted average expected term of 5.5 years, an expected dividend yield of 10.69% and a risk-free interest rate of 2.74%.  The total fair value of this award, net of expected forfeitures, of approximately $3.7 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In first quarter 2009, the expense associated with the March 20, 2009 grant of options was approximately $0.8 million.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2011.  In first quarter 2009, the expense associated with the March 20, 2009 grant of performance units was approximately $2.0 million.

10)	INCOME TAXES

AXA Financial Group has utilized a discrete effective tax rate method, as allowed by APB No. 28 and FIN 18 (as amended), “Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28,” to calculate taxes for the first quarter of 2009.  Management believes that, at this time, the use of this discrete method is more appropriate than the annual year effective tax rate method.  The estimated annual effective tax rate would not be reliable due to its sensitivity to minimal changes to forecasted annual pre-tax earnings.  Under the discrete method, AXA Financial Group determines the tax expense based upon actual results as if the interim period were an annual period. The tax benefit for the 2009 quarter was greater than the expected tax benefit primarily due to the Separate Account dividends received deduction.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2008, except as described below:

In Wiggenhorn, in April 2009, plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States.

In the Meola consolidated wage and hour litigation, in May 2009, a hearing on the motion for preliminary approval of the settlement was held, at which the Court requested further modifications to the proposed class notices.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2008, and believes that the ultimate resolution of the litigation described therein involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2008 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

In addition to the matters described above and in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2008, lawsuits continue to be filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  The resolution of lawsuits alleging these and other claims in the past have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such pending matter is likely to have a material adverse effect on AXA Financial Group’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

12)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$1,699.6	$3,265.1
Investment Management (1)	601.2	1,034.4
Consolidation/elimination	(6.1)	(21.4)
Total Revenues	$2,294.7	$4,278.1

(1) Net of interest expense incurred on securities borrowed.

Segment (losses) earnings from continuing operations before
income taxes:
Financial Advisory/Insurance	$(100.5)	$800.4
Investment Management	11.1	250.8
Consolidation/elimination	-	(.5)
Total (Losses) Earnings from Continuing Operations
before Income Taxes	$(89.4)	$1,050.7

	March 31,	December 31,
	2009	2008
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$140,642.0	$144,467.7
Investment Management	12,825.9	13,377.3
Consolidation/elimination	(17.0)	(21.5)
Total Assets	$153,450.9	$157,823.5

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in AXA Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

INTRODUCTION

Economic and market conditions remained difficult during the first quarter of 2009. The global financial markets continued to experience declines and disruption, accompanied by continued volatility and illiquidity. AXA Financial Group's businesses and consolidated results of operations have been and will likely continue to be adversely affected by the current difficult economic environment.

In addition to the measures taken by management during 2008, during first quarter 2009, management continued to take actions designed to mitigate the impact of the current economic conditions. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction" in the 2008 Form 10-K.

GENERAL

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts, interest rate swap and floor contracts and other derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risk on products and from 2001 forward, to the extent such risks are not reinsured.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the derivatives used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

The first quarter 2009 decreases in the consolidated net earnings attributable to AXA Financial and the Financial Advisory/Insurance segment were largely attributed to substantially lower increases in the fair values of derivative instruments used to hedge the GMDB/GMIB riders that are reported at fair value.  Reserves for the GMDB/GMIB liabilities are not reported on a fair value basis under U.S. GAAP but rather on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts.  Consequently, the U.S. GAAP reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  Also under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value.  The framework for determining their fair value was modified as required by SFAS No. 157, effective January 1, 2008.  The 2008 increase in the reinsurance contracts fair value included the initial increase in fair value related to SFAS No. 157 as well as the increases related to market conditions during the year.  Thus, the GMIB reinsurance contracts are also reflected on a basis inconsistent with the gross reserves for the GMIB liabilities under U.S. GAAP.

The consolidated earnings narrative that follows discusses the results for first quarter 2009 compared to the comparable 2008 period’s results.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2009 Compared to First Quarter 2008

There was a $39.1 million net loss attributable to the AXA Financial Group in first quarter 2009, a difference of $658.0 million from the $58.0 million of net earnings attributable to AXA Financial Group during first quarter 2008.

Net earnings attributable to the noncontrolling interest was $4.8 million in first quarter 2009 as compared to $87.7 million in the 2008 period; the decrease was principally due to lower AllianceBernstein earnings.

A total enterprise net loss of $34.3 million was reported in first quarter 2009, a decrease of $740.9 million from the $706.6 million of net earnings reported for first quarter 2008.  The first quarter 2008 net earnings included $68.2 million related to the positive earnings impact of the January 1, 2008 adoption SFAS No. 157 on the GMIB reinsurance asset’s fair value (net of the related increases of $104.3 million in DAC amortization and $36.5 million in income taxes).

In the first quarters of 2009 and 2008, respectively, for discontinued operations, post-tax gains of zero and $1.2 million were recognized related to the disposition of AXA Enterprise Funds with post-tax losses of $0.4 million and $2.6 million from Enterprise operations reported in the same respective periods.  Post-tax earnings from real estate held for sale were $1.4 million for first quarter of 2008; there were no such earnings in first quarter 2009.

Income taxes in first quarter 2009 was a benefit of $57.0 million compared to an income tax expense of $350.4 million in first quarter 2008. The change was primarily due to the change in pre-tax (loss) earnings. Income taxes in first quarter 2009 were determined using a discrete effective tax rate method while an annual effective rate method was used in first quarter 2008. The tax benefit for the 2009 quarter was greater than the expected tax benefit primarily due to the Separate Account dividends received deduction.

Loss from continuing operations before income taxes was $89.4 million for first quarter 2009, a decrease of $1.14 billion from the $1.05 billion in pre-tax earnings reported for the year earlier quarter.  The Financial Advisory/Insurance segment’s loss from continuing operations of $100.5 million in first quarter 2009, $900.9 million lower than first quarter 2008’s earnings of $800.4 million, was primarily due to lower investment income resulting from losses on derivative instruments, a decline in the fair value of the reinsurance contracts and lower commissions, fees and other income partially offset by lower DAC amortization as well as investment gains in first quarter 2009 instead of the 2008 quarter’s losses.  The Investment Management segment’s earnings from continuing operations were $11.1 million in first quarter 2009, $239.7 million lower than in first quarter 2008, principally due to lower investment advisory and services fees partially offset by lower compensation and benefits at AllianceBernstein in the 2009 quarter.

Revenues.  In first quarter 2009, revenues decreased $1.98 billion to $2.29 billion primarily due to the $1.57 billion decrease for the Financial Advisory/Insurance segment and to the $433.2 million decrease for the Investment Management segment.  The revenue decline to $1.70 billion for the Financial Advisory/Insurance segment was principally due to lower net investment income, a decrease in the fair value of the reinsurance contract as compared to an increase in the 2008 quarter, and lower commissions, fees and other income partially offset by investment gains rather than losses in first quarter 2009 while the decrease in revenues to $601.2 million for the Investment Management segment resulted principally as lower investment advisory and services fees and lower distribution revenues at AllianceBernstein were partially offset by lower losses on its trading portfolio.

Policy fee income totaled $728.8 million in first quarter 2009, $46.0 million lower than for first quarter 2008.  This decrease resulted from lower fees earned on lower average Separate Account balances due primarily to market depreciation during 2008, partially offset by higher life insurance charges and higher GMDB/GMIB fees.

Net investment income decreased $890.4 million to $484.0 million in first quarter 2009 from the $1.37 billion reported in the 2008 period as the $900.2 million decrease in the Financial Advisory/Insurance segment’s revenues was partially offset by a $8.6 million increase in investment income in the Investment Management segment.  The Financial Advisory/Insurance segment’s decrease was primarily due to the decrease in the fair value of derivative instruments (a $23.3 million decline in fair value in first quarter 2009 as compared to an increase of $691.6 million in first quarter 2008).  Further respective decreases of $171.2 million, $16.2 million, $13.2 million and $10.2 million were reported in investment income related to limited partnerships, short-term investments, mortgage loans and fixed maturities, partially offset by the $17.4 million decrease in investment losses on Separate Accounts surplus.  The Investment Management segment’s increase was primarily due to a $23.0 million decrease in mark-to-market losses on trading account securities in first quarter 2009 partially offset by $11.6 million lower interest earned on stock borrowing and loan activity at AllianceBernstein.

Investment gains totaled $169.2 million in first quarter 2009, as compared to losses of $14.3 million in the prior year’s comparable quarter primarily due to gains rather than losses in the Financial Advisory/Insurance segment and slightly higher gains in the Investment Management segment.  There were $161.7 million of investment gains for the Financial Advisory/Insurance segment in first quarter 2009 as compared to losses of $20.5 million in first quarter 2008 primarily due to $189.7 million of gains from the sale of General Account fixed maturities, up from $6.6 million in the year earlier period, partially offset by higher writedowns on fixed maturities ($27.5 million in first quarter 2009 as compared to $25.7 million in first quarter 2008).  The Investment Management segment’s increase resulted from gains on investment sales offset by the absence of $1.5 million in non-cash gains in first quarter 2008 that had resulted from the issuance of units to AllianceBernstein’s employees under long-term incentive plans during that period.  With the adoption of SFAS No. 160 in 2009, such increases and decreases in the noncontrolling interest are treated as changes in equity rather than as gains or losses, as was the previous accounting practice.

Commissions, fees and other income decreased $505.6 million to $839.2 million in first quarter 2009 with $76.6 million lower income in the Financial Advisory/Insurance segment and a $443.1 million decrease in the Investment Management segment.  The Financial Advisory/Insurance segment decrease to $220.0 million in first quarter 2009 was principally due to $75.2 million lower gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.  The Investment Management segment decrease was due to the $372.2 million, $51.2 million and $12.7 million respective decreases in investment advisory and services fees, distribution revenues and institutional research services income at AllianceBernstein in first quarter 2009 as compared to first quarter 2008.  The 45.5% decrease to $445.0 million in investment advisory and services fees was primarily due to a 44.1% decrease in average assets under management (“AUM”) and the impact of a change in product mix partially offset by slightly higher performance-based fees ($12.3 million and $7.7 million in the 2009 and 2008 quarters, respectively).  The decline in distribution revenues to $58.1 million was principally due to lower average mutual fund AUM and was split approximately evenly between U.S. and non-U.S. services.  The decrease to $105.6 million in institutional research services revenues related to lower trading activity by hedge fund clients.

In first quarter 2009, there was a $302.2 million decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $406.1 million increase in their fair value in first quarter 2008; both quarters’ changes reflected market fluctuations, However, the 2008 period’s increase also included the January 1, 2008 increase of $209.2 million related to the fair value adjustment of the GMIB reinsurance contracts upon the adoption of SFAS No. 157.

Benefits and Other Deductions.  Total benefits and other deductions decreased $843.3 million in first quarter 2009 to $2.38 billion principally due to the Financial Advisory/Insurance segment’s reported decrease of $664.6 million primarily due to lower DAC and VOBA amortization in first quarter 2009 supplemented by the $193.5 million decline in the Investment Management segment.

Policyholders’ benefits totaled $940.6 million, an increase of $80.4 million from the $860.2 million reported for first quarter 2008.  The increase was principally due to an increase in the GMDB/GMIB reserves, higher death claims and an increase in policyholder dividends.

Total compensation and benefits decreased $115.8 million to $568.8 million in first quarter 2009 due to the decrease of $116.2 million for the Investment Management segment.  The Investment Management segment’s decrease in first quarter 2009 to $325.4 million resulted from: a $60.3 million decrease in incentive compensation at AllianceBernstein due to lower headcount, lower estimated year-end cash bonus payments and lower deferred compensation expense; $40.3 million lower commission expense reflecting lower sales volume across all three distribution channels; and a $19.3 million decrease in base compensation, fringe benefits and other employment costs due to lower salaries, lower fringe benefits reflecting lower compensation levels and lower recruitment costs, partially offset by higher severance costs due to workforce reductions.  Compensation and benefits for the Financial Advisory/Insurance segment was flat quarter over quarter as decreases in salaries and incentive compensation were offset by higher pension plan expenses.

For first quarter 2009, commissions in the Financial Advisory/Insurance segment totaled $264.1 million, a decrease of $86.9 million from first quarter 2008 principally due to lower sales of interest-sensitive life insurance and variable annuity products.

There was a $36.8 million decline in distribution plan payments in the Investment Management segment, from $79.2 million in first quarter 2008 to $42.4 million in first quarter 2009.  The decrease resulted from lower average Retail Services’ AUM at AllianceBernstein.

Interest expense rose $21.8 million to $76.6 million in first quarter 2009 as compared to $54.8 million in the comparable 2008 quarter, with the Financial Advisory/Insurance segment’s $28.5 million increase being partially offset by the Investment Management segment’s $6.7 million decline.  The increase to $64.4 million for the Financial Advisory/Insurance segment was due to a $34.4 million increase related to interest on the fourth quarter 2008 borrowings from AXA offset by the absence of interest on the $250 million Senior Note and AXA Equitable’s short-term promissory note, both repaid in 2008.  The Investment Management segment’s decrease was the result of significantly lower interest rates and lower short-term borrowing levels in first quarter 2009 as compared to first quarter 2008 at AllianceBernstein.

DAC and VOBA amortization totaled $118.9 million in first quarter 2009, a decrease of $713.4 million from the $832.3 million reported in the corresponding 2008 quarter.  In first quarter 2008, the increase in DAC amortization was due to a material increase in the fair value of the derivative instruments associated with the GMDB/GMIB hedging program and of the related GMIB reinsurance contracts.  In first quarter 2009, the level of amortization for the DAC associated with the Accumulator® products was lower in part due to a change in amortization basis in fourth quarter 2008 and to lower projected future costs of hedging the GMIB feature of the Accumulator® products as higher interest rates have reduced the projected hedge levels. Due primarily to the significant decline in Separate Accounts balances during 2008, future estimated gross profits for certain issue years for the Accumulator® products are expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products.

For universal life insurance products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative during the contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of March 31, 2009, current projections of future average gross market returns assume a 15% return for the next three quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after nine quarters.

In addition, projections of future mortality assumptions related to variable and interest-sensitive life insurance products are based on a long-term average of actual experience.  This assumption is updated quarterly to reflect recent experience as it emerges.  Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization.  Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization.  Generally, life mortality experience has been improving in recent years.

Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread.

DAC capitalization totaled $304.0 million, a decrease of $80.0 million from the $384.0 million reported in first quarter 2008 primarily due to lower sales of interest-sensitive life insurance and variable annuity products.

The $60.0 million decrease in other operating costs and expenses resulted from decreases of $44.6 million and $30.2 million for the Financial Advisory/Insurance and Investment Management segments, respectively.  The decrease in the Financial Advisory/Insurance segment was principally due to lower sub-advisory fees at EQAT and VIP Trust due to the declines in average asset balances as well as lower advertising, legal and travel expenses, partially offset by higher consulting fees.  The Investment Management segment’s decrease in first quarter 2009 primarily resulted from lower travel and entertainment expenses and lower distribution costs at AllianceBernstein.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for first quarter 2009 were $3.93 billion, a decrease of $885.0 million from the $4.82 billion in the 2008 quarter while total first year premiums and deposits decreased $804.7 million to $2.54 billion in first quarter 2009 from $3.34 billion in first quarter 2008.  The annuity lines’ first year premiums and deposits decreased $772.0 million to $2.42 billion principally due to a $768.8 million decrease in sales of variable annuities ($704.3 million in the wholesale and $64.5 million in the retail channel) due to the difficult economic and market environment and actions taken by management in response thereto.  First year premiums and deposits for the life insurance products decreased $29.1 million, with the $22.3 million decrease in sales of interest-sensitive life insurance products in the wholesale channel and the $13.8 million decrease in variable life insurance sales in the retail channel being partially offset by a $10.1 million increase in first year interest-sensitive life insurance sales in the retail channel.

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

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $560.1 million, from $2.39 billion in first quarter 2008 to $1.40 billion for first quarter 2009.  There were $561.2 million and $14.0 million decreases in individual annuities and variable and interest-sensitive life insurance surrenders and withdrawals, respectively, with an increase of $15.1 million reported for the traditional life insurance line.  The annualized annuities surrender rate decreased to 7.8% in first quarter 2009 from 8.1% in first quarter 2008.  The individual life insurance products’ annualized surrender rate remained unchanged at 4.5% in both periods.  The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	March 31,
	2009	2008

Third party	$361,137	$672,932
General Account and other	61,285	54,857
Insurance Group Separate Accounts	65,415	92,748
Total Assets Under Management	$487,837	$820,537

Third party assets under management at March 31, 2009 decreased $311.80 billion from March 31, 2008 primarily due to market depreciation and net outflows.  General Account and other assets under management increased $6.43 billion from first quarter 2008.  The $27.33 billion decrease in Insurance Group Separate Account assets under management at the end of first quarter 2009 as compared to March 31, 2008 resulted from decreases in EQAT’s and other Separate Accounts’ AUM due to market depreciation.

AllianceBernstein assets under management at the end of first quarter 2009 totaled $410.7 billion as compared to $735.3 billion at March 31, 2008 with market depreciation of $261.7 billion and net outflows of $62.9 billion.  The gross outflows of $62.1 billion, $44.4 billion and $17.8 billion in institutional investment, retail and private client channels, respectively, were partially offset by inflows of $31.7 billion, $20.3 billion and $9.4 billion, respectively.  Non-US clients accounted for 37.4% of the March 31, 2009 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial.  On March 31, 2008, AXA Financial issued a $250.0 million short-term note to AXA.  The note, which matured on June 16, 2008, bore interest at the rate of three-month LIBOR plus 10 basis points.  The funds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.

The Insurance Group.  On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On March 31, 2009, AXA Bermuda utilized the entire $500.0 million under this facility for a 30-day term to meet its short-term cash requirements.  On April 30, 2009, the term was extended for an additional 30-day period. On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility. No additional amounts have been utilized.

At March 31, 2009, AXA Equitable had no short-term debt or commercial paper outstanding.  AXA Equitable’s $350.0 million short-term debt, of which $101.7 million was reported in the discontinued Wind-up Annuities business, bore interest at a rate of three-month LIBOR plus 60 basis points and was repaid on September 23, 2008.

Members of the Insurance Group monitor their capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.

AllianceBernstein.  For the three months ended March 31, 2009 and 2008, respectively, cash flows included inflows of zero and $4.6 million representing additional investments by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $0.6 million and $4.9 million to fund deferred compensation plans.  Cash flows in the first quarter of 2009 and 2008, respectively, also included $10.6 million and $31.7 million from the issuance of commercial paper and the $66.0 million and $98.0 million of proceeds from short-term bank loans.  Capital expenditures at AllianceBernstein were $28.7 million in first quarter 2009 compared to $22.4 million in first quarter 2008.  Proceeds from net sales of investments totaled $0.3 million in the 2009 quarter as compared to $4.7 million in the year earlier quarter.  Available cash flow for cash distributions from AllianceBernstein totaled $99.2 million and $308.0 million for first quarter 2009 and 2008, respectively.

At March 31, 2009 and 2008, respectively, AllianceBernstein had $295.9 million and $571.6 million under its commercial paper program outstanding; $50.0 million was outstanding under its revolving credit facility at March 31, 2009.  At March 31, 2009 and 2008, respectively, AllianceBernstein had $16.0 million and $98.0 million of short-term debt related to SCB LLC’s outstanding bank loan.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of March 31, 2009.

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

See Note 11 of Notes to Consolidated Financial Statements contained herein.  Except as disclosed in Note 11 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2008 Form 10-K.

Item 1A.	Risk Factor

There have been no material changs to the risk factors described in Item 1A, “Risk Factors,” included in the 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction H to Form 10-Q.

Item 5.	Other Information
None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2009	AXA FINANCIAL, INC.

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 11, 2009		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer