Form 10-Q
period 2009-06-30
AXA FINANCIAL INC
filed 2009-08-11
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2009

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

As of August 11, 2009, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
	• Consolidated Balance Sheets, June 30, 2009 and December 31, 2008	4
	• Consolidated Statements of Earnings, Three Months and Six Months Ended
	June 30, 2009 and 2008	6
	• Consolidated Statements of Equity,
	Six Months Ended June 30, 2009 and 2008	8
	• Consolidated Statements of Cash Flows, Six Months Ended
	June 30, 2009 and 2008	9
	• Notes to Consolidated Financial Statements	11

Item 2:	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (“Management Narrative”)	49

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	57

Item 4(T):	Controls and Procedures	57

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	58

Item 1A:	Risk Factors	58

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds *	58

Item 3:	Defaults Upon Senior Securities *	58

Item 4:	Submission of Matters to a Vote of Security Holders *	58

Item 5:	Other Information	58

Item 6:	Exhibits	59

SIGNATURES		60

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$36,743.3	$33,415.9
Mortgage loans on real estate	5,069.4	5,174.0
Equity real estate, held for the production of income	430.5	370.3
Policy loans	4,992.4	5,045.2
Other equity investments	1,597.1	1,789.9
Trading securities	540.8	322.7
Other invested assets	2,815.9	3,425.1
Total investments	52,189.4	49,543.1
Cash and cash equivalents	5,034.2	10,061.2
Cash and securities segregated, at fair value	1,246.1	2,572.6
Broker-dealer related receivables	998.7	1,020.4
Deferred policy acquisition costs	8,837.7	8,503.3
Goodwill and other intangible assets, net	5,288.8	5,316.1
Value of business acquired	542.5	666.5
Amounts due from reinsurers	4,212.1	4,286.6
Loans to affiliates	1,200.0	1,143.5
Other assets	4,524.9	5,095.8
Separate Accounts’ assets	74,418.0	69,614.4

Total Assets	$158,492.4	$157,823.5

LIABILITIES
Policyholders’ account balances	$28,014.6	$28,258.8
Future policy benefits and other policyholders liabilities	25,626.8	26,274.6
Broker-dealer related payables	356.8	934.8
Customers related payables	1,698.0	2,753.1
Short-term and long-term debt	1,524.4	1,625.8
Loans from affiliates	5,230.0	4,530.0
Income taxes payable	1,579.9	2,892.5
Other liabilities	5,828.5	6,303.0
Noncontrolling interest subject to redemption rights	-	135.0
Separate Accounts’ liabilities	74,418.0	69,614.4
Total liabilities	144,277.0	143,322.0

Commitments and contingent liabilities (Note 11)

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In Millions)
EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	690.7	1,298.9
Retained earnings	12,418.3	14,448.8
Accumulated other comprehensive loss	(2,240.1)	(2,854.4)
Treasury shares, at cost	(54.4)	(58.3)
Total AXA Financial, Inc. equity	10,818.4	12,838.9
Noncontrolling interest	3,397.0	1,662.6
Total equity	14,215.4	14,501.5

Total Liabilities and Equity	$158,492.4	$157,823.5

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Millions)
REVENUES
Universal life and investment-type
product policy fee income	$783.6	$800.1	$1,512.4	$1,574.9
Premiums	361.3	376.5	737.0	768.8
Net investment (loss) income:
Investment (loss) income from
derivative instruments	(4,069.4)	(138.3)	(4,095.5)	552.1
Other investment income	742.8	763.6	1,252.9	1,447.6
Total net investment (loss) income	(3,326.6)	625.3	(2,842.6)	1,999.7
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(86.1)	(39.6)	(113.6)	(65.3)
Portion of loss recognized in other
comprehensive income	3.3	-	3.3	-
Net impairment losses recognized	(82.8)	(39.6)	(110.3)	(65.3)
Other investment gains, net	2.3	16.3	199.0	27.7
Total investment (losses) gains, net	(80.5)	(23.3)	88.7	(37.6)
Commissions, fees and other income	866.0	1,310.9	1,705.2	2,655.7
(Decrease) increase in fair value of
reinsurance contracts	(417.7)	(221.3)	(719.9)	184.8
Total revenues	(1,813.9)	2,868.2	480.8	7,146.3

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	172.9	740.2	1,113.5	1,600.4
Interest credited to policyholders’ account balances	288.6	288.9	573.7	582.1
Compensation and benefits	596.0	673.2	1,164.8	1,357.8
Commissions	221.1	343.1	485.2	694.1
Distribution plan payments	48.8	78.7	91.2	157.9
Amortization of deferred sales commissions	13.8	20.5	28.7	42.5
Interest expense	75.6	48.4	152.2	103.2
Amortization of deferred policy acquisition costs
and value of business acquired	(168.4)	(282.6)	(49.5)	549.7
Capitalization of deferred policy acquisition costs	(240.7)	(376.8)	(544.7)	(760.8)
Rent expense	68.1	71.7	143.4	144.4
Amortization of other intangible assets	10.1	9.8	19.8	19.5
Other operating costs and expenses	276.1	315.5	567.8	667.2
Total benefits and other deductions	1,362.0	1,930.6	3,746.1	5,158.0

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Millions)

(Loss) earnings from continuing operations
before income taxes	$(3,175.9)	$937.6	$(3,265.3)	$1,988.3
Income tax benefit (expense)	1,180.8	(277.7)	1,237.8	(628.1)

(Loss) earnings from continuing operations,
net of income taxes	(1,995.1)	659.9	(2,027.5)	1,360.2
Losses from discontinued operations,
net of income taxes	(1.6)	(.4)	(3.5)	(1.6)
(Losses) gains on disposal of discontinued operations,
net of income taxes	-	(1.7)	-	5.8

Net (loss) earnings	(1,996.7)	657.8	(2,031.0)	1,364.4
Less: net earnings attributable to the
noncontrolling interest	(69.0)	(127.5)	(73.8)	(215.2)

Net (Loss) Earnings Attributable to AXA Financial	$(2,065.7)	$530.3	$(2,104.8)	$1,149.2

Amounts attributable to AXA Financial:
(Loss) earnings from continuing operations,
net of income taxes	$(2,064.1)	$532.4	$(2,101.3)	$1,145.0
Losses from discontinued operations,
net of income taxes	(1.6)	(.4)	(3.5)	(1.6)
(Losses) gains on disposal of discontinued operations,
net of income taxes	-	(1.7)	-	5.8

Net (Loss) Earnings	$(2,065.7)	$530.3	$(2,104.8)	$1,149.2

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

EQUITY
AXA Financial, Inc. Equity:
Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	1,298.9	1,250.0
Sale of AllianceBernstein Units to noncontrolling interest	(619.4)	-
Changes in capital in excess of par value	11.2	22.9
Capital in excess of par value, end of period	690.7	1,272.9

Retained earnings, beginning of year	14,448.8	10,863.8
Net (loss) earnings attributable to AXA Financial, Inc.	(2,104.8)	1,149.2
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	74.3	-
Retained earnings, end of period	12,418.3	12,013.0

Accumulated other comprehensive loss, beginning of year	(2,854.4)	(478.8)
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	(74.3)	-
Other comprehensive income (loss) attributable to AXA Financial, Inc.	688.6	(577.9)
Accumulated other comprehensive loss, end of period	(2,240.1)	(1,056.7)

Treasury shares at cost, beginning of year	(58.3)	(116.9)
Changes in treasury shares	3.9	48.8
Treasury shares at cost, end of period	(54.4)	(68.1)

Total AXA Financial, Inc. equity, end of period	10,818.4	12,165.0

Noncontrolling interest, beginning of year	1,662.6	1,681.2
Purchase of AllianceBernstein Units by noncontrolling interest	1,552.9	31.2
Purchase of AllianceBernstein Put	135.0	-
Net earnings attributable to noncontrolling interest	73.8	215.2
Dividends paid to non-controlling interest	(58.6)	(208.4)
Capital contributions	3.5	21.6
Other comprehensive income attributable to noncontrolling interest	3.9	.5
Other changes in noncontrolling interest	23.9	7.8

Noncontrolling interest, end of period	3,397.0	1,749.1

Total Equity, End of Period	$14,215.4	$13,914.1

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

Net (loss) earnings	$(2,031.0)	$1,364.4
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Interest credited to policyholders’ account balances	573.7	582.1
Universal life and investment-type product policy fee income	(1,512.4)	(1,574.9)
Net change in broker-dealer customer related receivables/payables	(1,308.3)	(714.3)
Change in investment income related to derivative instruments	4,211.8	(552.1)
Investment (gains) losses, net	(88.7)	37.8
Change in segregated cash and securities, net	1,326.5	570.4
Change in deferred policy acquisition costs and
value of business acquired	(594.2)	(211.1)
Change in future policy benefits	(576.0)	84.0
Change in income taxes payable	(1,375.8)	475.6
Equity loss (income) in other limited partnerships	198.0	(40.7)
Amortization of deferred sales commission	28.7	42.5
Other depreciation and amortization	115.4	93.3
Amortization of other intangibles	19.7	19.5
Change in fair value of guaranteed minimum income benefit
reinsurance contracts	719.9	(184.8)
Other, net	132.8	55.9

Net cash (used in) provided by operating activities	(159.9)	47.6

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,352.9	1,318.2
Sales of investments	2,918.4	697.3
Purchases of investments	(6,225.6)	(1,867.3)
Cash settlements related to derivative instruments	(4,106.9)	626.9
Change in short-term investments	(15.3)	(2.4)
Decrease in loans to affiliates	11.5	-
Increase in loans to affiliates	(1.5)	(2.4)
Change in capitalized software, leasehold improvements and
EDP equipment	(105.4)	(82.0)
Other, net	46.0	(41.7)

Net cash (used in) provided by investing activities	(6,125.9)	646.6

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 - CONTINUED
(UNAUDITED)

	2009	2008
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,226.8	$2,194.5
Withdrawals and transfers to Separate Accounts	(1,617.3)	(1,448.6)
Sale of AllianceBernstein Units	600.0	-
Repayments of long-term debt	-	(250.0)
Proceeds from loans from affiliates	1,600.0	250.0
Repayment of loans from affiliates	(900.0)	(65.0)
Decrease in collateralized pledged liabilities	(612.0)	-
Other, net	(38.7)	(210.2)

Net cash provided by financing activities	1,258.8	470.7

Change in cash and cash equivalents	(5,027.0)	1,164.9
Cash and cash equivalents, beginning of year	10,061.2	2,055.8

Cash and Cash Equivalents, End of Period	$5,034.2	$3,220.7

Supplemental cash flow information
Interest Paid	$52.1	$66.0
Income Taxes Paid	$37.7	$185.0

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Events and transactions subsequent to the balance sheet date have been evaluated by management, for purpose of recognition or disclosure in these consolidated financial statements, through their date of issue on August 11, 2009.

On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the final 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, Minority interest subject to redemption rights totaling $135.0 million were reclassified as noncontrolling interests in first quarter 2009.

On March 30, 2009, AXA Financial Group sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  Proceeds received on this transaction totaled $600.0 million.  AXA Financial Group’s book value of these units on the date of the sale was $1,552.9 million.  As a result of the sale, AXA Financial Group recorded a charge to Capital in excess of par value of $619.4 million (net of a deferred tax benefit of $333.5 million).  AXA Financial Group’s economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in AXA Financial’s consolidated financial statements.

The terms “second quarter 2009” and “second quarter 2008” refer to the three months ended June 30, 2009 and 2008, respectively.  The terms “first half of 2009” and “first half of 2008” refer to the six months ended June 30, 2009 and 2008, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Effective December 31, 2008, AXA Financial Group adopted FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” an amendment of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”.  The FSP broadens the other-than-temporary impairment assessment for interests in securitized financial assets within the scope of EITF 99-20 to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.   Debt securities with amortized cost and fair values of approximately $2,121.6 million and $1,532.2 million, respectively at June 30, 2009 and $1,996.0 million and $1,403.8 million, respectively at December 31, 2008 comprised the population subject to this amendment.  Adoption of the FSP did not have an impact on AXA Financial Group’s consolidated results of operations or financial position.

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

Effective January 1, 2009, AXA Financial Group began implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 required AXA Financial Group to:
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

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented.  As a result of the implementation of SFAS No. 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 and 2007 increased by $1,662.6 million and $1,681.2 million, respectively, representing noncontrolling interest, and total liabilities at December 31, 2008 and 2007 decreased by $1,662.6 million and $1,681.2 million, respectively, as a result of the elimination of minority interest.  Also as a result of the adoption of SFAS No. 160, for second quarter and the six months ended June 30, 2008, respectively, (Loss) earnings from continuing operations, net of income taxes increased by $127.5 million and $215.2 million and net earnings attributable to the noncontrolling interest increased by $127.5 million and $215.2 million.  In 2009, the EITF will consider a topic entitled “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”.  This issue will consider the treatment of Separate Account arrangements that involve ownership by the Separate Account of more than 50% of its mutual fund shares.

Issued in May 2009, SFAS No. 165, “Subsequent Events,” established general principles for evaluation, recognition, and disclosure of events or transactions that occur after the balance sheet but before the financial statements are issued (for “public” entities) or “available to be issued.”  SFAS No. 165 does not significantly change the accounting for or reporting of subsequent events but requires that explicit disclosure be made of the date through which subsequent events have been evaluated and the basis for that date.  SFAS No. 165 was effective prospectively for interim financial periods ending after June 15, 2009 and is applied in these consolidated financial statements.

Effective second quarter 2009, AXA Financial Group implemented FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”), that extends to interim reporting periods and amends the annual disclosure requirements about the fair value of financial instruments, including the method(s) and significant assumptions used to estimate fair value.  FSP 107-1 requires presentation of comparative disclosures only for periods ending after initial adoption.  The disclosures required by FSP 107-1 are provided in Note 7 of Notes to Consolidated Financial Statements.

Beginning second quarter 2009, AXA Financial Group adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”) that modifies the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expands the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For Available for Sale (“AFS”) debt securities in an unrealized loss position, FSP 115-2 requires the total fair value loss to be recognized in earnings as an OTTI if management intends to sell the debt security or more likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectibility and determine whether an OTTI is considered to have occurred.

FSP 115-2 requires only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of FSP 115-2, a cumulative effect adjustment was calculated for all AFS debt securities held as of April 1, 2009 for which an OTTI previously was recognized and for which at April 1, 2009 there was no intention or likely requirement to sell the security before recovery of its amortized cost.  As a result, an increase to Retained earnings of $74.3 million was recorded as of April 1, 2009 with a corresponding decrease to Accumulated Other Comprehensive Income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, the amortized cost basis of the AFS debt securities comprising the reclassification amount was increased by $141.8 million at April 1, 2009, or the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was not changed as a result of adoption of FSP 115-2.

(Loss) earnings from continuing operations, net of income taxes, and Net (loss) earnings attributable to AXA Financial for second quarter and the first six months of 2009 reflect increases of $3.3 million and $3.3 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial adoption of FSP 115-2 at April 1, 2009.  The consolidated financial statements have been modified as required by FSP 115-2 to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to adoption of FSP 115-2.  In addition, Note 3 of Notes to Consolidated Financial Statements has been expanded to include new and more frequent disclosures required by FSP 115-2 about OTTI for debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Effective April 1, 2009, AXA Financial Group adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”).  This FSP retains the “exit price” objective of fair value measurement required by SFAS No. 157 and provides additional guidance for estimating fair value when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  FSP 157-4 also includes guidance on distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  As further described in Note 7 of Notes to Consolidated Financial Statements, beginning in fourth quarter 2008, under guidance preceding FSP 157-4, AXA Financial Group concluded that markets for certain CMBS securities were inactive and, consequently, changed its methodology for measuring the fair value of these CMBS securities to minimize reliance on market trading activity and the pricing of isolated transactions.  Adoption of FSP 157-4 did not have an impact on AXA Financial Group’s consolidated results of operations or financial position.  New and expanded interim period disclosures required by FSP 157-4 with respect to fair value measurements are provided in Note 7 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  This statement eliminates the concept of qualifying special-purpose entities (“QSPEs”) and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, SFAS No. 166 modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure also is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year consolidated financial statements, such as those of AXA Financial Group, SFAS No. 166 is effective for interim and annual reporting periods beginning January 1, 2010.  Special transition provisions are provided for then-existing QSPEs that may require consolidation at adoption of SFAS No. 166.  Management does not expect the implementation of SFAS No. 166 to have a material effect on AXA Financial Group’s consolidated financial statements.

Also issued by the FASB on June 12, 2009 was SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  SFAS 167 removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, such as those of AXA Financial Group, SFAS No. 167 is effective for interim and annual reporting periods beginning January 1, 2010.  Special transition provisions are provided for then-existing VIEs that may require consolidation at adoption of SFAS No. 167.  Earlier application is prohibited.  Management is currently evaluating the impact SFAS No. 167 may have on AXA Financial Group.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” to supersede the existing U.S. GAAP hierarchy and establish the FASB Accounting Standards CodificationTM (the “FASB Codification”) as the sole source of authoritative non-governmental U.S. GAAP.  The FASB Codification does not change existing U.S. GAAP guidance but instead provides a consistent organizational structure to simplify user access to its contents.  Hereafter, the FASB will not issue new authoritative standards in the form of Statements, FSPs or EITF abstracts, but will update the FASB Codification.  The FASB Codification does not replace or affect guidance issued by the SEC or its staff for public entities’ filings with the SEC.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, beginning in third quarter 2009, citings of authoritative accounting guidance made in the consolidated financial statements of AXA Financial Group will reference the appropriate subjects or sections of the FASB Codification.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as available for sale:

Available for Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(In Millions)

June 30, 2009:
Fixed Maturities:
Corporate	$26,964.4	$627.4	$1,079.1	$26,512.7	$.7
U.S. Treasury, government
and agency	2,878.4	9.5	219.6	2,668.3	-
States and political
subdivisions	211.7	6.2	5.2	212.7	-
Foreign governments	277.1	28.6	3.0	302.7	-
Commercial mortgage-backed	2,753.1	1.2	649.8	2,104.5	-
Residential mortgage-backed (1)	2,922.0	58.5	15.1	2,965.4	-
Asset-backed (2)	456.7	16.5	45.6	427.6	7.9
Redeemable preferred stock	2,333.3	.1	784.0	1,549.4	-
Total Fixed Maturities	38,796.7	748.0	2,801.4	36,743.3	8.6

Equity securities	40.5	.7	-	41.2	-

Total at June 30, 2009	$38,837.2	$748.7	$2,801.4	$36,784.5	$8.6

December 31, 2008
Fixed Maturities:
Corporate	$26,231.0	$280.1	$2,344.3	$24,166.9
U.S. Treasury, government
and agency	1,922.7	299.1	.1	2,221.6
States and political
subdivisions	204.7	12.0	10.4	206.3
Foreign governments	269.9	42.7	5.7	306.9
Commercial mortgage-backed	2,793.4	4.0	707.8	2,089.6
Residential mortgage-backed (1)	1,939.8	75.5	.2	2,015.1
Asset-backed (2)	1,026.3	42.3	38.6	1,030.0
Redeemable preferred stock	2,294.0	1.0	915.4	1,379.5
Total Fixed Maturities	36,681.8	756.7	4,022.5	33,415.9

Equity securities	35.9	-	4.8	31.1

Total at December 31, 2008	$36,717.7	$756.7	$4,027.3	$33,447.0

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings since the adoption of FSP 115-2 on April 1, 2009.

As further described in Note 7, AXA Financial Group determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.  These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities.  More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.

The contractual maturities of AFS fixed maturities at June 30, 2009 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$955.4	$961.8
Due in years two through five	11,395.3	11,508.1
Due in years six through ten	12,978.3	12,529.5
Due after ten years	5,002.6	4,697.1
Subtotal	30,331.6	29,696.5
Commercial mortgage-backed bonds	2,753.1	2,104.4
Residential mortgage-backed bonds	2,922.0	2,965.5
Asset-backed bonds	456.7	427.5
Total	$36,463.4	$35,193.9

For the first half of 2009 and 2008, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,783.2 million and $299.8 million, respectively.  Gross gains of $188.0 million and $5.1 million and gross losses of $11.3 million and $7.8 million were realized on these sales for the first half of 2009 and of 2008, respectively.

AXA Financial Group’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for OTTI.  Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Investments Under Surveillance Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover.  This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

As discussed in Note 2 of Notes to Consolidated Financial Statements, if there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is defined in FSP 115-2 as the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectibility of the security.  For mortgage and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During the first six months of 2009, AXA Financial Group recognized total OTTI of $113.6 million on AFS securities, all of which related to fixed maturities.  Total OTTI of fixed maturities for the first six months of 2009 was comprised of $110.3 million credit loss and $3.3 million non-credit related declines in fair value below amortized cost.  AXA Financial Group does not intend to sell and does not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  For second quarter 2009, AXA Financial Group recognized total OTTI of $86.1 million on AFS fixed maturities, of which $82.8 million credit loss was recorded in earnings and the remaining $3.3 million non-credit related portion of the decline in fair value was recorded in OCI.  The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at March 31, 2009	$-
Cumulative adjustment related to adoption of FSP 115-2	16.9
Previously recognized impairments on securities that matured, paid, prepaid or sold	(.7)
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	3.9
Additional impairments this period on securities previously impaired	1.2
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at June 30, 2009	$21.3

(1)
Represents circumstances where the Insurance Group determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains and losses on fixed maturities and equity securities classified as available for sale are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(9.9)	$-
All other	(2,043.5)	(3,265.8)
Equity securities	.7	(4.8)
Net Unrealized Losses	$(2,052.7)	$(3,270.6)

Changes in net unrealized investment gains and losses recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains and losses recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of adopting
FSP 115-2	(5.4)	.6	-	1.7	(3.1)
Net investment gains (losses)
arising during the period	(2.6)	-	-	-	(2.6)
Reclassification adjustment for
OTTI (losses) included in
Net (loss) earnings	1.2	-	-	-	1.2
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	(3.1)	-	-	-	(3.1)
Impact of net unrealized investment
gains (losses) on DAC/VOBA	-	.1	-	-	.1
Impact of net unrealized investment
gains (losses) on deferred income	-
taxes		-	-	1.5	1.5
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	-	-	-
Balance, June 30, 2009	$(9.9)	$.7	$-	$3.2	$(6.0)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$(3,993.1)	$1,046.5	$132.7	$1,041.7	$(1,772.2)
Cumulative impact of adopting
FSP 115-2	(136.5)	34.5	(.7)	35.7	(67.0)
Net investment gains (losses)
arising during the period	1,995.9	-	-	-	1,995.9
Reclassification adjustment for
gains (losses) included in
Net (loss) earnings	87.8	-	-	-	87.8
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	3.1	-	-	-	3.1
Impact of net unrealized investment
gains (losses) on DAC/VOBA		(719.7)	-	-	(719.7)
Impact of net unrealized investment
gains (losses) on deferred income
taxes		-	-	(545.8)	(545.8)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities		-	.8	-	.8
Balance, June 30, 2009	$(2,042.8)	$361.3	$132.8	$531.6	$(1,017.1)

Balance, January 1, 2009	$(3,270.7)	$721.0	$103.3	$899.2	$(1,547.2)
Cumulative impact of adopting
FSP 115-2	(136.5)	34.5	(.7)	35.7	(67.0)
Net investment gains (losses)
arising during the period	1,462.1	-	-	-	1,462.1
Reclassification adjustment for
gains (losses) included in
Net (loss) earnings	(100.8)	-	-	-	(100.8)
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	3.1	-	-	-	3.1
Impact of net unrealized investment
gains (losses) on DAC/VOBA		(394.2)	-	-	(394.2)
Impact of net unrealized investment
gains (losses) on deferred income
taxes		-	-	(403.3)	(403.3)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities		-	30.2	-	30.2
Balance, June 30, 2009	$(2,042.8)	$361.3	$132.8	$531.6	$(1,017.1)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 1,667 issues at June 30, 2009 and the 1,808 issues at December 31, 2008 of fixed maturities that had been in a continuous unrealized loss position for the specified periods at the dates indicated.

	June 30, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$3,379.7	$(307.0)	$7,941.6	$(772.1)	$11,321.3	$(1,079.1)
U.S. Treasury,
government and
agency	2,527.9	(219.6)	-	-	2,527.9	(219.6)
States and political
subdivisions	4.2	(.1)	41.6	(5.1)	45.8	(5.2)
Foreign governments	43.4	(3.0)	1.0	-	44.4	(3.0)
Commercial mortgage-backed	484.6	(230.4)	1,545.4	(419.4)	2,030.0	(649.8)
Residential mortgage-backed	608.3	(15.1)	-	-	608.3	(15.1)
Asset-backed	79.2	(22.2)	72.2	(23.4)	151.4	(45.6)
Redeemable
preferred stock	261.5	(207.5)	1,263.4	(576.5)	1,524.9	(784.0)

	$7,388.8	$(1,004.9)	$10,865.2	$(1,796.5)	$18,254.0	$(2,801.4)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP 115-2.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$12,660.7	$(1,286.6)	$5,091.0	$(1,057.7)	$17,751.7	$(2,344.3)
U.S. Treasury,
government and
agency	209.5	(.1)	-	-	209.5	(.1)
States and political
subdivisions	63.4	(7.8)	28.5	(2.6)	91.9	(10.4)
Foreign governments	70.9	(5.7)	-	-	70.9	(5.7)
Commercial mortgage-
backed	380.6	(26.2)	1,685.5	(681.6)	2,066.1	(707.8)
Residential mortgage-
backed	53.2	(.2)	.2	-	53.4	(.2)
Asset-backed	80.1	(7.2)	89.2	(31.4)	169.3	(38.6)
Redeemable
preferred stock	486.6	(326.1)	834.7	(589.3)	1,321.3	(915.4)

	$14,005.0	$(1,659.9)	$7,729.1	$(2,362.6)	$21,734.1	$(4,022.5)

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, Inc., other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .52% of total investments.  The largest exposure to a single issuer of corporate securities held at June 30, 2009 and December 31, 2008 was $273.6 million and $232.4 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2009 and December 31, 2008, respectively, approximately $2,996.5 million and $1,239.2 million, or 7.7% and 3.4%, of the $38,796.7 million and $36,681.8 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $749.9 million and $287.8 million at June 30, 2009 and December 31, 2008, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2009, the Insurance Group owned $60.5 million in RMBS backed by subprime residential mortgage loans, approximately 45% rated AAA, and $24.2 million in RMBS backed by Alt-A residential mortgage loans, approximately 4% of which were rated AAA.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2009, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $32.4 million.

For the second quarter and first half of 2009 and of 2008, investment income is shown net of investment expenses of $34.1 million, $65.4 million, $41.5 million and $86.9 million, respectively.

At June 30, 2009 and December 31, 2008, respectively, AXA Financial Group’s trading account securities had amortized costs of $486.4 million and $514.5 million and fair values of $540.8 million and $322.7 million.  Included in the trading classification at June 30, 2009 were U.S. Treasury securities pledged under reverse repurchase agreements with aggregate amortized cost and fair value of $100.0 million and $86.4 million, respectively.  Also at June 30, 2009 and December 31, 2008, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $42.3 million and $39.0 million and costs of $46.9 million and $44.7 million as well as other equity securities with carrying values of $41.2 million and $31.1 million and costs of $40.5 million and $35.9 million.

In the second quarter and the first half of 2009 and of 2008, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $76.2 million, $31.8 million, $5.9 million and $(79.9) million, respectively, were included in Net investment income in the consolidated statements of earnings.  Gross unrealized gains on trading fixed maturities were $4.5 million and $7.7 million, in second quarter and the first half of 2009, respectively; there were no such gross unrealized gains in second quarter and the first half of 2008.  Gross unrealized losses were $10.7 million, $14.2 million, $5.7 million, and $4.1 million for second quarter and the first half of 2009 and 2008, respectively.

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $6.7 million and $1.3 million at June 30, 2009 and 2008, respectively.

Impaired mortgage loans without investment valuation allowances totaled zero at June 30, 2009.  During the first half of 2009 and 2008, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $8.1 million and $14.4 million.  Interest income recognized on these impaired mortgage loans totaled $0.5 million and $0.2 million for the first half of 2009 and 2008, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2009 and December 31, 2008, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $17.2 million and zero.

Derivatives

AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results and statutory liabilities.  None of the derivatives were designated as qualifying hedges under SFAS No. 133.  The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments in the first half of 2009, including those embedded in other contracts though required to be accounted for as derivative instruments.  Gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GMIB reinsurance contract and the GWBL features that are reported in Commissions, fees, and other income and Policyholder’s benefits, respectively.

Derivative Instruments by Category
At or For the Periods Ended June 30, 2009

				Gains (Losses) Reported
	At June 30, 2009			In Net Earnings
		Fair Value		Three Months	Six Months
	Notional	Asset	Liability	Ended	Ended
	Amount	Derivatives	Derivatives	June 30	June 30
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$10,552.9	$-	$-	$(1,828.9)	$(663.1)
Swaps	942.0	8.8	7.0	(193.9)	(278.5)
Options	10,650.0	651.8	550.4	(402.3)	(451.0)

Interest rate contracts (1):
Floors	21,000.0	323.2	-	(84.9)	(166.8)
Swaps	7,837.0	280.8	24.8	(95.4)	(273.8)
Futures	14,020.6	-	-	(1,464.0)	(2,261.6)
Swaptions	250.0	15.1	-	(.1)	(.1)

Other freestanding contracts (2):	-	.6	-	.1	(.6)

Net investment loss				(4,069.4)	(4,095.5)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,265.4	-	(417.7)	(719.9)

GWBL features (3)	-	-	123.4	136.7	149.2

Total	$65,252.5	$2,545.7	$705.6	$(4,350.4)	$(4,666.2)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Insurance Group currently uses interest rate floors to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Insurance Group utilizes hedging programs designed to mitigate a portion of the benefits exposure due to movements in the equity markets and interest rates on GMDB, GMIB and GWBL liabilities that have not been reinsured.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL features is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of election, being higher than what accumulated policyholders’ account balances would support.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.  A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, and swaptions.

The above-described hedging program intends to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features and does not fully hedge the Insurance Group’s statutory liability requirements.  Beginning in fourth quarter 2008 and continuing in 2009, the Insurance Group implemented a hedging program to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.

AXA Financial also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates and debt obligations.  The Insurance Group is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as Treasuries or those issued by government agencies.  At June 30, 2009, AXA Financial Group held $602.8 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.  In addition, AXA Financial Group also held approximately $107.9 million U.S. Treasury securities under these collateral agreements at June 30, 2009.  All outstanding equity-based and treasury futures contracts at June 30, 2009 are exchange-traded and net settled daily in cash.

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk.  Generally, the current credit exposure of AXA Financial Group’s derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.  A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to AXA Financial Group if the contract were closed.  Alternatively, a derivative contract with negative value (a derivative liability) indicates AXA Financial Group would owe money to the counterparty if the contract were closed.  However, generally if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for net settlement.

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2009, was $96.5 million, for which AXA Financial Group had posted collateral of $111.0 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on June 30, 2009, AXA Financial Group would not have been required to post any additional collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	June 30,	December 31,
	2009	2008
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,472.0	$8,544.8
Other liabilities	98.0	71.3
Total Closed Block liabilities	8,570.0	8,616.1

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $5,578.5 and $5,517.6)	5,346.0	5,041.5
Mortgage loans on real estate	1,080.7	1,107.1
Policy loans	1,168.7	1,180.3
Cash and other invested assets	83.1	104.2
Other assets	366.9	472.4
Total assets designated to the Closed Block	8,045.4	7,905.5

Excess of Closed Block liabilities over assets designated to the
Closed Block	524.6	710.6

Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred income
tax benefit of $77.6 and $166.4	(144.3)	(309.2)

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$380.3	$401.4

AXA Equitable’s Closed Block revenues and expenses follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)
REVENUES:
Premiums and other income	$95.9	$99.0	$195.8	$200.9
Investment income (net of investment
expenses of $0, $0.3, $0 and $0.8)	122.6	124.4	242.8	250.3
Investment gains (losses), net:
Total other-than-temporary
impairment losses	(2.1)	(3.6)	(2.1)	(4.2)
Portion of loss recognized in other
comprehensive income	-	-	-	-
Net impairment losses recognized	(2.1)	(3.6)	(2.1)	(4.2)
Other investment gains (losses), net	3.9	(.4)	11.3	(.5)
Total investment gains (losses), net	1.8	(4.0)	9.2	(4.7)
Total revenues	220.3	219.4	447.8	446.5

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	205.2	203.5	414.1	412.5
Other operating costs and expenses	.8	.7	1.3	1.5
Total benefits and other deductions	206.0	204.2	415.4	414.0

Net revenues before income taxes	14.3	15.2	32.4	32.5
Income tax expense	(5.0)	(5.3)	(11.3)	(11.4)
Net Revenues	$9.3	$9.9	$21.1	$21.1

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block is as follows:

	June 30,	December 31,
	2009	2008
	(In Millions)
CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$6,876.0	$6,957.2
Policyholder dividend obligation	11.2	6.5
Other liabilities	41.6	40.4
Total Closed Block liabilities	6,928.8	7,004.1

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value
(amortized cost $3,950.3 and $3,986.7)	3,798.0	3,650.6
Mortgage loans on real estate	877.8	885.5
Policy loans	930.6	940.2
Cash and other invested assets	127.1	84.7
Other assets	266.0	355.4
Total assets designated to the Closed Block	5,999.5	5,916.4

Excess of Closed Block liabilities over assets designated
to the Closed Block	929.3	1,087.7

Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred income
tax benefit of $3.2 and $81.5 and net of policyholder
dividend obligation of $122.5 and $103.3	(16.1)	(151.4)

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$913.2	$936.3

MONY Life’s Closed Block revenues and expenses follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)
REVENUES:
Premiums and other income	$77.3	$82.3	$150.4	$161.8
Investment income (net of
investment expenses of $0, $0,
$0 and $0)	83.4	84.7	166.2	171.2
Investment (losses) gains, net:
Total other-than-temporary
impairment losses	(2.0)	(2.5)	(2.0)	(2.5)
Portion of loss recognized in other
comprehensive income	-	-	-	-
Net impairment losses recognized	(2.0)	(2.5)	(2.0)	(2.5)
Other investment gains (losses), net	(1.7)	6.8	25.8	7.4
Total investment (losses) gains, net	(3.7)	4.3	23.8	4.9
Total revenues	157.0	171.3	340.4	337.9

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	140.2	149.3	303.4	294.1
Other operating costs and expenses	.7	1.0	1.4	1.6
Total benefits and other deductions	140.9	150.3	304.8	295.7

Net revenues before income taxes	16.1	21.0	35.6	42.2
Income tax expense	(5.7)	(7.4)	(12.5)	(14.7)
Net Revenues	$10.4	$13.6	$23.1	$27.5

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Six Months Ended June 30,
	2009	2008
	(In Millions)

Balance, beginning of year	$6.5	$129.4
Applicable to net revenues	23.9	5.9
Unrealized investment losses	(19.2)	(118.6)
Balance, End of Period	$11.2	$16.7

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise.  The following table reconciles the Losses from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the second quarter and first half of 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Millions)

Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(2.7)	$-	$(4.2)	$-
Real estate held-for-sale	-	.3	-	1.7
Disposal of business - Enterprise	1.1	(.7)	.7	(3.3)
Total	$(1.6)	$(.4)	$(3.5)	$(1.6)

(Losses) Gains on Disposal of Discontinued
Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$-	$-	$6.3
Disposal of business - Enterprise	-	(1.7)	-	(.5)
Total	$-	$(1.7)	$-	$5.8

Wind-up-Annuities

Summarized financial information for Wind-up Annuities follows:

	June 30,	December 31,
	2009	2008
	(In Millions)
BALANCE SHEETS
Fixed maturities, available for sale, at fair value
(amortized cost of $638.5 and $661.8)	$612.4	$602.1
Equity real estate	84.4	162.2
Mortgage loans on real estate	151.1	1.2
Other invested assets	4.4	1.3
Total investments	852.3	766.8
Cash and cash equivalents	39.1	-
Other assets	9.0	77.1
Total Assets	$900.4	$843.9

Policyholders liabilities	$706.4	$723.4
Other liabilities	194.0	120.5
Total Liabilities	$900.4	$843.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Millions)
STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $4.1, $4.7, $9.1 and $9.3)	$15.4	$15.5	$31.0	$31.4
Investment (losses) gains, net:
Total other-than-temporary
impairment losses	(2.0)	-	(2.0)	-
Portion of loss recognized in other
comprehensive income	-	-	-	-
Net impairment losses recognized	(2.0)	-	(2.0)	-
Other investment gains, net	.4	-	.4	.8
Total investment (losses) gains, net	(1.6)	-	(1.6)	.8
Total revenues	13.8	15.5	29.4	32.2

Benefits and other deductions	17.3	18.4	35.3	37.7
Losses charged to
allowance for future losses	-	(2.9)	-	(5.5)
Pre-tax loss from operations	(3.5)	-	(5.9)	-

Income tax benefit	1.2	-	2.1	-
Loss from Wind-up Annuities	(2.3)	-	(3.8)	-
Consolidation elimination	(.4)	-	(.4)	-

Loss from Wind-up Annuities,
as Consolidated	$(2.7)	$-	$(4.2)	-

During second quarter 2009, an equity real estate property with a book value of $123.5 million was sold from Wind-up Annuities to a wholly owned subsidiary of AXA Financial for $319.6 million.  In connection with the sale, Wind-up Annuities acquired a $150.0 million mortgage on the sold property from the affiliate and acquired a $50.3 million interest in another equity real estate property from continuing operations.

AXA Financial Group’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of AXA Financial Group’s annual planning process.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses or earnings are recognized as (Losses) earnings from discontinued operations, net of income taxes in the consolidated statement of earnings.  At June 30, 2009, no allowance for future losses was necessary based upon projections of reasonably assured future net investing and operating cash flows.

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

Enterprise

In the first half of 2008, changes in the reserve estimate resulted in a benefit of $1.8 million pre-tax ($1.2 million post-tax) being recorded. In first half of 2008, impairments of $2.7 million pre-tax ($1.7 million post-tax) were recorded on intangible assets associated with investment management and distribution contracts based upon fair value.  Proceeds received on the disposition of the AXA Enterprise funds in first half 2008 totaled $3.3 million.  The balances of these intangible assets were zero at June 30, 2009 and December 31, 2008.

Real Estate Held-for-Sale

No real estate was held for sale at June 30, 2009 and December 31, 2008.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2009	$987.3	$1,982.8	$2,970.1
Paid guarantee benefits	(66.8)	(19.8)	(86.6)
Other changes in reserve	146.8	(239.6)	(92.8)
Balance at June 30, 2009	$1,067.3	$1,723.4	$2,790.7

Balance at January 1, 2008	$254.4	$310.3	$564.7
Paid guarantee benefits	(17.3)	(1.8)	(19.1)
Other changes in reserve	77.5	39.8	117.3
Balance at June 30, 2008	$314.6	$348.3	$662.9

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2009	2008
	(In Millions)

Balances, beginning of year	$94.7	$28.7
Paid guarantee benefits	(5.5)	(4.8)
Other changes in reserve	9.7	8.9
Balances, End of Period	$98.9	$32.8

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2009 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return Of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,174	$557	$362	$804	$12,897
Separate Accounts	$21,480	$6,655	$4,299	$27,303	$59,737
Net amount at risk, gross	$5,203	$2,899	$3,514	$13,255	$24,871
Net amount at risk, net of
amounts reinsured	$5,203	$2,625	$2,467	$13,214	$23,509
Average attained age of
contractholders	49.7	62.5	66.2	62.1	53.6
Percentage of contractholders
over age 70	7.6%	23.57%	40.4%	22.6%	12.9%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$64	$1,112	$1,176
Separate Accounts	N/A	N/A	$2,633	$36,921	$39,554
Net amount at risk, gross	N/A	N/A	$1,422	1,873	$3,295
Net amount at risk, net of
amounts reinsured	N/A	N/A	$413	1,582	$1,995
Weighted average years remaining
until annuitization	N/A	N/A	1.3	7.4	6.8
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The GWBL related liability was $123.4 million at June 30, 2009; which is valued as an embedded derivative.  The liability reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature over a range of market consistent economic scenarios,.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2009	2008
	(In Millions)
GMDB:
Equity	$35,224	$31,402
Fixed income	3,731	3,964
Balanced	17,672	17,495
Other	3,110	2,499
Total	$59,737	$55,360

GMIB:
Equity	$22,696	$19,207
Fixed income	2,221	2,238
Balanced	13,580	12,887
Other	1,057	1,278
Total	$39,554	$35,610

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts, interest rate swap and floor contracts and other derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At June 30, 2009, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $47,659.0 million and $18,441.0 million, respectively, with the GMDB feature and $33,505.0 million and $1,594.0 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2009	$202.9	$-	$202.9
Other changes in reserves	19.1	-	19.1
Balance at June 30, 2009	$222.0	$-	$222.0

Balance at January 1, 2008	$135.0	$-	$135.0
Other changes in reserves	44.0	-	44.0
Balance at June 30, 2008	$179.0	$-	$179.0

7)	FAIR VALUE DISCLOSURES

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

Assets measured at fair value on a recurring basis are summarized below as of the dates indicated:

Fair Value Measurements at June 30, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available for sale:
Corporate	$-	$25,917.2	$595.5	$26,512.7
U.S. Treasury, government and
agency	-	2,668.3	-	2,668.3
States and political subdivisions	-	159.3	53.4	212.7
Foreign governments	-	283.4	19.3	302.7
Commercial mortgage-backed	-	141.8	1,962.7	2,104.5
Residential mortgage-backed(1)	-	2,958.7	6.7	2,965.4
Asset-backed(2)	-	184.2	243.4	427.6
Redeemable preferred stock	218.2	1,317.7	13.5	1,549.4
Subtotal	218.2	33,630.6	2,894.5	36,743.3
Other equity investments	65.2	16.5	1.8	83.5
Trading securities	454.4	86.5	-	540.9
Other invested assets	-	645.8	436.6	1,082.4
Loans to affiliates	-	1,195.0	-	1,195.0
Cash equivalents	4,285.9	-	-	4,285.9
Segregated securities	1,246.1	-	-	1,246.1
GMIB reinsurance contracts	-	-	1,265.4	1,265.4
Separate Accounts’ assets	72,595.3	1,560.9	261.8	74,418.0
Total Assets	$78,865.1	$37,135.3	$4,860.1	$120,860.5

Liabilities
GWBL features’ liability	$-	$-	$123.4	$123.4
Total Liabilities	$-	$-	$123.4	$123.4

(1)      Includes publicly traded agency pass-through securities and collateralized obligations.
(2)      Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available for sale	$200.6	$30,167.5	$3,047.8	$33,415.9
Other equity investments	67.2	-	2.7	69.9
Trading securities	322.6	-	.1	322.7
Other invested assets	35.4	1,135.3	547.0	1,717.7
Loans to affiliates	-	1,133.5	-	1,133.5
Cash equivalents	6,787.7	-	-	6,787.7
Segregated securities	2,572.6	-	-	2,572.6
GMIB reinsurance contracts	-	-	1,985.3	1,985.3
Separate Accounts’ assets	68,008.6	1,271.1	334.7	69,614.4
Total Assets	$77,994.7	$33,707.4	$5,917.6	$117,619.7

Liabilities
GWBL features’ liability	$-	$-	$272.6	$272.6
Total Liabilities	$-	$-	$272.6	$272.6

At June 30, 2009, investments classified as Level 1 comprise approximately 66.3% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.  Segregated securities classified as Level 1 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

At June 30, 2009, investments classified as Level 2 comprise approximately 30.7% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2009, approximately $2,496.5 million AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3 of Notes to Consolidated Financial Statements, the net fair value of freestanding derivative positions is approximately $698.1 million at June 30, 2009, or approximately 24.8% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts is traded in the over-the-counter (“OTC”) derivative market and is classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect deterioration in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $8.2 million at June 30, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at June 30, 2009.

At June 30, 2009, investments classified as Level 3 comprise approximately 3.0% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2009 were approximately $399.1 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $2,206.0 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2009.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche for which limited trading continued.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At adoption of FSP 157-4 in second quarter 2009, and as described in Note 2 of Notes to Consolidated Financial Statements, AXA Financial Group demonstrated ongoing insufficient frequency and volume of activity in these markets to provide reliable fair value measurements.  Consequently, at June 30, 2009, AXA Financial Group continued to apply this methodology to produce a more representative measure of the fair values of these CMBS holdings in the circumstances.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect deterioration in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $21.4 million at June 30, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at June 30, 2009.

The table below presents a reconciliation for all Level 3 assets for second quarter and the first half of 2009 and 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commercial Mortgage- backed	Residential Mortgage backed	Asset- backed
Discrete second quarter:
Balance, April 1, 2009	$633.6	$-	$17.7	$55.8	$1,768.1	$7.2	$300.7
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	-	.8	-	(.1)
Investment gains
(losses), net	2.3	-	-	-	-	-	(9.9)
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	2.2	-	-	-	.8	-	(10.0)
Other comprehensive
income	22.7	-	1.6	(2.1)	206.2	(.5)	4.4
Purchases/issuances and
sales/settlements, net	(25.9)	-	-	(.3)	(12.4)	-	(20.1)
Transfers into/out of
Level 3(2)	(37.1)	-	-	-	-	-	(31.6)
Balance, June 30, 2009	$595.5	$-	$19.3	$53.4	$1,962.7	$6.7	$243.4

First six months of 2009:
Balance, January 1, 2009	$634.8	$-	$64.0	$61.8	$1,921.3	$7.4	$335.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.2	-	-	-	1.6	-	(.7)
Investment gains
(losses), net	2.3	-	-	-	-	-	(14.5)
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	2.5	-	-	-	1.6	-	(15.2)
Other comprehensive
income	19.2	-	1.1	(9.5)	56.5	(.5)	(4.4)
Purchases/issuances and
sales/settlements, net	(12.1)	-	.8	1.1	(16.7)	(.2)	(40.1)
Transfers into/out of
Level 3(2)	(48.9)	-	(46.6)	-	-	-	(32.2)
Balance, June 30, 2009	$595.5	$-	$19.3	$53.4	$1,962.7	$6.7	$243.4

(2)     Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability
Discrete second quarter:
Balance, April 1, 2009	$13.0	$2.7	$433.1	$1,683.1	$300.2	$260.1
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.1	-	(20.9)		(36.7)
Investment gains
(losses), net	-	-	-		-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(434.6)	-
Policyholders’ benefits						(139.7)
Subtotal	.1	-	(20.9)	(434.6)	(36.7)	(139.7)
Other comprehensive
income	.4	(.2)	-		-
Purchases/issuances and
sales/settlements, net	-	(.7)	24.4	16.9	(1.6)	3.0
Transfers into/out of
Level 3(2)	-	-	-		(.1)
Balance, June 30, 2009	$13.5	$1.8	$436.6	$1,265.4	$261.8	$123.4

First six months of 2009:
Balance, January 1, 2009	$23.3	$2.9	$547.0	$1,985.3	$334.7	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.1	-	(159.5)		(69.0)
Investment gains
(losses), net	-	-	-		-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(743.9)	-
Policyholders’ benefits						(154.1)
Subtotal	.1	-	(159.5)	(743.9)	(69.0)	(154.1)
Other comprehensive
income	(9.9)	(.2)	-		-
Purchases/issuances and
sales/settlements, net	-	(.9)	49.1	24.0	(4.8)	4.9
Transfers into/out of
Level 3(2)	-	-	-		.9
Balance, June 30, 2009	$13.5	$1.8	$436.6	$1,265.4	$261.8	$123.4

(1)      Includes Trading securities’ Level 3 amount.
(2)     Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Fixed Maturities Available For Sale	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets
Discrete second quarter:
Balance, April 1, 2008	$2,673.9	$3.0	$291.3	$530.7	$27.7
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.6	-	(124.4)	-	.6
Investment gains
(losses), net	(32.8)	(.4)	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(236.0)	-
Subtotal	(32.2)	(.4)	(124.4)	(236.0)	.6
Other comprehensive
income	10.7	-	-	-	-
Purchases/issuances and
sales/settlements, net	28.3	(.1)	9.1	14.7	(1.6)
Transfers into/out of
Level 3(2)	59.8	-	(.1)	-	-
Balance, June 30, 2008	$2,740.5	$2.5	$175.9	$309.4	$26.7

First half of 2008:
Balance, Dec. 31, 2007	$3,103.7	$3.9	$158.0	$124.6	$41.2
Impact of adopting
SFAS No. 157, included
in earnings	-	-	-	209.2	-
Balance, Jan. 1, 2008	3,103.7	3.9	158.0	333.8	41.2
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.7	-	5.9	-	(4.8)
Investment gains
(losses), net	(47.4)	(1.3)	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(54.5)	-
Subtotal	(46.7)	(1.3)	5.9	(54.5)	(4.8)
Other comprehensive
income	(424.3)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(27.2)	(.1)	9.1	30.1	(9.7)
Transfers into/out of
Level 3(2)	135.0	-	2.9	-	-
Balance, June 30, 2008	$2,740.5	$2.5	$175.9	$309.4	$26.7

(1)      Includes Trading securities’ Level 3 amount.
(2)     Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the discrete second quarter and first half of 2009 and 2008 by category for Level 3 assets still held at June 30, 2009 and 2008, respectively:

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Change in Fair Value of Reinsurance Contracts	Other Compre- hensive Income	Policy- holder Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available for sale:
Corporate	$-	$-	$-	$11.9	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(2.1)	-
Foreign governments	-	-	-	1.6	-
Commercial
mortgage-backed	-	-	-	198.2	-
Residential
mortgage-backed	-	-	-	(.5)	-
Asset-backed	-	-	-	(8.4)	-
Redeemable preferred stock	-	-	-	.4	-
Subtotal	-	-	-	201.1	-
Equity securities,
available for sale	-	-	-	-	-
Other equity investments	-	-	-	(.2)	-
Other invested assets	3.5	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(434.6)	-	-
Separate Accounts’ assets	(36.7)	-	-	-	-
GWBL features’ liability	-	-	-	-	(139.7)
Total	$(33.2)	$-	$(434.6)	$200.9	$(139.7)

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Change in Fair Value of Reinsurance Contracts	Other Compre- hensive Income	Policy- holder Benefits
	(In Millions)
Level 3 Instruments
First Six Months of 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available for sale:
Corporate	$-	$-	$-	$7.6	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(9.5)	-
Foreign governments	-	-	-	1.1	-
Commercial
mortgage-backed	-	-	-	48.5	-
Residential
mortgage-backed	-	-	-	(.5)	-
Asset-backed	-	-	-	(17.2)	-
Redeemable preferred stock	-	-	-	(9.9)	-
Subtotal	-	-	-	20.1	-
Equity securities,
available for sale	-	-	-	-	-
Other equity investments	-	-	-	.3	-
Other invested assets	(110.4)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(743.9)	-	-
Separate Accounts’ assets	(69.0)	-	-	-	-
GWBL features’ liability	-	-	-	-	(154.1)
Total	$(179.4)	$-	$(743.9)	$20.4	$(154.1)

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Change in Fair Value of Reinsurance Contracts	Other Compre- hensive Income
	(In Millions)
Level 3 Instruments:
Second Quarter 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$10.1
Other equity investments	-	-	-	-
Other invested assets	(115.3)	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	(221.3)	-
Separate Accounts’ assets	-	-	-	-
GWBL features’ liability	-	-	-	-
Total	$(115.3)	$-	$(221.3)	$10.1

First Six Months of 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(423.8)
Other equity investments	-	-	-	-
Other invested assets	15.0	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	(184.8)	-
Separate Accounts’ assets	(4.1)	-	-	-
GWBL features’ liability	-	-	-	-
Total	$10.9	$-	$(184.8)	$(423.8)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In second quarter and the first half of both 2009 and 2008, no assets were measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2009 for financial instruments not otherwise disclosed in Note 3 of Notes to Consolidated Financial Statements are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying
	Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,069.4	$4,872.1
Other limited partnership interests	1,352.0	1,352.0
Policyholders liabilities:
Investment contracts	3,559.0	3,529.4
Long-term debt	1,029.7	969.2

Closed Blocks:
Mortgage loans on real estate	1,958.5	1,863.8
Other equity investments	1.6	1.6
SCNILC liability	8.2	8.2

Wind-up Annuities:
Mortgage loans on real estate	151.1	151.1
Other equity investments	1.3	1.3
Guaranteed interest contracts	5.5	6.2

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

Other limited partnership interests and other equity investments, including interests in investment companies, are accounted for under the equity method and their resulting carrying values are used as a proxy for fair value measurement.

The fair values for AXA Financial Group’s association plan contracts, supplementary contracts not involving life contingencies (“SCNILC”) and certain annuities, which are included in Policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting current market rates.

The fair values for single premium deferred annuities, included in policyholders’ account balances, are estimated as the discounted value of projected cash flows.  Expected cash flows and projected account values are discounted back to the present at current market rates.

Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates.  The fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk.  The fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to AXA Financial Group.  AXA Financial Group’s fair value of short-term borrowings approximates its carrying value.  The fair values of AXA Financial Group’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as herein described for such transactions with third-parties.

8)	EMPLOYEE BENEFIT PLANS

Generally, AXA Financial Group's funding policy to its qualified pension plans (other than those of AllianceBernstein) is to make annual aggregate contributions of approximately $30.0 million unless the minimum contributions required by ERISA are greater. AllianceBernstein's policy is to satisfy its funding obligation to its qualified retirement plan each year in an amount not less than the minimum required by ERISA and not greater than the maximum it can deduct for Federal income tax purposes.

In the first six months of 2009, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $12.0 million and $9.5 million, with further $0.8 million and $9.5 million in contributions in July 2009 to those same respective plans. AllianceBernstein and AXA Financial Group currently estimate they will make additional contributions to their respective qualified retirement plans of $0.7 million and $38.0 million before year end 2009.

Components of net periodic pension expense for the qualified and non-qualified plans follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)

Service cost	$14.1	$14.5	$28.2	$29.1
Interest cost on projected benefit obligation	48.1	48.5	96.2	96.9
Expected return on assets	(35.5)	(57.6)	(70.9)	(115.3)
Net amortization and deferrals	28.7	13.4	57.4	26.1
Net Periodic Pension Expense	$55.4	$18.8	$110.9	$36.8

Components of net postretirement benefit costs follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)

Service cost	$.6	$.7	$1.1	$1.3
Interest cost on accumulated postretirement
benefit obligation	8.8	8.9	17.6	17.9
Net amortization and deferrals	.6	1.2	1.2	2.1
Net Postretirement Benefits	$10.0	$10.8	$19.9	$21.3

Components of net postemployment benefit costs follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)

Service cost	$1.2	$1.2	$2.4	$2.4
Interest cost projected benefit obligation	.4	.4	.7	.8
Net Periodic Postemployment Costs	$1.6	$1.6	$3.1	$3.2

On June 27, 2008, AXA Financial announced certain benefit plans changes.  Subject to specific grandfathering provisions, active participants in certain MONY Life retirement plans will accrue future benefits under formulas the same as or similar to those provided under AXA Equitable plans.  Some of these changes took effect as of October 1, 2008 while others took effect as of January 1, 2009.  In addition, effective January 1, 2009, certain sales force participants under AXA Equitable’s non-qualified pension plan received their plan benefits on an annual basis rather than after separation from service.  Also, retiree life coverage for former MONY Life employees and sales force were adjusted to the standard amount offered under the AXA Equitable Group Life Insurance Plan as of January 1, 2009, subject to certain grandfathering provisions.  In second quarter 2008, AXA Financial recognized an aggregate reduction in its pension and other postretirement benefits obligations of approximately $35.3 million resulting from remeasurement of the respective benefit obligations coincident with announcement of these modifications in benefits entitlements.  This reduction was reflected as an increase in other comprehensive income and will reduce net periodic benefit cost in future periods based on applicable recognition or amortization requirements.

9)	SHARE-BASED COMPENSATION PROGRAMS

For the second quarter and first half of 2009 and of 2008, respectively, AXA Financial Group recognized compensation costs of $23.5 million, $29.4 million, $21.6 million and $41.2 million for share-based payment arrangements.

On May 10, 2009, approximately 318,051 performance units earned under the AXA Performance Unit Plan 2007 were fully vested for total value of approximately $5.1 million.  Distributions to participants were made on May 21, 2009, resulting in cash settlements of approximately 85% of these performance units for aggregate value of approximately $4.3 million and equity settlements of the remainder with approximately 46,615 restricted AXA ADRs for aggregate value of approximately $0.8 million.  These AXA ADRs were sourced from settlement on May 10, 2009 of a forward purchase contract entered into on September 26, 2007 by which AXA Financial took delivery of 78,000 shares for payment of approximately $3.6 million.

On March 20, 2009, approximately 1.7 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 10.00 euros.  Approximately 1.4 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.3 million have a four-year cliff vesting term.  In addition, approximately 0.2 million of the total options awarded on March 20, 2009 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 20, 2009 and March 20, 2013.  All of the options granted on March 20, 2009 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $2.57 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 57.5%, a weighted average expected term of 5.5 years, an expected dividend yield of 10.69% and a risk-free interest rate of 2.74%.  The total fair value of this award, net of expected forfeitures, of approximately $3.7 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In second quarter and first half of 2009, the expense associated with the March 20, 2009 grant of options was approximately $1.9 million and $2.7 million, respectively.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2011.  In second quarter and first half of 2009, the expense associated with the March 20, 2009 grant of performance units was approximately $5.5 million and $7.5 million, respectively.

On June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards expected to vest on April 1, 2010 under the terms of the AXA Performance Unit Plan 2008.  Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR based on 773,000 notional shares.  The forward purchase contract requires AXA Financial to take delivery of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7.4 million.  The forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheets at June 30, 2009 and December 31, 2008 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

10)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2009 and June 30, 2008 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  In addition, the period ended June 30, 2009 reflected an additional benefit in the amount of $15.1 million for the release of tax audit reserves held by the Investment Management segment.

During the six months ended June 30, 2009, unrecognized tax benefits under FIN 48 decreased by $57.3 million from $605.8 million at December 31, 2008 to $548.5 million.  The decrease was attributable to the completion of various state and city tax audits and developments in the Federal tax law for the Investment Management segment.  Of the total $548.5 million of unrecognized tax benefits held at June 30, 2009, $434.2 million would affect the effective tax rate and $114.3 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

In the Meola consolidated wage and hour litigation, in May 2009, the Court granted preliminary approval of the settlement and the settlement proceeds were turned over to the Class Administrator.  In June 2009, notices were sent out to class members.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$(2,534.8)	$1,815.5	$(835.2)	$5,080.6
Investment Management (1)	729.2	1,073.9	1,330.4	2,108.3
Consolidation/elimination	(8.3)	(21.2)	(14.4)	(42.6)
Total Revenues	$(1,813.9)	$2,868.2	$480.8	$7,146.3

(1)   Net of interest expense incurred on securities borrowed.

Segment (loss) earnings from continuing
operations before income taxes:
Financial Advisory/Insurance	$(3,291.9)	$619.0	$(3,392.4)	$1,419.4
Investment Management	114.9	318.6	126.0	569.4
Consolidation/elimination	1.1	-	1.1	(.5)
Total (Loss) Earnings from Continuing
Operations before Income Taxes	$(3,175.9)	$937.6	$(3,265.3)	$1,988.3

	June 30, 2009	December 31, 2008
	(In Millions)
Segment assets:
Financial Advisory/Insurance	$146,190.2	$144,467.7
Investment Management	12,344.9	13,377.3
Consolidation/elimination	(42.7)	(21.5)
Total Assets	$158,492.4	$157,823.5

13)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

Three Months Ended		Six Months Ended
June 30,		June 30,
2009	2008	2009	2008
(In Millions)

Net (loss) earnings	$(1,996.7)	$657.8	$(2,031.0)	$1,364.4

Other comprehensive income (loss), net of income taxes:
Change in unrealized losses,
net of reclassification adjustment	967.9	(278.3)	645.7	(618.0)
Change in defined benefit plan related items
not yet recognized in periodic benefit cost,
net of reclassification adjustment	(29.3)	31.4	(31.4)	40.1
Total other comprehensive income (loss),
net of income taxes	938.6	(246.9)	614.3	(577.9)
Comprehensive (loss) income	(1,058.1)	410.9	(1,416.7)	786.5
Comprehensive loss (income) attributable
to noncontrolling interest	28.0	(1.0)	3.9	.5
Comprehensive (Loss) Income
Attributable to AXA Financial, Inc.	$(1,030.1)	$409.9	$(1,412.8)	$787.0

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

INTRODUCTION

Since year-end 2008, the equity markets have been volatile with equity markets substantially down through the first quarter 2009 and then generally recovering during the second quarter 2009.  During this period, U.S. Treasury interest rate yields increased, especially on longer maturities.  For example, the 10 year U.S. Treasury yield increased by approximately 140 basis points from 2.25% at year-end 2008 to 3.56% at the end of the second quarter 2009.  Volatility for both equity markets and interest rates remained above their respective long-term averages, but considerably below the levels experienced in the fourth quarter 2008.  Market volatility, equity market performance and interest rate levels all impact AXA Financial Group’s business and consolidated results of operations.

For information on measures management has taken to mitigate the effects of market volatility, equity market performance and interest rates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

GENERAL

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  These programs generally include, among others, the following:

•
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to non-affiliated reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly. This was the case in second quarter 2009 as the significant increase in long-term interest rates caused a decline in the fair value of the reinsurance contracts, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility. This was the case in second quarter 2009, as significant increases in equity markets and long-term interest rates caused a decline in the fair value of derivatives used in these hedging programs, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

For the first half of 2009, the decrease in consolidated net earnings and earnings from continuing operations were largely due to the increase in interest rates which resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves.  Conversely, during fiscal year 2008, the decline in the equity markets and interest rates resulted in increases to the fair value of the GMIB reinsurance contracts and hedging program derivatives, which significantly exceeded the change in the gross reserves, significantly contributing to the earnings for full year 2008.  The table below shows, for the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008, the impact on (Loss) earnings from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

			Year ended
	Six months ended June 30,		December 31,
	2009	2008	2008
	(In Millions)

Decrease (increase) in GMDB, GMIB and GWBL
reserves, net of related GMDB reinsurance (1)	$456.3	$(88.5)	$(2,612.0)
(Decrease) increase in fair value of
GMIB reinsurance contracts (2)	(719.9)	184.8	1,860.7
(Losses) gains on free-standing derivatives (3)	(4,095.5)	552.1	6,753.5
Total	$(4,359.1)	$648.4	$6,002.2

(1)	Reported in Policyholders’ benefits in the consolidated statement of earnings
(2)	Reported in (Decrease) increase in fair value of reinsurance contracts in the consolidated statement of earnings
(3)	Reported in Net investment (loss) income in the consolidated statement of earnings

The consolidated and segment results of operations narratives that follow discuss the results for the first six months of 2009 compared to the corresponding 2008 period’s results.

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

There was a $2.10 billion net loss attributable to the AXA Financial Group in the first half of 2009, a difference of $3.25 billion from the $1.15 billion of net earnings attributable to AXA Financial Group during first half of 2008.

Net earnings attributable to the noncontrolling interest was $73.8 million in the first half of 2009 as compared to $215.2 million in the 2008 period; the decrease was principally due to lower AllianceBernstein earnings and the decrease in AXA Financial Group’s ownership percentage.

A total enterprise net loss of $2.03 billion was reported in the first half of 2009, a decrease of $3.39 billion from the $1.36 billion of net earnings reported for the first half of 2008.  The first half of 2008 net earnings included $68.2 million related to the positive earnings impact of the January 1, 2008 adoption SFAS No. 157 on the GMIB reinsurance asset’s fair value (net of the related increases of $104.3 million in DAC amortization and $36.5 million in income taxes).

During the first half of 2009, the discontinued Wind-up Annuities business produced post-tax losses of $4.2 million as compared to zero in the corresponding 2008 period.  In the first half of 2008, a post-tax loss of $0.5 million was recognized related to the disposition of AXA Enterprise Funds with post-tax income of $0.7 million and losses of $3.3 million from the discontinued Enterprise operations reported in the first half of 2009 and 2008, respectively.  Post-tax earnings and gains from real estate held for sale, which are reported as discontinued operations, were $1.7 million and $6.3 million, respectively, in the first six months of 2008; there were no results from such real estate in the first half of 2009.

Income tax benefit in the first half of 2009 was $1.24 billion as compared to an income tax expense of $628.1 million in the first half of 2008.  The change was primarily due to the change in pre-tax (loss) earnings.  Included in the 2009 tax benefit was $15.1 million of tax benefit related to the release of tax audit reserves held by the Investment Management segment.  The tax benefit for the first six months of 2009 was greater than the expected tax benefit primarily due to the Separate Account dividends received deduction.

Loss from continuing operations before income taxes was $3.27 billion for the first half of 2009, as compared to the $1.99 billion in pre-tax earnings reported for the year earlier period.  The Financial Advisory/Insurance segment’s pre-tax loss from continuing operations of $3.39 billion in the first half of 2009, $4.81 billion lower than the first half of 2008’s earnings of $1.42 billion, was primarily due to net investment losses resulting from losses on derivative instruments, a decline in the fair value of the reinsurance contracts and lower commissions, fees and other income partially offset by lower policyholders’ benefits, lower DAC amortization as well as investment gains in the first half of 2009 instead of the 2008 period’s losses.  The Investment Management segment’s pre-tax earnings from continuing operations were $126.0 million in the first half of 2009, $443.4 million lower than in the first half of 2008, principally due to lower investment advisory and services fees partially offset by lower compensation and benefits at AllianceBernstein in the 2009 period.

Revenues.  In the first half of 2009, revenues decreased $6.67 billion to $480.8 million as a result of the $5.92 billion decrease for the Financial Advisory/Insurance segment and the $777.9 million decrease for the Investment Management segment.  The revenue decline to a negative $835.2 million for the Financial Advisory/Insurance segment was principally due to net investment losses caused by declines in the fair values of derivative instruments, a decrease in the fair value of the reinsurance contracts as compared to an increase in the 2008 period, and lower commissions, fees and other income partially offset by investment gains rather than losses in the first half of 2009 while the decrease in revenues to $1.33 billion for the Investment Management segment resulted principally as lower investment advisory and services fees and lower distribution revenues at AllianceBernstein were partially offset by mark-to-market gains in the 2009 period rather than losses on its trading portfolio.

Policy fee income totaled $1.51 billion in the first half of 2009, $62.5 million lower than for the first half of 2008.  This decrease resulted from lower fees earned on lower average Separate Account balances due primarily to market depreciation during 2008, partially offset by higher life insurance policy charges and higher GMDB/GMIB fees.

In the first half of 2009, net investment losses totaled $2.84 billion, a decrease of $4.84 billion from the $2.00 billion of net investment income reported in the 2008 period.  The $4.91 million decline in the Financial Advisory/Insurance segment was partially offset by a $63.7 million increase in investment income in the Investment Management segment.  The Financial Advisory/Insurance segment’s decrease was primarily due to the decrease in the fair value of derivative instruments (a $4.09 billion decline in fair value in the first half of 2009 as compared to an increase of $553.7 million in the first half of 2008).  Further respective decreases of $239.9 million, $28.2 million and $16.6 million were reported in investment income related to equity limited partnerships, short-term investments, and mortgage loans.  These declines were partially offset by the $20.5 million decrease in investment losses on Separate Accounts surplus.  The Investment Management segment’s increase was primarily due to mark-to-market gains on trading account securities of $34.8 million as compared to $70.4 million of mark-to-market losses in the first half of 2008 partially offset by $37.9 million lower interest earned on stock borrowing and loan activity, interest income and dividends at AllianceBernstein.

Investment gains totaled $88.7 million in the first half of 2009, as compared to losses of $37.6 million in the prior year’s comparable period primarily due to gains rather than losses in the Financial Advisory/Insurance segment partially offset by lower gains in the Investment Management segment.  Net OTTI losses were $110.3 million in the 2009 period, as compared to $65.3 million in losses in the first half of 2008, primarily due to one issuer.  There were $183.2 million of other investment gains for the Financial Advisory/Insurance segment in the first half of 2009 as compared to gains of $5.5 million in the first half of 2008 primarily due to $190.5 million of gains from the sale of General Account fixed maturities, up from $2.0 million in the year earlier period, partially offset by higher writedowns on fixed maturities ($110.3 million in the first half of 2009 as compared to $65.3 million in the first half of 2008) and $12.9 million lower gains on mortgage loans.  The Investment Management segment’s $6.4 million decrease resulted from the absence of $8.2 million in non-cash gains in the first half of 2008 that had resulted from the issuance of units to AllianceBernstein’s employees under long-term incentive plans during that period.  With the adoption of SFAS No. 160 in 2009, such increases and decreases in the noncontrolling interest are treated as changes in equity rather than as gains or losses, as was the previous accounting practice.

Commissions, fees and other income decreased $950.5 million to $1.71 billion in the first half of 2009 with $140.2 million lower income in the Financial Advisory/Insurance segment and an $835.2 million decrease in the Investment Management segment.  The Financial Advisory/Insurance segment decrease to $452.2 million in the first half of 2009 was principally due to a $136.9 million decline in gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.  The Investment Management segment decrease was due to the $718.8 million, $94.6 million and $12.2 million respective decreases in investment advisory and services fees, distribution revenues and institutional research services income at AllianceBernstein in the first half of 2009 as compared to the first half of 2008.  The 44.6% decrease to $893.1 million in investment advisory and services fees was primarily due to a 41.5% decrease in average assets under management (“AUM”) and the impact of a shift in product mix toward fixed income services, which generally have lower fee rates than equity services, partially offset by slightly higher performance-based fees ($13.2 million and $11.7 million in the 2009 and 2008 periods, respectively).  The decline in distribution revenues to $122.6 million was principally due to lower average mutual fund AUM.  The decrease to $216.5 million in institutional research services revenues related to lower trading activity by hedge fund clients in first quarter 2009.

In the first half of 2009, there was a $719.9 million decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $184.8 million increase in their fair value in the first half of 2008; both periods’ changes reflected market fluctuations,  However, the 2008 period’s increase also included the January 1, 2008 increase of $209.2 million related to the fair value adjustment of the GMIB reinsurance contracts upon the adoption of SFAS No. 157.

Benefits and Other Deductions.  Total benefits and other deductions decreased $1.41 billion in the first half of 2009 to $3.75 billion principally due to the Financial Advisory/Insurance segment’s reported decrease of $1.10 billion primarily due to the decline in policyholders’ benefits, lower DAC and VOBA amortization and lower commissions in the first half of 2009 supplemented by the $334.5 million decline in the Investment Management segment.

Policyholders’ benefits totaled $1.11 billion, a decrease of $486.9 million from the $1.60 billion reported for the first half of 2008.  The decrease was principally due to a $307.0 million decline in the GMDB/GMIB reserves as compared to an $88.5 million increase in the year earlier period and a $149.3 million decrease in the GWBL reserve, partially offset by a $44.8 million increase in death claims and $16.6 million higher policyholder dividends.

Total compensation and benefits decreased $193.0 million to $1.64 billion in the first half of 2009 primarily due to the decrease of $214.7 million for the Investment Management segment.  The Investment Management segment’s decrease in the first half of 2009 to $662.7 million resulted from: a $93.1 million decrease in incentive compensation at AllianceBernstein due to lower headcount, lower estimated year-end cash bonus payments and lower deferred compensation expense; $75.6 million lower commission expense reflecting lower sales volume and revenues across all three distribution channels; and a $54.4 million decrease in base compensation, fringe benefits and other employment costs due to lower salaries and fringe benefits reflecting lower headcounts and lower recruitment costs, partially offset by higher severance costs due to workforce reductions.  Compensation and benefits for the Financial Advisory/Insurance segment increased $21.7 million to $502.3 million during the first half of 2009 as decreases in salaries and share-based compensation were more than offset by higher pension plan expenses resulting from the market driven depreciation in the fair value of the plan’s assets in 2008 and a lower expected rate of return on plan assets.

For the first half of 2009, commissions in the Financial Advisory/Insurance segment totaled $485.2 million, a decrease of $208.9 million from the first half of 2008 principally due to lower sales of interest-sensitive life insurance and variable annuity products.

There was a $66.7 million decline in distribution plan payments in the Investment Management segment, from $157.9 million in the first half of 2008 to $91.2 million in the first half of 2009.  The decrease resulted from lower average Retail Services’ AUM at AllianceBernstein.

Interest expense rose $49.0 million to $152.2 million in the first half of 2009 as compared to $103.2 million in the comparable 2008 period, with the Financial Advisory/Insurance segment’s $59.6 million increase being partially offset by the Investment Management segment’s $10.1 million decline.  The increase to $128.5 million for the Financial Advisory/Insurance segment was due to a $60.0 million increase related to interest on the fourth quarter 2008 borrowings from AXA and a $3.3 million increase related to AXA Bermuda’s short-term credit facility , partially offset by the absence of $9.2 million of interest on the $250 million Senior Note and AXA Equitable’s short-term promissory note, both repaid in 2008.  The Investment Management segment’s decrease was the result of significantly lower interest rates and lower borrowing levels in the first half of 2009 as compared to the first half of 2008 at AllianceBernstein.

DAC and VOBA amortization was a negative $49.5 million in the first half of 2009, a decline of $599.2 million from the $549.7 million charge reported in the corresponding 2008 period.  In the first half 2009, the level of amortization for the DAC associated with the Accumulator® products was negative due to reactivity to negative gross profits in the first half of 2009 and lower projected future costs of hedging of the GMIB feature of the Accumulator® products as higher interest rates have reduced the projected hedge levels.  Due primarily to the significant decline in Separate Accounts balances during 2008, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity markets and interest rate fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products.  In second quarter 2009, the surrender assumption for the variable life products was updated to reflect emerging deterioration in persistency which resulted in an increase in amortization, which partially offset the negative DAC amortization associated with the Accumulator®  products. In the first half of 2008, DAC amortization reflected reactivity to a material increase in the fair value of the derivative instruments associated with the GMDB/GMIB hedging program and of the related GMIB reinsurance contracts.  This was offset by DAC unlocking, principally related to the recognition of higher estimated future margins associated with GMDB/GMIB hedging programs, higher expected fees related to variable life and annuity contracts, and expectations of life mortality improvements.

For universal life insurance products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  If, at any point in time, estimated gross profits are expected to be negative during the contract life, thereafter, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of June 30, 2009, current projections of future average gross market returns assume a 5% annualized return for the next quarter, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after one quarter.

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

DAC capitalization totaled $544.7 million, a decrease of $216.1 million from the $760.8 million reported in the first half of 2008 primarily due to lower sales of interest-sensitive life insurance and variable annuity products.

The $99.4 million decrease in other operating costs and expenses resulted from decreases of $94.0 million and $32.5 million for the Financial Advisory/Insurance and Investment Management segments, respectively.  The decrease in the Financial Advisory/Insurance segment was principally due to lower sub-advisory fees at EQAT and VIP Trust due to the declines in average asset balances as well as lower travel, advertising, telephone, postage and legal expenses, partially offset by higher consulting fees.  The Investment Management segment’s decrease in the first half of 2009 primarily resulted from lower travel and entertainment expenses and lower professional fees, partially offset by higher foreign exchange losses, at AllianceBernstein.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for the first half of 2009 were $6.87 billion, a decrease of $2.72 billion from the $9.59 billion in the 2008 period while total first year premiums and deposits decreased $2.59 billion to $4.03 billion in the first half of 2009 from $6.62 billion in the first half of 2008.  The annuity lines’ first year premiums and deposits decreased $2.51 billion to $3.82 billion virtually all due to the 39.8% decrease in sales of variable annuities (decreases of $2.14 billion to $1.97 billion in the wholesale channel and of $362.9 million to $1.83 billion in the retail channel) due to the difficult economic and market environment and actions taken by management in response thereto.  First year premiums and deposits for the life insurance products decreased $76.2 million, with the $56.4 million decrease in sales of interest-sensitive life insurance products in the wholesale channel and the $34.0 million decrease in variable life insurance sales in the retail channel being partially offset by a $7.7 million increase in first year interest-sensitive life insurance sales in the retail channel.

The market for annuity and life insurance products of the types issued by the Insurance Group continues to be very dynamic as a result of the recent upheaval in the capital markets.  Among other things:

•
features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors,

•	various insurance companies, including one or more in the Insurance Group, have eliminated and/or limited sales of certain annuity and life insurance products or features, and
•
overall industry sales of  variable annuity and life insurance products have declined, in some cases substantially, due in part to changing customer preferences, a phenomenon also observed following previous periods of significant market decline and/or volatility.

Recent changes to certain features including, e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by the Insurance Group less competitive in the marketplace.  This, in turn, has adversely affected and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to assess its product offerings in light of changing market conditions and other factors, with a view toward appropriately balancing risk management, cost, marketability and other considerations.  As conditions in the marketplace and capital markets continue to evolve, the Insurance Group may offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $1.14 billion, from $4.65 billion in the first half of 2008 to $3.51 billion for the first half of 2009.  There were $1.15 billion and $19.2 million decreases in individual annuities and variable and interest-sensitive life insurance surrenders and withdrawals, respectively, with an increase of $28.4 million reported for the traditional life insurance line.  The annualized annuities surrender rate decreased to 7.2% in the first half of 2009 from 7.9% in the first half of 2008.  The individual life insurance products’ annualized surrender rate increased to 5.0% in the first half of 2009 from 4.1% in the 2008 period.  The surrender and withdrawal rates described above continue to fall within the range of expected experience and the Insurance Group continues to closely monitor surrender and withdrawal rates.

Assets Under Management.  Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	June 30,
	2009	2008

Third party	$394,830	$657,322
General Account and other	58,025	53,198
Insurance Group Separate Accounts	74,446	92,338
Total Assets Under Management	$527,301	$802,858

Third party assets under management at June 30, 2009 decreased $262.49 billion from June 30, 2008 primarily due to market depreciation and net outflows.  General Account and other assets under management increased $4.83 billion from the first half of 2008.  The $17.89 billion decrease in Insurance Group Separate Account assets under management at the end of the first half of 2009 as compared to June 30, 2008 resulted from decreases in EQAT’s and other Separate Accounts’ AUM due to market depreciation.

AllianceBernstein assets under management at June 30, 2009 totaled $447.0 billion as compared to $716.6 billion at June 30, 2008 with market depreciation of $187.4 billion and net outflows of $82.2 billion.  The gross outflows of $64.9 billion, $42.8 billion and $17.2 billion in institutional investment, retail and private client channels, respectively, were partially offset by inflows of $17.3 billion, $17.8 billion and $7.6 billion, respectively.  Non-US  clients accounted for 55.5% of the June 30, 2009 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial.  On June 16, 2009, AXA Financial issued a $440.0 million short-term note to AXA.  The proceeds from this note, whose original July 31, 2009 maturity date was amended to extend to October 16, 2009 and which bears interest at a rate of LIBOR plus 15 basis points, was contributed to a newly formed non-insurance subsidiary to support the purchase of investment real estate from AXA Equitable.  In connection with this purchase (the “AXA Equitable Property”), this subsidiary issued $660.0 million of 8% mortgage notes with a ten year term, $400.0 million to AXA Equitable, which is eliminated in consolidation, and $260.0 million to AXA UK PLC, an AXA affiliate, which is reported in Loans from affiliates on the consolidated balance sheet.

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate amount not to exceed $1.50 billion outstanding at any time.  On June 15, 2009, AXA Financial issued $0.3 million which was repaid on June 16, 2009.

On March 31, 2008, AXA Financial issued a $250.0 million short-term note to AXA.  The note, which matured on June 16, 2008, bore interest at the rate of three-month LIBOR plus 10 basis points.  The note was rolled over to December 16, 2008, at an interest rate of three-month LIBOR plus 25 basis points and rolled over on December 16, 2008 to December 16, 2009 maturity date. The funds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.

AXA Financial continues to expect to fund most of its liquidity needs through borrowings from AXA or its affiliates and/or from third parties.

The Insurance Group.  On June 17, 2009, AXA Equitable’s continuing operations and its discontinued Wind-up Annuities business sold the AXA Equitable Property valued at $1.10 billion to a non-insurance subsidiary of AXA Financial in exchange for $700.0 million in cash and $400.0 million in 8% ten year term mortgage notes on the property.  The $440.0 million excess of the AXA Equitable Property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable that is eliminated in consolidation.  For segment reporting purposes, the financial position and operating results of the AXA Financial subsidiary are included in the Financial Advisory/Insurance segment.

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During second quarter 2009, $900.0 million was utilized under the facility; the entire amount plus interest of $3.3 million was repaid during the quarter.  No amounts were outstanding under this facility on June 30, 2009.

At June 30, 2009, AXA Equitable had no short-term debt or commercial paper outstanding.  During the first half of 2008, AXA Equitable’s $350.0 million short-term promissory note, of which $101.7 million was reported in the discontinued Wind-up Annuities business, bore interest at a rate of three-month LIBOR plus 50 basis points and was repaid on September 23, 2008.

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

AllianceBernstein.  For the six months ended June 30, 2008, cash flows included inflows of $12.6 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units; no such investments were made in the related 2009 period.  Outflows related to purchases of AllianceBernstein Holdings units totaled $0.7 million and $4.3 million for the six months ended June 30, 2009 and 2008, respectively, which were used to fund deferred compensation plans.  Cash flows in the first half of 2009 and 2008, respectively, included $22.0 million and $120.0 million of net proceeds from bank loans.  There was a net reduction in cash flows of $120.1 million and $167.0 million in the respective 2009 and 2008 periods related to net repayments of commercial paper.  Capital expenditures at AllianceBernstein were $36.1 million in the first six months of 2009 compared to $45.4 million in the comparable 2008 period.  Purchases of investments in the first half of 2009 totaled $7.6 million while sales of investments totaled $3.8 million in the first half of 2008.  Available cash flow for cash distributions from AllianceBernstein totaled $166.4 million and $527.1 million for the first six months of 2009 and 2008, respectively, while distributions paid were $136.7 million and $555.7 million for the same respective periods.

At June 30, 2009, AllianceBernstein had $165.5 million outstanding under its commercial paper program and $22.0 million outstanding under a bank loan.

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of June 30, 2009.

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

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2008 Form 10-K except as noted below:

In 2007 and again in 2009, Congress proposed tax legislation that would cause certain publicly-traded partnerships (“PTPs”) to be taxed as corporations, thus subjecting their income to a higher level of income tax.  AllianceBernstein Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein.  However, the legislation, in the form proposed, would not affect AllianceBernstein Holding’s tax status.  In addition, AllianceBernstein continues to receive consistent indications from a number of individuals involved in the legislative process that AllianceBernstein Holding’s tax status is not the focus of the proposed legislation, and that no change to that approach is expected.  However, AllianceBernstein’s management cannot predict whether, or in what form, the proposed tax legislation will pass, and is unable to determine what effect any new legislation might have on AllianceBernstein.  If AllianceBernstein Holding were to lose its Federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to AllianceBernstein Holding unitholders.

In its current form, the proposed legislation would not affect AllianceBernstein because it is a private partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities
Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H to Form 10-Q.

Item 5.	Other Information
None

Item 6.	Exhibits

Number	Description and Method of Filing

10.1	Issuing and Paying Agency Agreement among AXA Financial, Inc., AXA and JPMorgan Chase Bank, National Association, dated as of June 3, 2009.

10.2	Commercial Paper Dealer Agreement among AXA Financial, Inc., AXA and J.P. Morgan Securities Inc., dated as of June 3, 2009.

10.3	Commercial Paper Dealer Agreement among AXA Financial, Inc., AXA and Citigroup Global Markets Inc., dated as of June 3, 2009.

10.4	Commercial Paper Dealer Agreement among AXA Financial, Inc, AXA and Banc of America Securities LLC, dated as of June 3, 2009.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXA FINANCIAL, INC

Date:	August 11, 2009	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	August 11, 2009		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer