Form 10-K
period 2009-12-31
AXA FINANCIAL INC
filed 2010-03-10
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2009.

As of March 10, 2010, 436,192,949 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I) (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are incorporated by reference into Part I hereof.

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

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  It is a leading asset manager, with total assets under management of approximately $581.19 billion at December 31, 2009, of which approximately $495.50 billion were managed by AllianceBernstein.  Through its insurance company subsidiaries, AXA Financial Group is also among the oldest and largest life insurance organizations in the United States.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files annual reports on Form 20-F.  In January 2010, AXA announced that it intends to voluntarily delist its American Depositary Shares from the New York Stock Exchange and deregister with the U.S. Securities and Exchange Commission.  For additional information regarding AXA, see “Parent Company”.

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

Financial Advisory/Insurance

The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Financial Advisory/Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $343.6 million of total revenues, after intersegment eliminations, for the year ended December 31, 2009.

1 As used in this Form 10-K, the term “AXA Financial Group” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 (“AXA Financial”), and its consolidated subsidiaries.  The term “MONY Companies” means MONY Life Insurance Company (“MONY Life”), MONY Life Insurance Company of America (“MLOA”), U.S. Financial Life Insurance Company (“USFL”) and the other subsidiaries of MONY acquired by AXA Financial in the MONY acquisition.  The term “Financial Advisory/Insurance Group” refers collectively to AXA Equitable Life Insurance Company (“AXA Equitable”), a New York stock life insurance corporation, to AXA Equitable’s wholly owned subsidiaries, AXA Distributors, LLC and its subsidiaries (collectively, “AXA Distributors”), to AXA Advisors, LLC (“AXA Advisors”), to AXA Network, LLC and its subsidiaries (collectively, “AXA Network”), AXA Financial (Bermuda) Ltd. (“AXA Bermuda”), AXA Equitable Life and Annuity Company (“AXA Life”), and the MONY Companies.  The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries.  The term “Insurance Group” refers collectively to AXA Equitable, MONY Life, MLOA, USFL, AXA Life and AXA Bermuda.  The term “General Account” refers to the assets held in the respective general accounts of AXA Equitable, MONY Life, MLOA, AXA Life, USFL and AXA Bermuda and all of the investment assets held in certain of AXA Equitable's, MONY Life’s and MLOA’s Separate Accounts on which the Insurance Group bears the investment risk.  The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable, MONY Life and MLOA excluding the assets held in those Separate Accounts on which the Insurance Group bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account associated with the Insurance Group’s continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group’s Wind-up Annuity line of business (“Wind-up Annuities”).

1-1

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

As of December 31, 2009, the Insurance Group had approximately 3.2 million insurance policies and annuity contracts in force.  For additional information on the Financial Advisory/Insurance segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Financial Advisory/Insurance,” and “Employees and Financial Professionals,” “Competition” and “Regulation”.

Products

Insurance Product Offerings.  In the aftermath of the global financial crisis and the continuing difficult conditions in the economy, the market for annuity and life insurance products of the types issued by the Insurance Group continues to be very dynamic.  Among other things, the features and pricing of various insurance products continue to change rapidly, various insurance companies, including one or more of the Insurance Group, have eliminated and/or limited the sales of certain annuity and life insurance products and/or features, and overall industry sales of variable annuity and life insurance products declined in 2009.  Changes to certain of the Insurance Group’s insurance product features including, e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by the Insurance Group less competitive in the marketplace.  This, in turn, adversely affected sales in 2009 and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.

The Insurance Group continues to review and develop its product offerings in light of changing market conditions and other factors, with a view towards increasing the diversification in its product portfolio, increasing distribution management capability, and enhancing the management of its in-force business, with the objective of driving profitable growth while managing risk.  For example, in 2009, AXA Equitable launched Retirement Cornerstone(SM), an innovative variable annuity that offers two platforms, one of which offers guaranteed lifetime income based on a floating rate design and the other of which offers a wide array of investment options with traditional annuitization benefits based solely on non-guaranteed account performance.

As conditions in the insurance products marketplace, capital markets and economy continue to evolve, the Insurance Group expects to offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its current product offerings.

Variable Annuities and Variable Life Insurance.  The Insurance Group is among the country’s leading issuers of variable annuity and variable life insurance products.  Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options.  The growth of Separate Account assets under management remains a strategic objective of AXA Financial Group, which seeks to increase fee-based revenues derived from managing funds for its clients.

Variable annuity products continue to account for a substantial portion of the Insurance Group’s sales, with 65.3% of the Insurance Group’s total premiums and deposits in 2009 attributable to variable annuities.  Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets.  A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee.  Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit (“GMDB”) and/or guaranteed minimum living benefits.  Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”), although the Insurance Group also offers guaranteed minimum accumulation benefits and guaranteed withdrawal benefits for life (“GWBL”).  For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

1-2

Variable life insurance products accounted for 9.9% of the Insurance Group’s total premiums and deposits in 2009.  Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance (“COLI”) market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options.  Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $19.72 billion to $86.13 billion at December 31, 2009.  Of the 2009 year-end amount, approximately $43.78 billion was invested through EQ Advisors Trust (“EQAT”) and approximately $37.84 billion was invested through AXA Premier VIP Trust (“VIP Trust”).  EQAT and VIP Trust are mutual funds for which AXA Equitable serves as investment manager (and in certain instances provides day to day portfolio management services as the investment adviser) and administrator.  The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single or multi-advised equity, bond and money market investment portfolios, a family of eight “hybrid” portfolios whose assets are allocated among multiple subadvisers, seven asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust and a new series of twelve portfolios, the AXA Tactical Manager Portfolios, whose assets are allocated among multiple subadvisers and employ an investment strategy that seeks to reduce equity exposure when the volatility index has increased to levels that are meaningfully higher than long-term historic averages.  VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advised equity and bond investment portfolios, as well as nine asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.

Day-to-day portfolio management services for each investment portfolio offered pursuant to EQAT and VIP are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisers.  As of December 31, 2009, AXA Equitable served as the investment adviser to twenty-seven portfolios (or an allocated portion of a portfolio) representing approximately 16.9% of the total assets in EQAT portfolios and nine portfolios representing approximately 68.7% of the total assets of the VIP Trust portfolios.  As of December 31, 2009, AllianceBernstein and AXA Rosenberg Investment Management (“AXA Rosenberg”), each an AXA affiliate, provided investment advisory services to portfolios representing approximately 24.9% of the total assets in EQAT portfolios and approximately 5.6% of the total assets in the VIP Trust portfolios, and unaffiliated investment subadvisers provided investment advisory services in respect of the balance of the assets in the respective EQAT and VIP Trust portfolios.

Fixed Annuities and Traditional and Interest Sensitive Life Insurance.  In addition to variable annuity and variable life insurance products, the Insurance Group issues or has issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.  Fixed annuity products have not been a significant product for the Insurance Group in recent years, accounting for 0.9% of the Insurance Group’s total premium and deposits in 2009.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including universal life, whole life and term life insurance.  Traditional and interest-sensitive life insurance products accounted for 19.1% of the Insurance Group’s total premium and deposits in 2009 and continue to represent a significant product line for the Insurance Group.

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

Wholesale Distribution.  The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors.  AXA Distributors distributes the Insurance Group’s annuity products through third-party national and regional securities firms, independent financial planners, other broker-dealers and banks.  AXA Distributors, through its AXA Partners division, also distributes the Insurance Group’s life insurance products on a wholesale basis principally through brokerage general agencies.

Annuities and life insurance distributed by AXA Distributors accounted for 29.7% and 46.0% of the Insurance Group’s total annuity and life insurance premiums and deposits in 2009 and 2008, respectively.  Annuities distributed by AXA Distributors accounted for 41.9% and 60.5% of the Insurance Group’s total first year annuity premiums and deposits in 2009 and 2008, respectively, and 24.4% and 42.7% of the Insurance Group’s total annuity premiums and deposits in 2009 and 2008, respectively.  Life insurance products distributed by the AXA Partners division of AXA Distributors accounted for 34.8% and 36.8% of the Insurance Group’s total first year life insurance premiums and deposits in 2009 and 2008, respectively, and 16.1% and 13.5% of the Insurance Group’s total life insurance premiums and deposits in 2009 and 2008, respectively.  For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits”.

Reinsurance and Hedging

The Insurance Group has in place reinsurance and hedging programs to reduce its exposure to mortality, equity market declines, interest rate fluctuations and certain other product features.

In 2009, the Insurance Group generally retained up to a maximum of $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies.  For amounts issued in excess of those limits, the Insurance Group typically obtained reinsurance from unaffiliated third parties.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium.

The Insurance Group also reinsures to non-affiliated reinsurers a portion of its exposure on variable annuity products that offer a GMIB and/or GMDB feature.  At December 31, 2009, the Insurance Group had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 45.3% of its net amount at risk resulting from the GMIB feature and approximately 6.5% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2009.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.  The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.  The Insurance Group is not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.49% of the total policy reserves of the Insurance Group (including Separate Accounts).

1-4

In addition to non-affiliated reinsurance, in 2008, AXA Equitable ceded to AXA Bermuda a 100% quota share of all liabilities for variable annuity GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.  For AXA Equitable, the GMDB/GMIB reinsurance transaction allowed for a more efficient use of its capital.  AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003, also reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by AXA Equitable and USFL.  For additional information on AXA Bermuda, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Supplementary Information – Reinsurance” and Note 11 of Notes to Consolidated Financial Statements.

The Insurance Group has adopted certain hedging programs that are designed to mitigate the exposure to movements in the equity markets and interest rates on, among other things, GMIB, GMDB and GWBL liabilities that have not been reinsured for contracts issued after January 1, 2001.  The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition.

For additional information about reinsurance and hedging strategies implemented by AXA Financial Group, see  “Item 1A - Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed.  The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers.  Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed.  The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time.  The Insurance Group audits or otherwise reviews the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2009:

Insurance Group
General Account Investment Assets
Net Amortized Cost (1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$41,370.7	74.4%
Mortgages	5,337.2	9.6
Equity real estate	98.8	.2
Other equity investments	1,287.2	2.3
Policy loans	4,971.9	8.9
Cash and short-term investments (2)	2,559.7	4.6
Total	$55,625.5	100.0%

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

1-5

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

Investment Management

General.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein.  AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and its affiliated joint venture companies, sub-advisory services to mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers research, portfolio strategy and brokerage-related services, and to issuers of publicly-traded securities, AllianceBernstein offers equity capital markets services.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies.  AllianceBernstein’s services include:  (a) value equities, generally targeting stocks that are out of favor and considered undervalued; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments, such as hedge funds, currency management strategies, venture capital and, beginning in 2010, direct real estate investing, and (g) asset allocation services, by which AllianceBernstein offers blend strategies specifically-tailored for its clients (e.g., customized target date fund retirement services for defined contribution sponsors).

The Investment Management segment in 2009 accounted for approximately $2.94 billion of total revenues, after intersegment eliminations.  As of December 31, 2009, AllianceBernstein had approximately $495.50 billion in assets under management, including approximately $300.00 billion from institutional clients, approximately $120.70 billion from retail clients and approximately $74.80 billion from private clients.  As of December 31, 2009, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT and VIP Trust represented approximately 22.0% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 4.0% of AllianceBernstein’s total revenues.  The Investment Management segment continues to provide asset management services to the Insurance Group.

Interest in AllianceBernstein. In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”).  In connection with this acquisition (the “Bernstein Acquisition”), Bernstein and SCB Partners Inc. (“SCB Partners”) were granted the right to sell limited partnership interests in AllianceBernstein (“AllianceBernstein Units”) to AXA Financial or an entity designated by AXA Financial (the “AllianceBernstein Put”).  Following the Bernstein Acquisition, AXA Financial, either directly or indirectly through wholly owned subsidiaries, acquired a total of 30.6 million AllianceBernstein Units for an aggregate purchase price of approximately $1.63 billion. through several purchases made pursuant to the AllianceBernstein Put.  In March 2009, AXA Financial Group sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  In 2009, AllianceBernstein awarded 9.8 million restricted AllianceBernstein Holding units in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  AXA Financial Group’s consolidated economic interest in AllianceBernstein as of December 31, 2009 was approximately 44.8%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein.  At December 31, 2009, AXA and its subsidiaries’ beneficial ownership in AllianceBernstein was approximately 62.1%.

1-6

For additional information about AllianceBernstein, including its results of operations, see “Business - Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2010.

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2009, AXA Financial Group had approximately 9,508 full-time employees.  Of these, approximately 5,139 and 4,369 were employed by the Financial Advisory/Insurance Group and AllianceBernstein, respectively.  In addition to these employees, as of December 31, 2009, the Financial Advisory/Insurance Group had a sales force consisting of approximately 5,480 AXA Advisors financial professionals, including 291 field managers.

COMPETITION

Financial Advisory/Insurance.  There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group, including insurance, annuity and other investment products and services.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  In addition, the trend toward consolidation has been significantly accelerating as a result of the recent economic turmoil.  For additional information regarding competition, see “Item 1A - Risk Factors”.

The principal competitive factors affecting the Financial Advisory/Insurance Group’s business are its financial strength as evidenced, in part, by its financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; its ability to bring customized products to the market quickly; its ability to explain complicated products and features to its distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of its brands in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.  For additional information on the competitiveness of the products offered by the Insurance Group, see “Business - Products”.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2010, the financial strength or claims-paying rating of AXA Equitable was “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with negative outlook), and “AA-” from Fitch Investors Service, L.P. (4th highest of 21 ratings; with negative outlook).  As of March 10, 2010, the financial strength or claims-paying ratings of MONY Life and MLOA were “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with negative outlook), and “AA-” from Fitch Investors Service, L.P. (4th highest of 21 ratings; with negative outlook).  As of March 10, 2010, AXA Financial’s long-term debt rating was “A+” from Standard & Poor’s Corporation (5th highest of 22 ratings; with negative outlook), “A2” from Moody’s Investors Service (6th highest of 21 ratings; with stable outlook), “a-” from A.M. Best Company, Inc. (7th highest of 22 ratings; with negative outlook) and “A-” from Fitch Investors Service, L.P. (7th highest of 21 ratings; with negative outlook).
1-7

Investment Management.  The financial services industry is intensely competitive and new entrants are continually attracted to it.  No single or small group of competitors is dominant in the industry.  AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers.  AllianceBernstein’s competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve.  Some of AllianceBernstein’s competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, have substantially greater resources than AllianceBernstein.  These factors may place AllianceBernstein at a competitive disadvantage and AllianceBernstein can give no assurance that its strategies and efforts to maintain and enhance its current client relationships, and create new ones, will be successful.  To grow its business, AllianceBernstein must be able to compete effectively for assets under management.  Key competitive factors include (i) AllianceBernstein’s investment performance for its clients; (ii) AllianceBernstein’s commitment to place the interests of its clients first; (iii) the quality of AllianceBernstein’s research;  (iv) AllianceBernstein’s ability to attract, retain and motivate highly skilled, and often highly specialized, personnel; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges; (vii) Morningstar/Lipper rankings for the AllianceBernstein Funds; (viii) AllianceBernstein’s operational effectiveness; (ix) AllianceBernstein’s ability to further develop and market its brand; and (x) AllianceBernstein’s global presence.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein.  AllianceBernstein’s partnership agreement specifically allows AXA Financial and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein.

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

Each of the members of the Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of the members of the Insurance Group, and make requests for particular information from them. For example, in October 2009, the domestic insurance regulator of AXA Equitable concluded its periodic statutory examination of the books, records and accounts for the years 2001 through 2005.  In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance and securities laws.  Members of the Insurance Group have received and responded to such inquiries from time to time.

1-8

Holding Company and Shareholder Dividend Regulation.  Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state.  In 2009, there were no shareholder dividends paid by members of the Insurance Group.

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

Certain Separate Accounts of AXA Equitable, MONY Life and MLOA are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable and MLOA are also registered under the Securities Act of 1933, as amended (the “Securities Act”).  EQAT and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.  Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.

AXA Equitable, AXA Advisors and certain of its affiliates and AllianceBernstein and certain of its affiliates also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”).  The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business.  These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.  In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

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

1-9

Potential Regulatory Initiatives Related to Financial Markets.  As discussed above, AXA Financial’s businesses are subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies.  In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance industry by means of an optional or mandatory Federal charter or license.  Some legislative proposals currently being considered could, if enacted, give one or more Federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important.  This authority could include the ability to impose prudential regulation and/or market conduct regulation.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which the financial advisory and insurance business may in the future be subject cannot be predicted, nor can management predict the effect of any such changes on, among other things, the way business is conducted, products are offered or capital is managed.

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

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping taxes.  Such taxes are repealed for 2010, but are scheduled to return to their 2001 levels thereafter.   Legislative proposals range from retroactively eliminating the one-year repeal, continuing taxes at, above or below the 2009 exemption amounts and rates, to making permanent the 2010 one-year repeal.  Although a continuation of the repeal beyond 2010 seems unlikely, elimination of the estate tax would likely have an adverse impact on life insurance sales since a significant portion of life insurance sales are made in conjunction with estate planning.  Conversely, a continuation or an increase of the estate tax should benefit sales and persistency.

Income, Capital Gains and Dividend Tax Rates.   Federal tax legislation passed in 2001 also reduced income tax rates and tax rates on long-term capital gains and qualifying corporate dividends.  Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Unless extended, these lower rates are set to expire after 2010.  The Obama administration has expressed an intention to seek to increase the income tax rates for higher income taxpayers and to reduce income tax rates for middle and lower income taxpayers.  The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates but would be reduced by lower tax rates.

Other Proposals.  Recent proposals put forth by the Obama administration include a potentially adverse change to the tax benefits of corporate owned life insurance which could curtail new sales, a plan to reduce barriers to the annuitization of amounts held in certain qualified plans which could benefit annuity sales, and extending the favorable annuitization tax rules to partial annuitizations of non-qualified deferred annuity contracts which could help sales but result in earlier payout elections.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle income taxpayers.  For example, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements.  Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products.  Enactment of these changes or similar alternatives would likely adversely affect new sales and, possibly, funding and persistency of existing cash value life insurance and deferred annuity products.

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract.  Such portfolios would not be taxed-deferred but would be eligible to pass capital gain or loss and dividend treatment to the holders.  Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

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

1-10

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

PARENT COMPANY

AXA, the ultimate parent company of AXA Financial, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in  Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and Latin America.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and banking.

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

1-11

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks.  This “Risk Factors” section provides a summary of some of the significant risks that could affect (and, in some cases in 2008 and 2009, did affect) our business, consolidated results of operations or financial condition..  In the summary that follows, management has attempted to identify the potential consequences that could result from the realization of the risks described.  In this section, the terms “we,” “us” and “our” refer to the Financial Advisory/Insurance Group.  As noted below, risk factors relating to AllianceBernstein’s business, reported in the Investment Management segment, are specifically incorporated by reference herein.

During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.

In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have recently improved, that trend may not continue.  Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak.

If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our consolidated results of operations or financial condition and/or liquidity.  Many of the risk factors that follow identify risks that result from, or are exacerbated by, a prolonged economic slowdown or financial disruption.  Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption.  See “Business – Insurance Product Offerings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment”.

Equity market declines and volatility may adversely affect our business and consolidated results of operations and financial condition.

Declines or volatility in equity markets, such as those experienced in 2008 and the first half of 2009, have negatively impacted and may continue to negatively impact the investment returns we and our customers earn in those markets as well as our business and consolidated results of operations and financial condition.  For example, equity market declines and/or volatility may, among other things,

•
decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values and, for annuity contracts that provide enhanced guarantee features, increases the amount of our potential obligations related to such enhanced guarantee features and may increase the cost of executing product guarantee related hedges beyond what was anticipated in the pricing of the products being hedged.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs;

•	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;

•
may adversely impact the levels of surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

•	may reduce demand for variable products relative to fixed products;

•	could lead to changes in estimates underlying our calculations of deferred acquisition costs that, in turn, could accelerate our DAC and VOBA amortization and reduce our current earnings;

1A-1

•	may result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings; and

•	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

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

If interest rates fall and/or remain at low levels, our portfolio earnings will decline over time.  Our ability to pass through the effects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts and other competitive factors.  Currently, we are at or near the minimum interest rate that we guarantee on many of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could continue to deteriorate and possibly become negative, which could have a material adverse effect on our profitability.  Furthermore, such a fall in interest rates could result in additional increases to reserve requirements for those contracts, increase the cost of providing benefits on variable annuities with living and death benefits and on other guaranteed products and increase the cost of our hedging programs.  These consequences could, in turn, impact both our consolidated earnings and, particularly if current conditions persist or worsen, our consolidated financial condition.

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

We are continuing to utilize reinsurance to mitigate a portion of our risk on certain new life insurance sales.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales.  If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

1A-2

Hedging Programs.  We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates.  The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition.  For example, in late 2008 and early 2009, due to, among other things, extreme levels of volatility in the equity markets, a rapid decline in interest rates on government securities, and underperformance of Separate Account investment options relative to indices used in our hedging programs, gains from our hedging programs did not fully offset the economic effect of the increase in the potential benefits payable under the guarantees offered in certain of our products.  If these circumstances were to reoccur or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements for additional information regarding our hedging program.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for members of the Insurance Group are prescribed by the applicable state insurance regulators and the National Association of Insurance Commissioners (“NAIC”).  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses generated by members of the Insurance Group (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital members of the Insurance Group must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that the Insurance Group must maintain.  AXA Equitable is primarily regulated by the New York State Insurance Department, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves.  Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that the members of the Insurance Group will be able to maintain current RBC ratios in the future or that RBC ratios will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

In the short term, AXA Financial expects to be more dependent on AXA for most of its liquidity and capital needs.

In 2010, AXA Financial expects to fund most of its liquidity and capital needs through additional borrowings from AXA or its affiliates.  While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.  To the extent AXA is unwilling or unable to provide additional funding, we may be required to incur additional third party debt or access bank credit facilities.

1A-3

Restrictions on the payment of dividends to AXA Financial by our insurance subsidiaries could adversely affect AXA Financial’s financial condition.

AXA Financial’s cash requirements include debt service, operating expenses, taxes, certain employee benefits and the provision of funding to certain of our non-insurance company subsidiaries to meet their capital requirements.  A primary source of liquidity for AXA Financial is dividend payments from its insurance subsidiaries.  However, insurance subsidiaries may be restricted by operation of applicable insurance laws from making such dividend payments or their own need for such funds.  In that case, AXA Financial may be required to raise cash by incurring additional debt or selling some of its assets, all of which may be more difficult or result in less advantageous terms in the current economic environment.  Such additional debt or forced sale of assets could adversely affect AXA Financial’s financial condition.  In 2009, no dividends were paid to AXA Financial by its insurance subsidiaries and there is no assurance that any of its insurance subsidiaries will pay a dividend to AXA Financial in 2010.

Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented 26% of the carrying value of our total cash and invested assets as of December 31, 2009.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

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

Market conditions and other factors could adversely affect our goodwill and negatively impact our consolidated results of operations and financial condition.

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

1A-4

Losses due to defaults, errors or omissions by third parties, including outsourcing relationships, could materially adversely impact our business and consolidated results of operations and financial condition.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations.  These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.  Many economists and other forecasters are continuing to predict an increase in defaults on obligations of many types due to the effects of the current economic and market environment.

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

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates may result in a change in DAC and VOBA amortization, which could negatively impact our earnings.

A downgrade in the financial strength and claims-paying ratings of our insurance companies could adversely affect our business and consolidated results of operations and financial condition.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  In 2009, as a result of the deterioration in the credit and equity markets, certain rating agencies lowered their outlook on the life insurance sector to negative from stable and downgraded a number of insurance companies.  A downgrade of our insurance companies’ ratings or those of AXA could adversely affect our business and results of operations by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of the ratings for our insurance companies.

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

1A-5

Our insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and our consolidated results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them.  The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs.  We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues.  At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be.  For further information, see “Business - Regulation”.

Our businesses may be adversely affected to the extent that we, third-party firms that distribute our products or unaffiliated insurers face increased regulation, changes in regulations and/or heightened regulatory scrutiny.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, derivatives, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs.  Federal and state regulators regularly propose new legislation, regulations or amend existing legislation and/or regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures.  Moreover, because the business of insurance is substantially regulated at the state level, we face a competitive disadvantage to the extent that various insurance regulators can and frequently do impose non-uniform requirements and standards.  Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance business by means of an optional or mandatory Federal charter or license.  Some legislative proposals currently being considered could, if enacted, give one or more Federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important.  This authority could include the ability to impose prudential regulation and/or market conduct regulation.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which we may in the future be subject to cannot be predicted, nor can we predict the effect of any such changes on, among other things, the way we conduct our business, offer our products or manage capital.  To the extent that the amount of state and Federal regulation and/or regulatory activism continues to increase, our costs of compliance will continue to increase.  Such increases in our compliance obligations could materially increase our costs and make our products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our insurance companies.

1A-6

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, special U.S. tax law provisions apply to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

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

The trend toward consolidation in the financial services industry has been significantly accelerating as a result of the recent financial crisis with substantial consolidation particularly between and among banks and other financial services companies.  The effect of this consolidation may be the creation of firms with even stronger competitive positions than previously existed which may adversely impact our business particularly if the surviving entity is a distributor of ours and, as a result of the consolidation, either elects not to continue to do business with us or requires more favorable terms than we had previously been offering to its predecessor.  For additional information on Competition, see “Business – Competition”.

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

1A-7

Changes in statutory reserve or other requirements and/or the impact of adverse market conditions could result in changes to our product offerings that could negatively impact our business.

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable.  These circumstances have already caused us to modify and/or eliminate certain features of various products, including our variable annuity and universal life products among others, and could cause further modifications and/or the suspension or cessation of sales of certain products in the future.  Modifications to products that we have made (or make in the future) and may continue to make certain of our products less attractive and/or competitive and have and may continue to adversely impact sales which could negatively impact our ability to retain our sales personnel and maintain our distribution relationships.  This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

Changes in accounting standards could have a material adverse effect on our consolidated results of operations and/or financial condition.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our consolidated results of operations and/or financial condition.  For information about recent accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

Our disclosure and internal control system cannot guarantee that our public disclosure and consolidated financial statements do not contain errors.

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

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features.  In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes.  If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, consolidated results of operations and financial condition.

1A-8

We could experience significant difficulties with respect to our proprietary technology and information systems as well as those provided by vendors.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements.  These systems are central to, among other things, designing and pricing products, underwriting and reserving decisions, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner.  The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks.

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop and introduce new systems and software applications.  Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities could have a material adverse effect on our consolidated results of operations and, ultimately, our ability to achieve our strategic goals.   We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems.  The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

Our business could be adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

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

•
The occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of the Financial Advisory/Insurance Segment due to increased mortality and, in certain cases, morbidity rates.

•
The occurrence of any pandemic disease, natural disaster, terrorist attacks or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

•
A localized catastrophic event that affects the location of one or more of our COLI and/or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims.

•
Another terrorist attack in the United States could have long-term economic impacts, that may have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

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

1A-9

AXA Financial Group’s consolidated results of operations and financial condition depend in significant part on the performance of AllianceBernstein’s business.

AllianceBernstein L.P. is a principal subsidiary of AXA Financial.  Moreover, a substantial portion of AXA Financial Group’s ownership of AllianceBernstein consists of interests held in the Insurance Group, particularly in AXA Equitable and AXA Bermuda.  Consequently, the results of operations and financial condition of AXA Financial Group and AXA Equitable depend in significant part on the performance of AllianceBernstein’s business.  For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-10

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

Investment Management

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2029.  AllianceBernstein currently occupies approximately 882,770 square feet of space at this location.  AllianceBernstein also occupies approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2029 and approximately 249,217 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2031.  AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2029.  AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2009 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2009, AXA Financial was an indirect wholly owned subsidiary of AXA and there is no established public market for AXA Financial’s common equity.

AXA Financial did not pay any shareholder dividends in 2009 or 2008.  For information on AXA Financial’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

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

INTRODUCTION

AXA Financial Group’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn.  While economic conditions generally have shown some signs of  improvement, there can be no assurance that this trend will continue or even if it does, that some measures or sectors of the economy (such as  employment levels or residential and/or commercial real estate markets) will not continue to be weak.  Although partially ameliorated in 2009, some of the more significant effects on AXA Financial Group’s consolidated results of operations, cash flows and/or liquidity include, but are not limited to, the following:

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

•	significant declines in Separate Accounts balances have reduced the fee income being earned on such accounts.

•	demand for the Insurance Group’s products has been and may continue to be adversely affected.

In 2008 and 2009, management took various actions designed to mitigate the impact of the economic disruption including, among others, adding to  regulatory capital, ceding a portion of AXA Equitable’s liabilities for GMDB/GMIB variable annuity riders to AXA Bermuda, revising, eliminating and/or developing new life insurance and annuity products for sale and refining and enhancing its hedging and other risk management strategies.  For more information on how AXA Financial Group’s businesses and consolidated results of operations have been and may continue to be affected by the economic environment, see further descriptions in this Management Narrative and elsewhere herein (e.g., “Business,” “Risk Factors” and the Notes to Consolidated Financial Statements.

GENERAL

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  These programs generally include, among others, the following:

•
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to non-affiliated reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.  This was the case during 2009 as the significant increase in equity markets and long-term interest rates caused a decline in the fair value of the reinsurance contracts, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

7-1

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility.  This was the case during 2009, as significant increases in equity markets and long-term interest rates caused a decline in the fair value of derivatives used in these hedging programs, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

For 2009, the consolidated net loss and loss from continuing operations were largely due to the increases in equity markets and long-term interest rates which resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves.  Conversely, during 2008, the decline in the equity markets and interest rates resulted in increases to the fair value of the GMIB reinsurance contracts and hedging program derivatives, which significantly exceeded the change in the gross reserves, significantly contributing to the earnings for 2008.  The table below shows, for 2009 and 2008, the impact on (Loss) earnings from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2009	2008
	(In Millions)

Decrease (increase) in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (1)	$533.8	$(2,612.0)
(Decrease) increase in fair value of GMIB reinsurance contracts (2)	(1,004.6)	1,860.7
(Losses) gains on free-standing derivatives (3)	(6,955.4)	6,753.5
Total	$(7,426.2)	$6,002.2

(1)	Reported in Policyholders’ benefits in the consolidated statement of earnings
(2)	Reported in (Decrease) increase in fair value of reinsurance contracts in the consolidated statement of earnings
(3)	Reported in Net investment (loss) income in the consolidated statement of earnings

CONSOLIDATED RESULTS OF OPERATIONS

Net loss attributable to the AXA Financial Group totaled $3.12 billion for 2009 compared to net income of $3.59 billion for 2008.  Net earnings attributable to the noncontrolling interest was $304.8 million in 2009 as compared to $318.4 million in 2008: the decrease was principally due to lower AllianceBernstein earnings partially offset by the impact of a higher noncontrolling interest ownership percentage in 2009.  Net loss of $2.82 billion was reported for 2009, a decrease of $6.72 billion from the $3.90 billion of net earnings reported for 2008.  Net earnings in 2008 included $68.2 million related to the positive earnings impact of the January 1, 2008 adoption of new accounting guidance related to fair value measurement and disclosure of the GMIB reinsurance asset’s fair value (net of the related increases of $104.3 million in DAC amortization and $36.5 million in income taxes).  The post-tax results from discontinued operations are detailed in the following schedule.  For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

7-2

	2009	2008
	(In Millions)
(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(16.2)	$(27.5)
Real estate held-for-sale	-	1.5
Disposal of business - Enterprise	1.1	(3.5)
Total	$(15.1)	$(29.5)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$6.3
Disposal of business - Enterprise	-	1.2
Total	$-	$7.5

Loss from continuing operations, net of income taxes in 2009 were $2.80 billion, a decline of $6.73 billion from $3.93 billion of earnings from continuing operations in 2008.  The income tax benefit totaled $1.78 billion in 2009 as compared to the $1.85 billion in expense in 2008.  The change was primarily due to the change in pre-tax results from earnings in 2008 to losses in 2009.  Included in the 2009 tax benefit was $15.1 million of tax benefit related to the release of tax audit reserves held by the Investment Management segment.  The Investment Management segment’s tax expense in 2008 reflected the impact of the approximately $84.5 million benefit related to the release of deferred taxes related to unremitted foreign earnings.  AXA Financial Group provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Loss from continuing operations before income taxes was $4.58 billion for 2009, as compared to the $5.78 billion in earnings reported in 2008.  The Financial Advisory/Insurance segment’s pre-tax loss from continuing operations of $5.11 billion, $10.04 billion lower than the pre-tax earnings of $4.92 billion for 2008 was primarily due to net investment losses resulting from losses on derivative instruments and the decline in the fair value of the reinsurance contracts as compared to increases in 2008, partially offset by lower DAC amortization and lower policyholders’ benefits as well as lower investment losses in 2009.  The Investment Management segment’s pre-tax earnings for continuing operations were $526.2 million in 2009, $327.4 million lower than the $853.6 million in 2008, as lower investment advisory and services fees and distribution revenues were partially offset by higher investment income and investment gains at AllianceBernstein in 2009 as compared to investment losses in 2008.

Total revenues decreased $16.89 billion to $3.25 billion in 2009 from $20.14 billion in 2008.  The 2009 decrease of $16.33 billion in the Financial Advisory/Insurance segment principally resulted from net investment losses caused by the $6.95 billion decline in the fair values of derivative instruments in 2009 as compared to $6.76 billion increase in fair value in 2008, the $1.00 billion decline in the fair value of the reinsurance contracts as compared to the $1.86 billion increase in 2008, and lower commissions, fees and other income partially offset by lower investment losses in 2009.  The Investment Management segment’s $598.8 million decrease in revenues to $2.94 billion resulted principally from lower investment advisory and services fees and lower distribution revenues at AllianceBernstein that were partially offset by higher investment results in 2009.

Total benefits and other deductions were $7.83 billion in 2009, a $6.53 billion decrease as compared to $14.36 billion in 2008.  The Financial Advisory/Insurance segment’s $6.30 billion decrease to $5.46 billion was primarily due to the result of the $3.26 billion decline in policyholders’ benefits, the $3.03 billion decline in DAC and VOBA amortization, $371.6 million lower commissions and $206.1 million lower all other operating costs and expenses partially offset by $123.9 million higher interest expense.  The $271.4 million decrease in the Investment Management segment’s benefits and other deductions was principally attributed to declines in compensation and benefits and distribution plan payments at AllianceBernstein.

7-3

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Financial Advisory/Insurance.

Financial Advisory/Insurance - Results of Operations
(In Millions)

	2009	2008

Universal life and investment-type product policy fee income	$3,118.2	$3,175.0
Premiums	1,490.6	1,522.1
Net investment (loss) income:
Investment (loss) income from derivative instruments	(6,954.7)	6,757.5
Other investment income	2,832.5	2,747.7
Total net investment (loss) income	(4,122.2)	9,505.2
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(280.3)	(412.5)
Portion of losses recognized in other comprehensive income	6.3	-
Net impairment losses recognized	(274.0)	(412.5)
Other investment gains (losses) net	157.4	(77.9)
Total investment (losses) gains, net	(116.6)	(490.4)
Commissions, fees and other income	978.2	1,104.7
(Decrease) increase in fair value of reinsurance contracts	(1,004.6)	1,860.6
Total revenues	343.6	16,677.2

Policyholders’ benefits	2,486.1	5,744.9
Interest credited to policyholders’ account balances	1,137.5	1,202.8
Compensation and benefits	1,003.7	921.9
Commission costs	946.4	1,318.0
Interest expense	259.3	135.4
Amortization of DAC and VOBA	(58.5)	2,975.0
Capitalization of DAC	(1,005.7)	(1,438.0)
Rent expense	101.1	102.0
Amortization of other intangible assets, net	2.3	2.3
All other operating costs and expenses	584.2	790.3
Total benefits and other deductions	5,456.4	11,754.6

(Loss) Earnings from Continuing Operations before Income Taxes	$(5,112.8)	$4,922.6

In 2009, pre-tax loss from continuing operations in the Financial Advisory/Insurance segment was $5.11 billion, a decline of $10.03 billion as compared to pre-tax earnings of $4.92 billion in 2008.  The decrease principally resulted from the $13.71 billion change in Investment (loss) income from derivatives, from income of $6.76 billion in 2008 to a loss of $6.95 billion in 2009, and the $1.00 billion decrease in the fair value of reinsurance contracts as compared to the $1.86 billion increase in fair value reported in 2008 partially offset by the $3.26 billion decrease in policyholders’ benefits and the $58.5 million of negative DAC and VOBA amortization as compared to $2.98 billion in amortization in 2008.

Revenues.  In 2009, segment revenues decreased $16.33 billion to $343.6 million from $16.68 billion in the prior year principally due to the declines in the fair values of derivative instruments and the reinsurance contracts, totaling $13.71 billion and $2.87 billion, respectively.

Policy fee income decreased $56.8 million to $3.12 billion in 2009 as compared to $3.18 billion in the prior year.  This decrease resulted from lower fees earned on lower average Separate Accounts balances due to market depreciation during 2008 partially offset by higher life insurance policy charges and GMDB/GMIB fees.

Net investment loss was $4.12 billion in 2009, a decrease of $13.63 billion from the $9.51 billion in net investment income in 2008.  This decrease was primarily related to the $13.71 billion decrease in the fair values of derivative instruments, including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts as compared to a $6.95 billion loss from the $6.76 billion of income in 2008.  In addition, there were decreases of $64.9 million, $34.5 million and $25.3 million in investment income from short-term investments, equity limited partnerships and mortgage loans or real estate.  These decreases were partially offset by the $111.5 million in foreign exchange income related to the interest rate swap agreements with AXA in 2009.  Additionally, there was $7.3 million in income on Separate Accounts surplus as compared to $43.6 million in losses in 2008, a $34.0 million increase in investment income on fixed maturities and a $14.2 million increase in mark-to-market gains on trading securities.

7-4

In 2009, investment losses, net totaled $116.6 million, some $373.8 million in lower losses as compared to $490.4 million of losses reported in 2008.  The lower losses were principally due to lower writedowns on the fixed maturity portfolio ($274.0 million in 2009 as compared to $412.5 million in 2008).  There were $174.8 million in gains on sales of fixed maturities as compared to losses of $81.3 million in 2008.  Partially offsetting these improvements were the $18.4 million in losses on equity real estate in 2009 as compared to $7.8 million of gains in 2008.  The 2009 writedowns on fixed maturities included $91.4 million, $71.8 million and $58.2 million of writedowns related to Northern Rock, CIT Group and CMBS securities, respectively, while the 2008 losses included writedowns of $195.2 million and $95.5 million on holdings of Lehman Brothers Holdings Inc. and Washington Mutual, Inc. debt, respectively, and $19.0 million in losses on sales of Washington Mutual debt.

Commissions, fees and other income decreased $126.5 million to $978.2 million in 2009 from $1.10 billion in 2008.  This decrease was primarily due to a $121.5 million decline in gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.

There was a $2.86 billion decline in the fair value of reinsurance contracts, from a $1.86 billion increase in 2008 to a decrease of $1.00 billion in 2009.  As required by the accounting guidance governing derivatives and hedging, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.

Benefits and Other Deductions.  Total benefits and other deductions for the Financial Advisory/Insurance segment decreased $6.30 billion to $5.46 billion in 2009 as compared to $11.75 billion in 2008.  The decrease was principally the result of a $3.26 billion decrease in policyholders’ benefits, $58.5 million in negative DAC and VOBA amortization as compared to $2.98 billion in amortization expense in 2008 and $206.1 million lower other operating costs partially offset by $432.3 million lower DAC capitalization and $123.9 million higher interest expense.

Policyholders’ benefits were $2.49 billion in 2009, a $3.26 billion decrease from $5.74 billion in 2008.  The decrease principally resulted from the $316.1 million decrease in GMDB/GMIB reserves as compared to the $2.34 billion increase in 2008 due to changes in market conditions and fluctuations in interest rates, a $217.7 million decrease in the GWBL reserve in 2009 versus the $272.6 million increase in 2008 and $11.9 million lower death claims, partially offset by a $33.7 million increase in policyholders dividends.

Compensation and benefits for the Financial Advisory/Insurance segment increased $81.8 million to $1.00 billion in 2009 as compared to $921.9 million in 2008.  The increase was primarily due to an increase in retirement plan costs due to market depreciation of plan assets in 2008 that result in higher pension plan expense in 2009.  The increase was partially offset by lower salary and stock compensation plan expenses.

For 2009, commission costs decreased $371.6 million to $946.4 million from $1.32 billion in 2008, due to lower sales of interest-sensitive life and variable annuity products.

Interest expense increased $123.9 million to $259.3 million in 2009 from $135.4 million in 2008.  There was a $107.6 million increase in corporate interest expense from $128.4 million in 2008 to $236.0 million in 2009 primarily due to higher average outstanding borrowings from its parent, AXA, and other AXA affiliates related to AXA Financial borrowings in late 2008 related to statutory capital strengthening initiatives.  Additionally, AXA Bermuda’s interest related to its short-term credit facility increased by $3.3 million.

DAC and VOBA amortization was a negative $58.5 million in 2009, a $3.03 billion decline from the $2.98 billion of amortization expense in 2008.  In 2009, the level of DAC amortization for the Accumulator® products was negative due to reactivity to negative gross profits in 2009 and lower projected future costs of hedging the GMIB feature of the Accumulator® products as higher interest rates have reduced the projected hedge levels, partially offset by updated surrender assumptions for variable life products to reflect emerging deterioration in persistency.  In 2008, the increase in DAC amortization was due to the material increase in the fair value of the derivative instruments associated with the GMDB/GMIB hedging program and the related GMIB reinsurance contracts, accounted for as derivatives.  For non-Accumulator® products, in 2008, DAC amortization increased by $311.0 million principally due to the significant reduction in Separate Accounts balances during 2008 and the unlocking of the estimate regarding Separate Accounts growth that was reduced to 9%.

7-5

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC and VOBA.  Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing.

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

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of December 31, 2009, the average gross short-term and long-term annual return estimate is 9% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15% (12.9% net of product weighted average Separate Account fees) and 0.0% ((2.1%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2009, current projections of future average gross market returns assume a 0.0% annualized return for the next five quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $2.2 million net decrease in DAC amortization  and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $33.1 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

7-6

Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread.

DAC capitalization decreased $432.3 million from $1.44 billion in 2008 to $1.01 billion in 2009 principally due to $366.7 million lower first year commissions and a $65.6 million decrease in deferrable operating expenses related to lower sales of variable annuities and interest-sensitive life products.

All other operating costs and expenses decreased $206.1 million in 2009 to $584.2 million from $790.3 million in 2008 due to lower sub-advisory fees at EQAT and VIP Trust and lower travel, advertising and legal expenses, partially offset by higher consulting expenses.

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

Recent changes to certain features including, e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by the Insurance Group less competitive in the marketplace.  This, in turn, has adversely affected and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to assess its product offerings in light of changing market conditions and other factors, with a view towards increasing the diversification in its product portfolio, increasing distribution management capability, and enhancing the management of its in-force business, with the objective of driving profitable growth while managing risk.  As conditions in the marketplace and capital markets continue to evolve, the Insurance Group expects to offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings.

Total premiums and deposits for insurance and annuity products for 2009 were $11.86 billion, a decrease of $6.32 billion from the $18.18 billion reported in 2008, as total first year premiums decreased $6.30 billion to $6.17 billion in 2009 from $12.46 billion in 2008.  First year premiums and deposits for annuity products decreased $6.15 billion to $5.73 billion from $11.88 billion in 2008 with $6.17 billion lower variable annuity sales, including the wholesale channel’s $4.97 billion decrease to $2.56 billion in 2009, due to the difficult economic and market environment.  First year premiums and deposits for the life products decreased $139.6 million to $430.5 million in 2009 from $570.1 million in 2008 as lower sales of interest-sensitive and variable life products of $115.2 million and $31.4 million, respectively, were partially offset by $14.0 million higher sales of traditional life products.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $9.11 billion in 2008 to $6.98 billion for 2009.  There was a $2.10 billion decrease in individual annuities surrenders and withdrawals to $5.38 billion in 2009.  Overall, the annualized annuities surrender rate decreased to 6.8% in 2009 from 8.2% in 2008.  In 2009, variable and interest-sensitive life insurance surrenders and withdrawals decreased by $53.1 million to $966.9 million while traditional life surrenders and withdrawals increased $18.7 million to $629.3 million from $610.6 million in 2008.  The individual life surrender rate was 4.6% in 2009 as compared to 4.4% in 2008.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

7-7

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

Investment Management - Results of Operations
(In Millions)

	2009	2008

Revenues:
Investment advisory and services fees (1)	$1,920.3	$2,839.5
Distribution revenues	277.3	378.4
Bernstein research services	434.6	471.7
Other revenues(1)	89.4	121.0
Commissions, fees and other income	2,721.6	3,810.6

Investment income (losses)	171.2	(257.4)
Less: interest expense to finance trading activities	(4.4)	(36.5)
Net investment income (losses)	166.8	(293.9)

Investment gains, net	52.6	23.1
Total revenues	2,941.0	3,539.8

Expenses:
Compensation and benefits	1,340.0	1,488.8
Distribution plan payments	207.6	274.4
Amortization of deferred sales commissions	54.9	79.1
Interest expense	47.9	61.5
Rent expense	194.3	193.0
Amortization of other intangible assets, net	36.9	36.6
Other operating costs and expenses	533.2	552.8
Total expenses	2,414.8	2,686.2

Earnings from Continuing Operations before Income Taxes	$526.2	$853.6

(1)	Included fees earned by AllianceBernstein totaling $36.6 million and $38.7 million in 2009 and 2008, respectively, for services provided to the Insurance Group.

Revenues.  The Investment Management segment’s pre-tax earnings from continuing operations for 2009 were $626.2 million, a decrease of $327.4 million from $853.6 million in the prior year.  Revenues totaled $2.94 billion in 2009, a decrease of $598.8 million from $3.54 billion in 2008, primarily due to a $919.2 million decrease in investment advisory and services fees, $101.1 million lower distribution revenues and the $37.1 million lower Bernstein research services partially offset by $490.2 million higher investment results.  Investment advisory and services fees include base fees and performance fees.  The 2009 decrease in investment advisory and services fees primarily resulted from lower average assets under management (“AUM”) in all three distribution channels (Institutional Investments, Retail and Private Client) partially offset by a $16.4 million increase in performance fees from $13.4 million in 2008 to $29.8 million in 2009.  The distribution revenue decrease was also due to lower average mutual fund AUM.  The Bernstein research revenues decreased $37.1 million due to a mix shift towards low-touch trading and lower security valuations in Europe where trades are priced in basis points partially offset by higher volumes in the U.S. and Europe, reflecting market share gains, and revenues from new services.  Net investment income (losses) consisted principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized (losses) gains on investments related to deferred compensation plan obligations and other investments.  The $460.7 million increase in net investment income (losses) to $166.8 million in 2009 was primarily due to $120.5 million of realized and unrealized gains on trading account securities related to deferred compensation plan obligations in 2009 as compared to $325.0 million in losses in 2008 as well as realized and unrealized gains on other investments, partially offset by lower interest earned on investments, reflecting lower interest rates and lower average balances.  Interest expense was $4.4 million in 2009, a decline of $32.1 million, reflecting lower balances in customers’ brokerage accounts and lower interest rates.  Prior to 2009, investment gains, net included non-cash gains that resulted from the issuance of AllianceBernstein units to employees in connection with their long-term incentive plans.  Such gains (losses) are now reflected in equity.  The 2009 increase of $29.5 million principally resulted from gains on sales of investments as compared to losses on sales in 2008, partially offset by the absence of the non-cash gain of $10.3 million in 2008.

7-8

Expenses.  The segment’s total expenses were $2.41 billion in 2009, compared to $2.69 billion in 2008, a decrease of $271.4 million principally due to the $148.8 million and $66.8 million decreases in compensation and benefits and distribution plans payments, respectively.  The decrease in AllianceBernstein employee compensation and benefits in 2009 as compared to 2008 was due to decreases in base compensation and commission expense partially offset by higher incentive compensation.  The $131.4 million decrease in 2009 in base compensation, fringe benefits and other employment costs was primarily a result of workforce reductions.  Commission expense decreased $110.8 million in 2009 reflecting lower sales volumes and revenues across all distribution channels.  Incentive compensation increased $85.5 million in 2009 due to higher deferred compensation expense resulting from mark-to-mark gains on related investments, partially offset by lower cash incentive payments.  The distribution plan payment decrease of $66.8 million to $207.6 million in 2009 resulted from lower average Retail Services assets under management.  A decrease of $19.2 million in other operating costs and expenses was primarily a result of lower travel and entertainment expenses in 2009.

ASSETS UNDER MANAGEMENT

A breakdown of AXA Financial Group’s AUM follows:

Assets Under Management
(In Millions)
	December 31,
	2009	2008

Third party(1)	$435,847	$412,479
General Account and other(2)	59,191	61,262
Separate Accounts	86,152	69,501
Total Assets Under Management	$581,190	$543,242

(1)
Included $39.58 billion and $39.39 billion of assets managed on behalf of AXA affiliates at December 31, 2009 and 2008, respectively.  Also included in 2009 and 2008 are $13.6 billion and $11.9 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2)
Included invested assets of AXA Financial Group not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $19.8 billion and $22.9 billion at December 31, 2009 and 2008, respectively, as well as mortgages and equity real estate totaling $5.5 billion and $5.7 billion at December 31, 2009 and 2008, respectively.

Third party AUM increased $23.37 billion to $435.85 billion in 2009 primarily due to increases at AllianceBernstein.  General Account and other AUM decreased $2.07 billion from the total reported in 2008 due to the decrease in cash and short-term investments from derivative losses partially offset by unrealized gains on fixed maturities due to lower interest rates.  The $16.65 billion increase in Separate Accounts AUM in 2009 principally resulted from market appreciation.

AllianceBernstein’s AUM increased $33.5 billion to $495.5 billion at December 31, 2009 from $461.95 billion at December 31, 2008, as the $107.4 billion increase resulting from market appreciation due to equity market gains was offset by $73.9 billion of net asset outflows.  Active equity growth and active equity value account AUM, which made up 53.5% of AllianceBernstein’s total AUM at December 31, 2009, increased by $4.6 million.  Net outflows in 2009 were $57.7 billion, $9.2 billion and $7.0 billion, respectively, in the Institutional Investment, Retail and Private Client channels.  Non-U.S. clients accounted for 55.4% of AllianceBernstein’s December 31, 2009 AUM total.

7-9

LIQUIDITY AND CAPITAL RESOURCES

AXA Financial

Liquidity Requirements.  AXA Financial’s cash requirements include debt service, operating expenses, taxes, certain employee benefits and the provision of funding to various subsidiaries to meet their capital requirements.  Pre-tax debt service totaled $266.8 million and $162.8 million in 2009 and 2008, respectively, while general and administrative expenses were $19.3 million and $18.3 million, respectively.  Due to AXA Financial’s assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, in 2009 and 2008, respectively, AXA Financial paid $103.1 million and $83.7 million in benefits, all of which was reimbursed by subsidiaries of AXA Financial.

AXA Financial’s liquidity needs in 2010 and subsequent years will be impacted by, among other things, interest payments on borrowings from AXA and its affiliates in 2009.  Interest requirements for related party debt will increase to an estimated $316.0 million in 2010 due in part to the replacement of much of its short-term borrowings from affiliates with new long-term Senior Notes with an AXA affiliate that is described below.  Also in 2010, AXA Financial will repay its third-party Senior Notes totaling approximately $780.0 million.  In 2008, AXA Financial made $3.07 billion of investments in and/or loans to subsidiaries and there may be additional loans/investments in 2009 depending on capital market conditions.  In the past, AXA Financial has funded its liquidity needs primarily from dividends and distributions from its subsidiaries; however, such sources are unlikely to provide significant amounts of liquidity in 2010.  AXA Financial will primarily be relying on borrowings from AXA or its affiliates and other sources of liquidity, including interest payments on the surplus notes purchased from AXA Financial's (payment of which is not assured as the payment is subject to regulatory approval by the NYID), borrowings from third-parties, including under AXA Financial’s credit facilities and commercial paper program, and interest, dividends, distributions and/or sales proceeds from less liquid investments and other assets.  While AXA and/or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.  For additional information, see “Item 1A – Risk Factors”.

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

AXA Financial paid no cash dividends in 2009 and 2008.

2009 Borrowings and Loans. On December 16, 2009, AXA Financial issued Senior Notes denominated in British pounds sterling to an AXA affiliate in the amount of £2.3 billion or $3.9 billion.  The notes were issued in five tranches of $1.13 billion, $772.0 million, $772.0 million, $759.0 million and $446.0 million.  The proceeds from these borrowings were used to retire $3.7 billion in existing short- and long-term borrowings (details below) with the remaining $0.2 billion held by AXA Financial for future debt service.  The Notes have a maturity date of December 16, 2019 and a fixed interest rate of 6.4%, paid annually on December 16.  Concurrently, AXA Financial entered into a currency swap with AXA, covering the exchange rate on both the interest and principal payments related to these Notes until December 16, 2019.  On December 31, 2009, accrued interest of $10.9 million was recorded; annual debt service on these Senior Notes will total approximately $250.0 million.

The proceeds from the Senior Notes issued to the AXA affiliate were used to pay off the following borrowings:
•
A $440 floating rate short-term note initially issued to AXA on June 16, 2009.  The proceeds from this note were contributed to a newly formed non-insurance subsidiary to support the purchase of investment real estate from AXA Equitable.

•
A $250.0 million short-term note to AXA originally issued on March 31, 2008 with an interest rate of three month LIBOR plus 25 basis points.  The funds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.

•
A $500.0 million fixed rate note issued to AXA on November 24, 2008.  AXA Financial used the proceeds to purchase a $500 million surplus note from AXA Equitable that is scheduled to mature on December 1, 2018 and bears interest at the rate of 7.1% per annum.

7-10

•
Two $1.25 billion floating rate notes issued to AXA on December 15, 2008.  These promissory notes bore interest at LIBOR plus 3.20% and 3.40%, respectively; the rates reset every three months.  AXA Financial used $2.00 billion of the proceeds from these borrowings to make a capital contribution to AXA Bermuda; the remaining $500 million was used to purchase an additional surplus note from AXA Equitable.  Like the note issued by AXA Equitable in November 2008, this surplus note has a 7.1% interest rate and is scheduled to mature on December 1, 2018.

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  At December 31, 2009, no borrowings were outstanding.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €1.40 billion (or its equivalent in optional currencies).  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014.

Other 2008 Borrowings and Loans.  On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5.0 million at an interest rate of 6.25%.  Under the terms of the Master Note, which matures on May 16, 2023, outstanding balances may be prepaid in part or in whole at the option of AXA Tech America.  On June 27 and October 11, 2008, respectively, AXA Financial loaned $1.0 million and $2.5 million to AXA Tech America for a total of $3.5 million outstanding at December 31, 2008 under the Master Note while another $1.5 million was borrowed in February 2009.  On April 1, 2009, the entire Master Note balance was repaid.  Interest income in 2009 totaled approximately $68.5 thousand while cash received was approximately $95.8 thousand.

Sources of Liquidity.  At December 31, 2009 and 2008, respectively, AXA Financial held cash and short-term investments and U.S. Treasury securities of approximately $203.7 million and $27.1 million as well as investment grade publicly traded bonds totaling $1.9 million and $3.9 million.  Other primary sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third-parties, including under AXA Financial's credit facilities and commercial paper program, (iii) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds from less liquid investments and other assets.  In 2008, AXA Financial received no dividends from AXA Equitable; no dividends were paid by AXA Equitable in 2009 and none are expected in 2010.  Prior to its contribution of AllianceBernstein Units to AXA Bermuda in fourth quarter 2008, cash distributions from AllianceBernstein totaled $158.1 million in 2008.  Cash dividends of $95.0 million were paid to AXA Financial by MONY Life 2008.  AXA Financial expects to fund most of its liquidity needs through borrowings from AXA or its affiliates and/or from third parties.

Other Items.  In connection with AllianceBernstein’s acquisition of Bernstein in 2000, AXA Financial agreed to provide liquidity to the former Bernstein shareholders.  Through December 31, 2008, AXA Financial Group had acquired 32.7 million AllianceBernstein Units under the AB Put for an aggregate market price of $1.63 billion, and recorded $733.8 million and $251.7 million of additional Goodwill and other intangible assets, respectively.  On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, minority interest subject to redemption rights totaling $135.0 million were reclassified as noncontrolling interests in first quarter 2009.

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

In 2009, AllianceBernstein awarded 9.8 million restricted Holding Units in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  The restricted Holding Units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.  As a result, AXA Financial Group’s economic ownership of AllianceBernstein decreased to 44.81%.  In 2009, as a result of the issuance of these restricted Holding Units, AXA Financial Group’s Capital in excess of par value decreased by $92.5 million, net of applicable taxes with a corresponding increase in noncontrolling interests of $92.5 million.

7-11

At December 31, 2009 and 2008, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 44.8% and 62.4%, respectively.  At December 31, 2009, AXA and its subsidiaries’ beneficial ownership in AllianceBernstein was approximately 62.1%.

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

The Insurance Group’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder-directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Financial Advisory/Insurance,” as well as by debt service requirements and dividends to its shareholders.  In 2008, MONY Life paid $95.0 million in dividends.  AXA Equitable paid no shareholder dividends in 2009 or 2008; no dividends are expected to be paid in 2010.

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2009, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors”.

Members of the Insurance Group monitor their respective regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.  For additional information, see “Item 1A – Risk Factors”.

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

In 2008, AXA Bermuda placed $6.3 billion into a Regulation 114 Trust (the “Reg 114 Trust”), to support the reinsurance reserve credit at AXA Equitable.  AXA Bermuda intends to hold a combination of assets in the Reg 114 Trust and/or letters of credit, so that AXA Equitable will be permitted to take reserve credit for the reinsurance.  AXA Bermuda may make additional deposits to the Reg 114 Trust, and may remove assets from that Trust.

In December 2008, AXA Financial increased the capital of AXA Bermuda by $2.8 billion through a contribution of $2.00 billion in cash and approximately $800.0 million in fair value of AllianceBernstein Units.

AXA Bermuda has implemented a dynamic hedging program to help mitigate the GMDB/GMIB market risk.

7-12

2009 Borrowings and Loans.  On June 17, 2009, AXA Equitable’s continuing operations and its discontinued Wind-up Annuities business sold the AXA Equitable Property valued at $1.10 billion to a non-insurance subsidiary of AXA Financial in exchange for $700.0 million in cash and $400.0 million in 8% ten year term mortgage notes on the property.  The $440.0 million excess of the AXA Equitable Property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable that is eliminated in consolidation.  For segment reporting purposes, the financial position and operating results of the AXA Financial subsidiary are included in the Financial Advisory/Insurance segment.

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During second quarter 2009, $900.0 million was utilized under the facility; the entire amount plus interest of $3.3 million was repaid during the quarter.  No amounts were outstanding under this facility on December 31, 2009.

2008 Borrowings and Loans.  On September 23, 2008, AXA Equitable repaid its $350.0 million short-term debt, $101.7 million of which was included in Wind-up Annuities discontinued operations.  At December 31, 2009, AXA Equitable had no short-term debt outstanding.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable and MONY Life with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life purchased stock to meet their membership requirement ($13.5 million for AXA Equitable and $3.5 million for MONY Life).  The credit facility provided by FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  Any borrowings from the FHLBNY will require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s and MONY Life’s borrowing capacities with FHLBNY are $1.00 billion and $250.0 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2009, there were no outstanding borrowings from FHLBNY.

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

The Insurance Group’s primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high-quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2009, this asset pool included an aggregate of $2.56 billion in highly liquid short-term investments, as compared to $9.14 billion at December 31, 2008.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet the Insurance Group’s liquidity needs.

Other liquidity sources include dividends and distributions from AllianceBernstein.  In 2009, the Insurance Group received cash distributions from AllianceBernstein and AllianceBernstein Holding of $230.0 million as compared to $483.3 million in 2008.

AllianceBernstein

AllianceBernstein’s primary sources of liquidity have been cash flows from operations, the issuance of commercial paper and proceeds from sales of investments.  AllianceBernstein requires financial resources to fund distributions to its General Partner and Unitholders, capital expenditures, repayments of commercial paper and purchases of Holding Units to fund deferred compensation plans.  Issuances  of Holding Units increased significantly in 2009, from $70.9 million in 2008 to $272.2 million in 2009, due to the grant of restricted Holding Units as long-term incentive compensation.

7-13

In recent years, AllianceBernstein completed several transactions involving its domestic and foreign services.  During 2009 and 2008, respectively, AllianceBernstein received $33.7 million (including a one time $10.0 million contingent payment earned in third quarter 2009) and $18.7 million in contingent purchase price payments related to the cash management services disposition in 2005.  AllianceBernstein will continue to earn annual contingent payments through March 2010.

AllianceBernstein has a $1.00 billion five-year revolving credit facility with a group of commercial banks and other lenders that expires in 2011.  It is intended to provide back-up liquidity for AllianceBernstein’s $1.00 billion commercial paper program although AllianceBernstein borrows directly under the facility from time to time.  Under the revolving credit facility, the interest rate, at AllianceBernstein’ option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  AllianceBernstein was in compliance with the covenants at December 31, 2009.  At December 31, 2009, $249.0 million in commercial paper was outstanding; no amounts were outstanding under any other program at that date.

In January 2008, SCB LLC entered into a $950.0 million three-year revolving credit agreement with a group of commercial banks to fund its activities resulting from engaging in certain securities trading and custody activities on behalf of private clients.  Under the revolving credit facility that expires in 2011, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  In January 2008, AllianceBernstein and AXA executed guarantees related to SCB LLC’s credit facility.  In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand.  AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.  This agreement is continuous and remains in effect until the later of payment in full of any obligation under the credit facility has been made or the facility expires.

SCB LLC has four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million at December 31, 2008.  In addition, SCB LLC has two lines of credit with a commercial bank at December 31, 2009 and 2008: one for $75 million served by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

Certain of AllianceBernstein’s deferred compensation plans provide for the election by participants to have their deferred compensation awards notionally invested in AllianceBernstein Holding Units or AllianceBernstein sponsored investment services.  From time to time, AllianceBernstein will fund participant elections.  In 2009 and 2008, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding Units totaling $7.0 million and $2.4 million for such plans.

Management of AllianceBernstein believes AllianceBernstein’s access to public and private debt markets should provide adequate liquidity for its general business needs and its cash flows from operations and the issuance of debt and AllianceBernstein Units or AllianceBernstein Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations.  For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2009.

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in a number of ventures and transactions with AXA and certain of its affiliates:
•
At December 31, 2009, AXA Equitable and MONY Life had outstanding $650.0 million and $50.0 million of 5.40% senior unsecured notes issued by AXA affiliates and AXA Financial held a $12.0 million note issued by AXA America Holding, Inc. that matures on December 31, 2010 and bears interest of 0.99%.  AXA America Holdings issued another note for $6.0 million to AXA Financial with the same terms.  Additionally, at December 31, 2009, AXA Bermuda held $500.0 million of commercial paper issued by AXA that is scheduled to mature on January 14, 2010 as well as a $500.0 million note from AXA scheduled to mature on December 15, 2015 that bears interest at a rate of LIBOR plus 3.2% that resets quarterly.

•
AllianceBernstein provides investment management and related services to AXA, AXA Financial Group and certain of their subsidiaries and affiliates.  AllianceBernstein and AXA Asia Pacific Holdings Limited, an AXA affiliate own two investment management companies and recognized management fees of $40.9 million, $68.3 million and $77.6 million in 2009, 2008 and 2007, respectively, of which approximately $14.0 million, $19.6 million and $22.9 million, respectively, were from AXA affiliates and $3.7 million, $9.7 million and $11.1 million, respectively, were attributed to noncontrolling interest.

•
AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements.  Payments by AXA Financial Group to AXA under such agreements totaled approximately $48.0 million, $45.3 million and $32.9 million in 2009, 2008 and 2007, respectively.  Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $17.8 million, $28.1 million and $27.7 million in 2009, 2008 and 2007, respectively.  Included in the payments by AXA and AXA affiliates to AXA Financial Group were $7.6 million, $12.9 million and $13.5 million from AXA Tech for 2009, 2008 and 2007, respectively.  AXA Financial Group provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $107.0 million, $117.6 million and $110.7 million for 2009, 2008 and 2007, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

7-14

See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2009 for information on related party transactions.

A schedule of future payments under certain of AXA Financial Group’s consolidated contractual obligations follows:

Contractual Obligations – December 31, 2009
(In Millions)

		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years

Contractual obligations:
Policyholders liabilities -
policyholders’ account
balances, future policy
benefits and other
policyholders liabilities (1)	$110,206.3	$2,669.5	$5,212.0	$5,699.9	$96,624.9
Long-term debt	1,331.9	780.0	-	-	551.9
Loans from affiliates	5,411.5	2.3	5.2	6.1	5,397.9
Operating leases	3,379.4	217.4	444.7	455.9	2,261.4
AllianceBernstein funding commitments	55.9	22.7	16.0	17.2	-
Employee benefits	2,315.2	303.8	623.8	618.5	769.1

Total Contractual
Obligations	$122,700.2	$3,995.7	$6,301.7	$6,797.6	$105,605.2

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

7-15

Unrecognized tax benefits of $700.4 million including $7.4 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

Interest on long-term debt will be approximately $67.6 million in 2010 and $40.3 million in each of 2011, 2012, 2013 and 2014, while interest on loans from affiliates will be approximately $296.4 million, $315.5 million, $322.2 million, $322.1 million and $321.8 million for 2010, 2011, 2012, 2013 and 2014, respectively.

During July 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $40.0 million in a venture capital fund over a six-year period.  At December 31, 2009, AllianceBernstein had not funded any of this commitment.  Also during July 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program.  As part of the program, each investment manager is required to invest a minimum of $20.0 million in the Public-Private Investment Fund they manage.  As of December 31, 2009, AllianceBernstein funded $4.1 million of this commitment.

At year-end 2009, AllianceBernstein had a $295.7 million accrual for compensation and benefits, of which $166.1 million is expected to be paid in 2010, $66.3 million in 2011-2012, $32.3 million in 2013-2014 and the rest thereafter.  Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $15.0 million in each of the next four years.  AllianceBernstein currently expects to contribute an estimated $6.0 million to its qualified pension plan during 2010.

In addition, AXA Financial Group has obligations under contingent commitments at December 31, 2009, including: AXA Financial’s and AllianceBernstein’s respective revolving credit facilities and commercial paper programs; AXA Financial Group’s $2.20 billion of undrawn letters of credit; AllianceBernstein’s $125.0 million guarantee on behalf of SCBL; and AXA Financial Group’s guarantees or commitments to provide equity financing to certain limited partnerships of $656.8 million.  Information on these contingent commitments can be found in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

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

7-16

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

DAC and VOBA – For universal life and investment-type contracts and participating traditional life policies, DAC and VOBA amortization may be affected by changes in estimated gross profits or assessments and margins principally related to investment results, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges.  The effect on amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  Additionally, the level of deferrable Insurance Group operating expenses is another significant factor in that business’ reported profitability in any given period.  VOBA was recorded in conjunction with the MONY Acquisition and represented the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

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

Share-based and Other Compensation Programs – Prior to the adoption of the new guidance on January 1, 2006, for equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date.  Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares.  In connection with the adoption of the new guidance, AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

7-17

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

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating AXA Financial Group’s tax positions including evaluating uncertainties under the new guidance for Accounting for Uncertainty in Income Taxes.  Under the new guidance, AXA Financial Group determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

7-18

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

Investments with Interest Rate Risk – Fair Value.  Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 84.0% of the carrying value of assets of the General Account associated with continuing operations (“General Account Investment Assets”) at December 31, 2009.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2009 and 2008 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	+100 Base	Fair	+100 Basis
	Value	Point Change	Value	Point Change
Insurance Group
Continuing Operations:
Fixed maturities:
Fixed rate	$40,419.8	$38,599.0	$33,873.3	$32,215.8
Floating rate	753.1	726.3	660.3	657.2
Mortgage loans	5,302.9	5,102.0	5,039.6	4,830.6

Wind-up Annuities (1) :
Fixed maturities:
Fixed rate	-	-	$602.2	$581.9
Mortgage loans	-	-	1.3	1.2

AXA Financial
Fixed maturities:
Fixed rate	$1.9	$1.8	$7.4	$6.9

7A-1

(1)  At December 31, 2009, due to the significant decline in in-force business, Wind-up Annuities’ remaining assets, including fixed maturities with a fair value of $543.5 million and mortgage loans  with a fair value of$156.4 million, as well as its liabilities were consolidated into AXA Financial Group’s consolidated balance sheet on a line by line basis.  These amounts are now included in the Continuing Operations totals at December 31, 2009.

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

Investments with Equity Price Risk – Fair Value. The investment portfolios also have direct holdings of public and private equity securities.  The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2009 and 2008:

Equity Price Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
Insurance Group
Continuing operations	$72.0	$64.8	$57.5	$51.7

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

Liabilities with Interest Rate Risk – Fair Value.  At years end 2009 and 2008, respectively, the aggregate carrying value of policyholders’ liabilities were $53.84 billion and $55.26 billion, approximately $49.41 billion and $50.81 billion of which liabilities are reactive to interest rate fluctuations.  The aggregate fair value of such contracts at years end 2009 and 2008 were $54.48 billion and $57.41 billion, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts of $4.10 billion and $3.20 billion, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of the Insurance Group’s operations, including investment decisions, product development and determination of crediting rates.  As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  Based on these more comprehensive analyses, management believes there is minimal solvency risk to the Insurance Group from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2009 levels.

At the end of 2009 and of 2008, the aggregate fair values of long-term debt issued by the Insurance Group and AXA Financial were $1.38 billion and $1.23 billion, respectively.  The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2009 and of 2008:

7A-2

Interest Rate Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	-100 Basis	Fair	-100 Basis
	Value	Point Change	Value	Point Change

Insurance Group
Continuing Operations:
Fixed rate	$228.5	$239.9	$192.7	$203.2

AXA Financial
Fixed rate	$1,149.6	$1,192.0	$1,039.4	$1,077.0

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

At December 31, 2009 and 2008, the net fair values of the Insurance Group’s and AXA Financial’s derivatives were $(147.8) million and $1,339.6 million, respectively.  The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value.  These exposures will change as a result of ongoing portfolio and risk management activities.

7A-3

Derivative Financial Instruments
(In Millions, Except for Weighted Average Term)

			Interest Rate Sensitivity
		Weighted
		Average	Balance After		Balance After
	Notional	Term	-100 Basis	Fair	+100 Basis
	Amount	(Years)	Point Change	Value	Point Change
December 31, 2009
Insurance Group:
Floors	$15,000.0	2.65	$428.1	$299.6	$214.4
Swaps	8,707.0	18.07	932.5	(134.0)	(1,036.9)
Futures	6,785.1	.22	600.5	-	(547.9)
Swaptions	1,200.0	9.53	88.0	44.6	22.4

AXA Financial:
Currency swaps	3,872.6	9.88	(138.0)	(112.9)	(90.4)
Total	$35,564.7		$1,911.1	$97.3	$(1,438.4)

December 31, 2008
Insurance Group:
Options:
Interest rate floors	$21,000.0	5.66	$871.1	$547.0	$452.0
S&P puts/calls	1,750.0	1.00	163.1	31.1	(122.0)
Futures	20,536.7	.22	1,339.0	-	(1,339.0)
Interest rate swaps	4,687.0	9.92	1,209.9	761.5	346.9
Total	$47,973.7		$3,583.1	$1,339.6	$(662.1)

				Equity Sensitivity
					Balance after
				Fair	-10% Equity
				Value	Price Shift
December 31, 2009:
Insurance Group:
Futures	$8,250.3	.22		$-	$794.4
Swaps	1,553.3	.28		(24.3)	124.5
Options	11,650.0	.28		(218.5)	(127.9)

AXA Financial:
ADR Swaps	20.6	.28		(2.3)	11.9
	$21,474.2			$(245.1)	$802.9

December 31, 2008
Insurance Group:
Futures	$(14,163.7)	.22		$-	$141.7

In addition to the freestanding derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts.  These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $980.6 million and $1.98 billion at December 31, 2009 and 2008, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2009 and 2008, respectively, would increase the balance of these reinsurance contracts to $1.09 billion and $2.13 billion.

7A-4

Investment Management

AllianceBernstein’s investments consist of trading and available-for-sale investments and other investments.  AllianceBernstein’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments.  Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services.  Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors.  Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

Investments with Interest Rate Risk – Fair Value.  The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2009 and 2008:

Interest Rate Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	+100 Basis Point	Fair	+100 Basis Point
	Value	Change	Value	Change

Fixed Income Investments:
Trading	$125.9	$120.2	$76.2	$73.1
Available-for-sale and other
investments	.2	.2	.2	.2

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

Investments with Equity Price Risk – Fair Value.  AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds.  The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2009 and 2008:

Equity Price Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	-10% equity Price	Fair	-10% Equity Price
	Value	Change	Value	Change

Equity Investments:
Trading	$358.7	$322.8	$246.4	$221.8
Available for sale and other
investments	283.3	255.0	255.1	229.6

7A-5

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AllianceBernstein management’s view of future market changes.  While these fair value measurements provide a representation of equity price sensitivity of AllianceBernstein’s investments in equity mutual funds and equity hedge funds, they are based on AllianceBernstein’s exposure at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to AllianceBernstein management’s assessment of changing market conditions and available investment opportunities.

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2009.

7A-6

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA FINANCIAL, INC.

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AXA Financial, Inc.

In our opinion, based on our audits, the accompanying consolidated balance sheets and the related consolidated statements of (loss) earnings, of  equity, of comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries (“AXA Financial Group”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of AXA Financial Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Financial Group changed its methods of accounting for noncontrolling interests in consolidated financial statements on January 1, 2009, for recognition and presentation of other-than-temporary impairment losses on April 1, 2009, fair value measurement on January 1, 2008 and for uncertainty in income taxes on January 1, 2007.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2010

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$40,131.6	$33,415.9
Mortgage loans on real estate	4,939.1	5,174.0
Equity real estate, held for the production of income	515.0	370.3
Policy loans	4,973.4	5,045.2
Other equity investments	1,681.0	1,789.9
Trading securities	1,928.5	322.7
Other invested assets	1,632.6	3,424.6
Total investments	55,801.2	49,542.6
Cash and cash equivalents	3,038.7	10,061.2
Cash and securities segregated, at fair value	985.7	2,572.6
Broker-dealer related receivables	1,087.6	1,020.4
Deferred policy acquisition costs	9,015.4	8,503.3
Goodwill and other intangible assets, net	5,271.8	5,316.6
Value of business acquired	448.3	666.5
Amounts due from reinsurers	4,237.1	4,286.6
Loans to affiliates	1,712.0	1,143.5
Other assets	4,097.9	5,101.2
Separate Accounts’ assets	86,129.2	69,614.4

Total Assets	$171,824.9	$157,828.9

LIABILITIES
Policyholders’ account balances	$27,522.4	$28,258.8
Future policy benefits and other policyholders liabilities	26,320.3	26,274.6
Broker-dealer related payables	1,788.4	934.8
Customers related payables	1,430.7	2,753.1
Short-term and long-term debt	1,581.4	1,625.8
Loans from affiliates	5,300.3	4,530.0
Income taxes payable	1,684.1	2,892.5
Other liabilities	5,827.2	6,308.4
Noncontrolling interest subject to redemption rights	-	135.0
Separate Accounts’ liabilities	86,129.2	69,614.4
Total liabilities	157,584.0	143,327.4

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 18 and 19)

EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	648.9	1,298.9
Retained earnings	11,401.1	14,448.8
Accumulated other comprehensive loss	(1,346.4)	(2,854.4)
Treasury shares, at cost	(34.3)	(58.3)
Total AXA Financial, Inc. equity	10,673.2	12,838.9
Noncontrolling interest	3,567.7	1,662.6
Total equity	14,240.9	14,501.5

Total Liabilities and Equity	$171,824.9	$157,828.9
See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,118.2	$3,175.0	$2,973.1
Premiums	1,490.6	1,522.1	1,561.6
Net Investment (loss) income:
Investment (loss) income from derivative instruments	(6,955.4)	6,753.4	67.5
Other investment income	3,012.3	2,487.5	3,318.9
Total net investment (loss) income	(3,943.1)	9,240.9	3,386.4
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(280.3)	(412.5)	(115.0)
Portion of loss recognized in other
comprehensive income	6.3	-	-
Net impairment losses recognized	(274.0)	(412.5)	(115.0)
Other investment gains (losses), net	210.0	(54.8)	84.4
Total investment losses, net	(64.0)	(467.3)	(30.6)
Commissions, fees and other income	3,651.5	4,809.2	5,447.5
(Decrease) increase in fair value of reinsurance contracts	(1,004.6)	1,860.6	6.9
Total revenues	3,248.6	20,140.5	13,344.9

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,486.1	5,744.9	3,089.8
Interest credited to policyholders’ account balances	1,137.5	1,202.8	1,192.3
Compensation and benefits	2,343.4	2,410.3	2,968.3
Commissions	946.4	1,318.0	1,624.7
Distribution plan payments	207.6	274.4	335.1
Amortization of deferred sales commissions	54.9	79.1	95.5
Interest expense	300.7	196.9	256.3
Amortization of deferred policy acquisition costs and
value of business acquired	(58.5)	2,975.0	1,217.5
Capitalization of deferred policy acquisition costs	(1,005.7)	(1,438.0)	(1,806.1)
Rent expense	295.4	295.0	269.9
Amortization of other intangible assets	39.2	38.9	68.6
Other operating costs and expenses	1,083.4	1,267.4	1,368.0
Total benefits and other deductions	7,830.4	14,364.7	10,679.9

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(CONTINUED)

	2009	2008	2007
	(In Millions)

(Loss) earnings from continuing operations
before income taxes	$(4,581.8)	$5,775.8	$2,665.0
Income tax benefit (expense)	1,779.7	(1,850.4)	(844.6)

(Loss) earnings from continuing operations,
net of income taxes	(2,802.1)	3,925.4	1,820.4
Losses from discontinued operations,
net of income taxes	(15.1)	(29.5)	(9.2)
Gains (losses) on disposal of discontinued
operations, net of income taxes	-	7.5	(3.6)

Net (loss) earnings	(2,817.2)	3,903.4	1,807.6
Less: net earnings attributable to the
noncontrolling interest	(304.8)	(318.4)	(483.3)

Net (Loss) Earnings Attributable to AXA Financial	$(3,122.0)	$3,585.0	$1,324.3

Amounts attributable to AXA Financial:
(Loss) earnings from continuing operations,
net of income taxes	$(3,106.9)	$3,607.0	$1,337.1
Losses from discontinued operations,
net of income taxes	(15.1)	(29.5)	(9.2)
Gains (losses) on disposal of discontinued
operations, net of income taxes	-	7.5	(3.6)

Net (Loss) Earnings	$(3,122.0)	$3,585.0	$1,324.3

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

EQUITY
AXA Financial, Inc. equity:
Common stock, at par value, beginning and end of year	$3.9	$3.9	$3.9

Capital in excess of par value, beginning of year	1,298.9	1,250.0	1,122.4
Purchase/issuance of AllianceBernstein Units to noncontrolling interest	(675.1)	-	-
Changes in capital in excess of par value	25.1	48.9	127.6
Capital in excess of par value, end of year	648.9	1,298.9	1,250.0

Retained earnings, beginning of year	14,448.8	10,863.8	9,494.7
Net (loss) earnings attributable to AXA Financial, Inc	(3,122.0)	3,585.0	1,324.3
Impact of implementing new accounting guidance, net of taxes	74.3	-	44.8
Retained earnings, end of year	11,401.1	14,448.8	10,863.8

Accumulated other comprehensive loss, beginning of year	(2,854.4)	(478.8)	(378.9)
Impact of implementing new accounting guidance, net of taxes	(74.3)	-	-
Other comprehensive income (loss) attributable to AXA Financial, Inc	1,582.3	(2,375.6)	(99.9)
Accumulated other comprehensive loss, end of year	(1,346.4)	(2,854.4)	(478.8)

Treasury shares at cost, beginning of year	(58.3)	(116.9)	(223.5)
Changes in treasury shares	24.0	58.6	106.6
Treasury shares at cost, end of year	(34.3)	(58.3)	(116.9)

Total AXA Financial, Inc. equity, end of year	10,673.2	12,838.9	11,522.0

Noncontrolling interest, beginning of year	1,662.6	1,681.2	1,631.6
Purchase/issuance of AllianceBernstein Units by noncontrolling interest	1,645.4	32.5	48.5
Purchase of AllianceBernstein Put	135.0	-	-
Net earnings attributable to noncontrolling interest	304.8	318.4	483.3
Dividends paid to noncontrolling interest	(261.1)	(382.7)	(523.0)
Capital contributions	-	12.8	-
Other comprehensive income (loss) attributable to noncontrolling interest	32.2	(39.7)	16.8
Other changes in noncontrolling interest	48.8	40.1	24.0

Noncontrolling interest, end of year	3,567.7	1,662.6	1,681.2

Total Equity, End of Year	$14,240.9	$14,501.5	$13,203.2

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)
COMPREHENSIVE (LOSS) INCOME
Net (loss) earnings	$(2,817.2)	$3,903.4	$1,807.6
Other comprehensive (loss) income net of income taxes:
Change in unrealized gains (losses) net of
reclassification adjustment	1,647.7	(1,753.7)	(206.6)
Defined benefit plans:
Net (loss) gain arising during year	(99.4)	(710.4)	68.8
Prior service cost arising during year	-	14.7	1.7
Less: reclassification adjustment for:
Amortization of net losses included in net periodic cost	80.3	38.6	54.4
Amortization of net prior service credit
included in net periodic cost	(3.4)	(4.4)	(1.3)
Amortization of net transition asset	-	(.1)	(.1)
Other	(10.7)	-	-
Other comprehensive (loss) income – defined benefit plans	(33.2)	(661.6)	123.5

Comprehensive (loss) income	(1,202.7)	1,488.1	1,724.5

Comprehensive income attributable to noncontrolling interest	(337.0)	(278.7)	(500.1)

Comprehensive (Loss) Income Attributable to
AXA Financial Inc.	$(1,539.7)	$1,209.4	$1,224.4

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

Net (loss) earnings	$(2,817.2)	$3,903.4	$1,807.6
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,137.5	1,202.8	1,192.3
Universal life and investment-type product
policy fee income	(3,118.2)	(3,175.0)	(2,973.1)
Net change in broker-dealer and customer
related receivables/payables	(1,308.6)	618.2	91.5
Change in investment income related to derivative instruments	6,955.4	(6,753.5)	(67.5)
Investment losses (gains), net	64.0	467.5	30.1
Change in segregated cash and securities, net	1,586.8	(202.6)	(360.2)
Change in deferred policy acquisition costs and value of business acquired	(1,064.2)	1,537.0	(588.6)
Change in future policy benefits	(688.6)	2,677.6	139.6
Change in income taxes payable	(1,845.5)	1,218.8	617.5
Change in fair value of guaranteed minimum income benefit reinsurance contracts	1,004.6	(1,860.6)	(6.9)
Amortization of deferred sales commission	54.9	79.1	95.5
Other depreciation and amortization	230.7	189.6	207.5
Amortization of other intangible assets	39.2	38.9	68.6
(Gains) losses on disposal of discontinued operations	-	(7.5)	3.6
Other, net	38.9	89.5	(64.0)

Net cash provided by operating activities	269.7	23.2	193.5

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,861.9	2,594.0	3,078.7
Sales of investments	15,237.1	983.7	2,726.9
Purchases of investments	(22,667.5)	(4,924.2)	(4,527.5)
Cash settlements related to derivative instruments	(4,896.3)	5,018.0	(80.5)
Change in short-term investments	148.6	(.5)	(24.6)
Purchase of minority interest in consolidated subsidiary	-	-	(745.7)
Decrease in loans to affiliates	10.0	-	400.0
Increase in loans to affiliates	(512.0)	(506.0)	(704.0)
Change in capitalized software, leasehold improvements and EDP equipment	(130.1)	(175.8)	(217.0)
Other, net	52.0	224.9	43.1

Net cash (used in) provided by investing activities	(9,896.3)	3,214.1	(50.6)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(CONTINUED)

	2009	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,696.5	$4,766.5	$4,716.3
Withdrawals and transfers to Separate Accounts	(2,575.8)	(3,152.2)	(4,591.3)
Sale of Alliance Bernstein Units	600.0	-	-
Proceeds from loans from affiliates	5,472.6	3,250.0	850.0
Repayment of loans from affiliates	(4,590.0)	(65.0)	(785.0)
Change in short-term financings	(45.8)	(506.5)	198.2
Repayments of long-term debt	-	(250.0)	-
Increase in securities sold under agreements to repurchase	1,495.1	-	-
Increase in collateralized pledged assets	(894.0)	-	-
(Decrease) increase in collateralized pledged liabilities	(409.0)	1,103.8	-
Purchases of treasury shares	(4.2)	(11.2)	(7.6)
Other, net	(141.3)	(367.3)	(239.3)

Net cash provided by financing activities	2,604.1	4,768.1	141.3

Change in cash and cash equivalents	(7,022.5)	8,005.4	284.2
Cash and cash equivalents, beginning of year	10,061.2	2,055.8	1,771.6

Cash and Cash Equivalents, End of Year	$3,038.7	$10,061.2	$2,055.8

Supplemental cash flow information:
Interest Paid	$103.6	$129.4	$155.6
Income Taxes (Refunded) Paid	$(38.5)	$260.1	$154.9

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

AXA Financial’s direct and indirect wholly-owned insurance subsidiaries (collectively the “Insurance Group”) include: AXA Equitable Life Insurance Company (“AXA Equitable”); AXA Equitable Life and Annuity Company (“AXA Life”); AXA Financial (Bermuda) Ltd. (“AXA Bermuda”); MONY Life Insurance Company (“MONY Life”); and MONY Life’s wholly-owned subsidiaries, MONY Life Insurance Company of America (“MLOA”) and U.S. Financial Life Insurance Company (“USFL”).  Enterprise Capital Management, Inc. (“Enterprise”) is reported as discontinued operations in the consolidated financial statements.

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

Investment Management

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership (together with its consolidated subsidiaries “AllianceBernstein”).  AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients.  Its principal services include: (a) institutional investment services, servicing institutional clients including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, trusts, mutual funds, hedge funds and other investment vehicles, (b) retail services, servicing individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide, and other investment vehicles, (c) private client services, servicing private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds, and other investment vehicles, and (d) Bernstein research services servicing institutional investors seeking research, portfolio strategy, and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.  Principal subsidiaries of AllianceBernstein include: SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”); Sanford C. Bernstein & Co. LLC (“SCB LLC”); Sanford C. Bernstein Limited (“SCBL”); and SCB Partners, Inc. (“SCB Partners”).  This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

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

In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc. (the “Bernstein Acquisition”).  Following a two-year lockout period that ended October 2002, the former Bernstein shareholders were permitted to exercise the right to sell private limited partnership interests in AllianceBernstein L.P. (the “AllianceBernstein Units”) that were acquired in the Bernstein Acquisition to AXA Financial or an affiliated company (the “AB Put”).  In February 2007, AXA Financial purchased a tranche of 8.16 million AllianceBernstein Units pursuant to an exercise of the AB Put at a purchase price of approximately $745.7 million and recorded additional goodwill of $392.8 million and other intangible assets of $209.5 million.  After this purchase, AXA Financial Group’s beneficial ownership in AllianceBernstein L.P. increased by approximately 3.0% to 63.3%.  Through December 31, 2008, AXA Financial Group acquired 32.7 million AllianceBernstein Units pursuant to the AB Put at the aggregate market price of $1,631.1 million and recorded additional goodwill of $733.8 million and other intangible assets of $251.7 million.  On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, minority interest subject to redemption rights totaling $135.0 million were reclassified as noncontrolling interests in first quarter 2009.

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

In 2009, AllianceBernstein awarded 9.8 million restricted Holding Units in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  The restricted Holding Units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.  As a result, AXA Financial Group’s economic ownership of AllianceBernstein decreased to 44.8%.  In 2009, as a result of the issuance of these restricted Holding Units, AXA Financial Group’s Capital in excess of par value decreased by $92.5 million, net of applicable taxes with a corresponding increase in noncontrolling interests of $92.5 million. On March 1, 2010, AllianceBernstein management announced their intention to make open-market purchases of up to 3.0 million Holding Units, from time to time and at their discretion, to help fund their incentive compensation award program's obligations.

At December 31, 2009 and 2008, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 44.8% and 62.4%, respectively.  At December 31, 2009, AXA and its subsidiaries’ beneficial ownership in AllianceBernstein was approximately 62.1%.

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

At December 31, 2009 and 2008, respectively, the Insurance Group’s General Account held $1.0 million and $1.8 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised.  At December 31, 2009 and 2008, respectively, as reported in the consolidated balance sheet, these investments included zero and $0.8 million of fixed maturities (collateralized debt and loan obligations) and $1.0 million and $1.0 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value.  These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary.  These variable interests at December 31, 2009 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs.  The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

Management of AllianceBernstein reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the entities that AllianceBernstein is required to consolidate under this guidance.  These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.

AllianceBernstein earned investment management fees on client AUM of these entities but derived no other benefit from those assets and cannot utilize those assets in its operations.

At December 31, 2009, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $60.3 million in client assets under management.  However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities.  AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $0.1 million in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation.  The years “2009,” “2008” and “2007” refer to the years ended December 31, 2009, 2008 and 2007, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Accounting Changes

Effective January 1, 2009, AXA Financial Group adopted the new guidance for presentation of noncontrolling interests in consolidated financial statements and was required to retrospectively conform all prior periods presented to:
•	recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet, and to
•	include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests.
As a result, total equity at December 31, 2008 increased by $1,662.6 million, representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $1,662.6 million as a result of the elimination of minority interest.  Additionally, for the year 2008 and 2007 respectively, (loss) earnings from continuing operations, net of income taxes increased by $318.4 million and $483.3 million and net earnings attributable to the noncontrolling interest increased by $318.4 million and $483.3 million.

On a prospective basis, beginning January 1, 2009, this guidance required that increases and decreases in noncontrolling interests be accounted for as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests recognized as a change to the controlling entity’s equity instead of current period gains/losses in the consolidated income statement.  Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.  The Emerging Issues Task Force (“EITF”) subsequently issued related guidance to clarify that insurers would not be required to include majority owned investments when ownership is through a Separate Account in the insurance company's evaluation of whether to consolidate such investments. This concensus is expected to be considered for finalization during the March 2010 EITF meeting.

Effective January 1, 2009, AXA Financial Group adopted new guidance for business combinations to be applied prospectively for all future acquisitions.  While retaining the requirement to use purchase accounting for all business combinations, this guidance’s new rules include the following:
•
The acquirer will recognize 100% of the fair values of acquired assets and assumed liabilities (with few exceptions) upon initially obtaining control of the target company, and any noncontrolling interest;

•	Contingent consideration will be included in the purchase price consideration on a fair value basis while transaction costs will be expensed as incurred; and
•	Costs expected to be incurred to effect a restructuring plan will be recognized as post-combination expenses.

Beginning second quarter 2009, AXA Financial Group implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For Available for Sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $74.3 million at that date with a corresponding decrease to Accumulated other comprehensive income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $149.4 million equal to the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

(Loss) earnings from continuing operations, net of income taxes, and Net (loss) earnings attributable to AXA Financial for 2009 reflected increases of $6.3 million, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, AXA Financial Group implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, AXA Financial Group concluded under previous guidance that markets for certain commercial mortgage-backed securities (“CMBS”) were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on AXA Financial Group’s consolidated results of operations or financial position.  At December 31, 2009 and 2008, the fair value of AXA Financial Group’s CMBS portfolio was $1,782.3 million and $2,089.7 million, respectively.

Effective December 31, 2009, AXA Financial Group implemented the FASB’s amended guidance on Employers’ Disclosures about Pension and Other Postretirement Benefits which required additional disclosures about plan assets, including more granular disclosure of asset classes, investment strategies and allocations, and measurements of fair value.

Effective January 1, 2008, AXA Financial Group implemented new guidance which established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  AXA Financial Group’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefits (“GMIB”) reinsurance asset, resulting in an increase in net income of $68.2 million, related to an increase in the fair value of the GMIB reinsurance asset of $209.2 million, offset by increased DAC amortization of $104.3 million and increased Federal income taxes of $36.7 million.  This increase in the GMIB reinsurance asset’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

Effective January 1, 2008, new guidance permitted entities to elect to measure existing eligible financial assets and liabilities at fair value under the “fair value option.” The objective was to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Management elected not to adopt the fair value option.

On February 12, 2008, the FASB deferred the effective date of the fair value framework for one year for all non-financial assets and non-financial liabilities, including goodwill and other intangible assets, except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually). This deferral delayed the application of this guidance to AXA Financial Group’s annual impairment testing of goodwill and other intangible assets until December 31, 2009.  The adoption of this guidance did not have a significant impact on the methodologies, assumptions, or inputs used by AXA Financial Group to measure fair value for these impairment assessments.

Effective December 31, 2008, AXA Financial Group adopted the new guidance for beneficial interests in securitized financial assets.  This guidance conformed the other-than-temporary impairment assessment for interests in securitized financial assets to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $2,001.2 million and $1,364.3 million, respectively, at December 31, 2009 and $1,996.0 million and $1,403.8 million, respectively, at December 31, 2008 were subject to this amendment.  Adoption of this guidance had no impact on AXA Financial Group’s consolidated results of operations or financial position.

On January 1, 2007, AXA Financial Group adopted new guidance for accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts.  This guidance requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and other related balances must be written off.  The adoption of this guidance did not have a material impact on AXA Financial Group’s consolidated results of operations or financial position.

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

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, such as AXA Financial Group’s, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010; earlier application is prohibited.  At the date of initial adoption, all existing consolidation conclusions are required to be recalculated under the new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein has a minimal financial ownership interest for potential consolidated presentation in AXA Financial Group’s consolidated financial statements, with corresponding offsets to noncontrolling interest. However, on December 4, 2009, in response to concerns raised by the asset management industry, the FASB issued an amendment deferring the effective date of this guidance as would be applied to certain investment funds and for which many of Alliance Bernstein’s VIEs likely will be eligible.  Management is currently evaluating the impact this new guidance may have on AXA Financial Group.  The adoption of this guidance may require that a significant amount of assets, liabilities, revenues and expenses of certain VIEs in which AXA Financial Group has a minimal financial ownership interest be included in its consolidated financial statements, with corresponding offsets to noncontrolling interest.

Closed Blocks

As a result of demutualization, Closed Blocks were established by AXA Equitable and MONY Life in 1992 and 1998, respectively, for the benefit of certain individuals’ participating policies in force as of respective dates of demutualization.  Assets, liabilities and earnings of each Closed Block are specifically identified to support its own participating policyholders.

Assets allocated to the Closed Block inure solely to the benefit of each Closed Block’s policyholders and will not revert to the benefit of AXA Financial.  No reallocation, transfer, borrowing or lending of assets can be made between each insurance company’s Closed Block and other portions of that company’s General Account, any of its Separate Accounts or any affiliate of that insurer without the approval of the Superintendent of The New York State Insurance Department (the “Superintendent”).  Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

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

Investments

The carrying values of fixed maturities classified as available for sale are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment (losses) gains, net.  The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

Mortgage loans on real estate are reported at their unpaid principal balances, net of unamortized discounts and valuation allowances.  Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.  However, if foreclosure is or becomes probable, the collateral value measurement method is used.

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

Partnerships, investment companies and joint venture interests that AXA Financial Group has control of and has a majority economic interest in (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated.  Those that AXA Financial Group does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity basis of accounting and are reported either with equity real estate or other equity investments, as appropriate.  AXA Financial Group records its interests in certain of these partnerships on a one quarter lag.

Equity securities, which include common stock, and non-redeemable preferred stock classified as available for sale securities, are carried at fair value and are included in other equity investments with changes in fair value reported in comprehensive income (loss).

Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with unrealized gains and losses reported in Net earnings.

Corporate owned life insurance (“COLI”) is purchased by AXA Financial Group on the lives of certain key employees; certain subsidiaries of AXA Financial Group are named as beneficiaries under these policies.  COLI is carried at the cash surrender value of the policies.  At December 31, 2009 and 2008, the carrying value of COLI was $914.5 million and $913.3 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

Short-term investments are reported at amortized cost that approximates fair value and are included with other invested assets.

Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less.  Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.

All securities owned, including United States government and agency securities, mortgage-backed securities and futures and forwards transactions, are reported in the consolidated financial statements on a trade date basis.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with Guaranteed Minimum Death Benefit (“GMDB”), GMIB and Guaranteed Withdrawal Benefit For Life (“GWBL”) features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders account balances would support.  AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts and swaptions.  For both GMDB and GMIB, AXA Financial Group retains basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

Reinsurance contracts covering GMIB exposure, as well as the GWBL features are considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  GMIB reinsurance and GWBL features’ fair values are reported in the consolidated balance sheets in Other assets and Future policy benefits and other policyholders liabilities, respectively.  None of the derivatives used in these programs were designated as qualifying hedges under the guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, beginning in fourth quarter 2008 and continuing in 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.

Margins (or “spreads”) on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Insurance Group currently uses interest rate floors to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

AXA Financial also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates and debt obligations.  In addition, AXA Financial uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments.  As further described in Note 11, AXA Financial entered into a currency swap with AXA to hedge foreign exchange exposure from intercompany borrowings denominated in British pounds sterling.  The Insurance Group is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as Treasuries or those issued by government agencies.  At December 31, 2009, AXA Financial Group held $694.7 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At December 31, 2009, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $655.9 million.  At December 31, 2009, AXA Financial Group had open exchange-traded futures positions on the 10-year and 30-year U.S. Treasury Note, having initial margin requirements of $117.9 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $5.3 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at December 31, 2009 are exchange-traded and net settled daily in cash.

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

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2009, was $798.3 million, for which AXA Financial Group had posted collateral of $852.9 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on December 31, 2009, AXA Financial Group would not have been required to post any additional collateral to its counterparties.

Net Investment (Loss) Income, Investment (Losses) Gains, Net and Unrealized Investment Gains (Losses)

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

Unrealized investment gains (losses) on fixed maturities and equity securities available for sale held by AXA Financial Group are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, DAC and VOBA related to universal life policies, investment-type products and participating traditional life policies.

Fair Value of Other Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

At December 31, 2009, investments classified as Level 1 comprise approximately 66.8% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2009, investments classified as Level 2 comprise approximately 30.7% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At December 31, 2009, approximately $2,846.5 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $(147.8) million at December 31, 2009, or approximately 9.1% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts is traded in the over-the-counter (“OTC”) derivative market and is classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $2.2 million at December 31, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at June 30, 2009.

At December 31, 2009, investments classified as Level 3 comprise approximately 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2009 were approximately $460.6 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $2,019.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2009.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At December 31, 2009, AXA Financial Group continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $10.7 million at December 31, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at December 31, 2009.

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

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In 2009 and 2008, no assets were measured at fair value on a non-recurring basis.

Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts.  Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2009 and 2008.

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

Other limited partnership interests and other equity investments, including interests in investment companies, are accounted for under the equity method.

The fair values for AXA Financial Group’s association plan contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting current market rates.

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

Recognition of Insurance Income and Related Expenses

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances.  Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

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

DAC and VOBA

DAC.  Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred.  DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

VOBA.  VOBA, which arose from the acquisition of MONY, was established in accordance with purchase accounting guidance for business combinations.  VOBA is the actuarially determined present value of estimated future gross profits from insurance contracts in force at the date of the acquisition.  VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable.  VOBA is subject to loss recognition testing at the end of each accounting period.

Amortization Policy.  For universal life and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2009, the average gross short-term and long-term annual return estimate is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (12.9% net of product weighted average Separate Account fees) and 0% (-2.1% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2009, current projections of future average gross market returns assume a 0% annualized return for the next five quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.

At the end of each accounting period, the present value of estimated gross profits or assessments is updated based on historical and anticipated future experience.  Due primarily to the significant reduction in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Account balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks, related to these products would be recognized in current earnings, while the related reserves do not fully and immediately reflect the immediate impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for Accumulator® products, subject to loss recognition testing.

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

For participating traditional life policies (substantially all of which are in the Closed Blocks), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.  At December 31, 2009, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.23% grading to 5.5% over 10 years and for MONY Life was 5.0%.  Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 2.0% to 10.90% for life insurance liabilities and from 2.25% to 9.98% for annuity liabilities.

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

At December 31, 2009, participating policies, including those in the Closed Blocks, represent approximately 10.8% ($44.2 billion) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets.  Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  The assets and liabilities of four Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders.  Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements.

The investment results of Separate Accounts, including unrealized (losses) gains, on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings.  For 2009, 2008 and 2007, investment results of such Separate Accounts were gains (losses) of $15,915.7 million, $(34,872.8) million and $5,655.6 million, respectively.

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

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered.  These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds.  Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2009 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2009.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset.  If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies and relates principally to the Bernstein Acquisition, purchases of AllianceBernstein units and the MONY Acquisition.  In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.  Based on the 2009 impairment testing performed as of December 31, 2009, management determined that goodwill was not impaired.

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

Other intangible assets are tested for impairment quarterly.  Management determined that other intangible assets were not impaired at December 31, 2009.

Other Accounting Policies

Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software that ranges between one and nine years.

AXA Financial and certain of its consolidated subsidiaries and affiliates file a consolidated Federal income tax return.  MONY Life, MLOA and USFL file a consolidated Federal income tax return.  Certain non-life insurance subsidiaries of MONY Life file a separate consolidated Federal Income tax return.  Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.  Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.  At January 1, 2007, as a result of adopting guidance for accounting for uncertainty in income taxes, AXA Financial Group recognized a $44.8 million positive cumulative-effect adjustment to the January 1, 2007 balance of Retained earnings to reflect a decrease in the amount of unrecognized tax benefits.

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

Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2009 were not significant.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides additional information for fixed maturities and equity securities classified as available for sale:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)

December 31, 2009:
Fixed Maturities:
Corporate	$27,863.3	$1,353.5	$291.8	$28,925.0	$.7
U.S. Treasury, government and agency	4,213.5	23.2	281.2	3,955.5	-
States and political subdivisions	467.3	7.4	19.3	455.4	-
Foreign governments	325.8	35.4	.3	360.9	-
Commercial mortgage-backed	2,439.1	2.2	659.1	1,782.2	2.2
Residential mortgage-backed (1)	2,456.0	59.8	.2	2,515.6	-
Asset-backed (2)	304.7	11.5	23.1	293.1	7.9
Redeemable preferred stock	2,145.5	8.5	310.1	1,843.9	-
Total Fixed Maturities	40,215.2	1,501.5	1,585.1	40,131.6	10.8

Equity securities	48.5	9.8	-	58.3	-

Total at December 31, 2009	$40,263.7	$1,511.3	$1,585.1	$40,189.9	$10.8

December 31, 2008
Fixed Maturities:
Corporate	$26,238.2	$280.3	$2,344.2	$24,174.3
U.S. Treasury, government and agency	2,600.1	337.4	.3	2,937.2
States and political subdivisions	204.7	12.0	10.4	206.3
Foreign governments	269.9	42.7	5.7	306.9
Commercial mortgage-backed	2,793.4	4.0	707.8	2,089.6
Residential mortgage-backed (1)	1,893.3	67.0	.5	1,959.8
Asset-backed (2)	388.2	12.2	38.1	362.3
Redeemable preferred stock	2,294.0	1.0	915.5	1,379.5
Total Fixed Maturities	36,681.8	756.6	4,022.5	33,415.9

Equity securities	35.9	-	4.8	31.1

Total at December 31, 2008	$36,717.7	$756.6	$4,027.3	$33,447.0

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings as a result of the adoption of new guidance on April 1, 2009.

At December 31, 2009 and 2008, respectively, AXA Financial had trading fixed maturities with an amortized cost of $114.6 million and $79.6 million and carrying values of $125.9 million and $76.2 million.  Gross unrealized gains on trading fixed maturities were $12.3 million and $0.1 million and gross unrealized losses were $1.0 million and $3.5 million for 2009 and 2008, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2009 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$1,176.0	$1,205.6
Due in years two through five	13,062.8	13,632.3
Due in years six through ten	13,267.2	13,584.6
Due after ten years	5,363.9	5,274.2
Subtotal	32,869.9	33,696.7
Commercial mortgage-backed bonds	2,439.1	1,782.2
Residential mortgage-backed bonds	2,456.0	2,515.6
Asset-backed bonds	304.7	293.1
Total	$38,069.7	$38,287.6

During 2009, AXA Financial Group recognized OTTI of $282.4 million on AFS fixed maturities, comprised of $276.1 million credit losses recognized in earnings and $6.3 million non-credit losses recognized in OCI.  An additional $3.1 million OTTI was recognized in earnings related to AFS fixed maturities that AXA Financial Group intended to sell or expected to be required to sell prior to recovering their amortized cost.  No OTTI was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at March 31, 2009	$-
Cumulative adjustment related to implementing new guidance on April 1, 2009	(197.2)
Impact of consolidation of Wind-up Annuities business	(5.6)
Previously recognized impairments on securities that matured, paid, prepaid or sold	186.9
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(254.0)
Additional impairments this period on securities previously impaired	(22.1)
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at December 31, 2009	$(292.0)

(1)
Represents circumstances where the Insurance Group determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as available-for-sale are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	December 31,	December 31,
	2009	2008
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(13.0)	$-
All other	(70.6)	(3,265.9)
Equity securities	9.8	(4.8)
Net Unrealized Losses	$(73.8)	$(3,270.7)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net (loss) earnings for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing new guidance on April 1, 2009	(7.0)	.8	-	2.2	(4.0)
Net investment gains (losses) arising during the period	(23.0)	-	-	-	(23.0)
Reclassification adjustment for OTTI (losses):
Included in Net (loss) earnings	22.1	-	-	-	22.1
Excluded from Net (loss) earnings (1)	(5.1)	-	-	-	(5.1)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	5.4	-	-	5.4
Deferred income taxes	-	-	-	.4	.4
Policyholders liabilities	-	-	(.6)	-	(.6)
Impact of consolidation of Wind-up Annuities business	-	-	-	-	-
Balance, December 31, 2009	$(13.0)	$6.2	$(.6)	$2.6	$(4.8)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$(3,270.7)	$721.0	$103.3	$899.3	$(1,547.1)
Cumulative impact of implementing new guidance on April 1, 2009	(142.4)	34.3	-	37.8	(70.3)
Net investment gains (losses) arising during the period	3,508.9	-	-	-	3,508.9
Reclassification adjustment for OTTI (losses):
Included in Net (loss) earnings	(102.1)	-	-	-	(102.1)
Excluded from Net (loss) earnings (1)	5.1	-	-	-	5.1
Impact of net unrealized investment gains (losses) on:
DAC and VOBA		(785.7)	-	-	(785.7)
Deferred income taxes		-	-	(896.9)	(896.9)
Policyholders liabilities		-	(171.6)	-	(171.6)
Impact of consolidation of Wind-up Annuities business	(59.6)	-	-	-	(59.6)
Balance, December 31, 2009	$(60.8)	$(30.4)	$(68.3)	$40.2	$(119.3)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 865 issues at December 31, 2009 and 1,808 issues at December 31, 2008 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$3,224.3	$(109.0)	$2,214.6	$(182.8)	$5,438.9	$(291.8)
U.S. Treasury, government and agency	3,297.4	(281.2)	-	-	3,297.4	(281.2)
States and political subdivisions	262.0	(14.5)	38.0	(4.8)	300.0	(19.3)
Foreign governments	42.9	(.3)	5.1	-	48.0	(.3)
Commercial mortgage-backed	208.8	(137.8)	1,466.0	(521.3)	1,674.8	(659.1)
Residential mortgage-backed	54.0	-	2.4	(.2)	56.4	(.2)
Asset-backed	51.7	(6.1)	84.1	(17.0)	135.8	(23.1)
Redeemable preferred stock	293.0	(91.2)	1,368.7	(218.9)	1,661.7	(310.1)

Total	$7,434.1	$(640.1)	$5,178.9	$(945.0)	$12,613.0	$(1,585.1)
(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance on April 1, 2009.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$12,660.7	$(1,286.7)	$5,091.0	$(1,057.6)	$17,751.7	$(2,344.3)
U.S. Treasury, government and agency	262.5	(.3)	-	-	262.5	(.3)
States and political subdivisions	63.4	(7.8)	28.5	(2.6)	91.9	(10.4)
Foreign governments	70.9	(5.7)	-	-	70.9	(5.7)
Commercial mortgage-backed	380.6	(26.2)	1,685.5	(681.6)	2,066.1	(707.8)
Residential mortgage-backed	.3	-	3.9	(.5)	4.2	(.5)
Asset-backed	80.0	(7.2)	85.5	(30.9)	165.5	(38.1)
Redeemable preferred stock	486.6	(326.1)	834.7	(589.4)	1,321.3	(915.5)

Total	$14,005.0	$(1,660.0)	$7,729.1	$(2,362.6)	$21,734.1	$(4,022.6)

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.36% of total investments.  The largest exposures to a single issuer of corporate securities held at December 31, 2009 and 2008 were $198.2 million and $232.4 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2009 and 2008, respectively, approximately $2,869.2 million and $1,239.2 million, or 7.1% and 3.4%, of the $40,215.2 million and $36,681.8 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $632.7 million and $287.8 million at December 31, 2009 and 2008, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2009, the Insurance Group owned $51.6 million in RMBS backed by subprime residential mortgage loans, and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2009, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $54.1 million.

For 2009, 2008 and 2007, respectively, investment income is shown net of investment expenses of $142.9 million, $159.0 million and $343.2 million.

At December 31, 2009 and 2008, respectively, AXA Financial Group’s trading account securities had amortized costs of $1,819.8 million and $514.5 million and fair values of $1,928.5 million and $322.7 million.  Included in the trading classification at December 31, 2009 were U.S. Treasury securities with aggregate amortized cost and fair value of $1,488.2 million and $1,443.9 million, respectively pledged under reverse repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  At December 31, 2009 and 2008, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $38.5 million and $39.0 million and costs of $36.0 million and $44.7 million as well as other equity securities with carrying values of $58.3 million and $31.1 million and costs of $48.5 million and $35.9 million.

In 2009, 2008 and 2007, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $133.2 million, $(388.2) million and $35.6 million, respectively, were included in Net investment income in the consolidated statements of earnings.

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified.  The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to zero at December 31, 2009 and 2008, respectively.  Gross interest income on these loans included in net investment income totaled zero, $0.1 million and $4.2 million in 2009, 2008 and 2007, respectively.  Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to zero, $0.1 million and $3.6 million in 2009, 2008 and 2007, respectively.

Impaired mortgage loans along with the related investment valuation allowances at December 31, 2009 and 2008 follow:

	December 31,
	2009	2008
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$110.5	$-
Impaired mortgage loans without investment valuation allowances	-	.3
Recorded investment in impaired mortgage loans	110.5	.3
Investment valuation allowances	(18.3)	-
Net Impaired Mortgage Loans	$92.2	$.3

During 2009, 2008 and 2007, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $49.1 million, $9.0 million and $53.1 million.  Interest income recognized on these impaired mortgage loans totaled $3.0 million, $0.7 million and $4.7 million for 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans were $15.3 million and zero.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.  At December 31, 2009 and 2008, respectively, AXA Financial Group owned no real estate acquired in satisfaction of debt.  During 2009, 2008 and 2007, no real estate was acquired in satisfaction of debt.

Accumulated depreciation on real estate was $282.1 million and $189.8 million at December 31, 2009 and 2008, respectively.  Depreciation expense on real estate totaled $24.5 million, $12.8 million and $14.6 million for 2009, 2008 and 2007, respectively.

Valuation Allowances for Mortgage Loans and Equity Real Estate

Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

	2009	2008	2007
	(In Millions)

Balances, beginning of year	$-	$1.4	$22.6
Additions charged to income	18.8	-	20.9
Deductions for writedowns and asset dispositions	-	(1.4)	(42.1)
Deduction for transfer of real estate held-for-sale to real estate held for the production of income	(.5)	-	-
Balances, End of Year	$18.3	$-	$1.4

Balances, end of year comprise:
Mortgage loans on real estate	$18.3	$-	$1.4
Equity real estate	-	-	-
Total	$18.3	$-	$1.4

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,421.5 million and $1,553.0 million, respectively, at December 31, 2009 and 2008.  Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $90.6 million and $48.3 million, respectively, at December 31, 2009 and 2008.  AXA Financial Group’s total equity in net (losses) earnings for these real estate joint ventures and limited partnership interests was $(106.1) million, $(67.0) million and $258.4 million, respectively, for 2009, 2008 and 2007.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial Group has an investment of $10.0 million or greater and an equity interest of 10% or greater (4 and 5 individual ventures at December 31, 2009 and 2008, respectively) and AXA Financial Group’s carrying value and equity in net (loss) earnings for those real estate joint ventures and limited partnership interests:

	December 31,
	2009	2008
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$571.5	$484.5
Investments in securities, generally at fair value	106.8	275.7
Cash and cash equivalents	22.9	8.9
Other assets	.8	24.0
Total Assets	$702.0	$793.1

Borrowed funds - third party	$309.5	$190.3
Other liabilities	59.8	280.3
Total liabilities	369.3	470.6

Partners’ capital	332.7	322.5
Total Liabilities and Partners’ Capital	$702.0	$793.1

AXA Financial Group’s Carrying Value in Those Entities Included Above	$165.6	$143.0

	2009	2008	2007
	(In Millions)

STATEMENTS OF EARNINGS
Revenues of real estate joint ventures	$39.9	$92.3	$78.7
Net revenues of other limited partnership interests	(5.4)	(1.2)	45.5
Interest expense - third party	(6.8)	(14.1)	(18.2)
Other expenses	(93.6)	(92.2)	(67.4)
Net (Loss) Earnings	$(65.9)	$(15.2)	$38.6

AXA Financial Group’s Equity in Net (Loss) Earnings of Those Entities Included Above	$(22.2)	$1.4	$24.3

Derivatives

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments at December 31, 2009, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
At or For the Year Ended December 31, 2009

	Notional Amount	Fair Value		Gains (Losses) Reported In Net (Loss) Earnings
		Asset Derivatives	Liability Derivatives
		(In Millions)
Freestanding derivatives:
Equity contracts(1):
Futures	$8,250.3	$-	$-	$(2,627.0)
Swaps	1,573.9	2.1	28.7	(532.9)
Options	11,650.0	920.1	1,138.6	(817.6)

Interest rate contracts (1):
Floors	15,000.0	299.6	-	(128.2)
Swaps	8,707.0	101.8	235.8	(440.9)
Futures	6,785.1	-	-	(2,278.0)
Swaptions	1,200.0	44.6	-	(16.8)

Other freestanding contracts (2):	3,872.6	-	112.9	(114.0)

Net investment loss				(6,955.4)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	980.6	-	(1,004.6)

GWBL features (3)	-	-	54.9	217.7

Balances, December 31, 2009	$57,038.9	$2,348.8	$1,570.9	$(7,742.3)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Financial Advisory/Insurance – MONY Acquisition

Goodwill related to the MONY Acquisition, none of which is expected to be deductible for tax purposes, totaled $379.9 million and $383.1 million at December 31, 2009 and 2008, respectively.  AXA Financial tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  AXA Financial primarily applies a discounted cash flow valuation technique to measure the fair value of its Insurance Group reporting unit, utilizing the cash flows projected from management’s current business plan, and validates the result to current market metrics.  In accordance with the accounting guidance, AXA Financial determined that goodwill was not impaired at December 31, 2009 and 2008 as the fair value of its investment in the Insurance Group exceeded the carrying value at each respective measurement date.  Continued decline or stagnation of current conditions in the financial markets and the economy generally would adversely impact the goodwill impairment testing for the Insurance Group and also may require more frequent testing for impairment.  In addition, the future cash flow expectations and other assumptions underlying management’s current business plan could be negatively impacted by other risks to which the Insurance Group’s business is subject, including, but not limited to, reduced product margins, increased surrender rates, and severe adverse mortality.  Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings.

The following presents a summary of other intangible assets, including VOBA, as of December 31, 2009 and 2008 related to the MONY Acquisition:

Intangible Assets Subject to Amortization

	Gross
	Carrying	Accumulated
	Amount	Amortization		Net
	(In Millions)
December 31, 2009
VOBA	$868.8	$(420.5)	(1)	$448.3
Insurance distribution network	26.0	(12.6)		13.4
Total	$894.8	$(433.1)		$461.7

December 31, 2008
VOBA	$868.8	$(202.3)	(1)	$666.5
Insurance distribution network	26.0	(10.3)		15.7
Total	$894.8	$(212.6)		$682.2

 (1)  Includes reactivity to unrealized investment gains/losses reflected in other comprehensive income.

For 2009, 2008 and 2007, total amortization expense related to these intangible assets was $45.4 million, $90.3 million and $91.0 million, respectively.  Intangible assets amortization expense is estimated to range from $44.3 million in 2010 to $32.2 million in 2014.

Investment Management

The carrying value of goodwill related to AllianceBernstein totaled $4,385.5 million and $4,388.9 million at December 31, 2009 and 2008, respectively.  AXA Financial tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  In accordance with the accounting guidance, AXA Financial determined that goodwill was not impaired at December 31, 2009 and 2008 as the fair value of its investment in AllianceBernstein, the reporting unit, exceeded its carrying value at each respective measurement date.

AXA Financial primarily uses a discounted cash flow valuation technique to measure the fair value of its AllianceBernstein reporting unit for purpose of goodwill impairment testing.  The estimated fair value is determined using a discounted cash flow valuation technique consisting of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value.  In these tests, the discounted expected cash flow model uses AllianceBernstein’s current business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.  The resulting amount, net of noncontrolling interest, was tax-effected to reflect taxes incurred at the AXA Financial Group level.  At December 31, 2009, the impairment test indicated that goodwill was not impaired.

The gross carrying amount of AllianceBernstein related intangible assets were $841.7 million and $840.0 million at December 31, 2009 and 2008, respectively and the accumulated amortization of these intangible assets were $348.6 million and $311.6 million at December 31, 2009 and 2008, respectively.  Amortization expense related to the AllianceBernstein intangible assets totaled $36.9 million, $36.6 million and $35.0 million for 2009, 2008 and 2007, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $22.0 million.  AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Each quarter, significant assumptions used to estimate the expected cash flows from these intangible assets, primarily investment management contracts, are updated to reflect management’s consideration of current market conditions on expectations made with respect to customer account attrition and asset growth rates.  As of December 31, 2009, AllianceBernstein determined that these intangible assets were not impaired.

At December 31, 2009 and 2008, respectively, net deferred sales commissions totaled $90.2 million and $113.5 million and are included within the Investment Management segment’s Other assets.  The estimated amortization expense of deferred sales commissions, based on the December 31, 2009 net asset balance for each of the next five years is $41.2 million, $24.7 million, $15.2 million, $7.9 million and $1.1 million.  AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization.  Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates.  As of December 31, 2009, AllianceBernstein determined that the deferred sales commission asset was not impaired.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, AllianceBernstein’s assets under management, revenues, profitability, and unit price likely would be adversely affected.  As a result, more frequent impairment testing may be required and potentially could result in an impairment of the goodwill, intangible assets, and/or deferred sales commission asset attributable to AllianceBernstein. In addition, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2009 as management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.  Any impairment would reduce the recorded goodwill, intangible assets, and/or deferred sales commission asset amounts with a corresponding charge to earnings.

5)	CLOSED BLOCKS

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2009	2008
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,411.7	$8,544.8
Other liabilities	69.8	71.3
Total Closed Block liabilities	8,481.5	8,616.1

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,575.5 and $5,517.6)	5,631.2	5,041.5
Mortgage loans on real estate	1,028.5	1,107.1
Policy loans	1,157.5	1,180.3
Cash and other invested assets	68.2	104.2
Other assets	264.1	472.4
Total assets designated to the Closed Block	8,149.5	7,905.5

Excess of Closed Block liabilities over assets designated to the Closed Block	332.0	710.6

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(23.4) and $166.4	43.6	(309.2)

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$375.6	$401.4

AXA Equitable Closed Block revenues and expenses were as follows:

	2009	2008	2007
	(In Millions)

REVENUES:
Premiums and other income	$381.9	$392.6	$409.6
Investment income (net of investment
expenses of $.1, $1.1, and $.2)	481.6	496.0	501.8
Investment (losses) gains, net:
Total OTTI losses	(10.0)	(45.8)	(3.0)
Portion of loss recognized in other comprehensive income	.2	-	-
Net impairment losses recognized	(9.8)	(45.8)	(3.0)
Other investment gains (losses), net	.4	(1.7)	10.9
Total investment (losses) gains, net	(9.4)	(47.5)	7.9
Total revenues	854.1	841.1	919.3

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	811.7	818.7	828.2
Other operating costs and expenses	2.6	7.4	2.7
Total benefits and other deductions	814.3	826.1	830.9

Net revenues before income taxes	39.8	15.0	88.4
Income tax expense	(14.0)	(5.2)	(31.0)
Net Revenues	$25.8	$9.8	$57.4

The balance for policyholder dividend obligation for both December 31, 2009 and December 31, 2008 was zero.

During 2009, 2008 and 2007, AXA Equitable’s Closed Block’s average recorded investment in impaired mortgage loans were zero, $0.4 million and $36.3 million, respectively.  Interest income recognized on these impaired mortgage loans totaled zero, zero and $3.9 million for 2009, 2008 and 2007, respectively.

There were no valuation allowances on mortgage loans at December 31, 2009 and 2008.  Writedowns of fixed maturities were $9.8 million, $45.8 million and $3.0 million for 2009, 2008 and 2007, respectively.

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	December 31,
	2009	2008
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,818.6	$6,957.2
Policyholder dividend obligation	188.8	6.5
Other liabilities	39.0	40.4
Total Closed Block liabilities	7,046.4	7,004.1

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $3,995.8 and $3,986.7)	4,064.8	3,650.6
Mortgage loans on real estate	832.2	885.5
Policy loans	920.9	940.2
Cash and other invested assets	67.5	84.7
Other assets	274.2	355.4
Total assets designated to the Closed Block	6,159.6	5,916.4

Excess of Closed Block liabilities over assets designated to
the Closed Block	886.8	1,087.7
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $0 and $81.5 and net of policyholder
dividend obligations of $(79.3) and $103.3	-	(151.4)
Maximum Future Earnings To Be Recognized From
Closed Block Assets and Liabilities	$886.8	$936.3

MONY Life Closed Block revenues and expenses follow:

	2009	2008	2007
	(In Millions)

REVENUES:
Premiums and other income	$309.9	$333.3	$340.4
Investment income (net of investment
expenses of $0, $0, and $6.5)	333.1	339.5	344.9
Investment (losses) gains, net:
Total OTTI losses	(8.9)	(46.3)	(5.1)
Portion of loss recognized in other
comprehensive income	-	-	-
Net impairment losses recognized	(8.9)	(46.3)	(5.1)
Other investment gains (losses), net	13.0	4.0	3.8
Total investment gains (losses), net	4.1	(42.3)	(1.3)
Total revenues	647.1	630.5	684.0

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	568.1	542.2	587.1
Other operating costs and expenses	2.9	3.6	3.8
Total benefits and other deductions	571.0	545.8	590.9

Net revenues before income taxes	76.1	84.7	93.1
Income tax expense	(26.6)	(29.7)	(32.5)
Net Revenues	$49.5	$55.0	$60.6

Reconciliation of the MONY Life policyholder dividend obligation follows:

	2009	2008
	(In Millions)

Balance, beginning of year	$6.5	$129.4
Applicable to net losses	(.3)	(43.5)
Unrealized investment gains (losses)	182.6	(79.4)
Balance, End of Year	$188.8	$6.5

Impaired mortgage loans along with the related investment valuation allowances at December 31, 2009 follow:

December 31,
2009
(In Millions)

Impaired mortgage loans with investment valuation allowances	$86.8
Impaired mortgage loans without investment valuation allowances	-
Recorded investment in impaired mortgage loans	86.8
Investment valuation allowances	(9.9)
Net Impaired Mortgage Loans	$76.9

During 2009, 2008 and 2007, MONY Life’s Closed Block’s average recorded investment in impaired mortgage loans were $34.7 million, zero and $0.1 million, respectively.  Interest income recognized on these impaired mortgage loans totaled $2.1 million, zero and zero in 2009, 2008 and 2007, respectively.

Valuation allowances on mortgage loans on real estate were $9.9 million and zero at December 31, 2009 and 2008, respectively.  Writedowns of fixed maturities were $8.9 million, $46.3 million and $5.1 million for 2009, 2008 and 2007, respectively.

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2009	2008
	(In Millions)

Balance, beginning of year	$807.9	$754.2
Contractholder bonus interest credits deferred	60.6	137.6
Amortization charged to income	(73.6)	(83.9)
Balance, End of Year	$794.9	$807.9

7)	FAIR VALUE DISCLOSURES

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated:

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$28,289.2	$635.8	$28,925.0
U.S. Treasury, government and agency	-	3,955.5	-	3,955.5
States and political subdivisions	-	402.7	52.6	455.3
Foreign governments	-	340.2	20.7	360.9
Commercial mortgage-backed(1)	-	-	1,782.3	1,782.3
Residential mortgage-backed(1)	-	2,515.6	-	2,515.6
Asset-backed(2)	-	55.4	237.6	293.0
Redeemable preferred stock	260.2	1,547.4	36.4	1,844.0
Subtotal	260.2	37,106.0	2,765.4	40,131.6
Other equity investments	95.1	-	1.7	96.8
Trading securities	423.0	1,504.8	.7	1,928.5
Other invested assets	-	(144.0)	299.6	155.6
Cash equivalents	2,329.0	-	-	2,329.0
Segregated securities	-	985.7	-	985.7
GMIB reinsurance contracts	-	-	980.6	980.6
Separate Accounts’ assets	84,191.1	1,708.4	229.7	86,129.2
Total Assets	$87,298.4	$41,160.9	$4,277.7	$132,737.0

Liabilities
GWBL features’ liability	$-	$-	$54.9	$54.9
Total Liabilities	$-	$-	$54.9	$54.9

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets
Investments:
Fixed maturities, available-for-sale	$200.6	$30,167.5	$3,047.8	$33,415.9
Other equity investments	67.2	-	2.7	69.9
Trading securities	322.6	-	.1	322.7
Other invested assets	35.4	1,135.3	547.0	1,717.7
Loans to affiliates	-	1,133.5	-	1,133.5
Cash equivalents	6,787.7	-	-	6,787.7
Segregated securities	-	2,572.6	-	2,572.6
GMIB reinsurance contracts	-	-	1,985.3	1,985.3
Separate Accounts’ assets	68,008.6	1,271.1	334.7	69,614.4
Total Assets	$75,422.1	$36,280.0	$5,917.6	$117,619.7

Liabilities
GWBL features’ liability	$-	$-	$272.6	$272.6
Total Liabilities	$-	$-	$272.6	$272.6

The table below presents a reconciliation for all Level 3 assets at December 31, 2009 and 2008, respectively.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commer- cial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Balance, January 1, 2009	$629.2	$-	$64.0	$61.8	$1,940.6	$-	$328.9
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	1.1	-	-	-	3.4	-	(1.8)
Investment losses, net	(41.6)	-	-	-	(59.3)	-	(24.6)
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(40.5)	-	-	-	(55.9)	-	(26.4)
Other comprehensive
income(loss)	37.3	-	2.5	(7.7)	39.3	-	20.5
Purchases/issuances	116.1	-	1.0	-	-	-	-
Sales/settlements	(79.3)	-	(.2)	(1.5)	(143.1)	-	(47.3)
Transfers into/out of
Level 3 (2)	(27.0)	-	(46.6)	-	1.4	-	(38.1)
Balance, Dec. 31, 2009	$635.8	$-	$20.7	$52.6	$1,782.3	$-	$237.6

(1) Includes Trading securities’ Level 3 amount.
(2) Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

Balance, January 1, 2009	$23.3	$2.9	$547.0	$1,985.3	$334.7	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.1	-	(357.2)	-	-	-
Investment losses, net	(99.0)	-	-	-	(94.8)	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(1,005.8)	-	-
Policyholders’ benefits	-	-	-	-	-	(229.6)
Subtotal	(98.9)	-	(357.2)	(1,005.8)	(94.8)	(229.6)
Other comprehensive
income (loss)	70.2	-	-	-	-	-
Purchases/issuances	-	-	-	1.1	1.1	11.9
Sales/settlements	-	(1.2)	109.8	-	(7.6)	-
Transfers into/out of
Level 3 (2)	41.8	.7	-		(3.7)
Balance, Dec. 31, 2009	$36.4	$2.4	$299.6	$980.6	$229.7	$54.9

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed Maturities	Other	Other	GMIB	Separate	GWBL
	Available	Equity	Invested	Reinsurance	Accounts	Features
	For Sale	Investments(1)	Assets	Asset	Assets	Liability

Balance, Dec. 31, 2007	$3,103.7	$3.9	$158.0	$124.6	$41.2	$-
Impact of adopting fair value guidance, included in earnings	-	-	-	209.2	-	-
Balance, Jan. 1, 2008	3,103.7	3.9	158.0	333.8	41.2	-
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

The table below details changes in unrealized gains (losses) for 2009 and 2008 by category for Level 3 assets still held at December 31, 2009 and 2008, respectively:

	Earnings
		Investment	Change in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders’
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Full Year 2009
Still Held at December 31, 2009:
Change in unrealized gains or losses
Fixed maturities, available for sale:
Corporate	$-	$-	$-	$16.7	$-
U.S. Treasury, government and agency	-	-	-	-	-
State and political subdivisions	-	-	-	(7.7)	-
Foreign governments	-	-	-	2.5	-
Commercial mortgage-backed	-	-	-	25.0	-
Residential mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	7.4	-
Redeemable preferred stock	-	-	-	70.2	-
Subtotal	-	-	-	114.1	-

Equity securities, available for sale	-	-	-	-	-
Other equity investments	-	-	-	.2	-
Other invested assets	(247.4)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(1,004.6)	-	-
Separate Accounts’ assets	-	(95.7)	-	-	-
GWBL features’ liability	-	-	-	-	217.7
Total	$(247.4)	$(95.7)	$(1,004.6)	$114.3	$217.7

	Earnings
		Investment	Change in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders’
	Income	Net	Contracts	OCI	Benefits
	(In Millions)

Full Year 2008:
Still Held at December 31, 2008:
Change in unrealized gains or losses
Fixed maturities, available-for-sale	$-	$-	$-	$(503.7)	$-
Other equity investments	-	-	-	.6	-
Other invested assets	386.1	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	1,599.4	-	-
Separate Accounts’ assets	-	(16.6)	-	-	-
GWBL features’ liability	-	-	-	-	265.2
Total	$386.1	$(16.6)	$1,599.4	$(503.1)	$265.2

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At December 31, 2009 and 2008, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3, 6, 11 and 17 are presented below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,939.1	$4,904.5	$5,174.0	$5,039.5
Other limited partnership interests	1,421.5	1,421.5	1,553.0	1,553.0
Policyholders liabilities:
Investment contracts	3,382.4	3,389.8	3,760.3	3,867.9
Long-term debt	550.2	580.7	1,341.0	1,232.0
Loans to Affiliates	1,712.0	1,772.3	1,143.5	1,143.5

Closed Blocks:
Mortgage loans on real estate	$1,860.7	$1,822.6	$1,992.5	$1,908.5
Other equity investments	1.5	1.5	2.7	2.7
SCNILC liability	7.6	7.6	8.6	8.6

Wind-up Annuities(1):
Mortgage loans on real estate	$-	$-	$1.2	$1.3
Other equity investments	-	-	1.3	1.3
Guaranteed interest contracts	-	-	5.5	6.2

(1)
At December 31, 2009, the remaining assets and liabilities of the group non-participating wind-up annuity line of business (“Wind-up Annuities”) were consolidated into AXA Financial Group’s consolidated balance sheet on a line by line basis.  At December 31, 2009, Wind-up Annuities had mortgage loans on real estate with a carrying value of $150.4 million and fair value of $156.4 million; other equity investment, with a carrying value and fair value of $1.3 million and guaranteed interest  contracts with a carrying value of $5.4 million and a fair value of $5.6 million.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$164.4	$228.6	$393.0
Paid guarantee benefits	(32.2)	(2.7)	(34.9)
Other changes in reserve	122.2	84.4	206.6
Balance at December 31, 2007	254.4	310.3	564.7
Paid guarantee benefits	(75.5)	(8.2)	(83.7)
Other changes in reserve	808.4	1,680.7	2,489.1
Balance at December 31, 2008	987.3	1,982.8	2,970.1
Paid guarantee benefits	(251.8)	(57.6)	(309.4)
Other changes in reserve	356.9	(309.8)	47.1
Balance at December 31, 2009	$1,092.4	$1,615.4	$2,707.8

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2007	$24.1
Paid guarantee benefits ceded	(7.8)
Other changes in reserve	12.4
Balance at December 31, 2007	28.7
Paid guarantee benefits	(7.8)
Other changes in reserve	73.8
Balance at December 31, 2008	94.7
Paid guarantee benefits	(19.8)
Other changes in reserve	18.7
Balance at December 31, 2009	$93.6

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2009 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,317	$520	$161	$559	$12,557
Separate Accounts	$26,244	$7,648	$4,231	$31,785	$69,908
Net amount at risk, gross	$2,454	$1,892	$2,861	$10,544	$17,751
Net amount at risk, net of
amounts reinsured	$2,454	$1,700	$1,933	$10,512	$16,599
Average attained age of
contractholders	49.7	62.5	67.0	62.1	53.6
Percentage of contractholders
over age 70	7.6%	23.5%	41.8%	22.6%	12.9%
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$63	$775	$838
Separate Accounts	N/A	N/A	$2,934	$43,484	$46,418
Net amount at risk, gross	N/A	N/A	$1,322	$1,027	$2,349
Net amount at risk, net of
amounts reinsured	N/A	N/A	$386	$898	$1,284
Weighted average years
remaining until
annuitization	N/A	N/A	1.3	7.4	6.8
Range of contractually
specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The GWBL related liability was $54.9 million at December 31, 2009; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$42,513	$31,402
Fixed income	4,113	3,964
Balanced	20,965	17,495
Other	2,317	2,499
Total	$69,908	$55,360

GMIB:
Equity	$27,911	$19,207
Fixed income	2,530	2,238
Balanced	15,351	12,887
Other	626	1,278
Total	$46,418	$35,610

C)  Hedging Programs for GMDB, GWBL and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded futures contracts, options and interest rate swap and floor contracts as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At December 31, 2009, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $54,628 million and $13,630 million, respectively, with the GMDB feature and $39,182 million and $906.0 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities:

	Direct Liability(1)	Net
	(In Millions)

Balance at January 1, 2007	$66.8	$66.8
Other changes in reserves	68.1	68.1
Balance at December 31, 2007	134.9	134.9
Other changes in reserves	68.0	68.0
Balance at December 31, 2008	202.9	202.9
Other changes in reserves	52.0	52.0
Balance at December 31, 2009	$254.9	$254.9
(1)	There were no amounts of reinsurance ceded in any period presented.

9)	REINSURANCE AGREEMENTS

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

At December 31, 2009, AXA Financial Group had reinsured with non-affiliates in the aggregate approximately 6.5% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 45.3% of its current liability exposure resulting from the GMIB feature.  See Note 8.

Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2009 and 2008 were $980.6 million and $1,985.3 million, respectively.  The (decreases) increases in estimated fair value were $(1,004.7) million, $1,860.7 million and $6.9 million for 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, respectively, reinsurance recoverables related to insurance contracts amounted to $4,237.1 million and $4,286.7 million, of which $3,314.0 million and $3,341.0 million related to two specific reinsurers.  Reinsurance payables related to insurance contracts totaling $30.9 million and $26.8 million are included in other liabilities in the consolidated balance sheets at December 31, 2009 and 2008, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer.  Insurance liabilities ceded totaled $207.0 million and $236.8 million at December 31, 2009 and 2008, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers.  Reinsurance assumed reserves at December 31, 2009 and 2008 were $651.2 million and $720.7 million, respectively.

The following table summarizes the effect of reinsurance:

	2009	2008	2007
	(In Millions)

Direct premiums	$1,541.9	$1,590.4	$1,631.1
Reinsurance assumed	197.6	191.9	198.7
Reinsurance ceded	(248.9)	(260.2)	(268.2)
Premiums	$1,490.6	$1,522.1	$1,561.6

Universal Life and Investment-type Product
Policy Fee Income Ceded	$212.4	$213.1	$200.9
Policyholders’ Benefits Ceded	$520.1	$1,331.1	$544.0
Interest Credited to Policyholders’ Account
Balances Ceded	$61.2	$58.0	$56.1

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $92.5 million and $95.0 million at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, respectively, $2,000.4 million and $2,063.2 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group.  Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2009	2008	2007
	(In Millions)

Incurred benefits related to current year	$37.7	$35.7	$33.0
Incurred benefits related to prior years	6.4	4.3	13.4
Total Incurred Benefits	$44.1	$40.0	$46.4

Benefits paid related to current year	$12.7	$10.9	$12.0
Benefits paid related to prior years	34.3	29.0	33.0
Total Benefits Paid	$47.0	$39.9	$45.0

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2009	2008
	(In Millions)

Short-term debt:
AllianceBernstein commercial paper (with interest rates of 0.2% and 1.8%)	$249.0	$284.8
Senior Notes, 8.35%, due 2010	302.4	311.6
Senior Notes, 7.75%, due through 2010	479.8	479.4
Total short-term debt	1,031.2	1,075.8

Long-term debt:
AXA Financial:
Senior Debentures, 7.0%, due 2028	348.4	348.3
Total AXA Financial	348.4	348.3

MONY Life:
Surplus Notes, 11.25%, due 2024	1.9	1.9
Total MONY Life	1.9	1.9

AXA Equitable:
Surplus Notes, 7.70%, due 2015	199.9	199.8
Total AXA Equitable	199.9	199.8

Total long-term debt	550.2	550.0

Total Short-term and Long-term Debt	$1,581.4	$1,625.8

Short-term Debt

AXA and certain of its subsidiaries, including AXA Financial, have a €3,500.0 million global revolving credit facility and a $1,000.0 million letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960.0 million available to AXA Bermuda.

On September 23, 2008, AXA Equitable repaid its $350.0 million promissory note, $101.7 million of which was included in Wind-up Annuities discontinued operations.

On April 1, 2008, AXA Financial repaid its $250.0 million senior notes.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life purchased stock to meet their membership requirement ($12.9 million for AXA Equitable and $3.5 million for MONY Life, as of December 31, 2009).  Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable and MONY Life’s borrowing capacities with FHLBNY are $1,000.0 million and $250.0 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2009, there were no outstanding borrowings from FHLBNY.

As of December 31, 2009, SCB LLC maintained four separate uncommitted credit facilities with various banks totaling $525.0 million.  In addition, SCB LLC has two lines of credit with a commercial bank as of December 31, 2009 and December 31, 2008, one for $75.0 million secured by U.S. Treasury Bills and a second for $50.0 million secured by pledges of equity securities.

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

AllianceBernstein has a $1,000.0 million five-year revolving credit facility with a group of commercial banks and other lenders that expires in 2011.  The revolving credit facility is intended to provide back-up liquidity for their $1,000.0 million commercial paper program although they borrow directly under the facility from time to time.  Under the revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.  AllianceBernstein was in compliance with the covenants as of December 31, 2009.

Long-term Debt

At December 31, 2009, AXA Financial Group was not in breach of any long-term debt covenants.

11)	RELATED PARTY TRANSACTIONS

Loans to Affiliates

On December 22, 2008, borrowings by AXA America Holding, Inc., totaled $6.5 million with an interest rate of 1.73%.  This note was paid in full on January 6, 2009.

In September 2007, AXA issued $700.0 million in 5.40% senior unsecured notes to AXA Financial Group.  These notes pay interest semi-annually and mature on September 30, 2012.

On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5.0 million.  At December 31, 2008, $3.5 million was outstanding while another $1.5 million was borrowed in February 2009.  On April 1, 2009, the entire Master Note balance was repaid.

On December 15, 2008, AXA Bermuda purchased a $500.0 million note from AXA.  This loan has an interest rate of LIBOR plus 3.20%, resets quarterly and matures on December 15, 2015.

On December 14, 2009 AXA Bermuda purchased $500 million commercial paper from AXA.  The commercial paper matured on January 14, 2010.

On December 31, 2009, AXA American Holding, Inc., issued a $12.0 million note to AXA Financial maturing on December 31, 2010 with an interest rate of 0.99%.  On January 5, 2010, a note for an additional $6.0 million was issued with the same terms.

Loans from Affiliates

In July 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510.0 million, $500.0 million and $270.0 million, respectively.  The $1,280.0 million in proceeds from these borrowings were used to fund the MONY Acquisition.  The Subordinated Notes mature on July 15, 2019 and have a floating interest rate, which resets semiannually on July 15 and January 15.  Concurrently, AXA Financial entered into an interest rate swap with AXA that converted the floating rate on these Subordinated Notes to a fixed rate of 5.11% for the first three years.  Beginning in December 2007, approximately one-third of the borrowings reverted to their floating interest rate each year.  At December 31, 2009, the floating rate in effect was 2.17%.  Including the impact of the swap, the 2009, 2008 and 2007 interest cost related to the Subordinated Notes totaled approximately $42.6 million, $64.3 million and $68.6 million, respectively.

In November 2007, AXA Financial issued a $150.0 million short-term note that matured on November 1, 2008 to AXA.  The note has been repaid in its entirety.

On June 16, 2009, AXA Financial issued a $440.0 million short-term note to AXA.  This note bore interest at a rate of LIBOR plus 15 basis points.  The proceeds from this note, whose original July 31, 2009 maturity date was amended to extend to October 16, 2009 and amended again to December 16, 2009, was contributed to a newly formed non-insurance subsidiary to support the purchase of investment real estate from AXA Equitable.  In connection with this purchase (the “AXA Equitable Property”), this subsidiary issued $660.0 million of 8.0% mortgage notes with a ten year term, $400.0 million to AXA Equitable, which is eliminated in consolidation, and $260.0 million to AXA UK PLC, an AXA affiliate, which is reported in Loans from affiliates on the consolidated balance sheet.

On December 16, 2009, AXA Financial issued Senior Notes denominated in British pounds sterling to an AXA affiliate in the amount of £2.3 billion or $3.9 billion.  The notes were issued in five tranches of $1.13 billion, $772 million, $772 million, $759 million and $446 million.  The proceeds from these borrowings were used to repay $3.7 billion in existing short-term and long-term borrowings (details below) with the remaining $0.2 billion held by AXA Financial for future debt service.  The Notes have a maturity date of December 16, 2019 and a fixed interest rate of 6.4%, paid annually on December 16.  Concurrently, AXA Financial entered into a currency swap with AXA, covering the exchange rate on both the interest and principal payments related to these Notes until November 16, 2019.  On December 31, 2009, accrued interest of $10.9 million was recorded; annual debt service on these Senior Notes will total approximately $250.0 million.

The proceeds from the Senior Notes issued to the AXA affiliate were used to pay off the following debt:
•	A $440.0 million floating rate short-term note initially issued to AXA on June 16, 2009, described above.

•	A $250.0 million short-term note to AXA originally issued on March 31, 2008. The funds were used to pay the $250.0 million of third-party debt that matured on April 1, 2008.

•
A $500.0 million fixed rate note issued to AXA on November 24, 2008.  AXA Financial used the proceeds to purchase a $500 million surplus note from AXA Equitable that is scheduled to mature on December 1, 2018.

•
Two $1.25 billion floating rate notes issued to AXA December 15, 2008.  AXA Financial used $2.00 billion of the proceeds from these borrowings to make a capital contribution to AXA Bermuda; the remaining $500 million was used to purchase an additional surplus note from AXA Equitable.  Like the note issued by AXA Equitable in November 2008, this surplus note is scheduled to mature on December 1, 2018.

Other Transactions

In January 2008, AllianceBernstein and AXA executed guarantees in regards to the $950 million SCB LLC facility.  In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand.  AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.  This agreement is continuous and remains in effect until the later of payment in full of any such obligation has been made or the maturity date.

In fourth quarter 2008, AXA Equitable reinsured the GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 with AXA Bermuda, an affiliate that is an indirect wholly owned subsidiary of AXA Financial.  AXA Equitable transferred cash and derivative instruments with a fair value of $6,892.5 million equal to the market value of the insurance liabilities assumed by AXA Bermuda and income derived for the hedges related to these riders for the period from October through December 2008, to that entity.  AXA Bermuda is now managing the dynamic hedging program to mitigate risks related to the reinsured riders.

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate amount not to exceed $1.50 billion outstanding at any time.  On June 15, 2009, AXA Financial issued $0.3 million of commercial paper that was repaid on June 16, 2009.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €1,400.0 million (or its equivalent in optional currencies).  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in 2008, MLOA on a one-year term basis.  Premiums earned in 2009, 2008 and 2007 under this arrangement totaled approximately $1.6 million, $2.5 million and $1.7 million, respectively.  Claims and expenses paid in 2009, 2008 and 2007 were $1.5 million, $2.1 million and $1.1 million, respectively.

AXA Financial, AXA Equitable, MONY Life and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements.  AXA Financial Group incurred expenses under such agreements of approximately $154.9 million, $157.8 million and $144.8 million in 2009, 2008 and 2007, respectively.  Expense reimbursements by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $50.3 million, $63.0 million and $58.4 million in 2009, 2008 and 2007, respectively.  The net receivable related to these contracts was approximately $1.8 million and $3.4 million at December 31, 2009 and 2008, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein.  These revenues are described below:

	2009	2008	2007
	(In Millions)

Investment advisory and services fees	$658.5	$870.5	$1,027.6
Distribution revenues	277.3	378.4	473.4
Other revenues - shareholder servicing fees	90.1	99.0	103.6
Other revenues - other	7.0	6.9	6.5
Institutional research services	1.1	1.2	1.6

12)	EMPLOYEE BENEFIT PLANS

AXA Financial Group (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.  These pension plans are non-contributory and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans.  AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000.  AllianceBernstein’s benefits are based on years of credited service and average final base salary.  AXA Financial Group uses a December 31 measurement date for its pension and postretirement plans.

For 2009, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $12.8 million and $44.0 million.  The Pension Protection Act of 2006 (the “Pension Act”) introduced new funding requirements for single-employer defined benefit pension plans, provided guidelines for measuring pension plan assets and obligations for funding purposes, introduced benefit limitations for certain underfunded plans, and raised tax deduction limits for contributions to retirement plans.  Most of these changes were effective by December 31, 2009, including funding-based limits on future benefit accruals and payments.  AXA Financial Group’s funding policy to its qualified pension plans (other than those of AllianceBernstein) is to make annual aggregate contributions of approximately $30.0 million unless the minimum contribution required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Act, is greater.  Cash contributions during 2010 are estimated to be approximately $250.0 million.  AllianceBernstein’s policy is to satisfy its funding obligation to its qualified retirement plan each year in an amount not less than the minimum required by ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

On June 27, 2008, AXA Financial announced certain benefit plans changes.  Subject to specific grandfathering provisions, active participants in certain MONY Life retirement plans will accrue future benefits under formulas the same as or similar to those provided under AXA Equitable plans.  Some of these changes took effect as of October 1, 2008 while others took effect as of January 1, 2009.  In addition, effective January 1, 2009, certain sales force participants under AXA Equitable’s non-qualified pension plan received their plan benefits on an annual basis rather than after separation from service.  Also, retiree life coverage for former MONY Life employees and sales force were adjusted to the standard amount offered under the AXA Equitable Group Life Insurance Plan as of January 1, 2009, subject to certain grandfathering provisions.  In 2008, AXA Financial recognized an aggregate reduction in its pension and other postretirement benefits obligations of approximately $35.3 million resulting from remeasurement of the respective benefit obligations coincident with announcement of these modifications in benefits entitlements.  This reduction was reflected as an increase in other comprehensive income and will reduce net periodic benefit cost in future periods based on applicable recognition or amortization requirements.

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

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans were as follows:

	2009	2008	2007
	(In Millions)

Service cost	$49.6	$59.4	$58.0
Interest cost	191.3	191.8	185.8
Expected return on assets	(139.0)	(227.7)	(225.4)
Curtailment gain	-	(4.3)	-
Net amortization	115.6	51.1	75.1
Plan amendments	2.2	-	-
Net Periodic Pension Expense	$219.7	$70.3	$93.5

Changes in the PBO of AXA Financial Group’s qualified and non-qualified plans were comprised of:

	December 31,
	2009	2008
	(In Millions)

Projected benefit obligation, beginning of year	$3,071.9	$3,183.6
Service cost	41.6	51.4
Interest cost	191.3	191.8
Actuarial losses (gains)	99.5	(67.0)
Plan curtailment	-	(25.8)
Benefits paid	(276.0)	(240.3)
Plan amendments	2.2	(21.8)
Projected Benefit Obligation, End of Year	$3,130.5	$3,071.9

The following table discloses the change in plan assets and the funded status of AXA Financial Group’s qualified and non-qualified pension plans:

	December 31,
	2009	2008
	(In Millions)

Pension plan assets at fair value, beginning of year	$1,667.3	$2,817.8
Actual return on plan assets	121.3	(972.9)
Contributions	56.8	35.8
Benefits paid and fees	(223.0)	(213.4)
Pension plan assets at fair value, end of year	1,622.4	1,667.3
PBO	3,130.5	3,071.9
Excess PBO Over Pension Plan Assets	$(1,508.1)	$(1,404.6)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $1,508.1 million and $1,404.6 million at December 31, 2009 and December 31, 2008, respectively.  The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $3,130.5 million and $1,622.4 million, respectively, at December 31, 2009 and $3,071.9 million and $1,667.3 million, respectively, at December 31, 2008.  The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $3,043.8 million and $1,622.4 million, respectively, at December 31, 2009 and $2,969.6 million and $1,667.3 million, respectively, at December 31, 2008.  The accumulated benefit obligation for all defined benefit pension plans were $3,043.8 million and $2,969.6 million at December 31, 2009 and 2008, respectively.

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2009 and 2008 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2009	2008
	(In Millions)

Unrecognized net actuarial loss	$1,773.4	$1,769.2
Unrecognized prior service credit	(16.3)	(20.3)
Unrecognized net transition asset	(.5)	(.6)
Total	$1,756.6	$1,748.3

The estimated net actuarial loss, prior service credit, and net transition asset expected to be reclassified from accumulated other comprehensive income and recognized as components of net periodic pension cost over the next year are $145.2 million, $(2.6) million and $(0.1) million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified plans of AXA Financial Group at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In Millions)

Fixed maturities	45.4%	27.1%
Equity securities	37.5	56.6
Equity real estate	10.1	14.7
Cash and short-term investments	7.0	1.6
	100.0%	100.0%

The primary investment objective of the qualified pension plans of AXA Financial Group is to maximize return on assets, giving consideration to prudent risk.  Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and MONY Life and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 10%-15% equity real estate and other investments.  Prior to this change, the target asset mix included equity securities, fixed maturities and real estate at 65%, 25% and 10%, respectively.  Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

During fourth quarter 2008, a short-term hedge program was executed by the AXA Equitable and MONY Life qualified pension plans to minimize further downside equity risk, which in 2009 was extended for a period of one year.

The following table discloses the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of AXA Financial Group at December 31, 2009.

	At December 31, 2009

	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed maturities:			-
Corporate	$-	$450.0	$-	$450.0
US Treasury, government and agency	-	243.9	-	243.9
States and political subdivisions	-	9.6	-	9.6
Foreign governments	-	1.1	-	1.1
Commercial mortgage-backed	-	1.1	4.5	5.6
Asset-backed	-	3.6	4.1	7.7
Other structured debt	-	-	6.5	6.5
Common and preferred equity	637.3	1.6	-	638.9
Mutual funds	27.4	-	-	27.4
Hedge funds	-	6.5	-	6.5
Derivatives, net	(95.9)	-	-	(95.9)
Private real estate investment funds	1.0	-	12.1	13.1
Private investment trusts	-	44.4	146.7	191.1
Commercial mortgages	-	-	1.8	1.8
Cash and cash equivalents	33.0	27.8	-	60.8
Short-term investments	29.2	24.1	-	53.3
Total	$632.0	$813.7	$175.7	$1,621.4

At December 31, 2009, assets classified as Level 1, Level 2, and Level 3 comprise approximately 39.0%, 50.2% and 10.8%, respectively of qualified pension plan assets.  See Note 2 for a description of the fair value hierarchy.  The fair values of qualified plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of AXA Financial Group that are measured at fair value on a recurring basis.  Except for an investment of approximately $146.7 million in a private real estate investment trust through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified plan assets.

The table below presents a reconciliation for all Level 3 qualified plan assets at December 31, 2009.

	Fixed Maturities(1)	Private Real Estate Investment Funds	Private Investment Trusts	Commercial Mortgages	Total
	(In Millions)
Balance at December 31, 2008	$18.6	$15.4	$224.4	$2.1	$260.5
Actual return on Plan assets:
Relating to assets still held at December 31, 2009	1.4	(2.6)	(77.7)	(.1)	(79.0)
Relating to assets sold during 2009	-	(.1)	-	.1	-
Purchases, sales, issues and settlements, net	3.3	(.6)	-	(.3)	2.4
Transfers into/out of Level 3	(8.2)	-	-	-	(8.2)
Balance at December 31, 2009	$15.1	$12.1	$146.7	$1.8	$175.7

(1) Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by AXA Financial Group to measure the benefits obligations and related net periodic cost of its qualified and non-qualified pension plans reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under each of AXA Financial Group’s qualified and non-qualified pension plans were discounted using a published high-quality bond yield curve.  The discount rate used to measure each of the benefits obligation at December 31, 2009 and 2008 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2009 and 2008.

	AXA Financial Group
	2009	2008
Discount rates:
Benefit obligation	6.00%	6.50%
Periodic cost	6.50%	6.25	%(1)

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	8.50%

(1) For pension plans remeasured in second quarter 2008, periodic cost was recalculated using a discount rate of 6.75% for the remainder of the year.

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.  The decrease in the expected long-term rate of return assumption in 2009 reflected the revised asset allocation strategy implemented in January 2009.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable.  Benefit payments under these contracts were approximately $15.5 million, $17.3 million and $18.9 million for 2009, 2008 and 2007, respectively.

In addition to the pension plans described above, the AXA Financial Group maintains a number of qualified defined contribution plans, including the 401(k) Plan.  Certain financial professionals of AXA Advisors who were formerly financial professionals of MONY Life participate in a qualified money purchase pension plan and non-qualified excess defined contribution plans.  The aggregate cost recognized for these benefit plans for 2009, 2008 and 2007 were $19.1 million, $23.0 million and $24.0 million, respectively.

AXA Financial Group provides certain medical and life insurance benefits (collectively, “postretirement benefits”) for qualifying employees, managers and agents retiring from AXA Financial Group.  AXA Financial Group contributes to the cost of retiree medical coverage for certain retirees based on years of service and age.  The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others.  AXA Financial Group continues to fund the postretirement benefits costs for these plans on a pay-as-you-go basis.  For 2009, 2008 and 2007, postretirement benefits payments were $42.8 million, $52.8 million and $51.0 million, respectively, net of employee contributions.

Components of AXA Financial Group’s net postretirement benefits costs follow:

	2009	2008	2007
	(In Millions)

Service cost	$2.0	$2.4	$2.7
Interest cost	35.6	36.0	35.3
Net amortization	2.9	4.2	6.5
Net Periodic Postretirement Benefits Costs	$40.5	$42.6	$44.5

Changes in the accumulated benefits obligation of AXA Financial Group’s postretirement plans recognized in the accompanying consolidated financial statements are described in the following table:

	December 31,
	2009	2008
	(In Millions)

Accumulated postretirement benefits obligation, beginning of year	$569.0	$596.2
Service cost	2.0	2.4
Interest cost	35.6	36.0
Contributions and benefits paid	(46.4)	(54.6)
Medicare Part D subsidy	3.6	1.8
Actuarial losses (gains)	25.2	(12.0)
Plan amendments	-	(.8)
Accumulated Postretirement Benefits Obligation, End of Year	$589.0	$569.0

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2009 and 2008 that have not yet been recognized as components of net periodic postretirement benefits cost:

	December 31,
	2009	2008
	(In Millions)

Unrecognized net actuarial losses	$106.5	$85.3
Unrecognized prior service credit	(10.1)	(11.2)
Total	$96.4	$74.1

The estimated net actuarial losses and negative prior service credit expected to be reclassified from accumulated other comprehensive loss and recognized as components of net periodic postretirement benefit cost over the next year are $5.1 million and $(1.1) million, respectively.

The assumed discount rates for measuring the postretirement benefit obligations at December 31, 2009 and 2008 were determined in substantially the same manner as described above for measuring the pension benefit obligations.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s postretirement benefit obligations and related net periodic cost at and for the years ended December 31, 2009 and 2008.

	2009	2008

Discount rates:
Benefit obligation	6.00%	6.50%
Periodic cost	6.50%	6.25	%(1)

(1)	For plans remeasured in second quarter 2008, periodic cost was recalculated using a discount rate of 6.75% for the remainder of the year.

The postretirement healthcare plans of AXA Equitable and MONY reflect an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.  Since the subsidy is used to offset the plans’ obligations, an increase in the healthcare cost trend rate results in a decrease in the liability and the corresponding expense.  For AXA Equitable, if the health care cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2009 would be decreased by 1.1% and the sum of the service cost and interest cost would be a decrease of 1.0%.  For MONY, if the healthcare cost trend rate assumptions were increased by 1.0%, the accumulated postretirement benefits obligation as of December 31, 2009 would be decreased by 0.4% and would include a decrease of 0.2% on the sum of the service cost and interest cost.

AXA Financial Group provides post-employment health and life insurance coverage plan for disabled former employees.  The accrued liabilities for these post-employment benefits were $27.8 million and $24.5 million, respectively, at December 31, 2009 and 2008.  Components of net post-employment benefits costs follow:

	2009	2008	2007
	(In Millions)

Service cost	$5.0	$4.8	$4.5
Interest cost	1.6	1.6	1.6
Net actuarial loss (gain)	2.5	(2.6)	(9.2)
Net Periodic Post-employment Benefits Costs	$9.1	$3.8	$(3.1)

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2010, and in the aggregate for the five years thereafter.  These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2009 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
	Pension Benefits	Life Insurance	Gross Estimated Payment	Estimated Medicare Part D Subsidy	Net Estimated Payment
	(In Millions)

2010	$252.4	$25.2	$30.7	$4.5	$26.2
2011	260.8	25.3	29.8	4.8	25.0
2012	263.8	25.4	28.6	5.1	23.5
2013	262.4	25.5	27.4	5.3	22.1
2014	261.7	25.6	26.3	5.5	20.8
Years 2015-2019	1,291.8	127.2	113.6	31.0	82.6

AllianceBernstein maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives.  The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made, however, ACMC, Inc. (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives.  For the remaining active plans, benefits vest ratably over periods ranging from 3 to 8 years, and the related costs are amortized as compensation and benefit expense over the shorter of the vesting period or other basis provided for by specific plan provisions.  Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in Holding Units, AllianceBernstein investment services, and, in certain instances, options to acquire Holding Units.  Beginning in 2009, annual awards granted under the Amended and Restated AllianceBernstein Incentive Compensation Award Program were in the form of restricted Holding Units.  AXA Financial Group recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $221.1 million, $133.1 million and $289.1 million for 2009, 2008 and 2007, respectively.  As further described in Note 13, the cost of the 2009 awards made in the form of restricted Holding Units was measured, recognized, and disclosed as a share-based compensation program.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based conpensation plans for eligible employees and associates of AXA Financial and its subsidiaries. AllianceBernstein also sponsors its own unit option plans for certain of its employees. Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and associates of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.

For 2009, 2008 and 2007, respectively, AXA Financial Group recognized compensation costs of $93.2 million, $55.6 million and $139.7 million for share-based payment arrangements as further described herein.

Performance Units.  On May 10, 2009, approximately 318,051 performance units earned under the AXA Performance Unit Plan 2007 were fully vested for total value of approximately $5.1 million.  Distributions to participants were made on May 21, 2009, resulting in cash settlements of approximately 85% of these performance units for aggregate value of approximately $4.3 million and equity settlements of the remainder with approximately 46,615 restricted AXA ADRs for aggregate value of approximately $0.8 million.  These AXA ADRs were sourced from settlement on May 10, 2009 of a forward purchase contract entered into on September 26, 2007 by which AXA Financial took delivery of 78,000 shares for payment of approximately $3.6 million.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan generally cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on the last day of the vesting period.  For 2009, AXA Financial Group recognized compensation expense of approximately $7.8 million in respect of the March 20, 2009 grant of performance units.

On June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards expected to vest on April 1, 2010 under the terms of the AXA Performance Unit Plan 2008.  Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR based on 773,000 notional shares.  The forward purchase contract requires AXA Financial to take delivery of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7.4 million.  The forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheets at December 31, 2009 and December 31, 2008 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

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

For 2009, 2008 and 2007, AXA Financial Group recognized compensation costs of $6.6 million, $10.8 million and $21.6 million, respectively, for performance units earned to date.  The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved.  The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2009 and 2008 was $17.5 million and $17.3 million, respectively.  Approximately 718,754 outstanding performance units are at risk to achievement of 2010 performance criteria, primarily representing one-half of the award granted on March 20, 2009.

Option Plans.  On March 20, 2009, approximately 1.7 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 10.00 Euros.  Approximately 1.4 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.3 million have a four-year cliff vesting term.  In addition, approximately 0.2 million of the total options awarded on March 20, 2009 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 20, 2009 and March 20, 2013.  All of the options granted on March 20, 2009 have a ten-year contractual term.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures, of approximately $3.7 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  For 2009, the expense associated with the March 20, 2009 grant of options was approximately $2.4 million.

On January 23, 2009, AllianceBernstein granted to selected senior officers approximately 6.5 million options to purchase Holding Units under the terms of its long-term incentive plan, having an aggregate fair value of approximately $22.9 million.  Except for certain option awards granted in 2007 pursuant to a special deferred compensation program, outstanding options to purchase AllianceBernstein Holding Units generally vest ratably over a five year period.

The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).  The aggregate number of AllianceBernstein Holding Units subject to options granted or otherwise awarded under its long-term incentive compensation plans, may not exceed 41.0 million.  At December 31, 2009, approximately 19.6 million options to purchase AllianceBernstein Holding Units and 15.2 million other unit awards, net of forfeitures, were subject to the aggregate allowable maximum.

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2009 follows:

	AXA Ordinary Shares			AXA ADRs		AllianceBernstein Holding Units
	Number Outstanding (In Millions)	Weighted Average Exercise Price		Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price

Options outstanding at January 1, 2009	13.8	€26.54		12.3	$20.40	6.7	$66.11
Options granted	2.1	€10.78		.2	$12.00	6.6	$17.06
Options exercised	.3	€-		(1.0)	$16.01	-	$-
Options forfeited, net	(1.2)	€27.06		(.6)	$26.74	(0.9)	$45.09
Options expired	-			-		(.3)	$30.21
Options Outstanding at
December 31, 2009	15.0	€23.75		10.9	$19.95	12.3	$41.79
Aggregate Intrinsic Value(1)		€-			$64.4		$-
Weighted Average Remaining
Contractual Term (in years)	6.92			3.18		-
Options Exercisable at
December 31, 2009	6.2	€24.85		10.9	$19.4	2.8	$51.91
Aggregate Intrinsic Value(1)		€-	(2)		$64.0		$-	(2)
Weighted Average Remaining
Contractual Term (in years)	5.54			3.16		2.9
(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2009 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.

Cash proceeds received from employee exercises of options to purchase AXA ADRs in 2009 was $15.8 million.  The intrinsic value related to employee exercises of options to purchase AXA ADRs during 2009, 2008 and 2007 were $7.7 million, $43.5 million and $141.4 million, respectively, resulting in amounts currently deductible for tax purposes of $2.7 million, $14.6 million and $48.0 million, respectively, for the periods then ended.  In 2009, 2008 and 2007, windfall tax benefits of approximately $2.3 million, $10.0 million and $34.3 million, respectively, resulted from employee exercises of stock option awards.

At December 31, 2009, AXA Financial held $1.3 million AXA ADRs in treasury at a weighted average cost of approximately $25.38 per ADR, of which approximately 1.1 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately 0.2 million units was available for general corporate purposes, including funding other stock-based compensation programs.  These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options.  These call options expired on November 23, 2009.  During 2009, AXA Financial utilized approximately 1.0 million AXA ADRs from treasury to fund exercises of employee stock options.  Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of employee stock option awards, AXA Financial Group applies the Black-Scholes-Merton formula and attributes the result over the requisite service period using the graded-vesting method.  A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares.  Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2009, 2008 and 2007, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2009	2008	2007	2009	2008	2007

Dividend yield	10.69%	7.12%	4.10%	5.2-6.1%	5.4%	5.6-5.7%

Expected volatility	57.5%	34.7%	27.5%	0-44.6%	29.3%	27.7-30.8%

Risk-free interest rates	2.74%	4.19%	4.40%	1.6-2.1%	3.2%	3.5-4.9%

Expected life in years	5.5	6.0	5.5	6.0-6.5	6.0	6.0-9.5

Weighted average fair value per
option at grant date	$2.57	$5.70	$9.61	$3.52	$10.85	$15.96

For 2009, 2008 and 2007, AXA Financial Group recognized compensation costs for employee stock options of $24.7 million, $37.0 million, and $46.1 million, respectively.  As of December 31, 2009, approximately $57.3 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by AXA Financial Group over a weighted average period of 4.2 years.

Restricted Awards.  Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries.  Generally, all outstanding restricted AXA ADR awards have vesting terms ranging from three to five years.  Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually.  Similarly, AllianceBernstein awards restricted AllianceBernstein Holding Units to independent directors of its General Partner.  In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding Units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.

In 2009, AllianceBernstein awarded approximately 1.4 million restricted Holding Units in connection with certain employment and separation agreements with vesting terms ranging from two to five years.  In addition, approximately 8.4 million restricted Holding Units were granted by AllianceBernstein under its 2009 incentive compensation program with ratable vesting over a four year period.  The aggregate grant date fair values of these 2009 restricted Holding Unit awards was approximately $256.6 million.  On December 19, 2008, in accordance with the terms of his employment agreement, AllianceBernstein awarded Mr. Kraus, Chairman and CEO of AllianceBernstein, approximately 2.7 million restricted AllianceBernstein Holding Units with a grant date fair value of $19.20 per Holding Unit.  These Holding Units vest ratably over a 5-year period and are subject to accelerated vesting.

For 2009, 2008 and 2007, respectively, AXA Financial Group recognized compensation costs of $44.7 million, $8.0 million and $8.9 million for awards outstanding under these restricted award plans.  The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.  At December 31, 2009, approximately 12.5 million restricted awards remain unvested, including restricted awards of AllianceBernstein Holding Units.  At December 31, 2009, approximately $236.6 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.9 years.

The following table summarizes unvested restricted AXA ADR activity for 2009.

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested as of January 1, 2009	461,102	$31.92
Granted	63,088	$12.30
Vested	118,626	$22.31
Forfeited	1,079	-
Unvested as of December 31, 2009	404,485	$31.74

Restricted AXA ADRs vested in 2009, 2008 and 2007 had aggregate vesting date fair values of approximately $1.5 million, $3.3 million and $7.0 million, respectively.  In 2008, 149,413 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $5.6 million.

Tandem SARs/NSOs.  Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value.  AXA Financial recorded compensation expense for these fully-vested awards of $(0.4) million, $(7.1) million and zero for 2009, 2008 and 2007, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs.  The value of these tandem SARs/NSOs at December 31, 2009 and 2008 was $0.7 million and $1.2 million, respectively.  At December 31, 2009, 133,266 tandem SARs/NSOs were outstanding, for which the SARs component had maximum value of $2.0 million.  Approximately 80% of these tandem SARs/NSOs expired on February 16, 2010, with the remainder to expire in third quarter 2010.  During 2009, 2008 and 2007, respectively, approximately 11,368, 0.7 million and 0.4 million of these awards were exercised at an aggregate cash-settlement value of $0.1 million, $9.2 million and $7.2 million.

SARs.  On March 20, 2009, 129,722 Stock Appreciation Rights (“SARs”) with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries.  These SARs entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 10.00 Euros as of the date of exercise.  At December 31, 2009, 731,959 million SARs were outstanding, having weighted average remaining contractual term of 8.0 years.  The accrued value of SARs at December 31, 2009 and 2008 was $1.1 million and $0.4 million, respectively, and recorded as liabilities in the consolidated balance sheets.  For 2009, 2008 and 2007, AXA Financial Group recorded compensation expense for SARs of $0.7 million, $(2.3) million and $1.0 million, respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

AXA Shareplan.  In 2009, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to reserve a subscription to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2009.  Similar to the AXA Shareplan programs previously offered in 2001 through 2008, the plan offered two investment alternatives that, with limited exceptions, restrict sale or transfer of the purchased shares for a period of five years.  “Investment Option A” permitted participants to purchase AXA ADRs at a 20% formula discounted price of $22.06 per share.  “Investment Option B” permitted participants to purchase AXA ordinary shares at the same formula discounted price on a leveraged basis with a guaranteed return of initial investment plus a variable percentage of any appreciation in the value of the total shares purchased.  AXA Financial Group recognized compensation expense of $11.7 million in 2009, $2.2 million in 2008 and $53.3 million in 2007 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period.  Participants in AXA Shareplans 2009, 2008 and 2007 primarily invested under Investment Option B for the purchase of approximately 5.5 million, 6.5 million and 5.3 million AXA ordinary shares, respectively.

AXA Miles Program.  On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability.  For AXA Financial participants, settlement of the right to receive each unrestricted AXA ordinary share will be made in the form of an AXA ADR.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $19.4 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2009, 2008 and 2007, respectively, AXA Financial Group recognized compensation expense of approximately $3.5 million, $3.7 million and $5.4 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee will be considered for future award under terms then-to-be-determined and approved by the AXA Management Board.

Stock Purchase Plans.  For 2009, 2008, and 2007, respectively, AXA Financial Group recognized compensation expense of $0.5 million, $1.4 million and $1.1 million as related to payroll deductions authorized and applied under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 337,029, 272,428 and 187,496, representing a discount from the closing market value of the AXA ADR at the purchase dates defined in the annual offering documents (generally the last trading day of each month).  Beginning January 1, 2009, the stock purchase discount on the qualified plan and employer matching contribution under the AXA Financial, Inc. Non-Qualified Stock Purchase Plan were reduced from 15% to 10%.  Under the terms of the non-qualified plan, total AXA ADRs of 734,545, 588,244 and 333,263 were purchased during 2009, 2008 and 2007, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of $1.2 million, $1.9 million, and $2.1 million in 2009, 2008 and 2007, respectively.

14)	NET INVESTMENT (LOSS) INCOME AND INVESTMENT LOSSES, NET

The following table breaks out Net investment (loss) income by asset category:

	2009	2008	2007
	(In Millions)

Fixed maturities	$2,189.9	$2,155.9	$2,217.3
Mortgage loans on real estate	328.9	354.2	338.3
Equity real estate	108.7	95.2	103.5
Other equity investments	(96.0)	(119.8)	259.6
Policy loans	323.7	324.7	321.9
Short-term investments	15.3	80.3	97.1
Derivative investments	(6,955.4)	6,753.5	67.5
Broker-dealer related receivables	14.8	65.6	236.9
Trading securities	143.4	(343.6)	29.5
Foreign exchange income	111.5	-	-
Other investment income	15.0	33.9	57.9

Gross investment (loss) income	(3,800.2)	9,399.9	3,729.5

Investment expenses	(138.5)	(122.5)	(148.7)
Interest expense	(4.4)	(36.5)	(194.4)

Net Investment (Loss) Income	$(3,943.1)	$9,240.9	$3,386.4

For 2009, 2008 and 2007, respectively, Net investment (loss) income from derivatives included $(4,681.7) million, $5,660.8 million and $21.5 million of realized (losses) gains on contracts closed during those periods and $(2,273.7) million, $1,092.7 million and $46.0 million of unrealized (losses) gains on derivative positions at each respective year end.

Investment losses, net including changes in the valuation allowances are as follows:

	2009	2008	2007
	(In Millions)

Fixed maturities	$(101.7)	$(500.2)	$(95.0)
Mortgage loans on real estate	(18.4)	7.8	9.4
Equity real estate	(.1)	(1.6)	12.9
Other equity investments	53.2	9.6	16.6
Other (1)	3.0	17.1	25.5
Investment Losses, Net	$(64.0)	$(467.3)	$(30.6)

(1)
In 2008 and 2007, respectively, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of these transactions, AXA Financial Group recorded non-cash realized gains of $10.3 million and $26.7 million for 2008 and 2007, respectively.  In 2009, the FASB issued new guidance in which a gain or loss will be recognized only when an entity loses control and deconsolidates a subsidiary.  As a result, in 2009, no gain or loss was recorded on these transactions.

Writedowns of fixed maturities were $274.0 million, $412.5 million and $116.2 million in 2009, 2008 and 2007, respectively.  There were no writedowns of mortgage loans on real estate in 2009, 2008 and 2007.  There were no writedowns of equity real estate in 2009, 2008 and 2007.

For 2009, 2008 and 2007, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $5,299.2 million, $481.5 million and $1,863.1 million.  Gross gains of $410.0 million, $4.9 million and $13.2 million and gross losses of $207.3 million, $102.6 million and $28.8 million were realized on these sales in 2009, 2008 and 2007, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2009, 2008 and 2007 amounted to $3,182.2 million, $(3,259.0) million and $(433.8) million, respectively.

For 2009, 2008 and 2007, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $40.4 million, $50.3 million and $55.9 million.

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

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

	2009	2008	2007
	(In Millions)

Balance attributable to AXA Financial Inc.,
beginning of year	$(1,675.2)	$38.8	$262.2
Changes in unrealized investment
gains (losses) on investments	3,315.6	(3,336.3)	(441.1)
Impact of unrealized investment (losses) gains
attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	(120.1)	(69.1)	14.3
DAC and VOBA	(745.1)	727.2	92.8
Deferred income tax benefit (expense)	(877.2)	924.5	127.4
Total	(102.0)	(1,714.9)	55.6
Less: Changes in unrealized investment (gains)
losses attributable to noncontrolling interest	(32.2)	39.7	(16.8)
Balance Attributable to AXA Financial Inc., End of Year	$(134.2)	$(1,675.2)	$38.8

	2009	2008	2007
	(In Millions)

Balance, end of year comprises:
Unrealized investment (losses) gains on:
Fixed maturities	$(26.1)	$(3,331.0)	$2.0
Other equity investments	8.7	(2.0)	1.3
Total	(17.4)	(3,333.0)	3.3
Impact of unrealized investment (losses) gains
attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	(120.4)	(.3)	68.8
DAC and VOBA	(24.1)	721.0	(6.2)
Deferred income tax benefit (expense)	42.8	920.0	(4.5)
Total	(119.1)	(1,692.3)	61.4
Less: (Income) loss attributable to noncontrolling interest	(15.1)	17.1	(22.6)

Balance Attributable to AXA Financial Inc., End of Year	$(134.2)	$(1,675.2)	$38.8

15)	INCOME TAXES

A summary of the income tax expense in the consolidated statements of earnings follows:

	2009	2008	2007
	(In Millions)

Income tax expense:
Current (benefit) expense	$(555.1)	$97.6	$621.4
Deferred (benefit) expense	(1,224.6)	1,752.8	223.2
Total	$(1,779.7)	$1,850.4	$844.6

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects are as follows:

	2009	2008	2007
	(In Millions)

Expected income tax (benefit) expense	$(1,603.6)	$2,021.7	$926.9
Noncontrolling interest	(90.8)	(89.6)	(132.6)
Separate Accounts investment activity	(76.2)	(68.0)	(53.5)
Non-taxable investment income (losses)	(27.5)	24.6	(25.4)
Adjustment of tax audit reserves	(8.4)	11.3	26.4
State income taxes	12.3	22.9	55.5
AllianceBernstein Federal and foreign taxes	8.4	(79.6)	40.2
Other	6.1	7.1	7.1
Income Tax (Benefit) Expense	$(1,779.7)	$1,850.4	$844.6

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

The components of the net deferred income taxes are as follows:

	December 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$1,051.9	$-	$898.0	$-
Net operating losses	874.3	-	-	-
Reserves and reinsurance	-	1,173.1	261.0	-
DAC and VOBA	-	2,604.6	-	2,611.2
Unrealized investment losses	83.8	-	899.0	-
Investments	105.9	-	-	1,568.1
Other	96.0	-	75.5	-
Total	$2,211.9	$3,777.7	$2,133.5	$4,179.3

AXA Financial has Federal tax net operating loss carryforwards of $2,498.0 million that will expire at various dates from 2019 through 2025.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

AXA Financial provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.  As of December 31, 2009, $534.4 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested.  At existing applicable income tax rates, additional taxes of approximately $110.0 million would need to be provided if such earnings were remitted.

At December 31, 2009, the total amount of unrecognized tax benefits was $700.3 million, of which $508.4 million would affect the effective rate and $191.9 million was temporary in nature.  At December 31, 2008, the total amount of unrecognized tax benefits was $605.8 million, of which $451.1 million would affect the effective rate and $154.7 million was temporary in nature.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2009 and 2008 were $94.5 million and $85.9 million, respectively.  Tax (benefit) expense for 2009, 2008 and 2007 respectively, reflected $8.6 million, $5.7 million, and $(15.8) million in interest related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2009	2008	2007
	(In Millions)

Balance at January 1	$519.9	$456.8	$494.8
Additions for tax positions of prior years	152.0	94.4	33.2
Reductions for tax positions of prior years	(60.9)	(8.1)	(18.6)
Additions for tax positions of current years	1.3	2.9	7.5
Reduction for tax positions of current year	-	-	(1.2)
Settlements with tax authorities	(6.5)	(26.1)	(58.9)
Balance, December 31	$605.8	$519.9	$456.8

The IRS completed its examination of AXA Financial’s 2002 and 2003 Federal corporate income tax returns and issued its Revenue Agent’s Report in second quarter 2008.  AXA Financial has appealed an issue to the Appeals Office of the IRS.  The IRS also completed its examination of the MONY Companies’ returns for 2002 through the date of its acquisition in 2004 by AXA Financial and issued its Revenue Agent’s Report during third quarter 2008.  The MONY Companies agreed to all of the proposed adjustments.  In addition, AllianceBernstein settled various examinations by state and local tax authorities.  In 2009, IRS examinations for years 2004 and 2005 for AXA Financial have commenced. IRS examinations for years subsequent to July 8, 2004, the date of MONY’s acquisition by AXA Financial are expected to commence in 2010. It is reasonably possible that the total amounts of unrecognized tax benefits will change due to IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at December 31, 2009 and 2008.  The following tables reconcile the Losses from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years in the period ended December 31, 2009:

	2009	2008	2007
	(In Millions)

Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(16.2)	$(27.5)	$(.1)
Real estate held-for-sale	-	1.5	(6.7)
Disposal of business - Enterprise	1.1	(3.5)	(2.4)
Total	$(15.1)	$(29.5)	$(9.2)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$6.3	$3.1
Disposal of business - Enterprise	-	1.2	(6.7)
Total	$-	$7.5	$(3.6)

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

Disposal of Businesses

In accordance with their October 2006 agreement, during 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise and Enterprise Fund Distributors, Inc., (“EFD”) transferred to Goldman Sachs Asset Management L.P. (“GSAM”) assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the “AXA Enterprise Funds”) and completed the reorganization of such funds to corresponding mutual funds managed by GSAM.  In 2008, AXA Financial completed the reorganization and/or liquidation of the remaining four retail mutual funds in AXA Enterprise Funds of the remaining funds which together had approximately $661.9 million in assets under management as of December 31, 2007.  As a result of management’s disposition plan, AXA Enterprise Funds advisory and distribution and investment management contracts and operations were reported as Discontinued Operations.  In 2007, $10.3 million pre-tax ($6.7 million post-tax) of severance and transaction costs were recorded as a result of the disposition of the funds.  Proceeds received in 2008 and 2007, respectively, on the disposition of the AXA Enterprise Funds totaled $3.3 million and $43.4 million.

In 2009 and 2008, there were no impairments  recorded on intangible assets associated with AXA Enterprise Fund’s investment management and distribution contracts based upon fair value.  At December 31, 2009 and 2008, respectively, total assets related to these operations of zero and $12.4 million were included in Other assets while total liabilities related to these operations of $0.3 and $3.2 million were included in Other liabilities.

Amortization expense related to the AXA Enterprise Funds intangible assets totaled $1.4 million in 2007.  The balance of these intangible assets were zero at December 31, 2009 and December 31, 2008.

Wind-up Annuities

In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, and which were sold to corporate sponsors of terminated qualified defined benefit plans, and for which a premium deficiency reserve and an allowance for future losses based upon projected future cash flows had been established.  Due to the significant decline in in-force business, at December 31, 2009 the remaining assets and liabilities of the Wind-up Annuities were consolidated into AXA Financial Group’s consolidated balance sheet on a line-by-line basis.

AXA Financial Group evaluates the need for an allowance for future losses quarterly; the process involved comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment was required.  Investment and benefit cash flow projections were updated annually as part of AXA Financial Group’s annual planning process.  If AXA Financial Group’s analysis in any given period indicates that an allowance for future losses was not necessary, any current period Wind-up Annuities’ operating losses or earnings were recognized as (Losses) earnings from discontinued operations, net of income taxes in the consolidated statements of earnings.  At December 31, 2009, no allowance for future losses was necessary based upon projections of reasonably assured future net investing and operating cash flows.

The determination of projected future cash flows involved numerous estimates and subjective judgments regarding the expected performance of invested assets held for the Wind-up Annuities’ business and the expected run-off of Wind-up Annuities liabilities.  There can be no assurance the projected future cash flows will not differ from the cash flows ultimately realized.  To the extent actual results or future projections of Wind-up Annuities are lower than management’s current estimates and assumptions and result in operating losses not being offset by reasonably assured future net investing and operating cash flows, an allowance for future losses may be necessary.  In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, the establishment of a loss allowance liability may result.

Summarized financial information for Wind-up Annuities follows:

	December 31,
	2009(1)	2008
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $530.5 and $661.8)	$543.5	$602.1
Mortgage loans on real estate	150.4	1.2
Equity real estate	92.2	162.2
Other invested assets	84.4	1.3
Total investments	870.5	766.8
Other assets	.5	77.1
Total Assets	$871.0	$843.9

Policyholders liabilities	$705.1	$723.4
Other liabilities	165.9	120.5
Total Liabilities	$871.0	$843.9

(1)	Amounts are now included in the consolidated balance sheet at December 31, 2009 on a line-by-line basis.

	2009	2008	2007
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $10.2, $19.3 and $19.6)	$60.0	$64.0	$64.9
Investment gains (losses), net:
Total OTTI losses	(5.1)	(5.6)	(8.6)
Portion of loss recognized in other
comprehensive income	-	-	-
Net impairment losses recognized	(5.1)	(5.6)	(8.6)
Other investment (losses) gains, net	(1.3)	.8	7.8
Total investment losses, net	(6.4)	(4.8)	(.8)
Policy fees, premiums and other income	(2.8)	.1	.2
Total revenues	50.8	59.3	64.3

Benefits and other deductions	69.2	101.7	80.0
Losses charged to the
allowance for future losses	-	-	(15.6)
Pre-tax loss from operations	(18.4)	(42.4)	(.1)

Income tax benefit	8.7	14.9	-

Losses from Wind-up Annuities	(9.7)	(27.5)	(.1)
Consolidation Elimination	(6.5)	-	-

Loss from Wind-up Annuities as Consolidated	$(16.2)	$(27.5)	$(.1)

17)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents cumulative gains and losses on items that are not reflected in earnings.  The balances for the past three years follow:

		December 31,
	2009	2008	2007
	(In Millions)

Unrealized (losses) gains on investments	$(44.8)	$(1,692.3)	$61.4
Defined benefit pension and other postretirement plans	(1,212.2)	(1,179.2)	(517.6)
Impact of implementing new accounting guidance, net of taxes	(74.3)	-	-
Total accumulated other comprehensive loss	(1,331.3)	(2,871.5)	(456.2)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(15.1)	17.1	(22.6)
Accumulated Other Comprehensive Loss Attributable to AXA Financial, Inc.	$(1,346.4)	$(2,854.4)	$(478.8)

The components of other comprehensive income (loss) for the past three years follow:

	2009	2008	2007
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses)
arising during the period	$3,213.9	$(3,253.0)	$(419.9)
(Gains) losses reclassified into net
(loss) earnings during the period	(176.0)	83.3	21.2
Net unrealized gains (losses) on investments	3,389.9	(3,336.3)	(441.1)
Adjustments for policyholders liabilities, DAC and VOBA and deferred income taxes	(1,742.2)	1,582.6	234.5
Change in unrealized gains (losses), net of adjustments	1,647.7	(1,753.7)	(206.6)
Change in defined benefit pension and other postretirement plans	(33.2)	(661.6)	123.5
Total other comprehensive income (loss), net of income taxes	1,614.5	(2,415.3)	(83.1)
Other comprehensive (income) loss attributable to noncontrolling interest	(32.2)	39.7	(16.8)
Other Comprehensive Income (Loss) Attributable to AXA Financial, Inc.	$1,582.3	$(2,375.6)	$(99.9)

18)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2009, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were $780.0 million for 2010, none for 2011, 2012 2013 and 2014 and $551.9 million thereafter.

Leases

AXA Financial Group has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment.  Future minimum payments under non-cancelable operating leases for 2010 and the four successive years are $216.6 million, $218.3 million, $225.5 million, $231.9 million, $223.7 million and $2,261.4 million thereafter.  Minimum future sublease rental income on these non-cancelable operating leases for 2010 and the four successive years is $18.2 million, $16.5 million, $15.2 million, $15.1 million, $14.8 million and $24.8 million thereafter.

At December 31, 2009, the minimum future rental income on non-cancelable operating leases for wholly owned investments in real estate for 2010 and the four successive years is $103.3 million, $103.8 million, $106.0 million, $107.3 million, $104.1 million and $528.5 million thereafter.

AXA Financial Group has entered into capital leases for certain information technology equipment.  Future minimum payments under non-cancelable capital leases for 2010 and the four successive years is $0.6 million, $0.5 million, $0.4 million, $0.2 million, $0.1 million and zero thereafter.

Restructuring

As part of AXA Financial Group’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations.  The restructuring costs and liabilities associated with AXA Financial Group’s initiatives were as follows:

	December 31,
	2009	2008	2007
	(In Millions)

Balance, beginning of year	$91.5	$84.5	$72.5
Additions	79.1	67.9	44.7
Cash payments	(120.6)	(46.6)	(31.0)
Other reductions	(10.2)	(14.3)	(1.7)
Balance, End of Year	$39.8	$91.5	$84.5

Guarantees and Other Commitments

AXA Financial Group provides certain guarantees or commitments to affiliates, investors and others.  At December 31, 2009, these arrangements include commitments by AXA Financial Group to provide equity financing of $656.8 million to certain limited partnerships under certain conditions.  Management believes AXA Financial Group will not incur material losses as a result of these commitments.

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

AXA Financial Group had $2,195.3 million of undrawn letters of credit related to reinsurance at December 31, 2009.  AXA Financial Group had $58.1 million of commitments under existing mortgage loan agreements at December 31, 2009.

In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.  During 2009, AllianceBernstein was not required to perform under the agreement and at December 31, 2009 had no liability outstanding in connection with the agreement.

19)	LITIGATION

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In March 2007, AXA Equitable filed a motion to dismiss.  In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.  In September 2007, AXA Equitable filed its answer to the amended complaint.  In April 2008, the plaintiffs filed a motion for class certification.  In January 2009, AXA Equitable filed a motion to dismiss the complaint for lack of subject matter jurisdiction, which was denied by the Court in February 2009.  In March 2009, AXA Equitable stipulated to class certification relating to the imposition of a “cap” or “company contribution limit” on the amount it would contribute to retiree’s health care costs.  In June 2009, AXA Equitable filed an opposition to class certification of the claim in which plaintiffs allege that AXA Equitable improperly replaced certain health care options with purportedly inferior options.  In December 2009, the Court denied the health care options class certification, allowing plaintiffs to replead.  In January 2010, the plaintiffs filed a second amended complaint.  The trial date is currently scheduled for June 2010.

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

In addition to the type of matters described above, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  The resolution of the lawsuits alleging these and other claims in the past have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

20)	INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

AXA Equitable, MONY Life and AXA Life are restricted as to the amounts they may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable, MONY Life and AXA Life to pay shareholder dividends not greater than $311.6 million, $72.9 million and $5.5 million, respectively, during 2010.  Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.  For 2009, 2008 and 2007, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $1,860.3 million, $(1,140.4) million and $712.6 million.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $4,681.4 million and $4,220.8 million at December 31, 2009 and 2008, respectively.  In 2007, AXA Equitable paid $600.0 million in shareholder dividends; no dividends were paid in 2009 and 2008.  In 2008 and 2007, respectively, MONY Life paid $95.0 million and $80.0 million in shareholder dividends; no dividends were paid in 2009.

At December 31, 2009, AXA Equitable, MONY Life and AXA Life, in accordance with various government and state regulations, had $108.3 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500.0 million surplus notes to AXA Financial. The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%.  The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the New York State Insurance Department (“the NYID”).  Interest expense in 2010 will approximate $71.0 million.

At December 31, 2009 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by NYID and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2009.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under U.S. GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (i) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under U.S. GAAP and (k) the fair valuing of all acquired assets and liabilities including VOBA and intangible assets are required for U.S. GAAP purchase accounting.

The following reconciles the AXA Equitable, MONY Life and AXA Life (collectively domestic life insurers) statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the applicable state’s laws and regulations with AXA Financial Group’s consolidated net earnings and equity on a U.S. GAAP basis.

	2009	2008	2007
	(In Millions)

Net change in statutory surplus and capital stock	$175.6	$(3,806.0)	$(36.6)
Change in AVR	285.1	(913.5)	(201.2)
Net change in statutory surplus, capital stock and AVR	460.7	(4,719.5)	(237.8)
Adjustments:
Future policy benefits and policyholders’
account balances	(6,022.9)	168.0	473.1
DAC and VOBA	808.7	(2,186.6)	596.1
Deferred income taxes	1,196.8	(4,166.8)	(694.6)
Valuation of investments	(707.5)	3,700.7	(18.5)
Valuation of investment subsidiary	(628.9)	5,248.4	483.7
Change in fair value of GMIB
reinsurance contracts	(2,572.8)	1,575.2	6.9
Pension adjustment	52.5	1,531.3	-
Premiums and benefits ceded to AXA Bermuda	5,540.8	2,846.7	-
Issuance of surplus notes	-	(1,000.0)	-
Shareholder dividends paid	-	95.0	680.0
Changes in non-admitted assets	(28.6)	199.8	67.0
AXA Financial, other subsidiaries and
consolidation/elimination adjustments	(994.7)	318.1	(3.2)
Other, net	(30.6)	(8.6)	(59.6)
U.S. GAAP adjustments for Wind-up Annuities	(195.5)	(16.7)	31.2
U.S. GAAP Net (Loss) Earnings
Attributable to AXA Financial, Inc.	$(3,122.0)	$3,585.0	$1,324.3

	December 31,
	2009	2008	2007
	(In Millions)

Statutory surplus and capital stock	$3,900.1	$3,724.5	$7,530.5
AVR	781.3	496.3	1,409.8
Statutory surplus, capital stock and AVR	4,681.4	4,220.8	8,940.3
Adjustments:
Future policy benefits and policyholders’
account balances	(2,004.9)	(1,344.7)	(2,352.2)
DAC and VOBA	8,486.6	8,471.4	9,980.1
Deferred income taxes	(3,895.2)	(4,710.8)	(1,202.7)
Valuation of investments	814.9	(3,004.9)	474.4
Valuation of investment subsidiary	(1,222.8)	469.0	(4,779.4)
Fair value of GMIB reinsurance contracts	2,257.1	4,830.0	124.6
Deferred cost of insurance
ceded to AXA Bermuda	3,177.5	3,495.8	-
Pension adjustment	44.7	478.7	-
Non-admitted assets	1,275.0	1,530.9	1,331.6
Issuance of surplus notes	(1,524.9)	(1,524.9)	(525.9)
Goodwill related to the MONY Acquisition	379.9	383.1	391.1
AXA Financial, other subsidiaries and
consolidation/elimination adjustments	(1,728.7)	138.2	(380.0)
Other, net	(67.4)	(606.1)	(481.4)
U.S. GAAP adjustments for Wind-up Annuities	-	12.4	1.5
U.S. GAAP Total
AXA Financial, Inc.	$10,673.2	$12,838.9	$11,522.0

21)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	2009	2008	2007
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$343.6	$16,677.2	$8,874.4
Investment Management(1)	2,941.0	3,539.8	4,561.9
Consolidation/elimination	(36.0)	(76.5)	(91.4)
Total Revenues	$3,248.6	$20,140.5	$13,344.9

(1)
Intersegment investment advisory and other fees of approximately $67.7 million, $102.7 million and $124.7 million for 2009, 2008 and 2007, respectively, are included in total revenues of the Investment Management segment.

	2009	2008	2007
	(In Millions)

Segment (loss) earnings from continuing operations before income taxes:
Financial Advisory/Insurance	$(5,112.8)	$4,922.6	$1,341.9
Investment Management(2)	526.2	853.6	1,323.2
Consolidation/elimination	4.8	(.4)	(.1)
Total (Loss) Earnings from Continuing Operations before Income Taxes	$(4,581.8)	$5,775.8	$2,665.0

(2)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2009	2008
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$159,818.1	$144,473.1
Investment Management	12,026.1	13,377.3
Consolidation/elimination	(19.3)	(21.5)
Total Assets	$171,824.9	$157,828.9

In accordance with SEC regulations, securities with a fair value of $947.9 million and $2,547.9 million have been segregated in a special reserve bank custody account at December 31, 2009 and 2008, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

22)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2009 and 2008 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)

2009
Total Revenues	$2,294.7	$(1,813.9)	$1,595.9	$1,171.9

Loss from Continuing
Operations, Net of Income Taxes	$(37.2)	$(2,064.1)	$(397.9)	$(607.7)

Net Loss Attributable to
AXA Financial, Inc.	$(39.1)	$(2,065.7)	$(405.1)	$(612.1)

2008
Total Revenues	$4,278.1	$2,868.2	$3,754.6	$9,239.6

Earnings from Continuing
Operations, Net of Income Taxes	$612.6	$532.4	$98.5	$2,363.5

Net Earnings Attributable to
AXA Financial, Inc.	$618.9	$530.3	$98.3	$2,337.5

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of
AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2010 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2010

AXA FINANCIAL, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

			Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$4,213.5	$3,955.4	$3,955.4
State, municipalities and political subdivisions	442.2	430.9	430.9
Foreign governments	324.9	359.9	359.9
Public utilities	4,422.9	4,605.2	4,605.2
All other corporate bonds	28,701.5	28,969.2	28,969.2
Redeemable preferred stocks	2,110.2	1,811.0	1,811.0
Total fixed maturities	40,215.2	40,131.6	40,131.6

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	48.5	58.3	58.3
Mortgage loans on real estate	4,939.1	4,904.5	4,939.1
Real estate	416.5	N/A	416.5
Real estate acquired in satisfaction of debt	-	N/A	-
Real estate joint ventures	98.5	N/A	98.5
Policy loans	4,973.4	5,744.2	4,973.4
Other limited partnership interests and
equity investments	1,622.7	1,622.7	1,622.7
Trading securities	1,819.8	1,928.5	1,928.5
Other invested assets	1,632.6	1,632.6	1,632.6

Total Investments	$55,766.3	$56,022.4	$55,801.2

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA FINANCIAL, INC.
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2009 AND 2008

	2009	2008
	(In Millions)

ASSETS
Investment in consolidated subsidiaries	$15,844.6	$17,568.1
Fixed maturities available for sale, at fair value
(amortized costs, $1.9 and $3.9)	1.9	3.9
Total investments	15,846.5	17,572.0
Cash and cash equivalents	203.7	27.1
Loans to affiliates	1,337.0	1,335.0
Intangible assets, net	2.2	4.5
Income taxes receivable	307.2	354.5
Other assets	524.2	515.3
Total Assets	$18,220.8	$19,808.4

LIABILITIES
Short-term and long-term debt	$1,130.6	$1,139.3
Loans from affiliates	5,041.4	4,530.0
Liability for employee benefit plans	1,159.7	1,136.1
Accrued liabilities	215.9	164.1
Total liabilities	7,547.6	6,969.5

AXA FINANCIAL, INC. EQUITY
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	648.9	1,298.9
Retained earnings	11,401.1	14,448.8
Accumulated other comprehensive loss	(1,346.4)	(2,854.4)
Treasury shares, at cost	(34.3)	(58.3)
Total AXA Financial, Inc. equity	10,673.2	12,838.9

Total Liabilities and AXA Financial, Inc. Equity	$18,220.8	$19,808.4

The financial information of AXA Financial, Inc. (“AXA Financial”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF (LOSS) EARNINGS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)
REVENUES

Equity in (losses) earnings from continuing operations of consolidated subsidiaries	$(2,664.8)	$4,092.0	$2,045.7
Net investment income:
Investment (loss) income from derivative instruments	(115.6)	(30.4)	(19.6)
Other investment income	202.4	28.1	36.6
Total net investment income	86.8	2.3	17.0
Investment gains, net	-	.1	8.2
Other income	-	-	1.1
Total revenues	(2,578.0)	4,089.8	2,072.0

EXPENSES
Interest expense	267.9	162.8	203.6
Amortization of other intangible assets	2.3	14.4	13.0
General and administrative expenses	19.3	18.3	21.1
Total expenses	289.5	195.5	237.7

(Loss) earnings from continuing operations before
income taxes	(2,867.5)	3,894.3	1,834.3
Income tax benefit (expense)	65.4	31.1	(13.9)

(Loss) earnings from continuing operations	(2,802.1)	3,925.4	1,820.4
Equity in (losses) earnings from discontinued
operations, net of income taxes	(15.1)	(29.5)	(9.2)
Equity in gains (losses) on disposal of discontinued
operations, net of income taxes	-	7.5	(3.6)
Net (Loss) Earnings	$(2,817.2)	$3,903.4	$1,807.6

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

Net (loss) earnings	$(2,817.2)	$3,903.4	$1,807.6
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Equity in net loss (earnings) of subsidiaries	2,679.9	(4,070.0)	(2,032.9)
Dividends from subsidiaries	130.0	270.1	880.4
Change in investment income related to derivative instruments	115.6	-	-
Investment gains, net	-	(.1)	(8.2)
Change in income tax receivable	47.3	(32.7)	183.6
Other	(16.6)	26.9	(161.6)

Net cash provided by operating activities	139.0	97.6	668.9

Cash flows from investing activities:
Maturities and repayments	2.0	1.1	.8
Sales of investments	-	-	4.9
Purchase of AllianceBernstein Units	-	-	(745.7)
Repayments of loans to affiliates	11.5	-	100.0
Additional loans to affiliates	(13.5)	(1,006.0)	(4.0)
Purchases of investments	(119.2)	-	-
Contributions to subsidiaries	(440.0)	(2,070.8)	(160.1)
Other	(12.8)	(4.4)	17.3

Net cash used in investing activities	(572.0)	(3,080.1)	(786.8)

Cash flows from financing activities:
Repayment of long-term debt	-	(250.0)	-
Change in short-term debt	(10.9)	(8.7)	(.8)
Proceeds from loans from affiliates	4,312.6	3,250.0	850.0
Repayments of loans from affiliates	(3,690.0)	(65.0)	(785.0)
Other	(2.1)	(12.2)	5.1

Net cash provided by financing activities	609.6	2,914.1	69.3

Change in cash and cash equivalents	176.6	(68.4)	(48.6)
Cash and cash equivalents, beginning of year	27.1	95.5	144.1

Cash and Cash Equivalents, End of Year	$203.7	$27.1	$95.5

Supplemental cash flow information:
Interest Paid	$61.7	$69.8	$78.0
Income Taxes Refunded	$110.8	$5.2	$20.7

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2009

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	Net	Policyholders’	of Deferred
	Policy	Policyholders’	and Other	And	Investment	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Loss(1)	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income	Credited	Costs	Expense(2)
	(In Millions)

Financial Advisory/
Insurance	$9,015.4	$27,522.4	$26,320.3	$4,608.8	$(4,122.2)	$3,623.6	$(58.5)	$1,891.3
Investment
Management	-	-	-	-	148.8	-	-	2,414.8
Consolidation/
Elimination	-	-	-	-	30.3	-	-	(40.8)
Total	$9,015.4	$27,522.4	$26,320.3	$4,608.8	$(3,943.1)	$3,623.6	$(58.5)	$4,265.3

(1)	Net investment loss is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2008

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges		Policyholders’	of Deferred
	Policy	Policyholders’	and Other	And	Net	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Investment	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income(1)	Credited	Costs	Expense(2)
	(In Millions)

Financial Advisory/
Insurance	$8,503.3	$28,258.8	$26,274.6	$4,697.1	$9,505.2	$6,947.7	$2,975.0	$1,831.9
Investment
Management	-	-	-	-	(290.7)	-	-	2,686.2
Consolidation/
Elimination	-	-	-	-	26.4	-	-	(76.1)
Total	$8,503.3	$28,258.8	$26,274.6	$4,697.1	$9,240.9	$6,947.7	$2,975.0	$4,442.0

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

 AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2007

	Policy			Amortization
	Charges		Policyholders’	of Deferred
	and	Net	Benefits and	Policy	Other
	Premium	Investment	Interest	Acquisition	Operating
Segment	Revenue	Income(1)	Credited	Costs	Expense(2)
	(In Millions)

Financial advisory/Insurance	$4,534.7	$3,235.7	$4,282.1	$1,217.5	$2,032.9
Investment Management	-	123.0	-	-	3,238.7
Consolidation/Elimination	-	27.7	-	-	(91.3)
Total	$4,534.7	$3,386.4	$4,282.1	$1,217.5	$5,180.3

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE IV
REINSURANCE (A)
AT AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars In Millions)
2009
Life Insurance In-force	$497,472.5	$217,914.9	$38,352.4	$317,910.0	12.1%

Premiums:
Life insurance and annuities	$1,388.2	$145.5	$178.7	$1,421.4	12.5%
Accident and health	153.7	103.4	18.9	69.2	27.3%
Total Premiums	$1,541.9	$248.9	$197.6	$1,490.6	13.3%

2008
Life Insurance In-force	$482,540.6	$231,036.7	$39,169.6	$290,673.5	13.48%

Premiums:
Life insurance and annuities	$1,426.9	$146.0	$168.6	$1,449.5	11.64%
Accident and health	163.5	114.2	23.3	72.6	32.10%
Total Premiums	$1,590.4	$260.2	$191.9	$1,522.1	12.61%

2007
Life Insurance In-force	$473,580.9	$209,940.4	$40,334.2	$303,974.7	13.27%

Premiums:
Life insurance and annuities	$1,511.1	$184.7	$173.7	$1,500.1	11.58%
Accident and health	120.0	83.5	25.0	61.5	40.65%
Total Premiums	$1,631.1	$268.2	$198.7	$1,561.6	12.72%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial, Inc. and its subsidiaries’ (“AXA Financial”) disclosure controls and procedures as of December 31, 2009. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial’s disclosure controls and procedures are effective.

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

AXA Financial’s management assessed its internal control over financial reporting as of December 31, 2009 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that AXA Financial’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control over financial reporting

There were no changes to AXA Financial’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect AXA Financial’s internal control over financial reporting.

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

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Financial’s annual consolidated financial statements for 2009 and 2008, and fees for other services rendered by PwC:

	2009	2008
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$15,263	$18,029
Audit related fees	2,662	2,504
Tax fees	2,270	2,376
All other fees	42	257
Total	$20,237	$23,166

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

All services provided by PwC in 2009 were pre-approved in accordance with the procedures described above.

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

Date:	March 10, 2010	AXA FINANCIAL, INC.

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri de Castries	Chairman of the Board, Director	March 10, 2010
Henri de Castries

/s/ Christopher M. Condron	President and Chief Executive Officer,	March 10, 2010
Christopher M. Condron	Director

/s/ Richard S. Dziadzio	Executive Vice President and	March 10, 2010
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and Chief	March 10, 2010
Alvin H. Fenichel	Accounting Officer

/s/ Denis Duverne	Director	March 10, 2010
Denis Duverne

/s/ Charlynn Goins	Director	March 10, 2010
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 10, 2010
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 10, 2010
Mary R. Henderson

/s/ James F. Higgins	Director	March 10, 2010
James F. Higgins

/s/ Peter S. Kraus	Director	March 10, 2010
Peter S. Kraus

/s/ Scott D. Miller	Director	March 10, 2010
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 10, 2010
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 10, 2010
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 10, 2010
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 10, 2010
Peter J. Tobin

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing

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
Filed as Exhibit 4.18(a) to the registrant’s Current Report on Form 8-K dated April 7, 1998 and incorporated herein by reference

4.4	Fifth Supplemental Indenture, dated July 28, 2000, from AXA Financial to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with the form of global Senior Note	Filed as Exhibit 4.18(d) to the registrant’s Current Report on Form 8-K dated July 31, 2000 and incorporated herein by reference

9.1(a)	Voting Trust Agreement dated as of May 12, 1992, among AXA, Claude Bébéar, Patrice Garnier and Henri de Clermont-Tonnerre	Filed as Exhibit 9 to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

9.1(b)	First Amendment dated January 22, 1997 to the Voting Trust Agreement dated as of May 12, 1992	Filed as Exhibit 9(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

9.1(c)	Amended and Restated Voting Trust Agreement dated May 12, 2002	Filed as Exhibit 9.1(c) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(d) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(e) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

Number	Description	Method of Filing

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between AXA Equitable and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.4	The Amended and Restated Transfer Agreement dated as of February 23, 1993, as amended and restated on May 28, 1993, among Alliance, Equitable Capital and Equitable Investment Corporation	Filed as Exhibit 19 to the registrant’s Statement on Schedule 13D dated July 29, 1993 and incorporated herein by reference

10.5	Management Compensation Arrangements with Mr. de Castries	Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.6	Exchange Agreement dated as of September 27, 1994, between AXA and AXA Financial	Filed as Exhibit 10.01 to registrant’s Form S-4 Registration Statement (No. 33-84462), dated September 28, 1994 and incorporated herein by reference

10.7	Employment Agreement dated May 11, 2001 between AXA Financial, AXA Equitable and Christopher M. Condron +	Filed as Exhibit 10.16 to the registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.8	Issuing and Paying Agency Agreement among AXA Financial, Inc., AXA and JPMorgan Chase Bank, National Association, dated as of June 3, 2009	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.9	Commercial Paper Dealer Agreement among AXA Financial, Inc., AXA and J.P. Morgan Securities Inc., dated as of June 3, 2009	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.10	Commercial Paper Dealer Agreement among AXA Financial, Inc., AXA and Citigroup Global Markets Inc., dated as of June 3, 2009	Filed as Exhibit 10.3 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.11	Commercial Paper Dealer Agreement among AXA Financial, Inc, AXA and Banc of America Securities LLC, dated as of June 3, 2009	Filed as Exhibit 10.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.12
Credit Agreement dated as of December 15, 2009 (as amended and restated on February 25, 2010) between AXA, AXA Financial, Inc., AXA Financial (Bermuda) Ltd., the lenders named therein, HSBC France, as agent, HSBC Bank USA, National Association, as swingline agent, and BNP Paribas, Calyon, Deutsche Bank AG London Branch, HSBC France and Societe Generale Corporate & Investment Banking, as mandated lead arrangers
Filed herewith

Number	Description	Method of Filing

13.1	AllianceBernstein Risk Factors	Filed herewith

18	Preferability Letter from PricewaterhouseCoopers LLP	Filed as Exhibit 18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

+               Denotes management contract or compensatory plan.

E-4