Form 10-Q
period 2010-03-31
AXA FINANCIAL INC
filed 2010-05-20
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2010

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
Yes  ☐    No  ☒

At May 20, 2010, 436,192,949 shares of the registrant’s Common Stock were outstanding.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
	● Consolidated Balance Sheets, March 31, 2010 and December 31, 2009	3
	● Consolidated Statements of Earnings (Loss), Quarters Ended March 31, 2010 and 2009	4
	● Consolidated Statements of Equity and Comprehensive Income (Loss), Quarters Ended March 31, 2010 and 2009	6
	● Consolidated Statements of Cash Flows, Quarters Ended March 31, 2010 and 2009	7
	● Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4(T).	Controls and Procedures	81

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Submission of Matters to a Vote of Security Holders	82

Item 5.	Other Information	82

Item 6.	Exhibits	82

SIGNATURES		83

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements
AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$40,824.9	$40,131.6
Mortgage loans on real estate	4,948.6	4,939.1
Equity real estate, held for the production of income	508.8	515.0
Policy loans	4,960.7	4,973.4
Other equity investments	1,690.8	1,681.0
Trading securities	1,795.1	1,928.5
Other invested assets	1,336.8	1,632.6
Total investments	56,065.7	55,801.2
Cash and cash equivalents	3,651.4	3,038.7
Cash and securities segregated, at fair value	1,004.8	985.7
Broker-dealer related receivables	1,172.5	1,087.6
Deferred policy acquisition costs	9,284.6	9,015.4
Goodwill and other intangible assets, net	5,261.8	5,271.8
Value of business acquired	411.5	448.3
Amounts due from reinsurers	4,240.1	4,237.1
Loans to affiliates	1,218.0	1,712.0
Other assets	4,309.3	4,097.9
Separate Accounts’ assets	89,135.9	86,129.2

Total Assets	$175,755.6	$171,824.9

LIABILITIES
Policyholders’ account balances	$27,563.6	$27,522.4
Future policy benefits and other policyholders liabilities	26,520.3	26,320.3
Broker-dealer related payables	1,900.4	1,788.4
Customers related payables	1,506.5	1,430.7
Short-term and long-term debt	1,511.2	1,581.4
Loans from affiliates	5,072.5	5,300.3
Income taxes payable	1,958.8	1,684.1
Other liabilities	5,906.3	5,827.2
Separate Accounts’ liabilities	89,135.9	86,129.2
Total liabilities	161,075.5	157,584.0

Commitments and contingent liabilities (Note 11)

EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	655.1	648.9
Retained earnings	11,688.2	11,401.1
Accumulated other comprehensive loss	(1,185.9)	(1,346.4)
Treasury shares, at cost	(20.1)	(34.3)
Total AXA Financial, Inc. equity	11,141.2	10,673.2
Noncontrolling interest	3,538.9	3,567.7
Total equity	14,680.1	14,240.9

Total Liabilities and Equity	$175,755.6	$171,824.9

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$774.7	$728.8
Premiums	389.6	375.7
Net investment income:
Investment loss from derivative instruments	(337.0)	(26.1)
Other investment income	784.0	510.1
Total net investment income	447.0	484.0
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(44.1)	(27.5)
Portion of loss recognized in other
comprehensive income	3.2	-
Net impairment losses recognized	(40.9)	(27.5)
Other investment gains, net	24.4	196.7
Total investment (losses) gains, net	(16.5)	169.2
Commissions, fees and other income	968.0	838.8
Decrease in fair value of reinsurance contracts	(35.6)	(302.2)
Total revenues	2,527.2	2,294.3

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	901.8	936.0
Interest credited to policyholders’ account balances	265.4	289.7
Compensation and benefits	618.0	568.8
Commissions	221.2	264.1
Distribution plan payments	58.6	42.4
Amortization of deferred sales commissions	12.1	14.9
Interest expense	94.9	76.6
Amortization of deferred policy acquisition costs and
value of business acquired	(67.1)	118.9
Capitalization of deferred policy acquisition costs	(218.6)	(304.0)
Rent expense	78.7	75.3
Amortization of other intangible assets	9.9	9.7
Other operating costs and expenses	283.1	291.3
Total benefits and other deductions	2,258.0	2,383.7

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2010 AND 2009 - CONTINUED
(UNAUDITED)

	2010	2009
	(In Millions)

Earnings (loss) from continuing operations before income taxes	$269.2	$(89.4)
Income tax benefit	77.6	57.0

Earnings (loss) from continuing operations, net of income taxes	346.8	(32.4)
Loss from discontinued operations, net of income taxes	-	(1.9)

Net earnings (loss)	346.8	(34.3)
Less: net earnings attributable to the noncontrolling interest	(59.7)	(4.8)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$287.1	$(39.1)

Amounts attributable to AXA Financial:
Earnings (loss) from continuing operations,
net of income taxes	$287.1	$(37.2)
Losses from discontinued operations, net of income taxes	-	(1.9)

Net Earnings (Loss)	$287.1	$(39.1)

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)
EQUITY
AXA Financial. Inc. Equity:
Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	648.9	1,298.9
Sale of AllianceBernstein Units to noncontrolling interest	-	(619.4)
Changes in capital in excess of par value	6.2	4.8
Capital in excess of par value, end of period	655.1	684.3

Retained earnings, beginning of year	11,401.1	14,448.8
Net earnings (loss) attributable to AXA Financial, Inc.	287.1	(39.1)
Retained earnings, end of period	11,688.2	14,409.7

Accumulated other comprehensive loss, beginning of year	(1,346.4)	(2,854.4)
Other comprehensive income (loss) attributable to AXA Financial, Inc.	160.5	(324.3)
Accumulated other comprehensive loss, end of period	(1,185.9)	(3,178.7)

Treasury shares at cost, beginning of year	(34.3)	(58.3)
Changes in treasury shares	14.2	1.9
Treasury shares at cost, end of period	(20.1)	(56.4)

Total AXA Financial, Inc. equity, end of period	11,141.2	11,862.8

Noncontrolling interest, beginning of year	3,567.7	1,662.6
Purchase of AllianceBernstein Units by noncontrolling interest	2.7	1,552.9
Purchase of AllianceBernstein Put	-	135.0
Net earnings attributable to noncontrolling interest	59.7	4.8
Dividends paid to non-controlling interest	(108.4)	(38.2)
Capital contributions	-	5.4
Other comprehensive income (loss) attributable to noncontrolling interest	2.4	(24.1)
Other changes in noncontrolling interest	14.8	10.5

Noncontrolling interest, end of period	3,538.9	3,308.9

Total Equity, End of Period	$14,680.1	$15,171.7

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$346.8	$(34.3)
Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	183.6	(346.3)
Changes in defined benefit plan related items, not yet recognized in periodic benefit cost, net of reclassification adjustment	(20.7)	(2.1)
Total other comprehensive income (loss), net of income taxes	162.9	(348.4)
Comprehensive income (loss)	509.7	(382.7)
Comprehensive (income) loss attributable to noncontrolling interest	(62.1)	19.3

Comprehensive Income (Loss) Attributable to AXA Financial, Inc.	$447.6	$(363.4)

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings (loss)	$346.8	$(34.3)
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
Interest credited to policyholders’ account balances	265.4	285.1
Universal life and investment-type product policy fee income	(774.7)	(728.8)
Net change in broker-dealer and customer related receivables/payables	(98.9)	(312.7)
Losses on derivative instruments	600.3	26.1
Investment losses (gains), net	16.5	(169.2)
Change in deferred policy acquisition costs and
value of business acquired	(285.7)	(185.1)
Change in future policy benefits	65.9	44.1
Change in income taxes payable	20.4	(36.9)
Change in segregated cash and securities, net	(19.1)	350.4
Change in fair value of guaranteed minimum income benefit
reinsurance contracts	35.6	302.2
Equity (income) loss in other limited partnerships	(28.2)	112.3
Amortization of deferred sales commission	12.1	14.9
Other depreciation and amortization	56.3	54.8
Amortization of other intangible assets	9.9	9.7
Other, net	(19.2)	(59.0)

Net cash provided by (used in) operating activities	203.4	(326.4)

Cash flows from investing activities:
Maturities and repayments	631.0	555.0
Sales of investments	6,632.5	1,773.0
Purchases of investments	(7,465.8)	(4,462.8)
Cash settlements related to derivative instruments	(819.7)	(451.6)
Decrease in loans to affiliates	500.0	1.5
Increase in loans to affiliates	(6.0)	(6.5)
Change in short-term investments	9.2	(176.4)
Change in capitalized software, leasehold improvements and
EDP equipment	(5.8)	(63.9)
Other, net	(26.4)	127.4

Net cash used in investing activities	(551.0)	(2,704.3)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2010 AND 2009 - CONTINUED
(UNAUDITED)

	2010	2009
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$801.5	$1,328.6
Withdrawals and transfers to Separate Accounts	(228.0)	(748.6)
Sale of AllianceBernstein Units	-	600.0
Change in short-term financings	285.7	62.8
Repayments of long-term debt	(300.0)	-
Proceeds from loans from affiliates	-	500.0
Decrease in collateralized pledged assets	868.7	-
Decrease in collateralized pledged liabilities	(353.4)	(711.5)
Other, net	(114.2)	(45.4)

Net cash provided by financing activities	960.3	985.9

Change in cash and cash equivalents	612.7	(2,044.8)
Cash and cash equivalents, beginning of year	3,038.7	10,061.2

Cash and Cash Equivalents, End of Period	$3,651.4	$8,016.4

Supplemental cash flow information:
Interest Paid	$31.6	$31.8
Income Taxes (Refunded) Paid	$(273.1)	$19.6

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

On January 6, 2009, AXA America, the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, minority interest subject to redemption rights totaling $135.0 million were reclassified as noncontrolling interest in first quarter 2009.

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

On March 1, 2010, AllianceBernstein management announced their intention to make open-market purchases of up to 3.0 million Holding Units, from time to time and at their discretion, to help fund their incentive compensation award program’s obligations.  In first quarter 2010, AllianceBernstein purchased 833,970 units at an average price of $28.31 per unit.  At March 31, 2010 and December 31, 2009 AXA Financial Group’s economic interest in AllianceBernstein was 44.9% and 44.8%, respectively.   At March 31, 2010, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 62.3%.

The terms “first quarter 2010” and “first quarter 2009” refer to the three months ended March 31, 2010 and 2009, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Effective January 1, 2009, AXA Financial Group adopted the new guidance for presentation of noncontrolling interests in consolidated financial statements.  On a prospective basis, beginning January 1, 2009, this guidance required that increases and decreases in noncontrolling interests be accounted for as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests recognized as a change to the controlling entity’s equity instead of current period gains/losses in the consolidated income statement.  Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

In April 2010, the FASB issued guidance on how investments held through Separate Accounts affect an insurer’s consolidation analysis of those investments.  This guidance clarifies that insurers would not be required in their evaluation of whether to consolidate investments to combine their General Account interest with the Separate Accounts in the same investment, unless the Separate Account interest is held for the benefit of a related party policyholder.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 with early adoption permitted with changes to be applied retroactively.  Implementation of this guidance will not have a material impact on AXA Financial Group’s consolidated financial statements.

On June 12, 2009, the FASB issued new guidance that eliminates the concept of QSPEs and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, the new guidance modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010. Implementation of this guidance did not have a material effect on AXA Financial Group’s consolidated financial statements.

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010.  All existing consolidation conclusions were required to be recalculated under this new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein had a minimal financial ownership interest for potential consolidated presentation in AXA Financial Group’s consolidated financial statements.  In January 2010, the FASB deferred portions of this guidance as they relate to asset managers.  As such, AXA Financial Group determined that all entities for which AXA Financial Group is a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and continue to be assessed for consolidation under the previous guidance for consolidation of VIEs.  Implementation of this guidance did not have a material effect on AXA Financial Group’s consolidated financial statements.

New Accounting Pronouncements

In January 2010, the FASB issued new guidance for accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies the scope of a decrease in ownership provisions for consolidations and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of consolidation.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009.  Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements.

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  These new disclosures have been included in the Notes to AXA Financial Group’s consolidated financial stat ements, as appropriate.

In March 2010, the FASB issued new guidance to eliminate the scope exception for embedded credit derivatives in beneficial interests in securitized financial assets, such as asset-backed securities, credit-linked notes, and collateralized loan and debt obligations, except for those created solely by subordination.  This guidance provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the extent of the embedded credit derivative scope exception.  This guidance is effective for the first interim reporting period beginning after June 15, 2010.  Management does not expect the implementation will have a material effect on AXA Financial Group’s consolidated financial statements.

In April 2010, the FASB issued new guidance on stock compensation.  This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market performance or service condition.  Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  This guidance is effective for the first interim reporting period beginning after December 15, 2010.  Management does not expect the implementation will have a material effect on AXA Financial Group’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

March 31, 2010:
Fixed Maturities:
Corporate	$27,225.2	$1,527.9	$159.5	$28,593.6	$.7
U.S. Treasury, government
and agency(4)	5,458.4	38.7	269.3	5,227.8	-
States and political
subdivisions	441.2	7.9	14.3	434.8	-
Foreign governments	386.6	49.2	.3	435.5	-
Commercial mortgage-backed	2,399.0	3.7	731.5	1,671.2	5.4
Residential mortgage-backed (1)	2,245.4	74.4	.1	2,319.7	-
Asset-backed (2)	268.2	11.1	20.0	259.3	7.6
Redeemable preferred stock	2,041.7	18.5	177.2	1,883.0	-
Total Fixed Maturities	40,465.7	1,731.4	1,372.2	40,824.9	13.7

Equity securities	45.1	7.8	-	52.9	-

Total at March 31, 2010	$40,510.8	$1,739.2	$1,372.2	$40,877.8	$13.7

December 31, 2009
Fixed Maturities:
Corporate	$27,863.3	$1,353.5	$291.8	$28,925.0	$.7
U.S. Treasury, government
and agency	4,213.5	23.2	281.2	3,955.5	-
States and political
subdivisions	467.3	7.4	19.3	455.4	-
Foreign governments	325.8	35.4	.3	360.9	-
Commercial mortgage-backed	2,439.1	2.2	659.1	1,782.2	2.2
Residential mortgage-backed (1)	2,456.0	59.8	.2	2,515.6	-
Asset-backed (2)	304.7	11.5	23.1	293.1	7.9
Redeemable preferred stock	2,145.5	8.5	310.1	1,843.9	-
Total Fixed Maturities	40,215.2	1,501.5	1,585.1	40,131.6	10.8

Equity securities	48.5	9.8	-	58.3	-

Total at December 31, 2009	$40,263.7	$1,511.3	$1,585.1	$40,189.9	$10.8

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $1,097.9 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

At March 31, 2010 and December 31, 2009, respectively, AXA Financial had trading fixed maturities with an amortized cost of $159.7 million and $114.6 million and carrying values of $160.7 million and $125.9 million.  Gross unrealized gains on trading fixed maturities were $1.3 million and $12.3 million and gross unrealized losses were $0.1 million and $1.0 million at March 31, 2010 and December 31, 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2010

Amortized
Cost	Fair Value
(In Millions)

Due in one year or less	$2,141.0	$2,206.4
Due in years two through five	13,129.5	13,792.7
Due in years six through ten	12,981.5	13,476.3
Due after ten years	5,259.4	5,216.3
Subtotal	33,511.4	34,691.7
Commercial mortgage-backed securities	2,399.0	1,671.2
Residential mortgage-backed securities	2,245.4	2,319.7
Asset-backed securities	268.2	259.3
Total	$38,424.0	$38,941.9

For the first quarters of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $574.2 million and $1,818.2 million, respectively.  Gross gains of $28.9 million and $189.4 million and gross losses of $16.8 million and $1.3 million were realized on these sales for the first quarters of 2010 and of 2009, respectively.  The change in unrealized gains (losses) related to fixed maturities classified as AFS for the first quarters of 2010 and 2009 amounted to $442.8 million and $(724.6) million, respectively.

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

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates requ ire use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During the first quarter of 2010, AXA Financial Group recognized OTTI of $44.1 million on AFS fixed maturities, comprised of $40.9 million credit losses recognized in earnings and $3.2 million non-credit losses recognized in OCI.  At March 31, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as AXA Financial Group did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  At March 31, 2010, OTTI of $0.2 million was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at January 1, 2010	$(292.0)
Previously recognized impairments on securities that matured, paid, prepaid or sold	3.2
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(40.9)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at March 31, 2010	$(329.7)

(1)
Represents circumstances where the Insurance Group determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(15.5)	$(13.0)
All other	374.7	(70.6)
Equity securities	7.8	9.8
Net Unrealized Gains (losses)	$367.0	$(73.8)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings (loss) for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment (losses) gains recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized (Losses) Gains on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	(Losses) Gains
	(In Millions)

Balance, January 1, 2010	$(13.0)	$5.1	$(.6)	$2.6	$(5.9)
Net investment gains (losses)
arising during the period	.7	-	-	-	.7
Reclassification adjustment for OTTI (losses):
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net earnings (loss) (1)	(3.2)	-	-	-	(3.2)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(4.7)	-	-	(4.7)
Deferred income taxes	-	-	-	12.2	12.2
Policyholders liabilities	-	-	(27.7)	-	(27.7)
Balance, March 31, 2010	$(15.5)	$.4	$(28.3)	$14.8	$(28.6)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gains (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(60.8)	$(29.3)	$(68.3)	$75.0	$(83.4)
Net investment gains (losses)
arising during the period	455.3	-	-	-	455.3
Reclassification adjustment for OTTI (losses):
Included in Net earnings (loss)	(15.2)	-	-	-	(15.2)
Excluded from Net earnings (loss)(1)	3.2	-	-	-	3.2
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(48.4)	-	-	(48.4)
Deferred income taxes	-	-	-	(137.0)	(137.0)
Policyholders liabilities	-	-	(64.4)	-	(64.4)
Balance, March 31, 2010	$382.5	$(77.7)	$(132.7)	$(62.0)	$110.1

(1) Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 961 issues at March 31, 2010 and 865 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$2,931.4	$(50.4)	$1,667.2	$(109.1)	$4,598.6	$(159.5)
U.S. Treasury, government and agency	2,540.3	(269.3)	-	-	2,540.3	(269.3)
States and political subdivisions	220.8	(10.2)	20.7	(4.1)	241.5	(14.3)
Foreign governments	3.8	(.3)	4.2	-	8.0	(.3)
Commercial mortgage-backed	327.5	(239.6)	1,197.7	(491.9)	1,525.2	(731.5)
Residential mortgage-backed	-	-	2.4	(.1)	2.4	(.1)
Asset-backed	34.4	(2.8)	76.0	(17.2)	110.4	(20.0)
Redeemable preferred stock	346.9	(53.1)	1,332.2	(124.1)	1,679.1	(177.2)

Total	$6,405.1	$(625.7)	$4,300.4	$(746.5)	$10,705.5	$(1,372.2)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$3,224.3	$(109.0)	$2,214.6	$(182.8)	$5,438.9	$(291.8)
U.S. Treasury, government and agency	3,297.4	(281.2)	-	-	3,297.4	(281.2)
States and political subdivisions	262.0	(14.5)	38.0	(4.8)	300.0	(19.3)
Foreign governments	42.9	(.3)	5.1	-	48.0	(.3)
Commercial mortgage-backed	208.8	(137.8)	1,466.0	(521.3)	1,674.8	(659.1)
Residential mortgage-backed	54.0	-	2.4	(.2)	56.4	(.2)
Asset-backed	51.7	(6.1)	84.1	(17.0)	135.8	(23.1)
Redeemable preferred stock	293.0	(91.2)	1,368.7	(218.9)	1,661.7	(310.1)

Total	$7,434.1	$(640.1)	$5,178.9	$(945.0)	$12,613.0	$(1,585.1)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.32% of total investments.  The largest exposures to a single issuer of corporate securities held at March 31, 2010 and December 31, 2009 were $181.8 million and $198.2 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At March 31, 2010 and December 31, 2009, respectively, approximately $3,180.2 million and $2,869.2 million, or 7.9% and 7.1%, of the $40,465.7 million and $40,215.2 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $713.3 million and $632.7 million at March 31, 2010 and December 31, 2009, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the b orrowers’ income.  At March 31, 2010 and December 31, 2009, respectively, the Insurance Group owned $49.1 million and $51.6 million in RMBS backed by subprime residential mortgage loans and $21.9 million and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $72.2 million.

For the first quarters of 2010 and 2009, investment income is shown net of investment expenses of $37.4 million and $31.2 million, respectively.

At March 31, 2010 and December 31, 2009, respectively, AXA Financial Group’s trading account securities had amortized costs of $1,797.6 million and $1,819.8 million and fair values of $1,795.1 million and $1,928.5 million.  Included in the trading classification at March 31, 2010 and December 31, 2009, respectively, were U.S. Treasury securities with aggregate amortized costs of $1,293.6 million and $1,488.2 million and fair values of $1,279.6 million and $1,443.9 million, pledged under reverse repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  Also at March 31, 2010 and December 31, 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carryin g values of $38.2 million and $38.5 million and costs of $35.0 million and $36.0 million as well as other equity securities with carrying values of $52.9 million and $58.3 million and costs of $45.1 million and $48.5 million.

In first quarters of 2010 and 2009, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $14.5 million and $(44.4) million, respectively, were included in Net investment income in the consolidated statements of earnings.

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $27.0 million and $18.3 million at March 31, 2010 and December 31, 2009, respectively.

Impaired mortgage loans without investment valuation allowances totaled $0.9 million at March 31, 2010. During the first quarters of 2010 and 2009, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $127.8 million and $0.2 million.  Interest income recognized on these impaired mortgage loans totaled $1.8 million and zero for the first quarters of 2010 and 2009, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At March 31, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $16.5 million and $15.3 million.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders account balances would support.  AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions.  For both GMDB and GMIB, AXA Financial Group retains certain risks including basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group and uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.

GWBL features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under the guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities and in first quarter 2010. A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  In the first quarter of 2010 an anticipatory hedge program was initiated to protect against declining interest rates and the impact they could have on projected variable annuity sales through third quarter 2010.

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
March 31, 2010
		Fair Value		Gains (Losses)
	Notional	Asset	Liability	Reported in Net
	Amount	Derivatives	Derivatives	Earnings (Loss)
Freestanding derivatives		(In Millions)
Equity contracts (1):
Futures	$8,290.8	$-	$-	$(537.7)
Swaps	1,599.2	3.2	42.8	(30.3)
Options	1,000.0	19.8	-	(32.2)

Interest rate contracts (1):
Floors	15,000.0	295.5	-	27.8
Swaps	9,409.0	140.1	21.3	134.1
Futures	15,378.0	-	-	105.9
Swaptions	1,200.0	40.1	-	(4.6)

Net investment loss				(337.0)

Foreign currency contracts(1,4):	3,872.5	-	376.2	(263.3)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	945.0	-	(35.6)
GWBL features(3)	-	-	40.5	14.4

Balances, March 31, 2010	$55,749.5	$1,443.7	$480.8	$(621.5)

(1)	Reported in Other invested assets or Other liabilities in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, fees and other income.

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

AXA Financial also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates and debt obligations.  In addition, AXA Financial uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments.  In December 2009, AXA Financial entered into a currency swap with AXA to hedge foreign exchange exposure from intercompany borrowings denominated in British pounds sterling.  The Insurance Group is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury Securities or those issued by government agencies.  At March 31, 2010, and December 31, 2009, respectively, AXA Financial Group held $340.0 million and $694.7 million in cash collateral delive red by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At March 31, 2010, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $586.6 million.  At March 31, 2010, AXA Financial Group had open exchange-traded futures positions on the 10-year and 30-year U.S. Treasury Note, having initial margin requirements of $168.3 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $19.8 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-b ased and treasury futures contracts at March 31, 2010 are exchange-traded and net settled daily in cash.

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk.  Generally, the current credit exposure of AXA Financial Group’s derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.  A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to AXA Financial Group if the contract were closed.  Alternatively, a derivative contract with negative value (a derivative liability) indicates AXA Financial Group would owe money to the counterparty if the contract were c losed.  However, generally if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for net settlement.

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2010 and December 31, 2009, respectively, were $11.2 million and $7 98.3 million for which AXA Financial Group had posted collateral of $7.6 million and $852.9 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on March 31, 2010, AXA Financial Group would not have been required to post any additional collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block follows:

	March 31,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,376.3	$8,411.7
Policyholder dividend obligation	55.1	-
Other liabilities	54.5	69.8
Total Closed Block liabilities	8,485.9	8,481.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value
(amortized cost of $5,544.7 and $5,575.5)	5,653.2	5,631.2
Mortgage loans on real estate	1,016.5	1,028.5
Policy loans	1,152.2	1,157.5
Cash and other invested assets	85.4	68.2
Other assets	254.9	264.1
Total assets designated to the Closed Block	8,162.2	8,149.5

Excess of Closed Block liabilities over assets designated to the
Closed Block	323.7	332.0

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred
income tax expense of $22.6 and $23.4 and policyholder
dividend obligation of $(55.1) and $0	42.0	43.6

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$365.7	$375.6

AXA Equitable Closed Block revenues and expenses were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

REVENUES:
Premiums and other income	$94.9	$99.9
Investment income (net of investment expenses of $0 and $0)	118.1	120.2
Investment gains, net: Total OTTI losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized	-	-
Other investment gains, net	6.2	7.5
Total investment gains, net	6.2	7.5
Total revenues	219.2	227.6

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	203.2	208.9
Other operating costs and expenses	.8	.6
Total benefits and other deductions	204.0	209.5

Net revenues before income taxes	15.2	18.1
Income taxes	(5.3)	(6.3)
Net Revenues	$9.9	$11.8

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	55.1	-
Balances, End of Period	$55.1	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block follows:

	March 31,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$6,773.2	$6,818.6
Policyholder dividend obligation	221.2	188.8
Other liabilities	39.9	39.0
Total Closed Block liabilities	7,034.3	7,046.4

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value
(amortized cost of $3,961.3 and $3,995.8)	4,067.3	4,064.8
Mortgage loans on real estate	819.5	832.2
Policy loans	910.1	920.9
Cash and other invested assets	88.2	67.5
Other assets	273.3	274.2
Total assets designated to the Closed Block	6,158.4	6,159.6

Excess of Closed Block liabilities over assets designated to
the Closed Block	875.9	886.8

Amounts included in accumulated other comprehensive income:
Net of policyholder dividend obligation of $116.3 and $79.3	-	-

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$875.9	$886.8

MONY Life Closed Block revenues and expenses follow:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

REVENUES:
Premiums and other income	$69.7	$73.0
Investment income (net of investment expenses of $0 and $0)	83.3	82.8
Investment (losses) gains, net:
Total OTTI losses	-	-
Portion of loss recognized in other
comprehensive income	-	-
Net impairment losses recognized	-	-
Other investment (losses) gains, net	(6.7)	27.5
Total investment (losses) gains, net	(6.7)	27.5
Total revenues	146.3	183.3

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	129.1	163.2
Other operating costs and expenses	.6	.7
Total benefits and other deductions	129.7	163.9

Net revenues before income taxes	16.6	19.4
Income taxes	(5.7)	(6.8)
Net Revenues	$10.9	$12.6

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$188.8	$6.5
Applicable to net revenues	(4.6)	26.5
Unrealized investment gains (losses)	37.0	(29.4)
Balances, End of Period	$221.2	$3.6

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at March 31, 2010 and December 31, 2009.  The following table reconciles the Losses from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the first quarters of 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)
Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(1.5)
Disposal of business - Enterprise	-	(.4)
Total	$-	$(1.9)

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB and/or GWBL features in-force that guarantee one of the following:

●	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

●	Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

●	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

●	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or annual reset; or

●	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,092.4	$1,615.4	$2,707.8
Paid guarantee benefits	(48.4)	(11.1)	(59.5)
Other changes in reserve	76.2	28.8	105.0
Balance at March 31, 2010	$1,120.2	$1,633.1	$2,753.3

Balance at January 1, 2009	$987.3	$1,982.8	$2,970.1
Paid guarantee benefits	(81.8)	(20.1)	(101.9)
Other changes in reserve	216.6	1.7	218.3
Balance at March 31, 2009	$1,122.1	$1,964.4	$3,086.5

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$93.6	$94.7
Paid guarantee benefits	(4.4)	(5.2)
Other changes in reserve	4.1	16.0
Balances, End of Period	$93.3	$105.5

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2010 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMI B amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,398	$503	$154	$528	$12,583
Separate Accounts	$27,383	$7,865	$4,288	$32,869	$72,405
Net amount at risk, gross	$1,884	$1,635	$2,747	$10,120	$16,386

Net amount at risk, net of
amounts reinsured	$1,884	$1,050	$1,845	$4,108	$8,887
Average attained age
of contractholders	49.7	62.5	67.2	62.1	53.6
Percentage of contractholders
over age 70	7.6%	23.5%	42.4%	22.6%	12.9%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$62	$729	$791
Separate Accounts	N/A	N/A	$2,976	$45,218	$48,194
Net amount at risk, gross	N/A	N/A	$1,150	$518	$1,668
Net amount at risk, net of
amounts reinsured	N/A	N/A	$335	$116	$451
Weighted average years remaining
until annuitization	N/A	N/A	1.3	7.4	6.8
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The GWBL related liability was $40.5 million and $54.9 million at March 31, 2010 and December 31, 2009, respectively; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature over a range of market consistent economic scenarios.

B)  Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amo unts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$44,467	$42,513
Fixed income	4,147	4,113
Balanced	21,538	20,965
Other	2,253	2,317
Total	$72,405	$69,908

GMIB:
Equity	$29,370	$27,911
Fixed income	2,566	2,530
Balanced	15,718	15,351
Other	540	626
Total	$48,194	$46,418

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded futures contracts, options and interest rate swap and floor contracts as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At March 31, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $56,243 million and $12,747 million, respectively, with the GMDB feature and $40,605 million and $463 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities:

Direct Liability(1)
(in Millions)

Balance at January 1, 2010	$254.9
Other changes in reserves	53.0
Balance at March 31, 2010	$307.9

Balance at January 1, 2009	$202.9
Other changes in reserves	2.0
Balance at March 31, 2009	$204.9

(1)    There were no amounts of reinsurance ceded in any period presented.

7)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at March 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$28,034.6	$559.0	$28,593.6
U.S. Treasury, government
and agency	-	5,227.8	-	5,227.8
States and political subdivisions	-	387.3	47.5	434.8
Foreign governments	-	434.5	1.0	435.5
Commercial mortgage-backed	-	-	1,671.2	1,671.2
Residential mortgage-backed(1)	-	2,319.5	.2	2,319.7
Asset-backed(2)	-	51.0	208.3	259.3
Redeemable preferred stock	302.6	1,551.0	29.4	1,883.0
Subtotal	302.6	38,005.7	2,516.6	40,824.9
Other equity investments	89.5	-	1.7	91.2
Trading securities	460.2	1,334.5	.4	1,795.1
Other invested assets:
Short-term	-	294.2	-	294.2
Swaps	-	85.7	(6.5)	79.2
Options	-	19.8	-	19.8
Floors	-	295.5	-	295.5
Swaptions	-	40.1	-	40.1
Subtotal	-	735.3	(6.5)	728.8
Cash equivalents	2,955.2	-	-	2,955.2
Segregated securities	-	1,004.8	-	1,004.8
GMIB reinsurance contracts	-	-	945.0	945.0
Separate Accounts’ assets	87,140.3	1,788.7	206.9	89,135.9
Total Assets	$90,947.8	$42,869.0	$3,664.1	$137,480.9

Liabilities
Other invested liabilities: Foreign currency swap	$-	$376.2	$-	$376.2
GWBL features’ liability	-	-	40.5	40.5
Total Liabilities	$-	$376.2	$40.5	$416.7

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$28,289.2	$635.8	$28,925.0
U.S. Treasury, government
and agency	-	3,955.5	-	3,955.5
States and political subdivisions	-	402.7	52.6	455.3
Foreign governments	-	340.2	20.7	360.9
Commercial mortgage-backed	-	-	1,782.3	1,782.3
Residential mortgage-backed(1)	-	2,515.6	-	2,515.6
Asset-backed(2)	-	55.4	237.6	293.0
Redeemable preferred stock	260.2	1,547.4	36.4	1,844.0
Subtotal	260.2	37,106.0	2,765.4	40,131.6
Other equity investments	95.1	-	1.7	96.8
Trading securities	423.0	1,504.8	.7	1,928.5
Other invested assets	-	(144.0)	299.6	155.6
Cash equivalents	2,329.0	-	-	2,329.0
Segregated securities	-	985.7	-	985.7
GMIB reinsurance contracts	-	-	980.6	980.6
Separate Accounts’ assets	84,191.1	1,708.4	229.7	86,129.2
Total Assets	$87,298.4	$41,160.9	$4,277.7	$132,737.0

Liabilities
GWBL features’ liability	$-	$-	$54.9	$54.9
Total Liabilities	$-	$-	$54.9	$54.9

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 67.1% and 66.1% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their s hort-term nature.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 30.9% and 30.7% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidi ty.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At March 31, 2010 and December 31, 2009, respectively, approximately $2,345.6 million and $2,846.5 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $58.4 million at March 31, 2010, or approximately 5.9% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts is traded in the OTC derivative market and is classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sourc es or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $2.2 million at March 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of de termining the fair value of its OTC liability positions at March 31, 2010.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 2.0% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2010 and December 31, 2009, respectively, were approximately $329.0 million and $460.6 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,879.7 million and $2,019.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and leve l of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At March 31, 2010, AXA Financial Group continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using meth odology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $10.6 million at March 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at March 31, 2010.

In first quarter 2010, AFS fixed maturities with fair values of $223.9 million and $26.5 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $8.7 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately $1.8% of total equity at March 31, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed

Balance, January 1, 2010	$635.8	$-	$20.7	$52.6	$1,782.3	$-	$237.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.3	-	-	-	.8	-	-
Investment losses, net	-	-	-	-	(40.8)	-	.5
Decrease in the fair value of
the reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.3	-	-	-	(40.0)	-	.5
Other comprehensive
income (loss)	11.2	-	-	.4	(71.0)	-	2.6
Purchases/issuances	89.8	-	-	-	-	-	-
Sales/settlements	(19.3)	-	-	(.2)	(.1)	-	(11.2)
Transfers into/out of
Level 3 (2)	(158.8)	-	(19.7)	(5.3)	-	.2	(21.2)
Balance, March 31, 2010	$559.0	$-	$1.0	$47.5	$1,671.2	$.2	$208.3

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

Balance, January 1, 2010	$36.4	$2.4	$299.6	$980.6	$229.7	$54.9
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	(6.5)	-	-	-
Investment losses, net	-	-	-	-	(24.0)	-
Decrease in the fair value of
the reinsurance contracts	-	-	-	(41.7)	-	-
Policyholders’ benefits	-	-	-	-	-	(16.7)
Subtotal	-	-	(6.5)	(41.7)	(24.0)	(16.7)
Other comprehensive
income (loss)	3.4	-	-	-	-	-
Purchases/issuances	-	-	-	6.1	1.4	2.3
Sales/settlements	-	(.3)	-	-	(1.1)	-
Transfers into/out of
Level 3 (2)	(10.4)	-	(299.6)	-	.9	-
Balance, March 31, 2010	$29.4	$2.1	$(6.5)	$945.0	$206.9	$40.5

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed
	Maturities	Other	Other	GMIB	Separate	GWBL
	Available-	Equity	Invested	Reinsurance	Accounts	Features
	For-Sale	Investments(1)	Assets	Asset	Assets	Liability

Balance, January 1, 2009	$3,047.8	$2.8	$547.0	$1,985.3	$334.7	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.6	-	(136.7)	-	-	-
Investment (losses)
gains, net	(3.9)	-	-	-	(32.2)	-
Decrease in fair value of
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

The table below details changes in unrealized gains (losses) for the first quarters of 2010 and 2009 by category for Level 3 assets and liabilities still held at March 31, 2010 and 2009, respectively:

	Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders’
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Still Held at March 31, 2010:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$11.1	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	.4	-
Foreign governments	-	-	-	-	-
Commercial
mortgage-backed	-	-	-	(70.9)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	2.5	-
Redeemable preferred stock	-	-	-	3.4	-
Subtotal	-	-	-	(53.5)	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	.1	-
Other invested assets	(6.5)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(35.6)	-	-
Separate Accounts’ assets	-	(24.1)	-	-	-
GWBL features’ liability	-	-	-	-	14.4
Total	$(6.5)	$(24.1)	$(35.6)	$(53.4)	$14.4

	Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holder
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Still Held at March 31, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale	$-	$-	$-	$(179.3)	$-
Other equity investments	-	-	-	.1	-
Other invested assets	(113.9)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(302.2)	-	-
Separate Accounts’ assets	-	(32.2)	-	-	-
GWBL features’ liability	-	-	-	-	12.5
Total	$(113.9)	$(32.2)	$(302.2)	$(179.2)	$12.5

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the first quarters of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at March 31, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,948.6	$4,947.5	$4,939.1	$4,904.5
Other limited partnership interests	1,457.5	1,457.5	1,421.5	1,421.5
Policyholders liabilities:
Investment contracts	3,334.6	3,365.2	3,382.4	3,389.8
Guaranteed interest contracts	5.1	5.4	-	-
Long-term debt	550.3	568.7	550.2	580.7
Loans to Affiliates	1,218.0	1,280.9	1,712.0	1,772.3

Closed Blocks:
Mortgage loans on real estate	$1,836.0	$1,812.1	$1,860.7	$1,822.6
Other equity investments	1.5	1.5	1.5	1.5
SCNILC liability	7.2	7.2	7.6	7.6

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

The fair values for AXA Financial Group’s association plan contracts, SCNILC, deferred annuities and certain annuities, which are included in Policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting current market rates.

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

Generally, AXA Financial Group’s funding policy to its qualified pension plans (other than those of AllianceBernstein) is to make minimum annual contributions as required by law.  AllianceBernstein’s policy is to satisfy its funding obligation to its qualified retirement plan each year in an amount not less than the minimum required by ERISA, as amended by the Pension Protection Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first quarter of 2010, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were zero and $170.0 million.  AllianceBernstein and AXA Financial Group currently estimate they will make additional contributions to their respective qualified retirement plans of $6.0 million and $71.0 million before year end 2010.

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans were as follow:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Service cost	$13.8	$14.1
Interest cost	45.6	48.1
Expected return on assets	(32.5)	(35.5)
Net amortization	36.3	28.7
Net Periodic Pension Expense	$63.2	$55.4

Components of AXA Financial Group’s net postretirement benefits costs follow:

	Three Months Ended
	March 31,
	2010	2009
	(in Millions)

Service cost	$.6	$.6
Interest cost	8.5	8.8
Net amortization	1.0	.6
Net Periodic Postretirement Benefits Costs	$10.1	$10.0

Components of net postemployment benefits costs follow:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Service cost	$1.3	$1.2
Interest cost	.4	.4
Net Periodic Postemployment Benefits Costs	$1.7	$1.6

9)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  For the first quarters of 2010 and 2009, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $58.5 million and $5.9 million.

On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $13.5 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $10.9 million and equity settlements of the remainder with approximately 114,757 restricted AXA ordinary shares for aggregate value of approximately $2.6 million.  These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADRs for which AXA Financial Group paid $7.4 million in settlement on April 10, 2010 of a forward purchase contract entered into on June 16, 2008.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 19, 2010 and March 19, 2014.  All of the options granted on March 29, 2010 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $3.73 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.52% and a risk-free interest rate of 2.5%.  The total fair value of this award (net of expected forfeitures) of approximately $7.8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In first quarter 2010, the expense associated with the March 19, 2010 grant of options was approximately $4.5 million.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees of AXA Financial’s subsidiaries.  The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2012 and 2013, respectively.  Participants may elect to receive cash, AXA ordinary shares, or a combination thereof, in settlement of performance units earned, however, settlement is limited to 50% or reduced to 0% if AXA pays a dividend only in one of the two years during the cumulative two-year performance period or does not pay any dividends, respectively.  In first quarter 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $11.5 million.

10)	INCOME TAXES

Income taxes for the interim period ended March 31, 2010 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax benefit for the period ended March 31, 2010 reflected a benefit in the amount of $148.4 million primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

Income taxes for the interim period ended March 31, 2009 were computed using a discrete effective tax rate method.  The use of the discrete method was more appropriate than the annual effective tax rate method for this period.  The estimated annual effective tax rate was not considered reliable due to its sensitivity to minimal changes to forecasted annual pre-tax earnings.  Under the discrete method, AXA Financial Group determined the tax expense based upon actual results as if the interim period were an annual period.  The tax benefit for the period ended March 31, 2009 was greater than the expected tax benefit primarily due to the Separate Account dividends received deduction.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, and believes that the ultimate resolution of the litigation described therein involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009 will have a material adverse effect on AXA Financial Group’s consolidat ed results of operations in any particular period.

In addition to the matters described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable, MONY Life, and their respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable, AXA Life, MONY Life, MLOA and USFL, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Financial and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial Group’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

12)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$1,803.3	$1,699.6
Investment Management (1)	729.6	601.2
Consolidation/elimination	(5.7)	(6.5)
Total Revenues	$2,527.2	$2,294.3

(1) Net of interest expense incurred on securities borrowed.

Segment earnings (loss) from continuing operations before
income taxes:
Financial Advisory/Insurance	$154.0	$(100.5)
Investment Management	113.2	11.1
Consolidation/elimination	2.0	-
Total Earnings (Loss) from Continuing Operations
before Income Taxes	$269.2	$(89.4)

	March 31,	December 31,
	2010	2009
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$163,513.0	$159,818.1
Investment Management	12,293.6	12,026.1
Consolidation/elimination	(51.0)	(19.3)
Total Assets	$175,755.6	$171,824.9

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in AXA Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements.  Forward-looking statements are made based on management’s current expectations and beliefs co ncerning future developments and their potential effects upon AXA Financial, Inc. and its subsidiaries.  There can be no assurance that future developments affecting AXA Financial, Inc. and its subsidiaries will be those anticipated by management.  These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) disruption in the financial markets and general economic conditions, particularly in light of the recent financial crisis; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our subsidiaries products, a reduction in the revenue derived by our subsidiaries from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernst ein, an acceleration in DAC and VOBA amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, and may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) changes in interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products offered by our subsidiaries; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes to statutory reserves and/or risk based capital requirements; (vi) AXA Financial, Inc.’s reliance on AXA for most of its liquidity and capital needs; (vii) AXA Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its&# 160;subsidiaries and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; (viii) liquidity of certain investments; (ix) investment losses and defaults, and changes to investment valuations; (x) changes in assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) counterparty non-performance; (xiii) changes in our insurance companies’ claims-paying or credit ratings; (xiv) adverse determinations in litigation or regulatory matters; (xv) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (xvi) changes in tax law; (xvii) heightened competition, including with respect t o pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xviii) changes in statutory reserve requirements; (xix) changes in accounting standards, practices and/or policies; (xx) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxi) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxii) our brand and reputation in the marketplace; (xxiii) the unknown impact on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxiv) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acqu isitions; (xxv) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxvi) other risks and uncertainties described from time to time in AXA Financial, Inc.’s filings with the SEC.

AXA Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in AXA Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of certain risks relating to its businesses.

OVERVIEW

Introduction

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  It is a leading asset manager, with total assets under management of approximately $590.88 billion at March 31, 2010, of which approximately $501.31 billion were managed by AllianceBernstein.  Through its insurance company subsidiaries, AXA Financial Group is also among the oldest and largest life insurance organizations in the United States.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

AXA Financial Group conducts operations in two business segments, the Financial Advisory/Insurance segment and the Investment Management segment.  The financial advisory and insurance business conducted by AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and their subsidiaries and the MONY Companies is reported in the Financial Advisory/Insurance segment.  The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Investment Management is principally comprised of the investm ent management business of AllianceBernstein, a leading global investment management firm.  AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

Market Environment and Sales

AXA Financial Group’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In the aftermath of the recent financial crisis and the ongoing uncertain conditions in the economy, the market for annuity and life insurance products of the types issued by the Insurance Group is dynamic.  Among other things, the features and pricing of various insurance products continue to change and some insurance companies have eliminated or limited the sales of certain annuity and life insurance products or features.  Changes to certain of the Insurance Group’s insurance product features, including guarantee features, pricing or Separate Account investment options, have made some of the annuity and life insurance products offered by the Insurance Group less competitive in the marketplace.  This, in turn, adversely affected sales in first quarter 2010, particularly in the wholesale channel, and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

As conditions in the insurance products marketplace, capital markets and economy continue to evolve, the Insurance Group may need to make further adjustments to its product offerings.

CRITICAL ACCOUNTING ESTIMATES

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment.  Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of the consolidated financial statements.  If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the consolidated results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

•	Insurance Reserves and Policyholder Benefits
•	DAC and VOBA
•	Goodwill and Other Intangible Assets
•	Pension and Other Postretirement Benefit Plans
•	Investments – Impairments and Fair Value Measurements
•	Income Taxes

Insurance Reserves and Policyholder Benefits

Participating Traditional Life Insurance Policies

For participating traditional life policies substantially all of which are in the Closed Blocks, future policy benefit liabilities are calculated using a net level premium method accrued as a level proportion of the premium paid by the policyholder.  The net level premium method reflects actuarial assumptions equal to guaranteed mortality and dividend fund interest rates.  The liability for annual dividends represents the accrual of the annual dividends earned.  Terminal dividends are accrued in proportion to gross margins over the life of the contract.   Gains and losses related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.  If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected.  If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero).  If over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations.  If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

Non-participating Traditional Life Policies

The future policy benefit reserves for non-participating traditional life insurance policies relate primarily to non-participating term life products and are calculated using a net level premium method  equal to the present value of expected future benefits plus the present value of future maintenance expenses less the present value of future net premiums.  The expected future benefits and expenses are determined using assumptions on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Reserve assumptions established at policy issue reflect best estimate assumptions based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  After the reserves are initially est ablished, premium deficiency tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product (i.e., reserves net of any DAC asset), DAC and the value of business acquired ("VOBA") are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Best estimate assumptions are determined by product group.  Mortality assumptions are reviewed annually and are generally based on the Insurance Group’s historical experience or standard industry tables, as applicable; expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and interest rate assumptions are based on current and expected net investment returns.

Universal Life and Investment-type Contracts

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

The Insurance Group issues certain variable annuity products with GMDB, GMIB and GWBL features.  The GMDB feature provides that in the event of an insured’s death, the beneficiary will receive the higher of the current contract account balance or another amount defined in the contract. The GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates applied to a guaranteed minimum income benefit base.

Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions related to contractholder behavior and mortality are updated when a material change in behavior or mortality experience is observed in an interim period.

GWBL features are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The determination of the fair value for the GWBL features is based upon models involving numerous estimates and subjective judgments.

Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves

The future rate of return assumptions used in establishing reserves for GMDB and GMIB features regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC and VOBA”.

The GMDB/GMIB reserve balance before reinsurance ceded was $2.8 billion at March 31, 2010. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return.  This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves
Sensitivity - Rate of Return
March 31, 2010
(In Millions)

Increase/(Reduction) in GMDB/GMIB Reserves
100 BP decrease in future rate of return	$418
100 BP increase in future rate of return	(412)

Traditional Annuities

The reserves for future policy benefits for annuities include group pension, payout and Wind ups annuities, and during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates.  Interest rates used in establishing such liabilities reflect current rates at the time contracts were issued, which range from 2.25% to 9.98%.  Premium deficiency testing is performed by product group using best estimate assumptions.  If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

Reinsurance

For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.  GMIB reinsurance contracts are used to cede non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts, therefore, will not immediately reflect the offsetting impact on future claims exposure resulting from the s ame capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.

Health

Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest.  Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

DAC and VOBA

Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred.  Depending on the type of contract, DAC is amortized over the expected total life of the contract group, based on AXA Financial Group’s estimates of the level and timing of gross margins, gross profits or assessments, or anticipated premiums.  In calculating DAC amortization we are required to make assumptions about investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges that impact the estimates of the level and timing of estimated gross profits or assessments, margins and anticipated future experience. VOBA, which arose from the acquisition of MONY, was established in accordance with purchase accounting guidance for business combinations.  VOBA is the actuarially determined present value of estimated future gross profits from insurance contracts in force at the date of the acquisition.  DAC and VOBA are amortized over the expected life of the contracts (over periods up to 40 years from date of issue) according to the type of contract using the methods described below as applicable.  DAC and VOBA are subject to loss recognition testing at the end of each accounting period.

Participating Traditional Life Policies

For participating traditional life policies (substantially all of which are in the Closed Block), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.

At March 31, 2010, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.00% grading to 5.5% over 10 years and for MONY Life was 5.0%.  Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.  Many of the factors that affect gross margins are included in the determination of AXA Financial Group’s dividends to these policyholders. DAC and VOBA adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

Non-participating Traditional Life Insurance Policies

DAC and VOBA associated with non-participating traditional life policies are amortized in proportion to anticipated premiums.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  Deviations from estimated experience are reflected in earnings in the period such deviations occur.  For these contracts, the amortization periods generally are for the total life of the policy.  DAC and VOBA related to these policies are subject to recoverability testing as part of AXA Financial Group’s premium deficiency testing.  If a premium deficiency exists, DAC and VOBA is reduced by the amount of the deficiency or to zero through a charge to current period earnings.  If the de ficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings in the period such deficiency occurs.

Universal Life and Investment-type Contracts

DAC and VOBA associated with variable and universal life policies and variable and fixed annuity contracts are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits or based upon estimated assessments.

The calculation of gross profits considers investment results including hedging costs, Separate Account fees, mortality and expense margins, contract persistency and surrender charges based on historical and anticipated future experience. When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC and VOBA are amortized using the present value of estimated assessments.

Quarterly adjustments to the DAC and VOBA balance are made for current period experience and market performance related adjustments, and the impact of reviews of estimated total gross profits.  The quarterly adjustments for current period experience reflect the impact of differences between actual and previously estimated expected gross profits for a given period.  Total estimated gross profits include both actual experience and estimates of gross profits for future periods.  To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change.  In these cases, cumulative adjustment to all previous periods’ costs is recognized.  Recoverability testing is also performed at the end of each reporti ng period to ensure the DAC and VOBA balance does not exceed the present value of estimated gross profits.

During each accounting period, the DAC and VOBA balance is evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of AXA Financial Group’s actual gross profits and changes in the assumptions regarding estimated future gross profits.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

For the variable and universal life policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used.  Mortality assumptions represent the Company’s expected claims experience over the life of these policies and are based on a long-term average of actual company experience.  This assumption is updated quarterly to reflect recent experience as it emerges.  Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization.  Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization.  Generally, life mortality expe rience has been improving in recent years.  However, changes to the mortality assumptions in future periods could have a significant adverse or favorable effect on the results of operations.

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and universal life policies contracts DAC balance was $3.5 billion at March 31, 2010.  The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%.  This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality
March 31, 2010
(In Millions)

Increase/(Reduction) in DAC
Decrease in future mortality by 1%	$36
Increase in future mortality by 1%	(41)

A significant assumption in the amortization of DAC and VOBA on variable life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the fees earned, costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts. This applies to variable life policies to a lesser degree.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated wi th the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At March 31, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (12.9% net of product weighted average Separate Account fees) and 0% ((2.1) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods. AXA Financial Group’s long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of March 31, 2010, current projections of future average gross market returns assume a 0% annualized return for the next five quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

The variable annuity contracts DAC balance was $4.9 billion at March 31, 2010.  The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return
March 31, 2010
(In Millions)

Increase/(Reduction) in DAC
Decrease in future rate of return by 1%	$ (51)
Increase in future rate of return by 1%	47

Goodwill and Other Intangible Assets

AXA Financial tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment is more likely than not.  The test requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill.  If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit.  Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.

Total goodwill recognized in the consolidated balance sheet of AXA Financial at December 31, 2009 was $4.77 billion, comprised of amounts assigned to its two reporting units: $368.7 million related to the Financial Advisory/Insurance segment, principally arising from the MONY Acquisition, and $4.40 billion related to the Investment Management segment, primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units.  At December 31, 2009, these reporting units had fair values that exceeded their carrying amounts and consequently, goodwill was not impaired.  At March 31, 2010, the total carrying value of goodwill was $4.77 billion.  During first quarter 2010, no events occurred or circumstances changed from year-end 2009 that more likely than not would have reduced the fair values of AXA Fi nancial’s reporting units below their carrying values.

The remaining useful lives of intangible assets being amortized are evaluated each period to determine whether events and circumstances warrant their revision.  All intangible assets are periodically reviewed for impairment if events or circumstances indicate that the carrying value may not be recoverable.  If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any, to be charged to earnings with a corresponding reduction of the carrying value of the intangible asset.

Financial Advisory/Insurance

The fair value of the Financial Advisory/Insurance reporting unit for purpose of goodwill recoverability testing consists of net assets plus expected future earnings from existing in-force and new business.  A discounted cash flow valuation technique is applied to amounts projected in management’s current business plan in order to estimate the value of expected future earnings.  Key assumptions and judgments used in this valuation approach include long term growth rates, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, hedge costs, economic capital required to support the mix of business, and the discount rate believed to be appropriate for the risk associated with the reporting unit.  Market transactions and metrics, including implied pricing of comparable companies based on book and earnings multiples, are used to corroborate the resulting fair value measure.  Significant or prolonged weakness in the financial markets and the economy generally would adversely impact the goodwill impairment testing for the Financial Advisory/Insurance reporting unit.  In addition, the future cash flow expectations and other assumptions underlying management’s current business plan could be negatively impacted by other risks to which this reporting unit’s business is subject, including, but not limited to, reduced product margins, increased surrender rates, and severe adverse mortality.

The following presents a summary of other intangible assets as of March 31, 2010 and December 31, 2009 related to the MONY Acquisition:

Intangible Assets Subject to Amortization
(In Millions)

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2010:
Insurance distribution network	$26.0	$(13.2)	$12.8

December 31, 2009
Insurance distribution network	$26.0	$(12.6)	$13.4

For first quarter 2010 and 2009, total amortization expense related to these intangible assets was $0.6 million and $0.6 million, respectively.  Intangible assets amortization expense is estimated at $2.4 million annually.  The insurance distribution network intangible assets related to the MONY Acquisition are amortized on a straight-line basis with an estimated useful life of 10-20 years.

Investment Management

AXA Financial primarily uses a discounted cash flow valuation technique to measure the fair value of its Investment Management reporting unit for purpose of goodwill impairment testing.  Cash flow projections are based on AllianceBernstein’s current business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows for the first 4 years and a compounded annual growth rate thereafter.  The resulting amount, net of noncontrolling interest, is tax-effected to reflect taxes incurred at the AXA Financial Group level.

Key assumptions and judgments used in the discounted cash flow valuation methodology to estimate the fair value of the Investment Management reporting unit are particularly sensitive to equity market levels, including AllianceBernstein’s assets under management, revenues and profitability.  Consequently, to the extent that securities valuations are depressed for prolonged periods, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2009.  In addition, management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.

Intangible assets related to the Investment Management segment principally consist of costs assigned to investment management contracts acquired in connection with the Bernstein Acquisition and purchases of AllianceBernstein Units, less accumulated amortization recognized on a straight-line basis over their estimated useful life of approximately 20 years.  The gross carrying amount and accumulated amortization of these intangible assets were $841.7 million and $357.9 million, respectively, at March 31, 2010 and $841.7 million and $348.6 million, respectively, at December 31, 2009.  Amortization expense related to these AllianceBernstein intangible assets totaled $9.3 million and $9.1 million for the three months ended March 31, 2010 and 2009, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $22.0 million.

Each quarter, AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Significant assumptions used to estimate the expected cash flows from the investment management contracts are updated to reflect management’s consideration of current market conditions and expectations made with respect to customer account attrition and asset growth rates.  As of March 31, 2010 and December 31, 2009, AllianceBernstein determined that these intangible assets were not impaired.

Pension and Other Postretirement Benefit Plans

AXA Financial Group (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.  AXA Financial Group also provides certain medical and life insurance benefits (collectively, “postretirement benefits”) for qualifying employees, managers and agents retiring from AXA Financial Group.  AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000.  AXA Financial Group uses a December 31 measurement date for its pension and postretirement plans.

For first quarter 2010, AXA Financial recognized net periodic cost of $63.2 million and $10.1 million as related to its qualified and non-qualified pension plans and postretirement benefits plans, respectively.  Each component of net periodic pension and postretirement benefits cost is based on AXA Financial Group’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs.  Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed general ly is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Financial Group to measure its pension and postretirement benefits obligations reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under AXA Financial Group’s pension and postretirement benefits plans are discounted using a published high-quality bond yield curve.  A discount rate assumption of 6.00% was used by AXA Financial Group to measure each of these benefits obligations at December 31, 2009 and to estimate 2010 net periodic cost.  A 100 BP change in the discount rate assumption would have impacted AXA Financial Group’s first quarter 2010 net periodic cost as shown in the table below; the information provided in the table considers only changes in the as sumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Pension and Post-Retirement Net Periodic Cost
Sensitivity – Discount Rate
For the Three Months Ended March 31, 2010
(In Millions)

	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
100 BP increase in discount rate	$(4.9)	$(0.6)
100 BP decrease in discount rate	4.8	0.6

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and MONY Life and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 10%-15% equity real estate and other investments.  Prior to this change, the target asset mix included equity securities, fixed maturities and real estate at 65%, 25% and 10%, respectively.  Certain qualified pension plans of AXA Financial Group have developed hedging strategies to lessen downside equity risk.  In developing the expected long-term rate of return assumption on plan assets, management consid ered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans.  At January 1, 2010, the beginning of the 2010 measurement year, the fair value of AXA Financial Group’s plan assets was $1.67 billion.  Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted AXA Financial Group’s first quarter 2010 net periodic cost as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

Net Periodic Pension Cost
Sensitivity – Rate of Return
March 31, 2010
(In Millions)

Increase/(Decrease) in Net Periodic Pension Cost
100 BP increase in expected rate of return	$(4.7)
100 BP decrease in expected rate of return	4.7

Note 8 to the Consolidated Financial Statements included herein describes the respective funding policies of AXA Financial Group (excluding AllianceBernstein) and of AllianceBernstein to their qualified pension plans, including amounts expected to be contributed for 2010.  Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Investments – Impairments and Valuation Allowances and Fair Value Measurements

AXA Financial Group’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities, and derivative financial instruments, including swaps, forwards, futures, and option contracts, used to manage various risks relating to its business operations.  In applying AXA Financial Group’s accounting policies with respect to these investments, estimates, assumptions, and judgments are required about matters that are inherently uncertain, particularly in the identification and recognition of other-than-temporary impairments (“OTTI”), determination of the valuation allowance for losses on mortgage loans, and measurements of fair value.

Impairments and Valuation Allowances

The assessment of whether OTTIs have occurred is performed quarterly by AXA Financial Group’s Investments Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons.  The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months; and (iii) equity securities f or which fair value has declined and remained below cost by 20% or greater or remained below cost for a period of 6 months or greater.  Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates requi re use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

Mortgage loans also are reviewed quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value.  Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages.  Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured.  The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process.  The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process.  A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.  The loan specific portion of the loss allowance is based on AXA Financial Group assessment as to ultimate collectability of loan principal and interest.  Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

Fair Value Measurements

Investments reported at fair value in the consolidated balance sheets of AXA Financial, Inc. include fixed maturity and equity securities classified as available-for-sale, trading securities, and certain other invested assets, such as freestanding derivatives.  In addition, reinsurance contracts covering GMIB exposure and the GWBL feature in certain variable annuity products issued by AXA Financial Group are considered embedded derivatives and reported at fair value.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment.  When quoted prices in active markets are not available, AXA Financial Group estimates fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques.  For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data.  When the volume or le vel of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment.   Substantially the same approach is used by AXA Financial Group to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.

As required by the accounting guidance, AXA Financial Group categorizes its assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 to the Consolidated Financial Statements included herein.

Income Taxes

Income taxes represent the net amount of income taxes that AXA Financial Group expects to pay to or receive from various taxing jurisdictions in connection with its operations. AXA Financial Group provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.  The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction.  Valuation allowances are established when manageme nt determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.  Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies.  AXA Financial Group’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating AXA Financial Group’s tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income taxes.  Under the guidance, AXA Financial Group determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

AXA Financial Group’s tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein for a discussion of recently adopted accounting pronouncements, including guidance on consolidation of VIEs and investments held through Separate Accounts.  Also see Note 2 to the Consolidated Financial Statements included herein for a discussion of recently issued accounting pronouncements.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narrative that follows discusses the results for first quarter 2010 compared to the comparable 2009 period’s results.

AXA Financial, Inc. - Consolidated Results of Operations
(In Millions)

	Three Months Ended March 31,
	2010	2009
Universal life and investment-type product policy fee income	$774.7	$728.8
Premiums	389.6	375.7
Net investment income:
Investment loss from derivative instruments	(337.0)	(26.1)
Other investment income	784.0	510.1
Total net investment income	447.0	484.0
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(44.1)	(27.5)
Portion of loss recognized in other comprehensive income	3.2	-
Net impairment losses recognized	(40.9)	(27.5)
Other investment gains, net	24.4	196.7
Total investment (losses) gains, net	(16.5)	169.2
Commissions, fees and other income	968.0	838.8
Decrease in fair value of reinsurance contracts	(35.6)	(302.2)
Total revenues	2,527.2	2,294.3

Policyholders’ benefits	901.8	936.0
Interest credited to policyholders’ account balances	265.4	289.7
Compensation and benefits	618.0	568.8
Commissions	221.2	264.1
Distribution plan payments	58.6	42.4
Amortization of deferred sales commissions	12.1	14.9
Interest expense	94.9	76.6
Amortization of deferred policy acquisition costs and value of business acquired	(67.1)	118.9
Capitalization of deferred policy acquisition costs	(218.6)	(304.0)
Rent expense	78.7	75.3
Amortization of other intangible assets	9.9	9.7
Other operating costs and expenses	283.1	291.3
Total benefits and other deductions	2,258.0	2,383.7

Earnings (loss) from continuing operations before income taxes	269.2	(89.4)
Income tax benefit	77.6	57.0

Earnings (loss) from continuing operations, net of income taxes	346.8	(32.4)
Loss from discontinued operations, net of income taxes	-	(1.9)

Net earnings (loss)	346.8	(34.3)
Less: net earnings attributable to the noncontrolling interest	(59.7)	(4.8)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$287.1	$(39.1)

First Quarter 2010 Compared to First Quarter 2009

Net earnings attributable to the AXA Financial Group in first quarter 2010 was $287.1 million, a difference of $326.2 million from the $39.1 million of net loss attributable to AXA Financial Group during first quarter 2009.

Net earnings attributable to the noncontrolling interest was $59.7 million in first quarter 2010 as compared to $4.8 million in the 2009 period; the increase was due to higher AllianceBernstein earnings and a higher noncontrolling interest.

Total enterprise net earnings of $346.8 million was reported in first quarter 2010, an increase of $436.2 million from the $34.3 million of net loss reported for first quarter 2009.

Income tax benefit in first quarter 2010 was $77.6 million compared to the income tax benefit of $57.0 in first quarter 2009.  While there was pre-tax income for first quarter 2010 as compared to pre-tax losses in first quarter 2009, there was a tax benefit of $148.4 million in the 2010 quarter primarily due to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC ("ACMC").  As a limited liability company, ACMC's income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC's principal asset is its holding of AllianceBernstein Units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.  Income taxes for the first quarter of 2010 were determined using an estimated annual effective tax rate while the income taxes for the first quarter of 2009 were determined using a discrete method.   The tax benefit for first quarter 2009 included a $25.0 million adjustment to the amount of tax benefit recognized in 2008 for the Separate Accounts dividends received deduction.

Earnings from continuing operations before income taxes were $269.2 million for first quarter 2010, an increase of $358.6 million from the $89.4 million in pre-tax loss reported for the year earlier quarter.  The Financial Advisory/Insurance segment’s earnings from continuing operations of $154.0 million in first quarter 2010, $254.5 million higher than first quarter 2009’s loss of $100.5 million, was primarily due to a smaller decrease in the fair value of reinsurance contracts, lower DAC amortization, higher policy fees and commissions, fees and other income.  The Investment Management segment’s earnings from continuing operations were $113.2 million in first quarter 2010, $102.1 million higher than in first quarter 2009, principally due to higher investment advisory and services fees partial ly offset by higher compensation and benefits at AllianceBernstein in the 2010 quarter.

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to non-affiliated reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsuranc e contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while of fsetting changes in reserves will be recognized over time, which will contribute to earnings volatility.

The table below shows, for first quarter 2010 and 2009 and the year ended December 31, 2009, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2010	2009	2009
	(In Millions)

Losses on free-standing derivatives (1)	$(336.0)	$(26.1)	$(6,955.4)
Decrease in fair value of GMIB reinsurance contracts (2)	(35.6)	(302.2)	(1,004.6)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (3)	(45.8)	(93.1)	533.8
Total	$(417.4)	$(421.4)	$(7,426.2)

(1)	Reported in Net investment income in the consolidated statement of earnings (loss)
(2)	Reported in Decrease in fair value of reinsurance contracts in the consolidated statement of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statement of earnings (loss)

Total consolidated revenues for AXA Financial Group were $2.53 billion in first quarter 2010, an increase of $232.9 million from the $2.29 billion reported in the 2009 quarter.  The Financial Advisory/Insurance segment posted a $103.7 million increase in its revenues while the Investment Management segment’s increase was $128.4 million.  The increase of Financial Advisory/Insurance segment revenues to $1.80 billion in the 2010 period as compared to $1.70 billion in first quarter 2009 was principally due to a lower decrease in the fair value of reinsurance contracts accounted for as derivatives ($(35.6) million and $(302.2) million in the respective 2010 and 2009 quarters) and $36.2 million higher commissions, fees and other income partially offset by the $182.0 million and $76.9 million decreases in investment (losses) gains, net and net investment income.  The Investment Management segment’s $729.6 million in revenues for first quarter 2010 as compared to $601.2 million in the 2009 period primarily was due to $67.3 million higher investment advisory and services fees, a $35.1 million improvement in net investment losses and the $22.2 million increase in distribution revenues at AllianceBernstein.

Consolidated total benefits and expenses were $2.26 billion in first quarter 2010, a decrease of $125.7 million from the $2.38 billion total for the comparable quarter in 2009.  The Financial Advisory/Insurance segment’s total expenses were $1.65 billion, a decrease of $150.8 million from the first quarter 2009 total of $1.80 billion.  The first quarter 2010 total expenses for the Investment Management segment were $616.4 million, $26.3 higher than the $590.1 million in expenses in first quarter 2009.  The Financial Advisory/Insurance segment’s decrease was principally due to negative amortization of DAC of $67.1 million in the 2010 quarter compared to amortization of $118.9 million in the comparable 2009 quarter, a $42.9 million decrease in commissions, and $34.2 million lower policyholders' b enefits partially offset by $85.4 million lower DAC capitalization and $34.7 million higher compensation and benefits.  The increase in expenses for the Investment Management segment was related to $16.2 million higher amortization expense and a $14.5 increase in compensation and benefits at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Financial Advisory/Insurance Segment

Financial Advisory/Insurance - Results of Operations
(In Millions)

	Three Months Ended March 31,
	2010	2009
Universal life and investment-type product policy fee income	$774.7	$728.8
Premiums	389.6	375.7
Net investment income:
Investment loss from derivative instruments	(336.9)	(23.3)
Other investment income	775.6	538.9
Total net investment income	438.7	515.6
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(44.1)	(27.5)
Portion of losses recognized in other comprehensive income	3.2	-
Net impairment losses recognized	(40.9)	(27.5)
Other investment gains, net	20.6	189.2
Total investment (losses) gains, net	(20.3)	161.7
Commissions, fees and other income	256.2	220.0
Decrease in fair value of reinsurance contracts	(35.6)	(302.2)
Total revenues	1,804.1	1,699.6

Policyholders’ benefits	901.8	936.0
Interest credited to policyholders’ account balances	265.4	289.7
Compensation and benefits	278.2	243.5
Commission costs	221.2	264.1
Interest expense	84.2	64.4
Amortization of DAC and VOBA	(67.1)	118.9
Capitalization of DAC	(218.6)	(304.0)
Rent expense	25.8	24.7
Amortization of other intangible assets, net	.6	.6
All other operating costs and expenses	157.8	162.2
Total benefits and other deductions	1,649.3	1,800.1

Earnings (Loss) from Operations before Income Taxes	$154.8	$(100.5)

Revenues

In first quarter 2010, the Financial Advisory/Insurance segment’s revenues increased $103.7 million to $1.80 billion from $1.70 billion in the 2009 quarter.  The revenue increase for this segment was principally due to a lower decrease in the fair value of the reinsurance contract as compared to the 2009 quarter, and higher commissions, fees and other income partially offset by investment losses in the 2010 quarter as compared to investment gains in first quarter 2009 and to lower net investment income as higher other investment income was more than offset by higher investment losses on derivatives.

Policy fee income totaled $774.7 million in first quarter 2010, $45.9 million higher than for first quarter 2009.  This increase resulted from higher fees earned on higher average Separate Account balances due primarily to market appreciation.

The $13.9 million increase in premiums to $389.6 million in first quarter 2010 as compared to $375.7 million in the 2009 quarter was primarily due to $16.8 million higher term life insurance premiums partially offset by lower premiums for traditional life policies in the Closed Block.

Net investment income decreased $76.9 million to $438.7 million in first quarter 2010 from the $515.6 million reported in the 2009 period.  The decrease was the net effect of the $313.6 million increase in the investment losses from derivative instruments and the $236.7 million increase in other investment income.  The Financial Advisory/Insurance segment reported a higher loss in the fair value of derivative instruments (a $336.9 million decline in fair value in first quarter 2010 as compared to $23.3 million in first quarter 2009).  Other investment income increased to $775.6 million in the 2010 quarter primarily due to $202.8 million, $27.5 million and $14.9 million of higher investment income from equity limited partnerships, mark-to-market gains on trading account securities and fixed maturities.

Investment losses, net totaled $20.3 million in first quarter 2010 as compared to net gains of $161.7 million in the prior year’s comparable quarter.  The Financial Advisory/Insurance segment’s loss in first quarter 2010 was primarily due to $26.8 million of gains from the sale of General Account fixed maturities, down from $189.7 million in the year earlier period and higher writedowns on fixed maturities $(40.9) million in first quarter 2010 as compared to $(27.5) million in first quarter 2009.  In addition, there were $(8.7) million in losses on mortgage loans in 2010.

Commissions, fees and other income increased $36.2 million to $256.2 million in first quarter 2010.  The Financial Advisory/Insurance segment’s first quarter 2010 increase was principally due to $55.1 million higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base primarily due to market appreciation.

In first quarter 2010, there was a $35.6 million decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to a $302.2 million decrease in their fair value in first quarter 2009; both quarters’ changes reflected equity market fluctuations however, the 2009 decrease was primarily due to the increase in interest rates.

Benefits and Other Deductions

Total benefits and other deductions decreased $150.8 million in first quarter 2010 to $1.65 billion principally due to the Financial Advisory/Insurance segment’s $186.0 million decline in DAC and VOBA amortization in first quarter 2010 to a negative $67.1 million.

Policyholders’ benefits totaled $901.8 million, a decrease of $34.2 million from the $936.0 million reported for first quarter 2009.  The decrease was principally due to a $35.7 million decrease in policyholder dividends ($141.4 million in first quarter 2010 as compared to $177.1 million in the 2009 quarter) resulting from the Closed Blocks policyholders’ dividend obligation’s reactivity to realized losses as compared to realized gains in the respective quarters.  In addition, the increase in GMDB/GMIB reserves was $45.4 million lower in the 2010 quarter ($60.2 million as compared to first quarter 2009’s $105.6 million), the GWBL reserve’s decrease was $1.9 million higher in first quarter 2010 while death benefits paid (primarily in the Closed Blocks) declined $9.4 million.  T hese decreases were offset by the $55.0 million increase in the no-lapse guarantee reserve.

Total compensation and benefits increased $34.7 million to $278.2 million in first quarter 2010.  The increase for the Financial Advisory/Insurance segment was primarily due to a $29.7 million increase in share-based and other compensation programs and the $9.9 million higher employee benefit plan costs partially offset by lower salaries.

For first quarter 2010, commissions in the Financial Advisory/Insurance segment totaled $221.2 million, a decrease of $42.9 million from first quarter 2009 principally due to lower sales of variable annuity products.

Interest expense rose $19.8 million to $84.2 million in first quarter 2010 as compared to $64.4 million in the comparable 2009 quarter.  The Financial Advisory/Insurance segment’s increase was due to increased interest resulting from higher average borrowings from AXA for the comparable quarters.

DAC and VOBA amortization was a negative $67.1 million in first quarter 2010, a change of $186.0 million from the $118.9 million of expense reported in the corresponding 2009 quarter.  First quarter 2010 had significant hedge losses from positive equity market performance resulting in negative amortization for the Accumulator® product, as well as lowering the future cost of hedging.  Conversely, first quarter 2009 had small hedge gains resulting from negative equity market performance partially offset by losses on interest rate derivatives due to increasing interest rates.  These factors resulted in a small negative amortization for the Accumulator® product in the 2009 quarter.  These gains and losses are not fully offset by changes in GMDB and GMIB reserves.  Amortization from all other products was positive for both periods.

DAC capitalization totaled $218.6 million, a decrease of $85.4 million from the $304.0 million reported in first quarter 2009 primarily due to lower sales of variable annuity and interest-sensitive life insurance products.

Premiums and Deposits

The following table lists sales for major insurance product lines and mutual funds.  Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales
(In Millions)

	Three Months Ended March 31,
	2010	2009
Retail
Annuities
First year	$697.0	$1,031.2
Renewal	595.7	535.6
	1,292.7	1,566.8

Life(1)
First year	66.9	74.9
Renewal	579.6	586.2
	646.5	661.1
Other(2)
First year	2.8	2.3
Renewal	67.6	69.2
	70.4	71.5

Total retail	2,009.6	2,299.4

Wholesale:
Annuities
First year	297.5	1,390.1
Renewal	122.0	52.7
	419.5	1,442.8
Life(1)
First year	31.0	36.9
Renewal	163.0	151.7
	194.0	188.6

Other	.5	.7

Total wholesale	614.0	1,632.1

Total Premiums and Deposits	$2,623.6	$3,931.5

Total Mutual Fund Sales(3)	$1,126.2	$683.9

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Includes through AXA Advisors’ advisory accounts.

Total premiums and deposits for insurance and annuity products for first quarter 2010 were $2.62 billion, a decrease of $1.31 billion from the $3.93 billion in the 2009 quarter while total first year premiums and deposits decreased $1.44 billion to $1.10 billion in first quarter 2010 from $2.54 billion in first quarter 2009.  The annuity lines’ first year premiums and deposits decreased $1.43 billion to $994.5 million due to a $1.44 billion decrease in sales of variable annuities ($1.10 billion in the wholesale and $340.0 million in the retail channel) due to high level of sales in first quarter 2009 preceding the launch of a redesigned Accumulator® product with reduced benefits and the difficult economic and market environment in first quarter 2010.  First year premiums and deposits for the life insuranc e products decreased $13.9 million, with the $13.8 million decrease in sales of interest-sensitive life insurance products in the wholesale channel and the $7.8 million decrease in variable life insurance sales in the retail channel being partially offset by a $6.5 million increase in first year term life insurance sales in the wholesale channel.

The Insurance Group continues to review and develop its product offerings in light of changing market conditions and other factors, with a view towards increasing the diversification in its product portfolio.  For example, in late 2009, AXA Equitable launched Retirement Cornerstone(SM) in the retail channel, an innovative variable annuity that offers two platforms, one of which offers guaranteed lifetime income based on a floating rate design and the other of which offers a wide array of investment options with traditional annuitization benefits based solely on non-guaranteed account performance in the retail channel.  The distribution of the product in the wholesale channel began with a limited release in March 2010 before a broader launch in second quarter 2010.

As conditions in the insurance products marketplace, capital markets and economy continue to evolve, the Insurance Group may need to make further adjustments to its product offerings.

Surrenders and Withdrawals

The following table presents surrender and withdrawal amounts and rates for major insurance product lines.   Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals
(In Millions)

	Three Months Ended March 31,
	2010		2009
	Amount	Rate (1)	Amount	Rate (1)
Annuities	$1,465.6	6.6%	$1,395.8	7.8%
Variable and interest-sensitive life	222.2	4.4	261.3	5.7
Traditional life	151.3	4.1	173.4	4.6

Total	$1,839.1		$1,830.5

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during 2010 and 2009, respectively.

Surrenders and withdrawals increased $8.6 million, from $1.83 billion in first quarter 2009 to $1.84 billion for first quarter 2010.  There was a $69.8 million increase in individual annuities surrenders and withdrawals, with decreases of $39.1 million and $22.1 million reported for the variable and interest sensitive traditional life insurance lines, respectively.  The annualized annuities surrender rate decreased to 6.6% in first quarter 2010 from 7.8% in first quarter 2009.  The individual life insurance products’ annualized surrender rate decreased from 5.1% in first quarter 2009 to 4.2% in the 2010 quarter.  The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Investment Management Segment

Investment Management - Results of Operations
(In Millions)

	Three Months Ended March 31,
	2010	2009
Revenues:
Investment advisory and services fees (1)	$512.3	$445.0
Bernstein research services	110.7	105.6
Distribution revenues	80.3	58.1
Other revenues(1)	27.3	20.2
Commissions, fees and other income	730.6	628.9

Investment losses	(4.1)	(33.4)
Less: interest expense to finance trading activities	(.7)	(1.8)
Net investment losses	(4.8)	(35.2)

Investment gains, net	3.8	7.5
Total revenues	729.6	601.2

Expenses:
Compensation and benefits	319.4	313.8
Distribution plan payments	58.6	42.4
Amortization of deferred sales commissions	12.1	14.9
Interest expense	10.7	12.2
Rent expense	52.9	50.6
Amortization of other intangible assets, net	9.3	9.1
Other operating costs and expenses	153.4	147.1
Total expenses	616.4	590.1

Earnings from Operations before Income Taxes	$113.2	$11.1

(1)	Included fees earned by AllianceBernstein totaling $17.4 million and $14.9 million in 2010 and 2009, respectively, for services provided to the Insurance Group.

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for first quarter 2010 were $113.2 million, an increase of $102.1 million from $11.1 million in the prior year’s comparable period.

Revenues totaled $729.6 million in the 2010 quarter, an increase of $128.4 million from $601.2 million in the 2009 quarter, primarily due to higher investment advisory and services fees, Bernstein research services and distribution revenues.

Investment advisory and services fees include base fees and performance fees.  In first quarter 2010, investment advisory and services fees totaled $512.3 million, an increase of $67.3 million from the $445.0 million in the 2009 quarter.  The 2010 increase in investment advisory and services fees was primarily due to the 15.6% increase in average assets under management (“AUM”) across all three distribution channels (Institutional Investments, Retail and Private Client) partially offset by a $9.6 million decrease in performance fees from $12.3 million in first quarter 2009 to $2.7 million in the 2010 quarter.

In first quarter 2010, the Bernstein research revenues were $110.7 million, a $5.1 million increase over the $105.6 million in the 2009 period.  This increase was the result of higher European revenues being partially offset by modest declines in the U.S.

The distribution revenues increased $22.2 million to $80.3 million in first quarter 2010 as compared to $58.1 million in first quarter 2009.  This increase was also due to higher average mutual fund AUM.

Net investment (losses) income consisted principally of dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts and realized and unrealized (losses) gains on trading and other investments.  The $30.4 million decrease in net investment losses to $(4.8) million in first quarter 2010 was primarily due to the $11.2 million of realized and unrealized gains on trading account securities related to deferred compensation plan obligations in the 2010 as compared to $28.2 million in losses in first quarter 2009.  In addition, there were $3.4 million higher investment results on seed money investments.  These increases were partially offset by $12.8 million in venture capital fund losses and lower interest earned on U.S. Treasury Bil l balances and other investments, reflecting lower interest rates and lower average balances.

The first quarter 2010 decrease of $3.7 million to $3.8 million in investment gains, net principally resulted from lower gains on sales of investments.

Expenses

The Investment Management segment’s total expenses were $616.4 million in first quarter 2010, an increase of $26.3 million as compared to $590.1 million in the comparable 2009 quarter principally due to higher distribution plans payments and higher compensation and benefits.

AllianceBernstein’s employee compensation and benefits expense in the 2010 period was $319.4 million as compared to $313.8 million in the comparable 2009 quarter as higher incentive compensation and commission expenses were partially offset by lower base compensation.  Incentive compensation increased $24.2 million in first quarter 2010 due to higher deferred compensation expense resulting from mark-to-market gains on related investments and higher cash incentive payments.  Commission expense increased $0.4 million in the 2010 quarter reflecting higher retail sales volume.  Base compensation, fringe benefits and other employment costs for first quarter 2010 decreased $19.0 million due to lower severance and lower salaries related to workforce reductions in 2009.

The distribution plan payment increase of $16.2 million to $58.6 million in first quarter 20010 from $42.4 million in the first three months of 2009 resulted from higher average Retail Services assets under management.

The increase of $6.3 million to $153.4 million in other operating costs and expenses was primarily a result of higher distribution expenses in first quarter 2010.

Fees and Assets under Management

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management
(In Millions)

	Three Months Ended March 31,
	2010	2009
FEES
Third party	$707.66	$582.67
General Account and other	9.38	9.02
Insurance Group Separate Accounts	8.05	5.87
Total Fees	$725.09	$597.56

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$441,420	$361,137
General Account and other	34,677	35,278
Insurance Group Separate Accounts	25,217	14,299
Total AllianceBernstein	501,314	410,714

Insurance Group
Third party	-	0
General Account and other (2)	25,624	26,007
Insurance Group Separate Accounts	63,941	51,116
Total Insurance Group	89,565	77,123

Total by Account:
Third party (1)	441,420	361,137
General Account and other (2)	60,301	61,285
Insurance Group Separate Accounts	89,158	65,415
Total Assets Under Management	$590,879	$487,837

(1)
Includes $49.68 billion and $58.63 billion of assets managed on behalf of AXA affiliates at March 31, 2010 and 2009, respectively.  Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of AXA Financial not managed by the AllianceBernstein, principally policy loans, totaling approximately $20.16 billion and $20.38 billion at March 31, 2010 and 2009, respectively, and mortgages and equity real estate totaling $5.46 billion and $5.62 billion at March 31, 2010 and 2009, respectively.

Fees for assets under management increased 21% during first quarter 2010 from the comparable 2009 period as a result of the continued growth in assets under management for third parties and the Separate Accounts.  Total assets under management increased $103.04 billion, primarily due to $80.28 billion higher third party assets under management at AllianceBernstein.  The AllianceBernstein growth in first quarter 2010 was principally due to market appreciation.  General Account and other assets under management decreased $(0.98) billion from first quarter 2009.  The $23.74 billion increase in Insurance Group Separate Account assets under management at the end of first quarter 2010 as compared to March 31, 2009 resulted from increases in EQAT’s and other Separate Accounts’ AUM due to mar ket appreciation.

AllianceBernstein assets under management at the end of first quarter 2010 totaled $501.3 billion as compared to $410.7 billion at March 31, 2009 as market appreciation of $150.8 billion was partially offset by net outflows of $60.2 billion.  The gross inflows of $14.4 billion, $28.8 billion and $7.8 billion in institutional investment, retail and private client channels, respectively, partially offset the outflows of $67.3 billion, $32.0 billion and $11.9 billion, respectively.  Non-US clients accounted for 36.2% of the March 31, 2010 total.

GENERAL ACCOUNTS INVESTMENT PORTFOLIO

The Insurance Group’s consolidated investment portfolio is composed of the General Account investment portfolios of the Financial Advisory/Insurance segment and investment assets of AXA Financial (“the Holding Company”) and its distribution and non-operating subsidiaries (together, the “Holding Company Group”).  The General Account Investment Assets (“GAIA”) portfolio consists of a well diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans, equity securities and other invested assets.

The General Accounts’ portfolios and investment results support the insurance and annuity liabilities of the segment’s business operations.  The following table reconciles the consolidated balance sheet asset amounts to GAIA.

General Account Investment Assets
March 31, 2010
(In Millions)

Balance Sheet Captions:	Balance Sheet Total	Other (1)	Holding Company Group (2)	GAIA (5)
Fixed maturities, available for sale, at fair value (3)	$40,824.9	$(793.0)	$2.6	$41,615.3
Mortgage loans on real estate	4,948.7	(398.3)	-	5,347.0
Equity real estate	508.8	(0.3)	412.3 (4)	96.8
Policy loans	4,960.7	1.6	-	4,959.1
Other equity investments	1,690.8	256.3	-	1,434.5
Trading securities	1,795.0	515.4	-	1,279.6
Other invested assets	935.3	935.3	-	-
Total investments	55,664.2	517.0	414.9	54,732.3
Cash and cash equivalents	3,651.4	711.9	150.0	2,789.5
Debt & other	(1,511.2)	1,118.9	(1,103.3)	(1,526.8)
Total	$57,804.4	$2,347.8	$(538.4)	$55,995.0

(1)
Assets listed in the “Other” category principally consist of assets held in portfolios other than the Holding Company Group and the General Account which are not managed as part of GAIA, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses).  The “Other” category is deducted in arriving at GAIA.

(2)
The “Holding Company Group” category includes that group’s assets, which are not managed as part of General Account Investment Assets.  The “Holding Company Group” category is deducted in arriving at General Account Investment Assets.

(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	At March 31, 2010, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009 with a carrying value of $412.3 million.
(5)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

Investment Results By Asset Category
(In Millions)

	Three Months Ended March 31,				Year Ended December
	2010		2009		31, 2009
	Yield (1)	Amount	Yield (1)	Amount	Amount
Fixed Maturities:
Investment grade
Income	5.29%	$500.1	5.55%	$512.7
Ending assets (2)		39,045.9		39,093.5	$38,960.7
Below investment grade
Income	6.44%	51.3	6.66%	33.0
Ending assets (2)		3,222.1		2,009.5	2,898.3
Mortgages:
Income	6.98%	90.1	6.66%	83.9
Ending assets (3)		5,351.1		5,077.2	5,328.1
Equity Real Estate:
Income (4)	21.22%	4.7	27.73%	18.4
Ending assets(4)		97.7		502.6	99.0
Other Equity Investments:
Income	13.80%	44.1	(29.95)%	(120.0)
Ending assets (5)		1,434.2		1,400.7	1,295.6
Policy Loans:
Income	6.42%	79.7	6.37%	79.5
Ending assets (6)		5,109.6		5,163.5	5,130.5
Cash and Short-term Investments:
Income	0.26%	1.6	0.71%	13.2
Ending assets (7)		2,473.0		6,991.8	2,259.7
Trading Securities:
Income	8.41%	27.5	-	-
Ending assets (8)		1,283.0		-	1,447.7

Total Invested Assets:
Income	5.70%	799.1	4.54%	620.7
Ending Assets		58,016.6		60,238.8	57,419.6

Debt and Other:
Interest expense and other	7.08%	(26.5)	7.09%	(26.5)
Ending assets (liabilities) (9)		(1,562.1)		(1,561.4)	(1,535.7)

Total:
Income	5.66%	$772.6	4.18%	$594.2
Investment fees	(0.12)%	(15.1)	(0.10)%	(13.2)
Income	5.54%	$757.5	4.08%	$581.0
Ending net assets		$56,454.5		$58,677.4	$55,883.9

(1)
Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

(2)
Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $(103.0) million, $(854.4) million and $0 million, and include accrued income of $522.3 million, $525.6 million and $485.8 million, amounts due from securities sales of $231.1 million, $4.7 million and $0.2 million and other assets of $2.3 million, $2.3 million and $2.3 million at March 31, 2010 and 2009 and December 31, 2009, respectively.

(3)
Mortgage investment assets include accrued income of $48.5 million, $41.2 million and $38.0 million and are adjusted for related escrow and other liability balances of $(44.4) million, $(64.3) million and $(71.8) million at March 31, 2010 and 2009 and December 31, 2009, respectively.

(4)
Equity real estate carrying values included accrued income of $2.9 million, $4.5 million and $2.9 million and were adjusted for related liability balances of $(2.0) million, $(24.0) million and $(2.8) million as of March 31, 2010 and 2009 and December 31, 2009, respectively.

(5)	Other equity investment assets included accrued income and pending trade settlements of $(0.3) million, $(2.2) million and $8.5 million at March 31, 2010 and 2009 and December 31, 2009, respectively.
(6)	Policy loan asset values include accrued income of $150.5 million, $154.5 million and $158.6 million at March 31, 2010 and 2009 and December 31, 2009, respectively.
(7)
Cash and short-term investment assets include net payables from collateral movements of $(316.3) million, $(393.1) million and $198.7 million and were adjusted for cash in transit and accrued income of $(0.2) million, $(3.6) million and $1.3 million at March 31, 2010 and 2009 and December 31, 2009, respectively.

(8)	Trading securities include ending accrued income of $3.4 million and $4.0 million at March 31, 2010 and December 31, 2009, respectively.
(9)	Debt and other includes accrued expenses of $35.3 million, $36.5 million and $7.8 million at March 31, 2010 and 2009 and December 31, 2009, respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations.  At March 31, 2010, 76.4% of the fixed maturity portfolio was publicly traded.  At March 31, 2010, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $2.4 billion, all of it publicly traded.  The General Account has no exposure to the sovereign debt of Greece, Portugal, Iceland or the Republic of Ireland.  The total exposure to Eurozone sovereign debt is $15.1 million at March 31, 2010.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry (1)
(In Millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2010:
Corporate securities: (2)
Finance	$8,345.9	$286.9	$79.3	$8,553.5
Manufacturing	7,052.8	435.5	28.3	7,460.0
Utilities	4,562.6	242.1	22.9	4,781.8
Services	4,352.6	281.3	12.6	4,621.3
Energy	1,881.6	142.9	0.8	2,023.7
Retail and wholesale	1,271.0	77.6	8.4	1,340.2
Transportation	715.7	51.3	6.7	760.3
Other	198.5	8.1	0.3	206.3
Total corporate securities	28,380.7	1,525.7	159.3	29,747.1
U.S. government	5,452.5	38.6	269.4	5,221.7
Commercial mortgage-backed	2,399.0	3.7	731.5	1,671.2
Residential mortgage-backed (3)	2,245.4	74.4	0.1	2,319.7
Preferred stock	2,041.7	18.6	177.3	1,883.0
State & municipal	441.2	7.9	14.3	434.8
Foreign government	386.6	49.2	0.3	435.5
Asset-backed securities	268.2	11.1	20.0	259.3
Total	$41,615.3	$1,729.2	$1,372.2	$41,972.3

At December 31, 2009:
Corporate securities: (2)
Finance	$9,014.4	$228.4	$168.2	$9,074.6
Manufacturing	6,967.5	385.6	52.9	7,300.2
Utilities	4,533.3	218.0	32.8	4,718.5
Services	4,276.8	252.4	13.2	4,516.0
Energy	2,013.5	142.5	1.7	2,154.3
Retail and wholesale	1,279.6	66.3	10.4	1,335.5
Transportation	755.5	51.2	12.4	794.3
Other	182.6	7.3	0.2	189.7
Total corporate securities	29,023.2	1,351.7	291.8	30,083.1
U.S. government	4,209.0	23.1	281.2	3,950.9
Commercial mortgage-backed	2,439.1	2.2	659.0	1,782.3
Residential mortgage-backed (3)	2,456.0	59.8	0.2	2,515.6
Preferred stock	2,145.5	8.5	310.1	1,843.9
State & municipal	467.3	7.4	19.3	455.4
Foreign government	325.8	35.4	0.3	360.9
Asset-backed securities	304.7	11.5	23.1	293.1
Total	$41,370.6	$1,499.6	$1,585.0	$41,285.2

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Reflects $1.10 billion of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office ("SVO") or the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories ("NAIC Designations”).  NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s.  As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date.  Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $3.1 billion, or 7.4%, of the total fixed maturities at March 31, 2010 and $2.7 billion, or 6.5%, of the total fixed maturities at December 31, 2009.  Below investment grade fixed maturities represented 55.1% and 38.9% of the gross unrealized losses at March 31, 2010 and December 31, 2009, respectively. The increase in below investment grade fixed maturity securities is due to credit migration on existing securities, rather than new originations or purchases.

Public Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2010
1	Aaa, Aa, A	$20,655.4	$849.4	$396.7	$21,108.1
2	Baa	9,507.9	500.0	116.9	9,891.0
	Investment grade	30,163.3	1,349.4	513.6	30,999.1

3	Ba	1,326.1	17.8	101.5	1,242.4
4	B	257.0	0.7	42.3	215.4
5	C and lower	15.5	-	3.7	11.8
6	In or near default	35.9	4.7	1.0	39.6
	Below investment grade	1,634.5	23.2	148.5	1,509.2
Total Public Fixed Maturities		$31,797.8	$1,372.6	$662.1	$32,508.3

At December 31, 2009
1	Aaa, Aa, A	$20,773.6	$763.0	$487.6	$21,049.0
2	Baa	9,644.3	427.7	226.9	9,845.1
	Investment grade	30,417.9	1,190.7	714.5	30,894.1

3	Ba	1,168.2	8.2	130.1	1,046.3
4	B	270.7	-	56.0	214.7
5	C and lower	16.2	-	6.2	10.0
6	In or near default	36.9	3.0	0.1	39.8
	Below investment grade	1,492.0	11.2	192.4	1,310.8
Total Public Fixed Maturities		$31,909.9	$1,201.9	$906.9	$32,204.9

(1)
Includes, at March 31, 2010 and December 31, 2009 respectively, 2 securities with amortized cost of $7.6 million (fair value, $7.6 million) and no securities that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2010
1	Aaa, Aa, A	$4,602.4	$152.6	$34.1	$4,720.9
2	Baa	3,766.6	184.6	67.8	3,883.4
	Investment grade	8,369.0	337.2	101.9	8,604.3

3	Ba	583.6	5.2	127.4	461.4
4	B	593.0	7.7	285.5	315.2
5	C and lower	188.7	0.9	131.6	58.0
6	In or near default	83.2	5.6	63.7	25.1
	Below investment grade	1,448.5	19.4	608.2	859.7
Total Private Fixed Maturities		$9,817.5	$356.6	$710.1	$9,464.0

At December 31, 2009
1	Aaa, Aa, A	$4,279.4	$138.3	$72.0	$4,345.7
2	Baa	3,976.8	142.9	181.9	3,937.8
	Investment grade	8,256.2	281.2	253.9	8,283.5

3	Ba	642.3	6.4	158.1	490.6
4	B	450.8	5.7	210.2	246.3
5	C and lower	86.7	0.7	55.2	32.2
6	In or near default	24.7	3.7	0.7	27.7
	Below investment grade	1,204.5	16.5	424.2	796.8
Total Private Fixed Maturities		$9,460.7	$297.7	$678.1	$9,080.3

(1)
Includes, at March 31, 2010 and December 31, 2009, respectively, 18 securities with amortized cost of $209.7 million (fair value, $217.0 million) and 15 securities, with amortized cost of $148.1 million (fair value, $153.9 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2010
1	Aaa, Aa, A	$15,015.8		$821.7	$39.5	$15,798.0
2	Baa	12,099.7		666.7	68.3	12,698.1
	Investment grade	27,115.5		1,488.4	107.8	28,496.1

3	Ba	1,074.8		19.9	38.3	1,056.4
4	B	173.0		7.7	11.3	169.4
5	C and lower	5.0		-	1.2	3.8
6	In or near default	12.4		9.7	0.7	21.4
	Below investment grade	1,265.2		37.3	51.5	1,251.0
Total Corporate Fixed Maturities		$28,380.7		$1,525.7	$159.3	$29,747.1

At December 31, 2009
1	Aaa, Aa, A	$15,736.5	(1)	$765.7	$63.5	$16,438.7
2	Baa	11,945.6		561.7	134.1	12,373.2
	Investment grade	27,682.1		1,327.4	197.6	28,811.9

3	Ba	1,137.7		11.9	75.7	1,073.9
4	B	166.4		5.7	16.6	155.5
5	C and lower	8.4		-	1.2	7.2
6	In or near default	28.6		6.7	0.7	34.6
	Below investment grade	1,341.1		24.3	94.2	1,271.2
Total Corporate Fixed Maturities		$29,023.2		$1,351.7	$291.8	$30,083.1

(1)	Includes $1.10 billion of amortized cost for FDIC insured bonds that were reported as Corporate fixed maturities in 2009 and reclassified as U.S. Government securities in 2010.

Asset-backed Securities

At March 31, 2010, the amortized cost and fair value of asset backed securities held were $268.2 million and $259.3, respectively; at December 31, 2009, those amounts were $304.7 million and $293.0 million, respectively.  At March 31, 2010, the amortized cost and fair value of asset backed securities collateralized by sub prime mortgages were $71.1 million and $59.6, respectively.  At that same date, the  amortized cost and fair value of asset backed securities collateralized by non sub prime mortgages were $73.1 million and $71.3 million, respectively.

Commercial Mortgage-backed Securities

Weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital, led to a very difficult refinancing environment and an increase in overall delinquency rates on commercial mortgages in the commercial mortgage-backed securities market.

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities
March 31, 2010
 (In Millions)

	Moody’s Agency Rating					Total	Total
Vintage	Aaa	Aa	A	Baa	Ba and Below	Amortized Cost	December 31, 2009
At amortized cost:
2004	$57.9	$80.8	$165.9	$233.2	$56.7	$594.5	$594.5
2005	107.8	130.6	149.4	185.6	227.6	801.0	822.4
2006	-	-	4.7	124.9	433.1	562.7	575.8
2007	9.9	2.5	8.9	-	419.5	440.8	446.5
Total CMBS	$175.6	$213.9	$328.9	$543.7	$1,136.9	$2,399.0	$2,439.1

At fair value:
2004	$55.7	$81.6	$162.2	$210.8	$48.3	$558.6	$554.1
2005	98.1	124.7	132.9	159.6	167.8	683.1	681.5
2006	-	-	3.6	96.3	193.3	293.2	327.3
2007	4.3	2.1	3.4	-	126.5	136.3	219.4
Total CMBS	$158.1	$208.4	$302.1	$466.7	$535.9	$1,671.2	$1,782.3

Mortgages

Investment Mix

At March 31, 2010 and December 31, 2009, respectively, approximately 9.52% and 9.50% of GAIA were in commercial and agricultural mortgage loans.  The table below shows the composition of the commercial and agricultural mortgage loan portfolio at amortized cost, before the loss allowance, at the dates indicated.

	March 31, 2010	December 31, 2009
	(In Millions)
Commercial mortgage loans	$3,847.9	$3,815.9
Agricultural mortgage loans	1,526.1	1,539.8

Total Mortgage Loans	$5,374.0	$5,355.7

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality.  The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type at the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2010		December 31, 2009
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(In Millions)
By Region:
U.S. Regions:
Pacific	$1,462.2	27.2%	$1,420.2	26.5%
South Atlantic	729.2	13.6	733.9	13.7
Middle Atlantic	1,183.1	22.0	1,186.3	22.2
East North Central	682.6	12.7	685.9	12.8
West South Central	332.1	6.2	339.1	6.3
Mountain	465.4	8.7	467.5	8.7
New England	60.6	1.1	62.4	1.2
West North Central	387.8	7.2	392.1	7.3
East South Central	71.0	1.3	68.3	1.3

Total Mortgage Loans	$5,374.0	100.0%	$5,355.7	100.0%

By Property Type:
Industrial buildings	$518.2	9.6%	$519.4	9.7%
Retail stores	502.9	9.4	504.7	9.4
Office buildings	1,701.2	31.6	1,661.3	31.0
Apartment complexes	792.9	14.8	796.1	14.9
Other	54.2	1.0	54.5	1.0
Hospitality	278.5	5.2	279.9	5.2
Agricultural properties	1,526.1	28.4	1,539.8	28.8

Total Mortgage Loans	$5,374.0	100.0%	$5,355.7	100.0%

At March 31, 2010, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 76% while the agricultural mortgage loans weighted average loan-to-value ratio was 44%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and
Debt Service Coverage Ratios
March 31, 2010
(In Millions)

	Debt Service Coverage Ratio (1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

0% - 50%	$889.6	$110.7	$86.5	$44.5	$23.1	$86.5	$1,240.9
50% - 70%	644.3	142.4	310.1	571.3	41.7	32.8	1,742.6
70% - 90%	104.4	274.7	565.3	371.7	74.3	8.2	1,398.6
90% plus	37.9	64.0	73.8	334.7	362.2	119.3	991.9
Total Commercial and Agricultural Mortgage Loans	$1,676.2	$591.8	$1,035.7	$1,322.2	$501.3	$246.8	$5,374.0

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2010.

Mortgage Loans by Year of Origination

	March 31, 2010
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2010	$72.7	1.4%
2009	607.0	11.3
2008	391.2	7.3
2007	1,095.4	20.4
2006	851.2	15.8
2005 and prior	2,356.5	43.8

Total Mortgage Loans	$5,374.0	100.0%

At March 31, 2010 and December 31, 2009, respectively, $0.9 million and $0.3 million of mortgage loans were classified as problem loans while $1.7 million and $2.3 million were classified as potential problem loans.  There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves.  The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio at the dates indicated.  There were no valuation allowances for agricultural mortgages at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(In Millions)

Balances, beginning of year	$18.3	$-
Additions charged to income	9.1	18.8
Deductions for writedowns and asset dispositions	(.4)	(.5)

Balances, End of Period	$27.0	$18.3

Other Equity Investments

At March 31, 2010, private equity partnerships, hedge funds and real-estate related partnerships were 95.0% of total other equity investments.  These interests, which represent 2.4% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year.  The portfolio is actively managed to control risk and generate investment returns over the long term.  As demonstrated by the negative mark to market investment income returns in 2009 followed by positive returns in 2010, returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	March 31, 2010	December 31, 2009
	(In Millions)

Common stock	$71.8	$72.0
Joint ventures and limited partnerships:
Private equity	1,029.1	967.9
Hedge funds	252.3	260.1
Real estate related	81.3	91.0

Total Other Equity Investments	$1,434.5	$1,391.0

Trading Securities

At March 31, 2010 and December 31, 2009, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repurchase agreements with amortized costs of $1.29 billion and $1.49 billion and fair values of $1.28 billion and $1.44 billion.  The repurchase agreements are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  During first quarter 2010 and full year 2009, the Insurance Group’s maximum outstanding repurchase agreements were $2.05 billion and $ 3.76 billion, respectively.  There are no repurchase agreements that are treated as sales.

Off Balance Sheet Transactions

At March 31, 2010 and December 31, 2009, there were no off balance sheet transactions the Insurance Group was a party to.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders account balances would support.  The Insurance Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to redu ce these risks from an economic perspective.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions.  The Insurance Group does not currently use credit derivatives.  For both GMDB and GMIB, the Insurance Group retains basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  The Insurance Group has purchased reinsurance contracts to mitigate the risks associ ated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.  In addition, the Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.

Reinsurance contracts covering GMIB exposure and the GWBL features are both considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, beginning in fourth quarter 2008 and continuing through 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  All of the interest rate and a majority of the equity derivatives used in these programs expired or were removed in first quarter 2010.  In first quarter 2010, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of interest rate declines on guarantees that will be provided by the Insurance Group in its variable annuity contracts expected to be sold over th e next several months.

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

The table below presents quantitative disclosures about the Insurance Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
At March 31, 2010

		Fair Value
	Notional Amount	Asset Derivatives		Liability Derivatives	Gains (Losses) Reported in Net (Loss) Earnings
	(In Millions)
Freestanding derivatives
Equity contracts (1):
Futures	$8,290.8	$		$-	$(537.7)
Swaps	1,580.4		3.2	41.1	(29.3)
Options	1,000.0		19.8	-	(32.2)

Interest rate contracts (1):
Floors	15,000.0		295.5	-	27.8
Swaps	9,409.0		140.2	21.3	134.1
Futures	15,378.0		-	-	105.9
Swaptions	1,200.0		40.1	-	(4.6)

Net investment loss					(336.0)

Embedded derivatives:
GMIB reinsurance contracts (2)	-		945.0	-	(35.6)

GWBL features (3)	-		-	40.5	14.4

Balances, March 31, 2010	$51,858.2		$1,443.8	$102.9	$(357.2)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The following tables set forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2010	2009
	(In Millions)

Fixed maturities	$(14.1)	$162.2
Other equity investments	2.5	(0.5)
Derivatives	-	-
Other	(8.7)	-
	$(20.3)	$161.7

Net realized losses on fixed maturities were $(14.1) million in first quarter 2010, compared to net realized gains of $162.2 million in the comparable 2009 quarter, as set forth in the following table:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2010	2009
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$41.5	$190.5
Other	-	-
Total gross realized investment gains	41.5	190.5
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(40.9)	(27.5)
Gross losses on sales and maturities	(14.7)	(0.8)
Credit related losses on sales	-	-
Other	-	-
Total gross realized investment losses	(55.6)	(28.3)
Total	$(14.1)	$162.2

The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2010(1)	2009
	(In Millions)
Fixed maturities
Public fixed maturities	$(10.6)	$(22.9)
Private fixed maturities	(30.3)	(4.6)
Total fixed maturities	$(40.9)	$(27.5)

(1)
Excludes $(3.2) million of other-than-temporary impairments recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At March 31, 2010 and December 31, 2009, respectively, the $(40.9) million and $(27.5) million in other-than-temporary impairments on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer.  In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.  The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity management is focused around a centralized funds management process.  This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity.  Funds are managed through a banking system designed to reduce float and maximize funds availability.  The derivative transactions used to hedge the Insurance Group’s variable annuity products are integrated into AXA Financial’s overall liquidity process; forecast potential payments and collateral calls during the life of and at the settlement of each derivative transaction are included in the cash flow forecast.  Information regarding liquidity needs and availability is reported by various departments an d investment managers.  The information is used to produce forecasts of available funds and cash flow.  Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.

In addition to gathering and analyzing information on funding needs, AXA Financial Group has a centralized process for both investing short-term cash and borrowing funds to meet cash needs.  In general, the short-term investment positions have a maturity profile of 1-7 days with considerable flexibility as to availability.

In managing the liquidity of the Financial Advisory/Insurance segment’s business, management also considers the risk of policyholder and contractholder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations.  Surrender charges and other contract provisions are used to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.  The following table sets forth withdrawal characteristics of the Insurance Group’s General Account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

General Accounts Annuity Reserves and Deposit Liabilities
(Dollars in Millions)

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

Not subject to discretionary withdrawal provisions	$5,052.8	24.1%	$5,003.8	23.9%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	969.0	4.6	1,019.5	4.9
At contract value, less surrender charge of 5% or more	1,904.6	9.1	2,057.0	9.8
Subtotal	2,873.6	13.7	3,076.5	14.7

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	13,013.0	62.2	12,852.3	61.4

Total Annuity Reserves And Deposit Liabilities	$20,939.4	100.0%	$20,932.6	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $3.65 billion at March 31, 2010 increased $612.7 million from $3.04 billion at December 31, 2009.  Cash inflows are primarily provided by operations, policyholder deposits, short-term financings, proceeds from sales of investments and borrowings from affiliates.  Significant cash outflows include purchases of investments, policyholder withdrawals, repayments of long- and short-term debt and borrowings and loans to affiliates.

Net cash provided by operating activities was $203.4 million in first quarter 2010 as compared to the $326.4 million of cash used in operating activities in the 2009 quarter.  The cash provided by operating activities in the 2010 quarter primarily resulted from net earnings of $346.8 million in first quarter 2010 as compared to a loss of $34.3 million in the year earlier quarter and the $574.2 million of  higher losses from derivative instruments partially offset by the $266.6 million lower decrease in the fair value of reinsurance contracts in first quarter 2010 compared to first quarter 2009.

Cash flows used in investing activities decreased $2.15 billion, from $2.70 billion in first quarter 2009 to $551.0 million in the 2010 quarter.  The $3.00 billion increase to $7.47 billion in investment purchases in the 2010 quarter was more than offset by the $4.93 billion higher sales maturities and repayments of investments.  Cash settlements of derivatives increased $368.1 million to $819.7 million while the decrease in loans to affiliates was $498.5 higher, totaling $500.0 million in first quarter 2010 due to the repayment by AXA SA in the 2010 quarter.

Cash flows provided by financing activities decreased $25.6 million from $985.9 million in first quarter 2009 to $960.3 in the 2010 quarter.  The impact of declines in deposits to and withdrawals from policyholders’ account balances of $527.1 million and $520.6 million, respectively, was minimal.  The 2009 period had two transactions that contributed $1.10 billion of cash: the $600.0 million sale of AllianceBernstein units and $500.0 million in proceeds from additional borrowings from affiliates.  The 2010 quarter period included the $300.0 million repayment by AXF of its third-party debt.  Short-term financings increased $223.2 million period over period.  Collateralized pledge liabilities declined $358.1 million to $353.4 million in first quarter 2010.  Collateralized pledged assets decreased some $868.7 million in the 2010 quarter; there was no comparable decrease in the corresponding 2009 period.

AXA Financial (the “Holding Company”)

Liquidity Requirements

In 2010, AXA Financial expects to fund most of its liquidity and capital needs through additional borrowings from AXA or its affiliates and/or from third parties.  While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.

AXA Financial’s cash requirements include debt service, operating expenses, taxes, certain employee benefits and the provision of funding to certain of our non-insurance company subsidiaries to meet their capital requirements.

Sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third parties, including under AXA Financial’s bank credit facilities and commercial paper program, (iii) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds on investments and other assets.  Insurance subsidiaries may be restricted by operation of applicable insurance laws (particularly New York Insurance law in the case of AXA Equitable and MONY Life) from making dividend payments or their own need for funds.  In March 2010, $300 million of AXA Financial's third party Senior Notes issued to third parties were repaid.  In August 2010, AXA Financial will repay an additional $480 million of its Senior Notes.  The remaining $350.0 million of Senior Notes mature in 2028.

In 2009, AXA Financial received no dividends from AXA Equitable and MONY Life; it is uncertain whether any dividends will be received in 2010.

Existing Credit Facilities and Commercial Paper Programs

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  The program is rated “A-1” by S&P, “P-1” by Moody’s and “F-1” by Fitch.  At March 31, 2010, $275 million was outstanding; the average balance outstanding during first quarter 2010 was $105.8 million.  At December 31, 2009, no borrowings were outstanding.

AXA and certain of its subsidiaries, including AXA Financial, have a €3.50 billion global revolving credit facility and a $1.00 billion letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960.0 million available to AXA Bermuda.

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

Debt Covenants, Compliance and the Absence of Material Adverse Changes

AXA Financial’s  senior debt have covenants regarding change of ownership and certain ratios.  There are no material adverse change (“MAC”) clauses in any of AXA Financial's debt.  MAC clauses are specific covenants regarding material financial changes or rating changes that could result in a cancellation of the agreement or default.  At March 31, 2010, AXA Financial Group was not in breach of any long-term debt covenants. AXA Financial's senior debt is rated “A+” by S&P, “A2” by Moody’s and “A-” by Fitch.

2010 Borrowings and Loans

On March 30, 2010, AXA Financial issued subordinated notes to an affiliate, AXA Life Insurance Company, LTD, in the amount of $770.0 million that mature on March 30, 2020.  The proceeds were used to redeem $770.0 million of affiliate notes issued in July 2004 whose proceeds had been used to fund the MONY Acquisition.  The new subordinated notes have an interest rate of LIBOR plus 1.20%.

Securities Lending Program

AXA Financial Group does not have an active securities lending program.

Ratings

Claims-paying and financial strength ratings are important factors in establishing the competitive position of the Insurance Group. A downgrade in these ratings could adversely affect AXA Financial's business and results of operations by reducing new sales of products or increasing surrenders and withdrawals from existing contracts. A downgrade in AXA Financial's ratings may, among other things, also adversely affect AXA Financial's cost of raising capital or limit our access to sources of capital.

As of the date of this filing, AXA Financial's long-term debt rating was “A” from Standard & Poor's Corporation (stable outlook), “A2” from Moody's Investors Service (stable outlook), “a-” from A.M. Best Company, Inc. (negative outlook) and “A-” from Fitch Investors Service, L.P. (negative outlook). As of the date of this filing, the financial strength or claims-paying rating of AXA Equitable was “AA-” from Standard & Poor's Corporation (stable outlook), “Aa3” from Moody's Investors Service (stable outlook), “A+” from A.M. Best Company, Inc. (negative outlook), and “AA-” from Fitch Investors Services, L.P. (negative outlook). As of the date of this filing, the financial strength or claims-paying ratings of MONY Life and MLOA were “AA-” from Standard & Poor's Corporation (stable outlook), “Aa3” from Moody's Investors Service (stable outlook), “A+” from A.M. Best Company, Inc. (negative outlook), and “AA-” from Fitch Investors Service, L.P. (negative outlook).

The Insurance Group

Liquidity Requirements

The Insurance Group’s liquidity requirements principally relate to the liabilities associated with its various life insurance and annuity products in its continuing operations; the active management of various economic hedging programs; shareholder dividends to AXA Financial; and operating expenses, including debt service.  The Insurance Group’s liabilities include, among other things, the payment of benefits under life insurance and annuity products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

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

Legislation has been introduced in the U.S. Congress that would establish new regulatory requirements for the over-the-counter derivatives markets, affecting items such as capital requirements, margin, clearing and execution.  If certain of the current proposals impacting the Insurance Group were adopted, complying with the new requirements could adversely affect the liquidity position of the Insurance Group and increase the cost of the Insurance Group’s hedging programs.

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2009, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Bu siness – Regulation” and “Item 1A – Risk Factors” in the 2009 Form 10-K.

Members of the Insurance Group monitor their respective regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, increase the reserve requirements and capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.  For additional information, see “Item 1A – Risk Factors” in the 2009 Form 10-K.

Sources of Liquidity

The principal sources of the Insurance Group’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third-parties and affiliates and dividends and distributions from subsidiaries.

The Insurance Group’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high-quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  In addition, a portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet the Insurance Group’s liquidity needs.  Other liquidity sources include dividends and distributions from AllianceBernstein.

Existing Credit Facilities and Commercial Paper Programs

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During second quarter 2009, Bermuda utilized $900.0 million under the facility; the entire amount was repaid during the quarter.  No amounts were outstanding under this facility on March 31, 2010.

On July 17, 2008, AXA Equitable and MONY Life were accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products.  At March 31, 2010, there were no outstanding borrowings from FHLBNY.

Guarantees and Other Commitments

The Insurance Group had approximately $2.20 billion of undrawn letters of credit related to reinsurance as well as $59.0 million of commitments under existing mortgage loan agreements at March 31, 2010.  For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.

Statutory Regulation, Capital and Dividends

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

For first quarter 2010 and 2009, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net (loss) income totaled $(496.8) million and $286.1 million.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $5,536.1 million and $4,681.4 million at March 31, 2010 and December 31, 2009, respectively.

In first quarter 2010 and 2009, no shareholder dividends were paid by members of the Insurance Group to AXA Financial.

Members of the Insurance Group monitor their capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, increase the capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.

AllianceBernstein

For the three months ended March 31, 2010 and 2009, respectively, cash flows included inflows of $5.3 million and zero, representing additional investments by AllianceBernstein Holdings with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $23.8 million and $0.6 million to fund deferred compensation plans.  Cash flows in first quarter 2010 and 2009, respectively, also included $(43.1) million and $10.6 million from the (repayment) issuance of commercial paper and zero and $66.0 million of proceeds from short-term bank loans.  Capital expenditures at AllianceBernstein were $0.5 million in first quarter 2010 compared to $28.7 million in first quarter 2009.  Proceeds from net sales of investmen ts totaled $0.3 million in the 2009 quarter, there were zero net proceeds in the 2010 quarter.  Available cash flow for cash distributions from AllianceBernstein totaled $194.3 million and $99.2 million for first quarter 2010 and 2009, respectively.

At March 31, 2010 and 2009, respectively, AllianceBernstein had $206.0 million and $295.9 million under its commercial paper program outstanding; $50.0 million was outstanding under its revolving credit facility at March 31, 2009.  At March 31, 2009,  AllianceBernstein had $16.0 million of short-term debt related to SCB LLC’s outstanding bank loan; there were no SCB LLC borrowings outstanding at March 31, 2010.

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in a number of ventures and transactions with AXA and certain of its affiliates.  See Notes 11 and 18 of Notes to the Consolidated Financial Statements in AXA Financial’s 2009 Form 10-K as well as AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2009 for information on related party transactions.

Contractual Obligations

AXA Financial Group’s consolidated contractual agreements include policyholder obligations, long-term debt, loans from affiliates, employee benefits, operating leases and various funding commitments.  See the “Supplementary Information – Contractual Obligation” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Financial’s 2009 Form 10-K for additional information.

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2009 Form 10-K.

Item 4(T).                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in AXA Financial Group’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, AXA Financial Group’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Consolidated Financial Statements contained herein.  Except as disclosed in Note 11 to the Consolidated Financial Statements there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2009 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

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

Date:	May 20, 2010	AXA FINANCIAL, INC.

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 20, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer