Form 10-Q
period 2010-06-30
AXA FINANCIAL INC
filed 2010-08-09
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2010

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

As of August 9, 2010, 436,192,949 shares of the registrant’s Common Stock were outstanding.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$41,770.8	$40,131.6
Mortgage loans on real estate	4,891.3	4,939.1
Equity real estate, held for the production of income	517.9	515.0
Policy loans	4,950.9	4,973.4
Other equity investments	1,674.2	1,681.0
Trading securities	2,441.9	1,928.5
Other invested assets	2,520.1	1,632.6
Total investments	58,767.1	55,801.2
Cash and cash equivalents	6,943.7	3,038.7
Cash and securities segregated, at fair value	945.3	985.7
Broker-dealer related receivables	1,156.8	1,087.6
Deferred policy acquisition costs	8,332.7	9,015.4
Goodwill and other intangible assets, net	5,252.0	5,271.8
Value of business acquired	411.6	448.3
Amounts due from reinsurers	4,255.6	4,237.1
Loans to affiliates	1,218.0	1,712.0
Other assets	4,732.2	4,097.9
Separate Accounts’ assets	81,231.5	86,129.2

Total Assets	$173,246.5	$171,824.9

LIABILITIES
Policyholders’ account balances	$27,730.3	$27,522.4
Future policy benefits and other policyholders liabilities	27,418.5	26,320.3
Broker-dealer related payables	2,197.5	1,788.4
Customers related payables	1,643.7	1,430.7
Short-term and long-term debt	1,409.3	1,581.4
Loans from affiliates	5,022.9	5,300.3
Income taxes payable	3,011.7	1,684.1
Other liabilities	6,879.0	5,827.2
Separate Accounts’ liabilities	81,231.5	86,129.2
Total liabilities	156,544.4	157,584.0

Commitments and contingent liabilities (Note 11)

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30,	December 31,
	2010	2009
	(In Millions)
EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized, 436.2 million shares issued and outstanding	3.9	3.9
Capital in excess of par value	668.8	648.9
Retained earnings	13,393.8	11,401.1
Accumulated other comprehensive loss	(771.6)	(1,346.4)
Treasury shares, at cost	(23.9)	(34.3)
Total AXA Financial, Inc. equity	13,271.0	10,673.2
Noncontrolling interest	3,431.1	3,567.7
Total equity	16,702.1	14,240.9

Total Liabilities and Equity	$173,246.5	$171,824.9

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type
product policy fee income	$813.8	$783.6	$1,588.5	$1,512.4
Premiums	383.2	361.3	772.8	737.0
Net investment income (loss):
Investment income (loss) from
derivative instruments	3,141.5	(4,069.4)	2,804.5	(4,095.5)
Other investment income	815.4	742.8	1,599.4	1,252.9
Total net investment income (loss)	3,956.9	(3,326.6)	4,403.9	(2,842.6)
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(52.4)	(86.1)	(96.5)	(113.6)
Portion of loss recognized in other
comprehensive income	3.0	3.3	6.2	3.3
Net impairment losses recognized	(49.4)	(82.8)	(90.3)	(110.3)
Other investment gains, net	2.6	2.3	27.0	199.0
Total investment (losses) gains, net	(46.8)	(80.5)	(63.3)	88.7
Commissions, fees and other income	925.7	866.4	1,893.7	1,705.2
Increase (decrease) in fair value of
reinsurance contracts	621.5	(417.7)	585.9	(719.9)
Total revenues	6,654.3	(1,813.5)	9,181.5	480.8

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,499.2	182.1	2,401.0	1,118.1
Interest credited to policyholders’ account balances	246.9	279.4	512.3	569.1
Compensation and benefits	559.4	596.0	1,177.4	1,164.8
Commissions	238.0	221.1	459.2	485.2
Distribution related payments	71.0	55.1	137.8	103.0
Amortization of deferred sales commissions	12.2	13.8	24.3	28.7
Interest expense	93.4	75.6	188.3	152.2
Amortization of deferred policy acquisition costs
and value of business acquired	1,170.3	(168.4)	1,103.2	(49.5)
Capitalization of deferred policy acquisition costs	(236.4)	(240.7)	(455.0)	(544.7)
Rent expense	65.0	68.1	143.7	143.4
Amortization of other intangible assets	9.5	10.1	19.4	19.8
Other operating costs and expenses	287.3	270.2	562.2	556.0
Total benefits and other deductions	4,015.8	1,362.4	6,273.8	3,746.1

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) – CONTINUED
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Earnings (loss) from continuing operations
before income taxes	$2,638.5	$(3,175.9)	$2,907.7	$(3,265.3)
Income tax (expense) benefit	(890.1)	1,180.8	(812.5)	1,237.8

Earnings (loss) from continuing operations,
net of income taxes	1,748.4	(1,995.1)	2,095.2	(2,027.5)
Losses from discontinued operations,
net of income taxes	-	(1.6)	-	(3.5)

Net earnings (loss)	1,748.4	(1,996.7)	2,095.2	(2,031.0)
Less: net earnings attributable to the
noncontrolling interest	(42.8)	(69.0)	(102.5)	(73.8)

Net Earnings (Loss) Attributable to AXA Financial	$1,705.6	$(2,065.7)	$1,992.7	$(2,104.8)

Amounts attributable to AXA Financial:
Earnings (loss) from continuing operations,
net of income taxes	$1,705.6	$(2,064.1)	$1,992.7	$(2,101.3)
Losses from discontinued operations,
net of income taxes	-	(1.6)	-	(3.5)

Net Earnings (Loss)	$1,705.6	$(2,065.7)	$1,992.7	$(2,104.8)

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

EQUITY
AXA Financial, Inc. Equity:
Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	648.9	1,298.9
Sale of AllianceBernstein Units to noncontrolling interest	-	(619.4)
Changes in capital in excess of par value	19.9	11.2
Capital in excess of par value, end of period	668.8	690.7

Retained earnings, beginning of year	11,401.1	14,448.8
Net earnings (loss) attributable to AXA Financial, Inc.	1,992.7	(2,104.8)
Impact of implementing new accounting guidance, net of taxes	-	74.3
Retained earnings, end of period	13,393.8	12,418.3

Accumulated other comprehensive loss, beginning of year	(1,346.4)	(2,854.4)
Impact of implementing new accounting guidance, net of taxes	-	(74.3)
Other comprehensive income attributable to AXA Financial, Inc.	574.8	688.6
Accumulated other comprehensive loss, end of period	(771.6)	(2,240.1)

Treasury shares at cost, beginning of year	(34.3)	(58.3)
Changes in treasury shares	10.4	3.9
Treasury shares at cost, end of period	(23.9)	(54.4)

Total AXA Financial, Inc. equity, end of period	13,271.0	10,818.4

Noncontrolling interest, beginning of year	3,567.7	1,662.6
Purchase of AllianceBernstein Units by noncontrolling interest	4.5	1,552.9
Purchase of AllianceBernstein Put	-	135.0
Net earnings attributable to noncontrolling interest	102.5	73.8
Dividends paid to non-controlling interest	(190.7)	(58.6)
Capital contributions	-	3.5
Other comprehensive (loss) income attributable to noncontrolling interest	(41.8)	3.9
Other changes in noncontrolling interest	(11.1)	23.9

Noncontrolling interest, end of period	3,431.1	3,397.0

Total Equity, End of Period	$16,702.1	$14,215.4

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings (loss)	$2,095.2	$(2,031.0)
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Interest credited to policyholders’ account balances	512.3	569.1
Universal life and investment-type product policy fee income	(1,588.5)	(1,512.4)
Net change in broker-dealer customer related receivables/payables	(29.3)	(1,308.3)
(Income) loss on derivative instruments	(2,413.4)	4,211.8
Investment losses (gains), net	63.3	(88.7)
Change in segregated cash and securities, net	40.4	1,326.5
Change in deferred policy acquisition costs and value of business acquired	648.2	(594.2)
Change in future policy benefits	777.4	(571.4)
Change in income taxes payable	856.0	(1,375.8)
Contribution to pension plans	(193.0)	-
Equity (income) loss in other limited partnerships	(55.9)	198.0
Amortization of deferred sales commission	24.3	28.7
Other depreciation and amortization	119.1	115.4
Amortization of other intangibles	19.4	19.7
Change in fair value of guaranteed minimum income benefit reinsurance contracts	(585.9)	719.9
Other, net	35.1	132.8

Net cash provided by (used in) operating activities	324.7	(159.9)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,349.6	1,352.9
Sales of investments	12,611.9	2,918.4
Purchases of investments	(14,654.4)	(6,225.6)
Cash settlements related to derivative instruments	1,005.4	(4,106.9)
Change in short-term investments	24.4	(15.3)
Decrease in loans to affiliates	500.0	11.5
Increase in loans to affiliates	(6.0)	(1.5)
Change in capitalized software, leasehold improvements and EDP equipment	(26.5)	(105.4)
Other, net	66.2	46.0

Net cash provided by (used in) investing activities	870.6	(6,125.9)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 - CONTINUED
(UNAUDITED)

	2010	2009
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,710.9	$2,226.8
Withdrawals and transfers to Separate Accounts	(403.2)	(1,617.3)
Sale of AllianceBernstein Units	-	600.0
Change in short-term financings	655.8	(7.6)
Repayments of long-term debt	(300.0)	-
Proceeds from loans from affiliates	-	1,600.0
Repayment of loans from affiliates	-	(900.0)
Decrease in collateralized pledged assets	894.0	-
Increase (decrease) in collateralized pledged liabilities	364.3	(612.0)
Distribution to non-controlling interests in consolidated subsidiaries	(190.7)	(58.6)
Other, net	(21.4)	(27.5)

Net cash provided by financing activities	2,709.7	1,258.8

Change in cash and cash equivalents	3,905.0	(5,027.0)
Cash and cash equivalents, beginning of year	3,038.7	10,061.2

Cash and Cash Equivalents, End of Period	$6,943.7	$5,034.2

Supplemental cash flow information
Interest Paid	$113.0	$113.2
Income Taxes (Refunded) Paid	$(226.1)	$37.7

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30,  2010, AllianceBernstein had purchased 3.0 million Holding Units for $86.1 million to help fund anticipated obligations under its Holding Unit-based compensation awards and intends to make additional open-market purchases for this purpose during the second half of 2010.  During the first six months of 2010, AllianceBernstein granted approximately 1.4 million restricted Holding Units, funded by combination of 0.4 million newly-issued Holding Units and 1.0 million unallocated Holding Units held by AllianceBernstein in a consolidated rabbi trust and available for such purpose.  As a result, capital in excess of par value increased by $10.7 million and noncontrolling interest decreased by $10.7 million.  At June 30, 2010 and December 31, 2009, AXA Financial Group’s economic interest in AllianceBernstein was 45.1% and 44.8%, respectively.  At June 30, 2010 and December 31, 2009, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 62.5% and 62.1%.

The terms “second quarter 2010” and “second quarter 2009” refer to the three months ended June 30, 2010 and 2009, respectively.  The terms “first half of 2010” and “first half of 2009” refer to the six months ended June 30, 2010 and 2009, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Beginning second quarter 2009, AXA Financial Group implemented the new guidance that modified the recognition guidance for OTTI of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For AFS debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in OCI.  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $74.3 million at that date with a corresponding decrease to AOCI to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $149.4 million, equal to the amount of the cumulative effect adjustment, without giving effect to DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Loss from continuing operations, net of income taxes, and Net loss attributable to AXA Financial for second quarter and first six months of 2009 reflected increases of $3.3 million and $3.3 million respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, AXA Financial Group implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, AXA Financial Group concluded under previous guidance that markets for certain CMBS were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on AXA Financial Group’s consolidated results of operations or financial position.

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

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  These new disclosures have been included in the Notes to AXA Financial Group’s consolidated financial statements, as appropriate.

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

In April 2010, the FASB issued guidance on how investments held through Separate Accounts affect an insurer’s consolidation analysis of those investments.  This guidance clarifies that insurers would not be required in their evaluation of whether to consolidate investments to combine their General Account interest with the Separate Accounts in the same investment, unless the Separate Account interest is held for the benefit of a related party policyholder.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 with early adoption permitted with changes to be applied retroactively.  Management does not expect the implementation of this guidance will have a material impact on AXA Financial Group’s consolidated financial statements.

Also issued by the FASB in April 2010 was new guidance on stock compensation.  This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market performance or service condition.  Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  This guidance is effective for the first interim reporting period beginning after December 15, 2010.  Management does not expect the implementation will have a material effect on AXA Financial Group’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)

June 30, 2010:
Fixed Maturities:
Corporate	$27,813.9	$2,089.5	$124.8	$29,778.6	$.7
U.S. Treasury, government and agency(4)	5,223.5	71.7	46.4	5,248.8	-
States and political subdivisions	506.1	16.9	9.4	513.6	-
Foreign governments	390.2	54.0	.1	444.1	-
Commercial mortgage-backed	2,221.5	1.8	749.5	1,473.8	7.7
Residential mortgage-backed (1)	2,103.9	109.4	.2	2,213.1	-
Asset-backed (2)	342.0	16.4	16.9	341.5	7.6
Redeemable preferred stock	1,959.5	17.6	219.8	1,757.3	-
Total Fixed Maturities	40,560.6	2,377.3	1,167.1	41,770.8	16.0

Equity securities	32.8	.1	3.0	29.9	-

Total at June 30, 2010	$40,593.4	$2,377.4	$1,170.1	$41,800.7	$16.0

December 31, 2009
Fixed Maturities:
Corporate	$27,863.3	$1,353.5	$291.8	$28,925.0	$.7
U.S. Treasury, government and agency	4,213.5	23.2	281.2	3,955.5	-
States and political subdivisions	467.3	7.4	19.3	455.4	-
Foreign governments	325.8	35.4	.3	360.9	-
Commercial mortgage-backed	2,439.1	2.2	659.1	1,782.2	2.2
Residential mortgage-backed (1)	2,456.0	59.8	.2	2,515.6	-
Asset-backed (2)	304.7	11.5	23.1	293.1	7.9
Redeemable preferred stock	2,145.5	8.5	310.1	1,843.9	-
Total Fixed Maturities	40,215.2	1,501.5	1,585.1	40,131.6	10.8

Equity securities	48.5	9.8	-	58.3	-

Total at December 31, 2009	$40,263.7	$1,511.3	$1,585.1	$40,189.9	$10.8

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $1,097.9 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

At June 30, 2010 and December 31, 2009, respectively, AXA Financial had trading fixed maturities with an amortized cost of $158.2 million and $114.6 million and carrying values of $159.1 million and $125.9 million.  Gross unrealized gains on trading fixed maturities were $0.9 million and $12.3 million and gross unrealized losses were zero and $1.0 million at June 30, 2010 and December 31, 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$2,479.2	$2,538.1
Due in years two through five	13,357.1	14,074.0
Due in years six through ten	12,907.7	13,898.7
Due after ten years	5,189.7	5,474.3
Subtotal	33,933.7	35,985.1
Commercial mortgage-backed securities	2,221.5	1,473.8
Residential mortgage-backed securities	2,103.9	2,213.1
Asset-backed securities	342.0	341.5
Total	$38,601.1	$40,013.5

For the first half of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $957.9 million and $2,783.2 million, respectively.  Gross gains of $31.3 million and $188.0 million and gross losses of $30.1 million and $11.3 million were realized on these sales for the first half of 2010 and of 2009, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first half of 2010 and 2009 amounted to $1,293.8 million and $1,140.6 million, respectively.

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

AXA Financial recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

Credit losses recognized in earnings	$49.4	$82.8	$90.3	$110.3
Non-credit losses recognized in OCI	3.1	3.3	6.2	3.3
Total OTTI	$52.5	$86.1	$96.5	$113.6

At June 30, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as AXA Financial Group did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  At June 30, 2010, OTTI of $0.3 million was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities – Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1,	$(292.0)	$(339.1)
Previously recognized impairments on securities that matured, paid, prepaid or sold	3.2	3.8
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(40.9)	(12.6)
Additional impairments this period on securities previously impaired	-	(14.9)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at March 31,	(329.7)	(362.8)
Cumulative adjustment related to implementing new accounting guidance on April 1, 2009	-	141.8
Previously recognized impairments on securities that matured, paid, prepaid or sold	91.9	26.5
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(35.1)	(75.7)
Additional impairments this period on securities previously impaired	(14.3)	(7.1)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at June 30,	$(287.2)	$(277.3)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(5.2)	$(13.0)
All other	1,215.5	(70.6)
Equity securities	(2.9)	9.8
Net Unrealized Gains (Losses)	$1,207.4	$(73.8)

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

Net Unrealized (Losses) Gains on Fixed Maturities with OTTI Losses

					AOCI
	Net				Loss
	Unrealized			Deferred	Related to Net
	(Losses)			Income	Unrealized
	Gains on	DAC and	Policyholders	Tax	Investment
	Investments	VOBA	Liabilities	Asset	(Losses) Gains
	(In Millions)

Balance, March 31, 2010	$(15.5)	$.4	$(28.3)	$14.8	$(28.6)
Net investment gains arising during the period	27.5	-	-	-	27.5
Reclassification adjustment for OTTI losses:
Included in Net earnings	(14.3)	-	-	-	(14.3)
Excluded from Net earnings(1)	(2.9)	-	-	-	(2.9)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	.3	-	-	.3
Deferred income taxes	-	-	-	9.0	9.0
Policyholders liabilities	-	-	(35.3)	-	(35.3)
Balance, June 30, 2010	$(5.2)	$.7	$(63.6)	$23.8	$(44.3)

Balance, January 1, 2010	$(13.0)	$5.1	$(.6)	$2.6	$(5.9)
Net investment gains arising during the period	28.2	-	-	-	28.2
Reclassification adjustment for OTTI losses:
Included in Net earnings	(14.3)	-	-	-	(14.3)
Excluded from Net earnings(1)	(6.1)	-	-	-	(6.1)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(4.4)	-	-	(4.4)
Deferred income taxes	-	-	-	21.2	21.2
Policyholders liabilities	-	-	(63.0)	-	(63.0)
Balance, June 30, 2010	$(5.2)	$.7	$(63.6)	$23.8	$(44.3)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net				Loss
	Unrealized			Deferred	Related to Net
	(Losses)			Income	Unrealized
	Gains on	DAC and	Policyholders	Tax	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing new guidance	(5.4)	.6	-	1.7	(3.1)
Net investment losses arising during the period	(2.6)	-	-	-	(2.6)
Reclassification adjustment for OTTI losses:
Included in Net loss	1.2	-	-	-	1.2
Excluded from Net loss(1)	(3.1)	-	-	-	(3.1)
Impact of net unrealized investment gains on:
DAC and VOBA	-	.1	-	-	.1
Deferred income taxes	-	-	-	1.5	1.5
Policyholders liabilities	-	-	-	-
Balance, June 30, 2009	$(9.9)	$.7	$-	$3.2	$(6.0)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2010	$382.5	$(77.7)	$(132.7)	$(62.0)	$110.1
Net investment gains arising during the period	794.9	-	-	-	794.9
Reclassification adjustment for OTTI losses:
Included in Net earnings	32.3	-	-	-	32.3
Excluded from Net earnings (1)	2.9	-	-	-	2.9
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(18.2)	-	-	(18.2)
Deferred income taxes	-	-	-	(227.0)	(227.0)
Policyholders liabilities	-	-	(165.2)	-	(165.2)
Balance, June 30, 2010	$1,212.6	$(95.9)	$(297.9)	$(289.0)	$529.8

Balance, January 1, 2010	$(60.8)	$(29.3)	$(68.3)	$75.0	$(83.4)
Net investment gains arising during the period	1,222.6	-	-	-	1,222.6
Reclassification adjustment for OTTI losses:
Included in Net earnings	44.7	-	-	-	44.7
Excluded from Net earnings (1)	6.1	-	-	-	6.1
Impact of net unrealized investment losses on:
DAC and VOBA	-	(66.6)	-	-	(66.6)
Deferred income taxes	-	-	-	(364.0)	(364.0)
Policyholders liabilities	-	-	(229.6)	-	(229.6)
Balance, June 30, 2010	$1,212.6	$(95.9)	$(297.9)	$(289.0)	$529.8
(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$(3,993.1)	$1,046.5	$132.7	$1,041.7	$(1,772.2)
Cumulative impact of implementing new guidance	(136.5)	34.5	(.7)	35.7	(67.0)
Net investment gains arising during the period	1,995.9	-	-	-	1,995.9
Reclassification adjustment for OTTI losses:
Included in Net loss	87.8	-	-	-	87.8
Excluded from Net loss(1)	3.1	-	-	-	3.1
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(719.7)	-	-	(719.7)
Deferred income taxes	-	-	-	(545.8)	(545.8)
Policyholders liabilities	-	-	.8	-	.8
Balance, June 30, 2009	$(2,042.8)	$361.3	$132.8	$531.6	$(1,017.1)

Balance, January 1, 2009	$(3,270.7)	$721.0	$103.3	$899.2	$(1,547.2)
Cumulative impact of implementing new guidance	(136.5)	34.5	(.7)	35.7	(67.0)
Net investment gains arising during the period	1,462.1	-	-	-	1,462.1
Reclassification adjustment for OTTI losses:
Included in Net loss	(100.8)	-	-	-	(100.8)
Excluded from Net loss(1)	3.1	-	-	-	3.1
Impact of net unrealized investment (losses) gains on:
DAC and VOBA	-	(394.2)	-	-	(394.2)
Deferred income taxes	-	-	-	(403.3)	(403.3)
Policyholders liabilities	-	-	30.2	-	30.2
Balance, June 30, 2009	$(2,042.8)	$361.3	$132.8	$531.6	$(1,017.1)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 611 issues at June 30, 2010 and 865 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$1,279.0	$(29.8)	$1,079.1	$(95.0)	$2,358.1	$(124.8)
U.S. Treasury, government and agency	249.6	(4.4)	490.7	(42.0)	740.3	(46.4)
States and political subdivisions	138.7	(4.4)	19.6	(5.0)	158.3	(9.4)
Foreign governments	7.8	(.1)	4.2	-	12.0	(.1)
Commercial mortgage-backed	36.6	(8.8)	1,353.2	(740.7)	1,389.8	(749.5)
Residential mortgage-backed	.3	-	2.1	(.2)	2.4	(.2)
Asset-backed	64.4	(5.6)	76.1	(11.3)	140.5	(16.9)
Redeemable preferred stock	68.1	(.4)	1,470.7	(219.4)	1,538.8	(219.8)

Total	$1,844.5	$(53.5)	$4,495.7	$(1,113.6)	$6,340.2	$(1,167.1)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$3,224.3	$(109.0)	$2,214.6	$(182.8)	$5,438.9	$(291.8)
U.S. Treasury, government and agency	3,297.4	(281.2)	-	-	3,297.4	(281.2)
States and political subdivisions	262.0	(14.5)	38.0	(4.8)	300.0	(19.3)
Foreign governments	42.9	(.3)	5.1	-	48.0	(.3)
Commercial mortgage-backed	208.8	(137.8)	1,466.0	(521.3)	1,674.8	(659.1)
Residential mortgage-backed	54.0	-	2.4	(.2)	56.4	(.2)
Asset-backed	51.7	(6.1)	84.1	(17.0)	135.8	(23.1)
Redeemable preferred stock	293.0	(91.2)	1,368.7	(218.9)	1,661.7	(310.1)

Total	$7,434.1	$(640.1)	$5,178.9	$(945.0)	$12,613.0	$(1,585.1)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .31% of total investments.  The largest exposures to a single issuer of corporate securities held at June 30, 2010 and December 31, 2009 were $181.6 million and $198.2 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2010 and December 31, 2009, respectively, approximately $3,227.1 million and $2,869.2 million, or 8.0% and 7.1%, of the $40,560.6 million and $40,215.2 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $768.4 million and $632.7 million at June 30, 2010 and December 31, 2009, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2010 and December 31, 2009, respectively, the Insurance Group owned $46.5 million and $51.6 million in RMBS backed by subprime residential mortgage loans and $20.2 million and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $54.3 million.

For the second quarter and first half of 2010 and 2009, Net investment income is shown net of investment expenses of $26.4 million, $63.8 million, $34.1 million and $65.4 million, respectively.

At June 30, 2010 and December 31, 2009, respectively, AXA Financial Group’s trading account securities had amortized costs of $2,427.6 million and $1,819.8 million and fair values of $2,441.9 million and $1,928.5 million.  Included in the trading classification at June 30, 2010 and December 31, 2009, respectively, were U.S. Treasury securities with aggregate amortized costs of $1,909.0 million and $1,488.2 million and fair values of $1,951.4 million and $1,443.9 million, pledged under reverse repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  Also at June 30, 2010 and December 31, 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $36.9 million and $38.5 million and costs of $38.4 million and $36.0 million as well as other equity securities with carrying values of $29.9 million and $58.3 million and costs of $32.8 million and $48.5 million.

In the second quarter and first half of 2010 and 2009, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including (losses) earnings on the General Account’s investment in Separate Accounts, of $(47.0) million, $(32.5) million, $76.2 million and $31.8 million respectively, were included in Net investment income in the consolidated statements of earnings.

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $31.5 million and $18.3 million at June 30, 2010 and December 31, 2009, respectively.

At both June 30, 2010 and December 31, 2009, there were no impaired mortgage loans without investment valuation allowances.  During the first half of 2010 and 2009, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $132.6 million and $8.1 million.  Interest income recognized on these impaired mortgage loans totaled $3.6 million and $0.5 million for the first half of 2010 and 2009, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $15.8 million and $17.2 million.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, being higher than what accumulated policyholders account balances would support.  AXA Financial Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions.  For both GMDB and GMIB, AXA Financial Group retains certain risks including basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  It also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  In the first quarter of 2010 an anticipatory hedge program was initiated to protect against declining interest rates with respect to projected variable annuity sales through third quarter 2010.

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
June 30, 2010

				Gains (Losses) Reported
		Fair Value		In Net Earnings
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$10,968.2	$.8	$-	$464.7
Swaps	1,475.3	100.4	-	231.1
Options	1,000.3	40.1	-	(11.8)

Interest rate contracts (1):
Floors	15,000.0	361.6	-	125.9
Swaps	10,025.8	777.6	61.6	1,061.4
Futures	15,109.1	-	-	899.6
Swaptions	1,414.0	95.1	-	33.6

Net investment income				2,804.5

Foreign currency contracts(1,4)	3,910.1	-	505.1	(392.0)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,566.5	-	585.9

GWBL features (3)	-	-	178.7	(123.8)

Balances, June 30, 2010	$58,902.8	$2,942.1	$745.4	$2,874.6

(1)	Reported in Other invested assets or Other liabilities in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, Fees and Other income.

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

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At June 30, 2010 and December 31, 2009, respectively, AXA Financial Group held $1,164.6 million and $694.7 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At June 30, 2010, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $874.7 million.  At June 30, 2010, AXA Financial Group had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $176.1 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $50.5 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at June 30, 2010 are exchange-traded and net settled daily in cash.

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

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2010 and December 31, 2009, respectively, were zero and $798.3 million for which AXA Financial Group had posted collateral of zero and $852.9 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on June 30, 2010, AXA Financial Group would not have been required to post any additional collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	June 30,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,334.7	$8,411.7
Policyholder dividend obligation	164.5	-
Other liabilities	125.9	69.8
Total Closed Block liabilities	8,625.1	8,481.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value (amortized cost of $5,562.4 and $5,575.5)	5,791.1	5,631.2
Mortgage loans on real estate	1,007.9	1,028.5
Policy loans	1,139.7	1,157.5
Cash and other invested assets	124.7	68.2
Other assets	245.3	264.1
Total assets designated to the Closed Block	8,308.7	8,149.5

Excess of Closed Block liabilities over assets designated to the Closed Block	316.4	332.0

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred income tax expense of $26.3 and $23.4 and policyholder dividend obligation of $164.5 and $0	48.9	43.6

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$365.3	$375.6

AXA Equitable’s Closed Block revenues and expenses follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES:
Premiums and other income	$92.3	$95.9	$187.2	$195.8
Investment income (net of investment expenses of $0, $0, $0 and $0)	116.7	122.6	234.8	242.8
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(7.7)	(2.1)	(7.7)	(2.1)
Portion of loss recognized in other comprehensive income	.5	-	.5	-
Net impairment losses recognized	(7.2)	(2.1)	(7.2)	(2.1)
Other investment gains, net	-	3.9	6.2	11.3
Total investment (losses) gains, net	(7.2)	1.8	(1.0)	9.2
Total revenues	201.8	220.3	421.0	447.8

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	200.7	205.2	403.9	414.1
Other operating costs and expenses	.5	.8	1.3	1.3
Total benefits and other deductions	201.2	206.0	405.2	415.4

Net revenues before income taxes	.6	14.3	15.8	32.4
Income tax expense	(.2)	(5.0)	(5.5)	(11.3)
Net Revenues	$.4	$9.3	$10.3	$21.1

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	164.5	-
Balances, End of Period	$164.5	$-

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block is as follows:

	June 30,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$6,746.6	$6,818.6
Policyholder dividend obligation	309.3	188.8
Other liabilities	27.7	39.0
Total Closed Block liabilities	7,083.6	7,046.4

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value (amortized cost of $4,001.6 and $3,995.8)	4,198.6	4,064.8
Mortgage loans on real estate	797.4	832.2
Policy loans	906.9	920.9
Cash and other invested assets	50.4	67.5
Other assets	264.9	274.2
Total assets designated to the Closed Block	6,218.2	6,159.6

Excess of Closed Block liabilities over assets designated to the Closed Block	865.4	886.8

Amounts included in accumulated other comprehensive income:
Net of policyholder dividend obligation of $207.4 and $79.3	-	-

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$865.4	$886.8

MONY Life’s Closed Block revenues and expenses follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)
REVENUES:
Premiums and other income	$73.4	$77.3	$143.1	$150.4
Investment income (net of investment expenses of $0, $0, $0 and $0)	81.8	83.4	165.1	166.2
Investment (losses) gains, net:
Total other-than-temporary impairment losses	-	(2.0)	-	(2.0)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized	-	(2.0)	-	(2.0)
Other investment (losses) gains, net	(4.5)	(1.7)	(11.2)	25.8
Total investment (losses) gains, net	(4.5)	(3.7)	(11.2)	23.8
Total revenues	150.7	157.0	297.0	340.4

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	133.6	140.2	262.7	303.4
Other operating costs and expenses	.8	.7	1.4	1.4
Total benefits and other deductions	134.4	140.9	264.1	304.8

Net revenues before income taxes	16.3	16.1	32.9	35.6
Income tax expense	(5.8)	(5.7)	(11.5)	(12.5)
Net Revenues	$10.5	$10.4	$21.4	$23.1

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balance, beginning of year	$188.8	$6.5
Applicable to net revenues	(7.6)	23.9
Unrealized investment gains (losses)	128.1	(19.2)
Balance, End of Period	$309.3	$11.2

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at June 30, 2010 and December 31, 2009.  The following table reconciles the Losses from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the second quarter and first half of 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(2.7)	$-	$(4.2)
Disposal of business - Enterprise	-	1.1	-	.7
Total	$-	$(1.6)	$-	$(3.5)

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

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB and/or GWBL features-in-force that guarantee one of the following:

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,092.4	$1,615.4	$2,707.8
Paid guarantee benefits	(53.0)	(10.3)	(63.3)
Other changes in reserve	114.9	646.4	761.3
Balance at June 30, 2010	$1,154.3	$2,251.5	$3,405.8

Balance at January 1, 2009	$987.3	$1,982.8	$2,970.1
Paid guarantee benefits	(66.8)	(19.8)	(86.6)
Other changes in reserve	146.8	(239.6)	(92.8)
Balance at June 30, 2009	$1,067.3	$1,723.4	$2,790.7

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balance at beginning of year	$93.6	$94.7
Paid guarantee benefits	(6.1)	(5.5)
Other changes in reserve	6.0	9.7
Balance at End of Period	$93.5	$98.9

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2010 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,559	$502	$149	$550	$12,760
Separate Accounts	$25,035	$7,173	$3,814	$30,135	$66,157
Net amount at risk, gross	$3,374	$2,193	$3,154	$13,222	$21,943
Net amount at risk, net of amounts reinsured	$3,374	$2,001	$2,160	$13,192	$20,727
Average attained age of contractholders	49.7	62.5	67.4	62.1	53.6
Percentage of contractholders over age 70	7.6%	23.5%	43.1%	22.6%	12.9%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$60	$666	$726
Separate Accounts	N/A	N/A	$2,636	$41,269	$43,905
Net amount at risk, gross	N/A	N/A	$1,559	$3,052	$4,611
Net amount at risk, net of amounts reinsured	N/A	N/A	$456	$2,656	$3,112
Weighted average years remaining until annuitization	N/A	N/A	1.3	7.4	6.8
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The Guaranteed Benefits (GWBL, GMAB and guaranteed income benefits (“GIB”)) related liability was $178.7 million and $54.9 million at June 30, 2010 and December 31, 2009, respectively; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2010	2009
	(In Millions)
GMDB:
Equity	$40,985	$42,513
Fixed income	4,280	4,113
Balanced	19,975	20,965
Other	917	2,317
Total	$66,157	$69,908

GMIB:
Equity	$26,520	$27,911
Fixed income	2,620	2,530
Balanced	14,301	15,351
Other	464	626
Total	$43,905	$46,418

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded futures contracts, options and interest rate swap and floor contracts as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At June 30, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $51,504 million and $17,137 million, respectively, with the GMDB feature and $37,247 million and $2,668 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

Direct Liability(1)

Balance at January 1, 2010	$254.9
Other changes in reserves	73.1
Balance at June 30, 2010	$328.0

Balance at January 1, 2009	$202.9
Other changes in reserves	19.1
Balance at June 30, 2009	$222.0

(1)	There were no amounts of reinsurance ceded in any period presented.

7)	FAIR VALUE DISCLOSURES

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

Assets and liabilities are measured at fair value on a recurring basis and are summarized below:

Fair Value Measurements at June 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$29,192.4	$586.2	$29,778.6
U.S. Treasury, government and agency	-	5,248.8	-	5,248.8
States and political subdivisions	-	463.3	50.3	513.6
Foreign governments	-	443.1	1.0	444.1
Commercial mortgage-backed	-	-	1,473.8	1,473.8
Residential mortgage-backed(1)	-	2,212.9	.2	2,213.1
Asset-backed(2)	-	172.8	168.7	341.5
Redeemable preferred stock	299.7	1,447.9	9.7	1,757.3
Subtotal	299.7	39,181.2	2,289.9	41,770.8
Other equity investments	49.3	-	17.5	66.8
Trading securities	418.4	2,023.3	.2	2,441.9
Other invested assets:
Short-term	-	279.1	-	279.1
Swaps	-	804.0	12.4	816.4
Futures	-	.8	-	.8
Options	-	40.1	-	40.1
Floors	-	361.6	-	361.6
Swaptions	-	95.1	-	95.1
Subtotal	-	1,580.7	12.4	1,593.1
Cash equivalents	6,175.2	-	-	6,175.2
Segregated securities	-	945.3	-	945.3
GMIB reinsurance contracts	-	-	1,566.5	1,566.5
Separate Accounts’ assets	79,133.2	1,893.2	205.1	81,231.5
Total Assets	$86,075.8	$45,623.7	$4,091.6	$135,791.1

Liabilities
Other invested liabilities:
Foreign currency swap	$-	$505.1	$-	$505.1
GWBL features’ liability	-	-	178.7	178.7
Total Liabilities	$-	$505.1	$178.7	$683.8

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
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

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 64.6% and 66.8% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 33.5% and 30.7% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2010 and December 31, 2009, respectively, approximately $2,306.2 million and $2,846.5 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $808.9 million at June 30, 2010, or approximately 30.9% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $4.3 million at June 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at June 30, 2010.

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.9% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2010 and December 31, 2009, respectively, were approximately $266.7 million and $460.6 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,642.7 million and $2,019.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At June 30, 2010, AXA Financial Group continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $14.6 million at June 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at June 30, 2010.

In the first half of 2010, AFS fixed maturities with fair values of $276.9 million and $26.5 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $49.7 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2.1% of total equity at June 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for second quarter and first half of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed

Discrete second quarter:
Balance, April 1, 2010	$559.0	$-	$1.0	$47.5	$1,671.2	$.2	$208.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.6	-	-	-	.8	-	-
Investment losses, net	.2	-	-	-	(46.8)	-	(.4)
Increase in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.8	-	-	-	(46.0)	-	(.4)
Other comprehensive loss	8.8	-	-	3.0	(20.5)	-	3.5
Purchases/issuances	106.1	-	-	-	-	-	-
Sales/settlements	(19.0)	-	-	(.2)	(127.3)	-	(9.1)
Transfers into/out of
Level 3 (2)	(69.5)	-	-	-	(3.6)	-	(33.6)
Balance, June 30, 2010	$586.2	$-	$1.0	$50.3	$1,473.8	$.2	$168.7

First six months of 2010:
Balance, January 1, 2010	$635.8	$-	$20.7	$52.6	$1,782.3	$-	$237.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	1.3	-	-	-	1.7	-	-
Investment losses, net	.2	-	-	-	(87.7)	-	.1
Increase in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	1.5	-	-	-	(86.0)	-	.1
Other comprehensive
loss	18.7	-	-	3.4	(91.5)	-	6.0
Purchases/issuances	128.2	-	-	-	-	-	-
Sales/settlements	(50.4)	-	-	(.4)	(127.3)	-	(17.7)
Transfers into/out of
Level 3 (2)	(147.6)	-	(19.7)	(5.3)	(3.7)	.2	(57.3)
Balance, June 30, 2010	$586.2	$-	$1.0	$50.3	$1,473.8	$.2	$168.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability

Discrete second quarter:
Balance, April 1, 2010	$29.4	$2.1	$(6.5)	$945.0	$206.9	$40.5
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	-	(.2)	18.9	-	-	-
Investment losses, net	7.8	-	-	-	1.7	-
Increase in the fair value of the reinsurance contracts	-	-	-	616.1	-	-
Policyholders’ benefits	-	-	-	-	-	131.5
Subtotal	7.8	(.2)	18.9	616.1	1.7	131.5
Other comprehensive loss	-	-	-	-	-	-
Purchases/issuances	-	-	-	5.4	-	6.7
Sales/settlements	(27.5)	(.7)	-	-	(3.5)	-
Transfers into/out of Level 3 (2)	-	16.5	-	-	-	-
Balance, June 30, 2010	$9.7	$17.7	$12.4	$1,566.5	$205.1	$178.7

First six months of 2010:
Balance, January 1, 2010	$36.4	$2.4	$299.6	$980.6	$229.7	$54.9
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	-	(.5)	12.4	-	-	-
Investment losses, net	7.8	-	-	-	(22.3)	-
Increase in the fair value of the reinsurance contracts	-	-	-	574.4	-	-
Policyholders’ benefits	-	-	-	-	-	114.8
Subtotal	7.8	(.5)	12.4	574.4	(22.3)	114.8
Other comprehensive loss	3.4	-	-	-	-	-
Purchases/issuances	-	-	-	11.5	1.4	9.0
Sales/settlements	(27.5)	(.7)	-	-	(4.6)	-
Transfers into/out of Level 3 (2)	(10.4)	16.5	(299.6)	-	.9	-
Balance, June 30, 2010	$9.7	$17.7	$12.4	$1,566.5	$205.1	$178.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commer- cial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Discrete second quarter:
Balance, April 1, 2009	$633.6	$-	$17.7	$55.8	$1,768.1	$7.2	$300.7
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	-	.8	-	(.1)
Investment losses, net	2.3	-	-	-	-	-	(9.9)
Decrease in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	2.2	-	-	-	.8	-	(10.0)
Other comprehensive
loss	22.7	-	1.6	(2.1)	206.2	(.5)	4.4
Purchases/issuances and
sales/settlements, net	(25.9)	-	-	(.3)	(12.4)	-	(20.1)
Transfers into/out of
Level 3 (2)	(37.1)	-	-	-	-	-	(31.6)
Balance, June 30, 2009	$595.5	$-	$19.3	$53.4	$1,962.7	$6.7	$243.4

First six months of 2009:
Balance, January 1, 2009	$634.8	$-	$64.0	$61.8	$1,921.3	$7.4	$335.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.2	-	-	-	1.6	-	(.7)
Investment gains, net	2.3	-	-	-	-	-	(14.5)
Decrease in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	2.5	-	-	-	1.6	-	(15.2)
Other comprehensive
loss	19.2	-	1.1	(9.5)	56.5	(.5)	(4.4)
Purchases/issuances and
sales/settlements, net	(12.1)	-	.8	1.1	(16.7)	(.2)	(40.1)
Transfers into/out of
Level 3 (2)	(48.9)	-	(46.6)	-	-	-	(32.2)
Balance, June 30, 2009	$595.5	$-	$19.3	$53.4	$1,962.7	$6.7	$243.4

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability
Discrete second quarter:
Balance, April 1, 2009	$13.0	$2.7	$433.1	$1,683.1	$300.2	$260.1
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.1	-	(20.9)	-	(36.7)	-
Investment losses, net	-	-	-		-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(434.6)	-	-
Policyholders’ benefits	-	-	-	-	-	(139.7)
Subtotal	.1	-	(20.9)	(434.6)	(36.7)	(139.7)
Other comprehensive
loss	.4	(.2)	-	-	-	-
Purchases/issuances and
sales/settlements, net	-	(.7)	24.4	16.9	(1.6)	3.0
Transfers into/out of
Level 3 (2)	-	-	-	-	(.1)	-
Balance, June 30, 2009	$13.5	$1.8	$436.6	$1,265.4	$261.8	$123.4

First six months of 2009:
Balance, January 1, 2009	$23.3	$2.9	$547.0	$1,985.3	$334.7	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.1	-	(159.5)	-	(69.0)	-
Investment gains, net	-	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(743.9)	-	-
Policyholders’ benefits	-	-	-	-	-	(154.1)
Subtotal	.1	-	(159.5)	(743.9)	(69.0)	(154.1)
Other comprehensive
loss	(9.9)	(.2)	-	-	-	-
Purchases/issuances and
sales/settlements, net	-	(.9)	49.1	24.0	(4.8)	4.9
Transfers into/out of
Level 3 (2)	-	-	-	-	.9	-
Balance, June 30, 2009	$13.5	$1.8	$436.6	$1,265.4	$261.8	$123.4

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for second quarter and first half of 2010 and 2009 by category for Level 3 assets still held at June 30, 2010 and 2009, respectively:

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Gains	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2010
Still Held at June 30, 2010:
Change in unrealized gains or losses:
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$8.8	$-
U.S. Treasury, government and agency	-	-	-	-	-
State and political subdivisions	-	-	-	3.0	-
Foreign governments	-	-	-	-	-
Commercial mortgage-backed	-	-	-	(20.4)	-
Residential mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	3.4	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	(5.2)	-
Equity securities, available-for-sale	-	-	-	-	-
Other equity investments	(.2)	-	-	.1	-
Other invested assets	19.1	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	621.5	-	-
Separate Accounts’ assets	-	1.3	-	-	-
GWBL features’ liability	-	-	-	-	(138.2)
Total	$18.9	$1.3	$621.5	$(5.1)	$(138.2)

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
First six months of 2010:
Still Held at June 30, 2010:
Change in unrealized gains or losses:
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$18.8	$-
U.S. Treasury, government and agency	-	-	-	-	-
State and political subdivisions	-	-	-	3.3	-
Foreign governments	-	-	-	-	-
Commercial mortgage-backed	-	-	-	(93.3)	-
Residential mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	6.0	-
Redeemable preferred stock	-	-	-	3.4	-
Subtotal	-	-	-	(61.8)	-
Equity securities, available-for-sale	-	-	-	-	-
Other equity investments	(.5)	-	-	-	-
Other invested assets	12.6	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	585.9	-	-
Separate Accounts’ assets	-	(22.8)	-	-	-
GWBL features’ liability	-	-	-	-	(123.8)
Total	$12.1	$(22.8)	$585.9	$(61.8)	$(123.8)

	Earnings
			Decrease in
	Net	Investment	Fair Value of		Policy-
	Investment	Gains	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2009
Still Held at June 30, 2009:
Change in unrealized gains or losses:
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$11.9	$-
U.S. Treasury, government and agency	-	-	-	-	-
State and political subdivisions	-	-	-	(2.1)	-
Foreign governments	-	-	-	1.6	-
Commercial mortgage-backed	-	-	-	198.2	-
Residential mortgage-backed	-	-	-	(.5)	-
Asset-backed	-	-	-	(8.4)	-
Redeemable preferred stock	-	-	-	.4	-
Subtotal	-	-	-	201.1	-
Equity securities, available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	(.2)	-
Other invested assets	3.5	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(434.6)	-	-
Separate Accounts’ assets	(36.7)	-	-	-	-
GWBL features’ liability	-	-	-	-	(139.7)
Total	$(33.2)	$-	$(434.6)	$200.9	$(139.7)

	Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
First Six Months of 2009
Still Held at June 30, 2009:
Change in unrealized gains or losses:
Fixed maturities, available-for-sale:
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

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In second quarter and the first half of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,891.3	$5,000.5	$4,939.1	$4,904.5
Other limited partnership interests	1,479.2	1,479.2	1,421.5	1,421.5
Policyholders liabilities:
Investment contracts	3,334.5	3,464.5	3,382.4	3,389.8
Guaranteed interest contracts	5.0	5.3	-	-
Long-term debt	550.2	579.4	550.2	580.7
Loans to affiliates	1,218.0	1,280.7	1,712.0	1,772.3

Closed Blocks:
Mortgage loans on real estate	$1,805.3	$1,834.2	$1,860.7	$1,822.6
Other equity investments	1.4	1.4	1.5	1.5
SCNILC liability	7.0	7.0	7.6	7.6

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

Fair values for long-term debt are determined using published market values, when available, or contractual cash flows discounted at market interest rates.  The fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk.  The fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to AXA Financial Group.  AXA Financial Group’s fair value of short-term borrowings approximates its carrying value.  The fair values of AXA Financial Group’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as herein described for such transactions with third parties.

8)	EMPLOYEE BENEFIT PLANS

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Acts"), signed into law in late March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor retiree health and welfare benefit plans.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of its health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as at June 30, 2010 due to the significant uncertainty and complexity of many aspects of the new law.  Nonetheless, management expects the potential impact on the benefits obligation, if any, would not be material because of current plan provisions that limit AXA Financial Group's contributions.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the Medicare Modernization Act (“MMA”) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is "actuarially equivalent" to the benefit provided by the Medicare Part D program. Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law must be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, AXA Financial Group reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

The funding policy of AXA Financial Group and AllianceBernstein to their qualified pension plans is to satisfy their obligation each year in an amount not less than the minimum required by ERISA, as amended by the Pension Protection Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first six months of 2010, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were zero and $193.0 million.  AllianceBernstein and AXA Financial Group currently estimate they will make additional contributions to their respective qualified retirement plans of $6.0 million and approximately $48.0 million before year end 2010.

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$13.8	$14.1	$27.6	$28.2
Interest cost	45.5	48.1	91.1	96.2
Expected return on assets	(32.6)	(35.5)	(65.1)	(70.9)
Net amortization	36.4	28.7	72.7	57.4
Net Periodic Pension Expense	$63.1	$55.4	$126.3	$110.9
Components of AXA Financial Group’s net postretirement benefits costs follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$.6	$.6	$1.2	$1.1
Interest cost	8.4	8.8	16.9	17.6
Net amortization	1.1	.6	2.1	1.2
Net Periodic Postretirement Benefits Costs	$10.1	$10.0	$20.2	$19.9

Components of net postemployment benefits costs follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$1.4	$1.2	$2.7	$2.4
Interest cost	.3	.4	.7	.7
Net Periodic Postemployment Benefits Costs	$1.7	$1.6	$3.4	$3.1

9)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  For the second quarter and first half of 2010 and 2009, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $33.8 million, $92.3 million, $23.5 million and $29.4 million.

In first quarter 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate its reporting obligations with the SEC.  AXA’s deregistration became effective in second quarter 2010.  Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares.  Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any.   The terms and conditions of AXA Financial's share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are expected to be based on AXA ordinary shares.  In addition, due to U.S. securities law restrictions, certain blackouts on option exercise are expected to occur each year when updated financial information for AXA will not be available.  Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the 401(k) Plan - AXA ADR Fund investment option were terminated coincident with AXA's delisting and deregistration.  None of the modifications made to AXA Financial's share-based compensation programs as a result of AXA's delisting and deregistration resulted in recognition of additional compensation expense.

On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $13.5 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $10.9 million and equity settlements of the remainder with approximately 114,757 restricted AXA ordinary shares for aggregate value of approximately $2.6 million.  These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADR’s for which AXA Financial Group paid $7.4 million in settlement on April 10, 2010 of a forward purchase contract entered into on June 16, 2008.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 19, 2010 and March 19, 2014.  All of the options granted on March 19, 2010 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $3.73 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.52% and a risk-free interest rate of 2.5%.  The total fair value of this award (net of expected forfeitures) of approximately $7.8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In the second quarter and first half of 2010, the expense associated with the March 19, 2010 grant of options was approximately $(.9) million and $3.6 million.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees of AXA Financial’s subsidiaries. The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2012 and 2013, respectively.  Participants may elect to receive cash, AXA ordinary shares, or a combination thereof, in settlement of performance units earned, however, settlement is limited to 50% or reduced to 0% if AXA pays a dividend only in one of the two years during the cumulative two-year performance period or does not pay any dividends, respectively.  In the second quarter and first half of 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $(1.3) million and $10.2 million.

On July 1, 2010, AllianceBernstein established the 2010 Long Term Incentive Plan ("2010 Plan") under which various types of Holding Unit-based awards may be granted to its employees and independent directors, including restricted and phantom Holding Unit awards, Holding Unit appreciation rights, and options to purchase Holding Units.  The 2010 Plan expires on June 30, 2020 and replaced a similar plan that expired July 26, 2010.  Awards made under the 2010 Plan are limited to 30.0 million newly-issued Holding Units, however, an additional 30.0 million Holding Units may be awarded if reacquired either on the open market or through private purchases.

In March 2010, AllianceBernstein announced its intention to engage in open-market purchases of up to 3.0 million Holding Units to help fund its anticipated obligations under Holding Unit-based incentive compensation awards .  As of June 30,  2010, AllianceBernstein purchased 3.0 million Holding Units for $86.1 million  and intends to make additional open-market purchases  for this purpose during the second half of 2010.  Approximately 1.4 million restricted Holding Units were granted during the first six months of 2010, funded by combination of 0.4 million newly-issued Holding Units and 1.0 million unallocated Holding Units held by AllianceBernstein in a consolidated rabbi trust and available for such purpose.

10)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2010 and June 30, 2009 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax expense for the period ended June 30, 2010 reflected a benefit in the amount of $148.4 million primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.  In addition, the period ended June 30, 2009 reflected a benefit in the amount of $15.1 million for the release of tax audit reserves held by the Investment Management segment.

AXA Financial has appealed an issue related to the IRS' audit of tax years 2002 and 2003 to the Appeals Office of the IRS.  The appeal is likely to be settled in the next twelve months, reducing unrecognized tax benefits.  While the impact of a settlement on unrecognized tax benefits cannot yet be determined, the estimated reduction in the amount of unrecognized tax benefits for 1999-2003 is approximately $50 million.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, and believes that the ultimate resolution of the litigation described therein involving AXA Financial and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Financial Group.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009 will have a material adverse effect on AXA Financial Group’s consolidated results of operations in any particular period.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)
Segment revenues:
Financial Advisory/Insurance	$5,970.6	$(2,534.8)	$7,773.9	$(835.2)
Investment Management (1)	690.4	729.2	1,420.0	1,330.4
Consolidation/elimination	(6.7)	(7.9)	(12.4)	(14.4)
Total Revenues	$6,654.3	$(1,813.5)	$9,181.5	$480.8

(1) Net of interest expense incurred on securities borrowed.

Segment earnings (loss) from continuing
operations before income taxes:
Financial Advisory/Insurance	$2,559.4	$(3,291.9)	$2,713.4	$(3,392.4)
Investment Management	78.1	114.9	191.3	126.0
Consolidation/elimination	1.0	1.1	3.0	1.1
Total Earnings (Loss) from Continuing
Operations before Income Taxes	$2,638.5	$(3,175.9)	$2,907.7	$(3,265.3)

	June 30,	December 31,
	2010	2009
	(In Millions)
Segment assets:
Financial Advisory/Insurance	$161,400.5	$159,818.1
Investment Management	11,878.7	12,026.1
Consolidation/elimination	(32.7)	(19.3)
Total Assets	$173,246.5	$171,824.9

13)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Net earnings (loss)	$1,748.4	$(1,996.7)	$2,095.2	$(2,031.0)

Other comprehensive income, net of income taxes:
Change in unrealized gains,
net of reclassification adjustment	380.2	1,070.2	563.8	723.9
Changes in defined benefit plan related items
not yet recognized in periodic benefit cost,
net of reclassification adjustment	(10.1)	(29.3)	(30.8)	(31.4)
Total other comprehensive income, net of income taxes	370.1	1,040.9	533.0	692.5
Comprehensive income (loss)	2,118.5	(955.8)	2,628.2	(1,338.5)
Comprehensive loss (income) attributable
to noncontrolling interest	1.4	(97.0)	(60.7)	(77.7)
Comprehensive Income (Loss)
Attributable to AXA Financial, Inc.	$2,119.9	$(1,052.8)	$2,567.5	$(1,416.2)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for AXA Financial Group that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” that follows and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in AXA Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements.  Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Financial, Inc. and its subsidiaries.  There can be no assurance that future developments affecting AXA Financial, Inc. and its subsidiaries will be those anticipated by management.  These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) disruption in the financial markets and general economic conditions, particularly in light of the recent financial crisis; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our subsidiaries products, a reduction in the revenue derived by our subsidiaries from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC and VOBA amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) changes in interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products offered by our subsidiaries; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes to statutory reserves and/or risk based capital requirements; (vi) AXA Financial, Inc.’s reliance on AXA for most of its liquidity and capital needs; (vii) AXA Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; (viii) liquidity of certain investments; (ix) investment losses and defaults, and changes to investment valuations; (x) changes in assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) counterparty non-performance; (xiii) changes in our insurance companies’ claims-paying or credit ratings; (xiv) adverse determinations in litigation or regulatory matters; (xv) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (xvi) changes in tax law; (xvii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xviii) changes in statutory reserve requirements; (xix) changes in accounting standards, practices and/or policies; (xx) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxi) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxii) the perception of our brand and reputation in the marketplace; (xxiii) the impact on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxiv) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxv) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxvi) other risks and uncertainties described from time to time in AXA Financial, Inc.’s filings with the SEC.

AXA Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included in AXA Financial, Inc.’s 2009 Form 10-K for discussion of certain risks relating to its businesses.

OVERVIEW

Organization

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  Through its insurance company subsidiaries, AXA Financial Group is among the oldest and largest life insurance organizations in the United States.  It is also a leading asset manager, with total assets under management of approximately $549.15 billion at June 30, 2010, of which approximately $457.70 billion were managed by AllianceBernstein.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

AXA Financial Group conducts operations in two business segments, the Financial Advisory/Insurance segment and the Investment Management segment.  The financial advisory and insurance business conducted by AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and their subsidiaries and the MONY Companies is reported in the Financial Advisory/Insurance segment.  The Financial Advisory/Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm.  AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

Market Environment and Sales

AXA Financial Group’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In the aftermath of the recent financial crisis and the ongoing uncertain conditions in the economy, the market for annuity and life insurance products of the types issued by the Insurance Group is dynamic.  Changes to certain of the Insurance Group’s insurance product features, which were made primarily in 2009, including, e.g., guarantee features, pricing and/or Separate Account investment options, have impacted the sales of certain annuity and life insurance products offered by the Insurance Group particularly in the wholesale channel, and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

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

Non-participating Traditional Life Policies

The future policy benefit reserves for non-participating traditional life insurance policies relate primarily to non-participating term life products and are calculated using a net level premium method  equal to the present value of expected future benefits plus the present value of future maintenance expenses less the present value of future net premiums.  The expected future benefits and expenses are determined using assumptions on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Reserve assumptions established at policy issue reflect best estimate assumptions based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  After the reserves are initially established, premium deficiency tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product (i.e., reserves net of any DAC asset), DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Best estimate assumptions are determined by product group.  Mortality assumptions are reviewed annually and are generally based on the Insurance Group’s historical experience or standard industry tables, as applicable; expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and interest rate assumptions are based on current and expected net investment returns.

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

The GMDB/GMIB reserve balance before reinsurance ceded was $3.41 billion at June 30, 2010. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return.  This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves
Sensitivity - Rate of Return
June 30, 2010
(In Millions)

Increase/(Reduction) in GMDB/GMIB Reserves
100 BP decrease in future rate of return	$509
100 BP increase in future rate of return	(500)

Traditional Annuities

The reserves for future policy benefits for annuities include group pension, payout and Wind-up Annuities, and during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates.  Interest rates used in establishing such liabilities range from 2.25% to 9.98%.  Premium deficiency testing is performed by product group using best estimate assumptions.  If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

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

At June 30, 2010, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.00% grading to 5.5% over 10 years and for MONY Life was 5.0%.  Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.  Many of the factors that affect gross margins are included in the determination of AXA Financial Group’s dividends to these policyholders. DAC and VOBA adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

Non-participating Traditional Life Insurance Policies

DAC and VOBA associated with non-participating traditional life policies are amortized in proportion to anticipated premiums.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  Deviations from estimated experience are reflected in earnings in the period such deviations occur.  For these contracts, the amortization periods generally are for the total life of the policy.  DAC and VOBA related to these policies are subject to recoverability testing as part of AXA Financial Group’s premium deficiency testing.  If a premium deficiency exists, DAC and VOBA are reduced by the amount of the deficiency or to zero through a charge to current period earnings.  If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings in the period such deficiency occurs.

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

Quarterly adjustments to the DAC and VOBA balances are made for current period experience and market performance related adjustments, and the impact of reviews of estimated total gross profits.  The quarterly adjustments for current period experience reflect the impact of differences between actual and previously estimated expected gross profits for a given period.  Total estimated gross profits include both actual experience and estimates of gross profits for future periods.  To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change.  In these cases, cumulative adjustment to all previous periods’ costs is recognized.  Recoverability testing is also performed at the end of each reporting period to ensure the DAC and VOBA balance does not exceed the present value of estimated gross profits.

During each accounting period, the DAC and VOBA balances are evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of AXA Financial Group’s actual gross profits and changes in the assumptions regarding estimated future gross profits.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

For the variable and universal life policies a significant portion of the gross profits is derived from mortality margins and therefore, is significantly influenced by the mortality assumptions used.  Mortality assumptions represent the Company’s expected claims experience over the life of these policies and are based on a long-term average of actual company experience.  This assumption is updated quarterly to reflect recent experience as it emerges.  Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization.  Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization.  Generally, life mortality experience has been improving in recent years.  However, changes to the mortality assumptions in future periods could have a significant adverse or favorable effect on the results of operations.

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and universal life policies contracts DAC balance was $3.5 billion at June 30, 2010.  The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%.  This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality
June 30, 2010
(In Millions)

Increase/(Reduction) in DAC
Decrease in future mortality by 1%	$36
Increase in future mortality by 1%	(41)

A significant assumption in the amortization of DAC and VOBA on variable life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the fees earned, costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, as well as other sources of profit.  This applies to variable life policies to a lesser degree.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At June 30, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (12.9% net of product weighted average Separate Account fees) and 0% (-2.1% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  Unless there is a sustained interim deviation, AXA Financial Group’s long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of June 30, 2010, current projections of future average gross market returns assume a 0% annualized return for the next quarter, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after four quarters.

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

The variable annuity contracts DAC balance was $4.5 billion at June 30, 2010.  The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return
June 30, 2010
(In Millions)

Increase/(Reduction) in DAC
Decrease in future rate of return by 1%	$(42)
Increase in future rate of return by 1%	(24)

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

Total goodwill recognized in the consolidated balance sheet of AXA Financial at December 31, 2009 was $4.77 billion, comprised of amounts assigned to its two reporting units: $368.7 million related to the Financial Advisory/Insurance segment, principally arising from the MONY Acquisition, and $4.40 billion related to the Investment Management segment, primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units.  At December 31, 2009, these reporting units had fair values that exceeded their carrying amounts and consequently, goodwill was not impaired.  At June 30, 2010, the total carrying value of goodwill was $4.77 billion.  During the first six months of 2010, no events occurred or circumstances changed from year-end 2009 that more likely than not would have reduced the fair values of AXA Financial’s reporting units below their carrying values.

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

The following presents a summary of other intangible assets as of June 30, 2010 and December 31, 2009 related to the MONY Acquisition:

Intangible Assets Subject to Amortization
(In Millions)

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2010:
Insurance distribution network	$26.0	$(14.5)	$11.5

December 31, 2009
Insurance distribution network	$26.0	$(12.6)	$13.4

For second quarter and the first six months of 2010 and 2009, respectively, total amortization expense related to these intangible assets was $.6 million, $1.2 million, $.6 million and $1.2 million.  Intangible assets amortization expense is estimated at $2.4 million annually.  The insurance distribution network intangible assets related to the MONY Acquisition are amortized on a straight-line basis with an estimated useful life of 10-20 years.

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

Intangible assets related to the Investment Management segment principally consist of costs assigned to investment management contracts acquired in connection with the Bernstein Acquisition and purchases of AllianceBernstein Units, less accumulated amortization recognized on a straight-line basis over their estimated useful life of approximately 20 years.  The gross carrying amount and accumulated amortization of these intangible assets were $841.7 million and $366.9 million, respectively, at June 30, 2010 and $841.7 million and $348.6 million, respectively, at December 31, 2009.  Amortization expense related to these AllianceBernstein intangible assets totaled $8.9 million, $18.3 million, $9.5 million and $18.7 million for second quarter and the six months ended June 30, 2010 and 2009, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $22.0 million.

Each quarter, AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Significant assumptions used to estimate the expected cash flows from the investment management contracts are updated to reflect management’s consideration of current market conditions and expectations made with respect to customer account attrition and asset growth rates.  At June 30, 2010 and December 31, 2009, AllianceBernstein determined that these intangible assets were not impaired.

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

For second quarter and the first six months of 2010, respectively, AXA Financial recognized net periodic cost of $63.1 million and $126.3 million related to its qualified and non-qualified pension plans and $1.7 million and $3.4 million related to its postretirement benefits plans.  Each component of net periodic pension and postretirement benefits cost is based on AXA Financial Group’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs.  Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Financial Group to measure its pension and postretirement benefits obligations reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under AXA Financial Group’s pension and postretirement benefits plans are discounted using a published high-quality bond yield curve.  A discount rate assumption of 6.00% was used by AXA Financial Group to measure each of these benefits obligations at December 31, 2009 and to estimate 2010 net periodic cost.  A 100 BP change in the discount rate assumption would have impacted AXA Financial Group’s net periodic cost for the first six months of 2010 as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Pension and Post- Retirement Net Periodic Cost
Sensitivity – Discount Rate
For the Six Months Ended June 30, 2010
(In Millions)

	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
100 BP increase in discount rate	$(9.8)	$(1.2)
100 BP decrease in discount rate	9.6	1.2

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and MONY Life and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 10%-15% equity real estate and other investments.  Prior to this change, the target asset mix included equity securities, fixed maturities and real estate at 65%, 25% and 10%, respectively.  Certain qualified pension plans of AXA Financial Group have developed hedging strategies to lessen downside equity risk.  In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans.  At January 1, 2010, the beginning of the 2010 measurement year, the fair value of AXA Financial Group’s plan assets was $1.67 billion.  Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted AXA Financial Group’s net periodic cost for first six months of 2010 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

Net Periodic Pension Cost
Sensitivity – Rate of Return
For the Six Months Ended June 30, 2010
(In Millions)

Increase/(Decrease) in Net Periodic Pension Cost
100 BP increase in expected rate of return	$(9.4)
100 BP decrease in expected rate of return	9.4

Note 8 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of AXA Financial Group (excluding AllianceBernstein) and of AllianceBernstein to their qualified pension plans, including amounts expected to be contributed for 2010.  Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

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

Impairments and Valuation Allowances

The assessment of whether OTTIs have occurred is performed quarterly by AXA Financial Group’s Investments Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons.  The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months; and (iii) equity securities for which fair value has declined and remained below cost by 20% or greater or remained below cost for a period of 6 months or greater.  Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.

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

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process.  The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process.  A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.  The loan specific portion of the loss allowance is based on AXA Financial Group's assessment as to ultimate collectability of loan principal and interest.  Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment.  When quoted prices in active markets are not available, AXA Financial Group estimates fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques.  For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data.  When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment.   Substantially the same approach is used by AXA Financial Group to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.

As required by the accounting guidance, AXA Financial Group categorizes its assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 to the Consolidated Financial Statements – Fair Value Disclosures.

Income Taxes

Income taxes represent the net amount of income taxes that AXA Financial Group expects to pay to or receive from various taxing jurisdictions in connection with its operations. AXA Financial Group provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.  The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction.  Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.  Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies.  AXA Financial Group’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

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

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements, included elsewhere herein, for a discussion of recently adopted accounting pronouncements, including guidance on consolidation of VIEs and investments held through Separate Accounts, and a discussion of recently issued accounting pronouncements.

INTRODUCTION

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

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity and interest rate markets.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility.

The table below shows, for the second quarter and the first six months of 2010 and 2009 and the year ended December 31, 2009, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2010	2009	2010	2009	2009
	(In Millions)

Income (loss) on free-standing derivatives (1)	$3,141.5	$(4,069.4)	$2,804.5	$(4,095.5)	$(6,955.4)
Increase (decrease) in fair value of GMIB reinsurance contracts (2)	621.5	(417.7)	585.9	(719.9)	(1,004.6)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (3)	(668.6)	549.3	(714.3)	456.3	533.8
Total	$3,094.4	$(3,937.8)	$2,676.1	$(4,359.1)	$(7,426.2)

(1)	Reported in Net investment income (loss) in the consolidated statement of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statement of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statement of earnings (loss)

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narrative that follows discusses the results for second quarter and the six months ended June 30, 2010 compared to the comparable 2009 periods’ results.

AXA Financial, Inc.
Consolidated Results of Operations
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Universal life and investment-type product policy fee income	$813.8	$783.6	$1,588.5	$1,512.4
Premiums	383.2	361.3	772.8	737.0
Net investment income (loss):
Investment income (loss) from derivative instruments	3,141.5	(4,069.4)	2,804.5	(4,095.5)
Other investment income	815.4	742.8	1,599.4	1,252.9
Total net investment income (loss)	3,956.9	(3,326.6)	4,403.9	(2,842.6)
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(52.4)	(86.1)	(96.5)	(113.6)
Portion of loss recognized in other comprehensive income	3.0	3.3	6.2	3.3
Net impairment losses recognized	(49.4)	(82.8)	(90.3)	(110.3)
Other investment gains, net	2.6	2.3	27.0	199.0
Total investment (losses) gains, net	(46.8)	(80.5)	(63.3)	88.7
Commissions, fees and other income	925.7	866.4	1,893.7	1,705.2
Increase (decrease) in fair value of reinsurance contracts	621.5	(417.7)	585.9	(719.9)
Total revenues	6,654.3	(1,813.5)	9,181.5	480.8

Policyholders’ benefits	1,499.2	182.1	2,401.0	1,118.1
Interest credited to policyholders’ account balances	246.9	279.4	512.3	569.1
Compensation and benefits	559.4	596.0	1,177.4	1,164.8
Commissions	238.0	221.1	459.2	485.2
Distribution related payments	71.0	55.1	137.8	103.0
Amortization of deferred sales commissions	12.2	13.8	24.3	28.7
Interest expense	93.4	75.6	188.3	152.2
Amortization of deferred policy acquisition costs and value of business acquired	1,170.3	(168.4)	1,103.2	(49.5)
Capitalization of deferred policy acquisition costs	(236.4)	(240.7)	(455.0)	(544.7)
Rent expense	65.0	68.1	143.7	143.4
Amortization of other intangible assets	9.5	10.1	19.4	19.8
Other operating costs and expenses	287.3	270.2	562.2	556.0
Total benefits and other deductions	4,015.8	1,362.4	6,273.8	3,746.1

Earnings (loss) from continuing operations before income taxes	2,638.5	(3,175.9)	2,907.7	(3,265.3)
Income tax (expense) benefit	(890.1)	1,180.8	(812.5)	1,237.8

Earnings (loss) from continuing operations, net of income taxes	1,748.4	(1,995.1)	2,095.2	(2,027.5)
Loss from discontinued operations, net of income taxes	-	(1.6)	-	(3.5)

Net earnings (loss)	1,748.4	(1,996.7)	2,095.2	(2,031.0)
Less: net earnings attributable to the noncontrolling interest	(42.8)	(69.0)	(102.5)	(73.8)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$1,705.6	$(2,065.7)	$1,992.7	$(2,104.8)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net earnings attributable to the AXA Financial Group in second quarter 2010 was $1.71 billion, a difference of $3.77 billion from the $2.07 billion of net loss attributable to AXA Financial Group during second quarter 2009.

Net earnings attributable to the noncontrolling interest was $42.8 million in second quarter 2010 as compared to $69.0 million in the 2009 quarter.  The decrease was due to lower AllianceBernstein earnings in the 2010 quarter partially offset by a higher noncontrolling interest ownership percentage.

Total enterprise net earnings of $1.75 billion were reported in second quarter 2010, an increase of $3.75 billion from the $2.00 billion of net loss reported for second quarter 2009.

Income tax expense in second quarter 2010 was $890.1 million compared to the income tax benefit of $1.18 billion in second quarter 2009.  The change from quarter to quarter was primarily due to the earnings in second quarter 2010 as compared to the loss in the 2009 quarter

Earnings from continuing operations before income taxes were $2.64 billion for second quarter 2010, an increase of $5.81 billion from the $3.17 billion in pre-tax loss reported for the year earlier quarter.  The Financial Advisory/Insurance segment’s earnings from continuing operations were $2.56 billion in second quarter 2010, $5.85 billion higher than the 2009 quarter’s loss of $3.29 billion.  This increase was primarily due to net investment income as compared to losses and an increase rather than a decrease in the fair value of reinsurance contracts, offset by higher DAC amortization and higher policyholder benefits.  The Investment Management segment’s earnings from continuing operations were $78.1 million in second quarter 2010, $36.8 million lower than in the 2009 quarter principally due to investment losses, net as compared to investment gains, net in the 2009 quarter and higher distribution related payments partially offset by higher investment advisory and services fees and distribution revenues.

Total consolidated revenues for AXA Financial Group were $6.65 billion for second quarter 2010, an increase of $8.47 billion from the $1.18 billion of negative revenues in the 2009 quarter principally due to the increase of $8.50 billion in the Financial Advisory segment partially offset by a $38.8 million decrease from the Investment Management segment.  The increase of Financial Advisory/Insurance segment revenues in the 2010 quarter was principally due to the increase as compared to  decrease in the fair value of reinsurance contracts accounted for as derivatives ($621.5 million versus $(417.7) million in the respective 2010 and 2009 quarterly periods) and investment income from derivatives of $3.14 billion as compared to investment losses of $4.07 billion in second quarter 2009.  The Investment Management segment’s decrease of $38.8 million to $690.4 million in revenues for second quarter 2010 as compared to $729.2 million in the 2009 quarter primarily was due to $47.0 million of net investment losses as compared to $70.1 million in net investment income in second quarter 2009 partially offset by $64.6 million higher investment advisory and services fees and $18.9 million higher distribution revenues income at AllianceBernstein in the 2010 quarter.

Consolidated total benefits and expenses were $4.02 billion in second quarter 2010, $2.65 billion higher than the $1.36 billion in second quarter 2009.  The Financial Advisory/Insurance segment’s total expenses were $3.41 billion in second quarter 2010 as compared to the $757.1 million in second quarter 2009 while total expenses for the Investment Management segment for the 2010 quarter were $612.3 million, $2.0 million lower than the $614.3 million in expenses in the 2009 comparable quarter.  The Financial Advisory/Insurance segment’s increase was principally due to higher amortization of DAC and higher policyholders’ benefits in the 2010 quarter.  The slight decrease in total expenses for the Investment Management segment in second quarter 2010 resulted from the increase in distribution related payments being offset by lower other operating expenses and lower compensation and benefits at AllianceBernstein.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net earnings attributable to the AXA Financial Group in the first half of 2010 was $1.99 billion, a difference of $4.09 billion from the $2.10 billion of net loss attributable to AXA Financial Group during the first half of 2009.

Net earnings attributable to the noncontrolling interest was $102.5 million in the first half of 2010 as compared to $73.8 million in the 2009 period.  The increase was due to higher AllianceBernstein earnings and a higher noncontrolling interest ownership interest.

Total enterprise net earnings of $2.10 billion were reported in the first half of 2010, an increase of $4.13 billion from the $2.03 billion of net loss reported for the first half of 2009.

Income tax expense in the first half of 2010 was $812.5 million compared to the income tax benefit of $1.24 billion in the first six months of 2009.  The increase in income tax expense was primarily due to the increase in pre-tax income partially offset by a tax benefit of $148.4 million in first quarter 2010 primarily due to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein Units.  It is expected that there will continue to be a reduction of related taxes in future periods, but to a far lesser degree.  The tax benefit for the first six months of 2009 included a $15.1 million amount related to the release of tax audit reserves held by the Investment Management segment.

Earnings from continuing operations before income taxes were $2.91 billion for the first half of 2010, an increase of $6.17 billion from the $3.26 billion in pre-tax loss reported for the year earlier period.  The Financial Advisory/Insurance segment’s earnings from continuing operations were $2.71 billion in the first half of 2010, $6.10 billion higher than the 2009 period’s loss of $3.39 billion.  This increase was primarily due to net investment income as compared to losses and an increase rather than a decrease in the fair value of reinsurance contracts, offset by higher DAC amortization, and higher policyholder benefits.  The Investment Management segment’s earnings from continuing operations were $191.3 million in the first six months of 2010, $65.3 million higher than in the 2009 period, principally due to higher investment advisory and services fees and distribution revenues partially offset by investment losses as compared to gains, higher distribution related payments and higher compensation and benefits at AllianceBernstein in the 2010 period.

Total consolidated revenues were $9.18 billion in first six months of 2010, an increase of $8.70 billion from the $480.8 million reported in the 2009 period.  The Financial Advisory/Insurance segment reported an $8.61 billion increase in its revenues to $7.77 billion as compared to its $835.2 million of negative revenues in the first half of 2009 while the Investment Management segment’s increase was $89.6 million to $1.42 billion in the first half of 2010 as compared to $1.33 billion in the prior year’s comparable period.  The increase in the Financial Advisory/Insurance segment’s revenues in the 2010 period was principally due to investment income from derivatives of $2.80 billion as compared to investment losses of $4.10 billion in the first six months of 2009 and an increase as compared to  a decrease in the fair value of reinsurance contracts accounted for as derivatives ($585.9 million versus $(719.9) million in the respective 2010 and 2009 six month periods).  The Investment Management segment’s $1.42 billion in revenues for the first half of 2010 as compared to $1.33 billion in the 2009 period primarily was due to $131.9 million higher investment advisory and services fees and $41.2 million higher distribution revenues income at AllianceBernstein partially offset by $50.8 million of net investment losses as compared to $31.2 million in net investment gains.

Consolidated total benefits and expenses were $6.27 billion in the first half of 2010, an increase of $2.52 billion from the $3.75 billion total for the comparable period in 2009.  The Financial Advisory/Insurance segment’s total expenses were $5.06 billion, an increase of $2.50 billion from the first half of 2009’s total of $2.56 billion.  The Financial Advisory/Insurance segment’s increase was principally due to higher amortization of DAC and higher policyholders’ benefits in the 2010 periods.  Total expenses for the Investment Management segment for the first six months of 2010 were $1.23 billion, $24.3 million higher than the $1.20 billion in expenses in the 2009 period.  Total expenses for the Investment Management segment were $24.3 million higher during the first half of 2010 as higher distribution related payments and higher compensation and benefits at AllianceBernstein were partially offset by lower other operating costs and expenses.

RESULTS OF OPERATIONS BY SEGMENT

Financial Advisory / Insurance Segment

Financial Advisory / Insurance
 Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

Universal life and investment-type product policy fee income	$813.8	$783.6	$1,588.5	$1,512.4
Premiums	383.2	361.3	772.8	737.0
Net investment income (loss):
Investment income (loss) from derivative instruments	3,142.9	(4,070.8)	2,806.0	(4,094.1)
Other investment income	849.7	665.4	1,625.3	1,204.3
Total net investment income (loss)	3,992.6	(3,405.4)	4,431.3	(2,889.8)
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(52.4)	(86.1)	(96.5)	(113.6)
Portion of losses recognized in other comprehensive income	3.0	3.3	6.2	3.3
Net impairment losses recognized	(49.4)	(82.8)	(90.3)	(110.3)
Other investment gains (losses) net	6.6	(6.0)	27.2	183.2
Total investment (losses) gains, net	(42.8)	(88.8)	(63.1)	72.9
Commissions, fees and other income	202.3	232.2	458.5	452.2
Increase (decrease) in fair value of reinsurance contracts	621.5	(417.7)	585.9	(719.9)
Total revenues	5,970.6	(2,534.8)	7,773.9	(835.2)

Policyholders’ benefits	1,499.2	182.1	2,401.0	1,118.1
Interest credited to policyholders’ account balances	246.9	279.4	512.3	569.1
Compensation and benefits	226.0	258.8	504.2	502.3
Commission costs	238.0	221.1	459.2	485.2
Interest expense	82.5	64.1	166.7	128.5
Amortization of DAC and VOBA	1,170.3	(168.4)	1,103.2	(49.5)
Capitalization of DAC	(236.4)	(240.7)	(455.0)	(544.7)
Rent expense	19.7	21.6	45.5	46.3
Amortization of other intangible assets, net	.6	.6	1.2	1.2
All other operating costs and expenses	164.4	138.5	322.2	300.7
Total benefits and other deductions	3,411.2	757.1	5,060.5	2,557.2

Earnings (Loss) from Continuing Operations before Income Taxes	$2,559.4	$(3,291.9)	$2,713.4	$(3,392.4)

Three Months ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Revenues

In second quarter 2010, the Financial Advisory/Insurance segment’s revenues increased by $8.50 billion to $5.97 billion from negative revenues of $2.53 billion in the comparable 2009 quarter.  The revenue increases for the segment were principally due to an increase in the fair value of the reinsurance contracts as compared to the decrease during the comparable 2009 quarter and net investment income in second quarter 2010 as compared to net investment loss in the 2009 quarter.

Policy fee income totaled $813.8 million in second quarter as compared to $783.6 million in second quarter 2009.  The increase resulted from higher fees earned on higher average Separate Account balances due primarily to market appreciation.

The $21.9 million increase in premiums to $383.2 million in second quarter 2010 as compared to $361.3 million in the 2009 quarter was primarily due to $16.1 million higher term life insurance premiums, a $6.1 million increase in premiums assumed and a $3.1 million decrease in premium ceded partially offset by $7.9 million lower premiums for traditional life policies in the Closed Blocks.

Net investment income increased $7.40 billion to $3.99 billion in second quarter 2010 from the $3.41 billion of net losses reported in the 2009 quarter.  The increase was the net effect of the $7.21 billion increase in the investment income from derivative instruments and the $184.3 million increase in other investment income.  The Financial Advisory/Insurance segment reported income from derivative instruments of $3.14 billion as compared to losses of $4.07 billion in the 2009 quarter.  Other investment income increased to $849.7 million in second quarter 2010 primarily due to the respective increases of $121.6 million and $66.7 million of investment income from equity limited partnerships and mark-to-market gains on trading account securities.

Investment losses, net totaled $42.8 million in second quarter 2010 as compared to $88.8 million in the prior year’s comparable quarter.  The Financial Advisory/Insurance segment’s loss of $49.4 million in second quarter 2010 as compared to $82.8 million in the 2009 quarter was due to lower writedowns on fixed maturities and higher gains from the sale of fixed maturities, $4.0 million in second quarter 2010 as compared to $0.8 million in the year earlier quarter.

In second quarter 2010, there was a $621.5 million increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to the $417.7 million decrease in their fair value in second quarter 2009; both periods’ changes reflected equity market fluctuations; however, the 2009 decrease was primarily driven by the increase in interest rates while the 2010 increase primarily resulted from the decrease in interest rates.

Benefits and Other Deductions

Total benefits and other deductions increased $2.65 billion in second quarter 2010 to $3.41 billion principally due to the Financial Advisory/Insurance segment’s $1.32 billion increase in policyholders’ benefits and the $1.34 billion increase in DAC and VOBA amortization in the 2010 quarter  to $1.17 billion.

Policyholders’ benefits totaled $1.50 billion, an increase of $1.32 billion from the $182.1 million reported for second quarter 2009.  The increase was principally due to the $959.4 million increase in GMDB/GMIB reserves (due to an increase of $546.8 million in the 2010 quarter as compared to a decrease of $412.6 in the comparable 2009 quarter), as well as the $258.5 million increase related to the GWBL reserve.

Interest credited to policyholders’ account balances decreased $32.5 million in second quarter 2010 to $246.9 million primarily due to lower average policyholders’ account balances and lower crediting rates.

For second quarter 2010, commissions in the Financial Advisory/Insurance segment totaled $238.0 million, an increase of $16.9 million from the comparable 2009 quarter principally due to an increase in premiums, primarily for term products.

Interest expense rose $18.4 million to $82.5 million in second quarter 2010 as compared to $64.1 million in the comparable 2009 quarter.  The Financial Advisory/Insurance segment’s increase was due to increased interest  on loans from affiliates resulting from higher fixed interest rates on borrowings from AXA and AXA affiliates.

DAC and VOBA amortization was $1.17 billion in second quarter 2010, a change of $1.34 billion from the negative $168.4 million reported in the corresponding 2009 quarter.  Second quarter 2010 had significant hedge income from negative equity market performance and decreasing interest rates, resulting in positive amortization for the Accumulator® product.  Conversely, second quarter 2009 had hedge losses resulting from positive equity market performance resulting in negative amortization in that quarter.  These gains and losses are not fully offset by changes in GMDB and GMIB reserves.  Amortization from all other products was positive for both quarters.

DAC capitalization totaled $236.4 million, a decrease of $4.3 million from the $240.7 million reported in first quarter 2009 primarily due to a $6.0 million decrease in deferrable operating expenses that was partially offset by $1.7 million higher capitalization of  first year commissions.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Revenues

In the first six months of 2010, the Financial Advisory/Insurance segment’s revenues increased $8.61 billion to $7.77 billion from negative revenues of $835.2 million in the 2009 period.  The revenue increase for this segment was principally due to an increase in the fair value of the reinsurance contracts as compared to a decrease during the comparable 2009 period and net investment income in the 2010 period as compared to net investment losses in the first half of 2009 partially offset by investment losses, net in the first half of 2010 as compared to net investment gains in the first six months of 2009.

Policy fee income totaled $1.59 billion in the first six months of 2010, $76.1 million higher than for the 2009 period.  This increase resulted from higher fees earned on higher average Separate Account balances due primarily to market appreciation.

The $35.8 million increase in premiums to $772.8 million in the first half of 2010 as compared to $737.0 million in the 2009 period was primarily due to $34.5 million higher term life insurance premiums, a $5.3 million increase in premiums assumed and a $4.3 million decrease in premium ceded partially offset by $15.9 million lower premiums for traditional life policies in the Closed Blocks.

Net investment income increased $7.32 billion to $4.43 billion in the first six months of 2010 from the $2.89 billion of net losses reported in the 2009 period.  The increase was the net effect of the $6.90 billion increase in the investment income from derivative instruments and the $421.0 million increase in other investment income.  The Financial Advisory/Insurance segment reported income from derivative instruments of $2.81 billion as compared to losses of $4.09 billion in the 2009 period due to market fluctuations.  Other investment income increased to $1.63 billion in the 2010 period primarily due to $269.6 million and $149.1 million of higher investment income from equity limited partnerships and mark-to-market gains on trading account securities.

Investment losses, net totaled $63.1 million in the first six months of 2010 as compared to net gains of $72.9 million in the prior year’s comparable period.  The Financial Advisory/Insurance segment’s loss in the 2010 period was due to lower writedowns on fixed maturities ($90.3 million in the first half of 2010 as compared to $110.3 million in the 2009 period) offset by $30.7 million of gains from the sale of fixed maturities, down from $190.5 million of gains in the year earlier period.

In the first six months of 2010, there was a $585.9 million increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to the $719.9 million decrease in their fair value in the first half of 2009; both periods’ changes reflected equity market fluctuations; however, the 2009 decrease was primarily driven by the increase in interest rates while the 2010 increase primarily resulted from the decrease in interest rates.

Benefits and Other Deductions

Total benefits and other deductions increased $2.50 billion in the first half of 2010 to $5.06 billion principally due to the Financial Advisory/Insurance segment’s $1.28 billion increase in policyholders’ benefits and the $1.15 billion increase in DAC and VOBA amortization in 2010 to $1.10 billion.

Policyholders’ benefits totaled $2.40 billion, an increase of $1.28 billion from the $1.12 billion reported for the first six months of 2009.  The increase was principally due to the $914.0 million increase in GMDB/GMIB reserves (due to an increase of $606.9 million in the 2010 period as compared to a decrease of $307.1 in the comparable 2009 period), as well as the $256.7 million increase related to the GWBL reserve.

Interest credited to policyholders’ account balances decreased $56.8 million in the first half of 2010 to $512.3 million primarily due to lower average policyholders’ account balances and lower crediting rates.

For the first half of 2010, commissions in the Financial Advisory/Insurance segment totaled $459.2 million, a decrease of $26.0 million from the comparable 2009 period principally due to lower sales of variable annuity products.

Interest expense rose $38.2 million to $166.7 million in the first six months of 2010 as compared to $128.5 million in the comparable 2009 period.  The Financial Advisory/Insurance segment’s increase was due to increased interest on loans from affiliates resulting from higher fixed interest rates on borrowings from AXA and AXA affiliates for the comparable six month periods.

DAC and VOBA amortization was $1.10 billion in first half of 2010, a change of $1.15 billion from the negative $49.5 million reported in the corresponding 2009 period.  The first half of 2010 had hedge gains from negative equity market performance and decreasing interest rates, resulting in positive amortization for the Accumulator® product.  Conversely, the first six months of 2009 had hedge losses from positive equity market performance resulting in negative amortization for the Accumulator® product.  These gains and losses are not fully offset by changes in GMDB and GMIB reserves.  Amortization from all other products was positive for both periods.

DAC capitalization totaled $455.0 million, a decrease of $89.7 million from the $544.7 million reported in the first six months of 2009 primarily due to $68.8 million lower first year commissions and a $20.9 million decrease in deferrable operating expenses due to lower sales of variable annuity products.

Premiums and Deposits.

The following table lists sales for major insurance product lines and mutual funds.  Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

Retail:
Annuities
First year	$769.7	$818.9	$1,466.7	$1,850.1
Renewal	602.0	570.2	1,197.7	1,105.8
	1,371.7	1,389.1	2,664.4	2,955.9
Life(1)
First year	70.2	57.4	137.1	132.3
Renewal	569.7	597.3	1,149.3	1,183.5
	639.9	654.7	1,286.4	1,315.8
Other(2)
First year	3.4	3.2	6.2	5.5
Renewal	60.6	55.0	128.2	124.2
	64.0	58.2	134.4	129.7

Total retail	2,075.6	2,102.0	4,085.2	4,401.4

Wholesale:
Annuities
First year	416.2	579.4	713.7	1,969.5
Renewal	125.1	68.9	247.1	121.6
	541.3	648.3	960.8	2,091.1
Life(1)
First year	36.3	35.3	67.3	72.2
Renewal	163.7	155.5	326.7	307.2
	200.0	190.8	394.0	379.4

Other	.4	.4	.9	1.1

Total wholesale	741.7	839.5	1,355.7	2,471.6

Total Premiums and Deposits	$2,817.3	$2,941.5	$5,440.9	$6,873.0
Total Mutual Fund Sales	$1,278.2	$896.7	$2,404.4	$1,580.6

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Includes through AXA Advisors’ advisory accounts.

Total premiums and deposits for insurance and annuity products for the first half of 2010 were $5.44 billion, a decrease of $1.43 billion from the $6.87 billion in the 2009 period while total first year premiums and deposits decreased $1.64 billion to $2.39 billion in the first six months of 2010 from $4.03 billion in the first half of 2009.  The annuity lines’ first year premiums and deposits decreased $1.64 billion to $2.18 billion due to a $1.68 billion decrease in sales of variable annuities ($1.28 billion in the wholesale and $400.8 million in the retail channels) due to the high level of sales in first quarter 2009 preceding the launch of a redesigned Accumulator® product with reduced benefits.  First year premiums and deposits for life insurance products were essentially unchanged, as the $16.2 million decrease in sales of variable and interest-sensitive life insurance products in the wholesale channel was offset by the $3.3 million increase in variable and interest sensitive life insurance sales in the retail channel and the $11.2 million increase in first year term life insurance sales in the wholesale channel.

Changes to certain of the Insurance Group’s insurance product features, which were made primarily in 2009, including, e.g., guarantee features, pricing and/or Separate Account investment options, have impacted the sales of certain annuity and life insurance products offered by the Insurance Group, adversely affecting sales in the first half of 2010, particularly in the wholesale channel, and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to review, develop and modify its existing product offerings and has introduced new products with a view towards increasing the diversity of its product portfolio and driving profitable growth while managing risk.  For example, AXA Equitable recently launched Retirement Cornerstone(SM), an innovative variable annuity that offers two platforms, one of which offers guaranteed lifetime income based on a floating rate design and the other of which offers a wide array of investment options with traditional annuitization benefits based solely on non-guaranteed account performance in the retail channel.

As conditions in the insurance products marketplace, capital markets and economy continue to evolve, the Insurance Group may need to make further adjustments to its product offerings.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines.   Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals
(Dollars In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,		Rates(1) Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009

Annuities	$1,443.2	$1,279.2	$2,908.8	$2,675.0	6.5%	7.2%
Variable and interest-sensitive life	214.6	242.9	436.8	504.2	4.3	5.4
Traditional life	148.3	159.9	299.6	333.3	4.0	4.4
Total	$1,806.1	$1,682.0	$3,645.2	$3,512.5

(1)					Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during 2010 and 2009, respectively.

Surrenders and withdrawals increased $132.7 million, from $3.51 billion in the first half of 2009 to $3.65 billion for the first six months of 2010.  There was a $233.8 million increase in individual annuities surrenders and withdrawals, with decreases of $67.4 million and $33.7 million reported for the variable and interest sensitive traditional life insurance lines, respectively.  The annualized annuities surrender rate decreased to 6.5% in the first six months of 2010 from 7.2% in the comparable 2009 period.  The individual life insurance products’ annualized surrender rate decreased from 5.0% in the first half of 2009 to 4.2% in the 2010 period.  The surrender and withdrawal rates described above continue to fall within the range of expected experience except that the surrender rates for variable annuities with GMDB and GMIB guarantees at certain policy durations have been below the range of expected experience.  If these lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.

Investment Management

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Investment advisory and services fees(1)	$512.7	$448.1	$1,025.0	$893.1
Bernstein research services	117.2	110.8	227.9	216.5
Distribution revenues	83.5	64.6	163.8	122.6
Other revenues(1)	28.0	27.3	54.3	51.2
Commissions, fees and other income	741.4	650.8	1,471.0	1,283.4

Investment (losses) income	(45.8)	71.5	(48.9)	34.3
Less: interest expense to finance trading activities	(1.2)	(1.4)	(1.9)	(3.1)
Net investment (losses) income	(47.0)	70.1	(50.8)	31.2

Investment (losses) gains, net	(4.0)	8.3	(.2)	15.8
Total revenues	690.4	729.2	1,420.0	1,330.4

Expenses:
Compensation and benefits	333.5	337.3	673.4	662.7
Distribution related payments	71.0	55.1	137.8	103.0
Amortization of deferred sales commissions	12.2	13.8	24.3	28.7
Interest expense	10.9	12.0	21.6	24.2
Rent expense	45.3	46.5	98.2	97.1
Amortization of other intangible assets, net	8.9	9.5	18.2	18.6
Other operating costs and expenses	130.5	140.1	255.2	270.1
Total expenses	612.3	614.3	1,228.7	1,204.4

Earnings from Continuing Operation before Income Taxes	$78.1	$114.9	$191.3	$126.0

(1)	Included fees earned by AllianceBernstein totaling $18.5 million, $16.8 million, $36.9 million and $32.0 million for services provided to the Insurance Group.

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for second quarter 2010 were $78.1 million, $36.8 million lower than the $114.9 million of earnings in second quarter 2009.

 The Investment Management segment’s revenues for second quarter 2010 were $690.4 million, a decrease of $38.8 million from the $729.2 million reported in second quarter 2009.

Investment advisory and services fees are the largest component of the Investment Management segment’s revenues. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client.  Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

Investment advisory and services fees include base fees and performance fees.  For second quarter 2010, investment advisory and services fees increased by $64.6 million from second quarter 2009 primarily due to higher average assets under management ("AUM") across all three distribution channels (Institutional Investments, Retail and Private Client).  The $35.7 million and $33.8 million increases in base investment advisory and services fees in the Retail and Private Client channels were partially offset by a $7.0 million decrease for the Institutional channel. Performance fees increased from $0.9 million in second quarter 2009 to $3.0 million in the 2010 quarter.

In second quarter 2010, the Bernstein research revenues increased $6.4 million over the corresponding 2009 quarter primarily due to higher U.S. trading revenues of $3.8 million, resulting from higher shares traded, and higher U.S. options trading revenues of $3.1 million.

The distribution revenues for second quarter 2010 increased $18.9 million to $83.5 million as compared to $$64.6 million in the corresponding prior year quarter  due to higher Retail average mutual fund AUM.

Net investment (losses) income consisted of dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts, and realized and unrealized (losses) gains on trading and other investments.  The $117.1 million decrease to $47.0 million in net investment losses as compared to $70.1 million in net gains in second quarter 2009 was primarily due to the $36.8 million of realized and unrealized losses on trading account securities related to deferred compensation plan obligations in the respective 2010 period as compared to $63.1 million net gains in the comparable 2009 quarter.  In addition, there was a $15.9 million decline from $6.9 million in investment income to $9.0 million of losses in second quarter 2010 primarily due to equity losses from joint ventures.

The $12.3 million decrease to $4.0 million in investment losses, net in second quarter 2010 principally resulted from losses on sales of investments as compared to gains in the year earlier quarter.

Expenses

The Investment Management segment’s total expenses were $612.3 million in second quarter 2010, showing a $2.0 million decrease from the comparable 2009 quarter.

For second quarter 2010, employee compensation and benefits expense was $333.5 million as compared to $337.3 million in the respective 2009 quarter.  The $3.8 million decrease was principally due to the $17.8 million decrease in incentive compensation due to lower deferred compensation expense resulting from mark-to-market losses on related investments.  Commission expense for second quarter 2010 increased by $1.5 million primarily due to higher retail sales volume.  The $4.5 million increase for second quarter 2010 in base compensation, fringe benefits and other employment costs at AllianceBernstein was primarily due to higher recruitment and severance costs offset by lower salaries.

The distribution related payments increase of $15.9 million in second quarter 2010 resulted from higher average Retail Services assets under management and was generally in line with the increase in distribution revenues.

The decrease of $9.6 million in other operating costs and expenses for second quarter 2010 was primarily the result lower class action settlement expenses and lower foreign exchange losses.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first six months of 2010 were $191.3 million, an increase of $65.3 million from $126.0 million in the prior year’s comparable period.

The Investment Management segment’s revenues totaled $1.42 billion in the first half of 2010, an increase of $89.6 million from $1.33 billion in the first half of 2009, as higher investment advisory and services fees, Bernstein research services and distribution revenues were partially offset by lower investment results.

Investment advisory and services fees include base fees and performance fees.  In the first six months of 2010, investment advisory and services fees totaled $1.03 billion, an increase of $131.9 million from the $893.1 million in the 2009 period.  The increase in base investment advisory and services fees were primarily due to increases in average AUM across all three distribution channels (Institutional Investments, Retail and Private Client).   Partially offsetting the increase was the $7.5 million decrease in performance fees from $13.2 million in the first half of 2009 to $5.7 million in the 2010 period.

In the first six months of 2010, the Bernstein research revenues increased $11.4 million to $227.9 million from $216.5 million in the corresponding 2009 period.  The increase reflected higher European revenues of $7.4 million, resulting from higher values of securities traded, and higher U.S. options trading revenues of $6.2 million.

The distribution revenues for the first six months of 2010 increased $41.2 million as compared to the corresponding prior year period due to higher Retail average mutual fund AUM.

Net investment (losses) income consisted principally of dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts and realized and unrealized (losses) gains on trading and other investments.  The $82.0 million decrease to an net investment loss of $50.8 million in the first half of 2010 was primarily due to the $25.6 million of realized and unrealized loss on trading account securities related to deferred compensation plan obligations in the 2010 period as compared to $34.8 million in gains in the comparable 2009 period.  In addition, there was a $23.2 million equity loss from joint ventures in the first six months of 2010 as compared to a $0.9 million in income in the first half of 2009.

The decrease in the first six months of 2010 of $16.0 million to $0.2 million in investment losses, net resulted from net losses on sales of investments as compared to net gains of $15.8 million in the comparable 2009 period.

Expenses

The Investment Management segment’s total expenses were $1.23 billion in the first half of 2010, an increase of $24.3 million from the $1.20 billion in the 2009 period as higher distribution related payments and compensation and benefits were partially offset by a decrease in other operating expenses.

For the first six months of 2010, employee compensation and benefits expenses were $673.4 million as compared to $662.7 million in the first half of 2009.  The $10.7 million increase in the first six months of 2010 was principally due to the $16.9 million increase in incentive compensation due to higher deferred compensation expense and cash compensation.  Commission expense for the first half of 2010 increased by $1.8 million primarily due to higher retail sales volume.  These increases were partially offset by the $14.4 million decrease for the 2010 period in base compensation, fringe benefits and other employment costs at AllianceBernstein primarily due to lower severance and salaries offset by higher recruitment.

The distribution related payments increased $34.8 million to $137.8 million in the first six months of 2010 from $103.0 million in the year earlier period  primarily as a result of higher average Retail Services assets under management; the payment increase was generally in line with the increase in distribution revenues.

The $14.9 million decrease in other operating costs and expenses to $255.2 million for the first half of 2010 was primarily due to lower foreign exchange losses and lower class action settlement expenses.

Fees and Assets Under Management.

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management
(In Millions)

	Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2010	2009	2010	2009

FEES
Third party	$495.2	$432.1	$990.0	$862.2
General Account and other	9.4	9.1	18.8	18.1
Insurance Group Separate Accounts	8.2	6.9	16.2	12.8
Total Fees	$512.8	$448.1	$1,025.0	$893.1

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$401,591	$394,830
General Account and other	35,795	35,959
Insurance Group Separate Accounts	20,317	16,162
Total AllianceBernstein	457,703	446,951

Insurance Group
General Account and other(2)	30,549	22,066
Insurance Group Separate Accounts	60,902	58,284
Total Insurance Group	91,451	80,350

Total by Account:
Third party(1)	401,591	394,830
General Account and other(2)	66,344	58,025
Insurance Group Separate Accounts	81,219	74,446
Total Assets Under Management	$549,154	$527,301

(1)
Includes $51.08 billion and $48.77 billion of assets managed on behalf of AXA affiliates at June 30, 2010 and 2009, respectively.  Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of AXA Financial not managed by AllianceBernstein, principally policy loans, totaling approximately $25.14 billion and $16.33 billion at June 30, 2010 and 2009, respectively, and mortgages and equity real estate totaling $5.41 billion and $5.74 billion at June 30, 2010 and 2009, respectively.

Fees for assets under management increased 14.4% and 14.8% during second quarter and the first half of 2010, respectively, from the comparable 2009 periods as a result of the continued growth in assets under management for third parties and the Separate Accounts.  Total assets under management increased $21.85 billion, primarily due to higher General Account and other in the Insurance Group and higher third party assets under management at AllianceBernstein.  The AllianceBernstein growth in the first half of 2010 was principally due to market appreciation.  General Account and other assets under management increased $8.32 billion from the first six months of 2009.  The $6.77 billion increase in Insurance Group Separate Account assets under management at June 30, 2010 as compared to June 30, 2009 resulted from increases in EQAT’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at June 30, 2010 totaled $457.7 billion as compared to $447.0 billion at June 30, 2009 as market appreciation of $51.6 billion was partially offset by net outflows of $40.9 billion.  The gross inflows of $21.2 billion, $32.9 billion and $8.5 billion in Institutional Investment, Retail and Private Client channels, respectively, partially offset the outflows of $59.2 billion, $33.5 billion and $10.8 billion, respectively.  In the past four quarters, net flows have improved in all three distribution channels.  At June 30, 2010, non-US clients accounted for 37% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  In the past four quarters, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows. There was a $16.6 billion decrease in Value Equity to $139.2 billion at June 30, 2010 as the $18.2 billion of market appreciation and $12.1 million of new investments were more than offset by the $46.9 billion of net long-term outflows.  Growth Equity assets under management totaled $74.5 billion, $9.7 billion lower than its June 30, 2009 balance due to $26.7 billion in net outflows that were partially offset by $10.2 billion in market appreciation and $6.8 billion of new investments.  Assets under management in Fixed Income products increased $33.1 billion to $198.5 billion between June 30, 2009 and June 30, 2010 as $38.4 billion in new investments and $17.9 billion in market appreciation were partially offset by $23.2 billion in net outflows.  The $3.9 billion increase in Other assets under management to $45.5 billion resulted from $5.3 billion in market appreciation and new investments offset by $6.7 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management increased $44.2 billion in second quarter 2010 to $481.7 billion with increases of $11.8 billion, $23.6 billion and $8.8 billion in the Institutional Investment, Retail and Private Client channels, respectively,  and increases of $3.0 billion. $1.5 billion, $31.9 billion and $7.8 billion in the respective Value Equity, Growth Equity, Fixed Income and Other services categories.  Average assets under management totaled $483.7 billion for the six months ended June 30, 2010.  The respective increases for the Institutional, Retail and Private Client channels were $16.7 billion, $24.7 billion and $8.8 billion while the average AUM increases for the Value Equity, Growth Equity, Fixed Income and Other categories were $7.0 billion, $4.6 billion, $29.4 billion and $9.2 billion, respectively.

GENERAL ACCOUNTS INVESTMENT PORTFOLIO

The Insurance Group’s consolidated investment portfolio is composed of the General Account investment portfolios of the Financial Advisory/Insurance segment as well as the investment assets of AXA Financial (the “Holding Company”) and its distribution and non-operating subsidiaries (together, the “Holding Company Group”).  The General Account Investment Assets (“GAIA”) portfolio consists of a well diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans, equity securities and other invested assets.

The General Accounts’ portfolios and investment results support the insurance and annuity liabilities of the Financial Advisory/Insurance segment’s business operations.  The following table reconciles the consolidated balance sheet asset amounts to GAIA.

General Account Investment Assets
June 30, 2010
(In Millions)

Balance Sheet Captions:	Balance Sheet Total(3)	Other (1)	Holding Company Group (2)	GAIA (4)

Fixed maturities, available for sale, at fair value	$41,770.8	$57.3	$1.0	$41,712.5
Mortgage loans on real estate	4,891.3	(396.6)	-	5,287.9
Equity real estate, held for the production of income	517.9	(.3)	408.9	109.3
Policy loans	4,950.9	1.5	-	4,949.4
Other equity investments	1,674.2	245.2	-	1,429.0
Trading securities	2,441.9	490.5	-	1,951.4
Other invested assets	2,520.1	2,517.9	-	2.2
Total investments	58,767.1	2,915.5	409.9	55,441.7
Cash and cash equivalents	6,943.7	688.5	295.5	5,959.7
Short-term and long-term debt	(1,409.3)	1,245.9	(1,128.4)	(1,526.8)
Total	$64,301.5	$4,849.9	$(423.0)	$59,874.6

(1)
Assets listed in the “Other” category principally consist of assets held in portfolios other than the Holding Company Group and the General Account which are not managed as part of GAIA, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses).  The “Other” category is deducted in arriving at GAIA.

(2)
The “Holding Company Group” category includes that group’s assets, which are not managed as part of General Account Investment Assets.  The “Holding Company Group” category is deducted in arriving at General Account Investment Assets.  At June 30, 2010, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009 with a carrying value of $408.9 million.

(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

Investment Results By Asset Category
(In Millions)

	Three Months Ended June 30,				Year Ended December
	2010		2009		31, 2009
	Yield (1)	Amount	Yield	Amount	Amount
Fixed Maturities:
Investment grade
Income	5.31%	$503.3	5.57%	$514.7
Ending assets		38,890.3		38,005.4	$38,960.7
Below investment grade
Income	6.94%	56.0	6.62%	50.3
Ending assets		3,263.7		3,108.5	2,898.3
Mortgages:
Income	6.98%	89.6	6.59%	84.0
Ending assets		5,281.1		5,461.2	5,328.1
Equity Real Estate:
Income	27.40%	6.3	25.09%	16.5
Ending assets		110.3		87.8	99.0
Other Equity Investments:
Income	8.02%	27.6	(20.25)%	(77.1)
Ending assets		1,430.9		1,326.6	1,295.6
Policy Loans:
Income	6.40%	79.2	6.45%	80.5
Ending assets		5,100.2		5,144.7	5,130.5
Cash and Short-term Investments:
Income	.08%	.8	.36%	4.8
Ending assets		4,899.3		3,716.7	2,259.7
Trading Securities:
Income	31.97%	112.4	(56.80)%	(9.2)
Ending assets		1,958.5		87.8	1,447.7
Other Invested Assets:
Income	-	-	-	-
Ending assets		2.2		-	-

Total Invested Assets:
Income	6.18%	875.2	4.80%	664.5
Ending Assets		60,936.5		56,938.7	57,419.6

Debt and Other:
Interest expense and other	7.09%	(26.5)	7.09%	(26.5)
Ending assets (liabilities)		(1,535.7)		(1,535.7)	(1,535.7)

Total:
Investment income	6.03%	848.7	4.57%	638.0
Less: investment fees	(.11)%	(15.8)	(.11)%	(15.7)
Investment Income, Net	5.92%	$832.9	4.46%	$622.3
Ending Net Assets		$59,400.8		$55,403.0	$55,883.9

	Six Months Ended June 30,
	2010		2009
	Yield (1)	Amount	Yield (1)	Amount
Fixed Maturities:
Investment grade
Income	5.30%	$1,003.4	5.56%	$1,027.4
Ending assets(2)		38,890.3		38,005.4
Below investment grade
Income	6.69%	107.3	6.63%	83.2
Ending assets(2)		3,263.7		3,108.5
Mortgages:
Income	6.98%	179.7	6.62%	167.9
Ending assets(3)		5,281.1		5,461.2
Equity Real Estate:
Income(4)	24.36%	11.0	26.42%	34.9
Ending assets(4)		110.3		87.8
Other Equity Investments:
Income	10.80%	71.8	(25.23)%	(197.1)
Ending assets(5)		1,430.9		1,326.6
Policy Loans:
Income	6.41%	158.9	6.41%	160.0
Ending assets(6)		5,100.2		5,144.7
Cash and Short-term Investments:
Income	.15%	2.3	.56%	18.1
Ending assets(7)		4,899.3		3,716.7
Trading Securities:
Income	20.62%	139.9	(56.80)%	(9.2)
Ending assets(8)		1,958.5		87.8
Other Invested Assets:
Income	-	-	-	-
Ending assets		2.2		-

Total Invested Assets:
Income	5.86%	1,674.2	4.69%	1,285.2
Ending Assets		60,936.5		56,938.7

Debt and Other:
Interest expense and other	7.09%	(53.0)	7.09%	(53.0)
Ending assets (liabilities)(9)		(1,535.7)		(1,535.7)

Total:
Investment income	5.85%	$1,621.2	4.38%	$1,232.2
Less: investment fees	(.12)%	(30.9)	(.11)%	(28.8)
Investment Income, Net	5.73%	$1,590.3	4.27%	$1,203.4
Ending Net Assets		$59,400.8		$55,403.1

(1)
Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

(2)
Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $(61.6) million, $(0.5) million and $0 million, and include accrued income of $495.2 million, $486.6 million and $485.8 million, amounts due from securities sales of $5.4 million, $28.5 million and $0.2 million and other assets of $2.3 million, $2.3 million and $2.3 million at June 30, 2010 and 2009 and December 31, 2009, respectively.

(3)
Mortgage investment assets include accrued income of $39.2 million, $43.3 million and $38.0 million and are adjusted for related escrow and other liability balances of $(46.0) million, $(52.6) million and $(47.2) million at June 30, 2010 and 2009 and December 31, 2009, respectively.

(4)
Equity real estate carrying values included accrued income of $2.5 million, $(1.7) million and $1.7 million and were adjusted for related liability balances of $(1.5) million, $(1.6) million and $(1.6) million as of June 30, 2010 and 2009 and December 31, 2009, respectively.

(5)	Other equity investment assets included accrued income and pending trade settlements of $1.9 million, $1.9 million and $8.5 million at June 30, 2010 and 2009 and December 31, 2009, respectively.
(6)	Policy loan asset values include accrued income of $150.8 million, $153.7 million and $158.6 million at June 30, 2010 and 2009 and December 31, 2009, respectively.
(7)
Cash and short-term investment assets include net payables from collateral movements of $(994.1) million, $(491.8) million and $198.7 million and were adjusted for unsettled trades, cash in transit and accrued income of $(66.2) million, $(4.8) million and $1.3 million at June 30, 2010 and 2009 and December 31, 2009, respectively.

(8)	Trading securities include ending accrued income of $7.1 million, $1.3 million and $4.0 million at June 30, 2010 and 2009 and December 31, 2009, respectively.
(9)	Debt and other includes accrued expenses of $8.9 million, $8.9 million and $8.9 million at June 30, 2010 and 2009 and December 31, 2009, respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations.  At June 30, 2010, 76.1% of the fixed maturity portfolio was publicly traded.  At June 30, 2010, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $2.2 billion.  The General Account has no exposure to the sovereign debt of Greece, Portugal, Iceland or the Republic of Ireland.  The total exposure to Eurozone sovereign debt is $10.0 million at June 30, 2010.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry (1)
(In Millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010:
Corporate securities:(2)
Finance	$8,513.0	$354.0	$66.8	$8,800.2
Manufacturing	6,811.1	611.7	23.3	7,399.5
Utilities	4,707.7	364.6	12.2	5,060.1
Services	4,623.3	377.1	6.1	4,994.3
Energy	1,942.3	165.4	4.8	2,102.9
Retail and wholesale	1,550.8	130.5	6.6	1,674.7
Transportation	816.8	81.9	4.7	894.0
Other	6.6	1.0	-	7.6
Total corporate securities	28,971.6	2,086.2	124.5	30,933.3
U.S. government	5,217.4	71.0	45.8	5,242.7
Commercial mortgage-backed	2,221.5	1.8	749.5	1,473.8
Residential mortgage-backed(3)	2,103.9	109.3	.1	2,213.1
Preferred stock	1,959.6	17.7	219.8	1,757.4
State & municipal	506.1	16.9	9.4	513.6
Foreign government	390.3	53.9	.1	444.1
Asset-backed securities	342.1	16.4	17.0	341.5
Total	$41,712.5	$2,373.2	$1,166.2	$42,919.5

At December 31, 2009:
Corporate securities:(2)
Finance	$9,014.4	$228.4	$168.2	$9,074.6
Manufacturing	6,967.5	385.6	52.9	7,300.2
Utilities	4,533.3	218.0	32.8	4,718.5
Services	4,276.8	252.4	13.2	4,516.0
Energy	2,013.5	142.5	1.7	2,154.3
Retail and wholesale	1,279.6	66.3	10.4	1,335.5
Transportation	755.5	51.2	12.4	794.3
Other	182.6	7.3	.2	189.7
Total corporate securities	29,023.2	1,351.7	291.8	30,083.1
U.S. government	4,209.0	23.1	281.2	3,950.9
Commercial mortgage-backed	2,439.1	2.2	659.0	1,782.3
Residential mortgage-backed(3)	2,456.0	59.8	.2	2,515.6
Preferred stock	2,145.5	8.5	310.1	1,843.9
State & municipal	467.3	7.4	19.3	455.4
Foreign government	325.8	35.4	.3	360.9
Asset-backed securities	304.7	11.5	23.1	293.1
Total	$41,370.6	$1,499.6	$1,585.0	$41,285.2

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Reflects $1,094.2 million of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”).  NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s.  As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date.  Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $2.9 billion, or 6.99%, of the total fixed maturities at June 30, 2010 and $2.7 billion, or 6.5%, of the total fixed maturities at December 31, 2009.  Below investment grade fixed maturities represented 68.4% and 38.9% of the gross unrealized losses at June 30, 2010 and December 31, 2009, respectively. The increase in below investment grade fixed maturity securities is due to credit migration on existing securities, rather than new originations or purchases.

Public Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010
1	Aaa, Aa, A	$20,892.9	$1,249.1	$175.3	$21,966.7
2	Baa	9,354.2	611.5	106.0	9,859.7
	Investment grade	30,247.1	1,860.6	281.3	31,826.4

3	Ba	1,217.8	10.7	116.1	1,112.4
4	B	241.1	0.8	44.5	197.4
5	C and lower	15.2	-	3.2	12.0
6	In or near default	17.5	3.6	.7	20.4
	Below investment grade	1,491.6	15.1	164.5	1,342.2
Total Public Fixed Maturities		$31,738.7	$1,875.7	$445.8	$33,168.6

At December 31, 2009
1	Aaa, Aa, A	$20,773.6	$763.0	$487.6	$21,049.0
2	Baa	9,644.3	427.7	226.9	9,845.1
	Investment grade	30,417.9	1,190.7	714.5	30,894.1

3	Ba	1,168.2	8.2	130.1	1,046.3
4	B	270.7	-	56.0	214.7
5	C and lower	16.2	-	6.2	10.0
6	In or near default	36.9	3.0	.1	39.8
	Below investment grade	1,492.0	11.2	192.4	1,310.8
Total Public Fixed Maturities		$31,909.9	$1,201.9	$906.9	$32,204.9

(1)
Includes, as of June 30, 2010 and December 31, 2009 respectively, 1 security with amortized cost of $3.0 million (fair value, $2.9 million) and 0 securities that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010
1	Aaa, Aa, A	$4,582.8	$235.0	$28.7	$4,789.1
2	Baa	3,965.0	243.8	59.1	4,149.7
	Investment grade	8,547.8	478.8	87.8	8,938.8

3	Ba	598.8	6.5	137.2	468.1
4	B	546.5	7.1	300.6	253.0
5	C and lower	206.0	.9	141.4	65.5
6	In or near default	74.7	4.2	53.4	25.5
	Below investment grade	1,426.0	18.7	632.6	812.1
Total Private Fixed Maturities		$9,973.8	$497.5	$720.4	$9,750.9

At December 31, 2009
1	Aaa, Aa, A	$4,279.4	$138.3	$72.0	$4,345.7
2	Baa	3,976.8	142.9	181.9	3,937.8
	Investment grade	8,256.2	281.2	253.9	8,283.5

3	Ba	642.3	6.4	158.1	490.6
4	B	450.8	5.7	210.2	246.3
5	C and lower	86.7	.7	55.2	32.2
6	In or near default	24.7	3.7	.7	27.7
	Below investment grade	1,204.5	16.5	424.2	796.8
Total Private Fixed Maturities		$9,460.7	$297.7	$678.1	$9,080.3

(1)
Includes, as of June 30, 2010 and December 31, 2009 respectively, 17 securities with amortized cost of $683.1 million (fair value, $688.8 million) and 15 securities with amortized cost of $148.1 million (fair value, $153.9 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2010
1	Aaa, Aa, A	$15,640.6		$1,218.0	$21.6	$16,837.0
2	Baa	12,186.9		839.5	52.6	12,973.8
	Investment grade	27,827.5		2,057.5	74.2	29,810.8

3	Ba	967.2		14.3	40.4	941.0
4	B	159.5		7.2	8.2	158.5
5	C and lower	5.0		-	.7	4.3
6	In or near default	12.4		7.2	1.0	18.6
	Below investment grade	1,144.1		28.7	50.3	1,122.4
Total Corporate Fixed Maturities		$28,971.6		$2,086.2	$124.5	$30,933.3

At December 31, 2009
1	Aaa, Aa, A	$15,736.5	(1)	$765.7	$63.5	$16,438.7
2	Baa	11,945.6		561.7	134.1	12,373.2
	Investment grade	27,682.1		1,327.4	197.6	28,811.9

3	Ba	1,137.7		11.9	75.7	1,073.9
4	B	166.4		5.7	16.6	155.5
5	C and lower	8.4		-	1.2	7.2
6	In or near default	28.6		6.7	.7	34.6
	Below investment grade	1,341.1		24.3	94.2	1,271.2
Total Corporate Fixed Maturities		$29,023.2		$1,351.7	$291.8	$30,083.1

(1)	Reflects $1,097.9 million of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.

Asset-backed Securities

At June 30, 2010, the amortized cost and fair value of asset backed securities held were $342.0 million and $341.5, respectively; at December 31, 2009, those amounts were $304.7 million and $293.1 million, respectively.  At June 30, 2010, the amortized cost and fair value of asset backed securities collateralized by sub prime mortgages were $66.8 million and $56.9, respectively.  At that same date, the amortized cost and fair value of asset backed securities collateralized by non sub prime mortgages were $79.0 million and $80.3 million, respectively.

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

Commercial Mortgage-Backed Securities
June 30, 2010
(In Millions)

	Moody’s Agency Rating
Vintage	Aaa	Aa	A	Baa	Ba and Below	Total Amortized Cost	Total December 31, 2009
At amortized cost:
2004	$62.8	$25.6	$109.0	$183.7	$82.7	$463.8	$594.5
2005	80.3	130.6	168.1	185.6	236.5	801.1	822.4
2006	-	-	4.7	124.8	421.2	550.7	575.8
2007	9.9	-	11.4	-	384.6	405.9	446.5
Total CMBS	$153.0	$156.2	$293.2	$494.1	$1,125.0	$2,221.5	$2,439.2

At fair value:
2004	$60.6	$25.6	$106.5	$169.4	$73.1	$435.2	$554.1
2005	73.6	121.4	149.5	158.4	152.4	655.3	681.5
2006	-	-	3.6	96.0	179.3	278.9	327.3
2007	2.6	-	4.8	-	97.0	104.4	219.4
Total CMBS	$136.8	$147.0	$264.4	$423.8	$501.8	$1,473.8	$1,782.3

Mortgages

Investment Mix

As of June 30, 2010 and December 31, 2009, approximately 8.83% and 9.52%, respectively, of GAIA were in commercial and agricultural mortgage loans.  The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2010	December 31, 2009
	(In Millions)

Commercial mortgage loans	$3,796.5	$3,815.9
Agricultural mortgage loans	1,522.9	1,539.8

Total Mortgage Loans	$5,319.4	$5,355.7

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality.  The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2010		December 31, 2009
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(In Millions)
By Region:
U.S. Regions:
Pacific	$1,461.6	27.5%	$1,420.2	26.5%
South Atlantic	717.4	13.5	733.9	13.7
Middle Atlantic	1,130.6	21.2	1,186.3	22.2
East North Central	677.6	12.7	685.9	12.8
West South Central	359.2	6.8	339.1	6.3
Mountain	466.1	8.8	467.5	8.7
New England	60.2	1.1	62.4	1.2
West North Central	376.8	7.1	392.1	7.3
East South Central	69.9	1.3	68.3	1.3

Total Mortgage Loans	$5,319.4	100.0%	$5,355.7	100.0%

By Property Type:
Industrial buildings	$538.7	10.1%	$519.4	9.7%
Retail stores	492.1	9.3	504.7	9.4
Office buildings	1,642.9	30.9	1,661.3	31.0
Apartment complexes	791.7	14.9	796.1	14.9
Other	54.0	1.0	54.5	1.0
Hospitality	277.1	5.2	279.9	5.2
Agricultural properties	1,522.9	28.6	1,539.8	28.8

Total Mortgage Loans	$5,319.4	100.0%	$5,355.7	100.0%

As of June 30, 2010, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 76% while the agricultural mortgage loans weighted average loan-to-value ratio was 44%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and
Debt Service Coverage Ratios
June 30, 2010
(In Millions)

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

0% - 50%	$285.0	$84.0	$197.8	$329.1	$193.7	$97.3	$1,186.9
50% - 70%	233.2	144.3	304.3	829.8	164.9	55.3	1,731.8
70% - 90%	115.6	199.7	413.5	551.5	143.3	8.2	1,431.8
90% plus	10.5	-	113.8	128.0	460.6	256.0	968.9
Total Commercial and Agricultural Mortgage Loans	$644.3	$428.0	$1,029.4	$1,838.4	$962.5	$416.8	$5,319.4

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination as of June 30, 2010.

Mortgage Loans by Year of Origination

	June 30, 2010
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2010	$138.9	2.6%
2009	598.6	11.2
2008	386.5	7.3
2007	1,088.7	20.5
2006	841.9	15.8
2005 and prior	2,264.8	42.6

Total Mortgage Loans	$5,319.4	100.0%

At June 30, 2010 and December 31, 2009, respectively, $5.9 million and $ 7.2 million of mortgage loans were classified as problem loans while $222.0 million and $188.0 million were classified as potential problem loans.  There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves.  The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated.  There were no valuation allowances for agricultural mortgages at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In Millions)

Balances, beginning of year	$18.3	$-
Additions charged to income	13.8	18.8
Deductions for writedowns and asset dispositions	(.6)	(.5)

Balances, End of Period	$31.5	$18.3

Other Equity Investments

At June 30, 2010, private equity partnerships, hedge funds and real-estate related partnerships were 96.6% of total other equity investments.  These interests, which represent 2.3% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year.  The portfolio is actively managed to control risk and generate investment returns over the long term.  As demonstrated by the negative mark to market investment income returns in 2009 followed by positive returns in 2010, returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	June 30, 2010	December 31, 2009
	(In Millions)

Common stock	$49.2	$72.0
Joint ventures and limited partnerships:
Private equity	1,048.0	967.9
Hedge funds	246.6	260.1
Real estate related	85.2	91.0

Total Other Equity Investments	$1,429.0	$1,391.0

Trading Securities

At June 30, 2010 and December 31, 2009, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repurchase agreements with amortized costs of $1.91 billion and $1.49 billion and fair values of $1.95 billion and $1.44 billion.  The repurchase agreements are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  During second quarter and the first half of 2010 and full year 2009, the Insurance Group’s maximum outstanding repurchase agreements were $1.91 billion, $2.05 billion and $3.76 billion, respectively.  There are no repurchase agreements that are treated as sales.

Off Balance Sheet Transactions

At June 30, 2010 and December 31, 2009, the Insurance Group was not a party to any off balance sheet transactions.

Derivatives

The Insurance Group has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders account balances would support.  The Insurance Group uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions.  The Insurance Group does not currently use credit derivatives.  For both GMDB and GMIB, the Insurance Group retains basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, the Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  The Insurance Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.  Reinsurance contracts covering GMIB exposure and the GWBL features are both considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under the U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into the first half of 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  In the first quarter of 2010 an anticipatory hedge program was initiated to protect against declining interest rates and with respect to projected variable annuity sales through third quarter 2010.

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

Derivative Instruments by Category
At June 30, 2010

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported in Net (Loss) Earnings
	(In Millions)
Freestanding derivatives
Equity contracts(1):
Futures	$10,944.5	$-	$-	$464.8
Swaps	1,444.3	98.6	-	231.0
Options	1,000.3	40.1	-	(11.8)

Interest rate contracts(1):
Floors	15,000.0	361.6	-	125.9
Swaps	9,962.0	777.5	60.4	1,063.6
Futures	15,109.1		-	899.6
Swaptions	1,414.0	95.1	-	33.6

Other:
Currency contracts	-	-	-	-

Net investment income				2,806.7

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,566.5	-	585.9

GWBL features(3)	-	-	178.7	(138.2)

Balances, June 30, 2010	$54,874.2	$2,939.4	$239.1	$3,254.4

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

Fixed maturities	$(45.4)	$(80.7)	$(59.6)	$81.5
Other equity investments	7.1	(.1)	9.6	(.6)
Derivatives	-	-	-	-
Other	(4.5)	(6.7)	(13.2)	(6.7)
Total	$(42.8)	$(87.5)	$(63.2)	$74.2

The following table further describes the net realized gains/losses, net for Fixed maturities:

Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$101.6	$10.2	$145.1	$201.9
Other	-	-	-	-
Total gross realized investment gains	101.6	10.2	145.1	201.9
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(49.4)	(81.5)	(90.3)	(109.0)
Gross losses on sales and maturities	(97.6)	(9.4)	(114.4)	(11.4)
Credit related losses on sales	-	-	-	-
Other	-	-	-	-
Total gross realized investment losses	(147.0)	(90.9)	(204.7)	(120.4)
Total	$(45.4)	$(80.7)	$(59.6)	$81.5

The following table set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (1)	2009	2010 (1)	2009
	(In Millions)
Fixed maturities:
Public fixed maturities	$(.9)	$(73.5)	$(11.6)	$(96.3)
Private fixed maturities	(48.5)	(8.0)	(78.7)	(12.7)
Total fixed maturities	(49.4)	(81.5)	(90.3)	(109.0)
Equity securities	(.1)	-	(.3)	(.3)
Other invested assets	-	-	-	-
Total	$(49.5)	$(81.5)	$(90.6)	$(109.3)

(1)
For the second quarter and first half of 2010 excludes $3.1 million and $6.3 million, respectively, of other-than-temporary impairments recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At June 30, 2010 and June 30, 2009, respectively, the $(90.3) million and $(111.1) million in other-than-temporary impairments on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer.  In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.  The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity management is focused around a centralized funds management process.  This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity.  Funds are managed through a banking system designed to reduce float and maximize funds availability.  The derivative transactions used to hedge the Insurance Group’s variable annuity products are integrated into AXA Financial’s overall liquidity process; forecast potential payments and collateral calls during the life of and at the settlement of each derivative transaction are included in the cash flow forecast.  Information regarding liquidity needs and availability is reported by various departments and investment managers.  The information is used to produce forecasts of available funds and cash flow.  Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.

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

General Accounts Annuity Reserves and Deposit Liabilities
(Dollars in Millions)

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

Not subject to discretionary withdrawal provisions	$6,632.7	29.2%	$5,003.8	23.9%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	971.2	4.3	1,019.5	4.9
At contract value, less surrender charge of 5% or more	1,786.7	7.9	2,057.0	9.8
Subtotal	2,757.9	12.2	3,076.5	14.7

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	13,309.2	58.6	12,852.3	61.4

Total Annuity Reserves And Deposit Liabilities	$22,699.8	100.0%	$20,932.6	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $6.94 billion at June 30, 2010 increased $3.91 billion from $3.04 billion at December 31, 2009.  Cash inflows are primarily provided by operations, policyholder deposits, short-term financings, proceeds from sales of investments and borrowings from affiliates.  Significant cash outflows include purchases of investments, policyholder withdrawals, repayments of long- and short-term debt and borrowings and loans to affiliates.

Net cash provided by operating activities was $324.7 million in the first half of 2010 as compared to the $159.9 million of cash used in operating activities in the 2009 period.  The cash provided by operating activities in the 2010 period primarily resulted from net earnings of $2.10 billion in the first six months of 2010 as compared to a loss of $2.03 billion in the year earlier period, the decrease in DAC and VOBA of $648.2 million in the 2010 period as compared to the increase of $594.2 in the first half of 2009 and the increase in income taxes payable of $856.0 million versus the decrease of $1.38 billion in the year earlier period. Offsetting these positive effects were the $2.41 billion of income from derivative instruments in the first half of 2010 compared to the $4.21 billion in losses during the first half of 2009, the lower decrease in cash and segregated securities ($40.4 million as compared to $1.33 billion) and the $585.9 million increase in the fair value of reinsurance contracts in the first half of 2010 compared to the $719.9 million in the first six months of 2009.

Net cash provided by investing activities was $870.6 million while net cash used in investing activities totaled $6.13 billion in the first six months of 2009.  The change was principally due to positive cash settlements related to derivatives of $1.01 billion as compared to cash outflows of $4.11 billion in the comparable 2009 period.  There were net purchases of $692.9 million in the first half of 2010 as compared to $1.95 billion in the 2009 period.  The decrease in loans to affiliates was $488.5 higher, totaling $500.0 million in the first half of 2010 due to the repayment by AXA SA in the 2010 period.

Cash flows provided by financing activities increased $1.45 billion from $1.26 billion in the first half of 2009 to $2.71 billion in the 2010 period.  The impact of the net deposits to policyholders’ account balances was $1.31 billion and $609.5 million, respectively.  The 2009 period had two transactions that contributed $1.30 billion of cash: the $600.0 million sale of AllianceBernstein units and $700.0 million in proceeds from additional borrowings from affiliates.  The 2010 period included the $300.0 million repayment by AXF of its third-party debt.  Short-term financings increased $655.8 million in the first six months of 2010 while there was a $7.6 million decline in financings in the year earlier period.  Collateralized pledged liabilities increased $364.3 million in the first six months of 2010 while collateralized pledged assets decreased some $894.0 million in the 2010 period; there was a $612.0 decrease in collateralized pledged liabilities and no change in collateralized pledged assets in the corresponding 2009 period.

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

Sources of Liquidity

Sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third parties, including under AXA Financial’s bank credit facilities and commercial paper program, (iii) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds on investments and other assets.  Insurance subsidiaries may be restricted by operation of applicable insurance laws (particularly New York Insurance law in the case of AXA Equitable and MONY Life) from making dividend payments or their own need for funds.  In March 2010, $300 million of AXA Financial’s Senior Notes issued to third parties were repaid.  In August 2010, AXA Financial expects to repay an additional $480 million of its Senior Notes.  The remaining $350.0 million of Senior Notes mature in 2028.

In 2009 and during the first six months of 2010, AXA Financial received no dividends from AXA Equitable and MONY Life.

Existing Credit Facilities and Commercial Paper Programs

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  At June 30, 2010, $300 million was outstanding; the average balances outstanding during second quarter and the first six months of 2010 were $304 million and $204 million, respectively.  At December 31, 2009, no borrowings were outstanding.

AXA and certain of its subsidiaries, including AXA Financial, have a €3.50 billion global revolving credit facility and a $1.00 billion letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960.0 million available to AXA Bermuda.  At June 30, 2010, no borrowings were outstanding.

On June 29, 2010, AXA and AXA Financial entered into a credit agreement with Citibank International PLC, Citibank N.A.  The credit agreement calls for a $300 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $300.0 million is available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.  At June 30, 2010, no borrowings were outstanding.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €1.40 billion (or its equivalent in optional currencies).  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014.  At June 30, 2010, no borrowings were outstanding.

Debt Covenants, Compliance and the Absence of Material Adverse Changes

AXA Financial’s  senior debt have covenants regarding change of ownership and certain ratios.  There are no material adverse change (“MAC”) clauses in any of AXA Financial’s debt.  MAC clauses are specific covenants regarding material financial changes or rating changes that could result in a cancellation of the agreement or default.  At June 30, 2010, AXA Financial Group was not in breach of any long-term debt covenants.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Obama.  Among many other financial reforms, the Dodd-Frank Act will create a new framework for the regulation of the over-the-counter derivatives market, potentially affecting items such as capital requirements, margin, clearing and execution.  Many of the key terms of the derivatives legislation contained in the Dodd-Frank Act are either undefined or left to the regulators to determine through rulemaking.  Depending on the ultimate outcome of such rulemaking, complying with the new requirements could adversely affect the Insurance Group’s capital requirements and/or liquidity position and increase the cost of the Insurance Group’s hedging programs.

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2009, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2009 Form 10-K and Statutory Regulation, Capital and Dividends below.

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

Existing Credit Facilities and Commercial Paper Programs

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During second quarter 2009, Bermuda utilized $900.0 million under the facility; the entire amount was repaid during the quarter.  No amounts were outstanding under this AXA facility on June 30, 2010.

Guarantees and Other Commitments

The Insurance Group had approximately $2.20 billion of undrawn letters of credit related to reinsurance as well as $59.0 million of commitments under existing mortgage loan agreements at June 30, 2010.  For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.

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

For second quarter and the first half of 2010 and 2009, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $319.1 million, $299.3 million, $(167.2) million and $594.8 million.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $4,261.8 million, $5,536.1 million and $4,681.4 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.  The decrease in statutory surplus from March 31, 2010 was primarily due to an increase in the liability for non-admitted reinsurance reserve credits.

In the first half of 2010 and 2009, no shareholder dividends were paid by members of the Insurance Group to AXA Financial.

Members of the Insurance Group monitor their capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, increase the capital needed to support, among other things, the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.

AllianceBernstein

For the six months ended June 30, 2010 and 2009, respectively, cash flows included inflows of $8.10 million and zero, representing additional investments by AllianceBernstein Holdings with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $86.0 million and $0.7 million to fund deferred compensation plans.  Cash flows in the first half of 2010 and 2009, respectively, also included $170.2 million and $120.1 million from the net repayment of commercial paper.  Capital expenditures at AllianceBernstein were $3.7 million in the first six months of 2010 compared to $36.1 million in the 2009 period.  Net purchases of investments totaled $7.6 million in the 2009 period, there were $0.1 million of proceeds from net sales in the first half of 2010.  Cash distributions from AllianceBernstein totaled $341.9 million and $136.7 million for the first six months of 2010 and 2009, respectively.

At June 30, 2010 and 2009, respectively, AllianceBernstein had $79.0 million and $165.5 million under its commercial paper program outstanding; no amounts were outstanding under its revolving credit facility at both June 30, 2010 and 2009.  There were no SCB LLC borrowings outstanding at both June 30, 2010 and 2009.

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable in an amount equal to $100 million at a 9% per annum interest rate.  The credit line, which matures on October 15, 2010 or any later date agreed to by AXA Equitable, will be used to purchase real estate investments with the expectation that they will be transferred to a new real estate opportunity fund being established by AllianceBernstein.

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

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in the 2009 Form 10-K.

Item 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of June 30, 2010.

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

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)
None

Item 5.	Other Information
None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXA FINANCIAL, INC.

Date:	August 9, 2010	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 9, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer