Form 10-Q
period 2010-09-30
AXA FINANCIAL INC
filed 2010-11-10
CIK 888002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2010

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

Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[X]

As of November 10, 2010, 436,192,949 shares of the registrant’s Common Stock were outstanding.

AXA FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1:	Consolidated Financial Statements (Unaudited)
	• Consolidated Balance Sheets, September 30, 2010 and December 31, 2009	3
	• Consolidated Statements of (Loss) Earnings, Three Months and Nine Months Ended September 30, 2010 and 2009	5
	• Consolidated Statements of Equity, Nine Months Ended September 30, 2010 and 2009	7
	• Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2010 and 2009	8
	• Notes to Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	55

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	102

Item 4(T):	Controls and Procedures	102

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	103

Item 1A:	Risk Factors	103

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	103

Item 3:	Defaults Upon Senior Securities	103

Item 4:	(Removed and Reserved)	103

Item 5:	Other Information	103

Item 6:	Exhibits	104

SIGNATURES		105

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$44,131.8	$40,131.6
Mortgage loans on real estate	4,844.6	4,939.1
Equity real estate, held for the production of income	518.9	515.0
Policy loans	4,960.7	4,973.4
Other equity investments	1,690.4	1,681.0
Trading securities	3,414.5	1,928.5
Other invested assets	2,542.9	1,632.6
Total investments	62,103.8	55,801.2
Cash and cash equivalents	6,007.0	3,038.7
Cash and securities segregated, at fair value	740.3	985.7
Broker-dealer related receivables	1,302.5	1,087.6
Deferred policy acquisition costs	8,492.3	9,015.4
Goodwill and other intangible assets, net	5,243.2	5,271.8
Value of business acquired	392.4	448.3
Amounts due from reinsurers	4,299.6	4,237.1
Loans to affiliates	1,218.0	1,712.0
Other assets	4,974.2	4,097.9
Separate Accounts’ assets	88,375.5	86,129.2
Total Assets	$183,148.8	$171,824.9

LIABILITIES
Policyholders’ account balances	$27,842.8	$27,522.4
Future policy benefits and other policyholders liabilities	28,712.9	26,320.3
Broker-dealer related payables	3,132.9	1,788.4
Customers related payables	1,348.3	1,430.7
Short-term and long-term debt	1,554.7	1,581.4
Loans from affiliates	5,099.6	5,300.3
Income taxes payable	2,830.9	1,684.1
Other liabilities	7,436.9	5,827.2
Separate Accounts’ liabilities	88,375.5	86,129.2
Total liabilities	166,334.5	157,584.0

Commitments and contingent liabilities (Note 11)

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	September 30, 2010	December 31, 2009
	(In Millions)

EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	$3.9	$3.9
Capital in excess of par value	685.9	648.9
Retained earnings	12,977.5	11,401.1
Accumulated other comprehensive loss	(261.6)	(1,346.4)
Treasury shares, at cost	(23.8)	(34.3)
Total AXA Financial, Inc. equity	13,381.9	10,673.2
Noncontrolling interest	3,432.4	3,567.7
Total equity	16,814.3	14,240.9

Total Liabilities and Equity	$183,148.8	$171,824.9

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type
product policy fee income	$825.1	$800.4	$2,413.6	$2,312.8
Premiums	375.0	362.5	1,147.8	1,099.5
Net investment income (loss):
Investment (loss) income from
derivative instruments	(437.4)	(1,268.8)	2,366.2	(5,364.3)
Other investment income	884.5	900.2	2,484.8	2,153.1
Total net investment income (loss)	447.1	(368.6)	4,851.0	(3,211.2)
Investment losses, net:
Total other-than-temporary impairment losses	(179.9)	(113.2)	(276.4)	(226.8)
Portion of loss recognized in other
comprehensive income	11.3	.8	17.5	4.1
Net impairment losses recognized	(168.6)	(112.4)	(258.9)	(222.7)
Other investment gains, net	2.5	5.8	29.5	204.8
Total investment losses, net	(166.1)	(106.6)	(229.4)	(17.9)
Commissions, fees and other income	926.0	929.4	2,819.7	2,634.6
Increase (decrease) in fair value of
reinsurance contracts	308.0	(21.2)	893.9	(741.1)
Total revenues	2,715.1	1,595.9	11,896.6	2,076.7

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,855.2	735.2	4,256.2	1,853.3
Interest credited to policyholders’ account balances	277.1	290.2	789.4	859.3
Compensation and benefits	618.7	593.8	1,796.1	1,758.6
Commissions	232.0	207.7	691.2	692.9
Distribution related payments	72.5	61.8	210.3	164.8
Amortization of deferred sales commissions	11.7	13.4	36.0	42.1
Interest expense	88.1	72.6	276.4	224.8
Amortization of deferred policy acquisition costs
and value of business acquired	(40.8)	(19.4)	1,062.4	(68.9)
Capitalization of deferred policy acquisition costs	(226.5)	(213.9)	(681.5)	(758.6)
Rent expense	73.1	77.6	210.0	217.8
Amortization of other intangible assets	9.5	9.9	28.9	29.7
Other operating costs and expenses	353.2	240.9	922.2	800.1
Total benefits and other deductions	3,323.8	2,069.8	9,597.6	5,815.9

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS - CONTINUED
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

(Loss) earnings from continuing operations
before income taxes	$(608.7)	$(473.9)	$2,299.0	$(3,739.2)
Income tax benefit (expense)	216.1	205.8	(596.4)	1,443.6

(Loss) earnings from continuing operations,
net of income taxes	(392.6)	(268.1)	1,702.6	(2,295.6)
Losses from discontinued operations,
net of income taxes	-	(7.2)	-	(10.7)

Net (loss) earnings	(392.6)	(275.3)	1,702.6	(2,306.3)
Less: net earnings attributable to the
noncontrolling interest	(23.7)	(129.8)	(126.2)	(203.6)

Net (Loss) Earnings Attributable to AXA Financial	$(416.3)	$(405.1)	$1,576.4	$(2,509.9)

Amounts attributable to AXA Financial:
(Loss) earnings from continuing operations,
net of income taxes	$(416.3)	$(397.9)	$1,576.4	$(2,499.2)
Losses from discontinued operations,
net of income taxes	-	(7.2)	-	(10.7)

Net (Loss) Earnings Attributable to AXA Financial	$(416.3)	$(405.1)	$1,576.4	$(2,509.9)

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

EQUITY
AXA Financial, Inc. Equity:
Common stock, at par value, beginning of year and end of period	$3.9	$3.9

Capital in excess of par value, beginning of year	648.9	1,298.9
Sale of AllianceBernstein Units to noncontrolling interest	-	(619.4)
Changes in capital in excess of par value	37.0	9.9
Capital in excess of par value, end of period	685.9	689.4

Retained earnings, beginning of year	11,401.1	14,448.8
Net earnings (loss) attributable to AXA Financial, Inc.	1,576.4	(2,509.9)
Impact of implementing new accounting guidance, net of taxes	-	74.3
Retained earnings, end of period	12,977.5	12,013.2

Accumulated other comprehensive loss, beginning of year	(1,346.4)	(2,854.4)
Impact of implementing new accounting guidance, net of taxes	-	(74.3)
Other comprehensive income attributable to AXA Financial, Inc.	1,084.8	1,594.4
Accumulated other comprehensive loss, end of period	(261.6)	(1,334.3)

Treasury shares at cost, beginning of year	(34.3)	(58.3)
Changes in treasury shares	10.5	17.0
Treasury shares at cost, end of period	(23.8)	(41.3)

Total AXA Financial, Inc. equity, end of period	13,381.9	11,330.9

Noncontrolling interest, beginning of year	3,567.7	1,662.6
Purchase of AllianceBernstein Units by noncontrolling interest	4.5	1,552.9
Purchase of AllianceBernstein Put	-	135.0
Net earnings attributable to noncontrolling interest	126.2	203.6
Dividends paid to noncontrolling interest	(249.9)	(128.7)
Capital contributions	-	19.4
Other comprehensive income attributable to noncontrolling interest	12.7	33.4
Other changes in noncontrolling interest	(28.8)	23.7

Noncontrolling interest, end of period	3,432.4	3,501.9

Total Equity, End of Period	$16,814.3	$14,832.8

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings (loss)	$1,702.6	$(2,306.3)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Interest credited to policyholders’ account balances	789.4	859.3
Universal life and investment-type product policy fee income	(2,413.6)	(2,312.8)
Net change in broker-dealer customer related receivables/payables	(408.4)	(1,342.4)
(Income) loss on derivative instruments	(2,124.3)	5,364.3
Investment losses, net	229.4	17.9
Change in segregated cash and securities, net	245.4	1,298.3
Change in deferred policy acquisition costs and
value of business acquired	380.9	(827.6)
Change in future policy benefits	1,795.2	(572.0)
Change in income taxes payable	371.5	(1,480.7)
Contribution to pension plans	(223.5)	-
Change in accounts payable and accrued expenses	396.9	177.1
Non-cash real estate sublease charges	101.6	5.7
Amortization of deferred sales commission	36.0	42.1
Other depreciation and amortization	174.8	172.1
Amortization of other intangibles	28.9	29.7
Change in fair value of guaranteed minimum income benefit
reinsurance contracts	(893.9)	741.1
Other, net	6.1	(33.2)

Net cash provided by (used in) operating activities	195.0	(167.4)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and
mortgage loans on real estate	2,080.9	2,100.9
Sales of investments	16,738.4	9,296.3
Purchases of investments	(21,729.1)	(16,062.5)
Cash settlements related to derivative instruments	768.9	(3,986.7)
Change in short-term investments	(28.6)	217.9
Decrease in loans to affiliates	500.0	11.5
Increase in loans to affiliates	(6.0)	(1.5)
Change in capitalized software, leasehold improvements
and EDP equipment	(37.0)	(103.0)
Other, net	(50.8)	66.8

Net cash used in investing activities	(1,763.3)	(8,460.3)

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 - CONTINUED
(UNAUDITED)

	2010	2009
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,545.9	$2,945.9
Withdrawals and transfers to Separate Accounts	(594.1)	(2,187.6)
Sale of AllianceBernstein Units	-	600.0
Repayments of long-term debt	(780.0)	-
Change in short-term financing	813.8	(239.9)
Proceeds from loans from affiliates	-	1,600.0
Repayment of loans from affiliates	-	(900.0)
Increase in securities sold under agreements to repurchase	1,302.3	1,300.0
Decrease in collateralized pledged assets	850.6	-
Increase (decrease) in collateralized pledged liabilities	619.8	(713.9)
Distribution to non-controlling interests in consolidated subsidiaries	(249.9)	(128.7)
Other, net	28.2	64.6

Net cash provided by financing activities	4,536.6	2,340.4

Change in cash and cash equivalents	2,968.3	(6,287.3)
Cash and cash equivalents, beginning of year	3,038.7	10,061.2

Cash and Cash Equivalents, End of Period	$6,007.0	$3,773.9

Supplemental cash flow information
Interest Paid	$144.7	$83.5
Income Taxes Paid (Refunded)	$24.1	$(81.6)

See Notes to Consolidated Financial Statements.

 AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Financial Group for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Since March 2010, AllianceBernstein has engaged in open-market purchases of Holding Units to help fund its anticipated obligations under its incentive compensation award program.  During the third quarter 2010, AllianceBernstein purchased 1.9 million Holding Units for $49.3 million.  Through September 30, 2010, AllianceBernstein had purchased 4.9 million Holding Units for $135.4 million.  AllianceBernstein intends to continue to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010.  To fund these awards, Holding issued 0.4 million Holding Units and AllianceBernstein used 1.1 million Holding Units held in the consolidated rabbi trust.  There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010. The purchase of units and issuance of units resulted in an increase of $25.3 million in capital excess of par value with a corresponding $25.3 million decrease in noncontrolling interest.  At September 30, 2010 and December 31, 2009, AXA Financial Group’s economic interest in AllianceBernstein was 45.5% and 44.8%, respectively.  At September 30, 2010 and December 31, 2009, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 63.1% and 62.1%.

The terms “third quarter 2010” and “third quarter 2009” refer to the three months ended September 30, 2010 and 2009, respectively.  The terms “first nine months of 2010” and “first nine months of 2009” refer to the nine months ended September 30, 2010 and 2009, respectively.

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

Loss from continuing operations, net of income taxes, and Net loss attributable to AXA Financial for third quarter and first nine months of 2009 reflected increases of $0.8 million and $4.1 million respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

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

Also issued by the FASB in April 2010 was new guidance on stock compensation. This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades and that may be different from the functional currency of the issuer, the functional currency of the subsidiary-employer, or the payroll currency of the employee-recipient, should be considered an equity award assuming all other criteria for equity classification are met.  This guidance is effective for the first interim reporting period beginning after December 15, 2010.  Implementation of this guidance is not expected to have a material effect on AXA Financial Group’s consolidated financial statements as it is consistent with the policies and practices currently applied by AXA Financial Group in accounting for share-based-payment awards.

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses.  These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans.  Several new terms critical to the application of these disclosures, such as "portfolio segments" and "classes," were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for purpose of reporting this information.  Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the lending arrangement modification disclosures, that are effective in the first interim reporting period beginning after December 15, 2010, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010.  Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption. Management is currently evaluating the reporting impact of implementation.

In October 2010, the FASB issued new guidance for accounting for costs associated with acquiring or renewing   insurance contracts, which amends current accounting guidance for insurance companies, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are:

•	incremental direct costs of the contract acquisition (i.e., would not have been incurred had the acquisition activity not occurred),
•	a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or
•	direct-response advertising costs as defined in current accounting guidance for capitalized advertising costs.

An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. Management is currently evaluating the impact of adoption.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

September 30, 2010:
Fixed maturities:
Corporate	$28,615.3	$2,776.7	$61.3	$31,330.7	$-
U.S. Treasury, government
and agency(4)	5,294.3	151.1	19.9	5,425.5	-
States and political
subdivisions	546.3	30.5	4.0	572.8	-
Foreign governments	464.3	72.3	-	536.6	-
Commercial mortgage-backed	2,044.8	4.8	561.8	1,487.8	18.9
Residential mortgage-backed (1)	2,405.0	93.6	2.3	2,496.3	-
Asset-backed (2)	420.6	14.3	13.9	421.0	7.1
Redeemable preferred stock	1,908.0	32.0	78.9	1,861.1	-
Total Fixed Maturities	41,698.6	3,175.3	742.1	44,131.8	26.0

Equity securities	31.9	-	1.2	30.7	-

Total at September 30, 2010	$41,730.5	$3,175.3	$743.3	$44,162.5	$26.0

December 31, 2009
Fixed maturities:
Corporate	$27,863.3	$1,353.5	$291.8	$28,925.0	$.7
U.S. Treasury, government
and agency	4,213.5	23.2	281.2	3,955.5	-
States and political
subdivisions	467.3	7.4	19.3	455.4	-
Foreign governments	325.8	35.4	.3	360.9	-
Commercial mortgage-backed	2,439.1	2.2	659.1	1,782.2	2.2
Residential mortgage-backed (1)	2,456.0	59.8	.2	2,515.6	-
Asset-backed (2)	304.7	11.5	23.1	293.1	7.9
Redeemable preferred stock	2,145.5	8.5	310.1	1,843.9	-
Total Fixed Maturities	40,215.2	1,501.5	1,585.1	40,131.6	10.8

Equity securities	48.5	9.8	-	58.3	-

Total at December 31, 2009	$40,263.7	$1,511.3	$1,585.1	$40,189.9	$10.8

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $1,097.9 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

At September 30, 2010 and December 31, 2009, respectively, AXA Financial had trading fixed maturities with an amortized cost of $249.7 million and $114.6 million and carrying values of $256.3 million and $125.9 million.  Gross unrealized gains on trading fixed maturities were $7.3 million and $12.3 million and gross unrealized losses were $.7 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$4,071.4	$4,136.8
Due in years two through five	12,108.4	13,004.4
Due in years six through ten	13,416.4	14,894.6
Due after ten years	5,324.0	5,829.8
Subtotal	34,920.2	37,865.6
Commercial mortgage-backed securities	2,044.8	1,487.8
Residential mortgage-backed securities	2,405.0	2,496.3
Asset-backed securities	420.6	421.0
Total	$39,790.6	$42,270.7

For the first nine months of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $1,109.8 million and $3,688.2 million, respectively.  Gross gains of $34.6 million and $251.1 million and gross losses of $36.1 million and $83.9 million were realized on these sales for the first nine months of 2010 and 2009, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first nine months of 2010 and 2009 amounted to $2,516.8 million and $3,259.2 million, respectively.

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

AXA Financial recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Credit losses recognized in earnings	$168.6	$112.3	$258.9	$222.7
Non-credit losses recognized in OCI	11.3	.8	17.5	4.1
Total OTTI	$179.9	$113.1	$276.4	$226.8

At September 30, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as AXA Financial Group did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  At September 30, 2010, OTTI of $0.3 million was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities – Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1,	$(292.0)	$(339.1)
Cumulative adjustment related to implementing new accounting guidance on April 1, 2009	-	141.8
Previously recognized impairments on securities that matured, paid, prepaid or sold	95.1	30.3
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(76.0)	(88.3)
Additional impairments this period on securities previously impaired	(14.3)	(22.0)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at June 30,	(287.2)	(277.3)
Previously recognized impairments on securities that matured, paid, prepaid or sold	12.7	20.3
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(168.6)	(112.3)
Additional impairments this period on securities previously impaired	-	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at September 30,	$(443.1)	$(369.3)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(14.6)	$(13.0)
All other	2,447.7	(70.6)
Equity securities	(1.2)	9.8
Net Unrealized Gains (Losses)	$2,431.9	$(73.8)

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

Net Unrealized (Losses) Gains on Fixed Maturities with OTTI Losses

					AOCI
	Net				Loss
	Unrealized			Deferred	Related to Net
	(Losses)			Income	Unrealized
	Gains on	DAC and	Policyholders	Tax	Investment
	Investments	VOBA	Liabilities	Asset	(Losses) Gains
	(In Millions)

Balance, June 30, 2010	$(5.2)	$.7	$(63.6)	$23.8	$(44.3)
Net investment gains arising during the period	1.9	-	-	-	1.9
Reclassification adjustment for OTTI losses:
Included in Net loss	-	-	-	-	-
Excluded from Net loss(1)	(11.3)	-	-	-	(11.3)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	1.1	-	-	1.1
Deferred income taxes	-	-	-	17.9	17.9
Policyholders liabilities	-	-	(42.8)	-	(42.8)
Balance, September 30, 2010	$(14.6)	$1.8	$(106.4)	$41.7	$(77.5)

Balance, January 1, 2010	$(13.0)	$5.1	$(.6)	$2.6	$(5.9)
Net investment gains arising during the period	1.6	-	-	-	1.6
Reclassification adjustment for OTTI losses:
Included in Net earnings	14.3	-	-	-	14.3
Excluded from Net earnings(1)	(17.5)	-	-	-	(17.5)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(3.3)	-	-	(3.3)
Deferred income taxes	-	-	-	39.1	39.1
Policyholders liabilities	-	-	(105.8)	-	(105.8)
Balance, September 30, 2010	$(14.6)	$1.8	$(106.4)	$41.7	$(77.5)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(133.5)	$18.6	$-	$40.2	$(74.7)
Net investment gains
arising during the period	133.8	-	-	-	133.8
Reclassification adjustment for OTTI losses:
Included in Net loss	-	-	-	-	-
Excluded from Net loss(1)	-	-	-	-	-
Impact of net unrealized investment losses on:
DAC and VOBA	-	(15.1)	-	-	(15.1)
Deferred income taxes	-	-	-	(40.9)	(40.9)
Policyholders liabilities	-	-	(1.9)	-	(1.9)
Balance, September 30, 2009	$.3	$3.5	$(1.9)	$(.7)	$1.2

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance	(58.5)	13.0	-	15.9	(29.6)
Net investment gains
arising during the period	39.6	-	-	-	39.6
Reclassification adjustment for OTTI losses:
Included in Net loss	22.0	-	-	-	22.0
Excluded from Net loss(1)	(2.8)	-	-	-	(2.8)
Impact of net unrealized investment losses on:
DAC and VOBA	-	(9.5)	-	-	(9.5)
Deferred income taxes	-	-	-	(16.6)	(16.6)
Policyholders liabilities	-	-	(1.9)	-	(1.9)
Balance, September 30, 2009	$.3	$3.5	$(1.9)	$(.7)	$1.2
(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, June 30, 2010	$1,212.6	$(95.9)	$(297.9)	$(289.0)	$529.8
Net investment gains arising during the period	1,060.3	-	-	-	1,060.3
Reclassification adjustment for OTTI losses:
Included in Net loss	162.3	-	-	-	162.3
Excluded from Net loss (1)	11.3	-	-	-	11.3
Impact of net unrealized investment losses on:
DAC and VOBA		(127.8)	-	-	(127.8)
Deferred income taxes		-	-	(316.7)	(316.7)
Policyholders liabilities		-	(200.1)	-	(200.1)
Balance, September 30, 2010	$2,446.5	$(223.7)	$(498.0)	$(605.7)	$1,119.1

Balance, January 1, 2010	$(60.8)	$(29.3)	$(68.3)	$75.0	$(83.4)
Net investment gains arising during the period	2,289.4	-	-	-	2,289.4
Reclassification adjustment for OTTI losses:
Included in Net earnings	200.4	-	-	-	200.4
Excluded from Net earnings (1)	17.5	-	-	-	17.5
Impact of net unrealized investment losses on:
DAC and VOBA	-	(194.4)	-	-	(194.4)
Deferred income taxes	-	-	-	(680.7)	(680.7)
Policyholders liabilities	-	-	(429.7)	-	(429.7)
Balance, September 30, 2010	$2,446.5	$(223.7)	$(498.0)	$(605.7)	$1,119.1

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(1,919.1)	$343.5	$132.8	$505.3	$(937.5)
Net investment gains
arising during the period	1,788.5	-	-	-	1,788.5
Reclassification adjustment for OTTI losses:
Included in Net loss	129.8	-	-	-	129.8
Excluded from Net loss(1)	-	-	-	-	-
Impact of net unrealized investment losses on:
DAC and VOBA	-	(377.1)	-	-	(377.1)
Deferred income taxes	-	-	-	(461.1)	(461.1)
Policyholders liabilities	-	-	(223.9)	-	(223.9)
Balance, September 30, 2009	$(.8)	$(33.6)	$(91.1)	$44.2	$(81.3)

Balance, January 1, 2009	$(3,270.6)	$721.0	$103.3	$856.5	$(1,589.8)
Cumulative impact of implementing
new guidance	(83.3)	22.1	-	21.4	(39.8)
Net investment gains
arising during the period	3,299.2	-	-	-	3,299.2
Reclassification adjustment for OTTI losses:
Included in Net loss	51.1	-	-	-	51.1
Excluded from Net loss(1)	2.8	-	-	-	2.8
Impact of net unrealized investment losses on:
DAC and VOBA	-	(776.7)	-	-	(776.7)
Deferred income taxes	-	-	-	(833.7)	(833.7)
Policyholders liabilities	-	-	(194.4)	-	(194.4)
Balance, September 30, 2009	$(.8)	$(33.6)	$(91.1)	$44.2	$(81.3)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 502 issues at September 30, 2010 and the 865 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$364.3	$(8.5)	$805.6	$(52.8)	$1,169.9	$(61.3)
U.S. Treasury,
government and
agency	290.9	(4.0)	242.2	(15.9)	533.1	(19.9)
States and political
subdivisions	40.0	-	40.7	(4.0)	80.7	(4.0)
Foreign governments	-	-	1.0	-	1.0	-
Commercial mortgage-backed	9.4	(4.7)	1,303.6	(557.1)	1,313.0	(561.8)
Residential mortgage-backed	543.4	(2.2)	1.9	(.1)	545.3	(2.3)
Asset-backed	25.4	(.2)	94.7	(13.7)	120.1	(13.9)
Redeemable
preferred stock	31.9	(.2)	1,130.6	(78.7)	1,162.5	(78.9)

Total	$1,305.3	$(19.8)	$3,620.3	$(722.3)	$4,925.6	$(742.1)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$3,224.3	$(109.0)	$2,214.6	$(182.8)	$5,438.9	$(291.8)
U.S. Treasury, government and agency	3,297.4	(281.2)	-	-	3,297.4	(281.2)
States and political subdivisions	262.0	(14.5)	38.0	(4.8)	300.0	(19.3)
Foreign governments	42.9	(.3)	5.1	-	48.0	(.3)
Commercial mortgage-backed	208.8	(137.8)	1,466.0	(521.3)	1,674.8	(659.1)
Residential mortgage-backed	54.0	-	2.4	(.2)	56.4	(.2)
Asset-backed	51.7	(6.1)	84.1	(17.0)	135.8	(23.1)
Redeemable preferred stock	293.0	(91.2)	1,368.7	(218.9)	1,661.7	(310.1)

Total	$7,434.1	$(640.1)	$5,178.9	$(945.0)	$12,613.0	$(1,585.1)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .29% of total investments.  The largest exposures to a single issuer of corporate securities held at September 30, 2010 and December 31, 2009 were $181.5 million and $198.2 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At September 30, 2010 and December 31, 2009, respectively, approximately $3,043.1 million and $2,869.2 million, or 7.3% and 7.1%, of the $41,698.6 million and $40,215.2 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $503.6 million and $632.7 million at September 30, 2010 and December 31, 2009, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At September 30, 2010 and December 31, 2009, respectively, the Insurance Group owned $44.5 million and $51.6 million in RMBS backed by subprime residential mortgage loans and $18.4 million and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $56.7 million.

For the third quarter and first nine months of 2010 and 2009, Net investment income is shown net of investment expenses of $35.8 million, $99.6 million, $38.7 million and $104.1 million, respectively.

At September 30, 2010 and December 31, 2009, respectively, AXA Financial Group’s trading account securities had amortized costs of $3,338.0 million and $1,819.8 million and fair values of $3,414.5 million and $1,928.5 million.  Included in the trading classification at September 30, 2010 and December 31, 2009, respectively, were U.S. Treasury securities with aggregate amortized costs of $2,721.9 million and $1,488.2 million and fair values of $2,783.2 million and $1,443.9 million, pledged under reverse repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  Also at September 30, 2010 and December 31, 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $37.7 million and $38.5 million and costs of $38.5 million and $36.0 million as well as other equity securities with carrying values of $30.7 million and $58.3 million and costs of $31.9 million and $48.5 million.

In the third quarter and first nine months of 2010 and 2009, net unrealized and realized holding gains (losses) on trading account equity securities, including (losses) earnings on the General Account’s investment in Separate Accounts, of $45.3 million, $15.1 million, $83.9 million and $115.6 million, respectively, were included in Net investment income in the consolidated statements of earnings (loss).

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $32.0 million and $18.3 million at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, respectively, there were impaired mortgage loans without investment valuation allowances of $4.2 million and zero.  During the first nine months of 2010 and 2009, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $136.9 million and $33.8 million.  Interest income recognized on these impaired mortgage loans totaled $5.4 million and $1.4 million for the first nine months of 2010 and 2009, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At September 30, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $20.2 million and $15.3 million.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions.  For both GMDB and GMIB, AXA Financial Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  It also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  During the first three quarters of 2010, the Insurance Group had in place an anticipatory hedge program to protect against declining interest rates with respect to projected variable annuity sales.  During 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.

The table below presents quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
September 30, 2010

				Gains (Losses) Reported
		Fair Value		In Net Earnings
	Notional	Asset	Liability	Nine Months Ended
	Amount	Derivatives	Derivatives	September 30
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$10,449.4	$-	$.5	$(803.7)
Swaps	1,558.4	.2	98.1	(29.6)
Options	1,007.8	23.3	6.7	(35.7)

Interest rate contracts (1):
Floors	15,000.0	423.2	-	217.9
Swaps	13,587.3	808.1	149.4	1,549.2
Futures	15,644.5	-	-	1,373.8
Swaptions	9,027.2	402.3	-	93.3

Other freestanding contract:(1,4)
Foreign currency contracts	154.7	-	.3	1.0
Net investment income				2,366.2

Foreign currency contracts	3,872.6	-	354.9	(242.0)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,874.5	-	893.9

GWBL features (3)	-	-	222.7	(167.8)

Balances, September 30, 2010	$70,301.9	$3,531.6	$832.6	$2,850.3

(1)	Reported in Other invested assets or Other liabilities in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, Fees and Other income.

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

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At September 30, 2010 and December 31, 2009, respectively, AXA Financial Group held $1,477.3 million and $694.7 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At September 30, 2010, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $724.7 million.  At September 30, 2010, AXA Financial Group had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $215.6 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $45.3 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at September 30, 2010 are exchange-traded and net settled daily in cash.

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

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2010 and December 31, 2009, respectively, were $30.1 and $798.3 million for which AXA Financial Group had posted collateral of $43.4 and $852.9 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on September 30, 2010, AXA Financial Group would not have been required to post any additional collateral to its counterparties.

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

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	September 30,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,302.4	$8,411.7
Policyholder dividend obligation	300.8	-
Other liabilities	54.8	69.8
Total Closed Block liabilities	8,658.0	8,481.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value
(amortized cost of $5,573.6 and $5,575.5)	5,936.6	5,631.2
Mortgage loans on real estate	999.5	1,028.5
Policy loans	1,130.0	1,157.5
Cash and other invested assets	30.8	68.2
Other assets	252.1	264.1
Total assets designated to the Closed Block	8,349.0	8,149.5

Excess of Closed Block liabilities over assets designated to the
Closed Block	309.0	332.0

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred
income tax expense of $25.7 and $23.4 and policyholder
dividend obligation of $300.8 and $0	47.7	43.6

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$356.7	$375.6

AXA Equitable’s Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)
REVENUES:
Premiums and other income	$85.2	$88.6	$272.4	$284.4
Investment income (net of investment
expenses of $0, $0, $0 and $0)	115.0	119.8	349.8	362.6
Investment (losses) gains, net:
Total other-than-temporary
impairment losses	-	(5.7)	(7.7)	(7.8)
Portion of loss recognized in other
comprehensive income	-	-	.5	-
Net impairment losses recognized	-	(5.7)	(7.2)	(7.8)
Other investment (losses) gains, net	(.4)	(2.3)	5.8	9.1
Total investment (losses) gains, net	(.4)	(8.0)	(1.4)	1.3
Total revenues	199.8	200.4	620.8	648.3

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	186.2	192.1	590.1	606.3
Other operating costs and expenses	.4	.4	1.7	1.7
Total benefits and other deductions	186.6	192.5	591.8	608.0

Net revenues before income taxes	13.2	7.9	29.0	40.3
Income tax expense	(4.6)	(2.8)	(10.1)	(14.1)
Net Revenues	$8.6	$5.1	$18.9	$26.2

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	300.8	17.9
Balances, End of Period	$300.8	$17.9

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block is as follows:

	September 30,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES
Future policy benefits, policyholders’ account balances and other	$6,725.3	$6,818.6
Policyholder dividend obligation	410.1	188.8
Other liabilities	33.8	39.0
Total Closed Block liabilities	7,169.2	7,046.4

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities available for sale, at fair value
(amortized cost of $3,989.0 and $3,995.8)	4,292.7	4,064.8
Mortgage loans on real estate	756.1	832.2
Policy loans	907.2	920.9
Cash and other invested assets	94.7	67.5
Other assets	267.3	274.2
Total assets designated to the Closed Block	6,318.0	6,159.6

Excess of Closed Block liabilities over assets designated to
the Closed Block	851.2	886.8

Amounts included in accumulated other comprehensive income:
Net of policyholder dividend obligation of $314.0 and $79.3	-	-

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$851.2	$886.8

MONY Life’s Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES:
Premiums and other income	$68.8	$71.8	$211.9	$222.2
Investment income (net of
investment expenses of $0, $0,
$0 and $0)	80.9	82.1	246.0	248.3
Investment (losses) gains, net:
Total other-than-temporary
impairment losses	-	(3.6)	-	(5.7)
Portion of loss recognized in other
comprehensive income	-	-	-	-
Net impairment losses recognized	-	(3.6)	-	(5.7)
Other investment (losses) gains, net	(6.5)	(12.8)	(17.7)	13.0
Total investment (losses) gains, net	(6.5)	(16.4)	(17.7)	7.3
Total revenues	143.2	137.5	440.2	477.8

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	126.0	115.9	388.7	419.3
Other operating costs and expenses	.7	.7	2.1	2.1
Total benefits and other deductions	126.7	116.6	390.8	421.4

Net revenues before income taxes	16.5	20.9	49.4	56.4
Income tax expense	(2.3)	(7.3)	(13.8)	(19.7)
Net Revenues	$14.2	$13.6	$35.6	$36.7

Reconciliation of the MONY Life policyholder dividend obligation follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balance, beginning of year	$188.8	$6.5
Applicable to net revenues	(13.4)	6.5
Unrealized investment gains	234.7	188.7
Balance, End of Period	$410.1	$201.7

5)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at September 30, 2010 and December 31, 2009.  The following table reconciles the Losses from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the third quarter and first nine months of 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(7.6)	$-	$(11.8)
Disposal of business - Enterprise	-	.4	-	1.1
Total	$-	$(7.2)	$-	$(10.7)

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,092.4	$1,615.4	$2,707.8
Paid guarantee benefits	(159.1)	(32.4)	(191.5)
Other changes in reserve	417.8	1,536.8	1,954.6
Balance at September 30, 2010	$1,351.1	$3,119.8	$4,470.9

Balance at January 1, 2009	$987.3	$1,982.8	$2,970.1
Paid guarantee benefits	(198.6)	(45.9)	(244.5)
Other changes in reserve	260.1	(135.7)	124.4
Balance at September 30, 2009	$1,048.8	$1,801.2	$2,850.0

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balance at beginning of year	$93.6	$94.7
Paid guarantee benefits	(17.2)	(15.3)
Other changes in reserve	15.1	19.3
Balance at End of Period	$91.5	$98.7

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2010 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,716	$494	$143	$554	$12,907
Separate Accounts	$27,495	$7,780	$4,073	$32,811	$72,159
Net amount at risk, gross	$1,902	$1,590	$2,852	$11,264	$17,608
Net amount at risk, net of
amounts reinsured	$1,902	$1,446	$1,926	$11,241	$16,515
Average attained age
of contractholders	50.2	63.0	67.6	63.0	54.0
Percentage of contractholders
over age 70	8.0%	25.0%	43.8%	25.4%	13.6%
Range of contractually specified			3%-6%	3%-6.5%	3%-6.5%
interest rates	N/A	N/A

GMIB:
Account values invested in:
General Account	N/A	N/A	$59	$633	$692
Separate Accounts	N/A	N/A	$2,820	$44,766	$47,586
Net amount at risk, gross	N/A	N/A	$1,606	$3,153	$4,759
Net amount at risk, net of
amounts reinsured	N/A	N/A	$472	$2,762	$3,234
Weighted average years remaining
until annuitization	N/A	N/A	0.8	5.9	5.9
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The Guaranteed Benefits (GWBL, GMAB and guaranteed income benefits (“GIB”)) related liability was $222.7 million and $54.9 million at September 30, 2010 and December 31, 2009, respectively; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2010	2009
	(In Millions)
GMDB:
Equity	$45,545	$42,513
Fixed income	4,367	4,113
Balanced	21,387	20,965
Other	860	2,317
Total	$72,159	$69,908

GMIB:
Equity	$29,336	$27,911
Fixed income	2,661	2,530
Balanced	15,157	15,351
Other	432	626
Total	$47,586	$46,418

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts variance swaps and swaptions as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At September 30, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $55,464.0 million and $13,965.0 million, respectively, with the GMDB feature and $40,380.0 million and $2,775.0 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

Direct Liability(1)

Balance at January 1, 2010	$254.9
Other changes in reserves	83.0
Balance at September 30, 2010	$337.9

Balance at January 1, 2009	$202.9
Other changes in reserves	32.0
Balance at September 30, 2009	$234.9

(1)	There were no amounts of reinsurance ceded in any period presented.

7)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at September 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$6.4	$30,810.3	$514.0	$31,330.7
U.S. Treasury, government
and agency	-	5,425.5	-	5,425.5
States and political subdivisions	-	520.3	52.5	572.8
Foreign governments	-	515.8	20.8	536.6
Commercial mortgage-backed	-	-	1,487.8	1,487.8
Residential mortgage-backed(1)	-	2,496.1	.2	2,496.3
Asset-backed(2)	-	256.4	164.6	421.0
Redeemable preferred stock	328.0	1,523.4	9.7	1,861.1
Subtotal	334.4	41,547.8	2,249.6	44,131.8
Other equity investments	66.9	.1	1.4	68.4
Trading securities	556.6	2,857.7	.2	3,414.5
Other invested assets:
Short-term	-	330.3	-	330.3
Swaps	-	560.5	-	560.5
Futures	-	(.5)	-	(.5)
Options	-	16.6	-	16.6
Floors	-	423.2	-	423.2
Swaptions	-	402.3	-	402.3
Subtotal	-	1,732.4	-	1,732.4
Cash equivalents	5,419.2	-	-	5,419.2
Segregated securities	-	740.3	-	740.3
GMIB reinsurance contracts	-	-	1,874.5	1,874.5
Separate Accounts’ assets	86,308.8	1,855.1	211.6	88,375.5
Total Assets	$92,685.9	$48,733.4	$4,337.3	$145,756.6

Liabilities
Other invested liabilities:
Foreign currency swap	$-	$354.9	$-	$354.9
GWBL features’ liability	-	-	222.7	222.7
Total Liabilities	$-	$354.9	$222.7	$577.6
(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
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

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 64.8% and 66.8% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 33.5% and 30.7% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At September 30, 2010 and December 31, 2009, respectively, approximately $2,696.9 million and $2,543.2 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $1,047.2 million at September 30, 2010, or approximately 41.2% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $5.2 million at September 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at September 30, 2010.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.7% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2010 and December 31, 2009, respectively, were approximately $286.1 million and $460.6 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,652.5 million and $2,019.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At September 30, 2010, AXA Financial Group continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $9.3 million at September 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at September 30, 2010.

In the first nine months of 2010, AFS fixed maturities with fair values of $281.9 million and $59.6 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $69.7 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2.4% of total equity at September 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for third quarter and first nine months of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed

Discrete third quarter:
Balance, July 1, 2010	$586.2	$-	$1.0	$50.3	$1,473.8	$.2	$168.7
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	.7	-	-	-	.8	-	(.1)
Investment losses, net	(1.4)	-	-	-	(168.7)	-	.3
Increase in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(.7)	-	-	-	(167.9)	-	.2
Other comprehensive
income	10.3	-	.4	2.4	190.7	-	3.5
Purchases/issuances	15.0	-	-	-	-	-	-
Sales/settlements	(14.8)	-	-	(.2)	(8.8)	-	(7.8)
Transfers into/out of
Level 3 (2)	(82.0)	-	19.4	-	-	-	-
Balance, Sept. 30, 2010	$514.0	$-	$20.8	$52.5	$1,487.8	$.2	$164.6

First nine months of 2010:
Balance, January 1, 2010	$635.8	$-	$20.7	$52.6	$1,782.3	$-	$237.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	2.0	-	-	-	2.4	-	(.1)
Investment losses, net	(1.2)	-	-	-	(256.3)	-	.4
Increase in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.8	-	-	-	(253.9)	-	.3
Other comprehensive
income	27.5	-	.3	5.7	99.2	-	9.4
Purchases/issuances	52.2	-	-	-	-	-	-
Sales/settlements	(59.4)	-	(.2)	(.6)	(136.1)	-	(32.5)
Transfers into/out of
Level 3 (2)	(142.9)	-	-	(5.2)	(3.7)	.2	(50.2)
Balance, Sept. 30, 2010	$514.0	$-	$20.8	$52.5	$1,487.8	$.2	$164.6

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability

Discrete third quarter:
Balance, July 1, 2010	$9.7	$17.7	$12.4	$1,566.5	$205.1	$178.7
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	-	-	-
Investment losses, net	-	-	-	-	4.3	-
Increase in the fair
value of the
reinsurance contracts	-	-	-	304.3	-	-
Policyholders’ benefits	-	-	-	-	-	41.7
Subtotal	-	-	-	304.3	4.3	41.7
Other comprehensive
income	-	-	-	-	-	-
Purchases/issuances	-	-	-	3.7	.1	2.3
Sales/settlements	-	(.1)	-	-	(2.6)	-
Transfers into/out of						-
Level 3 (2)	-	(16.0)	(12.4)	-	4.7	-
Balance, Sept. 30, 2010	$9.7	$1.6	$-	$1,874.5	$211.6	$222.7

First nine months of 2010:
Balance, January 1, 2010	$36.4	$2.4	$299.6	$980.6	$229.7	$54.9
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	(.5)	-	-	-	-
Investment losses, net	7.8	-	-	-	(18.0)	-
Increase in the fair
value of the
reinsurance contracts	-	-	-	878.7	-	-
Policyholders’ benefits	-	-	-	-	-	156.5
Subtotal	7.8	(.5)	-	878.7	(18.0)	156.5
Other comprehensive
income	3.4	.1	-	-	-	-
Purchases/issuances	-	-	-	15.2	1.5	11.3
Sales/settlements	(27.5)	(.2)	(299.6)	-	(7.2)	-
Transfers into/out of
Level 3 (2)	(10.4)	(.2)	-	-	5.6	-
Balance, Sept. 30, 2010	$9.7	$1.6	$-	$1,874.5	$211.6	$222.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commer- cial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Discrete third quarter:
Balance, July 1, 2009	$602.1	$-	$19.3	$53.4	$1,962.7	$-	$243.4
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	.5	-	-	-	.8	-	(.4)
Investment losses, net	.1	-	-	-	(32.5)	-	(1.3)
Decrease in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.6	-	-	-	(31.7)	-	(1.7)
Other comprehensive
income	38.7	-	2.7	1.7	(2.0)	-	18.7
Purchases/issuance	140.5	-	26.0	60.0	-	-	-
Sales/settlements	(60.4)	-	-	(.5)	(18.2)	-	(10.7)
Transfers into/out of
Level 3 (2)	38.9	-	-	-	-	-	-
Balance, Sept. 30, 2009	$760.4	$-	$48.0	$114.6	$1,910.8	$-	$249.7

First nine months of 2009:
Balance, January 1, 2009	$629.2	$-	$64.0	$61.8	$1,940.6	$-	$328.9
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	.6	-	-	-	2.5	-	(1.1)
Investment losses, net	(4.0)	-	-	-	(32.5)	-	(15.4)
Decrease in the fair
value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(3.4)	-	-	-	(30.0)	-	(16.5)
Other comprehensive
income	51.4	-	3.8	(7.7)	54.6	-	14.5
Purchases/issuances	186.0	-	27.0	62.2	-	-	-
Sales/settlements	(89.2)	-	(.2)	(1.7)	(54.4)	-	(45.0)
Transfers into/out of
Level 3 (2)	(13.6)	-	(46.6)	-	-	-	(32.2)
Balance, Sept. 30, 2009	$760.4	$-	$48.0	$114.6	$1,910.8	$-	$249.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability
Discrete third quarter:
Balance, July 1, 2009	$13.5	$1.8	$436.6	$1,265.4	$261.8	$123.4
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	-	-	(39.7)	-	-	-
Investment losses, net	(78.4)	-	-	-	(23.9)	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	8.0	-	-
Policyholders’ benefits	-	-	-	-	-	(16.8)
Subtotal	(78.4)	-	(39.7)	8.0	(23.9)	(16.8)
Other comprehensive
income	91.9	.2	-	-	-	-
Purchases/issuances	-	-	29.9	(29.2)	4.5	3.5
Sales/settlements	-	(.2)	-	-	(1.3)	-
Transfers into/out of
Level 3 (2)	22.0	-	-	-	-	-
Balance, Sept. 30, 2009	$49.0	$1.8	$426.8	$1,244.2	$241.1	$110.1

First nine months of 2009:
Balance, January 1, 2009	$23.3	$2.9	$547.0	$1,985.3	$334.7	$272.6
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	.1	-	(199.2)	-	-	-
Investment losses, net	(78.4)	-	-	-	(92.8)	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(736.1)	-	-
Policyholders’ benefits	-	-	-	-	-	(170.9)
Subtotal	(78.3)	-	(199.2)	(736.1)	(92.8)	(170.9)
Other comprehensive
income	62.2	.1	-	-	-	-
Purchases/issuances	-	-	79.0	(5.0)	(5.8)	8.4
Sales/settlements	-	(1.2)	-	-	4.1	-
Transfers into/out of
Level 3 (2)	41.8	-	-	-	.9	-
Balance, Sept. 30, 2009	$49.0	$1.8	$426.8	$1,244.2	$241.1	$110.1

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for third quarter and first nine months of 2010 and 2009 by category for Level 3 assets and liabilities still held at September 30, 2010 and 2009, respectively:

	Loss
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2010
Still Held at September 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$9.6	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	2.4	-
Foreign governments	-	-	-	.4	-
Commercial
mortgage-backed	-	-	-	190.8	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	3.2	-
Redeemable preferred stock	-	-	-	(.1)	-
Subtotal	-	-	-	206.3	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	-	-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	308.0	-	-
Separate Accounts’ assets	-	2.4	-	-	-
GWBL features’ liability	-	-	-	-	(44.0)
Total	$-	$2.4	$308.0	$206.3	$(44.0)

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
First Nine Months of 2010:
Still Held at September 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$27.3	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	5.7	-
Foreign governments	-	-	-	.3	-
Commercial
mortgage-backed	-	-	-	97.5	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	9.0	-
Redeemable preferred stock	-	-	-	3.4	-
Subtotal	-	-	-	143.2	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	.5	-	-	.1	-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	893.9	-	-
Separate Accounts’ assets	-	(18.3)	-	-	-
GWBL features’ liability	-	-	-	-	(167.8)
Total	$.5	$(18.3)	$893.9	$143.3	$(167.8)

	Loss
			Decrease in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses	Reinsurance		holders
	Loss	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$34.7	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	1.8	-
Foreign governments	-	-	-	2.7	-
Commercial
mortgage-backed	-	-	-	(2.3)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	18.7	-
Redeemable preferred stock	-	-	-	91.9	-
Subtotal	-	-	-	147.5	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	(.2)	-
Other invested assets	(9.7)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(21.2)	-	-
Separate Accounts’ assets	-	(26.4)	-	-	-
GWBL features’ liability	-	-	-	-	(13.3)
Total	$(9.7)	$(26.4)	$(21.2)	$147.3	$(13.3)

	Loss
			Decrease in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses,	Reinsurance		holders
	Loss	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
First Nine Months of 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$32.4	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(7.7)	-
Foreign governments	-	-	-	3.8	-
Commercial
mortgage-backed	-	-	-	46.1	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	1.4	-
Redeemable preferred stock	-	-	-	62.2	-
Subtotal	-	-	-	138.2	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	.2	-
Other invested assets	(120.2)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(741.1)	-	-
Separate Accounts’ assets	-	(95.7)	-	-	-
GWBL features’ liability	-	-	-	-	(162.5)
Total	$(120.2)	$-	$(741.1)	$138.4	$(162.5)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In third quarter and the first nine months of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,844.6	$4,970.7	$4,939.1	$4,904.5
Other limited partnership interests	1,493.8	1,493.8	1,421.5	1,421.5
Policyholders liabilities:
Investment contracts	3,282.9	3,473.9	3,382.4	3,389.8
Guaranteed interest contracts	5.1	5.4	-	-
Long-term debt	550.2	603.4	550.2	580.7
Loans to affiliates	1,218.0	1,299.9	1,712.0	1,772.3

Closed Blocks:
Mortgage loans on real estate	$1,755.6	$1,804.7	$1,860.7	$1,822.6
Other equity investments	1.4	1.4	1.5	1.5
SCNILC liability	6.9	6.9	7.6	7.6

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Acts"), signed into law in late March 2010 are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of its health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of September 30, 2010 due to the significant uncertainty and complexity of many aspects of the new law.

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

In the first nine months of 2010, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $6.1 and $217.4 million.  AXA Financial Group expects to make approximately $23.6 million in additional contributions to its qualified retirement plan before year end 2010.  AllianceBernstein’s management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$8.3	$9.0	$35.9	$37.2
Interest cost	44.9	47.3	136.0	143.5
Expected return on assets	(32.8)	(33.1)	(97.9)	(104.0)
Net amortization	36.1	29.1	108.8	86.5
Net Periodic Pension Expense	$56.5	$52.3	$182.8	$163.2

Components of AXA Financial Group’s net postretirement benefits costs follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$.5	$.4	$1.7	$1.5
Interest cost	8.3	9.1	25.2	26.7
Net amortization	.8	.9	2.9	2.1
Net Periodic Postretirement Benefits Costs	$9.6	$10.4	$29.8	$30.3

Components of net postemployment benefits costs follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$2.2	$1.4	$4.9	$3.7
Interest cost	.7	.5	1.4	1.2
Net amortization	4.0	1.9	4.0	1.9
Net Periodic Postemployment Benefits Costs	$6.9	$3.8	$10.3	$6.8

9)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  For the third quarter and first nine months of 2010 and 2009, respectively, AXA Financial Group recognized compensation cost for share-based payment arrangements of $44.1 million, $136.4 million, $22.3 million and $56.9 million.

In first quarter 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate its reporting obligation with the SEC.  AXA’s deregistration became effective in second quarter 2010.  Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares.  Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any.  The terms and conditions of AXA Financial’s share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are expected to be based on AXA ordinary shares.  In addition, due to U.S. securities law restrictions, certain blackouts on option exercise are expected to occur each year when updated financial information for AXA will not be available.  Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the 401(k) Plan - AXA ADR Fund investment option were terminated coincident with AXA’s delisting and deregistration.  None of the modifications made to AXA Financial’s share-based compensation programs as a result of AXA’s delisting and deregistration resulted in recognition of additional compensation expense.  On September 30, 2010, AXA Financial announced the rollout of a new stock purchase plan that will offer eligible employees and financial professionals the opportunity to receive a 10% match on AXA ordinary share purchases. The first purchase date is scheduled for November 11, 2010, after which purchases generally will be scheduled to occur at the end of each calendar quarter.

On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $13.5 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $10.9 million and equity settlements of the remainder with approximately 114,757 restricted AXA ordinary shares for aggregate value of approximately $2.6 million.  These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADRs for which AXA Financial Group paid $7.4 million in settlement on April 10, 2010 of a forward purchase contract entered into on September 16, 2008.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 19, 2010 and March 19, 2014.  All of the options granted on March 19, 2010 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $3.73 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.52% and a risk-free interest rate of 2.5%.  The total fair value of this award (net of expected forfeitures) of approximately $7.8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In the third quarter and first nine months of 2010, the expense associated with the March 19, 2010 grant of options was approximately $0.4 million and $4.0 million.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees of AXA Financial’s subsidiaries. The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 16, 2012 and March 18, 2013, respectively.  Participants may elect to receive AXA ordinary shares in lieu of cash for all or a portion of the performance units that vest on the third anniversary of the grant date.  In the third quarter and first nine months of 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $2.6 million and $12.8 million.

In third quarter 2010, all remaining outstanding and unexercised tandem SARs/NSOs expired out-of-the-money.  For the nine months ended September 30, 2010, AXA Financial recorded compensation expense of $(0.3) million for tandem SARs/NSOs to reflect the impact of changes in the market price of the AXA ADR on the cash-settlement value of the SARs component of the then-outstanding and unexercised awards.

During the reservation period from September 1, 2010 through September 16, 2010 and the November 2, 2010 through November 5, 2010 period (the “Retraction/Subscription Period”), eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2010.  The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2010 to the discounted formula subscription price in Euros.  “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $14.60 per share.  “Investment Option B” permitted participants to purchase AXA ordinary shares at a 16.71% formula discounted price of $15.20 per share on a leveraged basis with a guaranteed return of initial investment plus 70% of any appreciation in the undiscounted value of the total shares purchased.  Reserved subscriptions not cancelled during the Retraction/Subscription Period become binding and irrevocable at November 5, 2010.

On July 1, 2010, AllianceBernstein established the 2010 Long Term Incentive Plan (“2010 Plan”) under which various types of Holding Unit-based awards may be granted to its employees and independent directors, including restricted and phantom Holding Unit awards, Holding Unit appreciation rights, and options to purchase Holding Units.  The 2010 Plan expires on September 30, 2020 and replaced a similar plan that expired July 26, 2010.  Awards made under the 2010 Plan are limited to 30.0 million newly-issued Holding Units, however, an additional 30.0 million Holding Units may be awarded if reacquired either on the open market or through private purchases.

Since March 2010, AllianceBernstein has engaged in open-market purchases of Holding Units to help fund its anticipated obligations under its incentive compensation award program.  During third quarter 2010, AllianceBernstein purchased 1.9 million Holding Units for $49.3 million.  Through September 30, 2010, AllianceBernstein had purchased 4.9 million Holding Units for $135.4 million.  AllianceBernstein intends to  continue to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010.  To fund these awards, Holding issued 0.4 million Holding Units and AllianceBernstein used 1.1 million Holding Units held in the consolidated rabbi trust.  There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010.

10)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2010 and September 30, 2009 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax expense for the period ended September 30, 2010 reflected a benefit in the amount of $149.2 million primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.  In addition, the period ended September 30, 2009 reflected a benefit in the amount of $15.1 million for the release of tax audit reserves held by the Investment Management segment.

AXA Financial has appealed an issue related to the IRS’ audit of tax years 2002 and 2003 to the Appeals Office of the IRS.  The appeal is likely to be settled in the next twelve months, reducing unrecognized tax benefits.  While the impact of a settlement on unrecognized tax benefits cannot yet be determined, the estimated reduction in the amount of unrecognized tax benefits for 1999-2003 is approximately $50 million.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in AXA Financial Group’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, except as set forth below:

In Eagan et al., the trial scheduled for June 2010 did not occur and no new trial date has been scheduled.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$1,965.0	$783.7	$9,738.9	$(51.5)
Investment Management (1)	757.9	824.4	2,177.9	2,154.8
Consolidation/elimination	(7.8)	(12.2)	(20.2)	(26.6)
Total Revenues	$2,715.1	$1,595.9	$11,896.6	$2,076.7

(1) Net of interest expense incurred on securities borrowed.

Segment (loss) earnings from continuing
operations before income taxes:
Financial Advisory/Insurance	$(640.4)	$(690.2)	$2,073.0	$(4,082.6)
Investment Management	31.8	215.9	223.1	341.9
Consolidation/elimination	(.1)	.4	2.9	1.5
Total (Loss) Earnings from Continuing
Operations before Income Taxes	$(608.7)	$(473.9)	$2,299.0	$(3,739.2)

	September 30,	December 31,
	2010	2009
	(In Millions)
Segment assets:
Financial Advisory/Insurance	$171,215.3	$159,818.1
Investment Management	11,959.4	12,026.1
Consolidation/elimination	(25.9)	(19.3)
Total Assets	$183,148.8	$171,824.9

13)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Net (loss) earnings	$(392.6)	$(275.3)	$1,702.6	$(2,306.3)

Other comprehensive income, net of income taxes:
Change in unrealized gains,
net of reclassification adjustment	609.3	979.1	1,173.1	1,703.0
Changes in defined benefit plan related items
not yet recognized in periodic benefit cost,
net of reclassification adjustment	(44.8)	(43.8)	(75.6)	(75.2)
Total other comprehensive income,
net of income taxes	564.5	935.3	1,097.5	1,627.8
Comprehensive income (loss)	171.9	660.0	2,800.1	(678.5)
Comprehensive income attributable
to noncontrolling interest	(78.2)	(159.3)	(138.9)	(237.0)
Comprehensive Income (Loss)
Attributable to AXA Financial, Inc.	$93.7	$500.7	$2,661.2	$(915.5)

14)	ALLIANCEBERNSTEIN REAL ESTATE CHARGE

In third quarter 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with their workforce reductions commencing in 2008. As a result, AllianceBernstein recorded a pre-tax charge of $89.6 million in third quarter 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off leasehold improvements, furniture and equipment related to this space.

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

OVERVIEW

Organization

AXA Financial Group is a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  Through its insurance company subsidiaries, AXA Financial Group is among the oldest and largest life insurance organizations in the United States.  It is also a leading asset manager, with total assets under management of approximately $587.3 billion at September 30, 2010, of which approximately $484.3 billion were managed by AllianceBernstein.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

The GMDB/GMIB reserve balance before reinsurance ceded was $4.3 billion at September 30, 2010. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return.  This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves
Sensitivity - Rate of Return
September 30, 2010

Increase/(Reduction) in GMDB/GMIB Reserves
(In Millions)

100 BP decrease in future rate of return	$ 722
100 BP increase in future rate of return	(659)

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

At September 30, 2010, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.0% grading to 5.5% over 10 years and for MONY Life was 5.0%.  Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.  Many of the factors that affect gross margins are included in the determination of AXA Financial Group’s dividends to these policyholders. DAC and VOBA adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and universal life policies DAC balance was $3.50 billion at September 30, 2010.  The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%.  This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality
September 30, 2010

Increase/(Reduction) in DAC
(In Millions)

Decrease in future mortality by 1%	$35.6
Increase in future mortality by 1%	(40.5)

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At September 30, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations were 15% (12.9% net of product weighted average Separate Account fees) and 0% (-2.1% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  Unless there is a sustained interim deviation, AXA Financial Group’s long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of September 30, 2010, current projections of future average gross market returns assume a 0% annualized return for the next four quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

The variable annuity contracts DAC balance was $4.1 billion at September 30, 2010.  The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return
September 30, 2010

Increase/(Reduction) in DAC
(In Millions)

Decrease in future rate of return by 1%	$(25.0)
Increase in future rate of return by 1%	20.1

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

Total goodwill recognized in the consolidated balance sheet of AXA Financial at December 31, 2009 was $4.77 billion, comprised of amounts assigned to its two reporting units: $368.7 million related to the Financial Advisory/Insurance segment, principally arising from the MONY Acquisition, and $4.40 billion related to the Investment Management segment, primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units.  At December 31, 2009, these reporting units had fair values that exceeded their carrying amounts and consequently, goodwill was not impaired.  At September 30, 2010, the total carrying value of goodwill was $4.77 billion.  During the first nine months of 2010, no events occurred or circumstances changed from year-end 2009 that more likely than not would have reduced the fair values of AXA Financial’s reporting units below their carrying values.

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

The following presents a summary of other intangible assets as of September 30, 2010 and December 31, 2009 related to the MONY Acquisition:

Intangible Assets Subject to Amortization

	Gross Carrying Amount	Accumulated Amortization	Net
	(In Millions)

September 30, 2010:
Insurance distribution network	$26.0	$(14.4)	$11.6

December 31, 2009
Insurance distribution network	$26.0	$(12.6)	$13.4

For third quarter and the first nine months of 2010 and 2009, respectively, total amortization expense related to these intangible assets was $.6 million, $1.8 million, $.6 million and $1.8 million.  Intangible assets amortization expense is estimated at $2.4 million annually.  The insurance distribution network intangible assets related to the MONY Acquisition are amortized on a straight-line basis with an estimated useful life of 10-20 years.

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

Intangible assets related to the Investment Management segment principally consist of costs assigned to investment management contracts acquired in connection with the Bernstein Acquisition and purchases of AllianceBernstein Units, less accumulated amortization recognized on a straight-line basis over their estimated useful life of approximately 20 years.  The gross carrying amount and accumulated amortization of these intangible assets were $841.7 million and $376.4 million, respectively, at September 30, 2010 and $841.7 million and $348.6 million, respectively, at December 31, 2009.  Amortization expense related to these AllianceBernstein intangible assets totaled $9.5 million, $27.8 million, $9.3 million and $28.0 million for third quarter and the nine months ended September 30, 2010 and 2009, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $22.0 million.

AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Significant assumptions used to estimate the expected cash flows from the investment management contracts are updated to reflect management’s consideration of current market conditions and expectations made with respect to customer account attrition and asset growth rates.  At September 30, 2010 and December 31, 2009, AllianceBernstein determined that these intangible assets were not impaired.

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

For third quarter and the first nine months of 2010, respectively, AXA Financial recognized net periodic cost of $56.5 million and $182.8 million related to its qualified and non-qualified pension plans and $9.6 million and $29.8 million related to its postretirement benefits plans.  Each component of net periodic pension and postretirement benefits cost is based on AXA Financial Group’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs.  Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Financial Group to measure its pension and postretirement benefits obligations reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under AXA Financial Group’s pension and postretirement benefits plans are discounted using a published high-quality bond yield curve.  A discount rate assumption of 6.00% was used by AXA Financial Group to measure each of these benefits obligations at December 31, 2009 and to estimate 2010 net periodic cost.  A 100 BP change in the discount rate assumption would have impacted AXA Financial Group’s net periodic cost for the first nine months of 2010 as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Pension and Post- Retirement Net Periodic Cost
Sensitivity – Discount Rate
Nine Months Ended September 30, 2010

	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(In Millions)

100 BP increase in discount rate	$(14.4)	$(1.7)
100 BP decrease in discount rate	14.0	1.8

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and MONY Life and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 10%-15% equity real estate and other investments.  Prior to this change, the target asset mix included equity securities, fixed maturities and real estate at 65%, 25% and 10%, respectively.  Certain qualified pension plans of AXA Financial Group have developed hedging strategies to lessen downside equity risk.  In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans.  At January 1, 2010, the beginning of the 2010 measurement year, the fair value of AXA Financial Group’s plan assets was $1.67 billion.  Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted AXA Financial Group’s net periodic cost for first nine months of 2010 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

Net Periodic Pension Cost
Sensitivity – Rate of Return
Nine Months Ended September 30, 2010

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)

100 BP increase in expected rate of return	$(13.6)
100 BP decrease in expected rate of return	13.6

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

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process.  The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process.  A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.  The loan specific portion of the loss allowance is based on AXA Financial Group’s assessment as to ultimate collectability of loan principal and interest.  Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

Fair Value Measurements

Investments reported at fair value in the consolidated balance sheets of AXA Financial include fixed maturity and equity securities classified as available-for-sale, trading securities, and certain other invested assets, such as freestanding derivatives.  In addition, reinsurance contracts covering GMIB exposure and the GWBL feature in certain variable annuity products issued by AXA Financial Group are considered embedded derivatives and reported at fair value.

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

The table below shows, for the third quarter and the first nine months of 2010 and 2009 and the year ended December 31, 2009, the impact on (Loss) earnings from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended September 30,		Nine months Ended September 30,		Year Ended December 31,
	2010	2009	2010	2009	2009
	(In Millions)

(Loss) income on free-standing derivatives (1)	$(437.4)	$(1,268.8)	$2,366.2	$(5,364.3)	$(6,955.4)
Increase (decrease) in fair value of GMIB reinsurance contracts (2)	308.0	(21.2)	893.9	(741.1)	(1,004.6)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (3)	(1,050.8)	(50.4)	(1,765.3)	405.9	533.8
Total	$(1,180.2)	$(1,340.4)	$1,494.8	$(5,699.5)	$(7,426.2)

(1)	Reported in Net investment income (loss) in the consolidated statement of (loss) earnings.
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statement of (loss) earnings.
(3)	Reported in Policyholders’ benefits in the consolidated statement of (loss) earnings.

In third quarter 2010, the assumptions for long term surrender rates for variable annuities with GMDB and GMIB guarantees at certain policy durations were updated based upon emerging experience.  Also reflected in the models which project future claims were refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  These changes resulted in a net increase to the GMDB and GMIB reserves, an increase to the GMIB reinsurance asset and lower baseline DAC amortization.  The after DAC and after tax impacts of these updated assumptions and refinements were an increase to the Net loss of approximately $115.0 million in the third quarter 2010.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narrative that follows discusses the results for third quarter and the nine months ended September 30, 2010 compared to the comparable 2009 periods’ results.

AXA Financial, Inc.
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Universal life and investment-type product policy fee income	$825.1	$800.4	$2,413.6	$2,312.8
Premiums	375.0	362.5	1,147.8	1,099.5
Net investment income (loss):
Investment (loss) income from derivative instruments	(437.4)	(1,268.8)	2,366.2	(5,364.3)
Other investment income	884.5	900.2	2,484.8	2,153.1
Total net investment income (loss)	447.1	(368.6)	4,851.0	(3,211.2)
Investment losses, net:
Total other-than-temporary impairment losses	(179.9)	(113.2)	(276.4)	(226.8)
Portion of loss recognized in other comprehensive income	11.3	.8	17.5	4.1
Net impairment losses recognized	(168.6)	(112.4)	(258.9)	(222.7)
Other investment gains, net	2.5	5.8	29.5	204.8
Total investment losses, net	(166.1)	(106.6)	(229.4)	(17.9)
Commissions, fees and other income	926.0	929.4	2,819.7	2,634.6
Increase (decrease) in fair value of reinsurance contracts	308.0	(21.2)	893.9	(741.1)
Total revenues	2,715.1	1,595.9	11,896.6	2,076.7

Policyholders’ benefits	1,855.2	735.2	4,256.2	1,853.3
Interest credited to policyholders’ account balances	277.1	290.2	789.4	859.3
Compensation and benefits	618.7	593.8	1,796.1	1,758.6
Commissions	232.0	207.7	691.2	692.9
Distribution related payments	72.5	61.8	210.3	164.8
Amortization of deferred sales commissions	11.7	13.4	36.0	42.1
Interest expense	88.1	72.6	276.4	224.8
Amortization of deferred policy acquisition costs and
value of business acquired	(40.8)	(19.4)	1,062.4	(68.9)
Capitalization of deferred policy acquisition costs	(226.5)	(213.9)	(681.5)	(758.6)
Rent expense	73.1	77.7	210.0	217.8
Amortization of other intangible assets	9.5	9.9	28.9	29.7
Other operating costs and expenses	353.2	240.8	922.2	800.1
Total benefits and other deductions	3,323.8	2,069.8	9,597.6	5,815.9

(Loss) earnings from continuing operations before income taxes	(608.7)	(473.9)	2,299.0	(3,739.2)
Income tax benefit (expense)	216.1	205.8	(596.4)	1,443.6

(Loss) earnings from continuing operations, net of income taxes	(392.6)	(268.1)	1,702.6	(2,295.6)
Loss from discontinued operations, net of income taxes	-	(7.2)	-	(10.2)

Net (loss) earnings	(392.6)	(275.3)	1,702.6	(2,306.3)
Less: net earnings attributable to the noncontrolling interest	(23.7)	(129.8)	(126.2)	(203.6)

Net (Loss) Earnings Attributable to AXA Financial, Inc.	$(416.3)	$(405.1)	$1,576.4	$(2,509.9)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The loss attributable to the AXA Financial Group in third quarter 2010 was $416.3 million, a difference of $11.2 million from the $405.1 million of net loss attributable to AXA Financial Group during third quarter 2009.

Net earnings attributable to the noncontrolling interest was $23.7 million in third quarter 2010 as compared to $129.8 million in the 2009 quarter.  The decrease was due to lower AllianceBernstein earnings in the 2010 quarter partially offset by a higher noncontrolling interest ownership percentage.

Total enterprise net loss of $392.6 million was reported in third quarter 2010, an increase of $117.3 million from the $275.3 million of net loss reported for third quarter 2009.

The income tax benefit in third quarter 2010 was $216.1 million compared to $205.8 million in third quarter 2009.  The change from quarter to quarter was primarily due to the higher loss in third quarter 2010 as compared to the 2009 quarter.

Loss from continuing operations before income taxes was $608.7 million for third quarter 2010, an increase of $134.8 million from the $473.9 million reported for the year earlier quarter.  The Financial Advisory/Insurance segment’s loss from continuing operations was $640.4 million in third quarter 2010, $49.8 million lower than the 2009 quarter’s loss of $690.2 million.  This decrease was primarily due to net investment income as compared to losses and an increase rather than a decrease in the fair value of reinsurance contracts, offset by higher policyholder benefits.  The Investment Management segment’s earnings from continuing operations were $31.8 million in third quarter 2010, $184.1 million lower than in the 2009 quarter principally due to higher other operating expenses due to the real estate sub-lease charge at AllianceBernstein, lower net investment income, lower investment gains, net and higher compensation and benefits partially offset by higher investment advisory and services fees and distribution revenues.

Total consolidated revenues for AXA Financial Group were $2.72 billion for third quarter 2010, an increase of $1.12 billion from $1.60 billion in the 2009 quarter due to the increase of $1.18 billion in the Financial Advisory segment partially offset by a $66.5 million decrease from the Investment Management segment.  The increase of Financial Advisory/Insurance segment revenues in the 2010 quarter was principally due to the increase as compared to lower net investment loss from derivatives of $429.6 million as compared to $1.27 billion in third quarter 2009 and an increase versus a decrease in the fair value of reinsurance contracts accounted for as derivatives ($308.0 million versus $(21.2) million in the respective 2010 and 2009 quarterly periods).  The Investment Management segment’s decrease of $66.5 million to $757.9 million in revenues for third quarter 2010 as compared to $824.4 million in the 2009 quarter primarily was due to lower net investment income of $42.2 million as compared to $100.1 million in third quarter 2009 and $3.7 million in investment gains as compared to $29.3 million of gains in third quarter 2009 partially offset by $19.2 million higher investment advisory and services fees and $11.6 million higher distribution revenues income at AllianceBernstein in the 2010 quarter.

Consolidated total benefits and expenses were $3.32 billion in third quarter 2010, $1.25 billion higher than the $2.07 billion in third quarter 2009.  The Financial Advisory/Insurance segment’s total expenses were $2.61 billion in third quarter 2010 as compared to the $1.47 billion in third quarter 2009 while total expenses for the Investment Management segment for the 2010 quarter were $726.1 million, $117.6 million higher than the $608.5 million in expenses in the 2009 comparable quarter.  The Financial Advisory/Insurance segment’s increase was principally due to higher policyholders’ benefits in the 2010 quarter.  The increase in total expenses for the Investment Management segment in third quarter 2010 resulted from the increase in other operating expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net earnings attributable to the AXA Financial Group in the first nine months of 2010 were $1.58 billion, a difference of $4.09 billion from the $2.51 billion of net loss attributable to AXA Financial Group during the first nine months of 2009.

Net earnings attributable to the noncontrolling interest was $126.2 million in the first nine months of 2010 as compared to $203.6 million in the 2009 period.  The increase was due to lower AllianceBernstein earnings and a lower noncontrolling interest ownership interest.

Total enterprise net earnings of $1.70 billion were reported in the first nine months of 2010, an increase of $4.01 billion from the $2.31 billion of net loss reported for the first nine months of 2009.

Income tax expense in the first nine months of 2010 was $596.4 million compared to the income tax benefit of $1.44 billion in the first nine months of 2009.  The increase in income tax expense was primarily due to the increase in pre-tax income partially offset by a tax benefit of $148.4 million in first quarter 2010 primarily due to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein Units.  It is expected that there will continue to be a reduction of related taxes in future periods, but to a far lesser degree.  The tax benefit for the 2009 period included $15.1 million related to the release of tax audit reserves held by the Investment Management segment.

Earnings from continuing operations before income taxes were $2.30 billion for the first nine months of 2010, an increase of $6.04 billion from the $3.74 billion in pre-tax loss reported for the year earlier period.  The Financial Advisory/Insurance segment’s earnings from continuing operations were $2.07 billion in the first nine months of 2010, $6.15 billion higher than the 2009 period’s loss of $4.08 billion.  This increase was primarily due to net investment income as compared to losses and an increase rather than a decrease in the fair value of reinsurance contracts, offset by higher policyholder benefits and higher DAC amortization.  The Investment Management segment’s earnings from continuing operations were $223.1 million in the first nine months of 2010, $118.8 million lower than in the 2009 period, principally due to higher other operating expenses due to real estate sub-lease charges of $101.6 million, lower investment gains, net and lower net investment income partially offset by higher investment advisory and services fees and distribution revenues at AllianceBernstein in the 2010 period.

Total consolidated revenues were $11.90 billion in first nine months of 2010, an increase of $9.82 billion from the $2.08 billion reported in the 2009 period.  The Financial Advisory/Insurance segment reported a $9.79 billion increase in its revenues to $9.74 billion as compared to its $51.5 million of negative revenues in the first nine months of 2009 while the Investment Management segment’s increase was $23.1 million to $2.18 billion in the first nine months of 2010 as compared to $2.15 billion in the prior year’s comparable period.  The increase in the Financial Advisory/Insurance segment’s revenues in the 2010 period was principally due to investment income from derivatives of $2.38 billion as compared to investment losses of $5.36 billion in the first nine months of 2009 and an increase as compared to a decrease in the fair value of reinsurance contracts accounted for as derivatives ($893.9 million versus $(741.1) million in the respective 2010 and 2009 nine month periods).  The Investment Management segment’s $2.18 billion in revenues for the first nine months of 2010 as compared to $2.15 billion in the 2009 period primarily was due to $151.1 million higher investment advisory and services fees and $52.8 million higher distribution revenues income at AllianceBernstein partially offset by $8.6 million of net investment losses as compared to $131.3 million in net investment gains.

Consolidated total benefits and expenses were $9.60 billion in the first nine months of 2010, an increase of $3.78 billion from the $5.82 billion total for the comparable period in 2009.  The Financial Advisory/Insurance segment’s total expenses were $7.66 billion, an increase of $3.63 billion from the first nine months of 2009’s total of $4.03 billion.  The Financial Advisory/Insurance segment’s increase was principally due to higher policyholders’ benefits and higher amortization of DAC in the 2010 period.  Total expenses for the Investment Management segment for the first nine months of 2010 were $1.95 billion, $141.9 million higher than the $1.81 billion in expenses in the 2009 period.  The increase in expenses for the Investment Management segment was primarily due to the $90.8 million increase during the first nine months of 2010 in other operating expenses principally resulting from the real estate sub-lease charges, higher distribution related payments and higher compensation and benefits at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Financial Advisory / Insurance Segment

Financial Advisory / Insurance
 Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Universal life and investment-type product policy fee income	$825.1	$800.4	$2,413.6	$2,312.8
Premiums	375.0	362.5	1,147.8	1,099.5
Net investment income (loss):
Investment (loss) income from derivative instruments	(429.6)	(1,269.9)	2,376.4	(5,364.0)
Other investment income	824.1	796.0	2,449.4	2,000.3
Total net investment income (loss)	394.5	(473.9)	4,825.8	(3,363.7)
Investment losses, net:
Total other-than-temporary impairment losses	(179.9)	(113.2)	(276.4)	(226.8)
Portion of losses recognized in other comprehensive income	11.3	.8	17.5	4.1
Net impairment losses recognized	(168.6)	(112.4)	(258.9)	(222.7)
Other investment gains (losses) net	(1.2)	(23.5)	26.0	159.7
Total investment losses, net	(169.8)	(135.9)	(232.9)	(63.0)
Commissions, fees and other income	232.2	251.8	690.7	704.0
Increase (decrease) in fair value of reinsurance contracts	308.0	(21.2)	893.9	(741.1)
Total revenues	1,965.0	783.7	9,738.9	(51.5)

Policyholders’ benefits	1,855.2	735.2	4,256.2	1,853.3
Interest credited to policyholders’ account balances	277.1	290.2	789.4	859.3
Compensation and benefits	254.8	245.9	759.0	748.2
Commission costs	232.0	207.7	691.2	692.9
Interest expense	84.5	63.8	251.2	192.3
Amortization of DAC and VOBA	(40.8)	(19.4)	1,062.4	(68.9)
Capitalization of DAC	(226.5)	(213.9)	(681.4)	(758.6)
Rent expense	26.5	30.0	72.0	76.3
Amortization of other intangible assets, net	.5	.5	1.7	1.7
All other operating costs and expenses	142.1	133.9	464.3	434.6
Total benefits and other deductions	2,605.4	1,473.9	7,665.9	4,031.1

(Loss) Earnings from Continuing Operations before Income Taxes	$(640.4)	$(690.2)	$2,073.0	$(4,082.6)
Three Months ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Revenues

In third quarter 2010, the Financial Advisory/Insurance segment’s revenues increased by $1.18 billion to $1.97 billion as compared to $783.7 million in the comparable 2009 quarter.  The revenue increases for the segment were principally due to an increase in the fair value of the reinsurance contracts as compared to the decrease during the comparable 2009 quarter and net investment income in third quarter 2010 as compared to net investment loss in the 2009 quarter.

Policy fee income totaled $825.1 million in third quarter 2010 as compared to $800.4 million in third quarter 2009.  The increase resulted from higher fees earned on higher average Separate Account balances due primarily to market appreciation over the last twelve months.

The $12.5 million increase in premiums to $375.0 million in third quarter 2010 as compared to $362.5 million in the 2009 quarter was primarily due to $9.0 million higher term life insurance premiums, a $3.1 million increase in premiums assumed and a $5.3 million decrease in premium ceded partially offset by $7.4 million lower premiums for traditional life policies in the Closed Blocks.

Net investment income increased $868.4 million to $394.5 million in third quarter 2010 from the $473.9 million of net loss reported in the 2009 quarter.  The increase was the net effect of the $840.3 million decrease in the net investment losses from derivative instruments and the $28.1 million increase in other investment income.  The Financial Advisory/Insurance segment reported net investment losses from derivative instruments of $429.6 million as compared to $1.27 billion in the 2009 quarter.  Other investment income increased to $824.1 million in third quarter 2010 primarily due to the increase of $39.8 million from mark-to-market gains on trading account securities partially offset by the $12.6 million lower investment income from equity limited partnerships.

Investment losses, net totaled $169.8 million in third quarter 2010 as compared to $135.9 million in the prior year’s comparable quarter.  The Financial Advisory/Insurance segment’s $33.9 million higher loss was due to higher writedowns on fixed maturities, $168.7 million in third quarter 2010 as compared to $112.4 million in the year earlier quarter, partially offset by $5.5 million in gains from the sale of fixed maturities in the 2010 quarter as compared to $14.9 million in losses in the 2009 period.

In third quarter 2010, there was a $308.0 million increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to the $21.2 million decrease in their fair value in third quarter 2009.  The 2010 increase primarily resulted from updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals and dynamic policyholder surrender behavior  while the 2009 quarter’s decrease related primarily to the increase in interest rates during that period.

Benefits and Other Deductions

Total benefits and other deductions increased $1.13 billion in third quarter 2010 to $2.61 billion principally due to the Financial Advisory/Insurance segment’s $1.12 billion increase in policyholders’ benefits.

Policyholders’ benefits totaled $1.86 billion, an increase of $1.12 billion from the $735.2 million reported for third quarter 2009.  The increase was principally due to the $1.01 billion increase in GMDB/GMIB reserves ($1.07 billion in third quarter 2010 versus $63.6 million in third quarter 2009) partially due to updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  In addition, there was a $112.5 million increase in benefits paid to $672.2 million during third quarter 2010.

Interest credited to policyholders’ account balances decreased $13.1 million in third quarter 2010 to $277.1 million primarily due to lower average policyholders’ account balances and lower crediting rates.

For third quarter 2010, commissions in the Financial Advisory/Insurance segment totaled $232.0 million, an increase of $24.3 million from the comparable 2009 quarter principally due to an increase in premiums, primarily for term products.

Interest expense rose $20.7 million to $84.5 million in third quarter 2010 as compared to $63.8 million in the comparable 2009 quarter.  The Financial Advisory/Insurance segment’s increase was due to increased interest on loans from affiliates resulting from higher fixed interest rates on borrowings from AXA and AXA affiliates.

DAC and VOBA negative amortization was $40.8 million in third quarter 2010, $21.4 million higher than the negative $19.4 million reported in the corresponding 2009 quarter.  In both periods, significant hedging losses were incurred that were not fully offset by changes in GMDB and GMIB reserves, resulting in negative DAC amortization.  In addition, in third quarter 2010, the surrender rate assumption was lowered and the projected impact of partial withdrawals was updated as was the dynamic surrender behavior for the Accumulator® product, which decreased amortization by $13.6 million.

DAC capitalization totaled $226.5 million, an increase of $12.6 million from the $213.9 million reported in third quarter 2009 primarily due to $7.0 million higher capitalization of  first year commissions and a $5.6 million increase in deferrable operating expenses.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

Revenues

In the first nine months of 2010, the Financial Advisory/Insurance segment’s revenues increased $9.79 billion to $9.74 billion from negative revenues of $51.5 million in the 2009 period.  The revenue increase for this segment was principally due to net investment income in the 2010 period as compared to net investment losses in the first nine months of 2009 and an increase in the fair value of the reinsurance contracts as compared to a decrease during the comparable 2009 period partially offset by higher investment losses, net in the first nine months of 2010 as compared to the first nine months of 2009.

Policy fee income totaled $2.41 billion in the first nine months of 2010, $100.8 million higher than for the 2009 period.  This increase resulted from higher fees earned on higher average Separate Account balances due primarily to market appreciation over the last twelve months.

The $48.3 million increase in premiums to $1.15 billion in the first nine months of 2010 as compared to $1.10 billion in the 2009 period was primarily due to $32.6 million higher term life insurance premiums, an $8.4 million increase in premiums assumed and a $1.1 million decrease in premium ceded partially offset by lower premiums for traditional life policies in the Closed Blocks.

Net investment income increased $8.19 billion to $4.83 billion in the first nine months of 2010 from the $3.36 billion of net loss reported in the 2009 period.  The increase resulted from the $7.74 billion increase in the investment income from derivative instruments and the $449.1 million increase in other investment income.  The Financial Advisory/Insurance segment reported income from derivative instruments of $2.38 billion as compared to losses of $5.36 billion in the 2009 period driven by changes in equity markets and lower interest rates.  Other investment income increased to $2.45 billion in the 2010 period primarily due to $257.0 million and $188.9 million of higher investment income from equity limited partnerships and mark-to-market gains on trading account securities.

Investment losses, net totaled $232.9 million in the first nine months of 2010 as compared to $63.0 million in the prior year’s comparable period.  The Financial Advisory/Insurance segment’s higher loss in the 2010 period was due to higher writedowns on fixed maturities ($258.9 million in the first nine months of 2010 as compared to $222.7 million in the 2009 period) and to $139.4 million of lower gains from the sale of fixed maturities ($36.2 million in the first nine months of 2010 down from $175.6 million in the year earlier period).

In the first nine months of 2010, there was an $893.9 million increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to the $741.1 million decrease in their fair value in the first nine months of 2009; both periods’ changes reflected equity market fluctuations.  The 2010 increase primarily resulted from updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals and dynamic policyholder surrender behavior.  The 2009 decrease was primarily driven by the increase in interest rates.

Benefits and Other Deductions

Total benefits and other deductions increased $3.63 billion in the first nine months of 2010 to $7.67 billion principally due to the Financial Advisory/Insurance segment’s $2.40 billion increase in policyholders’ benefits and the $1.13 billion increase in DAC and VOBA amortization in 2010 to $1.06 billion.

Policyholders’ benefits totaled $4.25 billion, an increase of $2.40 from the $1.85 billion reported for the first nine months of 2009.  The increase was principally due to the $1.92 billion increase in GMDB/GMIB reserves (due to an increase of $1.68 billion in the 2010 period as compared to a decrease of $243.4 million in the comparable 2009 period) as the result of updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  In addition, there was a $248.9 million increase related to the GWBL reserve (an $84.0 million increase in the 2010 period compared to a decrease of $162.5 million in the year earlier period), and the $207.5 million higher benefits paid.

Interest credited to policyholders’ account balances decreased $69.9 million in the first nine months of 2010 to $789.4 million primarily due to lower average policyholders’ account balances and lower crediting rates.

Interest expense rose $58.9 million to $251.2 million in the first nine months of 2010 as compared to $192.3 million in the comparable 2009 period.  The Financial Advisory/Insurance segment’s increase was due to increased interest on loans from affiliates resulting from higher fixed interest rates on borrowings from AXA and AXA affiliates for the comparable nine month periods.

DAC and VOBA amortization was $1.06 billion in first nine months of 2010, a change of $1.13 billion from the negative $68.9 million reported in the corresponding 2009 period.  In the first nine months of 2010, significant hedging gains were recorded due to decreasing interest rates, partially offset by positive equity market performance.  These gains were not fully offset by changes in GMDB and GMIB reserves.  Therefore, additional DAC was amortized on these gains.  In addition, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates contributed to lower baseline DAC amortization.  Conversely, the first nine months of 2009, significant hedging losses were incurred due to increasing interest rates and positive equity market performance, again not fully offset by changes in GMDB and GMIB reserves, resulting in negative DAC amortization in the 2009 period.  Amortization from all other products was positive for both quarters.

DAC capitalization totaled $681.5 million, a decrease of $77.1 million from the $758.6 million reported in the first nine months of 2009 primarily due to $61.7 million lower first year commissions and a $15.4 million decrease in deferrable operating expenses due to lower sales of variable annuity products.

Premiums and Deposits.

The following table lists sales for major insurance product lines and mutual funds.  Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Retail:
Annuities
First year	$792.5	$615.0	$2,259.2	$2,465.1
Renewal	491.7	465.6	1,689.4	1,571.4
	1,284.2	1,080.6	3,948.6	4,036.5
Life(1)
First year	68.6	62.0	205.7	194.3
Renewal	688.8	572.8	1,838.1	1,756.3
	757.4	634.8	2,043.8	1,950.6
Other(2)
First year	2.3	3.9	8.5	9.4
Renewal	64.7	60.9	192.9	185.1
	67.0	64.8	201.4	194.5

Total retail	2,108.6	1,780.2	6,193.8	6,181.6

Wholesale:
Annuities
First year	368.6	281.3	1,082.3	2,250.8
Renewal	97.5	86.5	344.6	208.1
	466.1	367.8	1,416.9	2,458.9
Life(1)
First year	41.8	31.5	109.1	103.7
Renewal	171.6	162.3	498.3	469.5
	213.4	193.8	607.4	573.2

Other	.3	.4	1.2	1.5

Total wholesale	679.8	562.0	2,035.5	3,033.6

Total Premiums and Deposits	$2,788.4	$2,342.2	$8,229.3	$9,215.2
Total Mutual Fund Sales (3)	$935.3	$926.7	$3,339.7	$2,507.3

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Including sales through AXA Advisors’ advisory accounts.

Total premiums and deposits for insurance and annuity products for the first nine months of 2010 were $8.23 billion, a decrease of $985.9 million from the $9.22 billion in the 2009 period while total first year premiums and deposits decreased $1.36 billion to $3.66 billion in the first nine months of 2010 from $5.02 billion in the first nine months of 2009.  The annuity lines’ first year premiums and deposits decreased $1.37 billion to $3.34 billion due to a $1.43 billion decrease in sales of variable annuities ($1.20 billion decrease in the wholesale and $226.0 million in the retail channels) due to the high level of sales in first quarter 2009 preceding the launch of a redesigned Accumulator® product with reduced benefits.  First year premiums and deposits for life insurance products were essentially unchanged, as the $7.9 million decrease in sales of variable and interest-sensitive life insurance products in the wholesale channel was offset by the $12.4 million increase in variable and interest sensitive life insurance sales in the retail channel and the $12.4 million increase in first year term life insurance sales in the wholesale channel was offset by the $2.1 million decrease in the retail channel.

Changes to certain of the Insurance Group’s insurance product features, which were made primarily in 2009, including, e.g., guarantee features, pricing and/or Separate Account investment options, have impacted the sales of certain annuity and life insurance products offered by the Insurance Group, adversely affecting sales in the first nine months of 2010, particularly in the wholesale channel, and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to review, develop and modify its existing product offerings and has introduced new products with a view towards increasing the diversity of its product portfolio and driving profitable growth while managing risk.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines.   Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended September 30,		Nine Months Ended September 30,		Rates(1) Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	(Dollars In Millions)

Annuities	$1,416.3	$1,264.2	$4,325.1	$3,939.2	6.4%	6.8%
Variable and interest-sensitive life	337.2	228.7	774.0	732.9	5.1	5.1
Traditional life	136.4	149.4	436.0	482.7	3.9	4.3
Total	$1,889.9	$1,642.3	$5,535.1	$5,154.8

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during 2010 and 2009, respectively.

Surrenders and withdrawals increased $380.3 million, from $5.15 billion in the first nine months of 2009 to $5.54 billion for the first nine months of 2010.  There were increases of $385.9 million in individual annuities and $41.1 million in variable and interest sensitive life surrenders and withdrawals, with a decrease of $46.7 million reported for the traditional life insurance line.  The annualized annuities surrender rate decreased to 6.4% in the first nine months of 2010 from 6.8% in the comparable 2009 period.  The individual life insurance products’ annualized surrender rate decreased from 4.6% in the first nine months of 2009 to 4.5% in the 2010 period.  In third quarter 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience.  If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.

Investment Management

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$503.3	$484.1	$1,528.3	$1,377.2
Bernstein research services	95.8	109.3	323.7	325.8
Distribution revenues	85.4	73.8	249.2	196.4
Other revenues(1)	27.5	27.8	81.8	79.0
Commissions, fees and other income	712.0	695.0	2,183.0	1,978.4

Investment income (loss)	43.0	100.9	(6.1)	135.4
Less: interest expense to finance trading activities	(.8)	(.8)	(2.7)	(3.9)
Net investment income (loss)	42.2	100.1	(8.6)	131.3

Investment gains, net	3.7	29.3	3.5	45.1
Total revenues	757.9	824.4	2,177.9	2,154.8

Expenses:
Compensation and benefits	364.0	347.9	1,037.4	1,010.6
Distribution related payments	72.5	61.8	210.3	164.8
Amortization of deferred sales commissions	11.7	13.4	36.0	42.1
Interest expense	3.6	11.8	25.2	36.0
Rent expense	46.6	47.6	138.0	141.5
Amortization of other intangible assets, net	9.0	9.4	27.2	28.0
Other operating costs and expenses	218.7	116.6	480.7	389.9
Total expenses	726.1	608.5	1,954.8	1,812.9

Earnings from Continuing Operation before Income Taxes	$31.8	$215.9	$223.1	$341.9

(1)	Included fees earned by AllianceBernstein totaling $17.9 million, $16.8 million, $52.9 million and $47.7 million for services provided to the Insurance Group.

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for third quarter 2010 were $31.8 million, $184.1 million lower than the $215.9 million of earnings in third quarter 2009.

 The Investment Management segment’s revenues for third quarter 2010 were $757.9 million, a decrease of $66.5 million from the $824.4 million reported in third quarter 2009.

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

Investment advisory and services fees include base fees and performance fees.  For third quarter 2010, investment advisory and services fees increased by $19.2 million from third quarter 2009 primarily due to an increase in base fees of $13.7 million and a $5.5 million increase in performance fees.  The $25.0 million and $10.3 million increases in base investment advisory and services fees in the Retail and Private Client channels were partially offset by a $21.6 million decrease for the Institutional channel. Performance fees increased from $0.2 million in third quarter 2009 to $5.7 million in the 2010 quarter.

In third quarter 2010, the Bernstein research revenues decreased $13.5 million over the corresponding 2009 quarter primarily due to lower equity market transaction volume in both the U.S. and Europe.

The distribution revenues for third quarter 2010 increased $11.6 million to $85.4 million as compared to $73.8 million in the corresponding prior year quarter due to higher Retail average mutual fund AUM.

Net investment income consisted of dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts, and realized and unrealized (losses) gains on trading and other investments.  The $57.9 million decrease to $42.2 million in net investment income in third quarter 2010 as compared to $100.1 million in third quarter 2009 was primarily due to the $34.9 million lower realized and unrealized losses on trading account securities related to deferred compensation plan obligations ($36.0 million in the 2010 period as compared to $70.9 million in the comparable 2009 quarter).  In addition, there was a $14.1 million decline from $23.9 million in investment income to $9.8 million in third quarter 2010 primarily due to lower equity income from joint ventures.

The $25.6 million decrease to $3.7 million in investment gains, net in third quarter 2010 principally resulted from gains on sales of investments including investments in AllianceBernstein’s consolidated joint venture.

Expenses

The Investment Management segment’s total expenses were $726.1 million in third quarter 2010, showing a $117.6 million increase from the comparable 2009 quarter.

For third quarter 2010, employee compensation and benefits expense was $364.0 million as compared to $347.9 million in the respective 2009 quarter.  The $16.1 million increase was principally due to the $5.0 million increase in incentive compensation due to higher cash compensation accruals offset by lower deferred compensation expense.  The $3.0 million increase for third quarter 2010 in base compensation, fringe benefits and other employment costs at AllianceBernstein was primarily due to higher payroll taxes and employee relocation costs offset by lower salaries.  Commission expense for third quarter 2010 decreased by $0.4 million primarily due to lower sales across all distribution channels.

The distribution related payments increased $10.7 million to $72.5 million in third quarter 2010, generally in line with the increase in distribution revenues.

The increase of $102.1 million in other operating costs and expenses for third quarter 2010 to $218.7 million was primarily the result of real estate sub-lease charges.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first nine months of 2010 were $223.1 million, a decrease of $118.8 million from $341.9 million in the prior year’s comparable period.

The Investment Management segment’s revenues totaled $2.18 billion in the first nine months of 2010, an increase of $23.1 million from $2.15 billion in the first nine months of 2009, as higher investment advisory and services fees and distribution revenues were partially offset by lower investment results and lower Bernstein research services revenues.

Investment advisory and services fees include base fees and performance fees.  In the first nine months of 2010, investment advisory and services fees totaled $1.53 billion, an increase of $151.1 million from the $1.38 billion in the 2009 period.  The $153.2 million increase in base investment advisory and services fees was partially offset by the $2.1 million decrease in performance fees from $13.4 million in the first nine months of 2009 to $11.3 million in the 2010 period.  The $101.7 million and $67.9 million respective increase in the Retail and Private Client base fees was offset by the $16.4 million decline in the Institutions channel.

The distribution revenues for the first nine months of 2010 increased $52.8 million as compared to the corresponding prior year period due to higher Retail average mutual fund AUM.

The $139.9 million decrease to a net investment loss of $8.6 million in the first nine months of 2010 from the $131.3 million in net investment income in the 2009 period was primarily due to the $10.4 million of realized and unrealized gains on trading account securities related to deferred compensation plan obligations in the 2010 period as compared to $105.7 million in the comparable 2009 period.  In addition, there was a $20.0 million equity loss from joint ventures in the first nine months of 2010 as compared to a $10.5 million in income in the first nine months of 2009.

The $41.6 million decline from $45.1 million in investment gains, net in the first nine months of 2009 to $3.5 million in the 2010 period resulted from lower net gains from sales of investments.

Expenses

The Investment Management segment’s total expenses were $1.95 billion in the first nine months of 2010, an increase of $141.9 million from the $1.81 billion in the 2009 period as higher other operating expenses, distribution related payments and compensation and benefits were partially offset by a decrease in interest expense.

For the first nine months of 2010, employee compensation and benefits expenses for the segment were $1.04 billion as compared to $1.01 billion in the first nine months of 2009.  At AllianceBernstein, there was an $11.3 million increase in incentive compensation primarily due to higher cash compensation accruals, offset by lower deferred compensation expense.  Commission expense for the first nine months of 2010 increased by $1.5 million primarily due to higher retail sales volume.  These increases were partially offset by the $11.4 million decrease for the 2010 period in base compensation, fringe benefits and other employment costs at AllianceBernstein primarily due to lower severance and salaries offset by higher recruitment.

The distribution related payments increased $45.5 million to $210.3 million in the first nine months of 2010 from $164.8 million in the year earlier period primarily as a result of higher average Retail Services assets under management; the payment increase was generally in line with the increase in distribution revenues.

The $90.8 million increase in other operating costs and expenses to $480.7 million for the first nine months of 2010 was primarily the result of real estate sub-lease charges.

Fees and Assets Under Management

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management

	Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

FEES
Third party	$485.5	$467.3	$1,475.5	$1,329.5
General Account and other	10.0	9.2	28.8	27.3
Insurance Group Separate Accounts	7.9	7.6	24.1	20.4
Total Fees	$503.4	$484.1	$1,528.4	$1,377.2

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$430,473	$437,830
General Account and other			38,038	34,452
Insurance Group Separate Accounts			15,757	25,538
Total AllianceBernstein			484,268	497,820

Insurance Group
General Account and other(2)			30,477	26,615
Insurance Group Separate Accounts			72,604	58,140
Total Insurance Group			103,081	84,755

Total by Account:
Third party(1)			430,473	437,830
General Account and other(2)			68,515	61,067
Insurance Group Separate Accounts			88,361	83,678
Total Assets Under Management			$587,349	$582,575

(1)
Includes $58.5 billion and $51.8 billion of assets managed on behalf of AXA affiliates at September 30, 2010 and 2009, respectively.  Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of AXA Financial not managed by AllianceBernstein, principally policy loans, totaling approximately $25.11 billion and $20.92 billion at September 30, 2010 and 2009, respectively, and mortgages and equity real estate totaling $5.37 billion and $5.70 billion at September 30, 2010 and 2009, respectively.

Fees for assets under management increased 4.0% and 11.0% during third quarter and the first nine months of 2010, respectively, from the comparable 2009 periods as a result of the continued growth in average assets under management for third parties and the Separate Accounts.  Total assets under management increased $4.77 billion, primarily due to higher General Account and other and Insurance Group Separate Accounts assets under management.  General Account and other assets under management increased $7.45 billion from the 2009 total.  The $4.68 billion increase in Insurance Group Separate Account assets under management at September 30, 2010 as compared to September 30, 2009 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at September 30, 2010 totaled $484.3 billion as compared to $497.8 billion at September 30, 2009 as market appreciation of $33.4 billion was more than offset by net outflows of $46.9 billion.  The gross inflows of $20.1 billion, $34.3 billion and $8.1 billion in Institutional Investment, Retail and Private Client channels, respectively, partially offset the outflows of $63.3 billion, $36.2 billion and $9.9 billion, respectively.  At September 30, 2010, non-US clients accounted for 36.9% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  In the past four quarters, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows. There was a $24.2 billion decrease in Value Equity to $151.5 billion at September 30, 2010 as the $6.7 billion of market appreciation and $12.3 billion of new investments were more than offset by the $43.2 billion of net long-term outflows.  Growth Equity assets under management totaled $77.2 billion, $16.1 billion lower than its September 30, 2009 balance due to $28.8 billion in net outflows that were partially offset by $6.4 billion in market appreciation and $6.3 billion of new investments.  Assets under management in Fixed Income products increased $27.8 billion to $209.4 billion between September 30, 2009 and September 30, 2010 as $38.4 billion in new investments and $16.1 billion in market appreciation were partially offset by $26.7 billion in net outflows.  The $1.0 billion decrease in Other assets under management to $46.2 billion resulted from $4.2 billion in market appreciation and $5.5 billion in new investments being more than offset by $10.7 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity and Other services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management decreased $1.2 billion in third quarter 2010 to $472.7 billion with a decrease of $14.7 billion in the Institutional Investment channel being offset by increases of $10.6 billion and $2.9 billion in the Retail and Private Client channels, respectively, while the decreases of $21.4 billion and $12.9 billion in the respective Value Equity and Growth Equity service categories were partially offset by increases of $31.1 billion and $2.0 billion in the respective Fixed Income and Other service categories.  Average assets under management totaled $481.9 billion for the nine months ended September 30, 2010 as compared to $448.3 billion for the prior year’s comparable period.  The respective increases for the Institutional, Retail and Private Client channels were $6.6 billion, $20.2 billion and $6.8 billion while the average AUM increases for the Fixed Income and Other categories were $29.7 billion and $6.9 billion, offset by deceases of $2.0 billion and $1.0 billion, respectively, in the Value Equity and Growth Equity services.

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

General Account Investment Assets
September 30, 2010

Balance Sheet Captions:	Balance Sheet Total(3)	Other(1)	Holding Company Group(2)	GAIA(4)
	(In Millions)

Fixed maturities, available for sale, at fair value	$44,131.8	$1,278.3	$1.0	$42,852.5
Mortgage loans on real estate	4,844.6	(396.6)	-	5,241.2
Equity real estate, held for the production of income	518.9	-	404.9	114.0
Policy loans	4,960.7	1.6	-	4,959.1
Other equity investments	1,690.5	251.4	-	1,439.1
Trading securities	3,414.6	631.4	-	2,783.2
Other invested assets	2,542.8	2,515.5	-	27.3
Total investments	62,103.9	4,281.6	405.9	57,416.4
Cash and cash equivalents	6,008.1	600.7	303.4	5,104.0
Short-term and long-term debt	(1,554.7)	1,106.8	(1,134.7)	(1,526.8)
Total	$66,557.3	$5,989.1	$(425.4)	$60,993.6

(1)
Assets listed in the “Other” category principally consist of assets held in portfolios other than the Holding Company Group and the General Account which are not managed as part of GAIA, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses).  The “Other” category is deducted in arriving at GAIA.

(2)
The “Holding Company Group” category includes that group’s assets, which are not managed as part of General Account Investment Assets.  The “Holding Company Group” category is deducted in arriving at General Account Investment Assets.  At September 30, 2010, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009 with a carrying value of $408.9 million.

(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

Investment Results By Asset Category

	Three Months Ended September 30,
	2010		2009
	Yield (1)	Amount	Yield (1)	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income	5.11%	$493.2	5.42%	$508.3
Ending assets(2)		40,286.6		39,315.9
Below investment grade
Income	7.01%	54.4	6.26%	48.4
Ending assets(2)		3,084.0		2,989.9
Mortgages:
Income	6.73%	85.7	6.73%	88.7
Ending assets(3)		5,241.0		5,434.2
Equity Real Estate:
Income(4)	18.40%	4.8	15.09%	3.2
Ending assets(4)		115.0		94.7
Other Equity Investments:
Income	5.24%	18.3	10.35%	32.9
Ending assets(5)		1,438.3		1,343.5
Policy Loans:
Income	6.45%	79.7	6.53%	81.1
Ending assets(6)		5,103.4		5,123.2
Cash and Short-term Investments:
Income	.37%	4.0	.51%	3.9
Ending assets(7)		3,832.0		2,471.3
Trading Securities:
Income	18.07%	98.8	40.32%	59.0
Ending assets(8)		2,800.0		1,305.3
Other Invested Assets:
Income	-	14.0	-	(2.3)
Ending assets		27.7		22.8

Total Invested Assets:
Income	6.49%	852.9	6.37%	823.2
Ending Assets(9)		61,928.0		58,100.8

Debt and Other:
Interest expense and other	7.09%	(26.5)	7.09%	(26.5)
Ending assets (liabilities)(10)		(1,562.1)		(1,562.0)

Total:
Investment income	5.67%	$826.4	5.86%	$796.6
Less: investment fees	(.09)%	(13.8)	(.11)%	(14.8)
Investment Income, Net	5.58%	$812.5	5.75%	$781.8
Ending Net Assets		$60,365.9		$56,538.8

	Nine Months Ended September 30,				Year Ended December
	2010		2009		31, 2009
	Yield (1)	Amount	Yield (1)	Amount	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income	5.22%	$1,491.2	5.51%	$1,535.7
Ending assets(2)		40,286.6		39,315.9	$38,960.7
Below investment grade
Income	6.80%	161.7	6.49%	131.6
Ending assets(2)		3,084.0		2,989.9	2,898.3
Mortgages:
Income	6.90%	265.4	6.66%	256.6
Ending assets(3)		5,241.0		5,434.2	5,328.1
Equity Real Estate:
Income	22.19%	15.8	24.85%	38.1
Ending assets(4)		115.0		94.7	99.0
Other Equity Investments:
Income	8.88%	90.1	(14.98)%	(164.2)
Ending assets(5)		1,438.3		1,343.5	1,295.6
Policy Loans:
Income	6.42%	238.5	6.45%	241.1
Ending assets(6)		5,103.4		5,123.2	5,130.5
Cash and Short-term Investments:
Income	.24%	6.4	.55%	22.0
Ending assets(7)		3,832.0		2,471.3	2,259.7
Trading Securities:
Income	19.48%	238.7	30.87%	49.8
Ending assets(8)		2,800.0		1,305.3	1,447.7
Other Invested Assets:
Income	-	19.4	-	(92.3)
Ending assets(9)		27.7		22.8	-

Total Invested Assets:
Income	6.50%	2,527.1	5.63%	2,018.5
Ending Assets		61,928.0		58,100.8	57,419.6

Debt and Other:
Interest expense and other	7.09%	(79.6)	7.09%	(79.6)
Ending assets (liabilities) (10)		(1,562.1)		(1,562.0)	(1,535.7)

Total:
Investment income	5.79%	2,447.5	4.64%	1,938.9
Less: investment fees	(.11)%	(44.7)	(.11)%	(43.6)
Investment Income, Net	5.68%	$2,402.8	4.53%	$1,895.3
Ending Net Assets		$60,365.9		$56,538.8	$55,883.9

(1)
Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

(2)
Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $(20.0) million, $(491.5) million and $0 million, and include accrued income of $530.3 million, $528.1 million and $485.8 million, amounts due from securities sales of $0.1 million, $0.6 million and $0.2 million and other assets of $2.3 million, $2.3 million and $2.3 million at September 30, 2010 and 2009 and December 31, 2009, respectively.

(3)
Mortgage investment assets include accrued income of $49.4 million, $49.3 million and $38.0 million and are adjusted for related escrow and other liability balances of $(49.6) million, $(51.2) million and $(47.2) million at September 30, 2010 and 2009 and December 31, 2009, respectively.

(4)
Equity real estate carrying values included accrued income of $2.5 million, $1.6 million and $1.7 million and were adjusted for related liability balances of $(1.5) million, $(1.5) million and $(1.6) million as of September 30, 2010 and 2009 and December 31, 2009, respectively.

(5)
Other equity investment assets included accrued income and pending trade settlements of $(0.3) million, $(0.7) million and $8.5 million at September 30, 2010 and 2009 and December 31, 2009, respectively.

(6)	Policy loan asset values include accrued income of $144.2 million, $146.8 million and $158.6 million at September 30, 2010 and 2009 and December 31, 2009, respectively.
(7)
Cash and short-term investment assets include net payables/receivables from collateral movements of $(1,271.5) million, $(390.5) million and $198.7 million and were adjusted for unsettled trades, cash in transit and accrued income of $(0.5) million, $(6.0) million and $1.3 million at September 30, 2010 and 2009 and December 31, 2009, respectively.

(8)	Trading securities include ending accrued income of $16.8 million, $0.1 million and $4.0 million at September 30, 2010 and 2009 and December 31, 2009, respectively.
(9)	Other invested assets includes derivatives, floors and options.
(10)	Debt and other includes accrued expenses of $35.3 million, $35.3 million and $8.9 million at September 30, 2010 and 2009 and December 31, 2009, respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations.  At September 30, 2010, 76.4% of the fixed maturity portfolio was publicly traded.  At September 30, 2010, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $2.0 billion.  The General Account had no exposure to the sovereign debt of Greece, Portugal, Iceland or the Republic of Ireland.  The total exposure to Eurozone sovereign debt was $10 million at September 30, 2010.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At September 30, 2010:
Corporate securities:(2)
Finance	$8,525.5	$539.5	$25.4	$9,039.6
Manufacturing	7,677.5	829.7	15.8	8,491.4
Utilities	4,656.0	462.1	5.9	5,112.2
Services	4,264.7	431.2	2.3	4,693.6
Energy	1,970.0	221.7	.1	2,191.6
Retail and wholesale	1,559.3	159.2	7.5	1,711.0
Transportation	1,016.5	113.5	3.7	1,126.3
Other	102.7	15.7	.6	117.8
Total corporate securities	29,772.2	2,772.6	61.3	32,483.5
U.S. government	5,291.3	151.2	19.9	5,422.6
Commercial mortgage-backed	2,044.8	4.8	561.8	1,487.8
Residential mortgage-backed(3)	2,405.0	93.6	2.3	2,496.3
Preferred stock	1,908.0	32.1	78.9	1,861.2
State & municipal	546.2	30.5	4.2	572.5
Foreign government	464.3	72.3	-	536.6
Asset-backed securities	420.6	14.2	13.9	420.9
Total	$42,852.4	$3,171.3	$742.3	$45,281.4

At December 31, 2009:
Corporate securities:(2)
Finance	$9,014.4	$228.4	$168.2	$9,074.6
Manufacturing	6,967.5	385.6	52.9	7,300.2
Utilities	4,533.3	218.0	32.8	4,718.5
Services	4,276.8	252.4	13.2	4,516.0
Energy	2,013.5	142.5	1.7	2,154.3
Retail and wholesale	1,279.6	66.3	10.4	1,335.5
Transportation	755.5	51.2	12.4	794.3
Other	182.6	7.3	.2	189.7
Total corporate securities	29,023.2	1,351.7	291.8	30,083.1
U.S. government	4,209.0	23.1	281.2	3,950.9
Commercial mortgage-backed	2,439.1	2.2	659.0	1,782.3
Residential mortgage-backed(3)	2,456.0	59.8	.2	2,515.6
Preferred stock	2,145.5	8.5	310.1	1,843.9
State & municipal	467.3	7.4	19.3	455.4
Foreign government	325.8	35.4	.3	360.9
Asset-backed securities	304.7	11.5	23.1	293.1
Total	$41,370.6	$1,499.6	$1,585.0	$41,285.2

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Reflects $1.10 billion of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $2.86 billion, or 6.7%, of the total fixed maturities at September 30, 2010 and $2.7 billion, or 6.5%, of the total fixed maturities at December 31, 2009.  Below investment grade fixed maturities represented 78.2% and 38.9% of the gross unrealized losses at September 30, 2010 and December 31, 2009, respectively. The increase in below investment grade fixed maturity securities is due to credit migration on existing securities, rather than new originations or purchases.

Public Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2010
1	Aaa, Aa, A	$21,589.8	$1,620.7	$83.7	$23,126.8
2	Baa	9,674.2	819.0	42.3	10,450.9
	Investment grade	31,264.0	2,439.7	126.0	33,577.7

3	Ba	1,201.8	25.8	67.9	1,159.7
4	B	218.4	.9	26.0	193.3
5	C and lower	30.8	-	7.4	23.4
6	In or near default	18.6	5.0	1.2	22.4
	Below investment grade	1,469.6	31.7	102.5	1,398.8
Total Public Fixed Maturities		$32,733.6	$2,471.4	$228.5	$34,976.5

At December 31, 2009
1	Aaa, Aa, A	$20,773.6	$763.0	$487.6	$21,049.0
2	Baa	9,644.3	427.7	226.9	9,845.1
	Investment grade	30,417.9	1,190.7	714.5	30,894.1

3	Ba	1,168.2	8.2	130.1	1,046.3
4	B	270.7	-	56.0	214.7
5	C and lower	16.2	-	6.2	10.0
6	In or near default	36.9	3.0	.1	39.8
	Below investment grade	1,492.0	11.2	192.4	1,310.8
Total Public Fixed Maturities		$31,909.9	$1,201.9	$906.9	$32,204.9

(1)	As September 30, 2010 and December 31, 2009 no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2010
1	Aaa, Aa, A	$4,764.4	$328.9	$9.5	$5,083.8
2	Baa	3,967.1	346.8	26.5	4,287.4
	Investment grade	8,731.5	675.7	36.0	9,371.2

3	Ba	647.2	10.0	96.9	560.3
4	B	494.8	7.8	231.7	270.9
5	C and lower	104.3	1.9	51.1	55.1
6	In or near default	141.0	4.5	98.1	47.4
	Below investment grade	1,387.3	24.2	477.8	933.7
Total Private Fixed Maturities		$10,118.8	$699.9	$513.8	$10,304.9

At December 31, 2009
1	Aaa, Aa, A	$4,279.4	$138.3	$72.0	$4,345.7
2	Baa	3,976.8	142.9	181.9	3,937.8
	Investment grade	8,256.2	281.2	253.9	8,283.5

3	Ba	642.3	6.4	158.1	490.6
4	B	450.8	5.7	210.2	246.3
5	C and lower	86.7	.7	55.2	32.2
6	In or near default	24.7	3.7	.7	27.7
	Below investment grade	1,204.5	16.5	424.2	796.8
Total Private Fixed Maturities		$9,460.7	$297.7	$678.1	$9,080.3
(1)
Includes, as of September 30, 2010 and December 31, 2009 respectively, 17 securities with amortized cost of $709.3 million (fair value, $721.9 million) and 15 securities with amortized cost of $148.1 million (fair value, $153.9 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2010
1	Aaa, Aa, A	$15,927.5		$1,585.9	$10.3	$17,503.1
2	Baa	12,706.1		1,140.5	26.5	13,820.1
	Investment grade	28,633.6		2,726.4	36.8	31,323.2

3	Ba	984.0		30.4	20.4	994.0
4	B	140.9		7.7	3.6	145.0
5	C and lower	5.0		-	.5	4.5
6	In or near default	8.7		8.1	-	16.8
	Below investment grade	1,138.6		46.2	24.5	1,160.3
Total Corporate Fixed Maturities		$29,772.2		$2,772.6	$61.3	$32,483.5

At December 31, 2009
1	Aaa, Aa, A	$15,736.5	(1)	$765.7	$63.5	$16,438.7
2	Baa	11,945.6		561.7	134.1	12,373.2
	Investment grade	27,682.1		1,327.4	197.6	28,811.9

3	Ba	1,137.7		11.9	75.7	1,073.9
4	B	166.4		5.7	16.6	155.5
5	C and lower	8.4		-	1.2	7.2
6	In or near default	28.6		6.7	.7	34.6
	Below investment grade	1,341.1		24.3	94.2	1,271.2
Total Corporate Fixed Maturities		$29,023.2		$1,351.7	$291.8	$30,083.1

(1)	Reflects $1.10 billion of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.

Asset-backed Securities

At September 30, 2010, the amortized cost and fair value of asset backed securities held were $420.6 million and $420.9 million, respectively; at December 31, 2009, those amounts were $304.7 million and $293.1 million, respectively.  At September 30, 2010, the amortized cost and fair value of asset backed securities collateralized by sub prime mortgages were $44.5 million and $41.1 million, respectively.  At that same date, the amortized cost and fair value of asset backed securities collateralized by non sub prime mortgages were $85.7 million and $86.6 million, respectively.

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

Commercial Mortgage-Backed Securities
September 30, 2010

	Moody’s Agency Rating					Total Amortized Cost	Total December 31, 2009
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004	$62.8	$22.8	$99.6	$153.4	$116.2	$454.8	$594.5
2005	67.3	143.6	153.1	163.6	273.6	801.2	822.4
2006	-	-	4.7	122.0	357.6	484.3	575.8
2007	-	-	2.5	-	301.9	304.4	446.5
Total CMBS	$130.1	$166.4	$259.9	$439.0	$1,049.3	$2,044.7	$2,439.2

At fair value:
2004	$62.2	$23.6	$100.1	$147.4	$103.2	$436.5	$554.1
2005	64.0	139.1	141.9	142.7	188.3	676.0	681.5
2006	-	-	3.6	93.8	183.6	281.0	327.3
2007	-	-	2.0	-	92.3	94.3	219.4
Total CMBS	$126.2	$162.7	$247.6	$383.9	$567.4	$1,487.8	$1,782.3

Mortgages

Investment Mix

As of September 30, 2010 and December 31, 2009, approximately 9.1% and 9.5%, respectively, of GAIA were in commercial and agricultural mortgage loans.  The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	September 30, 2010	December 31, 2009
	(In Millions)

Commercial mortgage loans	$3,777.1	$3,815.9
Agricultural mortgage loans	1,496.1	1,539.8

Total Mortgage Loans	$5,273.2	$5,355.7

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality.  The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2010		December 31, 2009
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,492.4	28.3%	$1,420.2	26.5%
South Atlantic	702.5	13.3	733.9	13.7
Middle Atlantic	1,091.5	20.7	1,186.3	22.2
East North Central	673.6	12.8	685.9	12.8
West South Central	350.4	6.7	339.1	6.3
Mountain	464.4	8.8	467.5	8.7
New England	59.7	1.1	62.4	1.2
West North Central	368.9	7.0	392.1	7.3
East South Central	69.8	1.3	68.3	1.3

Total Mortgage Loans	$5,273.2	100.0%	$5,355.7	100.0%

By Property Type:
Industrial buildings	$535.2	10.1%	$519.4	9.7%
Retail stores	489.9	9.3	504.7	9.4
Office buildings	1,597.2	30.3	1,661.3	31.0
Apartment complexes	832.5	15.8	796.1	14.9
Other	53.8	1.0	54.5	1.0
Hospitality	268.5	5.1	279.9	5.2
Agricultural properties	1,496.1	28.4	1,539.8	28.8

Total Mortgage Loans	$5,273.2	100.0%	$5,355.7	100.0%

As of September 30, 2010, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 76.6% while the agricultural mortgage loans weighted average loan-to-value ratio was 44.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and
Debt Service Coverage Ratios
September 30, 2010

	Debt Service Coverage Ratio(1)						Total Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(In Millions)

0% - 50%	$239.3	$85.0	$190.7	$343.7	$203.6	$80.0	$1,142.3
50% - 70%	232.3	165.1	372.6	800.2	149.3	58.2	1,777.7
70% - 90%	136.8	177.9	358.6	500.8	173.7	55.7	1,403.5
90% plus	10.4	-	174.5	98.0	516.9	149.9	949.7
Total Commercial and Agricultural Mortgage Loans	$618.8	$428.0	$1,096.4	$1,742.7	$1,043.5	$343.8	$5,273.2

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination as of September 30, 2010.

Mortgage Loans by Year of Origination

	September 30, 2010
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2010	$233.0	4.4%
2009	597.0	11.3
2008	371.1	7.0
2007	1,084.6	20.6
2006	803.3	15.3
2005 and prior	2,184.2	41.4

Total Mortgage Loans	$5,273.2	100.0%

At September 30, 2010 and December 31, 2009, respectively, $8.3 million and $7.2 million of mortgage loans were classified as problem loans while $282.6 million and $154.2 million were classified as potential problem loans.  There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves.  The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated.  There were no valuation allowances for agricultural mortgages at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In Millions)

Balances, beginning of year	$18.3	$-
Additions charged to income	14.5	18.8
Deductions for writedowns and asset dispositions	(.8)	(.5)

Balances, End of Period	$32.0	$18.3

Other Equity Investments

At September 30, 2010, private equity partnerships, hedge funds and real-estate related partnerships were 96.5% of total other equity investments.  These interests, which represent 2.3% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year.  The portfolio is actively managed to control risk and generate investment returns over the long term.  As demonstrated by the negative mark to market investment income returns in 2009 followed by positive returns in 2010, returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	September 30, 2010	December 31, 2009
	(In Millions)

Common stock	$50.2	$72.0
Joint ventures and limited partnerships:
Private equity	1,055.0	967.9
Hedge funds	241.5	260.1
Real estate related	91.9	91.0

Total Other Equity Investments	$1,438.6	$1,391.0

Trading Securities

At September 30, 2010 and December 31, 2009, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repurchase agreements with amortized costs of $2.72 billion and $1.49 billion and fair values of $2.78 billion and $1.44 billion.  The repurchase agreements are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  During third quarter and the first nine months of 2010 and full year 2009, the Insurance Group’s maximum outstanding repurchase agreements were $2.80 billion, $2.80 billion and $3.76 billion, respectively.  There are no repurchase agreements that are treated as sales.

Off Balance Sheet Transactions

At September 30, 2010 and December 31, 2009, the Insurance Group was not a party to any off balance sheet transactions.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions, as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  The Insurance Group does not currently use credit derivatives.  For both GMDB and GMIB, the Insurance Group retains basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, the Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  The Insurance Group has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into the first nine months of 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  During the first nine months of 2010, an anticipatory hedge program was in place to protect against declining interest rates with respect to projected variable annuity sales.  During 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.

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

Derivative Instruments by Category
At September 30, 2010

				Gains
		Fair Value		(Losses)
	Notional Amount	Asset Derivatives	Liability Derivatives	Reported in Net (Loss) Earnings
	(In Millions)

Freestanding derivatives
Equity contracts(1):
Futures	$10,422.7	$-	$-	$(800.5)
Swaps	1,523.1	.1	97.1	(25.4)
Options	1,007.8	23.3	6.7	(35.7)

Interest rate contracts(1):
Floors	15,000.0	423.2	-	217.9
Swaps	13,462.0	808.1	140.7	1,553.8
Futures	15,644.5	-	-	1,373.8
Swaptions	9,027.2	402.3	-	93.3

Net investment income				2,377.2

Embedded derivatives:
GMIB reinsurance contracts(2)	-	1,874.5	-	893.9

GWBL features(3)	-	-	222.7	(167.8)

Balances, September 30, 2010	$66,087.3	$3,531.5	$467.2	$3,103.3

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

The following table sets forth “Realized investment (losses) gains, net,” for the periods indicated:

Realized Investment (Losses) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Fixed maturities	$(163.2)	$(132.4)	$(222.8)	$(52.5)
Other equity investments	.1	1.2	9.7	.6
Derivatives	-	-	-	-
Other	(6.7)	(9.7)	(19.9)	(16.4)
Total	$(169.8)	$(140.9)	$(233.0)	$(68.3)

The following table further describes realized (losses) gains, net for Fixed maturities:

Fixed Maturities
Realized Investment (Losses) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$15.1	$22.9	$74.4	$226.6
Other	-	-	-	-
Total gross realized investment gains	15.1	22.9	74.4	226.6
Gross realized investment losses:
Other-than-temporary impairments recognized in (loss) earnings	(168.7)	(115.4)	(258.9)	(226.5)
Gross losses on sales and maturities	(9.6)	(39.9)	(38.3)	(52.6)
Credit related losses on sales	-	-	-	-
Other	-	-	-	-
Total gross realized investment losses	(178.3)	(155.3)	(297.2)	(279.1)
Total	$(163.2)	$(132.4)	$(222.8)	$(52.5)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings by asset type.

Other-Than-Temporary Impairments Recorded in (Loss) Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (1)	2009	2010 (1)	2009
	(In Millions)
Fixed maturities:
Public fixed maturities	$(9.3)	$(81.5)	$(20.8)	$(213.8)
Private fixed maturities	(159.4)	(33.9)	(238.1)	(12.7)
Total fixed maturities securities	(168.7)	(115.4)	(258.9)	(226.5)
Equity securities	-	-	(.3)	(.3)
Other invested assets	-	-	-	-
Total	$(168.7)	$(115.4)	$(259.2)	$(226.8)

(1)
For third quarter and the first nine months of 2010, excludes $11.3 million and $17.5 million, respectively, of other-than-temporary impairments recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At September 30, 2010 and September 30, 2009, respectively, the $(258.9) million and $(226.5) million in other-than-temporary impairments on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer.  In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.  The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$6,797.3	29.6%	$5,003.8	23.9%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	935.1	4.1	1,019.5	4.9
At contract value, less surrender charge of 5% or more	1,694.0	7.4	2,057.0	9.8
Subtotal	2,629.1	11.5	3,076.5	14.7

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	13,522.2	58.9	12,852.3	61.4

Total Annuity Reserves And Deposit Liabilities	$22,948.5	100.0%	$20,932.6	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $6.01 billion at September 30, 2010 increased $2.97 billion from $3.04 billion at December 31, 2009.  Cash inflows are primarily provided by operations, policyholder deposits, short-term financings, proceeds from sales of investments and borrowings from affiliates.  Significant cash outflows include purchases of investments, policyholder withdrawals, repayments of long- and short-term debt and borrowings and loans to affiliates.

Net cash provided by operating activities was $195.0 million in the first nine months of 2010 as compared to the $167.4 million of cash used in operating activities in the 2009 period.  The cash provided by operating activities in the 2010 period primarily resulted from net earnings of $1.70 billion in the first nine months of 2010 as compared to a loss of $2.31 billion in the year earlier period, the increase in future policy benefits of $1.80 billion as compared to the decrease of $572.0 million in the year earlier period, the decrease in DAC and VOBA of $380.9 million in the 2010 period as compared to the increase of $827.6 in the first nine months of 2009 and the increase in income taxes payable of $371.5 million versus the decrease of $1.48 billion in the year earlier period.  Offsetting these positive effects were the $2.12 billion of income from derivative instruments in the first nine months of 2010 compared to the $5.36 billion in losses during the first nine months of 2009, the lower decrease in cash and segregated securities ($245.4 million as compared to $1.30 billion) and the $893.9 million increase in the fair value of reinsurance contracts in the first nine months of 2010 compared to the $741.1 million in the first nine months of 2009.

Net cash used in investing activities was $1.76 billion while net cash used in investing activities totaled $8.46 billion in the first nine months of 2009.  The change was principally due to positive cash settlements related to derivatives of $768.9 million as compared to cash outflows of $3.99 billion in the comparable 2009 period.  There were net purchases of $2.91 billion in the first nine months of 2010 as compared to $4.67 billion in the 2009 period.  The decrease in loans to affiliates was $484.0 million higher, totaling $494.0 million in the first nine months of 2010 due to the repayment by AXA SA in the 2010 period.

Cash flows provided by financing activities increased $2.20 billion from $2.34 billion in the first nine months of 2009 to $4.54 billion in the 2010 period.  The impact of the net deposits to policyholders’ account balances was $1.95 billion and $758.3 million, respectively.  The 2009 period had two transactions that contributed $1.30 billion of cash: the $600.0 million sale of AllianceBernstein units and $700.0 million in proceeds from additional borrowings from affiliates.  The 2010 period included the $780.0 million repayment by AXF of its third-party debt.  Short-term financings increased $1.30 billion in the first nine months of 2010 as compared to a  $1.30 billion increase in financings in the year earlier period.  Collateralized pledged liabilities increased $619.8 million in the first nine months of 2010 while collateralized pledged assets decreased some $850.6 million in the 2010 period; there was a $713.9 decrease in collateralized pledged liabilities and no change in collateralized pledged assets in the corresponding 2009 period.

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

Sources of Liquidity

Sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third parties, including under AXA Financial’s bank credit facilities and commercial paper program, (iii) dividends principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds on investments and other assets.  Insurance subsidiaries may be restricted by operation of applicable insurance laws (particularly New York Insurance law in the case of AXA Equitable and MONY Life) from making dividend payments or their own need for funds.  In March 2010, $300 million of AXA Financial’s Senior Notes issued to third parties were repaid.  In August 2010, AXA Financial repaid an additional $480 million of its Senior Notes.  The remaining $350.0 million of Senior Notes are scheduled to mature in 2028.

In 2009 and during the first nine months of 2010, AXA Financial received no dividends from AXA Equitable and MONY Life.

Existing Credit Facilities and Commercial Paper Programs

AXA and certain of its subsidiaries, including AXA Financial, have a €3.50 billion global revolving credit facility and a $1.00 billion letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960.0 million available to AXA Bermuda.  At September 30, 2010, no borrowings were outstanding.

On June 29, 2010, AXA and AXA Financial entered into a credit agreement with Citibank International PLC, Citibank N.A.  The credit agreement calls for a $300 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $300.0 million is available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.  At September 30, 2010, no borrowings were outstanding.

On September 17, 2010, AXA and AXA Financial entered into a credit agreement with J. P. Morgan Europe Limited.  The credit agreement calls for a $250.0 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $250.0 million is available to AXA Financial for general corporate purposes until its maturity on September 17, 2014.  At September 30, 2010, no borrowings were outstanding.

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  At September 30, 2010, $786.3 million was outstanding; the average balances outstanding during third quarter and the first nine months of 2010 were $719.7 million and $378.8 million, respectively.  At December 31, 2009, no borrowings were outstanding.

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

Debt Covenants, Compliance and the Absence of Material Adverse Changes

AXA Financial’s senior debt has covenants regarding change of ownership and certain ratios.  There are no material adverse change (“MAC”) clauses in any of AXA Financial’s debt.  MAC clauses are specific covenants regarding material financial changes or rating changes that could result in a cancellation of the agreement or default.  At September 30, 2010, AXA Financial Group was not in breach of any long-term debt covenants.

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

AXA Bermuda - Reinsurance Assumed and Related Hedging Program

The Insurance Group has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda, a wholly-owned subsidiary of AXA Financial.

AXA Equitable and USFL receive credit for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($6.0 billion) and/or letters of credit ($2.1 billion).  Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances.  The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact our liquidity.

In addition, AXA Bermuda utilizes derivative instruments as well as repurchase agreement transactions that are collectively managed in an effort to reduce the economic impact of unfavorable changes to GMDB and GMIB reserves.  The use of such instruments are accompanied by agreements which specify the circumstances under which the parties are required to pledge collateral related to the decline in the estimated fair value of specified instruments.  Moreover, under the terms of a majority of the transactions, payments to counterparties related to the change in fair value of the instruments may be required.  The amount of collateral pledged and the amount of payments required to be made pursuant to such transactions may increase under certain circumstances, which could adversely impact AXA Bermuda’s liquidity.

Existing Credit Facilities and Commercial Paper Programs

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500.0 million revolving credit facility.  On May 6, 2009, the revolving credit facility was amended to make a total of $1.00 billion available under the facility.  During third quarter 2009, Bermuda utilized $900.0 million under the facility; the entire amount was repaid during the quarter.  No amounts were outstanding under this AXA facility on September 30, 2010.

Guarantees and Other Commitments

The Insurance Group had approximately $2.20 billion of undrawn letters of credit related to reinsurance as well as $63.4 million of commitments under existing mortgage loan agreements at September 30, 2010.  For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.

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

For third quarter and the first nine months of 2010 and 2009, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net  (loss) income totaled $(53.3) million, $(220.5) million, $117.0 million and $711.8 million.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $5,588.4 million, $4,261.8 million, $5,536.1 million and $4,681.4 million at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively.  The increase in statutory surplus from June, 2010 was primarily due to a decrease in the liability for non-admitted reinsurance reserve credits.

In the first nine months of 2010 and 2009, no shareholder dividends were paid by members of the Insurance Group to AXA Financial.

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

AllianceBernstein

During the first nine months of 2010, net cash provided by operating activities was $692.1 million, compared with $575.0 million during the corresponding 2009 period.  The increase was primarily due to lower unrealized deferred compensation related investments gains of $138.2 million and higher non-cash real estate sub-lease charges of $95.9 million offsetting lower net income of $104.9 million for AllianceBernstein.

During the nine months ended September 30, 2010, net cash used in investing activities was $8.3 million, compared to $49.6 million during the corresponding 2009 period.  The decrease reflects net proceeds from sales of investments of $2.2 million during the 2010 period as compared to net purchases of investments of $6.1 million during the comparable 2009 period.  Net additions to furniture, equipment and leasehold improvements also decreased $33.0 million in the first nine months of 2010 as compared to the corresponding 2009 period as a result of lower infrastructure needs due to workforce reductions.

During the nine months ended September 30, 2010, net cash used in financing activities was $686.4 million, compared to $542.5 million during the corresponding 2009 period.  The increase reflects higher distributions to the general partner and unitholders of $182.0 million as a result of higher earnings (distributions are paid one quarter in arrears), higher purchases of Holding Units to fund deferred compensation plans of $137.2 million, offset by lower repayment of commercial paper (net of issuances) of $108.5 million and an increase of $59.2 million in overdrafts payable.  AllianceBernstein intends to purchase additional Holding Units during fourth quarter 2010 and in future periods.

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable in an amount equal to $100 million at a 9% per annum interest rate.  The credit line, which matures on November 30, 2010 or any later date agreed to by AXA Equitable, will be available to purchase real estate investments with the expectation that they will be transferred to a new real estate opportunity fund being established by AllianceBernstein.

AllianceBernstein is currently negotiating a new revolving credit facility with a group of commercial banks to replace the facilities that will expire in 2011.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial Group's disclosure controls and procedures (as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial Group's disclosure controls and procedures were effective as of September 30, 2010.

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

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

Number	Description and Method of Filing

3.1	Amended and Restated Certificate of Incorporation of AXA Financial, dated September 21, 2010

3.2	By-Laws of AXA Financial, as amended September 21, 2010

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXA FINANCIAL, INC.

Date:	November 10, 2010	By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	November 10, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer