Form 10-K
period 2010-12-31
AXA FINANCIAL INC
filed 2011-03-10
CIK 888002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2010.

As of March 10, 2011, 436,192,949 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are incorporated by reference into Part I hereof.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Segment Information	1-2
	Employees and Financial Professionals	1-11
	Competition	1-12
	Regulation	1-13
	Parent Company	1-18
	Other Information	1-18
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Removed and Reserved	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	9-1
Item 9A.	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	10-1
Item 11.	Executive Compensation	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13-1
Item 14.	Principal Accountant Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures		S-1
Index to Exhibits		E-1

  i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements.  Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Financial, Inc. (“AXA Financial”) and its subsidiaries.  There can be no assurance that future developments affecting AXA Financial and its subsidiaries will be those anticipated by management.  These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) disruption in the financial markets and general economic conditions, particularly in light of the recent financial crisis; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our subsidiaries products, a reduction in the revenue derived by our subsidiaries from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC and VOBA amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) changes in interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products offered by our subsidiaries; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes to statutory reserves and/or risk based capital requirements; (vi) AXA Financial’s reliance on dividends and distributions from its subsidiaries and borrowings form third parties and AXA for most of its liquidity and capital needs; (vii) the applicable regulatory restrictions on the ability of its subsidiaries to pay such dividends or distributions; (viii) liquidity of certain investments; (ix) investment losses and defaults, and changes to investment valuations; (x) changes in assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) counterparty non-performance; (xiii) changes in our insurance companies’ claims-paying or credit ratings; (xiv) adverse determinations in litigation or regulatory matters; (xv) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (xvi) changes in tax law; (xvii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xviii) changes in statutory reserve requirements; (xix) changes in accounting standards, practices and/or policies; (xx) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxi) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxii) the perception of our brand and reputation in the marketplace; (xxiii) the impact on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxiv) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxv) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxvi) other risks and uncertainties described from time to time in AXA Financial’s filings with the SEC.

AXA Financial does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.  See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.

BUSINESS1

GENERAL

We are a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  We are a leading asset manager, with total assets under management of approximately $575.33 billion at December 31, 2010, of which approximately $478.02 billion were managed by AllianceBernstein.  Through our insurance company subsidiaries, we are also among the oldest and largest life insurance organizations in the United States, with approximately 4.3 million insurance  and annuity policies in force as of December 31, 2010.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.  For additional information regarding AXA, see “Business - Parent Company”.

RECENT DEVELOPMENTS

On February 11, 2011, Mark Pearson became President and Chief Executive Officer of AXA Financial and Chairman of the Board and Chief Executive Officer of AXA Equitable.  Mr. Pearson was previously elected to the Board of Directors of each of AXA Financial and AXA Equitable effective January 1, 2011.  Mr. Pearson replaced Andrew J. McMahon who served as President of AXA Financial on an interim basis from January 1, 2011 through February 11, 2011.  Mr. McMahon was appointed President of AXA Financial on an interim basis following the retirement of Christopher M. Condron, former President and Chief Executive Officer of AXA Financial.  Mr. McMahon currently serves as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial and President of AXA Equitable.

On February 11, 2011, Nick Lane was appointed Senior Executive Vice President and President, Retirement Savings of AXA Financial and AXA Equitable.  Mr. Lane succeeds James A. Shepherdson who retired effective February 1, 2011.  On March 7, 2011, Salvatore Piazzolla was appointed Senior Executive Vice President – Head of Human Resources of AXA Financial and AXA Equitable.  Mr. Piazzolla succeeds Jennifer L. Blevins who retired effective March 1, 2011.

For additional information, see “Directors, Executive Officers and Corporate Governance” and “Executive Compensation”.

During 2010, we realigned the Financial Advisory/Insurance segment into the following five operating areas:

•	Financial Protection and Wealth Management. This area focuses on life insurance product design, marketing, distribution and in-force management.

•	Retirement Savings. This area focuses on annuity product design, marketing, distribution and in-force management.

•
Strategic Shared Services.  This area provides a variety of services which are shared by our operating areas, including information technology, central marketing, innovation and communications, external affairs, law and the management of Separate Account investment options.

•
Finance.  This area provides a variety of financial services which are shared by our operating areas, including actuarial, controllers, sourcing and procurement, reinsurance and hedging, distribution finance, expense management, internal audit, investments, treasurers, risk management and tax.

•
Human Resources.  This area is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards for our operating areas.

Management believes the realignment will help AXA Financial Group better anticipate and respond to client and market needs, while continuing to drive an employee culture that promotes collaboration, problem solving and creativity.

1 As used in this Form 10-K, the terms “we”, “our” and/or “us” collectively refer to AXA Financial Group.  “AXA Financial Group” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 (“AXA Financial”), and its consolidated subsidiaries.  The term “MONY Companies” means MONY Life Insurance Company (“MONY Life”), MONY Life Insurance Company of America (“MLOA”), U.S. Financial Life Insurance Company (“USFL”) and the other subsidiaries of MONY acquired by AXA Financial in the 2004 MONY acquisition.  The term “Financial Advisory/Insurance Group” refers collectively to AXA Equitable Life Insurance Company (“AXA Equitable”), a New York stock life insurance corporation, to AXA Equitable’s wholly owned subsidiaries, AXA Distributors, LLC and its subsidiaries (collectively, “AXA Distributors”), to AXA Advisors, LLC (“AXA Advisors”), to AXA Network, LLC and its subsidiaries (collectively, “AXA Network”), AXA Financial (Bermuda) Ltd. (“AXA Bermuda”), AXA Equitable Life and Annuity Company (“AXA Life”), and the MONY Companies.  The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries.  The term “Insurance Group” refers collectively to AXA Equitable, MONY Life, MLOA, USFL, AXA Life and AXA Bermuda.  The term “General Account” refers to the assets held in the respective general accounts of AXA Equitable, MONY Life, MLOA, AXA Life, USFL and AXA Bermuda and all of the investment assets held in certain of AXA Equitable's, MONY Life’s and MLOA’s Separate Accounts on which the Insurance Group bears the investment risk.  The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable, MONY Life and MLOA excluding the assets held in those Separate Accounts on which the Insurance Group bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account (which includes the Closed Blocks described below).

1-1

SEGMENT INFORMATION

We conduct our operations in two business segments, the Financial Advisory/Insurance segment and the Investment Management segment.

Financial Advisory/Insurance.  The Financial Advisory/Insurance segment is principally comprised of AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and the MONY Companies, and their respective subsidiaries. The Insurance Group seeks to be a recognized industry leader for providing advice and solutions to its clients. Its strategy is to develop an expansive and diversified product portfolio that serves the needs of existing and new markets, build distribution to effectively deliver a broad range of products to a wide array of clients, and optimize the management of its in-force business.

The Financial Advisory/Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $8.30 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2010.

Investment Management.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm.  AllianceBernstein seeks to be the most trusted investment firm in the world by placing its clients’ interests first and foremost, utilizing its research capabilities to have more knowledge than any other investment firm, and using and sharing knowledge better than its competitors to help AllianceBernstein’s clients achieve financial peace of mind and investment success.

At December 31, 2010, AXA Financial Group’s economic interest in AllianceBernstein was 44.3%.  At December 31, 2010, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 61.4%.

The Investment Management segment accounted for approximately $2.96 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2010.

For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 21 of Notes to Consolidated Financial Statements.

Financial Advisory/Insurance

General

The Financial Advisory/Insurance segment offers a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Insurance Group is a leading issuer of variable annuity and variable life insurance products.  Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options.  The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.

The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets slowly recover from the period of significant stress experienced in recent years.  The financial market turbulence has led many companies, including members of the Insurance Group, to re-examine the pricing and features of certain products that they offer or to discontinue offering such products altogether.  As a result, financial strength, pricing and product features have been highlighted as primary differentiators from the perspective of some customers and certain distributors.  Management believes that the Insurance Group’s financial strength and portfolio of innovative products, a number of which were introduced in 2010, position it to compete in this environment.  For additional information, see “Business – Products”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

1-2

Products

Life Insurance Products.  The Insurance Group offers a broad range of life insurance products and services, which are aimed at serving the financial needs of its customers throughout their lives.  Our primary product offerings include:

Term Life.  Term life is a simple form of life insurance.  Term life products provide a guaranteed benefit upon the death of the insured for a specific time period (one to thirty years) in return for the periodic payment of premiums.  Some of our term products include, within certain policy limits, a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life.  Universal life is a form of permanent life insurance that provides protection in case of death, as well as a savings or cash value component.  The cash value of a universal life policy is based on the amount of premiums paid, the declared interest crediting rate and the policy charges.  Unlike term life or whole life insurance, flexible premium universal life policies permit flexibility in the amount and timing of premium payments (within limits) and they generally offer the policyholder the ability to choose one of two death benefit options: level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value.  The Insurance Group previously issued universal life policies that contained a lifetime no lapse guarantee feature, which keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.

During 2010, we introduced a new indexed universal life product.  Indexed universal life insurance combines life insurance with equity-linked accumulation potential.  The equity linked option(s) provide upside potential for cash value accumulation up to certain growth cap rates and downside protection through a floor for certain investment periods.  This floor will limit the impact of decreases over the investment period in the values of the indices selected.

Variable Universal Life.  Variable universal life is a form of permanent life insurance that combines the premium and death benefit flexibility of universal life insurance with investment opportunity.  A policyholder can invest premiums in one or more underlying portfolios offering different levels of risk and growth potential.  The investment portfolios provide long-term growth potential, tax deferred earnings and the ability to make tax free transfers among the investment portfolios.  A policyholder can choose one of two death benefit options: level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value. Variable universal life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance (“COLI”) market.

During 2010, we introduced the Market Stabilizer Option℠, a new investment option, on our variable universal life product.  The Market Stabilizer Option℠ offers a policyholder growth potential (up to a cap) and downside protection through a buffer.  Through the use of the upside caps and a downside buffer, the Market Stabilizer Option℠ helps a policyholder manage volatility in their variable universal life policy, which may reduce or potentially eliminate losses.

Term, Universal Life and Variable Universal Life insurance products accounted for 5.6% 8.8% and 11.6% of the Insurance Group’s total premiums and deposits in 2010, respectively.

1-3

Annuity Products.  The Insurance Group offers a variety of variable and fixed annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans.  The major products include:

Variable Annuities.  Variable annuities provide for both asset accumulation and asset distribution needs.  Variable annuities allow the policyholder to make deposits into various investment accounts, as determined by the policyholder.  The investment accounts are separate accounts and risks associated with such investments are borne entirely by the policyholder, except where enhanced guarantee features have been elected in certain variable annuities, for which additional fees are charged.  Additionally, certain variable annuity products, policyholders may allocate a portion of their account to the General Account and are credited with interest rates that the Insurance Group determines, subject to certain limitations.

Variable annuity products continue to account for a substantial portion of the Insurance Group’s sales, with 60.5% of the Insurance Group’s total premiums and deposits in 2010 attributable to variable annuities.  Variable annuity products offered by the Insurance Group principally include individual and group deferred variable annuities sold in the non-qualified and qualified markets.  A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee.  Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit (“GMDB”) and/or guaranteed minimum living benefits.  Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”).  The Insurance Group has issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider.  For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

During 2010, we introduced a new variable annuity for investors seeking equity and commodity index-linked, tax-deferred growth potential with levels of downside protection.  This product allows investors to realize returns based on the growth of certain asset class indices up to specified caps, while being protected against loss down to specified floors.  Investors select both the asset classes and the term (1, 3 or 5 years generally) and the level of downside protection they wish (within the choices offered).

Fixed Annuities.  Fixed annuities also provide for both asset accumulation and asset distribution needs.  Fixed annuities do not allow the same investment flexibility provided by variable annuities, but do provide guarantees related to the preservation of principal and interest credited.  Fixed annuity contracts are general account obligations.

The Insurance Group issues or has issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.  Fixed annuity products have not been a significant product for the Insurance Group in recent years, accounting for 1.6% of the Insurance Group’s total premium and deposits in 2010.

Additionally, the Insurance Group through its broker-dealer, offers a full range of mutual funds and other investment products to its clients.

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options.  Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $19.66 billion to $94.12 billion at December 31, 2010.  Of the 2010 year-end amount, approximately $88.5 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which AXA Equitable serves as the investment manager (and, in certain instances provides day-to-day portfolio management services as the investment adviser) and administrator.  The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios, “hybrid” portfolios whose assets are allocated among multiple subadvisers, and six asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  Certain EQAT equity portfolios employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.  In addition, two EQAT fixed income portfolios employ an investment strategy that seeks to reduce the portfolio’s duration during periods of rising interest rates.  VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of multi-advised equity and bond investment portfolios, as well as nine asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  Certain VIP portfolios also employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

1-4

As of December 31, 2010, policyholders allocated $36.53 billion to the allocation portfolios of EQAT and VIP Trust and $51.97 billion to the individual portfolios of EQAT and/or VIP.  Of the $88.5 billion invested in EQAT and VIP Trust, approximately 59% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 41% of these assets are actively managed by one or more sub-advisers.

Markets

The Insurance Group primarily targets affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public school systems, universities, not-for-profit entities and certain other tax-exempt organizations, and existing clients.  Variable annuity products are primarily targeted at individuals saving for retirement or seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments), as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans.  Variable and universal life insurance is targeted at individuals for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits.  Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs.  Mutual funds and other investment products add breadth and depth to the range of needs-based services and products the Financial Advisory/Insurance Group is able to provide.

Distribution

The Insurance Group distributes its products through retail and wholesale distribution channels.

Retail Distribution.  Insurance Group products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency.  These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers.  AXA Advisors has outsourced certain administrative services, including clearing and transaction processing and customer service, for the non-insurance investment brokerage business of AXA Advisors to LPL Financial Corporation (“LPL”).  Pursuant to this arrangement, AXA Advisors’ financial professionals have access to certain LPL proprietary technology, including brokerage and advisory platforms and research services.

Annuities and life insurance distributed by the Retail channel accounted for 75.1% and 68.2% of the Insurance Group’s total annuity and life insurance premiums and deposits in 2010 and 2009, respectively.  Annuities distributed by the Retail channel accounted for 68.5% and 54.9% of the Insurance Group’s total first year annuity premiums and deposits in 2010 and 2009, respectively, and 42.6% and 38.5% of the Insurance Group’s total annuity premiums and deposits in 2010 and 2009, respectively.  Life insurance products distributed by the Retail channel accounted for 64.8% and 65.1% of the Insurance Group’s total first year life insurance premiums and deposits in 2010 and 2009, respectively, and 8.0% and 8.2% of the Insurance Group’s total life insurance premiums and deposits in 2010 and 2009, respectively.  For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits”.

Wholesale Distribution.  AXA Distributors, a broker-dealer and insurance general agency subsidiary of AXA Equitable, distributes the Insurance Group’s annuity products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies.  AXA Distributors, primarily through its AXA Partners division, also distributes the Insurance Group’s life insurance products on a wholesale basis principally through brokerage general agencies.

Reinsurance and Hedging

The Insurance Group has in place reinsurance and hedging programs to reduce its exposure to mortality, equity market declines, interest rate fluctuations and certain other product features.

1-5

Reinsurance.  In 2010, the Insurance Group generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies.  For amounts issued in excess of those limits, the Insurance Group typically obtained reinsurance from unaffiliated third parties.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium.

The Insurance Group also has reinsured to non-affiliated reinsurers a portion of its exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005.  At December 31, 2010, the Insurance Group had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 40.6% of its net amount at risk resulting from the GMIB feature and approximately 6.7% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2010.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.  The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.  The Insurance Group is not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.36% of the total policy reserves of the Insurance Group (including Separate Accounts).

In addition to non-affiliated reinsurance, AXA Equitable has ceded to AXA Bermuda a 100% quota share of all liabilities for variable annuity GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.  AXA Equitable transferred cash and derivative instruments equal to the market value of the insurance liabilities assumed by AXA Bermuda and income derived for the hedges related to these riders for the period from October through December 2008.  For AXA Equitable, the GMDB/GMIB reinsurance transaction allowed for a more efficient use of its capital.  AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003, also reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by AXA Equitable and USFL.  For additional information on AXA Bermuda, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Supplementary Information – Reinsurance” and Note 11 of Notes to Consolidated Financial Statements.

Hedging.  The Insurance Group has adopted certain hedging programs that are designed to mitigate certain risks associated with the GMIB, GMDB and GWBL liabilities that have not been reinsured for contracts issued after January 1, 2001.  These programs currently utilize derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions, as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  For both GMDB and GMIB, the Insurance Group retains basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and policyholder election rates, among other things.  The derivatives are managed to reduce the economic effects of unfavorable changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, the Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.

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

For additional information about reinsurance and hedging strategies, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivatives – Liquidity and Capital Resources”, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed.  The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers.  Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed.  The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time.  The Insurance Group audits or otherwise reviews the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

1-6

Policyholder Liabilities and Reserves

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments.  Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, withdrawals, persistency, interest rates, future equity performance, claims experience, policyholder elections and reinvestment rates, which we modify to reflect our actual experience and/or our refined assumptions when appropriate.

Pursuant to state insurance laws, our insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

State insurance laws and regulations require that our insurance subsidiaries submit to state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations.

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment – Financial Advisory/Insurance.” and “Risk Factors”.

Underwriting and Pricing

Underwriting.  The Insurance Group employs detailed underwriting policies, guidelines and procedures designed to align mortality results with the assumptions used in product pricing while providing for competitive risk selection.  The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources.  Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors.  The purpose of this process is to determine the type and amount of risk that the Insurance Group is willing to accept.

We have established senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is periodically reviewed through internal underwriting audits in order to maintain high standards of underwriting and consistency.

Pricing.  Pricing for our products is designed to allow us to make an appropriate profit after paying benefits to customers, and taking account of all the risks we assume.  Product pricing is calculated through the use of estimates and assumptions for mortality, morbidity, withdrawals, expenses, persistency, policyholder elections and investment returns, as well as certain macroeconomic factors.  Assumptions used are determined in light of our underwriting standards and practices. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Rates for our life insurance products are highly regulated by the individual state regulators where such products are sold. Variable and fixed annuity products are also highly regulated and approved by the individual state regulators where the product is sold.  Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. The Insurance Group from time to time reevaluates the type and level of guarantee and other features currently being offered and may change the nature and/or pricing of such features for new sales.

1-7

We continually review our underwriting and pricing guidelines with a view to maintaining competitive offerings that are consistent with maintaining our financial strength and meeting profitability goals.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2010:

Insurance Group
General Account Investment Assets (1)

	Amount	% of Total
	(Dollars in Millions)

Fixed maturities	$42,179	70.3%
Mortgages	5,209	8.7
Equity real estate	141.2
Other equity investments	1,484	2.5
Policy loans	5,082	8.5
Cash and short-term investments	3,345	5.6
Trading securities	2,502	4.2
Other	8	-
Total	$59,950	100.0%

(1)	See “General Account Investment Portfolio – Investment Results of General Account Investment Assets” in Item 7 for further information on these investment assets and their results.

The Insurance Group has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as life insurance, annuity and group pension.  The Insurance Group has investment strategies to manage each product line’s investment return and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.  Investments frequently meet the investment objectives of more than one class of product liabilities.

Investment Surveillance.  As part of the Insurance Group’s investment management process, management, with the assistance of its investment advisors, continuously monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by the Insurance Group’s Investments Under Surveillance (“IUS”) Committee.  The IUS Committee, among other things, evaluates whether any investments are other than temporarily impaired and, therefore, must be written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

For additional information on the General Account Investment Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Account Investment Portfolio.”

1-8

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein.  Our consolidated economic interest in AllianceBernstein as of December 31, 2010 was approximately 44.3%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein.

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including:  institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates; retail clients, including U.S. and offshore mutual funds, variable annuities, insurance products and sub-advisory relationships; private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and institutional investors seeking high-quality research, portfolio analysis and brokerage related services, and issuers of publicly-traded securities seeking equity capital markets services.

AllianceBernstein also provides distribution, shareholder servicing and administrative services to its sponsored mutual funds.

Research

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein believes that its global team of research professionals gives it a competitive advantage in achieving investment success for its clients.  AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, AllianceBernstein has several specialized research initiatives, including research examining global strategic changes that can affect multiple industries and geographies.

Products and Services

AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and its affiliated joint venture companies, sub-advisory services to mutual funds sponsored by third parties, separately managed account programs that are sponsored by financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers research, portfolio analysis and brokerage-related services, and to issuers of publicly-traded securities, AllianceBernstein offers equity capital markets services.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies.  AllianceBernstein’s services include:  (a) value equities, generally targeting stocks that are out of favor and considered undervalued; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments, including hedge funds, currency management strategies and private capital (e.g., direct real estate investing); and (g) asset allocation services, by which AllianceBernstein offers strategies specifically-tailored for its clients (e.g., customized target date fund retirement services for defined contribution (“DC”) sponsors and its dynamic asset allocation service, which is designed to mitigate the effects of extreme market volatility on a portfolio in order to deliver more consistent returns).

Sub-advisory client mandates span AllianceBernstein’s investment strategies, including growth, value, fixed income and blend.  AllianceBernstein serves as sub-advisor to retail mutual funds, insurance products, retirement platforms and institutional investment products.

1-9

AllianceBernstein provides its services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

AllianceBernstein markets and distributes alternative investment products globally to high-net-worth clients and institutional investors.  Alternative product assets under management totaled $12.7 billion as of December 31, 2010, $11.0 billion of which was institutional assets under management and $1.6 billion of which was private client assets under management.  In October 2010 AllianceBernstein announced that it had acquired SunAmerica’s alternative investments group, a team that manages a portfolio of hedge fund and private equity fund investments.  Additionally, in October 2010, AllianceBernstein launched a real estate fund focused on opportunistic real estate investments.  These initiatives helped AllianceBernstein expand its alternative investment capabilities.

In August 2008, AllianceBernstein created an initiative called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding AllianceBernstein’s capabilities in the DC market.  ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service.  In November 2010, AllianceBernstein introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution.  SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large DC plans.

As of December 31, 2010, AllianceBernstein’s DC assets under management, which are distributed in all three of AllianceBernstein’s buy-side distribution channels, totaled approximately $26.0 billion.

In April 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, AllianceBernstein was one of five firms that closed an initial Public-Private Investment Fund of at least $500 million.  As of December 31, 2010, AllianceBernstein had raised the second most capital ($1.15 billion) of the nine fund managers chosen by the U.S. Treasury Department.

Revenues

AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

AllianceBernstein generally calculates investment advisory fees as a percentage of the value of assets under management at a specific date or as a percentage of the value of average assets under management for the applicable billing period, with these percentages varying by type of investment service, size of account and total amount of assets AllianceBernstein manages for a particular client. Accordingly, fee income generally increases or decreases as assets under management increases or decreases. Increases in assets under management generally result from market appreciation, positive investment performance for clients, net asset inflows from new and existing clients or acquisitions. Similarly, decreases in assets under management generally result from market depreciation, negative investment performance for clients, or net asset outflows due to client redemptions, account terminations or asset withdrawals.

AllianceBernstein is eligible to earn performance-based fees on hedge fund services, as well as some long-only services provided to its institutional clients.  In these situations, AllianceBernstein charges a base advisory fee and is eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before AllianceBernstein can collect future performance-based fees. Therefore, if AllianceBernstein fails to achieve its performance target for a particular period, AllianceBernstein will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, its ability to earn future performance-based fees will be impaired. If the percentage of AllianceBernstein’s assets under management subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AllianceBernstein’s performance-based fees in 2010, 2009 and 2008 were $21 million, $30 million and $13 million, respectively.  For additional information on AllianceBernstein’s performance based fees, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

1-10

AllianceBernstein sometimes experiences periods when the number of new accounts or the amount of assets under management increases or decreases significantly. These changes result from wide-ranging factors, including conditions of financial markets, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager (both with AllianceBernstein and in the industry generally), the client’s overall relationship with AllianceBernstein, consultant recommendations and changes in its clients’ investment preferences, risk tolerances and liquidity needs.

AllianceBernstein generates revenues from clients to whom it provides research, portfolio analysis and brokerage-related services, primarily in the form of transaction fees calculated as either “cents per share” (generally in the U.S. market) or a percentage of the value of the securities traded (generally outside of the U.S.) for these clients.  In 2009, AllianceBernstein re-launched its equity capital markets business, through which it earns revenues from issuers of publicly-traded securities to which it provides these services in the form of underwriting fees, management fees and/or selling concessions, depending on AllianceBernstein’s role in the offering.

AllianceBernstein’s revenues may fluctuate for a number of reasons.  For additional information on AllianceBernstein’s revenues, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Assets Under Management

As of December 31, 2010, AllianceBernstein had approximately $478.0 billion in assets under management, including approximately $272.9 billion from institutional services, approximately $127.0 billion from retail services and approximately $78.1 billion from private client services.  As of December 31, 2010, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT and VIP Trust represented approximately 22% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 5% of AllianceBernstein’s total revenues.  The Investment Management segment continues to provide asset management services to the Insurance Group.

For additional information about AllianceBernstein, including its results of operations, see “Business - Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2011.

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2010, we had approximately 9,509 full-time employees.  Of these, approximately 5,253 and 4,256 were employed by the Financial Advisory/Insurance Group and AllianceBernstein, respectively.  In addition to these employees, as of December 31, 2010, the Financial Advisory/Insurance Group had a sales force consisting of approximately 5,287 AXA Advisors financial professionals, including 259 field managers.

1-11

COMPETITION

Financial Advisory/Insurance.  There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Financial Advisory/Insurance Group, including insurance, annuity and other investment products and services.  Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  For additional information regarding competition, see “Risk Factors”.

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

The turbulence in the financial markets over the past few years, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies has altered the competitive landscape.  As a result, financial strength, pricing and product features have taken on greater significance in the eyes of some customers and certain distributors.  While management believes that the Insurance Group is well positioned to compete over the long run, financial market turbulence has led many companies, including members of the Insurance Group, to re-examine the pricing and features of certain products that they offer or to discontinue offering such products altogether.  This has had, and may continue to have, an adverse effect on the Insurance Groups’ sales, particularly variable annuity sales.  For additional information on the competitiveness of the products offered by the Insurance Group, see “Business - General” and “Business – Products”.

The Insurance Group must attract and retain productive sales representatives to sell its products.  Strong competition continues among financial institutions for sales representatives with demonstrated ability.  The Insurance Group competes with other financial institutions for sales representatives primarily on the basis of compensation policies, financial position, product features and support services.  For additional information, see “Risk Factors.”

Legislative and other changes affecting the regulatory environment can affect AXA Financial Group’s competitive position within the life insurance industry and within the broader financial services industry.  For additional information, see “Business - Regulation” and “Risk Factors.”

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

Increased competition could reduce the demand for AllianceBernstein’s products and services, which could have a material adverse effect on its financial condition, results of operations and business prospects.  AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein.  AllianceBernstein’s partnership agreement specifically allows AXA Financial and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries are not obligated to provide resources to AllianceBernstein.

1-12

REGULATION

Insurance Regulation

Members of the Insurance Group are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories.  AXA Equitable and MONY Life are domiciled in New York and are primarily regulated by the Superintendent (the “Superintendent”) of the New York Insurance Department (the “NYID”).  AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance.  MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance.  USFL is domiciled in Ohio and is primarily regulated by the Director of Insurance of the Ohio Department of Insurance.  AXA Bermuda is domiciled in Bermuda and is regulated by the Bermuda Monetary Authority.  The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, adequacy of reserves, reinsurance and hedging, risk-based capital, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates.  Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.  Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable or MONY Life.  For additional information on Insurance Supervision, see “Risk Factors”.

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

Holding Company and Shareholder Dividend Regulation.  Most states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts.  The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates.

In 2010, AXA Equitable and MONY Life paid an aggregate of $300 million and $70 million, respectively, in shareholder dividends to AXA Financial.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Guaranty Associations and Similar Arrangements. All of the states in which the U.S. members of the Insurance Group are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

1-13

During each of the past five years, the assessments levied against Insurance Group have not been material.

Risk Based Capital (“RBC”).  Each of our U.S. insurance subsidiaries is subject to RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer.  The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally.  State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels.  As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of these subsidiaries was in excess of each of those RBC levels.  For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market.  The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements.  In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require.  In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to resolution mechanisms described above.  The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

Other aspects of the Insurance Groups’ operations could also be affected by the Dodd-Frank Act.  For example, the Dodd-Frank Act also includes a new framework of regulation of the Over-The-Counter (“OTC”) derivatives markets that will require clearing of certain types of transactions currently traded over-the-counter and potentially impose additional costs, including new capital and margin requirements and additional regulation on AXA Financial Group. Increased margin requirements on our part could reduce our liquidity and narrow the range of securities in which we invest. However, increased margin requirements on counterparties could reduce our exposure to counterparties’ default.  We use derivatives to mitigate the impact of increased benefit exposures from annuity products sold by the Insurance Group that offer guaranteed benefits.  The derivative clearing requirements of the Dodd-Frank Act could increase the cost of such mitigation.

In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940.  Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law.  At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, FINRA has recently proposed and, in some cases, finalized significant additional rule of conduct affecting broker-dealers in a number of areas.  The Dodd-Frank Act also permits the SEC to promulgate rulemaking to limit or prohibit the use of mandatory arbitration clauses in standard broker-dealer customer agreements, which, if enacted could potentially lead to an increased number of customer complaints going into litigation rather than arbitration.

1-14

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect the Insurance Group including, among others, the following.

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping transfer (“GST”) taxes through 2009.  These taxes were repealed for 2010, though a $1 million gift tax limit remained in place.  Legislation enacted in December 2010 reinstated the estate and GST taxes in the United States, on estates over $5 million ($10 million for married couples), at a top rate of 35%. The legislation also reunified gift taxes with the new exemption level and rates. This rate and exemption amount will apply through December 31, 2012, at which time they are scheduled to increase to a 55% maximum rate with a $1 million exemption amount.  The reinstatement of the estate tax for 2011-2012 with a return to lower exemptions and higher rates in 2013 may benefit sales and persistency.  The prospect of a future elimination of the estate tax or permanency of the 2011-2012 exemptions and rates could be expected to have an adverse impact on life insurance sales since a significant portion of our life insurance sales are made in conjunction with estate planning. In the interim, the higher gift tax exemption may encourage certain life insurance estate planning for larger estates.

Income, Capital Gains and Dividend Tax Rates.  Federal tax legislation passed in 2001 and 2003 reduced income tax rates, and tax rates on long-term capital gains and qualifying corporate dividends. Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Legislation passed in December 2010 extended these lower rates until taxable years beginning after December 31, 2012, after which time these lower rates will expire.  The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates in 2013 but would be reduced if lower income tax rates and rates on capital gains and dividends are continued.

Dividends Received Deduction.  The Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between AXA Financial Group’s actual tax expense and expected amount determined using the Federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase AXA Financial Group’s actual tax expense and reduce its consolidated net income.

In February 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” (the “Green Book”).  The Green Book included proposals, which if enacted, would affect the taxation of life insurance companies and certain life insurance products.  In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in Separate Accounts established to support variable life insurance and variable annuity contracts that is eligible for the DRD.  The proposal is similar to a proposal included in last year’s Green Book, which was not enacted.

Corporate Owned Life Insurance.  This year’s Green Book also contained a proposal, similar to last year’s which was not enacted,  that would affect the treatment of certain corporate owned life insurance policies (“COLIs”). The proposal would  limit a portion of a business entity’s  interest deductions unless the insured person was a 20% or more owner of the business.   If a proposal of this type were enacted, AXA Equitable’s sale of new COLIs could be adversely affected. In its current form, the proposal would generally not affect in-force previously purchase COLI policies.

Other Proposals.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle-income taxpayers. For example, as part of deficit reduction ideas being discussed, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favoured savings accounts that would replace many existing qualified plan arrangements.  Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding and persistency of existing cash value life insurance and deferred annuity products.  Finally, current legislative proposals may introduce significant increases on the taxation of financial institutions, including, taxes on certain financial institutions to compensate for the funds dispersed during the financial crisis, taxes on financial transactions, and taxes on executive compensation, including bonuses.

1-15

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract.  Such portfolios would not be taxed-deferred but would be eligible to pass capital gain or loss and dividend treatment to the policyholders.  Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

The current, rapidly changing economic environment and projections relating to government budget deficits may increase the likelihood of substantial changes to Federal tax law.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to AXA Financial Group’s business or what the effect of any such legislation might be.

Broker-Dealer and Securities Regulation

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

1-16

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

Privacy of Customer Information

AXA Financial has adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. Our companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis.  Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties.  Violation of these laws and regulations may result in significant fines and remediation costs.  Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property.  Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up.  Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business.  In several states, this lien has priority over the lien of an existing mortgage against such property.  In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to AXA Financial Group.  We also risk environmental liability when we foreclose on a property mortgaged to us, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability.  Application of various other federal and state environmental laws could also result in the imposition of liability on AXA Financial Group for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment, or through foreclosure on real estate collateralizing mortgages that it holds. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments and complying with our internal procedures, and as a result, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights.  AXA Financial has entered into a licensing arrangement with AXA concerning the use by AXA Financial Group of the “AXA” name.  We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our product and services.  We regard our intellectual property as valuable assets and protect them against infringement.

AllianceBernstein has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the combination of an “AB” design logo with the mark “AllianceBernstein”.  AllianceBernstein has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein”.

1-17

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

1-18

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks.  This “Risk Factors” section provides a summary of some of the significant risks that have affected and could affect our business, consolidated results of operations or financial condition.  In this section, the terms “we,” “us” and “our” refer to the Financial Advisory/Insurance Group.  As noted below, risk factors relating to AllianceBernstein’s business, reported in the Investment Management segment, are specifically incorporated by reference herein.

During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.

In recent years, global financial markets have experienced significant disruptions and the United States and many other economies have experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have shown signs of improvement, that trend may not continue.  Even if economic conditions continue to improve, the pace of improvement may be slow for an extended period of time and certain economic conditions, such as the residential and commercial real estate environment and employment rates may continue to be weak.

If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our consolidated results of operations or financial condition and/or liquidity.  Many of the risk factors that follow identify risks that result from, or are exacerbated by, a prolonged economic slowdown or financial disruption.  Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption.  See “Business – Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment”.

Equity market declines and volatility may adversely affect our business and consolidated results of operations and financial condition.

Declines or volatility in the equity markets can negatively impact our investment returns as well as our business and profitability.  For example, equity market declines and/or volatility may, among other things:

•
decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values.  At the same time, for annuity contracts that provide enhanced guarantee features, equity market declines and/or volatility increases the amount of our potential obligations related to such enhanced guarantee features and may increase the cost of executing product guarantee related hedges beyond what was anticipated in the pricing of the products being hedged.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs;

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

•	reduce demand for variable products relative to fixed products;

•	lead to changes in estimates underlying our calculations of deferred acquisition costs that, in turn, could accelerate our DAC and VOBA amortization and reduce our current earnings;

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings; and

1A-1

•	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

Interest rate fluctuations or prolonged periods of low interest rates may adversely affect our business and consolidated results of operations and financial condition.

Some of our life insurance and annuities products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates may adversely affect our investment returns and results of operations, including in the following respects:

•
changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive, which may result in higher lapse rates;

•
when interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC or VOBA;

•
a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;

•	changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;

•
changes in interest rates may adversely impact our liquidity and increase our costs of financing. For example, rising interest rates could adversely impact the liquidity needs of AXA Bermuda due to certain interest rate hedges.  AXA Bermuda has in place as part of its variable annuity hedging strategy.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”;

•
our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures, including hedging strategies utilizing derivative instruments to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities; and

•
for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.

1A-2

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income.  In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance and hedging programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

Reinsurance.  We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products sold prior to February 2005 with regard to a portion of the enhanced guarantee features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our consolidated results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Notes 8 and 9 of Notes to Consolidated Financial Statements.

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

Hedging Programs.  We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products and minimum crediting rates on our life and annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates.  The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition.  For example, in late 2008 and early 2009, due to, among other things, extreme levels of volatility in the equity markets, a rapid decline in interest rates on government securities, and underperformance of Separate Account investment options relative to indices used in our hedging programs, gains from our hedging programs did not fully offset the economic effect of the increase in the potential benefits payable under the guarantees offered in certain of our products.  If these circumstances were to reoccur or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.  Our hedging programs do not fully hedge our statutory capital position.

Additionally, we may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP, which may decrease our earnings or increase the volatility of our results of operations or financial position.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment”.

See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

1A-3

Our insurance subsidiaries are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

The Insurance Group is subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation”.  State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. The operations of AXA Financial (Bermuda) are principally regulated by the Bermuda insurance regulatory authority.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	restricting the payment of dividends and other transactions between our insurance subsidiaries and affiliates; and

•	regulating the types, amounts, concentrations and valuation of investments.

From time to time, regulators raise issues during examinations or audits of the members of the Insurance Group that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business – Insurance Regulation”.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and consolidated results of operations.

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices that have been the focus of investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment. Others, including New York, have enacted laws or proposed disclosure regulations which, under differing circumstances, require disclosure of specific compensation earned by a producer on the sale of an insurance or annuity product. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

1A-4

Currently, the U.S. Federal government does not directly regulate the business of insurance. However, on July 21, 2010, President Obama signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act), a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Dodd-Frank Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; the imposition of capital and leverage requirements on bank and savings and loan holding companies; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.   In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940.  Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law.

The sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our insurance companies.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for members of the Insurance Group are prescribed by the applicable state insurance regulators and the NAIC.  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses generated by members of the Insurance Group (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital members of the Insurance Group must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that the Insurance Group must maintain.  AXA Equitable is primarily regulated by the New York State Insurance Department, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves.  In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition.  Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that the members of the Insurance Group will be able to maintain current RBC ratios in the future or that RBC ratios will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

1A-5

In the short term, AXA Financial may be more dependent on AXA for most of its liquidity and capital needs.

In 2011, AXA Financial expects to fund most of its liquidity and capital needs through dividends from its insurance subsidiaries, and borrowings from third parties, AXA or its affiliates.  While AXA or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.  To the extent AXA is unwilling or unable to provide additional funding, we may be required to incur additional third party debt or access bank credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented approximately 26% of the carrying value of our total cash and invested assets as of December 31, 2010.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income

Fixed maturity and equity securities classified as available-for-sale, are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2010 were approximately $900 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investments Portfolio”.

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

1A-6

Our requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the market value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and consolidated results of operations

We use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including exchanged traded futures contracts, over the counter derivative contracts and repurchase agreement transactions, with a number of counterparties.  The vast majority of our over the counter derivative positions are subject to collateral agreements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Derivatives.”  If our counterparties fail or refuse to honor their obligations under these derivative instruments, we could face significant losses to the extent collateral agreements do not fully offset our exposures.  This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past several years.  Such failure could have a material adverse effect on our consolidated financial condition and results of operations.

Market conditions and other factors could adversely affect our goodwill and negatively impact our consolidated results of operations and financial condition.

Business and market conditions may impact the amount of goodwill we carry in our consolidated balance sheet.  As the value of certain of our businesses is significantly impacted by such factors as the state of the financial markets and ongoing operating performance, significant deterioration or prolonged weakness in the financial markets or economy generally, or our failure to meet operating targets which in some respects are ambitious, could adversely impact goodwill impairment testing and also may require more frequent testing for impairment.  Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings, which could be material.  See Note 4 of Notes to Consolidated Financial Statements.

Changes in statutory reserve or other requirements and/or the impact of adverse market conditions could result in changes to our product offerings that could negatively impact our business.

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable.  These circumstances have already caused us to modify and/or eliminate certain features of various products, including our variable annuity and universal life products among others, and could cause further modifications and/or the suspension or cessation of sales of certain products in the future.  Modifications to products that we have made (or make in the future) may result in certain of our products being less attractive and/or competitive.  This has impacted and may continue to adversely impact sales which could negatively impact our ability to retain our sales personnel and maintain our distribution relationships.  This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, future equity performance, claims experience, policyholder elections and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves, which could adversely impact our earnings and/or capital.

1A-7

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders.  In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, the economic environment, or other factors.  Pricing of our insurance and annuity products are also based in part upon expected persistency of these products.  Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines.  Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products.  The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business.  Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.  Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

Our earnings are impacted by DAC and VOBA estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates may result in a change in DAC and VOBA amortization, which could negatively impact our earnings.

We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain.

We use models in our hedging programs and many other aspects of our operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, the valuation of certain other assets and liabilities and goodwill impairment. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment.

A downgrade in the financial strength and claims-paying ratings of our insurance companies could adversely affect our business and consolidated results of operations and financial condition.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade of our insurance companies’ ratings or those of AXA could adversely affect our business and results of operations by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of the ratings for our insurance companies.

As a result of the difficulties recently experienced by many insurance companies, we believe that it is possible that the ratings agencies will continue to heighten the level of scrutiny they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in their ratings models for maintenance of certain ratings levels.

1A-8

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

Our subsidiaries, like other life and health insurers, are involved in such litigation and our consolidated results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them.  The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

Currently, U.S. tax law provisions afford certain benefits to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  See “Business – Regulation – Federal Tax Legislation”.

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

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.  See “Business – Competition”.

Consolidation of distributors of insurance products may adversely affect the insurance industry and the profitability of our business.

The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers.  The trend toward consolidation in the financial services industry has been significantly accelerating as a result of the recent financial crisis with substantial consolidation particularly between and among banks and other financial services companies.  An increase in bank and other financial services companies consolidation activity may create firms with even stronger competitive positions, negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or expand our customer base.  Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

1A-9

An inability to recruit and retain experienced and productive financial professionals and key employees may adversely affect our business.

Our proprietary sales force and key employees are key factors driving our sales.  Intense competition exists among insurers and other financial services companies for financial professionals and key employees.  We compete principally with respect to compensation policies, products and support provided to financial professionals.  Competition is particularly intense in the hiring and retention of experienced financial professionals.  Although we believe that we offer financial professionals and employees a strong value proposition, we cannot provide assurances that we will be successful in our efforts to recruit and retain top financial professionals and key employees.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our consolidated results of operations and/or financial condition.  See Note 2 of Notes to Consolidated Financial Statements.

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

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features.  In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes.  If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, consolidated results of operations and financial condition.  See “Business – Intellectual Property”.

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

1A-10

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

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements.  These systems are central to, among other things, designing and pricing products, underwriting and reserving decisions, our reinsurance and hedging programs, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner.  The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks.

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

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

•
we could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events.  Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.  Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;

•
the occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of the Financial Advisory/Insurance segment due to increased mortality and, in certain cases, morbidity rates;

1A-11

•
the occurrence of any pandemic disease, natural disaster, terrorist attacks or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service;

•
a localized catastrophic event that affects the location of one or more of our COLI and/or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims; and

•
another terrorist attack in the United States could have long-term economic impacts, that may have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

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

Our consolidated results of operations and financial condition depend in significant part on the performance of AllianceBernstein’s business.

AllianceBernstein L.P. is a principal subsidiary of AXA Financial.  Moreover, a substantial portion of our ownership of AllianceBernstein consists of interests held in the Insurance Group, particularly in AXA Equitable and AXA Bermuda.  Consequently, the results of operations and financial condition of AXA Financial Group and AXA Equitable depend in significant part on the performance of AllianceBernstein’s business.  For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-12

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None

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

Investment Management

AllianceBernstein’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AllianceBernstein currently leases approximately 1,033,984 square feet of space, within which AllianceBernstein currently occupies 867,275 square feet of space and has sub-let (or is seeking to sub-let) 166,709 square feet of space.  AllianceBernstein also leases approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2019 with options to extend to 2029.  Within AllianceBernstein’s leased space at 135 West 50th Street, AllianceBernstein currently occupies 59,367 square feet of space and has sub-let (or is seeking to sub-let) 252,934 square feet of space.  In addition, AllianceBernstein leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031.  At this location, AllianceBernstein currently occupies 247,099 square feet of space and has sub-let (or is seeking to sub-let) 15,984 square feet of space.  AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029.

AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 20010 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

REMOVED AND RESERVED

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2010, AXA Financial was an indirect wholly owned subsidiary of AXA and there is no established public market for AXA Financial’s common equity.

AXA Financial did not pay any shareholder dividends in 2010 or 2009.  For information on AXA Financial’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from the AXA Financial’s audited consolidated financial statements.  The consolidated statements of earnings (loss) for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010 and 2009 have been derived from AXA Financial’s audited financial statements included elsewhere herein.  The consolidated statements of earnings (loss) for the years ended December 31, 2007 and 2006, and the consolidated balance data at December 31, 2008, 2007 and 2006 have been derived from AXA Financial’s audited financial statements not included herein.  This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions)

Statements of Earnings (Loss) Data:
Revenues
Universal life and investment-type product policy fee income	$3,253	$3,118	$3,175	$2,973	$2,468
Premiums	1,542	1,491	1,522	1,561	1,582
Net investment income (loss):	-
Investment income (loss) from
derivative instruments	(515)	(6,843)	6,754	68	(291)
Other investment income	3,118	2,901	2,488	3,319	3,398
Total net investment
income (loss)	2,603	(3,942)	9,242	3,387	3,107
Investment gains (losses), net:
Total other-than-temporary
impairment losses	(431)	(280)	(413)	(115)	(37)
Portion of loss recognized in
other comprehensive income (loss)	24	6	-	-	-
Net impairment losses
recognized	(407)	(274)	(413)	(115)	(37)
Other investment gains
(losses), net	85	210	(55)	84	82
Total investment gains
(losses), net	(322)	(64)	(468)	(31)	45
Commissions, fees and other income	3,909	3,651	4,810	5,448	4,652
Increase (decrease) in fair value of reinsurance contracts	243	(1,005)	1,861	7	(15)
Total revenues	11,228	3,249	20,142	13,345	11,839

6-1

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions)
Statements of Earnings (Loss) Data continued:
Benefits and Other Deductions
Policyholders’ benefits	$4,300	$2,486	$5,745	$3,090	$2,998
Interest credited to policyholders’ account balances	1,077	1,137	1,203	1,192	1,217
Compensation and benefits	2,482	2,344	2,412	2,968	2,605
Commissions	961	946	1,318	1,625	1,295
Distribution related payments	287	234	308	379	331
Amortization of deferred sales commissions	47	55	79	96	100
Interest expense	363	301	196	256	259
Amortization of deferred policy acquisition costs and value of business acquired	1,217	(58)	2,975	1,218	813
Capitalization of deferred policy acquisition costs	(946)	(1,006)	(1,438)	(1,806)	(1,459)
Rent expense	282	296	295	269	246
Amortization of other intangible assets	38	39	39	69	32
Other operating costs and expenses	1,239	1,057	1,233	1,324	1,313
Total benefits and other deductions	11,347	7,831	14,365	10,680	9,750

Earnings (loss) from continuing operations, before income taxes	(119)	(4,582)	5,777	2,665	2,089
Income tax (expense) benefit	375	1,780	(1,851)	(845)	(516)

Earnings (loss) from continuing operations, net of income taxes	256	(2,802)	3,926	1,820	1,573
Income (losses) from discontinued operations, net of income taxes	-	(15)	(29)	(9)	36
Gains (losses) on disposal of discontinued operations, net of income taxes (1)	-	-	7	(4)	117

Net earnings (loss)	256	(2,817)	3,904	1,807	1,726
Less: net earnings attributable to the noncontrolling interest	(201)	(305)	(319)	(483)	(445)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$55	$(3,122)	$3,585	$1,324	$1,281

6-2

	December 31,
	2010	2009	2008	2007	2006
	(In Millions)

Balance Sheet Data:
Total investments	$58,674	$55,801	$49,543	$50,076	$51,397
Separate Accounts assets	94,125	86,129	69,614	100,011	88,593
Total Assets	183,917	171,825	157,829	179,272	168,746
Policyholders’ account balances	27,900	27,523	28,259	28,421	29,896
Future policy benefits and other
policyholders liabilities	27,559	26,321	26,275	22,934	22,755
Short-term and long-term debt	1,454	1,581	1,626	2,382	2,190
Loans from affiliates	5,376	5,300	4,530	1,345	1,280
Separate Accounts liabilities	94,125	86,129	69,614	100,011	88,593
Total liabilities	169,124	157,584	143,327	166,069	157,096
Total AXA Financial, Inc. equity	11,348	10,673	12,839	11,522	10,019
Noncontrolling interest	3,445	3,568	1,663	1,681	1,631
Total equity	14,793	14,241	14,502	13,203	11,650

NOTES TO SELECTED CONSOLIDATED
FINANCIAL INFORMATION

(1)
In 2006, gains (losses) on disposal of discontinued operations, net of income taxes included gains from held-for-sale properties of $62 million and a $54 million gain on disposal of the discontinued Investment Banking and Brokerage segment related to the settlement of an IRS audit of the 2000 tax year.

6-3

Part II, Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations(“MD&A”) for AXA Financial Group should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” “Selected Financial Data” and the consolidated financial statements and related notes to consolidated financial statements and information discussed under “Risk Factors” and “Selected Financial Data” included elsewhere in this Form 10-K.

BACKGROUND

We are a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services.  Through our insurance company subsidiaries, we are among the oldest and largest life insurance organizations in the United States.  We are also a leading asset manager, with total assets under management of approximately $575.33 billion at December 31, 2010, of which approximately $478.02 billion were managed by AllianceBernstein.  AXA Financial is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

We conduct operations in two business segments, the Financial Advisory/Insurance segment and the Investment Management segment.  The Financial Advisory/Insurance segment’s business is conducted by AXA Equitable, AXA Advisors, AXA Network, AXA Distributors and the MONY Companies, as well as their subsidiaries.  The Financial Advisory/Insurance segment offers a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm.  AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

2010 OVERVIEW

After a difficult sales environment for life insurance and annuity products in 2009, industry sales figures improved slightly in 2010.  In the life insurance market, total sales grew by 3% in 2010 over 2009.  Industry variable life product sales continued to decline with 2010 sales dropping by 8%, after dropping 49% in 2009.  Industry universal life sales gained 5% from 2009 levels, attributable to growth in products featuring both long-term secondary guarantees as well as non-guaranteed products.  Industry whole life sales increased by 18% and remained an attractive offer during the uncertainty in the marketplace.  Industry term insurance sales decreased by 10%, most notably due to price increases and withdrawals in product offerings.

In the annuity market, total sales decreased by 6% in 2010. While variable annuity industry sales increased by 10% as guaranteed living benefits continue to drive sales, the marketplace continues to be fluid.  Some companies have made few changes to their product features, others have reduced benefits and increased charges more significantly, and still others have withdrawn from the variable annuity marketplace.  Fixed annuity sales declined by 25% as some companies lowered their production given the low interest rate environment and concerns on new business capital strain.  The employer sponsored market showed flat growth over 2009.

In 2010, annuities first year premiums by the Insurance Group decreased by $1.25 billion from 2009, primarily due to reduced sales of the Accumulator® variable annuity product.  The Insurance Group’s sales of life insurance products in 2010 were essentially unchanged from 2009, as lower variable life insurance sales were offset by higher universal life insurance and term insurance sales.  Variable annuity product sales in 2010 were adversely impacted, particularly in the wholesale channel, by marketplace dynamics and changes made in 2009 to revise product features.  Significant steps, however, were taken in implementing management’s strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk.  In 2010, solid progress was made in executing this strategy, as several new and innovative life insurance and annuity products were introduced to the marketplace, which were well received. In 2010, sales of these new and innovative products accounted for a meaningful amount of our total product sales.  For additional information on our products, see “Business – Products”.

7-1

In 2010, AllianceBernstein continued to show improvement in average assets under management (“AUM”) and higher gross sales.  Net outflows still present a challenge, mainly in equity services within the Institutions channel, but in general AllianceBernstein’s recovery continues, with a reduction in net outflows of 19.4% from 2009 to 2010.

AllianceBernstein’s total AUM as of December 31, 2010 was $478.0 billion, a decrease of $8.7 billion, or 1.8%, during 2010.  This decrease in AUM was driven by net outflows of $56.2 billion, partly offset by market appreciation of $39.5 billion and an inflow of $8.0 billion in October 2010 from the acquisition of an alternative investments group.  Net outflows occurred in the Value and Growth Equity services and primarily in our Institutions channel, while Fixed Income and Other services experienced modest net inflows.

GENERAL

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  These programs generally include, among others, the following:

•
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to non-affiliated reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.  This continued to be the case during 2010 as the impact of the significant increase in equity markets and the decrease in long-term interest rates in addition to a change in assumptions during 2010, as described below, resulted in an increase in the fair value of the reinsurance contracts, which was more than offset by the increase in the gross reserves.

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity and interest rates markets.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of GWBL features and the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility.

In 2010, the recovery of the equity markets along with the decrease in long-term interest rates and the change in actuarial assumptions, as described below, contributed to the increase in the fair value of reinsurance contracts, which are accounted for as derivatives, and to lower investment loss from derivative instruments.  These increases to 2010 earnings were more than offset by the increase in U.S. GAAP reserves during 2010.  For 2009, the consolidated net loss and loss from continuing operations were largely due to the increases in equity and long-term interest rate markets which resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves.  Conversely, during 2008, the decline in the equity and interest rate markets resulted in increases to the fair value of the GMIB reinsurance contracts and hedging program derivatives, which significantly exceeded the change in the gross reserves, significantly contributing to the earnings for 2008.  The table below shows, for 2010, 2009 and 2008, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

7-2

	Years Ended December 31,
	2010	2009	2008
	(In Millions)

Income (loss) on free-standing derivatives (1)	$(515)	$(6,843)	$6,754
Increase (decrease) in fair value of GMIB reinsurance contracts (2)	243	(1,005)	1,861
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (3)	(922)	534	(2,612)
Total	$(1,194)	$(7,314)	$6,003

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

In 2010, the assumptions for long-term surrender rates for variable annuities with GMDB and GMIB guarantees at certain policy durations were updated based upon emerging experience.  Also reflected in the models which project future claims were refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  These changes resulted in a net increase to the GMDB and GMIB reserves, an increase to the GMIB reinsurance asset and lower baseline DAC amortization.  The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings (loss) of approximately $36 million in 2010.

CRITICAL ACCOUNTING ESTIMATES

Application of Critical Accounting Estimates

AXA Financial Group’s MD&A is based upon its consolidated financial statements that have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires the application of accounting policies that often involve a significant degree of judgment, requiring management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management, on an ongoing basis, reviews and evaluates the estimates and assumptions used in the preparation of the consolidated financial statements, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits, recognition of Investment Management revenues and related expenses and benefit plan costs.  AXA Financial Group bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of such factors for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the consolidated results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates, assumptions and judgments:

•	Financial Advisory/Insurance Revenue Recognition

7-3

•	Insurance Reserves and Policyholder Benefits
•	DAC and VOBA
•	Goodwill and Other Intangible Assets
•	Investment Management Revenue Recognition and Related Expenses
•	Share-based and Other Compensation Programs
•	Pension and Other Postretirement Benefit Plans
•	Investments – Impairments and Fair Value Measurements
•	Income Taxes

Financial Advisory/Insurance Revenue Recognition

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

Insurance Reserves and Policyholder Benefits

Participating Traditional Life Insurance Policies

For participating traditional life policies, substantially all of which are in the Closed Blocks, future policy benefit liabilities are calculated using a net level premium method accrued as a level proportion of the premium paid by the policyholder.  The net level premium method reflects actuarial assumptions equal to guaranteed mortality and dividend fund interest rates.  The liability for annual dividends represents the accrual of the annual dividends earned.  Terminal dividends are accrued in proportion to gross margins over the life of the contract.  Gains and losses related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.  If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income.  Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected.  If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero).  If over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations.  If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

7-4

Non-participating Traditional Life Policies

The future policy benefit reserves for non-participating traditional life insurance policies relate primarily to non-participating term life products and are calculated using a net level premium method  equal to the present value of expected future benefits plus the present value of future maintenance expenses less the present value of future net premiums.  The expected future benefits and expenses are determined using actuarial assumptions as to mortality, persistency and interest established at policy issue.  Reserve assumptions established at policy issue reflect best estimate assumptions based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  Mortality assumptions are reviewed annually and are generally based on the Insurance Group’s historical experience or standard industry tables, as applicable; expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and interest rate assumptions are based on current and expected net investment returns.

Universal Life and Investment-type Contracts

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

The Insurance Group issues or has issued certain variable annuity products with GMDB, GMIB and GWBL features.  The GMDB feature provides that in the event of an insured’s death, the beneficiary will receive the higher of the current contract account balance or another amount defined in the contract.  The GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates applied to a guaranteed minimum income benefit base.  The GWBL feature allows policyholders to make annual withdrawals for life, the percentage for which is set at the age at first withdrawal.

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

The GMDB/GMIB reserve balance before reinsurance ceded was $3.62 billion at December 31, 2010.  The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return.  This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

7-5

GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2010

Increase/(Reduction) in GMDB/GMIB Reserves
(In Millions)

100 BP decrease in future rate of return	$625
100 BP increase in future rate of return	(604)

Traditional Annuities

The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates.  Interest rates used in establishing such liabilities range from 2.25% to 9.98%.  If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

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

DAC and VOBA

Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred.  Depending on the type of contract, DAC is amortized over the expected total life of the contract group, based on AXA Financial Group’s estimates of the level and timing of gross margins, gross profits or assessments, or anticipated premiums.  In calculating DAC amortization, we are required to make assumptions about investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges that impact the estimates of the level and timing of estimated gross profits or assessments, margins and anticipated future experience. VOBA, which arose from the acquisition of MONY, was established in accordance with purchase accounting guidance for business combinations.  VOBA is the actuarially determined present value of estimated future gross profits from insurance contracts in force at the date of the acquisition.  DAC and VOBA are amortized over the expected life of the contracts (over periods up to 40 years from date of issue) according to the type of contract using the methods described below as applicable.  DAC and VOBA are subject to loss recognition testing at the end of each accounting period.

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

7-6

At December 31, 2010, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6.0% grading to 5.5% over 5 years and for MONY Life was 5.5%.  Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.  Many of the factors that affect gross margins are included in the determination of AXA Financial Group’s dividends to these policyholders. DAC and VOBA adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

Universal Life and Investment-type Contracts

DAC and VOBA associated with variable and universal life policies and variable and fixed annuity contracts are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits or based upon estimated assessments.  The calculation of gross profits considers investment results including hedging costs, Separate Account fees, mortality and expense margins, contract persistency, withdrawals and surrender charges based on historical and anticipated future experience. When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC and VOBA are amortized using the present value of estimated assessments.

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

7-7

Premium Deficiency Reserves

After the initial establishment of reserves, premium deficiency tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC and VOBA would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and universal life policies DAC balance was $3.44 billion at December 31, 2010.  The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%.  This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality
December 31, 2010

Increase/(Reduction) in DAC
(In Millions)

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008.  Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.74% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations were 15% (12.74% net of product weighted average Separate Account fees) and 0% (-2.26% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions and parameters are subject to change only when management’s long-term expectation changes.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2010, current projections of future average gross market returns assume a 0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in eleven quarters.

7-8

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

The variable annuity contracts DAC balance was $4.27 billion at December 31, 2010.  The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return
December 31, 2010

Increase/(Reduction) in DAC
(In Millions)

Decrease in future rate of return by 1%	$195
Increase in future rate of return by 1%	(445)

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

Total goodwill recognized in the consolidated balance sheet of AXA Financial at December 31, 2010 was $4.81 billion, comprised of amounts assigned to its two reporting units: $380 million related to the Financial Advisory/Insurance segment, principally arising from the MONY Acquisition, and $4.44 billion related to the Investment Management segment, primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units.  At December 31, 2010, these reporting units had fair values that exceeded their carrying amounts and, consequently, goodwill was not impaired.

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

7-9

The following presents a summary of other intangible assets at December 31, 2010 and 2009 related to the MONY Acquisition:

Intangible Assets Subject to Amortization

	Gross Carrying Amount	Accumulated Amortization	Net
		(In Millions)
December 31, 2010:
Insurance distribution network	$26	$(15)	$11

December 31, 2009
Insurance distribution network	$26	$(13)	$13

For 2010, 2009 and 2008, total amortization expense related to these intangible assets was $2 million each year.  Intangible assets amortization expense is estimated at $2 million annually.  The insurance distribution network intangible assets related to the MONY Acquisition are amortized on a straight-line basis with an estimated useful life of 10-20 years.

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

Key assumptions and judgments used in the discounted cash flow valuation methodology to estimate the fair value of the Investment Management reporting unit are particularly sensitive to equity market levels, including AllianceBernstein’s assets under management, revenues and profitability.  Consequently, to the extent that securities valuations are depressed for prolonged periods, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2010.  In addition, management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.

Intangible assets related to the Investment Management segment principally consist of costs assigned to investment management contracts acquired in connection with the Bernstein Acquisition and purchases of AllianceBernstein Units, less accumulated amortization recognized on a straight-line basis over their estimated useful life of approximately 20 years.  The gross carrying amount and accumulated amortization of these intangible assets were $845 million and $385 million, respectively, at December 31, 2010 and $842 million and $349 million, respectively, at December 31, 2009.  Amortization expense related to these AllianceBernstein intangible assets totaled $36 million, $37 million and $37 million for the years ended December 31, 2010, 2009 and 2008, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $22 million.

AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Significant assumptions used to estimate the expected cash flows from the investment management contracts are updated to reflect management’s consideration of current market conditions and expectations made with respect to customer account attrition and asset growth rates.  At both December 31, 2010 and 2009, AllianceBernstein determined that these intangible assets were not impaired.

7-10

Investment Management Revenue Recognition and Related Expenses

The Investment Management segment’s revenues are largely dependent on the total value and composition of assets under management (“AUM”).  The most significant factors that could affect this segment’s results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

Investment advisory and services fees, generally calculated as a percentage of AUM are recorded as the related services are performed.  Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee.  Performance fees are calculated as either a percentage of absolute investment results or a percentage of investment  results in excess of a stated benchmark over a specified period of time.  Performance-based fees are recorded as revenue at the end of the specified period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the segment’s revenues and earnings.

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

For 2010, 2009 and 2008, respectively, AXA Financial recognized net periodic cost of $256 million, $220 million and $70 million related to its qualified and non-qualified pension plans and $40 million, $41 million and $42 million related to its postretirement benefits plans.  Each component of net periodic pension and postretirement benefits cost is based on AXA Financial Group’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs.  Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Financial Group to measure its pension and postretirement benefits obligations reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under AXA Financial Group’s pension and postretirement benefits plans are discounted using a published high-quality bond yield curve.  A discount rate assumption of 5.25% was used by AXA Financial Group to measure each of these benefits obligations at December 31, 2010 and to estimate 2011 net periodic cost.  A rate of 6.00% was used to measure each of these benefits obligations at December 31, 2009 and to estimate 2010 net periodic cost.  A 100 BP change in the discount rate assumption would have impacted AXA Financial Group’s 2010 net periodic cost  as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

7-11

Pension and Post- Retirement Net Periodic Cost
Sensitivity – Discount Rate
Year Ended December 31, 2010

	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(In Millions)

100 BP increase in discount rate	$(19)	$(2)
100 BP decrease in discount rate	19	3

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and MONY Life and are designed with a long-term investment horizon.  Since January 2009, the asset allocation strategy of the qualified defined benefit pension plans targets of 30%-40% in equities, 50%-60% in high quality bonds, and 10%-15% in equity real estate and other investments.  Certain qualified pension plans of AXA Financial Group have developed hedging strategies to lessen downside equity risk.  In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans.  At January 1, 2010, the beginning of the 2010 measurement year, the fair value of AXA Financial Group’s plan assets was $1.62 billion.  Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted AXA Financial Group’s net periodic cost for 2010 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

Net Periodic Pension Cost
Sensitivity – Rate of Return
Year Ended December 31, 2010

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)

100 BP increase in expected rate of return	$(18)
100 BP decrease in expected rate of return	18

Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of AXA Financial Group (excluding AllianceBernstein) and of AllianceBernstein to their qualified pension plans, including amounts expected to be contributed for 2011.  Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Share-based and Other Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own compensatory unit award programs and option plans.  For 2010, 2009, and 2008, respectively, AXA Financial Group recognized compensation costs of $231 million, $93 million and $56 million for share-based payment arrangements.  Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred.  AXA Financial Group uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends.  These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

7-12

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

7-13

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

7-14

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narratives that follow discuss the results for 2010 compared to 2009’s results, followed by the results for 2009 compared to 2008’s results.

AXA Financial, Inc.
Consolidated Results of Operations

	2010	2009	2008
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,253	$3,118	$3,175
Premiums	1,542	1,491	1,522
Net investment income (loss):
Investment income (loss) from derivative instruments	(515)	(6,843)	6,754
Other investment income (loss)	3,118	2,901	2,488
Total net investment income (loss)	2,603	(3,942)	9,242
Investment gains (losses), net:
Total other-than-temporary impairment losses	(431)	(280)	(413)
Portion of loss recognized in other
comprehensive income (loss)	24	6	-
Net impairment losses recognized	(407)	(274)	(413)
Other investment gains (losses), net	85	210	(55)
Total investment gains (losses), net	(322)	(64)	(468)
Commissions, fees and other income	3,909	3,651	4,810
Increase (decrease) in fair value of reinsurance contracts	243	(1,005)	1,861
Total revenues	11,228	3,249	20,142

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,300	2,486	5,745
Interest credited to policyholders’ account balances	1,077	1,137	1,203
Compensation and benefits	2,482	2,344	2,412
Commissions	961	946	1,318
Distribution plan payments	287	234	308
Amortization of deferred sales commissions	47	55	79
Interest expense	363	301	196
Amortization of deferred policy acquisition costs and value of business acquired	1,217	(58)	2,975
Capitalization of deferred policy acquisition costs	(946)	(1,006)	(1,438)
Rent expense	282	296	295
Amortization of other intangible assets	38	39	39
Other operating costs and expenses	1,239	1,057	1,233
Total benefits and other deductions	11,347	7,831	14,365

Earnings (loss) from continuing operations, before income taxes	(119)	(4,582)	5,777
Income tax (expense) benefit	375	1,780	(1,851)

Earnings (loss) from continuing operations, net of income taxes	256	(2,802)	3,926
Earnings (loss) from discontinued operations, net of income taxes	-	(15)	(31)
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	9

Net earnings (loss)	256	(2,817)	3,904
Less: net (earnings) loss attributable to the noncontrolling interest	(201)	(305)	(319)

Net Earnings (Loss) Attributable to AXA Financial	$55	$(3,122)	$3,585

7-15

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net income attributable to the AXA Financial Group totaled $55 million for 2010 compared to the net loss of $3.12 billion for 2009 as increases in net investment income and the fair value of reinsurance contracts were partially offset by higher policyholders’ benefits and amortization of DAC and VOBA in the Financial Advisory/Insurance segment.

The increase in net earnings attributable to the noncontrolling interest was $201 million in 2010 as compared to $305 million in 2009.  The decrease was principally due to lower AllianceBernstein earnings and a lower average noncontrolling interest ownership percentage in 2010.

Net earnings were $256 million in 2010, an increase of $3.07 billion from a $2.82 billion net loss in 2009 primarily due to the Financial Advisory/Insurance segment factors mentioned above.  There were no earnings (loss) from discontinued operations, net of taxes in 2010; the details on the $15 million of results for 2009 can be found in the table on page 7-17.  For further information, see Note 16 of Notes to Consolidated Financial Statements included herein.

Earnings from continuing operations, net of income taxes in 2010 were $256 million, an increase of $3.06 billion from $2.80 billion of net loss from continuing operations in 2009.  The income tax benefit totaled $375 million in 2010 as compared to $1.78 billion in 2009.  The decrease in income tax benefit was primarily due to the decrease in pre-tax loss for the Financial Advisory/Insurance segment and lower earnings at AllianceBernstein, partially offset by the $99 million tax benefit related to the settlement of the tax audits for fiscal years 1997 through 2003 and a tax benefit of $148 million in first quarter 2010 primarily due to the release of state deferred taxes resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein Units.  It is expected that there will continue to be a reduction of ACMC’s related taxes in future years, but to a far lesser degree.

The loss from continuing operations before income taxes was $119 million for 2010, as compared to $4.58 billion in 2009.  The Financial Advisory/Insurance segment’s pre-tax loss from continuing operations was $481 million, $4.63 billion lower than the $5.11 billion loss for 2009, primarily due to a $6.68 billion improvement in net investment income (loss), including $6.34 billion in lower losses from derivative instruments and an increase of $243 million rather than a decrease of $1.01 billion in the fair value of the reinsurance contracts, partially offset by higher policyholders’ benefits and higher DAC amortization.  The Investment Management segment’s pre-tax earnings from continuing operations were $360 million in 2010, $167 million lower than the $527 million in 2009, as higher investment advisory and services fees and distribution revenues were more than offset by lower investment results, higher distribution plan payments and higher compensation and benefits at AllianceBernstein in 2010 as compared to 2009.  Additionally in the latter half of 2010, a pre-tax real estate charge of $90 million was recorded as the result of a comprehensive review of real estate requirements in New York in connection with AllianceBernstein’s 2008 workforce reductions.

Total revenues increased $7.98 billion to $11.23 billion in 2010 from $3.25 billion in 2009.  The 2010 increase of $7.96 billion in the Financial Advisory/Insurance segment principally resulted from net investment income as compared to net investment losses in 2009 (due to $6.34 billion lower losses from derivative instruments in 2010), a $243 million increase in the fair value of the reinsurance contracts for 2010 as compared to a $1.00 billion decline in 2009, and higher commissions, fees and other income partially offset by higher investment losses in 2010.  The Investment Management segment’s $17 million increase in revenues to $2.96 billion resulted principally from higher investment advisory and services fees and distribution revenues at AllianceBernstein that were partially offset by lower investment results and lower Bernstein research service fees in 2010.

Total benefits and other deductions were $11.35 billion in 2010, a $3.52 billion increase as compared to $7.83 billion in 2009.  The Financial Advisory/Insurance segment’s $3.32 billion increase in total benefits and other deductions to $8.78 billion in 2010 primarily resulted from the $1.81 billion increase in policyholders’ benefits, $1.28 billion higher DAC and VOBA amortization and $78 million and $73 million higher interest expense and other operating costs and expenses, respectively.  The $184 million increase in the Investment Management segment’s benefits and other deductions was principally attributed to increases in distribution plan payments and compensation and benefits at AllianceBernstein, as well as the real estate charge in third quarter 2010, described above.

7-16

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net loss attributable to the AXA Financial Group totaled $3.12 billion for 2009 compared to net income of $3.59 billion for 2008 primarily due to the impact of an investment loss of $6.84 billion from derivative instruments in 2009 as compared to $6.75 billion investment income in 2008, partially offset by lower policyholder benefits and lower DAC and VOBA amortization.  Net earnings attributable to the noncontrolling interest was $305 million in 2009 as compared to $319 million in 2008.  The decrease was principally due to lower AllianceBernstein earnings partially offset by the impact of a higher noncontrolling interest ownership percentage in 2009.  Net loss was $2.82 billion for 2009, a decrease of $6.72 billion from $3.90 billion of net earnings reported for 2008.  Net earnings in 2008 included $68 million related to the positive earnings impact of the January 1, 2008 adoption of new accounting guidance related to fair value measurement and disclosure of the GMIB reinsurance asset’s fair value (net of the related increases of $104 million in DAC amortization and $36 million in income taxes).  The post-tax results from discontinued operations are detailed in the following schedule.  For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

	2009	2008
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(16)	$(28)
Real estate held-for-sale	-	2
Disposal of business - Enterprise	1	(3)
Total	$(15)	$(29)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$6
Disposal of business - Enterprise	-	1
Total	$-	$7

Loss from continuing operations, net of income taxes in 2009 was $2.80 billion, a decline of $6.73 billion from $3.93 billion of earnings from continuing operations in 2008.  The income tax benefit totaled $1.78 billion in 2009 as compared to $1.85 billion of tax expense in 2008.  The decrease was primarily due to the change in pre-tax results from earnings in 2008 to losses in 2009.  Included in the 2009 tax benefit was $15 million of tax benefit related to the release of tax audit reserves held by the Investment Management segment.  The Investment Management segment’s tax expense in 2008 reflected the impact of the approximately $85 million benefit related to the release of deferred taxes related to unremitted foreign earnings.  AXA Financial Group provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Loss from continuing operations before income taxes was $4.58 billion for 2009, as compared to $5.78 billion of earnings from continuing operations, net of income taxes, in 2008.  The Financial Advisory/Insurance segment’s pre-tax loss from continuing operations of $5.11 billion, $10.04 billion lower than the pre-tax earnings of $4.92 billion for 2008, was primarily due to net investment losses resulting from losses on derivative instruments and the decline in the fair value of the reinsurance contracts as compared to increases in 2008, partially offset by lower DAC amortization and lower policyholders’ benefits as well as lower investment losses in 2009.  The Investment Management segment’s pre-tax earnings for continuing operations were $526 million in 2009, $327 million lower than $853 million of pre-tax earnings in 2008, as lower investment advisory and services fees and distribution revenues were partially offset by higher investment income and investment gains at AllianceBernstein in 2009 as compared to investment losses in 2008.

Total revenues decreased $16.89 billion to $3.25 billion in 2009 from $20.14 billion in 2008.  The 2009 decrease of $16.33 billion in the Financial Advisory/Insurance segment principally resulted from net investment losses caused by the $6.84 billion decline in the fair values of derivative instruments in 2009 as compared to a $6.76 billion increase in fair value in 2008, the $1.00 billion decline in the fair value of the reinsurance contracts as compared to the $1.86 billion increase in 2008, and lower commissions, fees and other income partially offset by lower investment losses in 2009.  The Investment Management segment’s $598 million decrease in revenues to $2.94 billion resulted principally from lower investment advisory and services fees and lower distribution revenues at AllianceBernstein that were partially offset by higher investment results in 2009.

7-17

Total benefits and other deductions were $7.83 billion in 2009, a $6.53 billion decrease as compared to $14.36 billion in 2008.  The Financial Advisory/Insurance segment’s $6.30 billion decrease in total benefits and other deductions to $5.46 billion in 2009 was primarily the result of a $3.26 billion decline in policyholders’ benefits, a $3.03 billion decline in DAC and VOBA amortization, $372 million lower commissions and $206 million lower all other operating costs and expenses partially offset by $124 million higher interest expense.  The $271 million decrease in the Investment Management segment’s benefits and other deductions was principally attributed to declines in compensation and benefits and distribution plan payments at AllianceBernstein.

7-18

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Financial Advisory/Insurance.

Financial Advisory/Insurance - Results of Operations

	2010	2009	2008
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,253	$3,118	$3,175
Premiums	1,542	1,491	1,522
Net investment income (loss):
Investment income (loss) from derivative instruments	(500)	(6,842)	6,758
Other investment income (loss)	3,056	2,721	2,748
Total net investment income (loss)	2,556	(4,121)	9,506
Investment gains (losses), net:
Total other-than-temporary impairment losses	(431)	(280)	(413)
Portion of loss recognized in other comprehensive income	24	6	-
Net impairment losses recognized	(407)	(274)	(413)
Other investment gains (losses), net	62	157	(78)
Total investment gains (losses), net	(345)	(117)	(491)
Commissions, fees and other income	1,049	977	1,105
Increase (decrease) in fair value of reinsurance contracts	243	(1,005)	1,861
Total revenues	8,298	343	16,678

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,300	2,486	5,745
Interest credited to policyholders’ account balances	1,077	1,137	1,203
Compensation and benefits	1,075	1,004	923
Commissions	961	946	1,318
Interest expense	337	259	135
Amortization of deferred policy acquisition costs and value of business acquired	1,217	(58)	2,975
Capitalization of deferred policy acquisition costs	(946)	(1,006)	(1,438)
Rent expense	99	102	102
Amortization of other intangible assets	2	2	2
Other operating costs and expenses	657	584	790
Total benefits and other deductions	8,779	5,456	11,755

Earnings (Loss) from Continuing Operations, before Income Taxes	$(481)	$(5,113)	$4,923

7-19

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 – Financial Advisory/Insurance

Revenues

In 2010, the Financial Advisory/Insurance segment’s revenues increased $7.96 billion to $8.30 billion from $343 million in 2009.  The revenue increase for this segment was principally due to net investment income in 2010 as compared to net investment losses in 2009 and an increase in the fair value of the reinsurance contracts as compared to a decrease during 2009 period partially offset by higher investment losses, net in 2010 as compared to 2009.

Policy fee income totaled $3.25 billion in 2010, $135 million higher than $3.12 billion in 2009.  This increase resulted from higher fees earned on higher average Separate Account balances due primarily to market appreciation.

The $51 million increase in premiums to $1.54 billion in 2010 as compared to $1.49 billion in 2009 was primarily due to $40 million higher term life insurance premiums, a $4 million increase in premiums assumed and a $6 million decrease in premiums ceded partially offset by lower premiums for traditional life policies in the Closed Blocks.

Net investment income (loss) increased $6.68 billion to $2.56 billion of income in 2010 from $4.12 billion of loss in 2009.  The increase resulted from the $6.34 billion decrease in investment losses from derivative instruments and the $335 million increase in other investment income.  The Financial Advisory/Insurance segment reported a $500 million loss from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts, as compared to a loss of $6.84 billion in 2009 driven by improvements in equity markets offset by the impact of lower interest rates.  Other investment income increased $335 million to $3.06 billion in 2010 primarily due to increases of $273 million, $54 million and $34 million from equity limited partnerships, mark-to-market gains on trading account securities and equity real estate, respectively.

Investment gains (losses), net totaled $(345) million in 2010 as compared to $(117) million in the prior year.  The Financial Advisory/Insurance segment’s higher loss in 2010 was due to higher writedowns on fixed maturities ($407 million in 2010 as compared to $274 million in 2009) and to $87 million lower gains from the sale of fixed maturities ($88 million in 2010 down from $175 million in 2009).  Of the 2010 writedowns, $398 million related to CMBS securities as compared to $58 million of CMBS writedowns in 2009.

There was a $72 million increase in commissions, fees and other income from $977 million in 2009 to $1.05 billion in 2010.  The change resulted from a $130 million increase in gross investment management and distribution fees from EQAT and VIP Trust and a $23 million increase in other fee income partially offset by an $81 million net decrease in the fair value of foreign exchange contracts to $82 million in 2010 due to hedging of the foreign currency denominated borrowing.

In 2010, there was a $243 million increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives under U.S. GAAP guidance, as compared to a $1.01 billion decrease in their fair value in 2009.  The changes in 2010 and 2009 reflected interest rate fluctuations.  The 2010 increase primarily resulted from updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals and dynamic policyholder surrender behavior.  The 2009 decrease was primarily driven by the increase in interest rates and equity markets.

Benefits and Other Deductions

Total benefits and other deductions increased $3.32 billion in 2010 to $8.78 billion principally due to the Financial Advisory/Insurance segment’s $1.81 billion increase in policyholders’ benefits and the $1.28 billion increase in DAC and VOBA amortization in 2010 to $1.22 billion.

Policyholders’ benefits totaled $4.30 billion, an increase of $1.81 billion from $2.49 billion in 2009.  The increase was principally due to the $1.23 billion increase in GMDB/GMIB reserves (due to an increase of $916 million in 2010 as compared to a decrease of $316 million in 2009) as the result of updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  In addition, there was a $224 million increase related to the GWBL reserve (a $6 million increase in 2010 compared to a decrease of $218 million in 2009), and the $249 million increase in benefits paid to $2.68 billion in 2010.

7-20

Interest credited to policyholders’ account balances decreased $60 million in 2010 to $1.08 billion primarily due to lower average policyholders’ account balances and lower crediting rates.

Compensation and benefits increased $71 million to $1.08 billion for the Financial Advisory/Insurance segment in 2010.  This increase was primarily due to a $39 million increase in share-based and other compensation programs, including a $23 million increase related to performance units, as well as the $28 million increase in employee benefit plan costs, including the $17 million increase in Share Plan expense.

Interest expense increased $78 million to $337 million in 2010 as compared to $259 million in 2009.  The Financial Advisory/Insurance segment’s increase principally resulted from increased interest on loans from affiliates resulting from higher interest rates on borrowings from AXA and AXA affiliates for the comparable years.

DAC and VOBA amortization was $1.22 billion in 2010, an increase of $1.28 billion from the negative $58 million in 2009.  DAC amortization was higher in 2010 than in 2009 primarily due to lower derivative losses.  However, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates contributed to lower DAC amortization.  In 2009, significant hedging losses were incurred due to increasing interest rates and positive equity market performance, resulting in negative DAC amortization in 2009.  In both years, the derivatives losses were not fully offset by changes in GMDB and GMIB reserves.  Amortization from all other products was positive for both years.

DAC capitalization totaled $946 million, a decrease of $60 million from $1.01 billion in 2009 primarily due to $52 million lower first year commissions and an $8 million decrease in deferrable operating expenses due to lower sales of variable annuity products.

There was a $73 million increase in the Financial Advisory/Insurance segment’s other operating costs and expenses to $657 million in 2010.  A $27 million increase in lease related expenses, $9 million increase in sub-advisor fees and $7 million higher advertising costs were the principal contributions to the increase.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 – Financial Advisory/Insurance

In 2009, pre-tax loss from continuing operations in the Financial Advisory/Insurance segment was $5.11 billion, a decline of $10.03 billion as compared to pre-tax earnings of $4.92 billion in 2008.  The decrease principally resulted from a $13.60 billion decrease in Investment income (loss) from derivatives, from income of $6.76 billion in 2008 to a loss of $6.84 billion in 2009, and a $1.00 billion decrease in the fair value of reinsurance contracts as compared to the $1.86 billion increase in fair value in 2008 partially offset by the $3.26 billion decrease in policyholders’ benefits and $59 million of negative DAC and VOBA amortization as compared to $2.98 billion of amortization in 2008.

Revenues.  In 2009, segment revenues decreased $16.33 billion to $343 million from $16.68 billion in the prior year principally due to the declines in the fair values of derivative instruments and the reinsurance contracts, totaling $13.60 billion and $2.87 billion, respectively.

Policy fee income decreased $57 million to $3.12 billion in 2009 as compared to $3.18 billion in 2008.  This decrease resulted from lower fees earned on lower average Separate Accounts balances due to market depreciation during 2008 partially offset by higher life insurance policy charges and GMDB/GMIB fees.

Net investment loss was $4.12 billion in 2009, a decrease of $13.63 billion from $9.51 billion in net investment income in 2008.  This decrease was primarily related to the $6.84 billion decrease in the fair values of derivative instruments, including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts, a decrease of $13.60 billion from $6.76 billion in investment income from such derivatives in 2008.  In addition, there were decreases of $65 million, $35 million and $25 million in investment income from short-term investments, equity limited partnerships and mortgage loans or real estate.  These decreases were partially offset by the $112 million in foreign exchange income related to the interest rate swap agreements with AXA entered into in 2009.  Additionally, in 2009, there was $7.3 million of income on Separate Accounts surplus compared to $44 million in losses in 2008, a $34 million increase in investment income on fixed maturities and a $14 million increase in mark-to-market gains on trading securities.

7-21

In 2009, investment losses, net totaled $117 million, a $374 million decrease from $490 million in investment losses, net in 2008.  The lower losses were principally due to lower writedowns on the fixed maturity portfolio ($274 million in 2009 as compared to $413 million in 2008).  There were $175 million in gains on sales of fixed maturities in 2009 compared to losses of $81 million in 2008.  Partially offsetting these improvements were $18 million in losses on equity real estate in 2009 compared to $8 million of gains in 2008.  The 2009 writedowns on fixed maturities included $91.4 million, $72 million and $58 million of writedowns related to Northern Rock, CIT Group and CMBS securities, respectively, while the 2008 losses included writedowns of $195 million and $96 million on holdings of Lehman Brothers Holdings Inc. and Washington Mutual, Inc. debt, respectively, and $19 million in losses on sales of Washington Mutual debt.

Commissions, fees and other income decreased $128 million to $977 million in 2009 from $1.11 billion in 2008.  This decrease was primarily due to a $122 million decline in gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.

There was a $2.86 billion decrease in the fair value of reinsurance contracts, from a $1.86 billion increase in 2008 to a decrease of $1.00 billion in 2009.  As required by the accounting guidance governing derivatives and hedging, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.

Benefits and Other Deductions.  Total benefits and other deductions for the Financial Advisory/Insurance segment decreased $6.30 billion to $5.46 billion in 2009 as compared to $11.76 billion in 2008.  The decrease was principally the result of a $3.26 billion decrease in policyholders’ benefits, $59 million in negative DAC and VOBA amortization as compared to $2.98 billion in amortization expense in 2008 and $206 million lower other operating costs partially offset by $432 million lower DAC capitalization and $124 million higher interest expense.

Policyholders’ benefits were $2.49 billion in 2009, a $3.26 billion decrease from $5.75 billion in 2008.  The decrease principally resulted from the $316 million decrease in GMDB/GMIB reserves as compared to the $2.34 billion increase in 2008 due to changes in market conditions and fluctuations in interest rates, a $218 million decrease in the GWBL reserve in 2009 versus the $273 million increase in 2008 and $12 million lower death claims, partially offset by a $34 million increase in policyholders dividends.

Compensation and benefits for the Financial Advisory/Insurance segment increased $81 million to $1.00 billion in 2009 as compared to $923 million in 2008.  The increase was primarily due to an increase in retirement plan costs due to market depreciation of pension plan assets in 2008 that resulted in higher pension plan expense in 2009.  The increase was partially offset by lower salary and stock compensation plan expenses.

Commission costs decreased $372 million to $946 million in 2009 from $1.32 billion in 2008, due to lower sales of interest-sensitive life and variable annuity products.

Interest expense increased $124 million to $259 million in 2009 from $135 million in 2008.  There was a $108 million increase in corporate interest expense from $128 million in 2008 to $236 million in 2009 primarily due to higher average outstanding borrowings from its parent, AXA, and other AXA affiliates related to AXA Financial borrowings in late 2008 related to statutory capital strengthening initiatives.  Additionally, AXA Bermuda’s interest expense related to its short-term credit facility increased by $3 million.

DAC and VOBA amortization was negative $59 million in 2009, a $3.03 billion decline from $2.98 billion of amortization expense in 2008.  In 2009, the level of DAC amortization for the Accumulator® products was negative due to reactivity to negative gross profits in 2009 and lower projected future costs of hedging the GMIB feature of the Accumulator® products as higher interest rates reduced the projected hedge levels, partially offset by updated surrender assumptions for variable life products to reflect emerging deterioration in persistency.  In 2008, the increase in DAC amortization was due to the material increase in the fair value of the derivative instruments associated with the GMDB/GMIB hedging program and the related GMIB reinsurance contracts, accounted for as derivatives.  For non-Accumulator® products, in 2008, DAC amortization increased by $311.0 million principally due to the significant reduction in Separate Accounts balances during 2008 and the unlocking of the estimate regarding Separate Accounts growth that was reduced to 9%.

7-22

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

DAC capitalization decreased $432 million from $1.44 billion in 2008 to $1.01 billion in 2009 principally due to $367 million lower first year commissions and a $66 million decrease in deferrable operating expenses related to lower sales of variable annuities and interest-sensitive life products.

All other operating costs and expenses decreased $206 million to $584 million in 2009 from $790 million in 2008 due to lower sub-advisory fees at EQAT and VIP Trust and lower travel and advertising expenses, partially offset by higher consulting expenses.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets slowly recover from the period of significant stress experienced in recent years.  Among other things:

•
features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•	various insurance companies, including one or more in the Insurance Group, have eliminated and/or limited sales of certain annuity and life insurance products or features

Changes to certain of the Insurance Group’s insurance product features, which were made primarily in 2009, including, e.g., guarantee features, pricing and/or Separate Account investment options, impacted the sales of certain annuity and life insurance products offered by the Insurance Group in 2010, particularly in the wholesale channel, and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to review and modify its existing product offerings and introduced several new products in 2010 with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

7-23

The following table lists sales for major insurance product lines and mutual funds for 2010, 2009 and 2008.  Premiums and deposits are presented net of internal conversions and gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales

	2010	2009	2008
	(In Millions)

Retail:
Annuities
First year	$3,072	$3,143	$4,342
Renewal	2,274	2,135	2,210
	5,346	5,278	6,552
Life(1)
First year	289	280	354
Renewal	2,499	2,356	2,499
	2,788	2,636	2,853
Other(2)
First year	11	12	16
Renewal	249	246	242
	260	258	258

Total retail	8,394	8,172	9,663

Wholesale:
Annuities
First year	1,410	2,584	7,537
Renewal	450	310	226
	1,860	2,894	7,763
Life(1)
First year	157	150	216
Renewal	682	642	533
	839	792	749

Other	2	2	3

Total wholesale	2,701	3,688	8,515

Total Premiums and Deposits	$11,095	$11,860	$18,178
Total Mutual Fund Sales(3)	$4,514	$3,573	$4,856

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.
(3)	Including sales through AXA Advisors’ advisory accounts.

2010 Compared to 2009 - Total premiums and deposits for insurance and annuity products for 2010 were $11.10 billion, a decrease of $765 million from $11.86 billion in 2009 while total first year premiums and deposits decreased $1.23 billion to $4.94 billion in 2010 from $6.17 billion in 2009.  The annuity lines’ first year premiums and deposits decreased $1.25 billion to $4.48 billion due to a $1.29 billion decrease in sales of variable annuities ($1.20 billion decrease in the wholesale and $92 million in the retail channels).  In both 2010 and 2009, sales of variable annuities in the wholesale channel were adversely impacted by marketplace dynamics and actions taken by management, primarily in 2009, to revise product features.  Management has made meaningful progress on the strategy of developing a diverse and innovative product portfolio and believes that the Insurance Group’s portfolio of products position it well to compete in the annuity marketplace.  First year premiums and deposits for life insurance products were essentially unchanged, as the $13 million and $21 million decreases in sales of variable life insurance products in the retail and wholesale channels, respectively, were offset by the $26 million and $17 million respective increases in interest sensitive life insurance sales and the $10 million increase in first year term life insurance sales in the wholesale channel was offset by the $5 million decrease in the retail channel.

7-24

2009 Compared to 2008 - Total premiums and deposits for insurance and annuity products for 2009 were $11.86 billion, a decrease of $6.32 billion from the $18.18 billion reported in 2008, as total first year premiums decreased $6.30 billion to $6.17 billion in 2009 from $12.46 billion in 2008.  First year premiums and deposits for annuity products decreased $6.15 billion to $5.73 billion from $11.88 billion in 2008 with $6.17 billion lower variable annuity sales, including the wholesale channel’s $4.97 billion decrease to $2.56 billion in 2009.  In both 2010 and 2009, sales of variable annuities in the wholesale channel were adversely impacted by marketplace dynamics and actions taken by management, primarily in 2009, to revise product features.    First year premiums and deposits for the life products decreased $140 million to $431 million in 2009 from $570 million in 2008 as lower sales of interest-sensitive and variable life products of $115 million and $31 million, respectively, were partially offset by $14 million higher sales of traditional life products.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines.   Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

				Rates (1)
	2010	2009	2008	2010	2009	2008
	(Dollars in Millions)

Annuities	$6,001	$5,380	$7,480	6.6%	6.8%	8.2%
Variable and interest-sensitive life	1,019	967	1,020	5.0%	5.0%	4.7%
Traditional life	577	630	611	3.9%	4.2%	4.0%
Total	$7,597	$6,977	$9,111

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

2010 Compared to 2009 - Surrenders and withdrawals increased $620 million, from $6.98 billion in 2009 to $7.60 billion for 2010.  There were increases of $621 million in individual annuities and $52 million in variable and interest sensitive life surrenders and withdrawals, with a decrease of $53 million reported for the traditional life insurance line.  The annualized annuities surrender rate decreased to 6.6% in 2010 from 6.8% in 2009.  The individual life insurance products’ annualized surrender rate decreased from 4.6% in 2009 to 4.5% in 2010.  In 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience.  If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.

2009 Compared to 2008 - Surrenders and withdrawals decreased from $9.11 billion in 2008 to $6.98 billion for 2009.  There was a $2.10 billion decrease in individual annuities surrenders and withdrawals to $5.38 billion in 2009.  Overall, the annualized annuities surrender rate decreased to 6.8% in 2009 from 8.2% in 2008.  In 2009, variable and interest-sensitive life insurance surrenders and withdrawals decreased by $53 million to $967 million while traditional life surrenders and withdrawals increased $19 million to $630 million from $611 million in 2008.  The individual life surrender rate was 4.6% in 2009 as compared to 4.4% in 2008.

7-25

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for 2010, 2009 and 2008.

Investment Management - Results of Operations

	2010	2009	2008
	(In Millions)

Revenues:
Investment advisory and services fees (1)	$2,052	$1,920	$2,840
Distribution revenues	339	277	378
Bernstein research services	431	435	472
Other revenues(1)	112	108	117
Commissions, fees and other income	2,934	2,740	3,807

Investment income (loss)	6	153	(253)
Less: interest expense to finance trading activities	(4)	(4)	(37)
Net investment income (loss)	2	149	(290)

Investment gains (losses), net	23	53	23
Total revenues	2,959	2,942	3,540

Expenses:
Compensation and benefits	1,407	1,340	1,489
Distribution plan payments	287	234	308
Amortization of deferred sales commissions	47	55	79
Interest expense	26	48	61
Rent expense	183	194	193
Amortization of other intangible assets	36	37	37
Other operating costs and expenses	613	507	519
Total expenses	2,599	2,415	2,686

Earnings (Loss) from Continuing Operations,
before Income Taxes	$360	$527	$854

(1)	Included fees earned by AllianceBernstein totaling $39 million, $37 million and $39 million in 2010, 2009 and 2008, respectively, for services provided to the Insurance Group.

7-26

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009 – Investment Management

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for 2010 were $360 million, a decrease of $167 million from $527 million in the prior year.

The Investment Management segment’s revenues totaled $2.96 billion in 2010, an increase of $17 million from $2.94 billion in 2009, as higher investment advisory and services fees and distribution revenues were partially offset by lower investment results and lower Bernstein research services revenues.

Investment advisory and services fees include base fees and performance fees.  In 2010, investment advisory and services fees totaled $2.05 billion, an increase of $132 million from the $1.92 billion in 2009.  The $141 million increase in base investment advisory and services fees was partially offset by the $9 million decrease in performance fees from $30 million in 2009 to $21 million in 2010.  The $117 million and $71 million respective increases in the Retail and Private Client base fees were offset by the $47 million decline in the Institutions channel.

The distribution revenues for 2010 increased $62 million as compared to the prior year due to higher Retail average mutual fund AUM.

The $147 million decrease to net investment income of $2 million in 2010 from the $149 million in net investment income in 2009 was primarily due to the decline in realized and unrealized gains on trading account securities related to deferred compensation plan obligations, from $121 million in 2009 to $27 million.  In addition, there was a $29 million equity loss from joint ventures in 2010 as compared to $6 million in income in 2009 and a $14 million increase in loss from various derivative instruments used to economically hedge AllianceBernstein’s seed money investments, certain cash accruals and foreign investment advisory fees.

The $30 million decline from $53 million in investment gains, net in 2009 to $23 million in 2010 resulted from lower net gains from sales of investments.

Expenses

The Investment Management segment’s total expenses were $2.60 billion in 2010, an increase of $184 million from the $2.42 billion in 2009 as higher other operating expenses, distribution related payments and compensation and benefits were partially offset by a decrease in interest expense.

For 2010, employee compensation and benefits expenses for the segment were $1.41 billion as compared to $1.34 billion in 2009.  At AllianceBernstein, there was a $31 million increase in incentive compensation primarily due to higher cash compensation.  Commission expense for 2010 increased by $5 million primarily due to higher retail sales volume.  These increases were partially offset by the $12 million decrease for 2010 in base compensation, fringe benefits and other employment costs at AllianceBernstein primarily due to lower severance and salaries offset by higher recruitment.

The distribution related payments increased $53 million to $287 million in 2010 from $234 million in the prior year primarily as a result of higher average Retail Services assets under management; the payment increase was generally in line with the increase in distribution revenues.

The $106 million increase in other operating costs and expenses to $613 million for 2010 was primarily the result of real estate sub-lease charges. During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in New York in connection with workforce reductions since 2008.  As a result, during 2010, management decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate New York-based employees into two office locations from three.  Therefore, a pre-tax real estate charge of $89.6 million was recorded in third quarter 2010 that reflected the net present value of the difference between the amount of on-going contractual operating lease obligations for this space and the estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.  Based on existing sub-leases, current assumptions of when the remaining space can be sub-leased and current market rental rates, it is estimated that this charge will lower AllianceBernstein occupancy costs on existing real estate by approximately $21 million in 2011 and approximately $23 million in 2012 and subsequent years.  Including a charge taken in the first quarter of 2010, total real estate charges in 2010 were $101.7 million.

7-27

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008 – Investment Management

Revenues.

The Investment Management segment’s pre-tax earnings from continuing operations for 2009 were $526 million, a decrease of $328 million from $854 million in the prior year.

Revenues totaled $2.94 billion in 2009, a decrease of $599 million from $3.54 billion in 2008, primarily due to a $920 million decrease in investment advisory and services fees, $101 million lower distribution revenues and the $37 million lower Bernstein research services partially offset by $490 million higher investment results.

The 2009 decrease in investment advisory and services fees primarily resulted from lower average assets under management in all three distribution channels (Institutional Investments, Retail and Private Client) partially offset by a $17 million increase in performance fees from $13 million in 2008 to $30 million in 2009.

The distribution revenue decrease was also due to lower average mutual fund assets under management.

The Bernstein research revenues decreased $37 million due to a mix shift towards low-touch trading and lower security valuations in Europe where trades are priced in basis points partially offset by higher volumes in the U.S. and Europe, reflecting market share gains, and revenues from new services.

Net investment income (losses) consisted principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized (losses) gains on investments related to deferred compensation plan obligations and other investments.  The $461 million increase in net investment income (losses) to $167 million in 2009 was primarily due to $121 million of realized and unrealized gains on trading account securities related to deferred compensation plan obligations in 2009 as compared to $325 million in losses in 2008 as well as realized and unrealized gains on other investments, partially offset by lower interest earned on investments, reflecting lower interest rates and lower average balances.

Interest expense was $4 million in 2009, a decline of $33 million, reflecting lower balances in customers’ brokerage accounts and lower interest rates.

Prior to 2009, investment gains, net included non-cash gains that resulted from the issuance of AllianceBernstein units to employees in connection with their long-term incentive plans.  Such gains (losses) are now reflected in equity.  The 2009 increase of $29 million principally resulted from gains on sales of investments as compared to losses on sales in 2008, partially offset by the absence of the non-cash gain of $10 million in 2008.

Expenses.

The segment’s total expenses were $2.41 billion in 2009, compared to $2.69 billion in 2008, a decrease of $271 million principally due to the $149 million and $74 million decreases in compensation and benefits and distribution plans payments, respectively.

The decrease in AllianceBernstein employee compensation and benefits in 2009 as compared to 2008 was due to decreases in base compensation and commission expense partially offset by higher incentive compensation.  The $131 million decrease in 2009 in base compensation, fringe benefits and other employment costs was primarily a result of workforce reductions.  Commission expense decreased $111 million in 2009 reflecting lower sales volumes and revenues across all distribution channels.  Incentive compensation increased $86 million in 2009 due to higher deferred compensation expense resulting from mark-to-mark gains on related investments, partially offset by lower cash incentive payments.

7-28

The distribution plan payment decrease of $66 million to $208 million in 2009 resulted from lower average Retail Services assets under management.

A decrease of $12 million in other operating costs and expenses was primarily a result of lower travel and entertainment expenses in 2009.

FEES AND ASSETS UNDER MANAGEMENT

Breakdowns of fees and assets under management follow:

Fees and Assets Under Management

	At or For the Years Ended December 31
	2010	2009		2008
	(In Millions)

FEES
Third party	$1,981	$1,855		$2,737
General Account and other	39	37		39
Insurance Group Separate Accounts	32	28		64
Total Fees	$2,052	$1,920		$2,840

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$417,583	$427,028	(3)
General Account and other	36,152	33,909
Insurance Group Separate Accounts	24,284	25,746
Total AllianceBernstein	478,019	486,683

Insurance Group
General Account and other(2)	27,484	25,282
Insurance Group Separate Accounts	69,824	60,406
Total Insurance Group	97,308	85,688

Total by Account:
Third party(1)	417,583	427,028
General Account and other(2)	63,636	59,191
Insurance Group Separate Accounts	94,108	86,152
Total Assets Under Management	$575,327	$572,371

(1)
Includes $45.83 billion, $40.02 billion and $44.37 billion of assets managed on behalf of AXA affiliates at December 31, 2010, 2009 and 2008, respectively.  Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of AXA Financial not managed by AllianceBernstein, principally policy loans, totaling approximately $22.10 billion, $19.83 billion and $22.91 billion at December 31, 2010, 2009 and 2008, respectively, and mortgages and equity real estate totaling $5.39 billion, $5.46 billion and $5.71 billion at December 31, 2010, 2009 and 2008, respectively.

(3)
Previously reported third-party AUM in 2009 was adjusted by removing the assets of an affiliated account for which AllianceBernstein serves in an advisory capacity and does not have discretionary trading authority.

Fees for assets under management increased 6.9% from 2009 to 2010 and decreased 32.4% from 2008 to 2009 in line with the change in average assets under management for third parties and the Separate Accounts.

7-29

Total assets under management increased $2.96 billion, primarily due to higher General Account and other and Insurance Group Separate Accounts assets under management partially offset by lower Third-Party AUM.  General Account and other assets under management increased $4.45 billion from 2009 primarily due to market appreciation and net inflows.  The $7.96 billion increase in Insurance Group Separate Account assets under management at December 31, 2010 as compared to December 31, 2009 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at December 31, 2010 totaled $478.0 billion as compared to $486.7 billion at December 31, 2009 as market appreciation of $39.5 billion was more than offset by net outflows of $56.2 billion.  The gross inflows of $19.2 billion, $33.2 billion and $7.6 billion in Institutional Investment, Retail and Private Client channels, respectively, partially offset the outflows of $66.1 billion, $40.6 billion and $9.5 billion, respectively.  At December 31, 2010, non-US clients accounted for 35% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  Since fourth quarter 2009, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows. There was a $26.9 billion decrease in Value Equity to $144.3 billion at December 31, 2010 as the $13.0 billion of market appreciation and $11.0 billion of new investments were more than offset by the $50.9 billion of net long-term outflows.  Growth Equity assets under management totaled $74.3 billion, $19.8 billion lower than its December 31, 2009 balance due to $33.5 billion in net outflows that were partially offset by $8.1 billion in market appreciation and $5.6 billion of new investments.  Assets under management in Fixed Income products increased $21.9 billion to $206.2 billion between December 31, 2009 and December 31, 2010 as $39.3 billion in new investments and $12.9 billion in market appreciation were partially offset by $30.3 billion in net outflows.  The $16.1 billion increase in Other assets under management to $53.2 billion resulted from $8.0 billion in acquisition AUM, $5.5 billion in market appreciation and $4.6 billion in new investments being partially offset by $2.0 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity and Other services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management totaled $474.6 billion for the year ended December 31, 2010 as compared to $446.3 billion for the prior year’s comparable period.  The respective increases for the Institutional, Retail and Private Client channels were $4.5 billion, $17.7 billion and $6.1 billion while the average AUM increases for the Fixed Income and Other categories were $28.1 billion and $12.1 billion, offset by deceases of $7.1 billion and $4.8 billion, respectively, in the Value Equity and Growth Equity services.

7-30

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

General Account Investment Assets
December 31, 2010

Balance Sheet Captions:	Balance Sheet Total(3)	Other(1)	Holding Company Group(2)	GAIA(4)
	(In Millions)

Fixed maturities, available-for-sale, at fair value	$41,798	$(382)	$1	$42,179
Mortgage loans on real estate	4,826	(383)	-	5,209
Equity real estate, held for the production of income	540	(1)	400	141
Policy loans	4,930	(152)	-	5,082
Other equity investments	1,727	243	-	1,484
Trading securities	2,990	488	-	2,502
Other invested assets	1,863	1,855	-	8
Total investments	58,674	1,668	401	56,605
Cash and cash equivalents	4,436	872	219	3,345
Short-term and long-term debt	(1,454)	1,300	(918)	(1,836)
Total	$61,656	$3,840	$(298)	$58,114

(1)
Assets listed in the “Other” category principally consist of assets held in portfolios other than the Holding Company Group and the General Account which are not managed as part of GAIA, related accrued income or expense, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses).  The “Other” category is deducted in arriving at GAIA.

(2)
The “Holding Company Group” category includes that group’s assets, which are not managed as part of General Account Investment Assets.  The “Holding Company Group” category is deducted in arriving at General Account Investment Assets.  At December 31, 2010, the principal investment of the Holding Company Group is a real estate property purchased from AXA Equitable in June 2009 with a carrying value of $401 million.

(3)	Includes Insurance Group loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(4)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

7-31

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2010		2009		2008
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	5.20%	$1,985	5.44%	$2,033	6.32%	$2,235
Ending assets(2)		38,685		38,961		37,672
Below investment grade
Income	6.91%	222	6.87%	190	7.86%	77
Ending assets(2)		3,494		2,898		1,306
Mortgages:
Income (loss)	6.89%	352	6.75%	348	7.12%	356
Ending assets(3)		5,209		5,328		5,145
Equity Real Estate:
Income (loss)	20.30%	20	23.81%	42	22.66%	65
Ending assets(4)		141		99		539
Other Equity Investments:
Income (loss)	11.94%	161	(7.66)%	(108)	(6.13)%	(105)
Ending assets(5)		1,484		1,400		1,553
Policy Loans:
Income	6.44%	319	6.50%	324	6.43%	325
Ending assets(6)		5,082		5,131		5,206
Cash and Short-term Investments:
Income	.23%	8	.52%	24	2.33%	73
Ending assets(7)		3,345		2,260		8,035
Trading Securities:
Income	3.43%	68	2.72%	14	-	-
Ending assets(8)		2,502		1,448		-
Other Invested Assets:
Income	34.86%	4	-	(108)	-	(12)
Ending assets(9)		8		6		104

Total Invested Assets:
Income	5.41%	3,139	5.17%	2,759	5.64%	3,014
Ending Assets		59,950		57,531		59,560

Debt and Other:
Interest expense and other	6.99%	(107)	7.09%	(106)	2.35%	(41)
Ending assets (liabilities) (10)		(1,836)		(1,536)		(2,635)

Total:
Investment income	5.34%	3,032	4.78%	2,653	5.96%	2,973
Less: investment fees	(.12)%	(62)	(.11)%	(59)	(.12)%	(59)
Investment Income, Net	5.22%	$2,970	4.67%	$2,594	5.84%	$2,914
Ending Net Assets		$58,114		$55,995		$56,925

(1)
Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current period’s income and fees.

7-32

(2)
Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $(0) million, $(0) million and $(0) million, and include accrued income of $493 million, $486 million and $472 million, amounts due from securities sales of $1 million, $0 million and $0 million and other assets of $2 million, $2 million and $2 million at December 31, 2010, 2009 and 2008, respectively.

(3)
Mortgage investment assets include accrued income of $38 million, $38 million and $40 million and are adjusted for related escrow and other liability balances of $(50) million, $(47) million and $(71) million at December 31, 2010, 2009 and 2008 respectively.

(4)
Equity real estate carrying values included accrued income of $2 million, $2 million and $12 million and were adjusted for related liability balances of $(1) million, $(2) million and $(6) million at December 31, 2010, 2009 and 2008 respectively.

(5)	Other equity investment assets included accrued income and pending trade settlements of $0 million, $9 million and $9 million at December 31, 2010, 2009, and 2008 respectively.
(6)	Policy loan asset values include accrued income of $154 million, $159 million and $163 million at December 31, 2010, 2009 and 2008 respectively.
(7)
Cash and short-term investment assets include net payables/receivables from collateral movements of $(252) million, $199 million and $(1,104) million and were adjusted for unsettled trades, cash in transit and accrued income of $(1) million, $1 million and $0 million at December 31, 2010, 2009 and 2008 respectively.

(8)	Trading securities include ending accrued income of $17 million, $4 million and $0 million at December 31, 2010, 2009 and 2008 respectively.
(9)	Other invested assets includes General Account interest rate floors and other miscellaneous assets.
(10)	Debt and other includes accrued expenses of $(9) million, $(9) million and $(8) million at December 31, 2010, 2009 and 2008 respectively.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations.  At December 31, 2010, 76% of the fixed maturity portfolio was publicly traded.  At December 31, 2010, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.81 billion.  The General Account had an $8 million exposure to the sovereign debt of Greece, Portugal, Italy or the Republic of Ireland.  The total exposure to Eurozone sovereign debt was $13 million at December 31, 2010.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

7-33

Fixed Maturities by Industry (1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At December 31, 2010:
Corporate securities:(2)
Finance	$8,605	$380	$40	$8,945
Manufacturing	7,524	566	38	8,052
Utilities	4,582	312	23	4,871
Services	4,032	299	12	4,319
Energy	1,814	152	1	1,965
Retail and wholesale	1,514	106	9	1,611
Transportation	1,026	79	9	1,096
Other	59	4	-	63
Total corporate securities	29,156	1,898	132	30,922
U.S. government	5,179	50	109	5,120
Commercial mortgage-backed	1,807	5	487	1,325
Residential mortgage-backed(3)	2,195	93	1	2,287
Preferred stock	1,704	24	95	1,633
State & municipal	586	11	20	577
Foreign government	581	65	2	644
Asset-backed securities	475	15	12	478
Total	$41,683	$2,161	$858	$42,986

At December 31, 2009:
Corporate securities:(2)
Finance	$9,014	$229	$169	$9,074
Manufacturing	6,968	386	53	7,301
Utilities	4,533	218	33	4,718
Services	4,277	252	13	4,516
Energy	2,013	143	2	2,154
Retail and wholesale	1,280	66	10	1,336
Transportation	755	51	12	794
Other	183	7	-	190
Total corporate securities	29,023	1,352	292	30,083
U.S. government	4,209	25	282	3,952
Commercial mortgage-backed	2,439	2	659	1,782
Residential mortgage-backed(3)	2,456	60	-	2,516
Preferred stock	2,146	9	310	1,845
State & municipal	467	7	19	455
Foreign government	326	34	-	360
Asset-backed securities	305	11	23	293
Total	$41,371	$1,500	$1,585	$41,286

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Reflects $1.09 billion of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

7-34

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $2.55 billion, or 6%, of the total fixed maturities at December 31, 2010 and $2.7 billion, or 6.5%, of the total fixed maturities at December 31, 2009.  Gross unrealized losses on public and private fixed maturities declined from $1.59 billion in 2009 to $858 million in 2010. Below investment grade fixed maturities represented 48% and 38.9% of the gross unrealized losses at December 31, 2010 and 2009, respectively. The increase in below investment grade fixed maturity securities is due to credit migration on existing securities, rather than new originations or purchases.  For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in 2010 than in the prior year.

Public Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At December 31, 2010
1	Aaa, Aa, A	$21,017	$1,102	$215	$21,904
2	Baa	9,133	560	80	9,613
	Investment grade	30,150	1,662	295	31,517

3	Ba	947	15	43	919
4	B	244	-	32	212
5	C and lower	79	-	21	58
6	In or near default	95	5	28	72
	Below investment grade	1,365	20	124	1,261
Total Public Fixed Maturities		$31,515	$1,682	$419	$32,778

At December 31, 2009
1	Aaa, Aa, A	$20,774	$763	$488	$21,049
2	Baa	9,644	428	227	9,845
	Investment grade	30,418	1,191	715	30,894

3	Ba	1,168	8	130	1,046
4	B	271	-	56	215
5	C and lower	16	-	6	10
6	In or near default	37	3	-	40
	Below investment grade	1,492	11	192	1,311
Total Public Fixed Maturities		$31,910	$1,202	$907	$32,205

(1)	At December 31, 2010 and 2009 no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-35

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation (1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At December 31, 2010
1	Aaa, Aa, A	$5,167	$225	$126	$5,266
2	Baa	3,817	236	22	4,031
	Investment grade	8,984	461	148	9,297

3	Ba	456	10	45	421
4	B	230	-	49	181
5	C and lower	157	1	67	91
6	In or near default	341	7	130	218
	Below investment grade	1,184	18	291	911
Total Private Fixed Maturities		$10,168	$479	$439	$10,208

At December 31, 2009
1	Aaa, Aa, A	$4,279	$138	$72	$4,345
2	Baa	3,977	143	182	3,938
	Investment grade	8,256	281	254	8,283

3	Ba	642	6	158	490
4	B	451	6	210	247
5	C and lower	87	1	55	33
6	In or near default	25	4	1	28
	Below investment grade	1,205	17	424	798
Total Private Fixed Maturities		$9,461	$298	$678	$9,081

(1)
Includes, as of December 31, 2010 and 2009 respectively, 14 securities with amortized cost of $243 million (fair value, $237 million) and 15 securities with amortized cost of $148 million (fair value, $154 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-36

Corporate Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At December 31, 2010
1	Aaa, Aa, A	$15,931		$1,093	$54	$16,970
2	Baa	12,207		776	53	12,930
	Investment grade	28,138		1,869	107	29,900

3	Ba	819		21	15	825
4	B	156		-	8	148
5	C and lower	34		-	2	32
6	In or near default	9		8	-	17
	Below investment grade	1,018		29	25	1,022
Total Corporate Fixed Maturities		$29,156		$1,898	$132	$30,922

At December 31, 2009
1	Aaa, Aa, A	$15,736	(1)	$764	$63	$16,437
2	Baa	11,946		563	134	12,375
	Investment grade	27,682		1,327	197	28,812

3	Ba	1,138		12	76	1,074
4	B	166		6	17	155
5	C and lower	8		-	1	7
6	In or near default	29		7	1	35
	Below investment grade	1,341		25	95	1,271
Total Corporate Fixed Maturities		$29,023		$1,352	$292	$30,083

(1)	Reflects $1.10 billion of amortized cost FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Government in 2010.

Asset-backed Securities

At December 31, 2010, the amortized cost and fair value of asset backed securities held were $475 million and $478 million, respectively; at December 31, 2009, those amounts were $305 million and $293 million, respectively.  At December 31, 2010, the amortized cost and fair value of asset backed securities collateralized by sub prime mortgages were $59 million and $54 million, respectively.  At that same date, the amortized cost and fair value of asset backed securities collateralized by non sub prime mortgages were $70 million and $71 million, respectively.

7-37

Commercial Mortgage-backed Securities

In recent years, weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital, led to a very difficult refinancing environment and an increase in overall delinquency rates on commercial mortgages in the commercial mortgage-backed securities market.

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities
December 31, 2010

	Moody’s Agency Rating
Vintage	Aaa	Aa	A	Baa	Ba and Below	Total December 31, 2010	Total December 31, 2009
			(In Millions)
At amortized cost:
2004	$4	$21	$54	$147	$133	$359	$595
2005	18	112	166	156	333	785	822
2006	-	-	-	13	422	435	576
2007	-	-	3	-	225	228	447
Total CMBS	$22	$133	$223	$316	$1,113	$1,807	$2,440

At fair value:
2004	$4	$22	$52	$140	$112	$330	$554
2005	17	110	145	135	224	631	682
2006	-	-	-	9	247	256	327
2007	-	-	2	-	106	108	219
Total CMBS	$21	$132	$199	$284	$689	$1,325	$1,782

Mortgages

Investment Mix

At December 31, 2010 and 2009, respectively, approximately 9.3% and 9.5%, respectively, of GAIA were in commercial and agricultural mortgage loans.  The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2010	December 31, 2009
	(In Millions)

Commercial mortgage loans	$3,804	$3,816
Agricultural mortgage loans	1,466	1,540

Total Mortgage Loans	$5,270	$5,356

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality.  The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

7-38

Mortgage Loans by Region and Property Type

	December 31, 2010		December 31, 2009
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$1,478	28.1%	$1,419	26.5%
South Atlantic	750	14.2	734	13.7
Middle Atlantic	1,090	20.7	1,186	22.2
East North Central	687	13.0	686	12.8
West South Central	325	6.2	340	6.3
Mountain	450	8.5	468	8.7
New England	59	1.1	63	1.2
West North Central	362	6.9	392	7.3
East South Central	69	1.3	68	1.3

Total Mortgage Loans	$5,270	100.0%	$5,356	100.0%

By Property Type:
Industrial buildings	$482	9.1%	$519	9.7%
Retail stores	488	9.3	505	9.4
Office buildings	1,585	30.1	1,661	31.0
Apartment complexes	929	17.6	796	14.9
Other	53	1.0	55	1.0
Hospitality	267	5.1	280	5.2
Agricultural properties	1,466	27.8	1,540	28.8

Total Mortgage Loans	$5,270	100.0%	$5,356	100.0%

At December 31, 2010, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 76% while the agricultural mortgage loans weighted average loan-to-value ratio was 44%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and
Debt Service Coverage Ratios
December 31, 2010

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$242	$82	$183	$328	$201	$75	$1,111
50% - 70%	191	156	364	823	192	49	1,775
70% - 90%	194	62	478	516	128	55	1,433
90% plus	10	-	172	66	553	150	951
Total Commercial and Agricultural Mortgage Loans	$637	$300	$1,197	$1,733	$1,074	$329	$5,270

(1)	The debt service coverage ratio is calculated using actual results from property operations.

7-39

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at of December 31, 2010.

Mortgage Loans by Year of Origination

	December 31, 2010
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2010	$399	7.6%
2009	571	10.8
2008	367	7.0
2007	1,068	20.3
2006	793	15.0
2005 and prior	2,072	39.3

Total Mortgage Loans	$5,270	100.0%

At December 31, 2010 and 2009, respectively, $6 million and $7 million of mortgage loans were classified as problem loans while $280 million and $154 million were classified as potential problem loans.  There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves.  The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated.  There were no valuation allowances for agricultural mortgages at December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
	(In Millions)

Balances, beginning of year	$18	$-
Additions charged to income	33	19
Deductions for writedowns and asset dispositions	(2)	(1)

Balances, End of Year	$49	$18

7-40

Other Equity Investments

At December 31, 2010, private equity partnerships, hedge funds and real-estate related partnerships were 96.5% of total other equity investments.  These interests, which represent 2.6% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year.  The portfolio is actively managed to control risk and generate investment returns over the long term.  As demonstrated by the negative mark to market investment income returns in 2009 followed by positive returns in 2010, returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	December 31, 2010	December 31, 2009
	(In Millions)

Common stock	$54	$72
Joint ventures and limited partnerships:
Private equity	1,093	968
Hedge funds	246	260
Real estate related	91	91

Total Other Equity Investments	$1,484	$1,391

Trading Securities

At December 31, 2010 and 2009, respectively, the Insurance Group’s trading account securities included U.S. Treasury securities pledged under repurchase agreements with amortized costs of $2.59 billion and $1.49 billion and fair values of $2.48 billion and $1.44 billion.  The repurchase agreements are accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.

Repurchase Agreements

The Insurance Group uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  During 2010 and 2009, respectively, the Insurance Group’s maximum outstanding repurchase agreements were $2.80 billion and $3.76 billion, respectively.  There are no repurchase agreements that are treated as sales.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions, in addition to repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  The Insurance Group does not currently use credit default swaps.  For both GMDB and GMIB, the Insurance Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  The Insurance Group also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  The Insurance Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance Group.

7-41

The GWBL feature and reinsurance contracts covering GMIB exposure are both considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under the U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  During 2010, an anticipatory hedge program was in place to protect against declining interest rates with respect to a part of its projected variable annuity sales.  During 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.  Beginning in fourth quarter 2010, the Insurance Group purchased  swaptions to reduce the risk associated with minimum crediting rate guarantees on General Account interest-sensitive contracts.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Insurance Group currently uses interest rate floors and swaptions to reduce the risk associated with minimum crediting rate guarantees on these General Account interest-sensitive contracts.

7-42

The table below presents quantitative disclosures about the Insurance Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
December 31, 2010

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported in Net Earnings (Loss)
	(In Millions)
Freestanding derivatives
Equity contracts(1):
Futures	$8,903	$-	$-	$(1,850)
Swaps	1,669	-	49	(143)
Options	1,070	5	1	(49)

Interest rate contracts(1):
Floors	9,000	326		157
Swaps	12,048	388	365	909
Futures	14,859			567
Swaptions	11,150	306		(89)

Net investment income				(498)

Embedded derivatives:
GMIB reinsurance contracts(2)		1,223	-	243

GWBL features(3)		-	38	17

Balances, December 31, 2010	$58,699	$2,248	$453	$(238)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

Realized Investment Gains (Losses)

Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains (losses) are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

7-43

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	2010	2009	2008
	(In Millions)

Fixed maturities	$(320)	$(104)	$(495)
Other equity investments	10	1	(3)
Derivatives	-	-	-
Other	(36)	(18)	16
Total	$(346)	$(121)	$(482)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities
Realized Investment Gains (Losses), Net

	2010	2009	2008
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$135	$279	$17
Other	-	1	-
Total gross realized investment gains	135	280	17
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(407)	(278)	(415)
Gross losses on sales and maturities	(48)	(92)	(96)
Credit related losses on sales	-	-	-
Other	-	(14)	(1)
Total gross realized investment losses	(455)	(384)	(512)
Total	$(320)	$(104)	$(495)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	2010 (1)	2009	2008
	(In Millions)

Fixed maturities:
Public fixed maturities	$(24)	$(215)	$(300)
Private fixed maturities	(383)	(63)	(115)
Total fixed maturities securities	(407)	(278)	(415)
Equity securities	-	-	(2)
Other invested assets	-	-	-
Total	$(407)	$(278)	$(417)

(1)
For 2010, 2009 and 2008, respectively, excludes $23 million, $6 million and $0 million of other-than-temporary impairments recorded in Other Comprehensive Income (Loss), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At December 31, 2010 and 2009, respectively, the $(407) million and $(278) million in other-than-temporary impairments on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer.  In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.  The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

7-44

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity management is focused around a centralized funds management process.  This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity.  Funds are managed through a banking system designed to reduce float and maximize funds availability.  The derivative transactions used to hedge the Insurance Group’s variable annuity products are integrated into AXA Financial’s overall liquidity process; forecast of potential payments and collateral calls during the life of and at the settlement of each derivative transaction are included in the cash flow forecast.  Information regarding liquidity needs and availability is reported by various departments and investment managers.  The information is used to produce forecasts of available funds and cash flow.  Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.

In addition to gathering and analyzing information on funding needs, AXA Financial Group has a centralized process for both investing short-term cash and borrowing funds to meet cash needs.  In general, the short-term investment positions have a maturity profile of 1-7 days with considerable flexibility as to availability.

7-45

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

General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$5,611	25.8%	$5,004	23.9%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	960	4.4	1,020	4.9
At contract value, less surrender charge of 5% or more	1,523	7.0	2,057	9.8
Subtotal	2,483	11.4	3,077	14.7

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	13,648	62.8	12,852	61.4

Total Annuity Reserves And Deposit Liabilities	$21,742	100.0%	$20,933	100.0%

Analysis of Statement of Cash Flows

Years Ended December 31, 2010 and 2009

Cash and cash equivalents of $4.44 billion at December 31, 2010 increased $1.40 billion from $3.04 billion at December 31, 2009.

Net cash provided by operating activities was $341 million in 2010 as compared to the $270 million in 2009. Cash flows from operating activities include such sources as premiums, policy fees from insurance and annuity products, investment management and advisory fees and investment income offset by such uses as  life insurance benefit payments,  policyholder dividends, compensation and benefit plan payments, other cash expenditures and tax payments.

Net cash used in investing activities was $2.54 billion, $7.36 billion lower than the $9.90 billion in 2009.  The change was principally due to lower positive cash outflows related to derivatives of $1.25 billion as compared to $4.90 billion in 2009.  There were net purchases of $1.72 billion in 2010 as compared to $3.57 billion in 2009.  The $500 million decrease in loans to affiliates in 2010 was due to the repayment of its 2009 $500 million additional borrowing by AXA .  There was an additional $12 million increase in loans to affiliates in 2009 that was repaid in 2010.

7-46

Cash flows provided by financing activities increased $992 million from $2.60 billion in 2009 to $3.60 billion in 2010.  The impact of the net deposits to policyholders’ account balances was $2.55 billion and $1.12 billion in 2010 and 2009, respectively.  There were two transactions in 2009 that contributed $1.30 billion of cash: the $600 million sale of AllianceBernstein Units and $700 million in proceeds from additional borrowings from affiliates.  In 2010, AXF repaid $780 million of its third-party debt and had $570 million of commercial paper outstanding at year-end.  Additional AllianceBernstein Holding units were purchased for $235 million in 2010.

Years Ended December 31, 2009 and 2008

Cash and cash equivalents of $3.04 billion at December 31, 2009 decreased $7.02 billion from $10.06 billion at December 31, 2008.

Net cash provided by operating activities was $270 million in 2009 as compared to the $23 million in 2008. Cash flows from operating activities in the cash flow statement primarily include net income (loss) adjusted for (i) non-cash items included in net income, including depreciation and amortization, deferred taxes, and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Net cash used in investing activities was $9.90 billion in 2009 as compared to the $3.21 billion cash provided in 2008.  The change was principally due to cash outflows related to derivatives of $4.90 billion as compared to cash inflows of $5.02 billion in 2008.  There were net purchases of $4.57 billion in 2009 as compared to $1.35 billion in 2008.

Cash flows provided by financing activities decreased $2.17 billion from $4.77 billion in 2008 to $2.60 billion in 2009.  The impact of the net deposits to policyholders’ account balances was $1.12 billion and $1.61 billion in 2009 and 20089, respectively.  There were two transactions in 2009 that contributed $1.30 billion of cash: the $600.0 million sale of AllianceBernstein Units and $700 million in proceeds from additional borrowings from affiliates. There was $3.19 billion in proceeds from additional borrowings in 2008.  In 2008, AXF repaid $250 million of its third-party debt.

AXA Financial

Liquidity Requirements.  AXA Financial’s cash requirements include debt service, operating expenses, taxes, certain employee benefits and the provision of funding to various subsidiaries to meet their capital requirements.  Pre-tax debt service totaled $321 million and $266 million in 2010 and 2009, respectively, while general and administrative expenses were $12 million and $19 million, respectively.  Due to AXA Financial’s assumption of primary liability from AXA Equitable for all current and future obligations of certain of its benefit plans, in 2010 and 2009, respectively, AXA Financial paid $79 million and $103 million in benefits, all of which was reimbursed by subsidiaries of AXA Financial.

AXA Financial’s liquidity needs in 2011 and subsequent years will be impacted by, among other things, interest payments on borrowings from AXA and its affiliates and/or from third parties.  Interest requirements for related party debt increased more than $300 million in 2010 due in part to the replacement of much of its short-term borrowings from affiliates with new long-term Senior Notes with an AXA affiliate that is described below.  In 2008, AXA Financial made $3.07 billion of investments in and/or loans to subsidiaries and there may be additional loans/investments in 2011 depending on capital market conditions.

Management from time to time explores selective acquisition opportunities in financial advisory, insurance and investment management businesses.

AXA Financial paid no cash dividends in 2010 and 2009.

7-47

Sources of Liquidity.  At December 31, 2010 and 2009, respectively, AXA Financial held cash and short-term investments and U.S. Treasury securities of approximately $74 million and $204 million as well as investment grade publicly traded bonds totaling $0 million and $2 million.  Sources of liquidity for AXA Financial include (i) borrowings from AXA and/or AXA affiliates, (ii) borrowings from third parties, including under AXA Financial’s bank credit facilities and commercial paper program, (iii) dividends, principally from AXA Equitable and MONY Life, as well as interest income from AXA Equitable’s surplus notes and (iv) interest, dividends, distributions and/or sales proceeds on investments and other assets.  Insurance subsidiaries may be restricted by operation of applicable insurance laws (particularly New York Insurance law in the case of AXA Equitable and MONY Life) from making dividend payments or their own need for funds.

In the past, AXA Financial has funded its liquidity needs primarily from dividends and distributions from its subsidiaries; however, such sources are unlikely to provide significant amounts of liquidity in 2011.  AXA Financial will primarily be relying on borrowings from AXA or its affiliates and other sources of liquidity, including interest payments on the surplus notes purchased from AXA Equitable (payment of which is not assured as the payment is subject to regulatory approval by the NYID), borrowings from third-parties, including under AXA Financial’s credit facilities and commercial paper program, and interest, dividends, distributions and/or sales proceeds from less liquid investments and other assets.  While AXA and/or its affiliates historically have provided funding to AXA Financial, neither AXA nor any affiliate has any obligation to provide AXA Financial with additional liquidity and capital.  For additional information, see “Item 1A – Risk Factors”.

In fourth quarter 2010, AXF received cash dividends of $300 million and $70 million from AXA Equitable and MONY Life, respectively; AXA Financial received no dividends from its insurance subsidiaries in 2009.

Existing Credit Facilities and Commercial Paper Programs

2010 - AXA and certain of its subsidiaries, including AXA Financial, have a €3.50 billion global revolving credit facility and a $1.00 billion letter of credit facility, which matures on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960 million available to AXA Bermuda.  At December 31, 2010, no borrowings were outstanding.

On June 29, 2010, AXA and AXA Financial entered into a credit agreement with Citibank International PLC, Citibank N.A (“Citibank”).  The credit agreement calls for a $300 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $300 million is available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.  On December 23, 2010, AXA and AXA Financial entered into a second agreement with Citibank which calls for a $250 million multicurrency revolving credit facility, all of which is available to AXA Financial for general corporate purposes until its maturity on December 23, 2015.  At December 31, 2010, no borrowings were outstanding.

On September 17, 2010, AXA and AXA Financial entered into a credit agreement with J. P. Morgan Europe Limited.  The credit agreement calls for a $250 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $250 million is available to AXA Financial for general corporate purposes until its maturity on September 17, 2014.  At December 31, 2010, no borrowings were outstanding.

2009 - On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate not to exceed $1.50 billion outstanding at any time.  At December 31, 2010, $570 million was outstanding.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €1.40 billion (or its equivalent in optional currencies).  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014.  At December 31, 2010, no borrowing were outstanding.

7-48

Debt, Debt Covenants, Compliance and the Absence of Material Adverse Changes

In 2010, AXA Financial repaid the $780 million balance of its Senior Notes; the remaining long-term debt outstanding at December 31, 2010 included a $109 million mortgage note, due in 2019, and its $348 million Senior Debentures, due in 2028.  The mortgage note represents a reclassification of loans from affiliates that resulted from the 2010 sale of certain operations of AXA UK PLC.  The residual $151 million of the original $260 million mortgage notes continues to be reported in Loans from affiliates in the consolidated balance sheet.  AXA Financial’s long-term debt has covenants regarding change of ownership and certain ratios.  There are no material adverse change (“MAC”) clauses in any of AXA Financial’s debt.  MAC clauses are specific covenants regarding material financial changes or rating changes that could result in a cancellation of the agreement or default.  At December 31, 2010, AXA Financial Group was not in breach of any long-term debt covenants.

Securities Lending Program

AXA Financial Group does not have an active securities lending program.

2010 Borrowings and Loans.  On March 30, 2010, AXA Financial issued subordinated notes to an affiliate, AXA Life Insurance Company, LTD, in the amount of $770.0 million that mature on March 30, 2020 and have an interest rate of LIBOR plus 1.20%.  The proceeds were used to redeem $770.0 million of affiliate notes issued in July 2004 whose proceeds had been used to fund the MONY Acquisition.  The $510 million subordinated note to AXA that matures in 2019 remains outstanding at December 31, 2010.  At December 31, 2010, the floating interest rate in effect on the $510 million and $770 million notes were 1.93% and 1.66% respectively.

2009 Borrowings and Loans. On December 16, 2009, AXA Financial issued Senior Notes denominated in British pounds sterling to an AXA affiliate in the amount of £2.3 billion or $3.90 billion.  The notes were issued in five tranches of $1.13 billion, $772 million, $772 million, $759 million and $446 million.  The proceeds from these borrowings were used to retire $3.7 billion in existing short- and long-term borrowings (details below) with the remaining $200 million held by AXA Financial for future debt service.  The Notes have a maturity date of December 16, 2019 and a fixed interest rate of 6.4%, paid annually on December 16.  Concurrently, AXA Financial entered into a currency swap with AXA, covering the exchange rate on both the interest and principal payments related to these Notes until December 16, 2019.  Annual debt service on these Senior Notes approximates $250 million.

The proceeds from the Senior Notes issued to the AXA affiliate were used to pay off the following borrowings:

•
A $440 floating rate short-term note initially issued to AXA on June 16, 2009.  The proceeds from this note were contributed to a newly formed non-insurance subsidiary to support the purchase of investment real estate from AXA Equitable.

•
A $250 million short-term note to AXA originally issued on March 31, 2008 with an interest rate of three month LIBOR plus 25 basis points.  The funds were used to pay the $250 million of third-party debt that matured on April 1, 2008.

•
A $500 million fixed rate note issued to AXA on November 24, 2008.  AXA Financial used the proceeds to purchase a $500 million surplus note from AXA Equitable scheduled to mature on December 1, 2018 bearing interest at the rate of 7.1% per annum.

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

Other 2008 Borrowings and Loans.  On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5 million at an interest rate of 6.25%.  Under the terms of the Master Note, which matures on May 16, 2023, outstanding balances may be prepaid in part or in whole at the option of AXA Tech America.  On June 27 and October 11, 2008, respectively, AXA Financial loaned $1 million and $3 million to AXA Tech America for a total of $4 million outstanding at December 31, 2008 under the Master Note while another $2 million was borrowed in February 2009.  On April 1, 2009, the entire Master Note balance was repaid.  Interest income in 2009 totaled approximately $68.5 thousand while cash received was approximately $95.8 thousand.

7-49

Alliance Bernstein Related Transactions.  In connection with AllianceBernstein’s acquisition of Bernstein in 2000, AXA Financial agreed to provide liquidity to the former Bernstein shareholders.  Through December 31, 2008, AXA Financial Group had acquired 32.7 million AllianceBernstein Units under the AB Put for an aggregate market price of $1.63 billion, and recorded $734 million and $252 million of additional Goodwill and other intangible assets, respectively.  On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, minority interest subject to redemption rights totaling $135 million were reclassified as noncontrolling interests in first quarter 2009.

On March 30, 2009, AXA Financial Group sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  Proceeds received on this transaction totaled $600 million.  AXA Financial Group’s book value of these units on the date of the sale was $1,553 million.  As a result of the sale, AXA Financial Group recorded a charge to Capital in excess of par value of $619 million (net of a deferred tax benefit of $334 million).  AXA Financial Group’s economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in AXA Financial’s consolidated financial statements.

In 2009, AllianceBernstein awarded 9.8 million restricted Holding units in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  The restricted Holding units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.  As a result, AXA Financial Group’s economic ownership of AllianceBernstein decreased to 44.8%.  In 2009, as a result of the issuance of these restricted Holding units, AXA Financial Group’s Capital in excess of par value decreased by $93 million, net of applicable taxes with a corresponding increase in noncontrolling interests of $93 million.

In 2010, AllianceBernstein purchased 7.4 million Holding units in open-market transactions for $195 million and 1.4 million units for $31 million related to employee tax withholding purchases.  During 2010, AllianceBernstein granted 13.1 million restricted Holding units to employees.  To fund these awards, AB Holding issued 3.2 million Holding units and AllianceBernstein released 9.9 million of the repurchased Holding units from the consolidated rabbi trust, leaving approximately 30,000 unallocated Holding units in the trust at December 31, 2010.  The 2010 purchases and issuance of Holding units resulted in a $23 million decrease in Capital in excess of par value with a corresponding increase in Noncontrolling interest as reported in the consolidated balance sheets.  AllianceBernstein intends to continue to make open-market purchases of Holding units from time to time to help fund anticipated obligations under its incentive compensation award programs.

At December 31, 2010 and 2009, AXA Financial Group’s beneficial ownership in AllianceBernstein was approximately 44.3% and 44.8%, respectively.  At December 31, 2010 and 2009, respectively, AXA and its subsidiaries’ beneficial ownership in AllianceBernstein (including AXA Financial Group’s interest) was approximately 61.4% and 62.1%.

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

The Insurance Group’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder-directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Financial Advisory/Insurance,” as well as by debt service requirements, cash settlements related to the various hedging programs and dividends to its shareholders.   In 2010, AXA Equitable and MONY Life paid cash dividends of $300 million and $70 million, respectively.  AXA Equitable paid no shareholder dividends in 2009 or 2008.  In 2008, MONY Life paid $95 million in dividends but no dividends in 2009.

7-50

AXA Bermuda - Reinsurance Assumed and Related Hedging Program.  The Insurance Group has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda, a wholly-owned subsidiary of AXA Financial.

AXA Equitable, USFL and MLOA receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($5.46 billion) and/or letters of credit ($2.14 billion).  Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances.  The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact liquidity.

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

The Insurance Group’s primary source of short-term liquidity to support its operations is a pool of liquid, high-quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2010, this asset pool included an aggregate of $3.60 billion in highly liquid short-term investments, as compared to $2.56 billion at December 31, 2009.  In addition, a portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet the Insurance Group’s liquidity needs.  Other liquidity sources include dividends and distributions from AllianceBernstein.  In 2010, the Insurance Group received cash distributions from AllianceBernstein and AllianceBernstein Holding of $222 million as compared to $230 million in 2009.

Borrowings and Loans.  On June 17, 2009, AXA Equitable sold the AXA Equitable Property valued at $1.10 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400.0 million in 8% ten year term mortgage notes on the property.  The $440 million excess of the AXA Equitable Property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable that is eliminated in consolidation.  For segment reporting purposes, the financial position and operating results of the AXA Financial subsidiary are included in the Financial Advisory/Insurance segment.

On February 13, 2009, AXA Bermuda entered into an agreement with AXA that makes available a $500 million revolving credit facility.  On May 6, 2009, the revolving credit facility, which terminates on February 13, 2012, was amended to make a total of $1.00 billion available under the facility.  During second quarter 2009, $900 million was utilized under the facility; the entire amount plus interest of $3 million was repaid during the quarter.  During fourth quarter 2010, AXA Bermuda borrowed $600 million under this facility, of which $300 million was repaid on December 29, leaving $300 million outstanding at December 31, 2010.  This balance was repaid on January 14, 2011.  Interest under this credit facility is a floating rate based on LIBOR plus 200 basis points.

7-51

On September 23, 2008, AXA Equitable repaid its $350 million short-term debt, $102 million of which was included in Wind-up Annuities discontinued operations.  At December 31, 2010, AXA Equitable had no short-term debt outstanding.

Since July 2008, AXA Equitable and MONY Life have been members of the Federal Home Loan Bank of New York (“FHLBNY”) which provides these companies with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life have purchased stock to meet their membership requirement ($13 million for AXA Equitable and $3 million for MONY Life).  The credit facility provided by FHLBNY supplements other liquidity sources and provides a diverse and reliable source of funds.  Any borrowings from the FHLBNY require the purchase of FHLBNY activity-based stock equal to 4.5% of the borrowings.  AXA Equitable’s and MONY Life’s borrowing capacities with FHLBNY are $1.00 billion and $250 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2010, there were no outstanding borrowings from FHLBNY.

In fourth quarter 2008, AXA Equitable issued $1.00 billion in surplus notes to AXA Financial.  The payment of interest and principal on these notes requires the approval of the NYID.  For additional information, see the discussion of AXA Financial’s 2008 Borrowings and Loans earlier in this Liquidity section.

Off Balance Sheet Transactions

At December 31, 2010 and 2009, the Insurance Group was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

Guarantees and Other Commitments

The Insurance Group had approximately $2.21 billion of undrawn letters of credit related to reinsurance as well as $506 million and $179 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2010.  Approximately $2.14 billion of the undrawn letters of credit are held by AXA Bermuda, related to its reinsurance treaties with AXA Equitable, USFL and MLOA.

Statutory Regulation, Capital and Dividends

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2010, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors”.

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

7-52

AXA Equitable, MONY Life and AXA Life are restricted as to the amounts they may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable, MONY Life and AXA Life to pay shareholder dividends not greater than $380 million, $57 million and $6 million, respectively, during 2011.  Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.

For 2010, 2009 and 2008, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $(453) million, $1.86 billion and $(1.14) billion.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.88 billion and $4.68 billion at December 31, 2010 and 2009, respectively.

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

Debt and Credit Facilities

At December 31, 2010 and 2009, AllianceBernstein had $225 million and $249 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.2%, respectively.  The fair value of commercial paper and amounts outstanding under the revolving credit facility are short-term in nature, and as such, recorded value is estimated to approximate fair value.  Average daily borrowings of commercial paper during 2010 and 2009 were $104 million and $147 million, respectively, with weighted average interest rates of approximately 0.2% and 0.5%, respectively.

 On December 9, 2010, AllianceBernstein entered into the committed, unsecured three-year senior revolving AB Credit Facility with a group of commercial banks and other lenders in an original principal amount of $1.00 billion, with SCB LLC as an additional borrower.  For further information on the 2010 AB Credit Facility, see the “AllianceBernstein Related Transactions” discussed earlier in this Liquidity section.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of approximately $125 million while three lines have no stated limit.

AllianceBernstein’s financial condition and access to public and private debt markets should provide adequate liquidity for its general business needs.  Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations.    For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

AllianceBernstein has no off-balance sheet arrangements other than the guarantees that are discussed below.

Guarantees

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations in the ordinary course of business of SCBL.  In the event SCBL is unable to meet its obligations in full when due, AllianceBernstein will pay the obligations within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL.

AllianceBernstein also has three smaller guarantees totaling approximately $12 million, under which it guaranteed certain obligations in the ordinary course of business of three foreign subsidiaries.

7-53

AllianceBernstein has not been required to perform under any of the above agreements and currently has no liability in connection with these agreements.

SUPPLEMENTARY INFORMATION

AXA Financial Group is involved in a number of ventures and transactions with AXA and certain of its affiliates:
•
At December 31, 2010, AXA Equitable and MONY Life had outstanding $650 million and $50 million of 5.40% senior unsecured notes issued by AXA affiliates and AXA Financial held a $41 million note issued by AXA America Holding, Inc. that matures on December 30, 2011 and bears interest of 0.78%.  Additionally, at December 31, 2009, AXA Bermuda held $500 million of commercial paper issued by AXA that matured on January 14, 2010 as well as a $500 million note from AXA scheduled to mature on December 15, 2020 that bears interest at a rate 5.40% per annum.

•
AllianceBernstein provides investment management and related services to AXA, AXA Financial Group and certain of their subsidiaries and affiliates.  AllianceBernstein and AXA Asia Pacific Holdings Limited, an AXA affiliate, own an investment management company and recognized management fees of $37 million, $41 million and $68 million in 2010, 2009 and 2008, respectively, of which approximately $13 million, $14 million and $20 million, respectively, were from AXA affiliates and $4 million, $4 million and $10 million, respectively, were attributed to noncontrolling interest.

•
AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements.  Payments by AXA Financial Group to AXA under such agreements totaled approximately $55 million, $48 million and $45 million in 2010, 2009 and 2008, respectively.  Payments by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $22 million, $18 million and $28 million in 2010, 2009 and 2008, respectively.  Included in the payments by AXA and AXA affiliates to AXA Financial Group were $8 million, $8 million and $13 million from AXA Tech for 2010, 2009 and 2008, respectively.  AXA Financial Group provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $105 million, $107 million and $118 million for 2010, 2009 and 2008, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2010 for information on related party transactions.

7-54

A schedule of future payments under certain of AXA Financial Group’s consolidated contractual obligations follows:

Contractual Obligations – December 31, 2010

		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years
	(In Millions)
Contractual obligations:
Policyholders liabilities -
policyholders’ account
balances, future policy
benefits and other
policyholders liabilities (1)	$113,610	$3,177	$6,329	$6,832	$97,272
Long-term debt	657	-	-	200	457
Interest on long-term debt	595	49	98	97	351
Loans from affiliates	5,594	-	-	-	5,594
Interest on loans from affiliates	3,123	321	690	704	1,408
Operating leases	2,983	225	469	456	1,833
AllianceBernstein funding
commitments	36	11	14	11	-
Employee benefits	3,036	308	628	616	1,484

Total Contractual
Obligations	$129,634	$4.091	$8,228	$8,916	$108,399

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

Unrecognized tax benefits of $546 million including $5 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During July 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $40 million in a venture capital fund over a six-year period.  At December 31, 2010, AllianceBernstein had funded $7 million of this commitment.  In January 2011, AllianceBernstein received a capital call of $1 million.  Also during July 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program.  As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage.  As of December 31, 2010, AllianceBernstein funded $17 million of this commitment.

7-55

At year-end 2010, AllianceBernstein had a $315 million accrual for compensation and benefits, of which $175 million is expected to be paid in 2011, $78 million in 2012-2013, $33 million in 2014-2015 and the rest thereafter.  Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $17 million in each of the next four years.  AllianceBernstein currently estimate it will make a contribution of $7 million to its qualified pension plan during 2011.

In addition, AXA Financial Group has obligations under contingent commitments at December 31, 2010, including: AXA Financial’s and AllianceBernstein’s respective revolving credit facilities and commercial paper programs; AXA Financial Group’s $2.21 billion of undrawn letters of credit; AllianceBernstein’s $125 million guarantee on behalf of SCBL; and AXA Financial Group’s guarantees or commitments to provide equity financing to certain limited partnerships of $506 million and $179 million of commitments under existing mortgage loan agreements.  Information on these contingent commitments can be found in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

7-56

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

The Insurance Group and AXA Financial

The Insurance Group’s results significantly depend on profit margins or “spreads” between investment results from the General Account associated with continuing insurance operations and interest credited on individual insurance and annuity products.  Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return.  Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors.  See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks.  Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk; the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Investments with Interest Rate Risk – Fair Value.  Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 79.0% of the carrying value of assets of the General Account associated with continuing operations (“General Account Investment Assets”) at December 31, 2010.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2010 and 2009 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2010		December 31, 2009
	Fair Value	Balance After +100 Base Point Change	Fair Value	Balance After +100 Basis Point Change
	(In Millions)
Insurance Group
Fixed maturities:
Fixed rate(1)	$42,672	$40,742	$40,420	$38,599
Floating rate	314	314	753	726
Mortgage loans(1)	5,361	5,191	5,303	5,102

AXA Financial
Fixed maturities:
Fixed rate	$-	$-	$2	$2

7A-1

A 100 basis point increase in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Investments with Equity Price Risk – Fair Value. The investment portfolios also have direct holdings of public and private equity securities.  The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009:

Equity Price Risk Exposure

	December 31, 2010		December 31, 2009
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)

Insurance Group	$54	$48	$72	$65

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

Liabilities with Interest Rate Risk – Fair Value.  At years end 2010 and 2009, respectively, the aggregate carrying value of policyholders’ liabilities were $55.46 billion and $53.84 billion, approximately $50.64 billion and $49.41 billion of which liabilities are reactive to interest rate fluctuations.  The aggregate fair value of such liabilities at years end 2010 and 2009 were $56.76 billion and $54.48 billion, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $5.63 billion and $4.10 billion, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

At the end of 2010 and of 2009, the aggregate fair values of long-term debt issued by the Insurance Group and AXA Financial were $581 million and $1.38 billion, respectively.  The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2010 and of 2009:

7A-2

Interest Rate Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	-100 Basis	Fair	-100 Basis
	Value	Point Change	Value	Point Change
	(In Millions)

Insurance Group
Fixed rate	$228	$238	$229	$240

AXA Financial
Fixed rate	$353	$391	$1,150	$1,192

Derivatives and Interest and Equity Risks – Fair Value.  The Insurance Group primarily uses derivatives for asset/liability risk management, to reduce the Insurance Group’s exposure to equity market decline and interest rate fluctuations and for hedging individual securities.  Similarly, AXA Financial utilizes derivatives to hedge the fixed interest cost of its long-term debt obligations.  AXA Financial Group periodically enters into forward, exchange-traded futures and interest rate swap and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products.  As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the adverse effects of equity market declines on the Insurance Group’s statutory reserves.  To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied.  Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.  In addition, beginning in 2008, AXA Financial Group executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both the pledging and accepting of collateral either in the form of cash or high-quality Treasury or government agency securities.

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

At December 31, 2010 and 2009, the net fair values of the Insurance Group’s and AXA Financial’s derivatives were $305 million and $ (148) million, respectively.  The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value.  These exposures will change as a result of ongoing portfolio and risk management activities.

7A-3

Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After -100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change
	(In Millions, Except for Weighted Average Term)

December 31, 2010
Insurance Group:
Floors	$9,000	4.0	$453	$326	$241
Swaps	12,048	12.8	1,181	23	(992)
Futures	14,859	.2	997	-	(874)
Swaptions	11,150	.5	558	306	406
Total Insurance Group	47,057		3,189	655	(1,219)

AXA Financial:
Swaps	118		-	-	-
Currency Forward	133		-	(1)	-
Currency Swaps	3,873	8.9	(33)	(303)	34
Total AXA Financial	4,124		(33)	(304)	34
Total	$51,181		$3,156	$351	$(1,185)

December 31, 2009
Insurance Group:
Floors	$15,000	2.65	$428	$300	$215
Swaps	8,707	18.07	933	(134)	(1,037)
Futures	6,785	.22	600	-	(548)
Swaptions	1,200	9.53	88	44	22

AXA Financial:
Currency swaps	3,873	9.88	(138)	(113)	(90)
Total	$35,565		$1,911	$97	$(1,438)

				Equity Sensitivity
				Fair Value	Balance after -10% Equity Price Shift
December 31, 2010:
Insurance Group:
Futures	$8,903	.2		$-	$826
Swaps	1,669	.3		(49)	122
Options	1,070			4	3
Total Insurance Group	11,642			(45)	951

AXA Financial:
Futures	17	.2		-	-
ADR Swaps	29			(1)	-
Total AXA Financial	46			(1)	-
Total	$11,688			$(46)	$951

December 31, 2009:
Insurance Group:
Futures	$8,250	.22		$-	$794
Swaps	1,553	.28		(24)	125
Options	11,650	.28		(219)	(128)
AXA Financial:
ADR Swaps	21	.28		(2)	12
	$21,474			$(245)	$803

7A-4

In addition to the freestanding derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts.  These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $1.22 billion and $981 million at December 31, 2010 and 2009, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009, respectively, would increase the balance of these reinsurance contracts to $1.41 billion and $1.09 billion.  Also, the GWBL and other features' liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value of $38 million and $55 million at December 31, 2010 and 2009, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009, respectively, would be to increase the liability balance to $70 million and $87 million.

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

Investments with Interest Rate Risk – Fair Value.  The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2010 and 2009:

Interest Rate Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	+100 Basis Point	Fair	+100 Basis Point
	Value	Change	Value	Change
	(In Millions)

Fixed Income Investments:
Trading	$208	$198	$126	$120
Available-for-sale and other
investments	7	6	-	-

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

7A-5

Investments with Equity Price Risk – Fair Value.  AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds.  The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009:

Equity Price Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	-10% equity Price	Fair	-10% Equity Price
	Value	Change	Value	Change
	(In Millions)

Equity Investments:
Trading	$297	$268	$359	$323
Available-for-sale and
other investments	244	220	283	255

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2010.

7A-6

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA FINANCIAL, INC.

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AXA Financial, Inc.

In our opinion, based on our audits, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of equity, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of AXA Financial, Inc. and its subsidiaries (“AXA Financial Group”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of AXA Financial Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Financial Group changed its methods of accounting for noncontrolling interests in consolidated financial statements on January 1, 2009 and for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2011

AXA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$41,798	$40,132
Mortgage loans on real estate	4,826	4,939
Equity real estate, held for the production of income	540	515
Policy loans	4,930	4,973
Other equity investments	1,727	1,681
Trading securities	2,990	1,929
Other invested assets	1,863	1,632
Total investments	58,674	55,801
Cash and cash equivalents	4,436	3,039
Cash and securities segregated, at fair value	1,110	986
Broker-dealer related receivables	1,389	1,088
Deferred policy acquisition costs	8,682	9,015
Goodwill and other intangible assets, net	5,282	5,272
Value of business acquired	384	448
Amounts due from reinsurers	4,293	4,237
Loans to affiliates	1,280	1,712
Other assets	4,262	4,098
Separate Accounts’ assets	94,125	86,129

Total Assets	$183,917	$171,825

LIABILITIES
Policyholders’ account balances	$27,900	$27,523
Future policy benefits and other policyholders liabilities	27,559	26,321
Broker-dealer related payables	2,962	1,788
Customers related payables	1,770	1,431
Short-term and long-term debt	1,454	1,581
Loans from affiliates	5,376	5,300
Income taxes payable	1,687	1,684
Other liabilities	6,291	5,827
Separate Accounts’ liabilities	94,125	86,129
Total liabilities	169,124	157,584

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 18 and 19)

EQUITY
AXA Financial, Inc. equity:
Common stock, $.01 par value, 2.00 billion shares authorized,
436.2 million shares issued and outstanding	4	4
Capital in excess of par value	685	649
Retained earnings	11,456	11,401
Accumulated other comprehensive income (loss)	(764)	(1,347)
Treasury shares, at cost	(23)	(34)
Total AXA Financial, Inc. equity	11,358	10,673
Noncontrolling interest	3,435	3,568
Total equity	14,793	14,241

Total Liabilities and Equity	$183,917	$171,825
See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,253	$3,118	$3,175
Premiums	1,542	1,491	1,522
Net investment income (loss):
Investment income (loss) from derivative instruments	(515)	(6,843)	6,754
Other investment income (loss)	3,118	2,901	2,488
Total net investment income (loss)	2,603	(3,942)	9,242
Investment gains (losses), net:
Total other-than-temporary impairment losses	(431)	(280)	(413)
Portion of loss recognized in other comprehensive income (loss)	24	6	-
Net impairment losses recognized	(407)	(274)	(413)
Other investment gains (losses), net	85	210	(55)
Total investment gains (losses), net	(322)	(64)	(468)
Commissions, fees and other income	3,909	3,651	4,810
Increase (decrease) in fair value of reinsurance contracts	243	(1,005)	1,861
Total revenues	11,228	3,249	20,142

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,300	2,486	5,745
Interest credited to policyholders’ account balances	1,077	1,137	1,203
Compensation and benefits	2,482	2,344	2,412
Commissions	961	946	1,318
Distribution related payments	287	234	308
Amortization of deferred sales commissions	47	55	79
Interest expense	363	301	196
Amortization of deferred policy acquisition costs and value of business acquired	1,217	(58)	2,975
Capitalization of deferred policy acquisition costs	(946)	(1,006)	(1,438)
Rent expense	282	296	295
Amortization of other intangible assets	38	39	39
Other operating costs and expenses	1,239	1,057	1,233
Total benefits and other deductions	11,347	7,831	14,365

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(CONTINUED)

	2010	2009	2008
	(In Millions)

Earnings (loss) from continuing operations, before income taxes	$(119)	$(4,582)	$5,777
Income tax (expense) benefit	375	1,780	(1,851)

Earnings (loss) from continuing operations, net of income taxes	256	(2,802)	3,926
Earnings (loss) from discontinued operations, net of income taxes	-	(15)	(29)
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	7

Net earnings (loss)	256	(2,817)	3,904

Less: net earnings (loss) attributable to the noncontrolling interest	(201)	(305)	(319)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$55	$(3,122)	$3,585

Amounts attributable to AXA Financial, Inc.:
Earnings (loss) from continuing operations, net of income taxes	$55	$(3,107)	$3,607
Earnings (loss) from discontinued operations, net of income taxes	-	(15)	(29)
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	7
Net Earnings (Loss)	$55	$(3,122)	$3,585

See Notes to Consolidated Financial Statements

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2010	2009	2008
(In Millions)

EQUITY
AXA Financial, Inc. Equity:
Common stock, at par value, beginning and end of year	$4	$4	$4

Capital in excess of par value, beginning of year	649	1,299	1,250
Sale of AllianceBernstein Units to noncontrolling interest	-	(675)	-
Changes in capital in excess of par value	36	25	49
Capital in excess of par value, end of year	685	649	1,299

Retained earnings, beginning of year	11,401	14,449	10,864
Net earnings (loss) attributable to AXA Financial, Inc.	55	(3,122)	3,585
Impact of implementing new accounting guidance, net of taxes	-	74	-
Retained earnings, end of year	11,456	11,401	14,449

Accumulated other comprehensive income (loss), beginning of year	(1,347)	(2,855)	(479)
Impact of implementing new accounting guidance, net of taxes	-	(74)	-
Other comprehensive income (loss) attributable to AXA Financial, Inc.	583	1,582	(2,376)
Accumulated other comprehensive income (loss), end of year	(764)	(1,347)	(2,855)

Treasury shares at cost, beginning of year	(34)	(58)	(117)
Changes in treasury shares	11	24	59
Treasury shares at cost, end of year	(23)	(34)	(58)

Total AXA Financial, Inc. equity, end of year	11,358	10,673	12,839

Noncontrolling interest, beginning of year	3,568	1,663	1,681
Purchase of AllianceBernstein Units by noncontrolling interest	4	1,553	5
Purchase of AllianceBernstein Put	-	135	-
Repurchase of AllianceBernstein Holding units	(128)	-	-
Net earnings (loss) attributable to noncontrolling interest	201	305	319
Dividends paid to noncontrolling interest	(313)	(261)	(383)
Capital contributions	-	-	13
Other comprehensive income (loss) attributable to noncontrolling interest	(6)	32	(40)
Other changes in noncontrolling interest	109	141	68

Noncontrolling interest, end of year	3,435	3,568	1,663

Total Equity, End of Year	$14,793	$14,241	$14,502

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$256	$(2,817)	$3,904
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of
reclassification adjustment	667	1,647	(1,754)
Defined benefit plans:
Net gain (loss) arising during year	(187)	(99)	(711)
Prior service cost arising during year	-	-	15
Less: reclassification adjustment for:
Amortization of net (gains) losses included in net periodic cost	99	80	39
Amortization of net prior service credit
included in net periodic cost	(2)	(3)	(5)
Other	-	(11)	-
Other comprehensive income (loss) - defined benefit plans	(90)	(33)	(662)

Total other comprehensive income (loss), net of income taxes	577	1,614	(2,416)

Comprehensive income (loss)	833	(1,203)	1,488

Less: Comprehensive (income) loss attributable to noncontrolling interest	(195)	(337)	(279)

Comprehensive Income (Loss) Attributable to AXA Financial Inc.	$638	$(1,540)	$1,209

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

Net earnings (loss)	$256	$(2,817)	$3,904
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,077	1,137	1,203
Universal life and investment-type product
policy fee income	(3,253)	(3,118)	(3,175)
Net change in broker-dealer and customer
related receivables/payables	255	(1,309)	618
(Income) loss on derivative instruments	726	6,955	(6,754)
Investment (gains) losses, net	322	64	468
Change in segregated cash and securities, net	(124)	1,587	(203)
Change in deferred policy acquisition costs and
value of business acquired	271	(1,064)	1,537
Change in future policy benefits	1,031	(689)	2,678
Change in income taxes payable	(378)	(1,846)	1,219
Contribution to Pension Plans	(247)	(57)	(36)
Real estate asset write-off charge	26	3	-
Change in fair value of reinsurance contracts	(243)	1,005	(1,861)
Amortization of deferred compensation	178	88	75
Amortization of deferred sales commission	47	55	79
Other depreciation and amortization	228	231	189
Amortization of other intangibles	38	39	39
(Gains) losses on disposal of discontinued operations	-	-	(7)
Other, net	131	6	50

Net cash provided by (used in) operating activities	341	270	23

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,649	2,862	2,594
Sales of investments	20,255	15,237	984
Purchases of investments	(25,628)	(22,667)	(4,924)
Cash settlements related to derivative instruments	(1,254)	(4,896)	5,018
Change in short-term investments	(48)	148	(1)
Decrease in loans to affiliates	500	10	-
Increase in loans to affiliates	(29)	(512)	(506)
Change in capitalized software, leasehold improvements
and EDP equipment	(74)	(130)	(176)
Other, net	89	52	225

Net cash provided by (used in) investing activities	(2,540)	(9,896)	3,214

AXA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(CONTINUED)

	2010	2009	2008
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,438	$3,696	$4,766
Withdrawals and transfers to Separate Accounts	(891)	(2,576)	(3,152)
Sale of Alliance Bernstein Units	-	600	-
Proceeds from loans from affiliates	598	5,473	3,250
Repayment of loans from affiliates	(300)	(4,590)	(65)
Change in short-term financings	518	(46)	(507)
Repayments of long-term debt	(780)	-	(250)
Change in securities sold under agreements to repurchase	1,087	1,495	-
Change in collateralized pledged assets	685	(894)	-
Change in collateralized pledged liabilities	(234)	(409)	1,104
Purchases of treasury shares	(9)	(4)	(11)
Repurchase of AllianceBernstein Holding units	(235)	-	-
Distribution to noncontrolling interest in
consolidated subsidiaries	(313)	(261)	(383)
Other, net	32	120	16

Net cash provided by (used in) financing activities	3,596	2,604	4,768

Change in cash and cash equivalents	1,397	(7,022)	8,005
Cash and cash equivalents, beginning of year	3,039	10,061	2,056

Cash and Cash Equivalents, End of Year	$4,436	$3,039	$10,061

Supplemental cash flow information:
Interest Paid	$121	$104	$129
Income Taxes (Refunded) Paid	$(42)	$(39)	$260

See Notes to Consolidated Financial Statements.

AXA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

Investment Management

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership (together with its consolidated subsidiaries “AllianceBernstein”).  AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients.  Its principal services include: (a) institutional services, servicing institutional clients including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) retail services, servicing retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles, (c) private client services, servicing private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles, and (d) Bernstein Research Services servicing institutional investors seeking research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.  Principal subsidiaries of AllianceBernstein include: SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”); Sanford C. Bernstein & Co. LLC (“SCB LLC”); Sanford C. Bernstein Limited (“SCBL”); and SCB Partners, Inc. (“SCB Partners”).  This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

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

On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the buy back agreement (“AB Put”) related to AllianceBernstein’s 2000 acquisition of SCB Inc. (the “Bernstein Acquisition”).  As a result of this transaction, noncontrolling interest subject to redemption rights totaling $135 million were reclassified as noncontrolling interests in first quarter 2009.

On March 30, 2009, AXA Financial Group sold 41.9 million limited partnership interests in AllianceBernstein (“AllianceBernstein Units”) to an affiliate of AXA.  Proceeds received on this transaction totaled $600 million.  AXA Financial Group’s book value of these AllianceBernstein Units on the date of the sale was $1,553 million.  As a result of the sale, AXA Financial Group recorded a charge to Capital in excess of par value of $619 million (net of a deferred tax benefit of $334 million).  AXA Financial Group’s economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in AXA Financial’s consolidated financial statements.

In 2009, AllianceBernstein awarded 9.8 million restricted AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  The restricted Holding units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.  As a result, AXA Financial Group’s economic ownership of AllianceBernstein decreased to 44.8%.  In 2009, as a result of the issuance of these restricted Holding units, AXA Financial Group’s Capital in excess of par value decreased by $93 million, net of applicable taxes with a corresponding increase in Noncontrolling interests of $93 million.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During 2010, AllianceBernstein purchased 8.8 million Holding units for $226 million, reflecting open-market purchases of 7.4 million Holding units for $195 million and the remainder primarily relating to employee tax withholding purchases. AllianceBernstein intends to continue to engage in open-market purchases of Holding units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 13.1 million restricted Holding unit awards to employees during 2010.  To fund these awards, AB Holding issued 3.2 million Holding units and AllianceBernstein used 9.9 million previously repurchased Holding units held in the consolidated rabbi trust.  There were approximately 30,000 unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2010. The purchase and issuance of Holding units resulted in an decrease of $23 million in Capital excess of par value with a corresponding $23 million increase in Noncontrolling interest.

At December 31, 2010 and December 31, 2009, AXA Financial Group’s economic interest in AllianceBernstein was 44.3% and 44.8%, respectively.  At December 31, 2010 and December 31, 2009, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 61.4% and 62.1%.

2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Financial Group and its consolidated results of operations and cash flows for the periods presented.

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

At December 31, 2010 and 2009, respectively, the Insurance Group’s General Account held $1 million and $1 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised.  At December 31, 2010 and 2009, respectively, as reported in the consolidated balance sheet, these investments included $0 million and $0 million of fixed maturities (collateralized debt and loan obligations) and $1 million and $1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value.  These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary.  These variable interests at December 31, 2010 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs.  The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

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

At December 31, 2010, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $25 million in client AUM.  However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities.  AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $100,000 in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation.  The years “2010,” “2009” and “2008” refer to the years ended December 31, 2010, 2009 and 2008, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Accounting Changes

In January 2010, the FASB issued new guidance for accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies the scope of a decrease in ownership provisions for consolidations and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of consolidation.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009.  Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements.

In March 2010, the FASB issued new guidance to eliminate the scope exception for embedded credit derivatives in beneficial interests in securitized financial assets, such as asset-backed securities, credit-linked notes, and collateralized loan and debt obligations, except for those created solely by subordination.  This guidance provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the extent of the embedded credit derivative scope exception.  This guidance was effective for the first interim reporting period beginning after June 15, 2010.  Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements.

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses.  These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans.  Several new terms critical to the application of these disclosures, such as “portfolio segments” and “classes,” were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for the purpose of reporting this information.  Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the disclosures about troubled debt restructurings, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010.  Disclosures of reporting period activity or, more specifically, the credit loss allowance rollforward, which are effective in the first interim reporting period beginning after December 15, 2010 have been adopted.  Troubled debt restructurings effective date will be determined upon coordination with the guidance for determining what constitutes a troubled debt restructuring.  Currently the new troubled debt restructuring disclosure is anticipated to be effective for the first interim or annual period beginning on or after June 15, 2011.  Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption.  Implementation of the effective guidance did not have a material impact on AXA Financial Group’s consolidated financial statements.

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

As a result, total equity at December 31, 2008 increased by $1,663 million, representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $1,663 million as a result of the elimination of minority interest.  Additionally, for the year 2008, (loss) earnings from continuing operations, net of income taxes increased by $319 million and net earnings (loss) attributable to the noncontrolling interest increased by $319 million.

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

Beginning second quarter 2009, AXA Financial Group implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For available-for-sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings (loss), as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (loss) (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings (loss).

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $74 million at that date with a corresponding decrease to Accumulated other comprehensive income (loss) (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $149 million, equal to the amount of the cumulative effect adjustment, without giving effect to deferred policy acquisition costs (“DAC”) and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Earnings (loss) from continuing operations, net of income taxes, and Net earnings (loss) attributable to AXA Financial for 2010 and 2009 reflected increases of $24 million and $6 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment gains (losses), net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings (loss), and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income (loss) for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, AXA Financial Group implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, AXA Financial Group concluded under previous guidance that markets for certain commercial mortgage-backed securities (“CMBS”) were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have a material impact on AXA Financial Group’s consolidated results of operations or financial position.  At December 31, 2010 and 2009, the fair value of AXA Financial Group’s CMBS portfolio was $1,326 million and $1,782 million, respectively.

On June 12, 2009 the FASB issued new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010.  All existing consolidation conclusions were required to be recalculated under this new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein had a minimal financial ownership interest for potential consolidated presentation in AXA Financial Group’s consolidated financial statements.  In January 2010, the FASB deferred portions of this guidance as they relate to asset managers.  As such, AXA Financial Group determined that all entities for which AXA Financial Group is a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and continue to be assessed for consolidation under the previous guidance for consolidation of VIEs.  Implementation of this guidance did not have a material effect on AXA Financial Group’s consolidated financial statements.

Effective December 31, 2009, AXA Financial Group implemented the FASB’s amended guidance on Employers’ Disclosures about Pension and Other Postretirement Benefits which required additional disclosures about plan assets, including more granular disclosure of asset classes, investment strategies and allocations, and measurements of fair value.

Effective January 1, 2008, AXA Financial Group implemented new guidance which established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  AXA Financial Group’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefits (“GMIB”) reinsurance asset, resulting in an increase in net income of $68 million, related to an increase in the fair value of the GMIB reinsurance asset of $209 million, offset by increased DAC amortization of $104 million and increased Federal income taxes of $37 million.  This increase in the GMIB reinsurance asset’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

On February 12, 2008, the FASB deferred the effective date of the fair value framework for one year for all non-financial assets and non-financial liabilities, including goodwill and other intangible assets, except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually). This deferral delayed the application of this guidance to AXA Financial Group’s annual impairment testing of goodwill and other intangible assets until December 31, 2009.  The adoption of this guidance did not have a material impact on the methodologies, assumptions, or inputs used by AXA Financial Group to measure fair value for these impairment assessments.

Effective December 31, 2008, AXA Financial Group adopted the new guidance for beneficial interests in securitized financial assets.  This guidance conformed the OTTI assessment for interests in securitized financial assets to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $1,606 million and $1,114 million, respectively, at December 31, 2010 and $2,001 million and $1,364 million, respectively, at December 31, 2009 were subject to this amendment.  Adoption of this guidance had no impact on AXA Financial Group’s consolidated results of operations or financial position.

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

An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts.  The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively.  Early application is permitted at the beginning of an entity’s annual reporting period.  Management is currently evaluating the impact of adoption, however, management expects the direct and incremental costs that can be deferred under the new guidance are expected to be significantly reduced from what is deferred today.  The new guidance is expected to be adopted as of January 1, 2012, with retrospective adoption being considered.

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

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force.  As of January 1, 2001, AXA Financial Group has developed an actuarial calculation of the expected timing of AXA Equitable’s Closed Block’s earnings.  Further, in connection with the acquisition of MONY, AXA Financial Group has developed an actuarial calculation of the expected timing of MONY Life’s Closed Block’s earnings as of July 1, 2004.

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

Investments

The carrying values of fixed maturities classified as AFS are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net.  The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

AXA Financial Group’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for OTTI.  Integral to this review is an assessment made each quarter, on a security-by-security basis, by AXA Financial Group’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover.  This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings (loss) and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

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

Equity securities, which include common stock, and non-redeemable preferred stock classified as AFS securities, are carried at fair value and are included in other equity investments with changes in fair value reported in comprehensive income (loss).

Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with unrealized gains (losses) reported in Net earnings (loss).

Corporate owned life insurance (“COLI”) is purchased by AXA Financial Group on the lives of certain key employees; certain subsidiaries of AXA Financial Group are named as beneficiaries under these policies.  COLI is carried at the cash surrender value of the policies.  At December 31, 2010 and 2009, the carrying value of COLI was $986 million and $915 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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

Valuation Allowances for Mortgage Loans:

For commercial and agricultural loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms.  Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio - Derived from current loan balance divided by the fair market value of the property.  An allowance for credit loss is typically recommended with the loan-to-value ratio is in excess of 100%.   In the case when the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio - Derived from actual net operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio.  In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity - Loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues - Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status - current vs. delinquent - A history of delinquent payments may be a cause for concern.

•	Property condition - Significant deferred maintenance observed during Lender’s annual site inspections.

•	Other - Any other factors such as current economic conditions may call into question the performance of the loan.

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

Mortgage loans also are individually evaluated quarterly by the IUS Committee for impairment, including an assessment of related collateral value.  Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages.  Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured.  The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2010 and 2009, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $16 million and $15 million for commercial and $3 million and $0 million for agricultural, respectively.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions.  For both GMDB, GMIB, and GWBL, AXA Financial Group retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  It also uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.  AXA Financial Group has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by AXA Financial Group.

GWBL features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, in fourth quarter 2008 and continuing into 2009, the Insurance Group implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  During 2010, the Insurance Group had in place an anticipatory hedge program to protect against declining interest rates with respect to projected variable annuity sales.  Also during 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.  Beginning in fourth quarter 2010, AXA Financial purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive life and annuity business.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Insurance Group currently uses interest rate floors and swaptions to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

AXA Financial also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates and debt obligations.  In addition, AXA Financial uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments.  In December 2009, AXA Financial entered into a currency swap with AXA to hedge foreign exchange exposure from intercompany borrowings denominated in British pounds sterling, as further described in Note 11.  The Insurance Group is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

AXA Financial Group may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  AXA Financial Group controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, AXA Financial Group has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as  U.S. Treasury securities or those issued by government agencies.  At December 31, 2010 and December 31, 2009, respectively, AXA Financial Group held $646 million and $695 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At December 31, 2010, AXA Financial Group had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $542 million.  At December 31, 2010, AXA Financial Group had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $204 million.  At that same date, AXA Financial Group had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $36 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at December 31, 2010 are exchange-traded and net settled daily in cash.

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

Certain of AXA Financial Group’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2010, and December 31, 2009, respectively, were $158 million and $798 million, for which AXA Financial Group had posted collateral of $209 million and $853 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on December 31, 2010, AXA Financial Group would not have been required to post material collateral to its counterparties.

Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Net investment income (loss) and realized investment gains (losses), net (together “investment results”) related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders’ account balances.

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment gains (losses), net.

Realized and unrealized holding gains (losses) on trading securities are reflected in Net investment income (loss).

Unrealized investment gains (losses) on fixed maturities and equity securities AFS held by AXA Financial Group are accounted for as a separate component of AOCI, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, DAC and VOBA related to universal life policies, investment-type products and participating traditional life policies.

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

At December 31, 2010 and 2009, respectively, investments classified as Level 1 comprise approximately 67.0% and 66.8% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2010 and 2009, respectively, investments classified as Level 2 comprise approximately 31.5% and 30.7% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by AXA Financial Group and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At December 31, 2010, and December 31, 2009, respectively, approximately $2,553 million and $2,543 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at December 31, 2010 and 2009, respectively, the net fair value of freestanding derivative positions is approximately $305 million and $(148) million or approximately 16.4% and 9.1% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of AXA Financial Group are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, AXA Financial Group values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, AXA Financial Group reduced the fair value of its OTC derivative asset exposures by $3 million at December 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of AXA Financial Group for purpose of determining the fair value of its OTC liability positions at December 31, 2010.

At December 31, 2010 and 2009, respectively, investments classified as Level 3 comprise approximately 1.5% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2010 and 2009, respectively, were approximately $337 million and $461 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  AXA Financial Group applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,493 million and $2,020 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2010 and 2009, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, AXA Financial Group instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At December 31, 2010, AXA Financial Group continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, AXA Financial Group reduced the fair value of its GMIB asset by $3 million at December 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at December 31, 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2010 and 2009.

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.

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

Amortization Policy.  For universal life and investment-type contracts, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits or based upon estimated assessments.   The calculation of gross profits considers investment results including hedging costs, Separate Account fees, mortality and expense margins, contract persistency, withdrawals and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC and VOBA are amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (6.74% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations were 15% (12.74% net of product weighted average Separate Account fees) and 0% (-2.26% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions and parameters are subject to change only when management’s long-term expectation changes.

If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2010, current projections of future average gross market returns assume a 0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in eleven quarters.

At the end of each accounting period, the present value of estimated gross profits or assessments is updated based on historical and anticipated future experience.  Due primarily to the significant reduction in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Account balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks, related to these products would be recognized in current earnings (loss), while the related reserves do not fully and immediately reflect the immediate impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for Accumulator® products, subject to loss recognition testing.

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

For participating traditional life policies (substantially all of which are in the Closed Blocks), DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.  At December 31, 2010, the average rate of assumed investment yields, excluding policy loans, for AXA Equitable was 6% grading to 5.5% over 5 years and for MONY Life was 5.5%.  Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC and VOBA of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.  Many of the factors that affect gross margins are included in the determination of AXA Financial Group’s dividends to these policyholders. DAC and VOBA adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

DAC and VOBA associated with non-participating traditional life policies, are amortized in proportion to anticipated premiums.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur.  For these contracts, the amortization periods generally are for the total life of the policy.   DAC and VOBA related to these policies are subject to recoverability testing as part of AXA Financial Group’s premium deficiency testing.  If a premium deficiency exists, DAC and VOBA are reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss).  If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.

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

The Insurance Group issues or has issued certain variable annuity products with GMDB and GWBL features.  The Insurance Group also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 2.0% to 10.9% for life insurance liabilities and from 2.25% to 10.7% for annuity liabilities.

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

At December 31, 2010, participating policies, including those in the Closed Blocks, represent approximately 9.8% ($42 billion) of directly written life insurance in-force, net of amounts ceded.

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

The investment results of Separate Accounts, including unrealized gains (losses), on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings (loss).  For 2010, 2009 and 2008, investment results of such Separate Accounts were gains (losses) of $10,401 million, $15,916 million and $(34,873) million, respectively.

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

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include the Investment Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue.  Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC for certain retail, private client and institutional investment client transactions.  Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time.  Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.  Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for independent research and brokerage-related services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered.  These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds.  Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2010 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2010.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset.  If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies and relates principally to the Bernstein Acquisition, purchases of AllianceBernstein units and the MONY Acquisition.  In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.  Based on the 2010 impairment testing performed as of December 31, 2010, management determined that goodwill was not impaired.

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

Other intangible assets are tested for impairment quarterly.  Management determined that other intangible assets were not impaired at December 31, 2010.

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

At December 31, 2010 and 2009, AXA Financial did not have any real estate held-for-sale.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2010 were not significant.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

December 31, 2010:
Fixed maturities:
Corporate	$27,963	$1,903	$133	$29,733	$-
U.S. Treasury, government and agency (4)	5,180	50	110	5,120	-
States and political subdivisions	586	11	20	577	-
Foreign governments	581	65	2	644	-
Commercial mortgage-backed	1,807	5	487	1,325	25
Residential mortgage-backed (1)	2,195	93	1	2,287	-
Asset-backed (2)	476	15	12	479	7
Redeemable preferred stock	1,704	24	95	1,633	-
Total Fixed Maturities	40,492	2,166	860	41,798	32

Equity securities	30	-	2	28	-

Total at December 31, 2010	$40,522	$2,166	$862	$41,826	$32

December 31, 2009
Fixed maturities:
Corporate	$27,863	$1,354	$292	$28,925	1
U.S. Treasury, government and agency	4,214	23	281	3,956	-
States and political subdivisions	467	7	19	455	-
Foreign governments	326	35	-	361	-
Commercial mortgage-backed	2,439	2	659	1,782	2
Residential mortgage-backed (1)	2,456	60	-	2,516	-
Asset-backed (2)	304	12	23	293	8
Redeemable preferred stock	2,146	9	311	1,844	-
Total Fixed Maturities	40,215	1,502	1,585	40,132	11

Equity securities	49	9	-	58	-

Total at December 31, 2009	$40,264	$1,511	$1,585	$40,190	$11

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.
(4)	Reflects $1,098 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

At December 31, 2010 and 2009, respectively, AXA Financial had trading fixed maturities with an amortized cost of $207 million and $115 million and carrying values of $208 million and $126 million.  Gross unrealized gains on trading fixed maturities were $3 million and $12 million and gross unrealized losses were $2 million and $1 million for 2010 and 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the final year of maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$3,904	$3,951
Due in years two through five	11,738	12,453
Due in years six through ten	13,469	14,328
Due after ten years	5,199	5,342
Subtotal	34,310	36,074
Commercial mortgage-backed securities	1,807	1,325
Residential mortgage-backed securities	2,195	2,287
Asset-backed securities	476	479
Total	$38,788	$40,165

AXA Financial recognized OTTI on AFS fixed maturities as follows:

	December 31,
	2010	2009	2008
	(In Millions)

Credit losses recognized in earnings (loss) (1)	$(407)	$(279)	$(413)
Non-credit losses recognized in OCI	(24)	(6)	-
Total OTTI	$(431)	$(285)	$(413)

(1)
During 2010 and 2009, respectively, included in credit losses recognized in earnings (loss) were OTTI of $9 million and $3 million related to AFS fixed maturities as AXA Financial Group intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Insurance Group at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1, 2010 and March 31, 2009, respectively	$(292)	$-
Cumulative adjustment related to implementing new accounting guidance on April 1, 2009	-	(197)
Impact of consolidation of Wind-Up Annuities business	-	(6)
Previously recognized impairments on securities that matured, paid, prepaid or sold	146	187
Recognized impairments on securities impaired to fair value this period (1)	(9)	(3)
Impairments recognized this period on securities not previously impaired	(384)	(254)
Additional impairments this period on securities previously impaired	(14)	(22)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at December 31,	$(553)	$(295)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	December 31,
	2010	2009
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI losses	$(20)	$(13)
All other	1,326	(71)
Equity securities	(2)	10
Net Unrealized Gains (Losses)	$1,304	$(74)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(13)	$6	$(1)	$3	$(5)
Net investment gains (losses)
arising during the period	2	-	-	-	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	-	-	-	14
Excluded from Net earnings (loss) (1)	(23)	-	-	-	(23)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(3)	-	-	(3)
Deferred income taxes	-	-	-	20	20
Policyholders liabilities	-	-	(48)	-	(48)
Balance, December 31, 2010	$(20)	$3	$(49)	$23	$(43)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(61)	$(31)	$(68)	$40	$(120)
Net investment gains (losses)
arising during the period	1,045	-	-	-	1,045
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	316	-	-	-	316
Excluded from Net earnings (loss) (1)	24	-	-	-	24
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(123)	-	-	(123)
Deferred income taxes	-	-	-	(359)	(359)
Policyholders liabilities	-	-	(196)	-	(196)
Balance, December 31, 2010	$1,324	$(154)	$(264)	$(319)	$587

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance	(7)	1	-	2	(4)
Net investment gains (losses)
arising during the period	(23)	-	-	-	(23)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	22	-	-	-	22
Excluded from Net earnings (loss) (1)	(5)	-	-	-	(5)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	5	-	-	5
Deferred income taxes	-	-	-	1	1
Policyholders liabilities	-	-	(1)	-	(1)
Balance, December 31, 2009	$(13)	$6	$(1)	$3	$(5)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$(3,271)	$721	$103	$899	$(1,548)
Cumulative impact of implementing
new guidance	(142)	34	-	38	(70)
Net investment gains (losses)
arising during the period	3,509	-	-	-	3,509
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(102)	-	-	-	(102)
Excluded from Net earnings (loss) (1)	5	-	-	-	5
Impact of net unrealized investment gains (losses) on:
DAC and VOBA		(786)	-	-	(786)
Deferred income taxes		-	-	(897)	(897)
Policyholders liabilities		-	(171)	-	(171)
Impact of consolidation of Wind-up Annuities business	(60)	-	-	-	(60)
Balance, December 31, 2009	$(61)	$(31)	$(68)	$40	$(120)
(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 649 issues at December 31, 2010 and the 865 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$2,640	$(83)	$532	$(50)	$3,172	$(133)
U.S. Treasury, government and agency	1,818	(56)	202	(54)	2,020	(110)
States and political subdivisions	283	(13)	37	(7)	320	(20)
Foreign governments	79	(2)	10	-	89	(2)
Commercial mortgage-backed	80	(4)	1,115	(483)	1,195	(487)
Residential mortgage-backed	157	-	2	(1)	159	(1)
Asset-backed	114	(1)	74	(11)	188	(12)
Redeemable preferred stock	327	(7)	972	(88)	1,299	(95)

Total	$5,498	$(166)	$2,944	$(694)	$8,442	$(860)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$3,224	$(109)	$2,215	$(183)	$5,439	$(292)
U.S. Treasury, government and agency	3,297	(281)	-	-	3,297	(281)
States and political subdivisions	262	(14)	38	(5)	300	(19)
Foreign governments	43	-	5	-	48	-
Commercial mortgage-backed	209	(138)	1,466	(521)	1,675	(659)
Residential mortgage-backed	54	-	2	-	56	-
Asset-backed	52	(6)	84	(17)	136	(23)
Redeemable preferred stock	293	(92)	1,369	(219)	1,662	(311)

Total	$7,434	$(640)	$5,179	$(945)	$12,613	$(1,585)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Insurance Group’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Financial, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Insurance Group maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .30% of total investments.  The largest exposures to a single issuer of corporate securities held at December 31, 2010 and 2009 were $178 million and $198 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2010 and 2009, respectively, approximately $2,919 million and $2,869 million, or 7% and 7%, of the $40,492 million and $40,215 million aggregate amortized cost of fixed maturities held by the Insurance Group were considered to be other than investment grade.  These securities had net unrealized losses of $471 million and $633 million at December 31, 2010 and 2009, respectively.

The Insurance Group does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Insurance Group’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2010 and 2009, respectively, the Insurance Group owned $42 million and $52 million in RMBS backed by subprime residential mortgage loans, and $17 million and $23 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $39 million.

For 2010, 2009 and 2008, respectively, investment income is shown net of investment expenses of $138 million, $143 million and $158 million.

At December 31, 2010 and 2009, respectively, the amortized cost of AXA Financial Group’s trading account securities was $3,076 million and $1,820 million with respective fair values of $2,990 million and $1,929 million.  Included in the trading classification at December 31, 2010 and 2009, respectively, were U.S. Treasury securities with aggregate amortized costs of $2,594 million and $1,488 million and fair values of $2,485 million and $1,444 million pledged under reverse repurchase agreements accounted for as collateralized borrowings and reported in Broker-dealer related payables in the consolidated balance sheets.  Also at December 31, 2010 and 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $43 million and $39 million and costs of $42 million and $36 million as well as other equity securities with carrying values of $28 million and $58 million and costs of $30 million and $49 million.

In 2010, 2009 and 2008, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $39 million, $133 million and $(388) million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified.  The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $0 million and $0 million at December 31, 2010 and 2009, respectively.  Gross interest income on these loans included in net investment income (loss) totaled $0 million, $0 million and $0 million in 2010, 2009 and 2008, respectively.  Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $0 million, $0 million and $0 million in 2010, 2009 and 2008, respectively.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans in 2010 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
Allowance for credit losses:	(In Millions)

Beginning balance, January 1	$18	$-	$18
Charge-offs	-	-	-
Recoveries	(2)	-	(2)
Provision	33	-	33
Ending Balance, December 31	$49	$-	49

Ending Balance, December 31:
Individually Evaluated for Impairment	$49	$-	$49

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated
Credit Quality	$-	$-	$-

Investment valuation allowances for mortgage loans and changes for 2009 and 2008 are as follows:

	2009	2008
	(In Millions)

Balances, beginning of year	$-	$1
Additions charged to income	19	-
Deductions for writedowns and asset dispositions	-	(1)
Deduction for transfer of real estate held-for-sale to real estate held for the production of income	(1)	-
Balances, End of Year	$18	$-

Balances, end of year comprise:
Mortgage loans on real estate	$18	$-
Equity real estate	-	-
Total	$18	$-

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2010.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2010
Debt Service Coverage Ratio

	Commercial Mortgage Loans (1)
						Less	Total
Loan-to-Value Ratio (2)	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.5x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$84	$-	$11	$59	$11	$6	$171
50% - 70%	136	140	228	267	79	10	860
70% - 90%	194	62	478	516	128	52	1,430
90% plus	10	-	172	66	550	150	948

Total Commercial
Mortgage Loans	$424	$202	$889	$908	$768	$218	$3,409

	Agricultural Mortgage Loans (1)
						Less	Total
Loan-to-Value Ratio (2)	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$158	$82	$172	$269	$190	$69	$940
50% - 70%	55	16	136	161	113	39	520
70% - 90%	-	-	-	-	-	3	3
90% plus	-	-	-	-	3	-	3

Total Agricultural
Mortgage Loans	$213	$98	$308	$430	$306	$111	$1,466

	Total Mortgage Loans (1)
						Less	Total
Loan-to-Value Ratio (2)	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$242	$82	$183	$328	$201	$75	$1,111
50% - 70%	191	156	364	428	192	49	1,380
70% - 90%	194	62	478	516	128	55	1,433
90% plus	10	-	172	66	553	150	951

Total Mortgage Loans	$637	$300	$1,197	$1,338	$1,074	$329	$4,875

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income resultsfrom property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2010.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	Greater Than 90 Days	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

Total Mortgage Loans:
Commercial	$-	$-	$-	$-	$3,409	$3,409	$-
Agricultural	-	-	5	5	1,461	1,466	3
Total	$-	$-	$5	$5	$4,870	$4,875	$3

The following table provides information regarding impaired loans at December 31, 2010.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized
	(In Millions)
With no related
allowance recorded:
Commercial –mortgage
loans- other	$-	$-	$-	$-	$-
Agricultural mortgage
loans	3	3	-	2	-
Total	$3	$3	$-	$2	$-

With related
allowance recorded:
Commercial –mortgage
loans- other	$262	$262	$(49)	$160	$10
Agricultural mortgage
loans	-	-	-	-	-
Total	$262	$262	$(49)	$160	$10

(1)   Represents a five-year average of recorded amortized cost.

Impaired mortgage loans along with the related investment valuation allowances at December 31, 2009 follow:

December 31,
2009
(In Millions)

Impaired mortgage loans with investment valuation allowances	$110
Impaired mortgage loans without investment valuation allowances	-
Recorded investment in impaired mortgage loans	110
Investment valuation allowances	(18)
Net Impaired Mortgage Loans	$92

During 2009 and 2008, respectively, AXA Financial Group’s average recorded investment in impaired mortgage loans was $49 million and $9 million.  Interest income recognized on these impaired mortgage loans totaled $3 million and $1 million for 2009 and 2008 respectively.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.  At December 31, 2010 and 2009, respectively, AXA Financial Group owned no real estate acquired in satisfaction of debt.  During 2010, 2009 and 2008, no real estate was acquired in satisfaction of debt.

Accumulated depreciation on real estate was $296 million and $282 million at December 31, 2010 and 2009, respectively.  Depreciation expense on real estate totaled $18 million, $18 million and $18 million for 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, AXA Financial’s equity real estate portfolio had no valuation allowances.

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,563 million and $1,422 million, respectively, at December 31, 2010 and 2009.  Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $131 million and $91 million, respectively, at December 31, 2010 and 2009.  AXA Financial Group’s total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $187 million, $(106) million and $(67) million, respectively, for 2010, 2009 and 2008.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which AXA Financial Group has an investment of $10 million or greater and an equity interest of 10% or greater (3 and 4 individual ventures at December 31, 2010 and 2009, respectively) and AXA Financial Group’s carrying value and equity in net earnings (loss) for those real estate joint ventures and limited partnership interests:

	December 31,
	2010	2009
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$557	$571
Investments in securities, generally at fair value	40	107
Cash and cash equivalents	4	23
Other assets	62	1
Total Assets	$663	$702

Borrowed funds - third party	$299	$309
Other liabilities	7	60
Total liabilities	306	369

Partners’ capital	357	333
Total Liabilities and Partners’ Capital	$663	$702

AXA Financial Group’s Carrying Value in These Entities Included Above	$196	$166

	2010	2009	2008
	(In Millions)

STATEMENTS OF EARNINGS (LOSS)
Revenues of real estate joint ventures	$110	$40	$92
Net revenues of other limited partnership interests	3	(5)	(1)
Interest expense - third party	(22)	(7)	(14)
Other expenses	(59)	(94)	(92)
Net Earnings (Loss)	$32	$(66)	$(15)

AXA Financial Group’s Equity in Net Earnings (Loss) of These Entities Included Above	$18	$(22)	$1

Derivatives

The tables below present quantitative disclosures about AXA Financial Group’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
At or For the Year Ended December 31, 2010

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts(1):
Futures	$8,920	$-	$-	$(1,856)
Swaps	1,698	-	50	(153)
Options	1,070	5	1	(49)

Interest rate contracts (1):
Floors	9,000	326	-	157
Swaps	12,166	389	366	907
Futures	14,859	-	-	567
Swaptions	11,150	306	-	(89)

Other freestanding contracts (1):
Foreign currency Contracts	133	-	1	1
Net investment income (loss)				(515)

Foreign currency contracts (2,4)	3,873	-	303	(212)

Embedded derivatives:
GMIB reinsurance contracts (2)	-	1,223	-	243

GWBL and other features (3)	-	-	38	17

Balances, Dec. 31, 2010	$62,869	$2,249	$759	$(467)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, Fees and Other income.

Derivative Instruments by Category
At or For the Year Ended December 31, 2009

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$8,250	$-	$-	$(2,628)
Swaps	1,574	2	29	(533)
Options	11,650	920	1,139	(818)

Interest rate contracts (1):
Floors	15,000	300	-	(128)
Swaps	8,707	102	236	(441)
Futures	6,785	-	-	(2,278)
Swaptions	1,200	45	-	(17)

Net investment income (loss)				(6,843)

Foreign Currency Contracts (2,4)	3,873	-	113	(114)

Embedded derivatives:
GMIB reinsurance contracts (2)	-	980	-	(1,005)

GWBL and other features (3)	-	-	55	218

Balances, Dec. 31, 2009	$57,039	$2,349	$1,572	$(7,744)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets or Other liabilities in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, Fees and Other Income.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Financial Advisory/Insurance – MONY Acquisition

Goodwill related to the MONY Acquisition, none of which is expected to be deductible for tax purposes, totaled $369 million and $369 million at December 31, 2010 and 2009, respectively.  AXA Financial tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  AXA Financial primarily applies a discounted cash flow valuation technique to measure the fair value of its Insurance Group reporting unit, utilizing the cash flows projected from management’s current business plan, and validates the result to current market metrics.  In accordance with the accounting guidance, AXA Financial determined that goodwill was not impaired at December 31, 2010 and 2009 as the fair value of its investment in the Insurance Group exceeded the carrying value at each respective measurement date.  Significant deterioration or prolonged weakness in the financial markets and the economy generally would adversely impact the goodwill impairment testing for the Insurance Group and also may require more frequent testing for impairment.  In addition, the future cash flow expectations and other assumptions underlying management’s current business plan could be negatively impacted by other risks to which the Insurance Group’s business is subject, including, but not limited to, reduced product margins, increased surrender rates, and severe adverse mortality.  Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings (loss).

The following presents a summary of other intangible assets, including VOBA, as of December 31, 2010 and 2009 related to the MONY Acquisition:

Intangible Assets Subject to Amortization

	Gross
	Carrying	Accumulated
	Amount	Amortization		Net
	(In Millions)
December 31, 2010
VOBA	$869	$(485	)(1)	$384
Insurance distribution network	26		(15)	11
Total	$895		$(500)	$395

December 31, 2009
VOBA	$869	$(421	)(1)	$448
Insurance distribution network	26		(13)	13
Total	$895		$(434)	$461

(1)	Includes reactivity to unrealized investment gains (losses) reflected in other comprehensive income.

For 2010, 2009 and 2008, total amortization expense related to these intangible assets was $67 million, $45 million and $90 million, respectively.  Intangible assets amortization expense is estimated to range from $34 million in 2011 to $22 million in 2015.

Investment Management

The carrying value of goodwill related to AllianceBernstein totaled $4,443 million and $4,397 million at December 31, 2010 and 2009, respectively.  AXA Financial tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  In accordance with the accounting guidance, AXA Financial determined that goodwill was not impaired at December 31, 2010 and 2009 as the fair value of its investment in AllianceBernstein, the reporting unit, exceeded its carrying value at each respective measurement date.

AXA Financial primarily uses a discounted cash flow valuation technique to measure the fair value of its AllianceBernstein reporting unit for purpose of goodwill impairment testing.  The estimated fair value is determined using a discounted cash flow valuation technique consisting of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value.  In these tests, the discounted expected cash flow model uses AllianceBernstein’s current business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.  The resulting amount, net of noncontrolling interest, was tax-effected to reflect taxes incurred at the AXA Financial Group level.  At December 31, 2010, the impairment test indicated that goodwill was not impaired.

The gross carrying amount of AllianceBernstein related intangible assets were $845 million and $842 million at December 31, 2010 and 2009, respectively and the accumulated amortization of these intangible assets were $385 million and $349 million at December 31, 2010 and 2009, respectively.  Amortization expense related to the AllianceBernstein intangible assets totaled $37 million, $37 million and $37 million for 2010, 2009 and 2008, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $22 million.  AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Each quarter, significant assumptions used to estimate the expected cash flows from these intangible assets, primarily investment management contracts, are updated to reflect management’s consideration of current market conditions on expectations made with respect to customer account attrition and asset growth rates.  As of December 31, 2010, management determined that these intangible assets were not impaired.

On October 1, 2010, AllianceBernstein acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition was $49 million, consisting of $14 million of cash payments, $3 million of assumed deferred compensation liabilities and $32 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $2 million to SunAmerica based on its assets under management transferred to AllianceBernstein in the acquisition and the net present value of projected revenue sharing payments of $36 million based on newly-raised assets under management by the acquired group.  This contingent consideration payable was offset by $4 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46 million of goodwill.

At December 31, 2010 and 2009, respectively, net deferred sales commissions totaled $76 million and $90 million and are included within the Investment Management segment’s Other assets.  The estimated amortization expense of deferred sales commissions, based on the December 31, 2010 net asset balance for each of the next five years is $34 million, $20 million, $15 million, $6 million and $1 million.  AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization.  Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates.  As of December 31, 2010, AllianceBernstein determined that the deferred sales commission asset was not impaired.

If market conditions deteriorate significantly and securities valuations remain depressed for prolonged periods of time, AllianceBernstein’s assets under management, revenues, profitability, and unit price likely would be adversely affected.  As a result, more frequent impairment testing may be required and potentially could result in an impairment of the goodwill, intangible assets, and/or deferred sales commission asset attributable to AllianceBernstein. In addition, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2010 as management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.  Any impairment would reduce the recorded goodwill, intangible assets, and/or deferred sales commission asset amounts with a corresponding charge to earnings (loss).

5)	CLOSED BLOCKS

The operations of the AXA Equitable and MONY Life Closed Blocks are managed separately.

AXA Equitable Closed Block

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,272	$8,412
Policyholder dividend obligation	119	-
Other liabilities	142	70
Total Closed Block liabilities	8,533	8,482

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,416 and $5,575)	5,605	5,631
Mortgage loans on real estate	981	1,029
Policy loans	1,119	1,158
Cash and other invested assets	281	68
Other assets	245	264
Total assets designated to the Closed Block	8,231	8,150

Excess of Closed Block liabilities over assets designated to the Closed Block	302	332

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses) net of deferred income tax (expense) benefit of $(28) and $(23) and policyholder dividend obligation of $(119) and $0	53	44

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$355	$376

AXA Equitable’s Closed Block revenues and expenses follow:

	2010	2009	2008
	(In Millions)
REVENUES:
Premiums and other income	$365	$382	$393
Investment income (loss) (net of investment expenses of $0, $1, and 0)	468	482	496
Investment gains (losses), net:
Total OTTI losses	(31)	(10)	(46)
Portion of loss recognized in other comprehensive income (loss)	1	-	-
Net impairment losses recognized	(30)	(10)	(46)
Other investment gains (losses), net	7	-	(2)
Total investment gains (losses), net	(23)	(10)	(48)
Total revenues	810	854	841

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	776	812	819
Other operating costs and expenses	2	2	7
Total benefits and other deductions	778	814	826

Net revenues, before income taxes	32	40	15
Income tax (expense) benefit	(11)	(14)	(5)
Net Revenues	$21	$26	$10

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains (losses)	119	-
Balances, End of year	$119	$-

Impaired mortgage loans along with the related investment valuation allowances follows:

	December 31,
	2010	2009
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$62	$-
Impaired mortgage loans without investment valuation allowances	3	-
Recorded investment in impaired mortgage loans	65	-
Investment valuation allowances	(7)	-
Net Impaired Mortgage Loans	$58	$-

During 2010, 2009 and 2008, AXA Equitable’s Closed Block’s average recorded investment in impaired mortgage loans were $13 million, $0 million and $0 million, respectively.  Interest income recognized on these impaired mortgage loans totaled $1 million, $0 million and $0 million for 2010, 2009 and 2008, respectively.

Valuation allowances on mortgage loans at December 31, 2010 and 2009 were $7 million and $0 million, respectively.  Writedowns of fixed maturities were $30 million, $10 million and $46 million for 2010, 2009 and 2008, respectively.

MONY Life Closed Block

Summarized financial information for the MONY Life Closed Block is as follows:

	December 31,
	2010	2009
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,685	$6,819
Policyholder dividend obligation	298	189
Other liabilities	29	39
Total Closed Block liabilities	7,012	7,047

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $3,950 and $3,996)	4,136	4,065
Mortgage loans on real estate	752	832
Policy loans	898	921
Cash and other invested assets	113	68
Other assets	274	274
Total assets designated to the Closed Block	6,173	6,160

Excess of Closed Block liabilities over assets designated to
the Closed Block	839	887

Amounts included in accumulated other comprehensive income (loss),
net of policyholder dividend obligation of $(197) and $(79)	-	-

Maximum Future Earnings To Be Recognized From
Closed Block Assets and Liabilities	$839	$887

MONY Life Closed Block revenues and expenses follow:

	2010	2009	2008
	(In Millions)

REVENUES:
Premiums and other income	$295	$310	$333
Investment income (net of investment
expenses of $0, $0, and $0)	327	333	340
Investment gains (losses), net:
Total OTTI losses	(13)	(9)	(46)
Portion of loss recognized in other
comprehensive income (loss)	-	-	-
Net impairment losses recognized	(13)	(9)	(46)
Other investment gains (losses), net	(12)	13	4
Total investment gains (losses), net	(25)	4	(42)
Total revenues	597	647	631

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	521	568	542
Other operating costs and expenses	3	3	4
Total benefits and other deductions	524	571	546

Net revenues, before income taxes	73	76	85
Income tax (expense) benefit	(25)	(26)	(30)
Net Revenues	$48	$50	$55

Reconciliation of the MONY Life policyholder dividend obligation follows:

	2010	2009
	(In Millions)

Balance, beginning of year	$189	$6
Applicable to net revenues (losses)	(9)	-
Unrealized investment gains (losses)	118	183
Balance, End of Year	$298	$189

Impaired mortgage loans along with the related investment valuation allowances follows:

	December 31,
	2010	2009
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$117	$87
Impaired mortgage loans without investment valuation allowances	-	-
Recorded investment in impaired mortgage loans	117	87
Investment valuation allowances	(23)	(10)
Net Impaired Mortgage Loans	$94	$77

During 2010, 2009 and 2008, MONY Life’s Closed Block’s average recorded investment in impaired mortgage loans were $113 million, $35 million and $0 million, respectively.  Interest income recognized on these impaired mortgage loans totaled $5 million, $2 million and $0 million in 2010, 2009 and 2008, respectively.

Valuation allowances on mortgage loans on real estate were $23 million and $10 million at December 31, 2010 and 2009, respectively.  Writedowns of fixed maturities were $13 million, $9 million and $46 million for 2010, 2009 and 2008, respectively.

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2010	2009
	(In Millions)

Balance, beginning of year	$795	$808
Contractholder bonus interest credits deferred	39	61
Amortization charged to income	(62)	(74)
Balance, End of Year	$772	$795

7)	FAIR VALUE DISCLOSURES

Assets and liabilities are measured at fair value on a recurring basis and are summarized below:

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$29,282	$445	$29,733
U.S. Treasury, government
and agency	-	5,120	-	5,120
States and political subdivisions	-	528	49	577
Foreign governments	-	623	21	644
Commercial mortgage-backed	-	-	1,326	1,326
Residential mortgage-backed(1)	-	2,287	-	2,287
Asset-backed(2)	-	311	167	478
Redeemable preferred stock	281	1,342	10	1,633
Subtotal	287	39,493	2,018	41,798
Other equity investments	54	-	17	71
Trading securities	425	2,565	-	2,990
Other invested assets:
Short-term investments	-	352	-	352
Swaps	-	(27)	-	(27)
Futures	-	-	-	-
Options	-	4	-	4
Floors	-	326	-	326
Swaptions	-	306	-	306
Subtotal	-	961	-	961
Cash equivalents	3,764	-	-	3,764
Segregated securities	-	1,110	-	1,110
GMIB reinsurance contracts	-	-	1,223	1,223
Separate Accounts’ assets	91,734	2,184	207	94,125
Total Assets	$96,264	$46,313	$3,465	$146,042

Liabilities
Other invested liabilities:
Foreign currency swap	$-	$304	$-	$304
GWBL and other features’ liability	-	-	38	38
Total Liabilities	$-	$304	$38	$342

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$28,289	$636	$28,925
U.S. Treasury, government and
agency	-	3,956	-	3,956
States and political subdivisions	-	402	53	455
Foreign governments	-	340	21	361
Commercial mortgage-backed	-	-	1,782	1,782
Residential mortgage-backed (1)	-	2,516	-	2,516
Asset-backed (2)	-	55	238	293
Redeemable preferred stock	260	1,548	36	1,844
Subtotal	260	37,106	2,766	40,132
Other equity investments	95	-	2	97
Trading securities	424	1,505	-	1,929
Other invested assets	-	(144)	300	156
Cash equivalents	2,329	-	-	2,329
Segregated securities	-	986	-	986
GMIB reinsurance contracts	-	-	980	980
Separate Accounts’ assets	84,191	1,708	230	86,129
Total Assets	$87,299	$41,161	$4,278	$132,738

Liabilities
GWBL and other features’ liability	$-	$-	$55	$55
Total Liabilities	$-	$-	$55	$55

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

In 2010, AFS fixed maturities with fair values of $271 million and $60 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $82 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2.8% of total equity at December 31, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2010 and 2009, respectively.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage backed	Asset- backed

Balance, January 1, 2010	$636	$-	$53	$21	$1,782	$-	$238
Total gains (losses),
realized and unrealized,
included in:
Earnings (Loss) as:
Net investment income (loss)	3	-	-	-	3	-	-
Investment gains (losses), net	7	-	-	-	(393)	-	1
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	10	-	-	-	(390)	-	1
Other comprehensive
income (loss)	5	-	2	1	175	-	14
Purchases/issuances	31	-	-	-	-	-	-
Sales/settlements	(111)	-	(1)	(1)	(237)	-	(42)
Transfers into/out of
Level 3 (2)	(126)	-	(5)	-	(4)	-	(44)
Balance, Dec. 31, 2010	$445	$-	$49	$21	$1,326	$-	$167

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-					GWBL
	able	Other	Other	GMIB	Separate	and Other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

Balance, January 1, 2010	$36	$2	$300	$980	$230	$55
Total gains (losses),
realized and unrealized,
included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	8	-	-	-	(22)	-
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	225	-	-
Policyholders’ benefits	-	-	-	-	-	(34)
Subtotal	8	-	-	225	(22)	(34)
Other comprehensive
income (loss)	3	-	-	-	-	-
Purchases/issuances	-	-	-	18	2	17
Sales/settlements	(27)	(1)	-	-	(8)	-
Transfers into/out of
Level 3 (2)	(10)	16	(300)	-	5	-
Balance, Dec. 31, 2010	$10	$17	$-	$1,223	$207	$38

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commercial Mortgage- backed	Residential Mortgage backed	Asset- backed

Balance, January 1, 2009	$629	$-	$64	$62	$1,941	$-	$329
Total gains (losses),
realized and unrealized,
included in:
Earnings (Loss) as:
Net investment income (loss)	1	-	-	-	3	-	(2)
Investment gains (losses), net	(41)	-	-	-	(59)	-	(25)
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(40)	-	-	-	(56)	-	(27)
Other comprehensive
income (loss)	37	-	3	(8)	39	-	21
Purchases/issuances	116	-	1	-	-	-	-
Sales/settlements	(79)	-	-	(1)	(143)	-	(47)
Transfers into/out of
Level 3 (2)	(27)	-	(47)	-	1	-	(38)
Balance, Dec. 31, 2009	$636	$-	$21	$53	$1,782	$-	$238

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability

Balance, January 1, 2009	$23	$3	$547	$1,985	$335	$273
Total gains (losses),
realized and unrealized,
included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	(357)	-	-	-
Investment gains (losses), net	(99)	-	-	-	(95)	-
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	(1,006)	-	-
Policyholders’ benefits	-	-	-	-	-	(230)
Subtotal	(99)	-	(357)	(1,006)	(95)	(230)
Other comprehensive
income (loss)	70	-	-	-	-	-
Purchases/issuances	-	-	-	1	1	12
Sales/settlements	-	(1)	110	-	(7)	-
Transfers into/out of
Level 3 (2)	42	-	-	-	(4)	-
Balance, Dec. 31, 2009	$36	$2	$300	$980	$230	$55

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2010 and 2009 by category for Level 3 assets still held at December 31, 2010 and 2009, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income (Loss)	(Losses), Net	Reinsurance Contracts	OCI	holders’ Benefits
	(In Millions)
Level 3 Instruments
Full Year 2010
Still Held at December 31, 2010:
Change in unrealized
gains (losses):
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$12	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	2	-
Foreign governments	-	-	-	1	-
Commercial
mortgage-backed	-	-	-	147	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	14	-
Redeemable preferred stock	-	-	-	3	-
Subtotal	-	-	-	179	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	-	-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	243	-	-
Separate Accounts’ assets	-	(21)	-	-	-
GWBL and other features’ liability	-	-	-	-	17
Total	$-	$(21)	$243	$179	$17

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income (Loss)	(Losses), Net	Reinsurance Contracts	OCI	holders’ Benefits
	(In Millions)
Level 3 Instruments
Full Year 2009
Still Held at December 31, 2009:
Change in unrealized
gains (losses):
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$17	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(8)	-
Foreign governments	-	-	-	3	-
Commercial
mortgage-backed	-	-	-	25	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	7	-
Redeemable preferred stock	-	-	-	70	-
Subtotal	-	-	-	114	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	-	-
Other invested assets	(247)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(1,005)	-	-
Separate Accounts’ assets	-	(96)	-	-	-
GWBL and other features’ liability	-	-	-	-	218
Total	$(247)	$(96)	$(1,005)	$114	$218

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3, 6, 11 and 17 are presented in the table below.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,826	$4,950	$4,939	$4,905
Other limited partnership interests	1,556	1,556	1,422	1,422
Policyholders liabilities:
Investment contracts	3,179	3,262	3,382	3,390
Long-term debt	659	697	550	581
Loans to affiliates	1,280	1,292	1,712	1,772

Closed Blocks:
Mortgage loans on real estate	$1,733	$1,778	$1,861	$1,823
Other equity investments	1	1	2	2
SCNILC liability	7	7	8	8

8)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

AXA Equitable, MONY Life and MLOA have certain variable annuity contracts with GMDB, GMIB and GWBL features-in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include a five year or an annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$254	$310	$564
Paid guarantee benefits	(75)	(8)	(83)
Other changes in reserve	808	1,681	2,489
Balance at December 31, 2008	987	1,983	2,970
Paid guarantee benefits	(252)	(58)	(310)
Other changes in reserve	357	(364)	(7)
Balance at December 31, 2009	1,092	1,561	2,653
Paid guarantee benefits	(210)	(45)	(255)
Other changes in reserve	389	797	1,186
Balance at December 31, 2010	$1,271	$2,313	$3,584

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2008	$29
Paid guarantee benefits	(8)
Other changes in reserve	74
Balance at December 31, 2008	95
Paid guarantee benefits	(20)
Other changes in reserve	19
Balance at December 31, 2009	94
Paid guarantee benefits	(22)
Other changes in reserve	13
Balance at December 31, 2010	$85

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2010 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,739	$486	$141	$528	$12,894
Separate Accounts	$29,664	$8,231	$4,263	$34,896	$77,054
Net amount at risk, gross	$1,121	$1,153	$2,607	$10,017	$14,898
Net amount at risk, net of
amounts reinsured	$1,121	$1,047	$1,737	$10,000	$13,905
Average attained age of
contractholders	50.2	63.1	67.8	63.2	54.0
Percentage of contractholders
over age 70	7.9%	25.3%	44.5%	25.9%	13.7%
Range of contractually
specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$58	$607	$665
Separate Accounts	N/A	N/A	$2,956	$47,430	$50,386
Net amount at risk, gross	N/A	N/A	$1,316	$1,330	$2,646
Net amount at risk, net of
amounts reinsured	N/A	N/A	$387	$1,184	$1,571
Weighted average years
remaining until
annuitization	N/A	N/A	0.7	5.7	5.7
Range of contractually
specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
The GWBL and other guaranteed benefits related liability not included above, were $38 million and $55 million at December 31, 2010 and 2009, respectively, which is accounted for as embedded derivatives.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$49,925	$42,513
Fixed income	4,109	4,113
Balanced	22,252	20,965
Other	768	2,317
Total	$77,054	$69,908

GMIB:
Equity	$31,911	$27,911
Fixed income	2,471	2,530
Balanced	15,629	15,351
Other	375	626
Total	$50,386	$46,418

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  The program has also been extended to cover other guaranteed benefits as they have been made available.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At December 31, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $58,421 million and $11,936 million, respectively, with the GMDB feature and $42,774 million and $1,190 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net investment income (loss) in the period in which they occur, and may contribute to earnings (loss) volatility.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities:

Direct Liability (1)
(In Millions)

Balance at January 1, 2008	$135
Other changes in reserves	68
Balance at December 31, 2008	203
Other changes in reserves	52
Balance at December 31, 2009	255
Other changes in reserves	120
Balance at December 31, 2010	$375

(1)	There were no amounts of reinsurance ceded in any period presented.

9)	REINSURANCE AGREEMENTS

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

At December 31, 2010, AXA Financial Group had reinsured with non-affiliates in the aggregate approximately 6.7% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 40.6% of its current liability exposure resulting from the GMIB feature.  See Note 8.

Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2010 and 2009 were $1,223 million and $981 million, respectively.  The increases (decreases) in estimated fair value were $243 million, $(1,005) million and $1,861 million for 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, respectively, reinsurance recoverables related to insurance contracts amounted to $4,293 million and $4,237 million, of which $3,330 million and $3,314 million related to two specific reinsurers which have an AA- rating with the remainder of the reinsurers rated BBB and above.  A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

Reinsurance payables related to insurance contracts totaling $29 million and $31 million are included in other liabilities in the consolidated balance sheets at December 31, 2010 and 2009, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer.  Insurance liabilities ceded totaled $195 million and $207 million at December 31, 2010 and 2009, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers.  Reinsurance assumed reserves at December 31, 2010 and 2009 were $686 million and $651 million, respectively.

The following table summarizes the effect of reinsurance:

	2010	2009	2008
	(In Millions)

Direct premiums	$1,571	$1,542	$1,590
Reinsurance assumed	203	198	192
Reinsurance ceded	(232)	(249)	(260)
Premiums	$1,542	$1,491	$1,522

Universal Life and Investment-type Product Policy Fee Income Ceded	$219	$212	$213
Policyholders’ Benefits Ceded	$585	$520	$1,331
Interest Credited to Policyholders’ Account
Balances Ceded	$55	$61	$58

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $90 million and $93 million at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, respectively, $1,944 million and $2,000 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group.  Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2010	2009	2008
	(In Millions)

Incurred benefits related to current year	$30	$38	$36
Incurred benefits related to prior years	10	6	4
Total Incurred Benefits	$40	$44	$40

Benefits paid related to current year	$12	$13	$11
Benefits paid related to prior years	30	34	29
Total Benefits Paid	$42	$47	$40

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2010	2009
	(In Millions)

Short-term debt:
AllianceBernstein commercial paper (with
interest rates of 0.3% and 0.2%)	$225	$249
AXA Financial commercial paper (with an interest rate of 0.5%)	570	-
Senior Notes, 8.35%, due 2010	-	302
Senior Notes, 7.75%, due through 2010	-	480
Total short-term debt	795	1,031

Long-term debt:
AXA Financial:
Senior Debentures, 7.0%, due 2028	348	348
Mortgage Note, 8.0%, due 2019	109	-
Total AXA Financial	457	348

MONY Life:
Surplus Notes, 11.25%, due 2024	2	2
Total MONY Life	2	2

AXA Equitable:
Surplus Notes, 7.70%, due 2015	200	200
Total AXA Equitable	200	200

Total long-term debt	659	550

Total Short-term and Long-term Debt	$1,454	$1,581

Short-term Debt

AXA and certain of its subsidiaries, including AXA Financial, have a €3,500 million global revolving credit facility and a $1,000 million letter of credit facility, which is set to mature on June 8, 2012, with a group of 27 commercial banks and other lenders.  Under the terms of the revolving credit facility, up to $500 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960 million available to AXA Bermuda.  At December 31, 2010, no borrowings were outstanding.

On September 17, 2010, AXA and AXA Financial entered into a credit agreement with J. P. Morgan Europe Limited.  The credit agreement calls for a $250 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $250 million is available to AXA Financial for general corporate purposes until its maturity on September 17, 2014.  At December 31, 2010, no borrowings were outstanding.

On June 29, 2010, AXA and AXA Financial entered into a credit agreement with Citibank International PLC, Citibank N.A.  The credit agreement calls for a $300 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $300 million is available to AXA Financial for general corporate purposes until its maturity on June 29, 2015.  At December 31, 2010, no borrowings were outstanding.

On December 23, 2010, AXA and AXA Financial entered into a credit agreement with Citibank International PLC, Citibank N.A.  The credit agreement calls for a $250 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $250 million is available to AXA Financial for general corporate purposes until its maturity on December 23, 2015.  At December 31, 2010, no borrowings were outstanding.

AXA Equitable and MONY Life are members of the Federal Home Loan Bank of New York (“FHLBNY”), which provides these companies with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable and MONY Life purchased stock to meet their membership requirement ($13 million for AXA Equitable and $3 million for MONY Life, as of December 31, 2010).  Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable and MONY Life’s borrowing capacities with FHLBNY are $1,000 million and $250 million, respectively.  As members of FHLBNY, AXA Equitable and MONY Life can receive advances for which they would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2010, there were no outstanding borrowings from FHLBNY.

In December 2009, AXA, AXA Financial and AXA Bermuda entered into a credit agreement with a number of major European lending institutions.  The credit agreement provides for an unsecured revolving credit facility totaling €1,400 million (or its equivalent in optional currencies).  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014.  At December 31, 2010, no borrowings were outstanding.

On June 3, 2009, AXA Financial and its parent, AXA, initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate amount not to exceed $1,500 million outstanding at any time.  At December 31, 2010, $570 million was outstanding.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.00 billion with SCB LLC as an additional borrower.

The 2010 AB Credit Facility replaces AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.00 billion committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 AB Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 AB Credit Facility.

The 2010 AB Credit Facility will be available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.00 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 AB Credit Facility and management expects to draw on the 2010 AB Credit Facility from time to time.

As of December 31, 2010 and 2009, AllianceBernstein had no amounts outstanding under the 2010 AB Credit Facility or the previous revolving credit facilities, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $125 million while three lines have no stated limit.

Long-term Debt

In 2010, AXA Financial repaid $780 million, the current portion of its Senior Notes which had been reclassified into short-term debt at December 31, 2009.

At December 31, 2010, AXA Financial Group was not in breach of any long-term debt covenants.

11)	RELATED PARTY TRANSACTIONS

Loans to Affiliates

On December 22, 2008, borrowings by AXA America Holding, Inc., totaled $7 million with an interest rate of 1.73%.  This note was paid in full on January 6, 2009.

On May 16, 2008, AXA Financial entered into a Master Note agreement (the “Master Note”) with AXA Technology Services of America, Inc. (“AXA Tech America”), an affiliate, to loan AXA Tech America up to $5 million.  On April 1, 2009, the entire Master Note balance was repaid.

In September 2007, AXA issued $700 million in 5.40% Senior Unsecured Notes to AXA Financial Group.  These notes pay interest semi-annually and mature in September 2012.

On December 15, 2008, AXA Bermuda purchased a $500 million note from AXA.  On December 15, 2010, this note was amended.  The amended loan has a book value of $539 million with an interest rate of 5.4% payable semi-annually with a maturity date of December 15, 2020.  The $39 million increase in the book value of the loan was recorded as non-cash transaction with a corresponding non-cash increase to additional paid in capital.

On December 14, 2009 AXA Bermuda purchased $500 million commercial paper from AXA.  The commercial paper matured on January 14, 2010.

On December 31, 2009, AXA America Holding, Inc., issued a $12 million note to AXA Financial maturing on December 31, 2010 with an interest rate of 0.99%.  On January 5, 2010, a note for an additional $6 million was issued with the same terms.  These notes were paid in full on December 31, 2010.

On December 31, 2010, AXA America Holding, Inc. issued a $41 million note to AXA Financial maturing on December 30, 2011 with an interest rate of 0.78%.

Loans from Affiliates

In July 2004, AXA Financial issued Subordinated Notes to AXA, AXA Group Life Insurance (Japan) and AXA Insurance Co. (Japan) in the amounts of $510 million, $500 million and $270 million, respectively.  The $1,280 million in proceeds from these borrowings were used to fund the MONY Acquisition.  The Subordinated Notes originally matured on July 15, 2019 and have a floating interest rate, which resets semiannually on July 15 and January 15.  On March 30, 2010, $770 million of the notes with AXA Life Insurance Company, LTD were redeemed and replaced with notes with a floating rate that matures on March 30, 2020 and resets every March 30 and September 30.  At December 31, 2010, the floating rate in effect was 1.93% on the $510 million note maturing in 2019 and 1.66% on the $770 million note maturing in 2020.  Including the impact of the swap, the 2010, 2009 and 2008 interest cost related to the Subordinated Notes totaled approximately $22 million, $43 million and $64 million, respectively.

On June 16, 2009, AXA Financial issued a $440 million short-term note to AXA.  This note bore interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 15 basis points.  The proceeds from this note, whose original July 31, 2009 maturity date was amended to extend to October 16, 2009 and amended again to December 16, 2009, was contributed to a newly formed non-insurance subsidiary to support the purchase of investment real estate from AXA Equitable.  In connection with this purchase (the “AXA Equitable Property”), this subsidiary issued $660 million of 8.0% mortgage notes with a ten year term, $400 million to AXA Equitable, which is eliminated in consolidation, and $260 million to AXA UK PLC, an AXA affiliate, which is reported in Loans from affiliates on the consolidated balance sheet.  In 2010, certain operations of AXA UK PLC were sold.  As a result, $109 million of those loans are now reported in long-term debt.

On December 16, 2009, AXA Financial issued Senior Notes denominated in British pounds sterling to an AXA affiliate in the amount of £2 billion or $3,873 million.  The notes were issued in five tranches of $1,125 million, $772 million, $772 million, $759 million and $446 million.  The proceeds from these borrowings were used to repay $3,690 million in existing short-term and long-term borrowings (details below) with the remaining $183 million held by AXA Financial for future debt service.  The Notes have a maturity date of December 16, 2019 and a fixed interest rate of 6.4%, paid annually on December 16.  Concurrently, AXA Financial entered into a currency swap with AXA, covering the exchange rate on both the interest and principal payments related to these Notes until November 16, 2019.  At December 31, 2010 and 2009, respectively, accrued interest of $11 million and $11 million was recorded; annual debt service on these Senior Notes approximates $250 million.

The proceeds from the Senior Notes issued to the AXA affiliate were used to pay off the following:
A $440 million floating rate short-term note initially issued to AXA on June 16, 2009, described above.

A $250 million short-term note to AXA originally issued on March 31, 2008.  The funds were used to pay the $250 million of third-party debt that matured on April 1, 2008.

A $500 million fixed rate note issued to AXA on November 24, 2008.  AXA Financial used the proceeds to purchase a $500 million surplus note from AXA Equitable that is scheduled to mature on December 1, 2018.

Two $1,250 million floating rate notes issued to AXA December 15, 2008.  AXA Financial used $2,000 million of the proceeds from these borrowings to make a capital contribution to AXA Bermuda; the remaining $500 million was used to purchase an additional surplus note from AXA Equitable.  Like the note issued by AXA Equitable in November 2008, this surplus note is scheduled to mature on December 1, 2018.

Other Transactions

In fourth quarter 2008, AXA Equitable reinsured the GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 with AXA Bermuda, an affiliate that is an indirect wholly owned subsidiary of AXA Financial.  AXA Equitable transferred cash and derivative instruments with a fair value of $6,893 million equal to the market value of the insurance liabilities assumed by AXA Bermuda and income derived for the hedges related to these riders for the period from October through December 2008, to that entity.  AXA Bermuda is now managing the dynamic hedging program to mitigate risks related to the reinsured riders.

During fourth quarter 2010, AXA Bermuda borrowed $600 million under a $1,000 million Credit Facility between AXA Bermuda and AXA SA.  The credit facility terminates on February 13, 2012.  Interest on the credit facility is a floating rate based on LIBOR plus 200 basis points.  On December 29th AXA Bermuda repaid $300 million.  As of December 31, 2010, there was $300 million borrowing outstanding.  The $300 million was repaid on January 14, 2011.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life in 2010 (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers.  AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in 2008, MLOA on a one-year term basis.  Premiums earned in 2010, 2009, and 2008 under this arrangement totaled approximately $2 million, $2 million and $3 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $2 million, $2 million and $2 million, respectively.

AXA Life Insurance Company Ltd (Japan), an AXA subsidiary, cedes a portion of their annuity business to AXA Equitable.  Premiums earned in 2010, 2009 and 2008 totaled approximately $9 million, $8 million and $6 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $1 million, $1 million and $0 million, respectively.

AXA Financial, AXA Equitable, MONY Life and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements.  AXA Financial Group incurred expenses under such agreements of approximately $163 million, $155 million and $158 million in 2010, 2009 and 2008, respectively.  Expense reimbursements by AXA and AXA affiliates to AXA Financial Group under such agreements totaled approximately $51 million, $50 million and $63 million in 2010, 2009 and 2008, respectively.  The net receivable related to these contracts was approximately $6 million and $2 million at December 31, 2010 and 2009, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein.  These revenues are described below:

	2010	2009	2008
	(In Millions)

Investment advisory and services fees	$809	$644	$864
Distribution revenues	339	277	378
Other revenues - shareholder servicing fees	93	90	99
Other revenues - other	5	7	7
Institutional research services	-	1	1

12)	EMPLOYEE BENEFIT PLANS

AXA Financial Group (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering its qualifying employees (including certain qualified part-time employees), managers and financial professionals.  These pension plans are non-contributory and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans.  AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000.  AllianceBernstein’s benefits are based on years of credited service and average final base salary.  AXA Financial Group uses a December 31 measurement date for its pension and postretirement plans.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Acts”), signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of AXA Financial Group's health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of December 31, 2010 due to the significant uncertainty and complexity of many aspects of the new law.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the Medicare Modernization Act (“MMA”) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is “actuarially equivalent” to the benefit provided by the Medicare Part D program. Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law had to be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, AXA Financial Group reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

For 2010, cash contributions by AllianceBernstein and AXA Financial Group (other than AllianceBernstein) to their respective qualified pension plans were $6 million and $241 million.  The Pension Protection Act of 2006 (the “Pension Act”) introduced new funding requirements for single-employer defined benefit pension plans, provided guidelines for measuring pension plan assets and obligations for funding purposes, introduced benefit limitations for certain underfunded plans, and raised tax deduction limits for contributions to retirement plans.  Most of these changes were effective by December 31, 2009, including funding-based limits on future benefit accruals and payments.  The funding policy of AXA Financial Group for  its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.  AXA Financial Group’s (excluding AllianceBernstein) cash contributions during 2011 are estimated to be approximately $320 million.  AllianceBernstein currently estimates that it will contribute $7 million to its pension plan during 2011.

On June 27, 2008, AXA Financial Group announced certain benefit plans changes.  Subject to specific grandfathering provisions, active participants in certain MONY Life retirement plans will accrue future benefits under formulas the same as or similar to those provided under AXA Equitable plans.  Some of these changes took effect as of October 1, 2008 while others took effect as of January 1, 2009.  In addition, effective January 1, 2009, certain sales force participants under AXA Equitable’s non-qualified pension plan received their plan benefits on an annual basis rather than after separation from service.  Also, retiree life coverage for former MONY Life employees and sales force were adjusted to the standard amount offered under the AXA Equitable Group Life Insurance Plan as of January 1, 2009, subject to certain grandfathering provisions.  In 2008, AXA Financial Group recognized an aggregate reduction in its pension and other postretirement benefits obligations of approximately $35 million resulting from remeasurement of the respective benefit obligations coincident with announcement of these modifications in benefits entitlements.  This reduction was reflected as an increase in other comprehensive income and will reduce net periodic benefit cost in future periods based on applicable recognition or amortization requirements.

Effective December 31, 2008, AllianceBernstein amended its qualified pension plan to eliminate all future accruals for future services and compensation increases.  This amendment was considered a plan curtailment and resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $13 million, which was offset against existing deferred losses in AOCI.  In addition, as a result of all future service being eliminated, AllianceBernstein accelerated recognition of the existing prior service credit of $4 million in fourth quarter 2008.

Components of net periodic pension expense for AXA Financial Group’s qualified and non-qualified plans were as follows:

	2010	2009	2008
	(In Millions)

Service cost	$48	$50	$59
Interest cost	181	191	192
Expected return on assets	(131)	(139)	(228)
Curtailment gain	-	-	(4)
Net amortization	145	116	51
Plan amendments and additions	13	2	-
Net Periodic Pension Expense	$256	$220	$70

Changes in the PBO of AXA Financial Group’s qualified and non-qualified plans were comprised of:

	December 31,
	2010	2009
	(In Millions)

Projected benefit obligation, beginning of year	$3,131	$3,072
Service cost	40	42
Interest cost	181	191
Actuarial (gains) losses	248	100
Benefits paid	(239)	(276)
Plan amendments and additions	23	2
Projected Benefit Obligation, End of Year	$3,384	$3,131

The following table discloses the change in plan assets and the funded status of AXA Financial Group’s qualified and non-qualified pension plans:

	December 31,
	2010	2009
	(In Millions)

Pension plan assets at fair value, beginning of year	$1,622	$1,667
Actual return on plan assets	131	121
Contributions	247	57
Benefits paid and fees	(212)	(223)
Pension plan assets at fair value, end of year	1,788	1,622
PBO	3,384	3,131
Excess of PBO Over Pension Plan Assets	$(1,596)	$(1,509)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $1,596 million and $1,509 million at December 31, 2010 and 2009, respectively.  The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $3,384 million and $1,788 million, respectively, at December 31, 2010 and $3,131 million and $1,622 million, respectively, at December 31, 2009.  The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $3,303 million and $1,788 million, respectively, at December 31, 2010 and $3,044 million and $1,622 million, respectively, at December 31, 2009.  The accumulated benefit obligation for all defined benefit pension plans were $3,303 million and $3,044 million at December 31, 2010 and 2009, respectively.

The following table discloses the amounts included in AOCI at December 31, 2010 and 2009 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2010	2009
	(In Millions)

Unrecognized net actuarial (gain) loss	$1,884	$1,773
Unrecognized prior service cost (credit)	(14)	(16)
Total	$1,870	$1,757

The estimated net actuarial (gain) loss and prior service cost (credit), expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are $170 million and $(2) million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified pension plans of AXA Financial Group at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In Millions)

Fixed maturities	49.2%	45.4%
Equity securities	37.7	37.5
Equity real estate	10.1	10.1
Cash and short-term investments	3.0	7.0
Total	100.0%	100.0%

The primary investment objective of the qualified pension plans of AXA Financial Group is to maximize return on assets, giving consideration to prudent risk.  Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and MONY Life and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 0%-15% equity real estate and other investments.  Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

In 2010, AXA Equitable and MONY Life qualified pension plans continued to implement hedging strategies intended to lessen downside equity risk.  These hedging programs were initiated during fourth quarter 2008 and currently utilize derivative instruments, principally exchange-traded equity futures contracts, and exchange-traded funds that are managed in an effort to reduce the economic impact of unfavorable changes in the equity markets.

The following tables disclose the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of AXA Financial Group at December 31, 2010 and 2009, respectively.

December 31, 2010:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed maturities:
Corporate	$-	$587	$-	$587
US Treasury, government
and agency	-	239	-	239
States and political subdivisions	-	12	-	12
Foreign governments	-	1	-	1
Commercial mortgage-backed	-	-	14	14
Asset-backed	-	3	8	11
Other structured debt	-	-	6	6
Common and preferred equity	484	2	-	486
Mutual funds	141	-	-	141
Hedge funds	-	-	-	-
Derivatives, net	1	6	-	7
Private real estate investment funds	2	-	13	15
Private investment trusts	-	51	163	214
Commercial mortgages	-	-	-	-
Cash and cash equivalents	8	13	-	21
Short-term investments	2	31	-	33
Total	$638	$945	$204	$1,787

December 31, 2009:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed maturities:
Corporate	$-	$450	$-	$450
US Treasury, government
and agency	-	243	-	243
States and political subdivisions	-	10	-	10
Foreign governments	-	1	-	1
Commercial mortgage-backed	-	1	5	6
Asset-backed	-	4	4	8
Other structured debt	-	-	7	7
Common and preferred equity	637	2	-	639
Mutual funds	27	-	-	27
Hedge funds	-	7	-	7
Derivatives, net	(96)	-	-	(96)
Private real estate investment funds	1	-	12	13
Private investment trusts	-	44	147	191
Commercial mortgages	-	-	2	2
Cash and cash equivalents	33	28	-	61
Short-term investments	29	24	-	53
Total	$631	$814	$177	$1,622

At December 31, 2010, assets classified as Level 1, Level 2, and Level 3 comprise approximately 36%, 53% and 11%, respectively, of qualified pension plan assets.  At December 31, 2009, assets classified as Level 1, Level 2 and Level 3 comprised approximately 39.0%, 50.2% and 10.8%, respectively, of qualified pension plan assets.  See Note 2 for a description of the fair value hierarchy.  The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of AXA Financial Group that are measured at fair value on a recurring basis.  Except for an investment of approximately $163 million in a private REIT through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

The tables below present a reconciliation for all Level 3 qualified pension plan assets at December 31, 2010 and 2009, respectively.

	Fixed Maturities (1)	Private Real Estate Investment Funds	Private Investment Trusts	Commercial Mortgages	Total
	(In Millions)
Balance at December 31, 2009	$16	$12	$147	$2	$177
Actual return on plan assets:
Relating to assets still held at December 31, 2010	-	1	16	-	17
Relating to assets sold during 2010	-	-	-	-	-
Purchases, sales, issues and settlements, net	12	-	-	(2)	10
Transfers into/out of Level 3	-	-	-	-	-
Balance at December 31, 2010	$28	$13	$163	$-	$204

	Fixed Maturities (1)	Private Real Estate Investment Funds	Private Investment Trusts	Commercial Mortgages	Total
	(In Millions)
Balance at January 1, 2009	$19	$15	$224	$2	$260
Actual return on plan assets:
Relating to assets still held at December 31, 2009	2	(3)	(77)	-	(78)
Purchases, sales, issues and settlements, net	3	-	-	-	3
Transfers into/out of Level 3	(8)	-	-	-	(8)
Balance at December 31, 2009	$16	$12	$147	$2	$177

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by AXA Financial Group to measure the benefits obligations and related net periodic cost of its qualified and non-qualified pension plans reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under each of AXA Financial Group’s qualified and non-qualified pension plans were discounted using a published high-quality bond yield curve.  The discount rate used to measure each of the benefits obligations at December 31, 2010 and 2009 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2010 and 2009.

	AXA Financial Group
	2010	2009
Discount rates:
Benefit obligation	5.25%	6.00%
Periodic cost	6.00%	6.50%

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable.  Benefit payments under these contracts were approximately $14 million, $16 million and $17 million for 2010, 2009 and 2008, respectively.

In addition to the pension plans described above, AXA Financial Group maintains a qualified defined contribution plan, the AXA Equitable 401(k) Plan.  The cost recognized for this benefit plan for 2010, 2009 and 2008 was $18 million, $19 million and $23 million, respectively.

AXA Financial Group provides certain medical and life insurance benefits (collectively, “postretirement benefits”) for qualifying employees, managers and financial professionals retiring from AXA Financial Group.  AXA Financial Group contributes to the cost of retiree medical coverage for certain retirees based on years of service and age.  The life insurance benefits are related to age and salary at retirement for certain grandfathered retirees, and a flat dollar amount for others.  AXA Financial Group funds the postretirement benefits costs for these plans on a pay-as-you-go basis with the exception of certain fully insured retiree life insurance benefits.  For 2010, 2009 and 2008, postretirement benefits payments were $37 million, $43 million and $53 million, respectively, net of employee contributions.

Components of AXA Financial Group’s net postretirement benefits costs follow:

	2010	2009	2008
	(In Millions)

Service cost	$2	$2	$2
Interest cost	34	36	36
Net amortization	4	3	4
Net Periodic Postretirement Benefits Costs	$40	$41	$42

Changes in the accumulated benefits obligation of AXA Financial Group’s postretirement plans recognized in the accompanying consolidated financial statements are described in the following table:

	December 31,
	2010	2009
	(In Millions)

Accumulated postretirement benefits obligation, beginning of year	$589	$569
Service cost	2	2
Interest cost	34	35
Contributions and benefits paid	(42)	(46)
Medicare Part D subsidy	4	4
Actuarial (gains) losses	29	25
Accumulated Postretirement Benefits Obligation, End of Year	$616	$589

The following table discloses the amounts included in AOCI at December 31, 2010 and 2009 that have not yet been recognized as components of net periodic postretirement benefits cost:

	December 31,
	2010	2009
	(In Millions)

Unrecognized net actuarial (gains) losses	$131	$106
Unrecognized prior service (credit)	(8)	(10)
Total	$123	$96

The estimated net actuarial losses and prior service (credit) expected to be reclassified from AOCI and recognized as components of net periodic postretirement benefit cost over the next year are $(5) million and $(1) million, respectively.

The assumed discount rates for measuring the postretirement benefit obligations at December 31, 2010 and 2009 were determined in substantially the same manner as described above for measuring the pension benefit obligations.  The following table discloses the weighted-average assumptions used to measure AXA Financial Group’s postretirement benefit obligations and related net periodic cost at and for the years ended December 31, 2010 and 2009.

	2010	2009

Discount rates:
Benefit obligation	5.25%	6.00%
Periodic cost	6.00%	6.50%

The postretirement healthcare plans of AXA Financial Group reflects an anticipated subsidy from Medicare Part D, which is assumed to increase with the healthcare cost trend.  Since the subsidy is used to offset the  obligation of the plan, an increase in the healthcare cost trend rate results in a decrease in the liability and the corresponding expense.  If the health care cost trend rate assumption was increased by 1%, the accumulated postretirement benefits obligation as of December 31, 2010 would decrease by 1.2% and the sum of service and interest cost would decrease by 1.1%.

AXA Financial Group provides post-employment health and life insurance coverage plan for disabled former employees.  The accrued liabilities for these post-employment benefits were $37 million and $28 million, respectively, at December 31, 2010 and 2009.  Components of net post-employment benefits costs follow:

	2010	2009	2008
	(In Millions)

Service cost	$7	$5	$5
Interest cost	2	2	2
Net actuarial (gain) loss	5	3	(3)
Net Periodic Post-employment Benefits Costs	$14	$10	$4

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2011, and in the aggregate for the five years thereafter.  These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2010 and include benefits attributable to estimated future employee service.

		Postretirement Benefits
			Health
			Gross	Estimated	Net
	Pension	Life	Estimated	Medicare	Estimated
	Benefits	Insurance	Payment	Part D Subsidy	Payment
	(In Millions)

2011	$257	$26	$29	$4	$25
2012	266	26	28	5	23
2013	265	26	27	5	22
2014	263	26	26	6	20
2015	262	26	25	6	19
Years 2016-2020	1,279	128	107	30	77

AllianceBernstein maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives.  The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made, however, ACMC, Inc. (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives.  For the remaining active plans, benefits vest ratably over periods ranging from 3 to 8 years, and the related costs are amortized as compensation and benefit expense over the shorter of the vesting period or other basis provided for by specific plan provisions.  Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in Holding units, AllianceBernstein investment services, and, in certain instances, options to acquire Holding units.  Beginning in 2009, annual awards granted under the Amended and Restated AllianceBernstein Incentive Compensation Award Program were in the form of restricted Holding units.  AXA Financial Group recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $216 million, $221 million and $133 million for 2010, 2009 and 2008, respectively.  As further described in Note 13, the cost of the 2010 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.

In first quarter 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate its reporting obligation with the SEC.  AXA’s deregistration became effective in second quarter 2010.  Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares.  Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any.  The terms and conditions of AXA Financial’s share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are based on AXA ordinary shares.  In addition, due to U.S. securities law restrictions, certain blackouts on option exercise occur each year when updated financial information for AXA is not available.  Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the 401(k) Plan - AXA ADR Fund investment option were terminated coincident with AXA’s delisting and deregistration.  None of the modifications made to AXA Financial’s share-based compensation programs as a result of AXA’s delisting and deregistration resulted in recognition of additional compensation expense.

For 2010, 2009 and 2008, respectively, AXA Financial Group recognized compensation costs of $231 million, $93 million and $56 million for share-based payment arrangements as further described herein.

Performance Units.  On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $14 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $11 million and equity settlements of the remainder with approximately 114,757 AXA ordinary shares for aggregate value of approximately $3 million.  The AXA ordinary shares are subject to a non-transferability restriction for two years. These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADRs for which AXA Financial Group paid $7 million in settlement on April 10, 2010 of a forward purchase contract entered into on June 16, 2008.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 16, 2012 and March 18, 2013, respectively.  Participants may elect to receive AXA ordinary shares in lieu of cash for all or a portion of the performance units that vest on the third anniversary of the grant date.  For 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $14 million.

On May 10, 2009, approximately 318,051 performance units earned under the AXA Performance Unit Plan 2007 were fully vested for total value of approximately $5.1 million.  Distributions to participants were made on May 21, 2009, resulting in cash settlements of approximately 85% of these performance units for aggregate value of approximately $4 million and equity settlements of the remainder with approximately 46,615 restricted AXA ADRs for aggregate value of approximately $1 million. The AXA ordinary shares are subject to a non-transferability restriction for two years. These AXA ADRs were sourced from settlement on May 10, 2009 of a forward purchase contract entered into on September 26, 2007 by which AXA Financial took delivery of 78,000 shares for payment of approximately $4 million.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and the insurance-related businesses of AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan generally cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the stock having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 18, 2011.  For 2010 and 2009, AXA Financial Group recognized compensation expense of approximately $16 million and $8 million in respect of the March 20, 2009 grant of performance units.

On June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards expected to vest on April 1, 2010 under the terms of the AXA Performance Unit Plan 2008.  Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR based on 773,000 notional shares.  The forward purchase contract required AXA Financial to take delivery of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7 million.  The forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheets at December 31, 2009 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

On March 31, 2008, approximately 702,404 performance units earned under the AXA Performance Unit Plan 2006 were fully vested for total value of approximately $24 million, including incremental units earned from having exceeded targeted 2007 performance criteria by 0.68%.  Distributions to participants were made on April 10, 2008, resulting in cash settlements of approximately 78% of these performance units for aggregate value of approximately $19 million and equity settlements of the remainder with approximately 153,494 restricted AXA ADRs for aggregate value of approximately $6 million.  The AXA ADRs have a non-transferability restriction for two years, which expired in 2010. These AXA ADRs were sourced from settlement on March 31, 2008 of a forward purchase contract entered into on March 19, 2007, by which AXA Financial took delivery of 167,500 shares for payment of approximately $7 million.

For 2010, 2009 and 2008, AXA Financial Group recognized compensation costs of $30 million, $7 million and $11 million, respectively, for performance units earned to date.  The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved.  The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2010 and 2009 was $38 million and $18 million, respectively.  Approximately 2,209,314 outstanding performance units are at risk to achievement of 2010 performance criteria, primarily representing the grant of March 19, 2010 for which cumulative average 2010-2011 performance targets will determine the number of performance units earned and including one-half of the award granted on March 19, 2009.

Option Plans.   On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.  All of the options granted on March 19, 2010 have a ten-year term.  The weighted average grant date fair value per option award was estimated at $3.54 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.98% and a risk-free interest rate of 2.66%.  The total fair value of these options (net of expected forfeitures) of approximately $8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  For 2010, the expense associated with the March 19, 2010 grant of options was approximately $4 million.

On July 1, 2010, the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”) was established, under which various types of Holding unit-based awards may be granted to its employees and independent directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units.  The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date.  Under the 2010 Plan, the number of newly-issued Holding units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding units if they acquire the Holding units on the open market or through private purchases. During 2010, AllianceBernstein granted 25,910 options to buy Holding units and 12 million restricted Holding units, net of forfeitures, under the 2010 Plan.  As a result, Holding unit-based awards (including options) in respect of 48 million Holding units are available for grant as of December 31, 2010.

On January 23, 2009, AllianceBernstein granted to selected senior officers approximately 6.5 million options to purchase Holding units under the terms of its long-term incentive plan, having an aggregate fair value of approximately $23 million.  Except for certain option awards granted in 2007 pursuant to a special deferred compensation program, outstanding options to purchase AllianceBernstein Holding units generally vest ratably over a five year period.

The number of AXA ADRs or AXA ordinary shares authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2010 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs (3)		AllianceBernstein Holding Units
	Number Outstanding (In Millions)	Weighted Average Exercise Price		Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price
Options outstanding at
January 1, 2010	15.0	€23.75		10.9	$19.95	12.1	$41.79
Options granted	2.3	€14.98		-	$-	.4	$27.52
Options exercised	-	€-		(.6)	$16.69	(.5)	$17.05
Options forfeited, net	(1.0)	€26.80		(.3)	$27.10	(1.0)	$46.68
Options expired	-			-		(.8)	$51.39
Options Outstanding at
December 31, 2010	16.3	€22.34		10.0	$19.96	10.2	$41.24
Aggregate Intrinsic
Value (1)		€-	(2)		$10.5		$-	(2)
Weighted Average
Remaining
Contractual Term
(in years)	6.47			2.39		6.9
Options Exercisable at
December 31, 2010	8.7	€25.36		10.0	$19.97	2.7	$44.94
Aggregate Intrinsic
Value (1)		€-	(2)		$10.4		$-	(2)
Weighted Average
Remaining
Contractual Term
(in years)	5.17			2.36		4.7

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2010 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.
(3)	AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

Cash proceeds received from employee and financial professional exercises of stock options in 2010 was $10 million.  The intrinsic value related to employee and financial professional exercises of stock options during 2010, 2009 and 2008 were $3 million, $8 million and $44 million, respectively, resulting in amounts currently deductible for tax purposes of $1 million, $3 million and $15 million, respectively, for the periods then ended.  In  2010, 2009 and 2008, windfall tax benefits of approximately $1 million, $2 million and $10 million, respectively, resulted from employee and Financial Professional exercises of stock option awards.

At December 31, 2010, AXA Financial held 883,832 AXA ADRs and AXA ordinary shares in treasury at a weighted average cost of approximately $26.86 per share, of which approximately 645,414 were designated to fund future exercises of outstanding stock options and approximately 238,418 were designated to fund restricted stock grants.  The AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of  stock options.  These call options expired on November 23, 2009.  During 2010, AXA Financial utilized approximately 496,907AXA ADRs and AXA ordinary shares from treasury to fund exercises of  stock options.  Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of stock option awards, AXA Financial Group applies the Black-Scholes model formula and attributes the result over the requisite service period using the graded-vesting method.  A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares.  Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2010, 2009 and 2008, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2010	2009	2008	2010	2009	2008

Dividend yield	6.98%	10.69%	7.12%	7.2-8.2%	5.2-6.1%	5.4%

Expected volatility	36.5%	57.5%	34.7%	46.2-46.6%	40.0-44.6%	29.3%

Risk-free interest rates	2.66%	2.74%	4.19%	2.2-2.3%	1.6-2.1%	3.2%

Expected life in years	6.4	5.5	6.0	6.0	6.0-6.5	6.0

Weighted average fair value per option at grant date	$3.54	$2.57	$5.70	$6.18	$3.52	$10.85

For 2010, 2009 and 2008, AXA Financial Group recognized compensation costs for employee and  stock options of $21 million, $25 million, and $37 million, respectively.  As of December 31, 2010, approximately $6 million of unrecognized compensation cost related to unvested employee and financial professional stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by AXA Financial Group over a weighted average period of 1.6 years.

Restricted Awards.  Under the Stock Incentive Plan, AXA Financial grants restricted stock to employees and financial professionals of  its subsidiaries.  Generally, all outstanding restricted stock awards have vesting terms ranging from three to five years.  Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually.  Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent members of its General Partner.  In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.

In 2010, AllianceBernstein granted 13.1 million restricted Holding unit awards to employees.  To fund these awards, Holding issued 3.2 million Holding units and AllianceBernstein used 9.9 million, previously repurchased Holding units held in the consolidated rabbi trust.  There were approximately 30,000 unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2010.

In 2009, AllianceBernstein awarded approximately 1.4 million restricted Holding units in connection with certain employment and separation agreements with vesting terms ranging from two to five years.  In addition, approximately 8.4 million restricted Holding units were granted by AllianceBernstein under its 2009 incentive compensation program with ratable vesting over a four year period.  The aggregate grant date fair values of these 2009 restricted Holding unit awards was approximately $257 million.  On December 19, 2008, in accordance with the terms of his employment agreement, AllianceBernstein awarded Mr. Kraus, Chairman and CEO of AllianceBernstein, approximately 2.7 million restricted Holding units with a grant date fair value of $19.20 per Holding unit.  These Holding units vest ratably over a 5-year period and are subject to accelerated vesting.

For 2010, 2009 and 2008, respectively, AXA Financial Group recognized compensation costs of $149 million, $45 million and $8 million for awards outstanding under these restricted award plans.  The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.  At December 31, 2010, approximately 22 million restricted shares and Holding Units remain unvested.  At December 31, 2010, approximately $419 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.5 years.

The following table summarizes unvested restricted AXA stock activity for 2010.

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested as of January 1, 2010	404,485	$31.74
Granted	87,055	$19.76
Vested	(99,779)	$28.24
Forfeited	-
Unvested as of December 31, 2010	391,761	$29.97

Restricted stock vested in 2010, 2009 and 2008 had aggregate vesting date fair values of approximately $2 million, $2 million and $3 million, respectively.  In 2008, 149,413 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $5.6 million.

Tandem SARs/NSOs.  Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value.  The value of these tandem SARs/NSOs at December 31, 2009 was $1 million.  In third quarter 2010, all remaining outstanding and unexercised tandem SARs/NSOs expired out-of-the-money.  During 2010, 2009 and 2008, respectively, approximately 103,569, 11,368 and 652,919 of these awards were exercised at an aggregate cash-settlement value of $357,961, $77,723 and $9 million.  AXA Financial recorded compensation expense (credit) for these fully-vested awards of $(338,382), $(439,551) and $(7) million for 2010, 2009 and 2008, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the then-outstanding and unexercised awards.

SARs.  On March 19, 2010 and  March 20, 2009 respectively, 24,101 and  129,722 Stock Appreciation Rights (“SARs”) were granted to certain financial professionals of AXA Financial subsidiaries, each with a 4-year cliff vesting schedule.  These 2010 and 2009 awards entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 15.43 Euros and 10.00 Euros, respectively, as of the date of exercise.  At December 31, 2010, 384,330 SARs were outstanding, having weighted average remaining contractual term of 6.5 years.  The accrued value of SARs at December 31, 2010 and 2009 was $236,114 million and $1 million, respectively, and recorded as liabilities in the consolidated balance sheets.  For 2010, 2009 and 2008, AXA Financial Group recorded compensation expense for SARs of $(865,661), $731,835 and $(2) million, respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

AXA Shareplan.  In 2010, eligible employees and financial professionals of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2010.  Similar to the AXA Shareplan programs previously offered in 2001 through 2009, the plan offered two investment alternatives that, with limited exceptions, restrict sale or transfer of the purchased shares for a period of five years.  The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2010 to the discounted formula subscription price in Euros.  “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $14.60 per share.  “Investment Option B” permitted participants to purchase AXA ordinary shares at a 16.71% formula discounted price of $15.20 per share on a leveraged basis with a guaranteed return of initial investment plus 70% of any appreciation in the undiscounted value of the total shares purchased.  AXA Financial Group recognized compensation expense of $29 million in 2010, $12 million in 2009 and $2 million in 2008 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period.  Participants in AXA Shareplans 2010, 2009 and 2008 primarily invested under Investment Option B for the purchase of approximately 8 million, 6 million and 7 million AXA ordinary shares, respectively.

AXA Miles Program.  On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee and eligible financial professionals of AXA Group for the purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability. The grant date fair value of approximately 449,400 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $19 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2010, 2009 and 2008, respectively, AXA Financial Group recognized compensation expense of approximately $3 million, $4 million and $4 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee and eligible financial professionals will be considered for future award under terms then-to-be-determined and approved by the AXA Management Board.

Stock Purchase Plans.  On September 30, 2010, AXA Financial announced the rollout of a new stock purchase plan that offers eligible employees and financial professionals the opportunity to receive a 10% match on AXA ordinary share purchases.  The first purchase date was November 11, 2010, after which purchases generally will be scheduled to occur at the end of each calendar quarter. The number of AXA ordinary shares reserved for purchase under the Plan is $30,000,000.

For 2010, 2009 and 2008, respectively, AXA Financial Group recognized compensation expense of $259,450, $1 million and $1 million as related to payroll deductions authorized and applied under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 94,562, 337,029 and 272,428, representing a discount from the closing market value of the AXA ADR at the purchase dates defined in the annual offering documents (generally the last trading day of each month).  Beginning January 1, 2009, the stock purchase discount on the qualified plan and employer matching contribution under the AXA Financial, Inc. Non-Qualified Stock Purchase Plan were reduced from 15% to 10%.  Under the terms of the non-qualified plan, total AXA ADRs of 176,854, 734,545 and 588,244 were purchased during 2010, 2009 and 2008, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of  $220,604, $1 million and $2 million in 2010, 2009 and 2008, respectively.

14)	NET INVESTMENT INCOME (LOSS) AND INVESTMENT GAINS (LOSSES), NET

The following table breaks out Net investment income (loss) by asset category:

	2010	2009	2008
	(In Millions)

Fixed maturities	$2,209	$2,190	$2,156
Mortgage loans on real estate	320	329	354
Equity real estate	143	109	95
Other equity investments	125	(96)	(120)
Policy loans	319	324	325
Short-term investments	7	15	80
Derivative investments	(515)	(6,843)	6,754
Broker-dealer related receivables	12	15	66
Trading securities	113	143	(344)
Other investment income	8	15	34

Gross investment income (loss)	2,741	(3,799)	9,400

Investment expenses	(134)	(139)	(122)
Interest expense	(4)	(4)	(36)

Net Investment Income (Loss)	$2,603	$(3,942)	$9,242

For 2010, 2009 and 2008, respectively, Net investment income (loss) from derivatives included $(1,235) million, $(4,681) million and $5,661 million of realized gains (losses) on contracts closed during those periods and $720 million, $(2,162) million and $1,093 million of unrealized gains (losses) on derivative positions at each respective year end.

Investment gains (losses), net including changes in the valuation allowances are as follows:

	2010	2009	2008
	(In Millions)

Fixed maturities	$(320)	$(102)	$(500)
Mortgage loans on real estate	(36)	(18)	8
Equity real estate	-	-	(2)
Other equity investments	34	53	10
Other (1)	-	3	16
Investment Gains (Losses), Net	$(322)	$(64)	$(468)

(1)
In 2008, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of these transactions, AXA Financial Group recorded non-cash realized gains of $10 million for 2008.  In 2009, the FASB issued new guidance in which a gain or loss will be recognized only when an entity loses control and deconsolidates a subsidiary.  As a result, in 2009 and 2010, no gain or loss was recorded on these transactions.

There were no writedowns of mortgage loans on real estate in 2010, 2009 and 2008.  There were no writedowns of equity real estate in 2010, 2009 and 2008.

For 2010, 2009 and 2008, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $1,523 million, $5,299 million and $482 million.  Gross gains of $46 million, $410 million and $5 million and gross losses of $46 million, $207 million and $103 million were realized on these sales in 2010, 2009 and 2008, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for 2010, 2009 and 2008 amounted to $1,389 million, $3,182 million and $(3,259) million, respectively.

For 2010, 2009 and 2008, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $32 million, $40 million and $50 million.

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as AFS and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of AOCI and the changes for the corresponding years follow:

	2010	2009	2008
	(In Millions)

Balance attributable to AXA Financial Inc., beginning of year	$(134)	$(1,675)	$39
Changes in unrealized investment gains (losses) on investments	1,322	3,316	(3,336)
Impact of unrealized investment gains (losses) attributable to:
Participating group annuity contracts, Closed Blocks policyholder dividend obligation and other	(189)	(121)	(69)
DAC and VOBA	(127)	(745)	727
Deferred income tax (expense) benefit	(339)	(877)	924
Total	533	(102)	(1,715)
Less: Changes in unrealized investment (gains) losses attributable to noncontrolling interest	6	(32)	40
Balance Attributable to AXA Financial Inc., End of Year	$539	$(134)	$(1,675)

	2010	2009	2008
	(In Millions)

Balance, end of year comprises:
Unrealized investment gains (losses) on:
Fixed maturities	$1,303	$(26)	$(3,331)
Other equity investments	2	9	(2)
Total	1,305	(17)	(3,333)
Impact of unrealized investment gains (losses)
attributable to:
Participating group annuity contracts,
Closed Blocks policyholder dividend
obligation and other	(310)	(121)	-
DAC and VOBA	(151)	(24)	721
Deferred income tax (expense) benefit	(296)	43	920
Total	548	(119)	(1,692)
Less: (Income) loss attributable to noncontrolling interest	(9)	(15)	17
Balance Attributable to AXA Financial Inc.,
End of Year	$539	$(134)	$(1,675)

15)	INCOME TAXES

A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2010	2009	2008
	(In Millions)

Income tax (expense) benefit:
Current (expense) benefit	$(36)	$555	$(98)
Deferred (expense) benefit	411	1,225	(1,753)
Total	$375	$1,780	$(1,851)

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects are as follows:

	2010	2009	2008
	(In Millions)

Expected income tax (expense) benefit	$42	$1,604	$(2,022)
Noncontrolling interest	57	91	90
Separate Accounts investment activity	55	76	68
Non-taxable investment income (loss)	15	27	(25)
Adjustment of tax audit reserves	(20)	8	(11)
State income taxes	(5)	(12)	(23)
AllianceBernstein Federal and foreign taxes	(3)	(8)	80
Tax settlement	99	-	-
ACMC conversion	135	-	-
Other	-	(6)	(8)
Income Tax (Expense) Benefit	$375	$1,780	$(1,851)

AXA Financial recognized a tax benefit in 2010 of $99 million related to the settlement with the Appeals Office of the Internal Revenue Service (“IRS”) of issues for the 1997-2003 tax years.

Due to the conversion in 2010 of ACMC, Inc. from a corporation to a limited liability company AXA Financial recognized a tax benefit of $135 million primarily related to the release of state deferred taxes.

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”).  This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61, and the U.S. Department of the Treasury (the “Treasury”) indicated that it would address the computational issues in a regulation project.  The Treasury 2010-2011 Priority Guidance Plan includes an item for guidance with respect to the calculation of the separate account dividend received deduction.  Any regulations that the Treasury ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  The ultimate timing and substance of any such regulations are unknown, but they could result in the elimination or reduction of the Separate Account DRD tax benefit that AXA Financial Group receives.

The components of the net deferred income taxes are as follows:

	December 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$848	$-	$1,052	$-
Net operating loss	756	-	874	-
Reserves and reinsurance	-	331	-	1,173
DAC and VOBA	-	2,670	-	2,605
Unrealized investment gains (losses)	-	296	84	-
Investments	-	134	106	-
Alternative minimum tax credits	241	-	-	-
Other	107	-	96	-
Total	$1,952	$3,431	$2,212	$3,778
AXA Financial has Federal tax net operating loss carryforwards of $2,159 million that will expire at various dates from 2022 through 2030.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

AXA Financial provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.  As of December 31, 2010, $257 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested.  At existing applicable income tax rates, additional taxes of approximately $93 million would need to be provided if such earnings were remitted.

At December 31, 2010, the total amount of unrecognized tax benefits was $649 million, of which $608 million would affect the effective rate and $41 million was temporary in nature.  At December 31, 2009, the total amount of unrecognized tax benefits was $758 million, of which $508 million would affect the effective rate and $250 million was temporary in nature.

AXA Financial Group recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2010 and 2009 were $103 million and $95 million, respectively.  For 2010, 2009 and 2008, respectively, there were $8 million, $9 million and $6 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2010	2009	2008
	(In Millions)

Balance at January 1	$663	$568	$489
Additions for tax positions of prior years	194	161	110
Reductions for tax positions of prior years	(266)	(61)	(8)
Additions for tax positions of current year	1	1	3
Settlements with tax authorities	(46)	(6)	(26)
Balance, December 31	$546	$663	$568

IRS examinations of the AXA Financial's Federal income tax returns for 2004 and 2005 are expected to be completed during 2011.  IRS examinations for the MONY Companies from the date of its acquisition in 2004 through 2007 commenced in 2010.  It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the completion of the AXA Financial 2004 and 2005 examinations and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)	DISCONTINUED OPERATIONS

AXA Financial Group’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at December 31, 2010 and 2009.  The following tables reconcile the Earnings (loss) from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings (loss) for the years ended December 31, 2009 and 2008:

	2010	2009	2008
	(In Millions)

Earnings (Loss) from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(16)	$(28)
Real estate held-for-sale	-	-	2
Disposal of business - Enterprise	-	1	(3)
Total	$-	$(15)	$(29)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$-	$6
Disposal of business - Enterprise	-	-	1
Total	$-	$-	$7

During second quarter 2009, an equity real estate property with a book value of $124 million was sold from Wind-up Annuities to a wholly owned subsidiary of AXA Financial for $320 million.  In connection with the sale, Wind-up Annuities acquired a $150 million mortgage on the sold property from the affiliate and acquired a $50 million interest in another equity real estate property from continuing operations.

Disposal of Businesses

In accordance with their October 2006 agreement, during 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital Management, Inc. (“Enterprise”) and Enterprise Fund Distributors, Inc., (“EFD”) transferred to Goldman Sachs Asset Management L.P. (“GSAM”) assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the “AXA Enterprise Funds”) and completed the reorganization of such funds to corresponding mutual funds managed by GSAM.  In 2008, AXA Financial completed the reorganization and/or liquidation of the remaining four retail mutual funds in AXA Enterprise Funds of the remaining funds which together had approximately $662 million in assets under management as of December 31, 2007.  As a result of management’s disposition plan, AXA Enterprise Funds advisory and distribution and investment management contracts and operations were reported as Discontinued Operations.  Proceeds received in 2008 on the disposition of the AXA Enterprise Funds totaled $3 million.

17)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings.  The balances for the past three years follow:

		December 31,
	2010	2009	2008
	(In Millions)

Unrealized gains (losses) on investments	$548	$(45)	$(1,692)
Defined benefit pension and other postretirement plans	(1,303)	(1,213)	(1,180)
Impact of implementing new accounting guidance, net of taxes	-	(74)	-
Total accumulated other comprehensive income (loss)	(755)	(1,332)	(2,872)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(9)	(15)	17
Accumulated Other Comprehensive Income (Loss)
Attributable to AXA Financial, Inc	$(764)	$(1,347)	$(2,855)

The components of other comprehensive income (loss) for the past three years follow:

	2010	2009	2008
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$1,013	$3,292	$(3,834)
(Gains) losses reclassified into net earnings (loss) during the year	309	98	498
Net unrealized gains (losses) on investments	1,322	3,390	(3,336)
Adjustments for policyholders liabilities, DAC and VOBA and deferred income taxes	(655)	(1,743)	1,582
Change in unrealized gains (losses), net of adjustments	667	1,647	(1,754)
Change in defined benefit pension and other postretirement plans	(90)	(33)	(662)
Total other comprehensive income (loss), net of income taxes	577	1,614	(2,416)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	6	(32)	40
Other Comprehensive Income (Loss) Attributable to AXA Financial, Inc.	$583	$1,582	$(2,376)

18)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2010, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were $0 million for 2011, 2012, 2013 and 2014 $200 million for 2015 and $460 million thereafter.

Leases

AXA Financial Group has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment.  Future minimum payments under non-cancelable operating leases for 2011 and the four successive years are $225 million, $231million, $238 million, $232 million, $224 million and $1,833million thereafter.  Minimum future sublease rental income on these non-cancelable operating leases for 2011 and the four successive years is $19 million, $24 million, $25million, $25 million, $25 million and $65 million thereafter.

At December 31, 2010, the minimum future rental income on non-cancelable operating leases for wholly owned investments in real estate for 2011 and the four successive years is $104 million, $106 million, $107 million, $104 million, $103 million and $426 million thereafter.

Restructuring

As part of AXA Financial Group’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations.  The restructuring costs and liabilities associated with AXA Financial Group’s initiatives were as follows:

	December 31,
	2010	2009	2008
	(In Millions)

Balance, beginning of year	$40	$92	$85
Additions	90	79	68
Cash payments	(97)	(121)	(47)
Other reductions	(5)	(10)	(14)
Balance, End of Year	$28	$40	$92

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with their workforce reductions commencing in 2008.  As a result, AllianceBernstein recorded a non-cash pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.

Guarantees and Other Commitments

AXA Financial Group provides certain guarantees or commitments to affiliates, investors and others.  At December 31, 2010, these arrangements include commitments by AXA Financial Group to provide equity financing of $506 million to certain limited partnerships under certain conditions.  Management believes AXA Financial Group will not incur material losses as a result of these commitments.

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

AXA Financial Group had $2,205 million of undrawn letters of credit, including $2,135 million at AXA Bermuda relating to reinsurance assumed from AXA Equitable, USFL and MLOA related to reinsurance at December 31, 2010.  AXA Financial Group had $179 million of commitments under existing mortgage loan agreements at December 31, 2010.

The Insurance Group has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda, a wholly-owned subsidiary of AXA Financial.

AXA Equitable, USFL and MLOA receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA   Bermuda holds assets in an irrevocable trust ($5,462 million) and/or letters of credit ($2,135 million).  Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances.  The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact our liquidity.

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

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.

In December 2010, AllianceBernstein executed a guarantee in connection with the $1,000 million 2010 AB Credit Facility. If SCB LLC is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

During 2010, AllianceBernstein executed three additional agreements with commercial banks, under which AllianceBernstein guaranteed $503 million of obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet its obligations, AllianceBernstein will pay the obligations when due.

During 2010, AllianceBernstein was not required to perform under these agreements and at December 31, 2010 had no liability outstanding in connection with these agreements.

19)	LITIGATION

Insurance Litigation

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In December 2010, the Court granted preliminary approval of a settlement between the parties and notices were sent to the class members.

A putative nationwide class action entitled Dennison v. MONY Life Retirement Income Security Plan for Employees et al. was filed in the District Court for the Western District of Wisconsin in June 2010.  The action was brought by a plan participant of both the Retirement Income Security Plan for Employees (“RISPE”) and the Excess Benefits Plans for MONY Employees (“Excess Plan”).  It alleges that lump sum distributions under the RISPE and Excess retirement plans have been and are being calculated incorrectly for some plan participant because the lump sum calculations use a discount rate that may be different from the one in effect at the time of the participants’ termination of employment, which the plaintiff contends violates ERISA and the terms of the RISPE and Excess Plan.  The complaint seeks monetary, injunctive and declaratory relief.  Plaintiff purports to represent a class consisting of all participants in the RISPE and/or Excess Plan who received lump sum distributions under one or both plans, and whose lump sum distributions were calculated using a discount rate other than the rate in effect at the time of their termination of employment.  In October 2010, the MONY defendants filed a motion to dismiss the complaint.  In December 2010, the Court granted the MONY defendants’ motion to dismiss as to the Excess Plan, but denied the motion as to the RISPE plan.

AllianceBernstein Litigation

Market Timing-Related Matters

In October 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, AB Holding, AllianceBernstein Corporation, AXA Financial, certain investment company funds (the “U.S. Funds”) distributed by AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, the registrants and issuers of those funds, certain officers of AllianceBernstein (the “AllianceBernstein defendants”), and certain other unaffiliated defendants, as well as unnamed Doe defendants.  The Hindo Complaint alleges that certain defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating various securities laws.

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

In April 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims.  The agreement was documented by a stipulation of settlement which has been approved by the court.  The settlement amount ($30 million), which AllianceBernstein previously expensed and disclosed, has been disbursed.  The derivative claims brought on behalf of AB Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

AXA Equitable, MONY Life and AXA Life are restricted as to the amounts they may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable, MONY Life and AXA Life to pay shareholder dividends not greater than $380 million, $57 million and $6 million, respectively, during 2011.  Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.  For 2010, 2009 and 2008, respectively, AXA Equitable’s, MONY Life’s and AXA Life’s combined statutory net income (loss) totaled $(454) million, $1,860 million and $(1,140) million.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $4,876 million and $4,681 million at December 31, 2010 and 2009, respectively.  In 2010, AXA Equitable paid $300 million in shareholder dividends; no dividends were paid in 2009 and 2008.  In 2010, 2009 and 2008, respectively, MONY Life paid $70 million, $0 million and $95 million in shareholder dividends.

At December 31, 2010, AXA Equitable, MONY Life and AXA Life, in accordance with various government and state regulations, had $113 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500 million surplus notes to AXA Financial. The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%.  The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the New York State Insurance Department (“the NYID”).  Interest expense in 2011 will approximate $71 million.

At December 31, 2010 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYID and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2010.

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

The following tables reconcile the AXA Equitable, MONY Life and AXA Life (collectively domestic life insurers) statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the applicable state’s laws and regulations with AXA Financial Group’s consolidated net earnings (loss) and equity on a U.S. GAAP basis.

	December 31,
	2010	2009	2008
	(In Millions)

Net change in statutory surplus and capital stock	$530	$175	$(3,806)
Change in AVR	(336)	285	(914)
Net change in statutory surplus, capital stock and AVR	194	460	(4,720)
Adjustments:
Future policy benefits and policyholders’ account balances	(49)	(6,023)	168
DAC and VOBA	663	809	(2,187)
Deferred income taxes	(1,045)	1,197	(4,167)
Valuation of investments	194	(708)	3,701
Valuation of investment subsidiary	397	(629)	5,249
Change in fair value of reinsurance contracts	2,351	(2,573)	1,575
Pension adjustment	105	53	1,531
Premiums and benefits ceded to AXA Bermuda	(1,099)	5,541	2,847
Issuance of surplus notes	-	-	(1,000)
Shareholder dividends paid	370	-	95
Changes in non-admitted assets	4	(29)	200
AXA Financial, other subsidiaries and consolidation/elimination adjustments	(1,982)	(995)	318
Other, net	(48)	(30)	(9)
U.S. GAAP adjustments for Wind-up Annuities	-	(195)	(16)
U.S. GAAP Net Earnings (Loss) Attributable to AXA Financial, Inc.	$55	$(3,122)	$3,585

	December 31,
	2010	2009	2008
	(In Millions)

Statutory surplus and capital stock	$4,430	$3,900	$3,725
AVR	445	781	496
Statutory surplus, capital stock and AVR	4,875	4,681	4,221
Adjustments:
Future policy benefits and policyholders’ account balances	(2,643)	(2,005)	(1,345)
DAC and VOBA	9,040	8,487	8,472
Deferred income taxes	(5,049)	(3,895)	(4,711)
Valuation of investments	2,182	815	(3,005)
Valuation of investment subsidiary	(834)	(1,223)	469
Fair value of reinsurance contracts	4,608	2,257	4,830
Deferred cost of insurance ceded to AXA Bermuda	2,937	3,178	3,496
Pension adjustment	40	44	479
Non-admitted assets	1,062	1,275	1,531
Issuance of surplus notes	(1,525)	(1,525)	(1,525)
Goodwill related to the MONY Acquisition	369	369	383
AXA Financial, other subsidiaries and consolidation/elimination adjustments	(3,697)	(1,718)	138
Other, net	(7)	(67)	(606)
U.S. GAAP adjustments for Wind-up Annuities	-	-	12
U.S. GAAP Total Equity Attributable to AXA Financial, Inc.	$11,358	$10,673	$12,839

21)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2010	2009	2008
	(In Millions)

Segment revenues:
Financial Advisory/Insurance	$8,298	$343	$16,678
Investment Management (1)	2,959	2,942	3,540
Consolidation/elimination	(29)	(36)	(76)
Total Revenues	$11,228	$3,249	$20,142

(1)
Intersegment investment advisory and other fees of approximately $75 million, $68 million and $103 million for 2010, 2009 and 2008, respectively, are included in total revenues of the Investment Management segment.

	2010	2009	2008
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Financial Advisory/Insurance	$(481)	$(5,113)	$4,923
Investment Management (2)	360	527	854
Consolidation/elimination	2	4	-
Total Earnings (Loss) from Continuing Operations, before Income Taxes	$(119)	$(4,582)	$5,777

(2)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2010	2009
	(In Millions)

Segment assets:
Financial Advisory/Insurance	$171,595	$159,818
Investment Management	12,363	12,026
Consolidation/elimination	(41)	(19)
Total Assets	$183,917	$171,825

In accordance with SEC regulations, securities with a fair value of $1,085 million and $948 million have been segregated in a special reserve bank custody account at December 31, 2010 and 2009, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

22)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2010 and 2009 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)

2010
Total Revenues	$2,527	$6,654	$2,715	$(668)

Earnings (Loss) from Continuing Operations, Net of Income Taxes	$287	$1,706	$(416)	$(1,522)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$287	$1,706	$(416)	$(1,522)

2009
Total Revenues	$2,295	$(1,814)	$1,596	$1,172

Earnings (loss) from Continuing Operations, Net of Income Taxes	$(37)	$(2,064)	$(398)	$(608)

Net Earnings (Loss) Attributable to AXA Financial, Inc.	$(39)	$(2,066)	$(405)	$(612)

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of
AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2011 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Financial Group changed its methods of accounting for non-controlling interests in consolidated financial statements on January 1, 2009 and for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2011

AXA FINANCIAL, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010

			Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$5,180	$5,120	$5,120
State, municipalities and political subdivisions	586	577	577
Foreign governments	485	535	535
Public utilities	4,884	5,202	5,202
All other corporate bonds	27,688	28,764	28,764
Redeemable preferred stocks	1,669	1,600	1,600
Total fixed maturities	40,492	41,798	41,798

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	30	28	28
Mortgage loans on real estate	4,826	4,950	4,826
Real estate	400	N/A	400
Real estate joint ventures	140	N/A	140
Policy loans	4,930	5,860	4,930
Other limited partnership interests and equity investments	1,699	1,699	1,699
Trading securities	3,076	2,990	2,990
Other invested assets	1,863	1,863	1,863

Total Investments	$57,456	$59,188	$58,674

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA FINANCIAL, INC.
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2010 AND 2009

	2010	2009
	(In Millions)

ASSETS
Investment in consolidated subsidiaries	$16,400	$15,834
Fixed maturities available for sale, at fair value (amortized costs, $0 and $2)	-	2
Total investments	16,400	15,836
Cash and cash equivalents	74	204
Loans to affiliates	1,366	1,337
Intangible assets, net	11	13
Income taxes receivable	335	307
Other assets	604	639
Total Assets	$18,790	$18,336

LIABILITIES
Short-term and long-term debt	$918	$1,131
Loans from affiliates	4,927	5,041
Liability for employee benefit plans	1,219	1,160
Accrued liabilities	368	331
Total liabilities	7,432	7,663

AXA FINANCIAL, INC. EQUITY
Common stock, $.01 par value, 2,000 million shares authorized, 436.2 million shares issued and outstanding	4	4
Capital in excess of par value	685	649
Retained earnings	11,456	11,401
Accumulated other comprehensive income (loss)	(764)	(1,347)
Treasury shares, at cost	(23)	(34)
Total AXA Financial, Inc. equity	11,358	10,673

Total Liabilities and AXA Financial, Inc. Equity	$18,790	$18,336

The financial information of AXA Financial, Inc. (“AXA Financial”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF EARNINGS (LOSS) (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)
REVENUES

Equity in earnings (losses) from continuing operations of consolidated subsidiaries	$482	$(2,665)	$4,092
Net investment income (loss):
Investment income (loss) from derivative instruments	(1)	(3)	(30)
Other investment income (loss)	91	91	28
Total net investment income (loss)	90	88	(2)
Other income	(82)	(1)	-
Total revenues	490	(2,578)	4,090

EXPENSES
Interest expense	321	268	163
Amortization of other intangible assets	2	2	14
General and administrative expenses	12	19	18
Total expenses	335	289	195

Earnings (loss) from continuing operations, before income taxes	155	(2,867)	3,895
Income tax (expense) benefit	101	65	31
Earnings (loss) from continuing operations	256	(2,802)	3,926

Equity in earnings (loss) from discontinued operations, net of income taxes	-	(15)	(29)
Equity in gains (losses) on disposal of discontinued
operations, net of income taxes	-	-	7
Net earnings (loss)	256	(2,817)	3,904
Less: net earnings (loss) attributable to the noncontrolling interest	(201)	(305)	(319)
Net Earnings (loss) attributable to AXA Financial, Inc.	$55	$(3,122)	$3,585

AXA FINANCIAL, INC.
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

Net earnings (loss)	$256	$(2,817)	$3,904
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
Equity in net (earnings) loss of subsidiaries	(482)	2,680	(4,070)
Dividends from subsidiaries	370	130	270
(Income) loss on derivative instruments	83	116	-
Change in income tax receivable	(50)	47	(33)
Other	(10)	(17)	27

Net cash provided by (used in) operating activities	167	139	98

Cash flows from investing activities:
Maturities and repayments	2	2	1
Repayments of loans to affiliates	-	12	-
Additional loans to affiliates	(29)	(14)	(1,006)
Purchases of investments	-	(119)	-
Contributions to subsidiaries	-	(440)	(2,071)
Cash settlements related to derivative instruments	(25)	-	-
Other	-	(13)	(4)

Net cash provided by (used in) investing activities	(52)	(572)	(3,080)

Cash flows from financing activities:
Repayment of long-term debt	(780)	-	(250)
Change in short-term financings	542	(11)	(9)
Proceeds from loans from affiliates	-	4,313	3,250
Repayments of loans from affiliates	-	(3,690)	(65)
Other	(7)	(2)	(12)

Net cash provided by (used in) financing activities	(245)	610	2,914

Change in cash and cash equivalents	(130)	177	(68)
Cash and cash equivalents, beginning of year	204	27	95

Cash and Cash Equivalents, End of Year	$74	$204	$27

Supplemental cash flow information:
Interest Paid	$89	$62	$70
Income Taxes Refunded	$70	$111	$5

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2010

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	Net	Policyholders’	of Deferred
	Policy	Policyholders’	and Other	And	Investment	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Income	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	(Loss) (1)	Credited	Costs	Expense (2)
	(In Millions)

Financial Advisory/
Insurance	$8,682	$27,900	$27,559	$4,795	$2,556	$5,377	$1,217	$2,185
Investment
Management	-	-	-	-	2	-	-	2,599
Consolidation/
Elimination	-	-	-	-	45	-	-	(31)
Total	$8,682	$27,900	$27,559	$4,795	$2,603	$5,377	$1,217	$4,753

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2009

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	Net	Policyholders’	of Deferred
	Policy	Policyholders’	and Other	And	Investment	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Income	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	(Loss) (1)	Credited	Costs	Expense (2)
	(In Millions)

Financial Advisory/
Insurance	$9,015	$27,523	$26,321	$4,609	$(4,121)	$3,623	$(58)	$1,891
Investment
Management	-	-	-	-	149	-	-	2,415
Consolidation/
Elimination	-	-	-	-	30	-	-	(40)
Total	$9,015	$27,523	$26,321	$4,609	$(3,942)	$3,623	$(58)	$4,266

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2008

	Policy			Amortization
	Charges	Net	Policyholders’	of Deferred
	And	Investment	Benefits and	Policy	Other
	Premium	Income	Interest	Acquisition	Operating
Segment	Revenue	(Loss) (1)	Credited	Costs	Expense (2)
	(In Millions)

Financial Advisory/ Insurance	$4,697	$9,506	$6,948	$2,975	$1,832
Investment Management	-	(290)	-	-	2,686
Consolidation /Elimination	-	26	-	-	(76)
Total	$4,697	$9,242	$6,948	$2,975	$4,442

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA FINANCIAL, INC.
SCHEDULE IV
REINSURANCE (A)
AT AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars In Millions)
2010
Life Insurance In-force	$513,410	$194,949	$35,583	$354,044	10.1%

Premiums:
Life insurance and annuities	$1,427	$139	$187	$1,475	12.7%
Accident and health	144	93	16	67	23.8%
Total Premiums	$1,571	$232	$203	$1,542	13.2%

2009
Life Insurance In-force	$497,473	$217,915	$38,352	$317,910	12.1%

Premiums:
Life insurance and annuities	$1,388	$146	$179	$1,421	12.5%
Accident and health	154	103	19	70	27.3%
Total Premiums	$1,542	$249	$198	$1,491	13.3%

2008
Life Insurance In-force	$482,541	$231,037	$39,170	$290,674	13.48%

Premiums:
Life insurance and annuities	$1,427	$146	$169	$1,450	11.64%
Accident and health	163	114	23	72	32.10%
Total Premiums	$1,590	$260	$192	$1,522	12.61%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Financial, Inc. and its subsidiaries’ (“AXA Financial”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that AXA Financial’s disclosure controls and procedures are effective.

Management’s annual report on internal control over financial reporting

Management, including the Chief Executive Officer and Chief Financial Officer of AXA Financial, is responsible for establishing and maintaining adequate internal control over AXA Financial’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

AXA Financial’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that AXA Financial’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of AXA Financial’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by AXA Financial’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit AXA Financial to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes to AXA Financial’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, AXA Financial’s internal control over financial reporting.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The directors, director nominees and executive officers of AXA Financial are as follows:

Name	Age	Position
Henri de Castries	56	Chairman of the Board, Director
Mark Pearson	52	President and Chief Executive Officer, Director
Andrew J. McMahon	56	Director Nominee, Senior Executive Vice President and President, Financial Protection and Wealth Management
Ramon de Oliveira	56	Director Nominee
Denis Duverne	57	Director
Charlynn Goins	68	Director
Danny L. Hale	66	Director
Anthony J. Hamilton	69	Director
Mary R. Henderson	60	Director
James F. Higgins	63	Director
Peter S. Kraus	58	Director
Scott D. Miller	58	Director
Joseph H. Moglia	61	Director
James A. Shepherdson	58	Director Nominee, Former Senior Executive Vice President and President, Retirement Savings
Lorie A. Slutsky	58	Director
Ezra Suleiman	69	Director
Peter J. Tobin	67	Director
Richard C. Vaughan	61	Director
Richard S. Dziadzio	47	Senior Executive Vice President and Chief Financial Officer
Nick Lane	37	Senior Executive Vice President and President, Retirement Savings
Salvatore Piazzolla	58	Senior Executive Vice President, Head of Human Resources
Richard V. Silver	55	Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer

BIOGRAPHIES

Mr. de Castries has been a Director of AXA Financial since September 1993 and has served as Chairman of the Board since April 1998.  Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA.  Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010.  Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a director of AXA Equitable (since September 1993), MONY Life (since July 2004), MLOA (since July 2004), AllianceBernstein Corporation (since October 1993) and various other subsidiaries and affiliates of the AXA Group.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government.  The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Mr. Pearson has been a Director of AXA Financial since January 1, 2011 and President and Chief Executive Officer of AXA Financial since February 11, 2011.  Mr. Pearson was also elected Chairman of the Board and Chief Executive Officer of AXA Equitable effective February 11, 2011.  Mr. Pearson is a member of AXA’s Management and Executive Committees.  Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA.  Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident.  Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants.  Mr. Pearson is also a director of AXA Equitable, MONY Life and MLOA (since January 2011) and AllianceBernstein (since February 2011).

10-1

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Mr. McMahon is nominated to become a member of the board of directors at the May 2011 annual meeting of our shareholder.  Mr. McMahon joined AXA Financial Group in March 2005 and is currently Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial.  Mr. McMahon served as President of AXA Financial on an interim basis for the period January 1, 2011 through February 11, 2011.  Since January 1, 2010, Mr. McMahon has also served as President of AXA Equitable.  Prior thereto, Mr. McMahon served as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Equitable.  Mr. McMahon has overall responsibility for life insurance manufacturing, marketing, distribution, business management operations, and in-force management.  He is also Chairman of AXA Advisors, LLC, the company’s broker/dealer and retail distribution channel since 2007.  Before joining AXA Equitable, Mr. McMahon was a principal at McKinsey & Co. and served as a life insurance practice leader in North America. Prior to McKinsey & Co., Mr. McMahon spent several years in management positions with various business divisions of General Electric Company.

Mr. McMahon will bring to the Board extensive financial services and insurance industry experience and key strategic planning, leadership and sales skills developed as an executive at AXA Financial Group, McKinsey & Co. and General Electric Company.

Mr. de Oliveira is nominated to become a member of the board of directors at the May 2011 annual meeting of our shareholder. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee.  He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY.  From 2002 and 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University.  Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm's Management Committee since its inception in 1995.  Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities.  Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC,  the Kauffman Foundation, Fonds de Dotation du Louvre, Tattinger-Kobrand and The Red Cross.  Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company.

Mr. de Oliveira will bring to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia.  The Board will also benefit from his perspective as a director of AXA and as a former director of other companies.

Mr. Duverne has been a Director of AXA Financial since November 2003.  Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors.  From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations.  Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010.  He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995.  Mr. Duverne is also a director of AXA Equitable (since February 1998), MONY Life (since July 2004), MLOA (since July 2004), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

10-2

Ms. Goins has been a Director of AXA Financial since September 2006.  Since December 2008, Ms. Goins has served as a Director of Federal National Mortgage Association Fannie Mae (“Fannie Mae”), where she serves on the Executive Committee, Compensation Committee and Nominating and Corporate Governance Committee (Chair).  Since July 2008, she has also served as Chairman of the Board (Distribution Committee) of The New York Community Trust.  Prior to being elected its Chairman, Ms. Goins served as Vice Chairman and a member of the Trust’s Distribution Committee.  Previously, Ms. Goins served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to September 2008.  She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004.  Ms. Goins is also a director of AXA Equitable, MONY Life and MLOA since September 2006.

Ms. Goins brings to the Board extensive experience in business, finance and public policy matters.  The Board also benefits from her perspective as a director of Fannie Mae and The New York Community Trust.

Mr. Hale has been a Director of AXA Financial since May 2010.  From January 2003 to March 2008, Mr. Hale served as Senior Vice President and Chief Financial Officer of The Allstate Corporation.  Prior to joining The Allstate Corporation in January 2003, he was Executive Vice President and Chief Financial Officer of the Promus Hotel Corporation until its acquisition by the Hilton Hotels Group in 1999.  Prior to joining Promus Hotel Corporation, Mr. Hale was Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998.  Mr. Hale joined insurer USF&G Corporation in 1991 as Executive Vice President of Diversified Insurance & Investment Operations.  Prior thereto, Mr. Hale held various positions with each of Chase Manhattan Leasing and General Electric Company. Mr. Hale is also a director of AXA Equitable, MONY Life and MLOA since May 2010.

Mr. Hale brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.

Mr. Hamilton has been a Director of AXA Financial since December 1995.  Since April 2010, Mr. Hamilton has been a member of AXA’s Board of Directors, where he serves on the Audit Committee (Chair) and Compensation and Human Resources Committee.  Prior thereto, he was a member of AXA’s Supervisory Board from January 1996 to April 2010.  Mr. Hamilton is also a director of AXA Equity and Law plc since 1993 and its Non-executive Chairman since 1995 and a director of AXA UK plc since 1995 and its Non-executive Chairman since September 2000.  Mr. Hamilton joined the investment bank Fox-Pitt, Kelton Limited (“FPK”) in 1978. He was a principal shareholder and served as executive chairman of FPK from 1994 until FPK was acquired by Swiss RE in March 1999.  Mr. Hamilton retired from his executive responsibilities at FPK in 2004. Mr. Hamilton is currently a director of Tawa plc and is a former director of FPK; Pinault Printemps Redoute SA; Swiss Re Capital Markets Limited; CX Reinsurance; and Binlay Limited.  Mr. Hamilton is also a director of AXA Equitable, MONY Life and MLOA since May 2006.

Mr. Hamilton brings to the Board extensive financial services and insurance industry experience acquired through his years as a senior leader at FPK.  The Board also benefits from his perspective as a director of Tawa plc and AXA and certain of its other subsidiaries.

Ms. Henderson has been a Director of AXA Financial since December 1996.  Ms. Henderson is a consultant to the consumer products and food industries.  Previously, Ms. Henderson was a Corporate Vice President of Bestfoods Inc., where she held numerous executive positions including President of Bestfoods Grocery and Bestfoods Specialty Markets (“Bestfoods”).  Ms. Henderson is currently a director of Del Monte Foods Company, where she serves on the Nominating and Corporate Governance Committee (Chair).  Ms. Henderson is a former director of Pactiv Corporation and Royal Dutch Shell, plc.  Ms. Henderson is also a Trustee of Drexel University, and serves on the boards of the Foreign Policy Association (a non-profit organization dedicated to inspiring the American public to learn more about the world), and Visiting Nurse Service of New York.  Ms. Henderson is also a director of AXA Equitable (since December 1996), MONY Life (since July 2004) and MLOA (since July 2004).

10-3

Ms. Henderson brings to the Board valuable insight into executive management and leadership skills, corporate governance, business strategy, and consumer marketing experience developed through her roles as a consultant and executive with Bestfoods.  The Board also benefits from her perspective as a director of other public companies.

Mr. Higgins has been a Director of AXA Financial since December 2002.  Since June 2000, Mr. Higgins has been a director of the Morgan Stanley Fund Family, Morgan Stanley’s principal asset management business.  Previously, he served as a Senior Advisor to Morgan Stanley from 2000 to 2004 and as President and Chief Operating Officer – Individual Investor Group, Morgan Stanley Dean Witter from June 1997 to June 2000.  Mr. Higgins was President and Chief Operating Officer – Dean Witter Financial, Dean Witter Reynolds Inc. from 1993 to 1997.  Mr. Higgins is currently a director of The American Ireland Fund.  He is the former Chairman of the Board of Regents of Georgetown University from 2000-2003 and a member of the Board of Directors from 2003-2009. Mr. Higgins is also a director of AXA Equitable (since December 2002), MONY Life (since July 2004) and MLOA (since July 2004).

Mr. Higgins brings to the Board extensive knowledge of the financial services industry and key leadership skills developed through his many years of experience as an executive within the financial services industry.  The Board also benefits from his perspective as a director of the Morgan Stanley Fund Family.

Mr. Kraus has been a Director of AXA Financial since February 2009.  Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AllianceBernstein and AllianceBernstein Holding.  From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”).  Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee.  Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the Management and Executive Committees of AXA.  Mr. Kraus is also a director of AXA Equitable, MONY and MLOA since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Mr. Miller has been a Director of AXA Financial since September 2002.  Since February 2005, Mr. Miller has served as the Chief Executive Officer of SSA & Company (formerly known as Six Sigma Academy), a Six Sigma deployment firm providing progressive Six Sigma training and implementation.  Mr. Miller served as the President of SSA & Company from May 2004 to February 2005.  Prior thereto, Mr. Miller served as Non-Executive Vice Chairman of Hyatt Hotels Corporation from May 2003 through September 2003, as President from December 1999 to April 2003 and as Executive Vice President from August 1997 to December 1999.  Mr. Miller is a former Director of Interval International, Schindler Holdings, Ltd. and NAVTEQ Corporation.  Mr. Miller is currently a board member of the University of Wisconsin CULER, the Lincoln Park Zoo, the Steppenwolf Theater and the Latin School of Chicago.  Mr. Miller is also a director of AXA Equitable (since September 2002), MONY Life (since July 2004) and MLOA (since July 2004).

Mr. Miller brings to the Board key leadership, business operations improvement and analytical skills from his executive positions with SSA & Company and Hyatt Hotels Corporation.  The Board also benefits from his perspective as a former director to other public companies.

Mr. Moglia has been a Director of AXA Financial since November 2002.  Since October 2008, Mr. Moglia has served as Chairman of the Board of TD Ameritrade Holding Corporation (“TD Ameritrade”). From March 2001 to September 2008, Mr. Moglia served as TD Ameritrade’s Chief Executive Officer.  Mr. Moglia joined TD Ameritrade from Merrill Lynch, where he last served as Senior Vice President and head of the investment performance and product group for Merrill Lynch’s private client division.  Since January  2011, Mr. Moglia has served as President and Head Coach of the Omaha Nighthawks of the United Football League.  Prior thereto, Mr. Moglia served as Executive Advisor to the Head Football Coach at the University of Nebraska. Prior to entering the financial services industry, Mr. Moglia was the defensive coordinator for Dartmouth College’s football team.  Mr. Moglia also serves on the board of trustees of the STRATCOM Consultation Committee and is a director for Creighton University and for the National Italian American Foundation.  Mr. Moglia is also a director of AXA Equitable (since November 2002), MONY Life (since July 2004) and MLOA (since July 2004).

10-4

Mr. Moglia brings to the Board his extensive financial services experience and key leadership skill developed as an executive at TD Ameritrade, including as Chief Executive Officer, and as an executive at Merrill Lynch.  The Board also benefits from his perspective as a director of TD Ameritrade.

Mr. Shepherdson is nominated to become a member of the board of directors at the May 2011 annual meeting of our shareholder.  Mr. Shepherdson retired from AXA Financial Group in February 2011.  Prior to his retirement, Mr. Shepherdson served as Senior Executive Vice President and President, Retirement Savings at AXA Financial and AXA Equitable.  Mr. Shepherdson had overall responsibility for AXA Equitable’s annuity business including product manufacturing, service delivery, marketing, in-force management and wholesale distribution through AXA Distributors. Mr. Shepherdson also lead product manufacturing, service, sales support, product training, and third-party relationship support for AXA Equitable’s 401(k) and 403(b) retirement business.  He was also head of AXA Global Distributors, which distributes proprietary annuity products through financial intermediaries globally.  In addition to his positions with AXA Financial Group, Mr. Shepherdson also previously served as CEO of MetLife Investors Group and John Hancock Funds.  Mr. Shepherdson currently serves as chairman of the board of The Insured Retirement Institute.

Mr. Shepherdson will bring to the Board extensive financial services and insurance industry experience, and key strategic planning, leadership and sales skills developed as an executive at AXA Financial Group, MetLife and John Hancock.

Ms. Slutsky has been a Director of AXA Financial since September 2006.  Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations.  Ms. Slutsky is Treasurer and a board member of the Independent Sector and co-chaired its National Panel on the Nin-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits.  She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. Ms. Slutsky also served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997 and Chair of the Council on Foundations from 1989 to 1995. Ms. Slutsky is also a director of AXA Equitable, MONY Life and MLOA (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Mr. Suleiman has been a Director of AXA Financial since May 2006.  Since April 2010, Mr. Suleiman has been a member of AXA’s Board of Directors, where he serves on the Audit Committee and Ethics and Governance Committee.  Prior thereto, he was a member of AXA’s Supervisory Board from April 2003 to April 2010.  Mr. Suleiman is currently the IBM Professor of International Studies at Princeton University and has been a Professor of Politics at Princeton University since 1979.  Mr. Suleiman is currently a member of the Board of Directors of Suez Environnement, where he serves on the Audit and Accounts Committee (Chair) and the Appointments and Compensation Committee.  He is also the President of the Advisory Board of Institut Montaigne; and member of the Editorial Board of Comparative Politics; a member of the Editorial Committees of La Revue des Deux Mondes, Politique Américaine and Questions Internationales; and a member of the Council on Foreign Relations (New York) and HEC International Advisory Board.  Mr. Suleiman is also a director of AXA Equitable, MONY Life and MLOA since May 2006.

Mr. Suleiman brings to the Board key leadership and analytical skills from his positions in academia.  The Board also benefits from his perspective as a director of AXA and Suez Environnement.

Mr. Tobin has been a Director of AXA Financial since March 1999.  From September 2003 to May 2005, Mr. Tobin was Special Assistant to the President of St. John’s University.  Prior thereto, Mr. Tobin served as Dean of the Peter J. Tobin College of Business of St. John’s University from August 1998 to September 2003.  As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business.  Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997.  Prior thereto, Mr. Tobin was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991.  From January 2010 to February 2010, Mr. Tobin was the acting Chief Executive Officer of CIT Group Inc., where he has served on the board of directors since 1985 (except for one year during which CIT Group Inc. was owned by Tyco).  Mr. Tobin is also a director of AXA Equitable (since March 1999), MONY Life (since July 2004), MLOA (since July 2004) and AllianceBernstein Corporation (since May 2000).

10-5

Mr. Tobin brings to the Board invaluable expertise as an audit committee financial expert and key leadership and analytical skills from his positions in academia and as an executive within the financial services industry.  The Board also benefits from his perspective as a director of CIT Group Inc.

Mr. Vaughan has been a Director of AXA Financial since May 2010.  From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”).  Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division.  In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995.  Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Audit Committee (Chair), Compensation and Governance Committee and Executive Committee.  Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc.  Mr. Vaughan is also a director of AXA Equitable, MONY and MLOA since May 2010.

Mr. Vaughan brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.  The Board also benefits from his perspective as a director of MBIA, Inc. and as a former director to other public companies.

Mr. Dziadzio joined AXA Financial Group in July 2004 and has served as Senior Executive Vice President and Chief Financial Officer of AXA Financial since May 2010 and of AXA Equitable since January 2010.  Mr. Dziadzio was elected Executive Vice President and Chief Financial Officer of AXA Financial and AXA Equitable in January 2007.  Prior thereto, Mr. Dziadzio held various financial positions within AXA Financial Group. Before joining AXA Financial, Mr. Dziadzio held various positions with subsidiaries and affiliates of the AXA Group, which he originally joined in 1994 as a senior analyst in the corporate finance department. In 1997, he was promoted to corporate finance officer, handling corporate finance activities for the group in insurance and asset management in the U.S. and U.K.  In 1998, Mr. Dziadzio became head of finance and administration for AXA Real Estate Investment Managers. From February 2001 to June 2004, he was responsible for business support and development for AXA Financial, AllianceBernstein and AXA IM.  Mr. Dziadzio is a member of the Board of Directors of AllianceBernstein Corporation (since May 2007)

Mr. Lane rejoined AXA Financial Group in February 2011 as Senior Executive Vice President and President, Retirement Savings of AXA Financial and AXA Equitable.  Mr. Lane has overall responsibility for annuity product manufacturing, service delivery, marketing, in-force management and wholesale distribution.  Mr. Lane rejoined AXA Financial Group from AXA, where he served as head of AXA Group Strategy since 2008.  Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Financial Group, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co.  Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps.

Mr. Piazzolla joined AXA Financial Group in March 2011 as Senior Executive Vice President and Head of Human Resources of AXA Financial and AXA Equitable.  Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards.  Prior to joining AXA Financial Group, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations.  Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax.

Mr. Silver joined AXA Financial Group in 1986 and has been Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer of AXA Financial since May 2010 and of AXA Equitable since January 2010.  Mr. Silver oversees Central Marketing, Innovation and Communications; External Affairs; the Funds Management Group; Information Technology, the Strategic Initiatives Group and the Law Department.  From 1991 through 1994, he was President and Chief Operating Officer of AXA Advisors.  Mr. Silver returned to the Law Department in 1995 and held a series of management positions, becoming General Counsel of AXA Equitable in 1999 and Executive Vice President and General Counsel of AXA Financial in 2001.

10-6

CORPORATE GOVERNANCE

Board of Directors

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment and Finance Committees, each of which is described in further detail below. Each of the Directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2010.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. de Castries (Chair), Mr. Pearson, Mr. Duverne, Mr. Higgins and Mr. Tobin. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws.  The Executive Committee held no meetings in 2010.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Tobin (Chair), Mr. Hale, Ms. Henderson, Mr. Miller, Mr. Suleiman and Mr. Vaughan.  The primary purposes of the Audit Committee are to: (i) provide oversight in connection with (1) management’s conduct of the Company’s financial reporting process, (2) management’s development and maintenance of systems of internal accounting and financial controls, (3) the performance of AXA Financial’s internal audit function and (4) the work of the outside auditor engaged for purposes of the annual audit of AXA Financial’s financial statements; (ii) approve (1) the appointment, compensation and retention of the outside auditor and (2) the audit and non-audit services to be performed by the outside auditor and (iii) resolve any disagreement between management and the outside auditor regarding financial reporting.  The Board has determined that each of Messrs. Tobin, Hale and Vaughan is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board has also determined that each member of the Audit Committee is financially literate.  The Audit Committee met eight times in 2010.

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Mr. Higgins (Chair), Ms. Goins, Mr. Moglia, Ms. Slutsky and Mr. Tobin.  The primary purpose of the OCC is to (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees, (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management and (iii) be responsible for general oversight of compensation and compensation related matters.  The OCC held seven meetings in 2010.

The Investment and Finance Committee of the Board (“Investment and Finance Committee”) is currently comprised of Mr. Moglia (Chair), Mr. Higgins (Vice Chair), Mr. de Castries, Ms. Henderson, Mr. Miller and Mr. Tobin.  The Investment and Finance Committee met four times in 2010.  The primary purpose of the Investment and Finance Committee is to review, advise and make recommendations to the Board and management on finance and capital related matters.  The Investment and Finance Committee is generally focused on matters concerning asset and liability management, capital management and risk appetite and limits.

Independence of Certain Directors

Although not subject to the independence standards of the New York Stock Exchange, as a best practice AXA Financial has applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors.  Applying these standards, the Board of Directors of AXA Financial has determined that Ms. Goins, Mr. Hale, Mr. Hamilton, Mr. Higgins, Ms. Henderson, Mr. Miller, Mr. Moglia, Ms. Slutsky, Mr. Suleiman, Mr. Tobin and Mr. Vaughan are considered to be independent.

Code of Ethics

All of AXA Financial’s officers and employees, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial’s website at www.axa-equitable.com.  AXA Financial intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and chief accounting officer by posting such information on its website at the above address.  To date, there have been no such amendments or waivers.

10-7

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

10-8

Part III, Item 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview of the goals and principal components of our executive compensation program and describe how we determine the compensation of our “Named Executive Officers.”  For 2010, our Named Executive Officers were:

•	Christopher M. Condron, President and Chief Executive Officer of AXA Financial, Chairman, President and Chief Executive Officer of AXA Equitable through December 31, 2010 (retired)

•	Richard S. Dziadzio, Senior Executive Vice President and Chief Financial Officer of AXA Financial and AXA Equitable

•	James A. Shepherdson, Senior Executive Vice President and President, Retirement Savings of AXA Financial and AXA Equitable through January 31, 2011 (retired)

•
Andrew McMahon, Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial and AXA Equitable through December 31, 2010; Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial and President of AXA Equitable effective January 1, 2011

•	Richard V. Silver, Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer of AXA Financial and AXA Equitable

The details of each Named Executive Officer’s compensation may be found in the Summary Compensation Table and other compensation tables included in this Item 11.

Compensation Philosophy and Strategy

Overview

The overriding goal of our executive compensation program is to attract, retain and motivate top-performing executive officers who will dedicate themselves to the long-term financial and operational success of AXA Financial Group.  To this end, we have structured the program to foster a pay-for-performance management culture by:

•
providing total compensation opportunities that are competitive with the levels of total compensation available at the large diversified financial services companies with which we most directly compete in the marketplace;

•
making performance-based variable compensation the principal component of executive pay to drive superior performance by basing executive officers’ financial success on the financial and operational success of AXA Financial Group;

•
setting performance metrics and objectives for our variable compensation arrangements that reward executives for attaining both annual targets and medium-range and long-term business objectives, thereby providing individual executives with the opportunity to earn above-average compensation by achieving above-average results;

•
establishing equity-based arrangements that align our executives’ financial interests with those of our shareholder, AXA, by ensuring our executives have a material financial stake in the rising equity value of AXA and the business success of its affiliates; and

•	structuring compensation packages and outcomes to foster internal equity.

11-1

Compensation Components

To support this pay-for-performance strategy, our total compensation program provides a mix of fixed and variable compensation components that bases the majority of each executive’s compensation on our success and on an assessment of each executive’s overall contribution to that success.

Fixed Component

The fixed compensation component of our total compensation program, base salary, falls within the market median of the large financial services companies that are our major competitors and is meant to fairly and competitively compensate our executives for their positions and the scope of their responsibilities.

Variable Components

The variable compensation components of our total compensation program, our short-term incentive compensation program and our equity-based awards, give our executives the opportunity to receive compensation that is above the market average offered by our competitors by succeeding at various corporate and individual financial and operational performance objectives.  The variable compensation components measure and reward performance with short-term, medium-term and long-term focuses.

Our short-term incentive compensation program focuses our executives on annual corporate and business unit goals that, when attained, drive our global success over the long-term.  It also serves as our primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership.

Our equity-based awards are structured to reward both medium-term and long-term value creation.  Performance unit awards serve as our medium range incentive, typically with two or three-year vesting schedules and payouts in cash and AXA stock.  Our stock options, on the other hand, are intended to focus our executives on a longer time horizon.  Stock options are typically granted with vesting schedules of four years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA.  We are confident that such a direct alignment of the long-term interests of our executives with those of AXA, combined with the vesting terms of such awards, promotes executive retention, focuses our executives on gearing their performances to long-term value-creation strategies and discourages excessive short-term risk-taking.

How Compensation Decisions Are Made

Roles of the Supervisory Board and Management Board of AXA

Through April 2010, the global framework governing the executive compensation policies for AXA Group and its U.S. subsidiaries was set and administered at the AXA level through the operations of a dual corporate governance structure consisting of a Supervisory Board and a Management Board.  The Supervisory Board oversaw the activities of AXA, including the activities of the Management Board.  The Supervisory Board reviewed the compensation policies that apply to executives of AXA Group worldwide, which were then adapted to local law, conditions and practices by the boards of directors and compensation committees of AXA’s subsidiaries.  The Supervisory Board was also responsible for setting annual caps on equity-based awards and reviewing and approving all AXA equity-based compensation programs prior to their implementation, which it did in accordance with French laws that govern equity-based compensation.

The Management Board was responsible for AXA’s day-to-day management.  It reviewed the recommendations submitted to it by the local boards of directors and compensation committees on executive pay and equity awards for their own companies and forwarded its own evaluations and proposals to the Supervisory Board.  Such proposals included the Management Board’s recommendations as to the proper size of the equity compensation pools or equity-based compensation awards for that year.  The Supervisory Board would review these proposals and make its final determinations, including its decision from time to time on the sizes of the stock option and performance unit pools and equity compensation policy.  The Management Board was also responsible for approving the performance objectives used in the short-term incentive compensation programs of AXA’s subsidiaries worldwide.

The Compensation and Human Resources Committee of the Supervisory Board was responsible for reviewing the compensation of the members of the Management Board, which included Mr. Condron, in accordance with AXA’s global executive compensation policies, and submitted its recommendations to the Supervisory Board.  The Supervisory Board evaluated these recommendations and determined the mix of fixed and variable compensation components for each Management Board member.  The Compensation and Human Resources Committee was composed entirely of independent directors.

11-2

Recent Corporate Governance Changes at AXA
In April 2010, the shareholders of AXA voted to reorganize its dual corporate governance structure to create a simpler, unitary structure consisting of a single Board of Directors.  This change was intended to make AXA’s governance more efficient and better able to respond to rapid changes in the capital markets and to ongoing changes in the regulatory environment.

The AXA Board of Directors has formed a Compensation and Human Resources Committee that is entirely composed of independent directors and has similar responsibilities as the former Compensation and Human Resources Committee of the Supervisory Board.  In addition, following his appointment as Chairman and Chief Executive Officer of AXA, Mr. Henri de Castries established a Management Committee to assist him in the operational management of the Group.  Mr. Condron was a member of this Committee prior to his retirement.

Roles of the Organization and Compensation Committees and Boards of Directors of AXA Financial and AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Financial Group falls to the Organization and Compensation Committees (collectively, the “OCCs”) of the Boards of Directors of AXA Financial and AXA Equitable, respectively (collectively, the “Boards of Directors”).  Both OCCs consist of the same five members, all of whom were determined to be independent directors under New York Stock Exchange standards as of February 2011.  In implementing AXA’s global compensation program at the entity level, the OCCs are aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of either of the OCCs, participates in their deliberations related to compensation issues and assists in ensuring coordination with AXA’s processes.

The OCCs are primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Financial and its subsidiaries to ensure they support AXA Financial’s business strategy and meet the objectives set by AXA for its global compensation policy.  In particular, the OCCs are responsible for:

•	evaluating the performance of the Named Executive Officers and recommending to the Boards of Directors their compensation, including their salaries and variable compensation;
•	supervising the policies relating to compensation of officers and employees; and
•	reviewing corporate goals and objectives included in variable compensation arrangements and evaluating senior management performance in light of those goals and objectives.

Following their review and discussion, each of the OCCs submits their compensation recommendations to their respective Boards of Directors for their discussion and approval.  Pursuant to the provisions of the New York Insurance Law, the Board of AXA Equitable must approve the compensation of all principal officers of AXA Equitable and comparably paid employees.  In 2010, all the Named Executive Officers were principal officers or comparably paid employees.

Role of the Chief Executive Officer

Our Chief Executive Officer assists the OCCs in their review of the total compensation of all the Named Executive Officers except himself.  He provides the OCCs with his assessment of their performances relative to the corporate and individual goals and other expectations set for them for the preceding year.  He then provides his recommendations for each Named Executive Officer’s total compensation and the appropriate goals for each in the year to come.  However, the OCCs are not bound by his recommendations.

Other than the Chief Executive Officer, no Named Executive Officer plays a role in determining the compensation of any other Named Executive Officer.

11-3

Role of Human Resources

Human Resources supports the OCCs’ work on executive compensation matters, being responsible for many of the organizational and administrative tasks that underlie the compensation review and determination process and making presentations on various topics.  Human Resources’ efforts include, among other things:

•	suggesting appropriate peer groups for the approval of the OCCs, and updating existing selections;

•	evaluating the compensation data from peer groups, national executive pay surveys and other sources for the Named Executive Officers and other officers as appropriate;

•	gathering and correlating performance ratings and reviews for individual executive officers, including the Named Executive Officers;

•	reviewing executive compensation recommendations against appropriate market data and for internal consistency and equity; and

•	reporting to, and answering requests for information from, the OCCs.

Human Resources officers also coordinate and share information with their counterparts at AXA and take part in AXA’s annual comprehensive review of the total compensation of executive officers, as described below in the section entitled “Executive Compensation Review.”

Role of Compensation Consultant

Towers Watson has been retained by AXA Equitable to serve as an executive compensation consultant.  Towers Watson provides various services including advising senior management on various issues relating to our executive compensation practices and providing market information and analysis regarding the competitiveness of our total compensation program.

During 2010, Towers Watson performed the following specific services for senior management:

•	prepared a comparative review of the total compensation of Mr. Condron against that received by chief executive officers at peer companies;

•	provided periodic updates on legal, accounting and other developments and trends affecting compensation and benefits generally and executive compensation specifically;

•
offered competitive review of total compensation (including base, salary, targeted and actual annual incentives, annualized value of long-term incentives, welfare or retirement benefits) against selected peer companies, covering specific groups of executive positions; and

•	assisted us in analyzing general reports published by third party national compensation consultants on corporate compensation and benefits.

The senior management of Human Resources of AXA Equitable has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement upon 30 days’ written notice to Towers Watson.  The total amount of fees paid to Tower Watson by AXA Equitable in 2010 was approximately $80,000.  AXA Equitable also paid fees to Towers Watson for actuarial services unrelated to its compensation programs.

Use Of Competitive Compensation Data

Because AXA Financial Group competes most directly for executive talent with other large diversified financial services companies, we regard it as essential to regularly review the competitiveness of our total compensation program for our executives to ensure that we are providing compensation opportunities that compare favorably with the levels of total compensation offered to similarly situated executives by our peer companies.  We use a variety of sources of compensation information to benchmark the competitive market for our executives, including our Named Executive Officers.

11-4

For certain of our Named Executive Officers, our primary sources are compensation data compiled from peer groups of our business competitors, with different sources used for different officers depending on the availability of relevant data.

Mr. Condron

Mr. Condron’s peer group includes the following companies:

Affiliated Managers	Chubb	Metlife
AFLAC	Cigna	Principal
AllianceBernstein	Genworth	Prudential
Allstate	Hartford	Sunlife
Ameriprise	Janus	Travelers
Bank of New York	Lincoln
Blackrock	Manulife

Other Named Executive Officers

For Mr. Silver and Mr. Dziadzio, we rely primarily on the Tower Watson U.S. Diversified Insurance Study of Executive Compensation (“Towers Watson DIS”) for information to compare their total compensation to the total compensation reported for the top legal executives and top financial executives, respectively, paid by peer groups of companies that included:

Aegon USA	John Hancock	Northwestern Mutual
AIG, Inc.	Lincoln National Corp.	Pacific Life, Inc
Allstate	Massachusetts Mutual	Principal Financial Group, Inc
Genworth Financial	MetLife, Inc.	Prudential Financial, Inc.
Hartford Fin. Services	Nationwide	TIAA-CREFF
ING	New York Life, Inc.

For Mr. McMahon and Mr. Shepherdson, we rely primarily on data from the McLagan Management and Admin survey.  The survey summarizes compensation data on over 200 firms in the financial services and asset management industries.

Other Compensation Data Sources

We supplement the above U.S. compensation data sources with additional information from general surveys of corporate compensation and benefits published by various national compensation consulting firms.  We also participate in surveys conducted by Mercer, McLagan Partners, Towers Watson and LOMA Executive Survey to benchmark both our executive and non-executive compensation programs.

All these information sources are employed to measure and compare actual pay levels not only on an aggregate, total compensation basis but by breaking down our total compensation program component by component to review and compare specific compensation elements as well as the particular mixes of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at our peer companies.  This information, as collected and reviewed by senior management, is submitted to the OCCs for review and discussion.

Pricing Philosophy

We design our compensation practices with the aid of the market data to target the compensation of each Named Executive Officer at the median for the fixed component of compensation and at the 50th to 75th percentiles for total compensation with respect to the pay for comparable positions at the appropriate peer group.  Our analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies.  Differences in the amounts of total compensation for our Named Executive Officers in 2010 resulted chiefly from differences in each executive’s level of responsibilities, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

11-5

Executive Compensation Review

In addition to the foregoing processes, each year AXA Human Resources conducts a comprehensive review of the total compensation paid to the top approximately 300 executives of AXA Group worldwide, including all the Named Executive Officers except Mr. Condron.  The Chairman and Chief Executive Officer of AXA and the Deputy Chief Executive Officer of AXA participate in this review which focuses on the executives’ performance over the last year and the decisions made about their compensation in light of those performances.  The Chief Executive Officer of AXA Financial and AXA Equitable Human Resources participate in the portion of the review relating to AXA Financial and AXA Equitable executives.

Components Of The Total Rewards For Our Executive Officers

We provide a Total Rewards Program for our Named Executive Officers that consists of six components.  These components include the three components of our total compensation program (i.e., base salary, short-term incentive compensation and equity-based awards) as well as retirement, health and other benefit programs, severance and change-in-control benefits and perquisites.

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data.  Using this data, we maintain a 50th percentile pricing philosophy, comparing our base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise.  Once set, we usually do not increase base salaries for the Named Executive Officers, except to reflect a change in job responsibility.

Mr. Condron was the only Named Executive Officer with an employment agreement.  Under this agreement, Mr. Condron was entitled to a minimum rate of base salary of $1,000,000 per year.  Notwithstanding the foregoing, Mr. Condron agreed at the end of 2008 to a five percent cut in the rate of his 2009 base salary, equal in amount to $50,000, as part of austerity measures implemented for that fiscal year.  His full 2008 salary of $1,000,000 was restored for fiscal year 2010.  All of the other Named Executive Officers also agreed to the same five percent cut in their 2009 base salary as Mr. Condron, and also had their full rates of annual salary restored in 2010.

In 2010, each of the Named Executive Officers, except Mr. Condron, received an increase of $100,000 in their annual rate of base salary in addition to the restoration of their 2008 rates of base salary.  These increases were granted as part of the realignment of the Financial Advisory/Insurance segment of AXA Financial Group.  In connection with the realignment, each Named Executive Officer was assigned new and expanded responsibilities and received a corresponding increase in his rate of base salary.

The total increases in the annual rates of base salary (including the restoration of the austerity deductions) were as follows:  For Mr. Shepherdson, $125,000; for Mr. McMahon, $120,000; for Mr. Dziadzio, $120,000; and for Mr. Silver, $120,000.

The base salaries earned by the Named Executive Officers in 2010 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

11-6

Short-Term Incentive Compensation Program

Annual variable cash awards for the Named Executive Officers are available under The AXA Equitable Short-Term Incentive Compensation Program for Senior Officers (the “STIC Program”).
The purpose of the STIC Program is to:

•	align incentive awards with the company’s strategic objectives and reward employees based on both company and individual performance;
•	enhance the performance assessment process with a focus on accountability;
•	establish greater compensation differentiation based on performance;
•	provide competitive total compensation opportunities; and
•	attract, motivate and retain top performers.

The STIC Program awards are typically made in February each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year.  Awards can vary from year to year, and differ by participant, depending on the business and operational results of AXA Group and AXA’s United States Life and Savings Operations, "Life and Savings operations", which is a reference to AXA Financial Group’s insurance related businesses, as measured by the performance objectives under the STIC Program and certain qualitative measures as well as the participant’s individual contributions to those results.  No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires.

Individual Targets

Initially, individual target awards are assigned to each STIC Program participant based on evaluations of competitive market data for his or her position.  These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position.

STIC Program Pool

All the money available to pay STIC Program awards comes from, and is limited by, a cash pool (the “STIC Pool”) from which the awards of all the participants under the STIC Program are paid.  The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all STIC Program participants for the year is multiplied by a funding percentage (the “Funding Percentage”).  The Funding Percentage is initially based on a performance percentage that measures the combined performance of AXA Group and Life and Savings Operations against certain financial and other targets (the “Performance Percentage”).  The performance of the Investment Management segment of the AXA Financial Group is not considered for this purpose since it reports the business of AllianceBernstein, the officers of which do not participate in the STIC Program.  AllianceBernstein maintains separate compensation plans and programs.

After the Performance Percentage is determined, it may be adjusted positively or negatively by the Chairman and Chief Executive Officer of AXA, as described below, to arrive at the Funding Percentage.

Performance Percentage

The performances of AXA Group and Life and Savings Operations are given different weightings when determining the Performance Percentage.  For each 2010 STIC Program participant, including all the Named Executive Officers except Mr. Condron, the performances of AXA Group and Life and Savings Operations were weighted 10% for AXA Group’s performance and 90% for Life and Savings Operations.  For Mr. Condron, the weightings were 30% and 70%, respectively, to reflect his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee and CEO of AXA Global Life and Savings.

Various performance objectives are established for each of AXA Group and Life and Savings Operations, and a target is set for each one.  Each performance objective is separately subject to a 150% cap and 50% cliff.  For example, if a particular performance objective is weighted 15% for Life and Savings Operations, 15% will be added to the overall performance percentage for Life and Savings Operations if that target is met, regardless of the Life and Savings Operations' performance on its other objectives.  If the target for that performance objective is exceeded, the amount added to the overall performance percentage for Life and Savings Operations will be increased up to a maximum of 22.5% (150% x 15%).  If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% x 15%).  If performance is below the threshold, 0% will be added to the Life and Savings Operations' overall performance percentage.

11-7

Since AXA uses International Financial Reporting Standards (“IFRS”) as its principal method of accounting, all financial performance objectives are measured using IFRS.  Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

Insurance Segment -  The following grid presents the targets for each of the performance objectives used to measure the performance of Life and Savings Operations in 2010, along with their relative weighting.  The performance objectives for Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide.

Life and Savings Operations Performance Objectives	Weighting	U.S. Dollar Target (1)
Underlying earnings (2)	55%	750
New business value (3)	15%	195
Technical operating cash flow (4)	15%	(3,035)
Customer centricity (5)	15%	N/A

(1)	All numbers are in millions of dollars.

(2)
“Underlying earnings” means IFRS net income excluding net realized capital gains (losses), goodwill and related intangibles, profit and loss on financial assets under the fair value option, derivatives and exceptional operations.

(3)	“New business value” means the present value of projected earnings from the sale of a product.

(4)
“Technical operating cash flow” means insurance business in-flows (gross written premiums) less gross outflows (surrenders, maturities and claims and other benefits, including dividends to policyholders).

(5)	“Customer centricity” measures customer's overall satisfaction as well as brand preference based on customer responses to various surveys.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives.  The performance objectives are determined based on AXA’s strategy and focus and may change from year to year as different metrics may become more relevant. For example, the weighting of customer centricity has increased over the last few years as AXA Group has developed a global strategy of becoming more customer-focused.

Underlying earnings is generally the most highly weighted performance objective since we believe that underlying earnings is the strongest indicator of performance for a year and should be the dominant metric to determine an executive’s annual incentive income.  New business value measures the long-term value of products sold during the year while technical operating cash flow measures policy cash flows.  Because we believe that new business value, technical operating cash flow and customer centricity are equally important to our success, they are equally weighted.

AXA Group -  While the performance objectives for Life and Savings Operations reflect the key performance indicators at an operating company level, the performance objectives for AXA Group reflect the key financial metrics driving shareholder value as recognized by the financial markets.  For example, return on equity is used in place of technical operating cash flow to put a greater focus on capital.  Also, underlying earnings per share is used in lieu of underlying earnings since it is a critical measure of value to AXA Group’s shareholders.

The following grid presents the targets for each of AXA Group’s performance objectives in 2010, along with their relative weighting:

AXA Group Performance Objectives	Weighting	Target
Underlying earnings per share	60%	1.67 euro/share
New business value	15%	1,268 million euro
Return on equity	10%	14.2%
Customer satisfaction	15%	N/A

11-8

Adjustment by AXA Group Chief Executive Officer

As stated above, the Performance Percentage may be adjusted by AXA’s Chairman and Chief Executive Officer to arrive at the Funding Percentage.  This adjustment reflects AXA Financial's performance against other qualitative goals set by AXA at the beginning of the year and may increase or decrease the Performance Percentage by 15%, subject to an overall cap of 150% for the Funding Percentage.  For 2010, these other qualitative goals included a wide range of customer centricity, employee engagement and other major strategic initiatives such as developing a diversified and balanced portfolio of products, continuing strategic implementation of our Internal Revenue Code Sections 401(k) and 403(b) business lines, continuing focus on expansion of our hedging strategy to cover additional risks and further developing scenarios to anticipate future capital requirements.  With respect to 2010, AXA’s Chairman and Chief Executive Officer made a positive adjustment.

Individual Determinations

Once the STIC Pool is determined, it is allocated to participants in the STIC Program based on their individual performance and demonstrated leadership behaviors.  As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires.  This section describes how the amount of the STIC Program awards for the Named Executive Officers were determined.

The OCCs reviewed the performance of each Named Executive Officer during 2010.  Based on their subjective determination of each Named Executive Officer’s performance .  the OCCs made their recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable and AXA Financial Boards of Directors who approved the final award amounts.  In making its recommendations, the OCCs took into account the factors that they deemed relevant, including the following accomplishments achieved in 2010 and the percentage of target award for each of the Named Executive Officers that was allocated to the STIC Pool and, in each case, adjusted such percentage upward.  The accomplishments included:

•	we introduced a more diversified and balanced product portfolio with new and innovative products accounting for a meaningful amount of our total 2010 product sales;
•	we significantly contributed to AXA Group’s IFRS results, accounting for 19% of life and savings underlying earnings;
•	we significantly increased our new business value;
•	we managed expense growth; and
•	we realigned the organization to better anticipate and respond to client and market needs.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at recommended STIC Program award for each of the Named Executive Officers.  In Mr. McMahon’s case, an additional upward adjustment was made to reflect that, under his leadership, Financial Protection and Wealth Management exceeded its goal for 2010 first-year premiums and reduced the costs of delivering product through the branch agency system.

Pursuant to a letter agreement entered into between AXA Financial and AXA Equitable and Mr. Condron on January 18, 2011 (the “Condron Letter Agreement”), Mr. Condron was eligible to receive a STIC Program award for 2010 in accordance with regular procedures regardless of his retirement.  In accordance with the Condron Letter Agreement, Mr. Condron also received a $100,000 bonus in February 2011 to reimburse him for amounts spent in 2010 for professional services related to a potential post-retirement consulting agreement as well as related taxes.  Like Mr. Condron, Mr. Shepherdson was eligible to receive a STIC Program award for 2010 in accordance with regular procedures regardless of his retirement. In Mr. Condron's case, AXA's Board of Directors and Compensation and Human Resources Committee also approved his STIC program award.

The STIC Program awards earned by the Named Executive Officers in 2010 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

11-9

Equity-Based Awards

Annual equity-based awards for our officers, including the Named Executive Officers, are available under the umbrella of AXA’s global equity program.  The value of the equity-based awards is linked to the performance of AXA’s stock.

The purpose of the equity-based awards is to:
•	align strategic interests of participants with those of our shareholder, AXA;
•	provide competitive total compensation opportunities;
•	focus on achievement of medium-range and long-term strategic business objectives; and
•	attract, motivate and retain top performers.

Each year, AXA Financial’s OCC submits to the AXA Management Board (beginning in 2011, the AXA Board of Directors) recommendations with respect to equity-based awards for officers, including the Named Executive Officers.  The AXA Management Board (beginning in 2011, the AXA Board of Directors) reviews the grant recommendations and ultimately approves them as it deems appropriate, provided that grants to members of the AXA Management Board were subject to the prior approval of the AXA Supervisory Board.

Every proposed grant under AXA’s global equity program involves a mix of two equity-based components:  (1) AXA ordinary share options and (2) AXA performance units.  U.S. employees are granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”).

Through April 2010, both the Stock Option Plan and the Performance Unit Plan were subject to the oversight of the Supervisory Board of AXA, which was authorized to approve all stock option and performance unit programs within AXA Group prior to their implementation within the global cap for grants authorized by AXA‘s shareholders.  The Supervisory Board was also responsible for setting the size of the equity pool each year, after considering the amounts authorized by shareholders for stock options (AXA’s shareholders authorize a global cap for option awards every 3 to 5 years) and the Management Board’s recommendations on the number of option and performance unit grants for the year.  These recommendations were based in part on the recommendations of chief executive officers or boards of directors of affiliates worldwide submitted to the Management Board for consideration.  The Management Board allocated the pools annually among AXA Group affiliates based on its evaluation of each affiliate’s contribution to AXA Group’s financial results during the preceding year.  Beginning in fiscal year 2011, these evaluations and determinations will be carried out by the AXA Board of Directors and its committees, pursuant to the reorganization of AXA’s corporate governance described above in the section entitled “Roles of the Supervisory Board and Management Board.”

The Supervisory Board each year has been setting the mix of performance units and stock option for individual grants, which is standardized through AXA Group worldwide.  Since 2004, the Supervisory Board has mandated an increasing reliance on performance units over stock options in equity-based awards since performance units avoid the dilutive effects that accompany grants of stock and stock options.  The mix between performance units and stock options is generally more heavily weighted toward performance units at the junior officer levels.  For senior and executive officer grants, the proportion of stock options rises since stock options are a long-term award and AXA believes that senior officers should have more of a long-term focus.

Equity-based awards are granted using dollar values.  These dollar values are converted into euros using the U.S. dollar to euro exchange rate at the time of grant.  The resulting euro grant value is then allocated between stock options and performance units in accordance with the mix determined by the Supervisory Board.  The number of stock options is then determined by dividing the portion of the euro grant value allocated to the options by the value of one stock option at the grant date as determined using a Black-Scholes pricing methodology.  The number of performance units is then determined by dividing the portion of the euro grant value allocated to the performance units by the value of one performance unit.  For this purpose, the value of a performance unit is deemed to be equal to 2.5 times the value of a stock option at the grant date.  Note that the stock option and performance unit values used in determining the amount of a grant are based on assumptions which differ from the assumptions used in determining an option’s or performance unit’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

11-10

2010 Grants of Equity-Based Awards

On March 19, 2010, stock option and performance unit grants were made to all the Named Executive Officers by the AXA Management Board based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his current position, a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data,” and the recommendations of the AXA Financial OCC.

In March 2010, Mr. Condron was granted an equity-based award comprised of 55% stock options and 45% performance units.  The number of stock options awarded was 341,000 and the number of performance units awarded was 111,600.

For the other Named Executive Officers, the equity-based award was comprised of 45% stock options and 55% performance units.  The amounts were as follows:  Mr. Dziadzio received 43,794 stock options and 21,410 performance units.  Mr. Shepherdson received 41,057 stock options and 20,072 performance units.  Mr. McMahon received 60,217 stock options and 29,439 performance units.  Mr. Silver received 43,794 stock options and 21,410 performance units.

Stock Options

The stock options granted to the Named Executive Officers on March 19, 2010 have a 10-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant, provided that the last third will be exercisable from March 19, 2014 only if the AXA ordinary share performs at least as well as the DowJones Europe Stoxx Insurance Index, either since the grant date or over the last three-year period.  The exercise price for the options is Î15.43, which was the average of the closing prices for the AXA ordinary share on Euronext Paris over the 20 trading days immediately preceding March 19, 2010.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct.  Accordingly, since Mr. Condron and Mr. Shepherdson have retired, and Mr. Silver is currently eligible to retire, these stock options will not be forfeited due to any service condition.  Although Mr. Condron’s employment agreement contained a provision that would have caused him to immediately forfeit his unvested stock options and would have limited the time period in which he could exercise his vested options due to his retirement prior to age 65, this provision was waived by AXA Financial and AXA Equitable in light of his distinguished service.

Performance Units

The performance units granted to the Named Executive Officers on March 19, 2010 have a vesting schedule of three years, with one-half of the grant vesting on the second anniversary of the grant date and one-half of the grant vesting on the third anniversary of the grant date.

A performance unit is a "phantom" share of AXA stock that, once earned and vested, provides the right to a payment equal to the value of an AXA share at the time of payment.  Performance units are granted unearned.  Under the 2010 Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and the Insurance Segment over the performance period.  Performance Units are settled in cash and stock.

Performance Objectives -  AXA and Life and Savings Operations each have their own performance objectives under the 2010 Performance Unit Plan, with AXA Group’s performance over a two-year performance period counting for one-third and Life and Savings Operations' performance over the same period counting for two-thirds toward the final determination of how many performance units a participant has earned.  If performance targets are met, 100% of the performance units initially granted are earned.  Performance that exceeds the targets result in increases in the number of units earned, subject to a cap of 130% of the initial number of units.  Performance that falls short of targets results in a decrease in the number of units earned with a possible forfeiture of all units.  Like the STIC Program, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

11-11

For performance units granted under the 2010 Performance Unit Plan, the performance objectives are:

AXA Group	Life and Savings Operations
• Earnings Per Share	• Net Income (weighted 50%) • Underlying Earnings (weighted 50%)

The 2010 Performance Unit Plan contains some key changes from prior years’ plans.  First, the vesting period was increased from two to three years to better align the plan with regulatory and Group of Twenty (G-20) Finance Ministers and Central Bank Governors recommendations by focusing on performance over a longer period.  Also, in lieu of having discrete one-year performance periods, the 2010 Performance Unit Plan has a two-year cumulative performance focus.  In addition, earnings per share became AXA Group’s key performance objective since it is more closely aligned with shareholder dividends and provides differentiation from the STIC Program performance objectives.  For  Life and Savings Operations, underlying earnings is included as a performance objective since it measures operating performance.

Payout -  The settlement of 2010 performance units will be made as follows:

•
The first half, i.e., 50% of the earned performance units, will be valued based on the average closing price of the AXA ordinary share on the Euronext Paris during the last 20 trading days preceding March 19, 2012 and converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 16, 2012.  Subject to the participant continuing to be employed by the AXA Group until March 19, 2012, the corresponding amount will be paid to him on that date, net of any applicable tax withholding.

•
The second half, i.e., 50% of the earned performance units, will be valued based on the average closing price of the AXA ordinary share on Euronext Paris during the last 20 trading days preceding March 19, 2013 and converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 18, 2013.  Subject to the participant continuing to be employed by the AXA Group until March 19, 2013, the corresponding amount will be paid to him on that date, net of any applicable tax withholding.

For the settlement of the second half, the participants may, if they wish, choose a settlement of all or part of their performance units in AXA shares.

The 2010 plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the end of the vesting period.  Accordingly, since Mr. Condron and Mr. Shepherdson have retired, they will receive a payout under this plan at the same times and in the same amounts as if they had continued employment.  Similarly, Mr. Silver will receive a payout under this plan if he chooses to retire prior to the end of the vesting period.

Restricted Stock Grants

In addition to the 2010 equity awards granted under AXA’s global equity program, two Named Executive Officers received restricted stock grants in 2010.

First, Mr. Shepherdson received a grant of 46,838 restricted AXA ADRs under a variable compensation arrangement based on 2009 sales of AXA Distributors.  This grant has a 3-year cliff-vesting period.

Second, Mr. McMahon received a grant of 15,883 restricted AXA ordinary shares on May 20, 2010 in recognition of his demonstrated leadership of the retail sales organization.  This grant has a 5-year cliff–vesting schedule.

Payout of 2008 Performance Units in 2010

In 2010, each of the Named Executive Officers received a payout under AXA’s 2008 Performance Unit Plan.  The payout of the units was 70% in cash and 30% in restricted AXA ordinary shares that are non-transferable for a period of two years, except in the case of termination of employment.

The 2008 Performance Unit Plan was similar to the 2010 Performance Unit Plan except that:  (a) it had a vesting schedule of two years, with one hundred percent of the grant vesting on the second anniversary of the grant date, and (b) the number of units earned was not determined at the end of a two-year performance period.  Rather, one-half of the units could be earned in each of 2008 and 2009.

11-12

Detailed information on the stock option, restricted stock and performance unit grants for each of the Named Executive Officers in 2010 is reported in the 2010 Grants of Plan-Based Awards Table included in this Item 11.

Other Compensation and Benefits

We believe a comprehensive benefits program that offers long-term financial support and security for all employees plays a critical role in attracting high caliber executives and encouraging their long-term service.  Accordingly, we offer our employees, including our Named Executive Officers, a benefits program that includes group health and disability coverage, group life insurance and various deferred compensation and retirement benefits.

We review the program from time to time to ensure that the benefits it provides continue to serve our business objectives and remain cost-effective and competitive with the programs offered by other diversified financial services companies.

Tax-Qualified Retirement Plans

The following tax-qualified retirement plans are offered to eligible employees, including our Named Executive Officers:

AXA Equitable 401(k) Plan (the “401(k) Plan”). AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan with a cash or deferred arrangement, for its eligible employees, including the Named Executive Officers.  Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to a percentage of annual eligible compensation as defined in the plan. Before-tax and Roth 401(k) contributions are subject to contribution limits (currently, $16,500) and compensation limits (currently, $245,000 indexed) imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees receive a matching contribution for their before-tax and Roth 401(k) contributions on a dollar for dollar basis up to three percent of the participant's annual eligible compensation. Company matching contributions are subject to a three-year cliff-vesting schedule.

AXA Equitable Retirement Plan (the “Retirement Plan”). AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan, for its eligible employees, including the Named Executive Officers. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits, and benefits upon termination of employment for vested participants.  It has a three-year cliff-vesting schedule.

The Retirement Plan currently provides a cash balance benefit whereby AXA Equitable establishes a notional account in the name of each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base.  Eligible compensation is subject to limits imposed by the Code (currently, $245,000). In addition, the notional account is credited with deemed interest credits.  The rate of interest is determined annually and is subject to a floor limit of 4%.  The effective annual rate was 4.0% for 2010.

For certain grandfathered participants, the Plan provides benefits under a formula based on final average pay, estimated Social Security benefits and service.

For additional information on retirement plan benefits for the Named Executive Officers, see the Pension Benefits Table included in this Item 11.

Nonqualified Retirement Plans

AXA Equitable Excess Retirement Plan (the “Excess Plan”).  AXA Equitable sponsors the Excess Plan which allows eligible employees, including the Named Executive Officers, to earn retirement benefits in excess of what is permitted under the Code.  Specifically, the Retirement Plan is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the plan and the amount of benefits that such plans may pay annually.  The Excess Plan permits participants, including the Named Executive Officers, to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits.  We believe the Excess Plan is an important component of competitive market-based compensation in both our peer group and generally.

11-13

Supplemental Executive Retirement Plan.  Under his employment agreement, Mr. Condron was provided a supplemental retirement benefit.  Offered as an inducement to Mr. Condron to join us and based on then applicable market conditions, the arrangement provides a supplemental retirement benefit equal to 2% of the product of: (i) the number of his years of service multiplied by (ii) an amount equal to the average of his highest monthly earnings for any 36 consecutive months during his last 60 months of employment.  Payments are to be offset by any payments under the Retirement Plan and the Excess Plan.

For additional information on this benefit for Mr. Condron, see the Pension Benefits Table included in this Item 11.

Nonqualified Deferred Compensation Plan

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”).  AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of compensation.  The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline.  Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment.  We believe that compensation deferral is a cost-effective method of enhancing the savings of executives.

For additional information on these plan benefits for the Named Executive Officers, see the  Nonqualified Deferred Compensation Table included in this Item 11.

Financial Protection

The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”).  AXA Equitable sponsors the ESB Plan which offers financial protection to a participant’s family in the case of his or her death.  Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level.  Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards) and offers different coverage choices.  Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

Severance Arrangements

The AXA Equitable Severance Benefit Plan (the “Severance Plan”).   AXA Equitable sponsors the Severance Plan to provide severance benefits to eligible employees whose jobs are eliminated for specific defined reasons.  The Severance Plan generally bases severance payments to eligible employees on length of service or salary.  Payments are capped at 52 weeks’ of salary or, in some cases, $300,000.  To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against AXA Equitable and affiliates.

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”).  AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Vice President or above.  The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan.  The Supplemental Severance Plan provides that eligible executives will receive:
•	Severance payments equal to 52 weeks’ of salary, reduced by any severance payments for which the executive may be eligible under the Severance Plan;
•	Additional severance payments equal to the greater of:
•	The most recent short-term incentive compensation award paid to the executive;
•	The average of the three most recent short-term incentive compensation awards paid to the executive; and
•	The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination; and
•
A lump sum payment equal to the sum of the executive’s short-term incentive compensation for the year in which the executive receives notice of job elimination, pro-rated based on the number of the executive’s full calendar months of service in that year and $40,000.

Mr. Condron’s Employment Agreement.  Mr. Condron waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan.  Rather, his employment agreement stated that if he was terminated by AXA Financial Group without cause or he voluntarily resigned for “good reason” (which included a change in control of AXA Financial), he would have continued to be paid his base salary for two years and received a payment equal to his target short-term incentive compensation for the year of termination (prorated through the date of termination).  The pro-rated bonus would have been paid upon the later of (a) February of the calendar year following his termination date and (b) the first business day of the seventh month following termination.  He also would have received two additional payments each equal to his target short-term incentive compensation award for the year of termination.  The two additional payments would have been due in February of the second and third years following the year of termination.  All payments would have been contingent on Mr. Condron executing a general waiver and release.  Also, if Mr. Condron had violated the non-competition clause of his employment agreement, the continuation of his base salary would have ceased upon the date of such violation and the additional payments to be made to him would have been reduced.

11-14

Change in Control Arrangements

We believe that it is important to provide our employees with a level of protection to reduce anxiety that may accompany a change in control.  Accordingly, change in control benefits are provided for stock options, restricted stock and performance units.

For stock options granted to employees in 2006 or later, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.  For stock options granted to employees prior to 2006 and restricted stock, each stock option will, at the discretion of the AXA Financial OCC, either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that:  (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock.  Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2010 Performance Unit Plan, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.  Under the 2009 Performance Unit Plan, if there is a change in control of AXA Financial, participants in the plan will lose any unearned units but will receive an immediate payout of any earned units.

See the section entitled “Severance Arrangements” for a description of the change in control provisions in Mr. Condron’s employment agreement.

11-15

Perquisites

We provide our Named Executive Officers with certain perquisites.  Pursuant to his employment agreement, Mr. Condron was entitled to unlimited personal use of a car and driver as well as personal use of a private aircraft for up to a limit of 75 hours per calendar year.  Each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons.  Mr. McMahon and Mr. Shepherdson are also permitted to use corporate memberships in certain country clubs for personal purposes and Mr. Condron received reimbursement for his expenses related to his gym membership.

In addition to the above, we provide excess liability insurance coverage and financial planning and tax preparation services for our Named Executive Officers.  All the Named Executive Officers also receive tax gross-up payments in respect of their transportation, excess liability insurance coverage and financial planning and tax preparation benefits.

Pursuant to the Condron Letter Agreement, Mr. Condron will also receive certain post-retirement perquisites including:
•	Complimentary use of an office and the services of his assistant for his lifetime, beginning on January 1, 2012;
•	Continued access to a car and driver in each of the calendar years 2011, 2012 and 2013;
•	Financial planning and tax preparation services in each of the calendar years 2011, 2012 and 2013;
•	Continued excess liability coverage in each of the calendar years 2011, 2012 and 2013;
•	Full tax gross-up due to any imputed income from the financial planning and tax preparation services and excess liability coverage; and
•	Full tax gross-up due to any imputed income from the use of the office and assistant during calendar year 2012.

The incremental costs of perquisites for the Named Executive Officers during 2010 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.

Other Compensation Policies

Clawbacks

In the event a participant’s employment is terminated for cause, all stock options and restricted stock awards held by the participant are forfeited as of the date of termination.  In addition, if a participant retires and induces other participants to leave the employment of an AXA affiliate, misuses confidential information learned while in the employ of AXA affiliate or otherwise acts in a manner that is substantially detrimental to the business or reputation of any AXA affiliate, all outstanding stock options held by the participant will be forfeited.

Share Ownership Policy

In September 2006, AXA Financial Group approved stock ownership guidelines for senior officers of AXA Equitable including the Named Executive Officers.  The stock ownership requirements are expressed as a multiple of base salary, with the chief executive officer required to own stock valued at five times his base salary, executive vice presidents required to own stock equal to three times his base salary and senior vice presidents required to own stock one and one half times their base salary.  The requirement can be satisfied by owning AXA ordinary shares or AXA ADRs, including AXA ADRs held in accounts under our 401(k) plan, vested restricted stock units held in the deferred compensation plan and earned performance units.  Senior officers were given a five-year compliance window.

In September 2010, the OCCs suspended the compliance window until 2015 due to stock price decline, and because AXA’s delisting of its ADRs and deregistration from the SEC decreased the number of vehicles available for the officers to meet their obligations.

Derivatives Trading and Hedging Policies

AXA Financial’s reputation for integrity and high ethical standards in the conduct of its affairs is of paramount importance to all of us. To preserve this reputation, all employees, including the Named Executive Officers, are subject to the AXA Financial Insider Trading Policy.  This policy prohibits, among other items, all short sales of securities of AXA and its publicly-traded subsidiaries and any hedging of equity compensation awards (including stock option, performance unit, restricted stock or similar awards) or the securities underlying those awards.  Members of AXA’s Management Committee must pre-clear with the AXA Group General Counsel any derivatives transactions with respect to AXA securities and/or the securities of other AXA Group publicly-traded subsidiaries (including AllianceBernstein).

11-16

Impact of Tax Policies

Code Section 162(m) limits tax deductions relating to executive compensation of certain executives of publicly held companies.  Because neither AXA Financial nor any of its subsidiaries within the Insurance Segment, including AXA Equitable, is deemed to be publicly held for purposes of Code Section 162(m), these limitations are not applicable to the executive compensation program described above.

COMPENSATION COMMITTEE REPORT

The members of the AXA Financial Organization and Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION

We have considered whether our compensation practices are reasonably likely to have a material adverse effect on AXA Financial and determined that they do not.  When conducting our analysis, we considered that our programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk.  We also considered that our general risk management controls preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Organization and Compensation Committee served as an officer or employee of AXA Financial.

During 2010, Mr. Condron served as the Chair of the Compensation Committee of AllianceBernstein Corporation.  Mr. Condron served as Chairman of the Board, President and Chief Executive of AXA Equitable, the sole stockholder of AllianceBernstein Corporation, until his retirement on January 1, 2011.  In February 2011, the Board of Directors of AllianceBernstein Corporation elected Messrs. de Castries and Duverne to the Compensation Committee of the Board of Directors of AllianceBernstein Corporation.

Mr. Kraus is a director of AXA Financial, AXA Equitable, MONY Life and MLOA.  Mr. Kraus is Chairman of the Board and Chief Executive Officer of AllianceBernstein Corporation and, accordingly, also serves in that capacity for AllianceBernstein and AllianceBernstein Holding.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.

11-17

SUMMARY COMPENSATION TABLE

The following table presents the total compensation of our Named Executive Officers for the years ended December 31, 2010, 2009 and 2008.  The total compensation reported includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance unit, restricted stock and stock option grants.  The performance units, restricted stock and stock options may never become payable or may end up with a value that is substantially different from the value reported here.  The amounts in the Total column do not represent “total compensation” as described in the Compensation Discussion and Analysis.

Name	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Com- pensation (5)		Change in Pension Value and Nonqualified Deferred Com- pensation Earnings (6)	All Other Com- pensation (7)	Total
Condron, Christopher	2010	$997,315	$50,000	$2,386,008	$1,271,930	$4,370,000		$3,211,707	$748,744	$13,035,704
President and Chief Executive Officer	2009	$983,889		$2,855,779	$876,714	$4,750,000	(8)	$1,496,829	$798,570	$11,761,774
	2008	$995,397		$4,137,829	$2,861,389	$-		$1,060,955	$635,623	$9,691,193
Dziadzio, Richard	2010	$487,150		$457,746	$163,352	$1,190,000		$364,020	$40,140	$2,702,407
Senior Executive Vice President and Chief Financial Officer	2009	$393,556		$186,510	$77,324	$1,100,000		$175,990	$34,927	$1,968,306
	2008	$398,159		$487,675	$148,565	$500,000		$127,630	$34,554	$1,696,582
Shepherdson, James	2010	$586,881		$1,429,139	$153,143	$1,712,500		$1,202,974	$83,871	$5,168,508
Senior Executive Vice President and President, Retirement Savings	2009	$491,945		$589,857	$72,492	$3,103,569		$834,412	$76,185	$5,168,460
	2008	$497,698		$1,271,225	$178,285	$1,356,978		$337,897	$59,240	$3,701,323
McMahon, Andrew	2010	$487,150		$879,406	$224,609	$2,000,000		$323,751	$71,397	$3,986,313
Senior Executive Vice President and President, Financial Protection and Wealth Management	2009	$393,556		$186,510	$77,324	$1,600,000		$164,490	$67,304	$2,489,184
	2008	$398,159		$520,166	$158,477	$812,500		$115,348	$64,022	$2,068,672
Silver, Richard	2010	$487,150		$457,746	$163,352	$1,190,000		$715,750	$55,514	$3,069,511
Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer	2009	$393,556		$186,510	$77,324	$1,100,000		$388,195	$47,534	$2,193,118
	2008	$398,159		$552,657	$168,378	$650,000		$182,110	$48,220	$1,999,524

(1)
Each of the Named Executive Officers agreed to reduce their base salaries by five percent as of December 7, 2008 as part of austerity measures instituted at that time.  The amounts of the reductions for each officer were as follows:  Mr. Condron, $50,000; Mr. Shepherdson, $25,000; and Messrs. McMahon, Dziadzio and Silver, $20,000 each.  The reduced amounts were restored for fiscal year 2010, and each of the Named Executive Officers except Mr. Condron were given $100,000 raises to their base salary effective January 1, 2010.

(2)
Pursuant to a letter agreement entered into between AXA Financial, AXA Equitable and Mr. Condron on January 18, 2011 (the “Condron Letter Agreement”), Mr. Condron received a lump sum payment of $100,000, $50,000 of which was intended to reimburse Mr. Condron for amounts spent by him in 2010 for professional services related to a potential post-retirement consulting agreement with AXA Financial and $50,000 of which was intended to assist Mr. Condron with taxes related to the reimbursement.

(3)
The amounts reported in this column represent the aggregate grant date fair value of performance units and restricted stock awarded in each year in accordance with U.S. GAAP accounting guidance.  The 2010 performance unit grants were valued at target which represents the probable outcome at grant date.  A maximum payout for the performance unit grants would result in additional value of:  Mr. Condron $715,802, Mr. Dziadzio $137,324, Mr., Shepherdson $128,750, Mr. McMahon $188,828, Mr. Silver $137,324.

11-18

(4)	The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with U.S. GAAP accounting guidance.

(5)
The amounts reported for 2010 are the awards paid in February 2011 to each of the Named Executive Officers based on their 2010 performance.  The amounts reported for 2009 are the awards paid in February 2010 for 2009 performance.  The amounts reported for 2008 are the awards paid in for February 2009 and 2008 performance.

(6)
The amounts reported represent the change in the actuarial present value of accumulated pension benefits for each Named Executive Officer.  The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2010, 2009 or 2008.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Transport (a) (b)	Excess Liability Insurance (c)	Financial Advice (d)	Tax Gross Ups (e)	Life Insurance Premiums (f)	Other Perquisites/ Benefits (g)	Total
Condron, Christopher	2010	$433,427	$4,625	$14,545	$246,102	$36,833	$13,212	$748,744
Dziadzio, Richard	2010	$-	$1,750	$14,545	$15,700	$-	$8,145	$40,140
Shepherdson, James	2010	$3,796	$1,750	$-	$12,873	$58,101	$7,350	$83,871
McMahon, Andrew	2010	$10,746	$1,750	$14,545	$26,729	$10,277	$7,350	$71,397
Silver, Richard	2010	$-	$1,750	$14,545	$14,972	$16,217	$8,030	$55,514

a.
Mr. Condron’s employment agreement entitled him to 75 hours of personal use of company aircraft per year (valued at $420,525 for 2010).   We determine the value of such usage by an average cost methodology that considers the average hourly flight cost for personal trips for the prior year, the average cost for catering, ground, crew and international charges for personal trips for the prior year and the average expense for the current year monthly management fees allocated to personal use.

b.
Mr. Condron was entitled to the business and personal use of a dedicated car and driver.  The personal use of this vehicle for 2010 was valued at $12,902 based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel.  The other Named Executive Officers may use cars and drivers for personal matters from time to time.  The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

c.	AXA Equitable pays the premiums for excess liability insurance coverage for each of the Named Executive Officers.

d.	AXA Equitable pays for financial planning and tax preparation services for each of the Named Executive Officers.

e.
AXA Equitable pays for tax gross-ups related to the transport, excess liability insurance and financial planning and tax preparation services for each of the Named Executive Officers.  Also, Mr. Condron received a $50,000 tax gross-up payment pursuant to the Condron Letter Agreement as described in Footnote 2 to the Summary Compensation Table.

f.
This column shows the cost of life insurance coverage provided to the Named Executive Officers under the AXA Equitable Executive Survivor Benefits Plan less the amount of any contributions made by the Named Executive Officers.  For this purpose, the cost of the life insurance coverage was determined by multiplying the amount of coverage by the actual policy cost of insurance rates.

g.
This column includes the amount of employer matching contributions received by each Named Executive Officer under the AXA Equitable 401(k) Plan, the cost of executive physical examinations and the cost of Mr. Condron’s gym membership.

11-19

(8)
In lieu of receiving $95,315 of this award, Mr. Condron elected to receive 17 hours of personal travel on a private aircraft.  The methodology used to determine the cost per hour is the same as described in footnote (a) to the All Other Compensation Table.

2010 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table.  This table includes both equity and non-equity awards granted during 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stocks or Units (3)	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price per Share of Option Awards (4)	Closing Market Price on Date of Grant	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Thres- hold	Target	Max- imum	Thres- hold	Target	Max- imum
Condron, Christopher		$0	$4,750,000	n/a
	03/19/10				0	341,000	341,000			$21.08	$21.41	$1,271,930
	03/19/10				0	111,600	145,080					$2,386,008
Dziadzio, Richard		$0	$1,200,000	n/a
	03/19/10				0	14,598	14,598		29,196	$21.08	$21.41	$163,352
	03/19/10				0	21,410	27,833					$457,746
Shepherdson, James		$0	$1,750,000	n/a
	03/19/10				0	13,685	13,685		27,372	$21.08	$21.41	$153,143
	03/19/10				0	20,072	26,094					$429,139
	03/19/10							46,838				$1,000,000
McMahon, Andrew		$0	$1,700,000	n/a
	03/19/10				0	20,072	20,072		40,145	$21.08	$21.41	$224,609
	03/19/10				0	29,439	38,271					$629,406
	05/20/10							15,883				$250,000
Silver, Richard		$0	$1,200,000	n/a
	03/19/10				0	14,598	14,598		29,196	$21.08	$21.41	$163,352
	03/19/10				0	21,410	27,833					$457,746

(1)
The target column shows the target award for 2010 for each Named Executive Officer under the AXA Equitable 2010 Short-Term Incentive Compensation Plan for Senior Officers assuming the plan was fully funded.  There is no minimum or maximum award for any participant in this plan.  The actual awards granted to the Named Executive Officers for 2010 are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(2)
The second row for each Named Executive Officer shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on March 19, 2010.  Except for Mr. Condron, these stock options have a ten-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the DowJones Europe Stoxx Insurance Index either since the grant date or over the last three-year period.  This performance condition applies to all of Mr. Condron's options. The third row for each Named Executive Officer shows the performance units granted under the 2010 AXA Performance Unit Plan on March 19, 2010.  These performance units have a vesting schedule of three years, with one-half of the grant vesting on the second anniversary of the grant date and one-half of the grant vesting on the third anniversary of the grant date.  Performance units are granted unearned.  Under the 2010 AXA Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and the insurance operations of AXA Financial Group over the performance period (the “Performance Factor”).

11-20

(3)
This column shows restricted stock grants made in 2010 to Mr. Shepherdson and Mr. McMahon.  Mr. Shepherdson received a grant of 46,838 restricted AXA ADRs.  This grant has a 3-year cliff-vesting period.  Mr. McMahon received a grant of 15,883 restricted AXA ordinary shares on May 20, 2010. This grant has a 5-year cliff–vesting schedule.

(4)
The exercise price for the stock options granted on March 19, 2010 is equal to the average of the closing prices for the AXA ordinary share on Euronext Paris over the 20 trading days immediately preceding March 19, 2010.  For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 18, 2010.

11-21

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2010

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2010.  The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexer- cisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Condron, Christopher	160,344			$30.15	05/17/11	76,448	$1,276,682	181,117	$3,024,654
	10,184			$29.45	05/17/11
	936,155			$29.43	05/17/11
	434,140			$19.68	03/26/14
	497,211			$25.90	03/29/15
	404,794		202,396	$33.78	03/31/16
	299,058		149,528	$45.72	05/10/17
	167,333	167,333	167,332	$33.21	04/01/18
			341,134	$21.59	06/10/19
			341,000	$21.08	03/19/20
Dziadzio, Richard	21,029			$27.25	05/09/11	8,089	$135,086	28,764	$480,359
	28,389			$17.33	02/27/12
	33,646			$11.37	03/14/13
	28,928			$20.50	03/26/14
	24,861			$25.90	03/29/15
	31,877			$33.78	03/31/16
	16,822		8,411	$45.72	05/10/17
	8,688	8,688	8,688	$33.21	04/01/18
		20,058	10,029	$13.34	03/20/19
		29,196	14,598	$21.08	03/19/20
Shepherdson, James	50,415			$25.49	09/21/15	107,157	$1,899,690	26,967	$450,349
	34,153			$33.78	03/31/16
	16,822		8,411	$45.72	05/10/17
	10,426	10,426	10,426	$33.21	04/01/18
		18,806	9,401	$13.34	03/20/19
		27,372	13,685	$21.08	03/19/20
McMahon, Andrew	68,366			$25.90	03/29/15	23,972	$522,350	36,793	$614,443
	31,877			$33.78	03/31/16
	17,944		8,971	$45.72	05/10/17
	9,268	9,268	9,267	$33.21	04/01/18
		20,058	10,029	$13.34	03/20/19
		40,145	20,072	$21.08	03/19/20
Silver, Richard	33,403			$17.16	02/27/12	8,089	$135,086	28,764	$480,359
	62,302			$11.95	03/14/13
	45,585			$19.68	03/26/14
	34,805			$25.90	03/29/15
	36,431			$33.78	03/31/16
	19,066		9,531	$45.72	05/10/17
	9,847	9,847	9,846	$33.21	04/01/18
		20,058	10,029	$13.34	03/20/19
		29,196	14,598	$21.08	03/19/20

(1)
All stock options have ten-year terms.  All stock options granted in 2007 and later have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third will vest only if the AXA ordinary share performs at least as well as the EuroStoxx Insurance Index during a specified period (this condition applies to all options granted to Mr. Condron in 2009 and 2010).  All stock options granted in 2006 and earlier are vested except that, for Mr. Condron, the last third of his 2006 stock option grant will vest only if the AXA ordinary share performs at least as well as the EuroStoxx Insurance Index during a specified period.

11-22

(2)
Stock options granted prior to 2005 have U.S. dollar exercise prices.  Stock options granted in 2005 and later have euro exercise prices.  All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)
The amounts in this column include all earned but unvested performance units as of December 31, 2010 as well as 15,883 restricted AXA ordinary shares for Mr. McMahon and 99,574 restricted AXA ADRs for Mr. Shepherdson.

(4)	The amounts in this column include all unearned and unvested performance units as of December 31, 2010.

 OPTION EXERCISES AND STOCK VESTED IN 2010

The following table summarizes the value received from stock option exercises and stock grants vested during 2010.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Condron, Christopher	-	-	76,297	$1,708,290
McMahon, Andrew	-	-	9,592	$214,765
Shepherdson, James	-	-	52,915	$1,007,190
Dziadzio, Richard	-	-	8,993	$201,353
Silver, Richard	-	-	10,191	$228,176

(1)
For each Named Executive Officer except Mr. Shepherdson, this column reflects the number of performance units granted to the executive under the 2008 AXA Performance Unit Plan that vested on April 1, 2010.  The payout of the units was 70% in cash and 30% in AXA ordinary shares that are non-transferable for a period of two years, except in the case of termination of employment.  For Mr. Shepherdson, this column includes those performance units as well as 42,123 restricted AXA ADRs that vested as follows:

Vesting Date	Shares Vested
2/14/10	17,241
7/19/10	2,653
7/20/10	7,643
7/31/10	7,531
8/19/10	664
8/20/10	478
8/31/10	269
9/19/10	664
9/20/10	478
9/30/10	269
10/19/10	664
10/20/10	478
10/31/10	269
11/19/10	664
11/20/10	478
11/30/10	269
12/19/10	664
12/20/10	478
12/29/10	269

(2)
The value of the performance units that vested in 2010 was determined based on the average of the high and low AXA ordinary share price on April 1, 2010, converted to U.S. dollars using euro to U.S. dollar exchange rate on April 1, 2010.  The value of Mr. Shepherdson’s restricted AXA ADRs that vested in 2010 were determined based on the average of the high and low AXA ADR price on the vesting date, or if that date was not a trading date, the price on the immediately preceding trading day.

11-23

PENSION BENEFITS AS OF DECEMBER 31, 2010

The following table lists the pension program participation and actuarial present value of each named executive officer’s defined benefit pension at December 31, 2010.

Name	Plan Name (1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year
Condron, Christopher	AXA Equitable Retirement Plan	8	$ 185,333	$ N/A
	AXA Equitable Excess Retirement Plan	8	$ 4,530,660	$ N/A
	The Supplemental Executive Retirement Plan	9	$ 7,608,479	$ N/A
	AXA Equitable Executive Survivor Benefit Plan	8	$ 7,434,015	$ N/A
Dziadzio, Richard	AXA Equitable Retirement Plan	5	$ 93,126	$ N/A
	AXA Equitable Excess Retirement Plan	5	$ 433,699	$ N/A
	AXA Equitable Executive Survivor Benefit Plan	5	$ 342,841	$ N/A
Shepherdson, James	AXA Equitable Retirement Plan	4	$ 88,221	$ N/A
	AXA Equitable Excess Retirement Plan	4	$ 682,471	$ N/A
	AXA Equitable Executive Survivor Benefit Plan	4	$ 2,693,371	$ N/A
McMahon, Andrew	AXA Equitable Retirement Plan	4	$ 78,971	$ N/A
	AXA Equitable Excess Retirement Plan	4	$ 425,063	$ N/A
	AXA Equitable Executive Survivor Benefit Plan	4	$ 203,276
Silver, Richard	AXA Equitable Retirement Plan	24	$ 532,246	$ N/A
	AXA Equitable Excess Retirement Plan	24	$ 1,341,460	$ N/A
	AXA Equitable Executive Survivor Benefit Plan	24	$ 1,355,703	$ N/A

(1)
Except as described in the following sentence, the December 31, 2010 liabilities for the AXA Equitable Retirement Plan (the “Retirement Plan”), the AXA Equitable Excess Retirement Plan (the “Excess Plan”), Mr. Condron’s Supplemental Executive Retirement Plan (“SERP”) and the AXA Equitable Executive Survivor Benefit Plan (the “Executive Life Plan”) were calculated using the same participant data, plan provisions and actuarial methods and assumptions used under U.S. GAAP accounting guidance.  A retirement age of 65 is assumed for all pension plan calculations except that a retirement age of 60 is assumed for Mr. Silver since he is eligible for an unreduced Prior Plan Annuity Benefit (as defined below) at age 60 and immediate retirement is assumed for purposes of Mr. Condron’s SERP benefit.

The Retirement Plan

The Retirement Plan is a tax-qualified defined benefit plan for eligible employees.  Employees become eligible to participate after one year of service and become vested in their benefits after three years of service.  Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).

The Retirement Plan currently provides a cash balance benefit whereby a notional account is established for each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5% of eligible earnings up to the Social Security wage base plus 10% of eligible earnings above the Social Security wage base.  Eligible earnings include base salary and short-term incentive compensation and are subject to limits imposed by the Internal Revenue Code of 1986, as amended (currently, $245,000). In addition, the notional account is credited with deemed interest credits.  The rate of interest is determined annually based on the average of monthly 1-Year Treasury Constant Maturity rates for the 12-month period ending with November of the prior year, subject to a minimum crediting rate of 4%.  The annual cash account interest rate was 4.0% for 2010.

11-24

All of the Named Executive Officers are entitled to a cash balance benefit.  In addition, Mr. Silver is entitled to a monthly annuity benefit that is provided to employees who were participants in the Retirement Plan before January 1, 1989 (the “Prior Plan Annuity Benefit”).  His Prior Plan Annuity Benefit is the product of 60% of his final average monthly earnings and his service reduction factor, with an offset for Social Security benefits.  For this purpose, his final average monthly earnings is the average of his highest monthly eligible earnings for any 60-consecutive months during the 120-month period ending December 31, 1988 and his service reduction factor is the quotient of his actual years of service as of December 31, 1988 divided by 30.  Mr. Silver will be entitled to an unreduced Prior Plan Annuity Benefit of $321.95 per month if he retires directly from service on or after age 60.

Participants elect the time and form of payment of their Retirement Plan benefits after they separate from service.  The normal form of payment for retirement plan benefits depends on a participant’s marital status as of the payment commencement date.  If the participant is unmarried, the normal form will be a single life annuity.  If the participant is married, the normal form will be a 50% joint and survivor annuity.  Subject to spousal consent requirements, participants may elect the following optional forms of payment:

•	Single life annuity;
•	Optional joint and survivor annuity of any whole percentage between 1% and 100%; and
•	Lump sum (cash balance benefits only).

The Excess Plan

The Excess Plan allows eligible employees to earn retirement benefits in excess of what is permitted under the Retirement Plan.  Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code of 1986, as amended (the “Code”), that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually.  The Excess Plan permits participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits.  The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A.  Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs, provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Group), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008.  The time and form of payment of Excess Plan benefits that vested prior to 2005 is the same as the time and form of payment of the participant’s Retirement Plan benefits.

SERP

Under his employment agreement, Mr. Condron was provided a supplemental retirement benefit.  The supplemental retirement benefit, expressed as a monthly benefit for his life, is equal to 2% of the product of: (i) the number of his years of service multiplied by (ii) an amount equal to the average of his highest monthly earnings for any 36 consecutive months during his last 60 months of employment.  For this purpose, earnings consist solely of  salary and short-term incentive compensation awards.  Payments are offset by any payments under the Retirement Plan and the Excess Plan.

In December 2008, the SERP was amended to comply with Code Section 409A.  Pursuant to this amendment, the portion of his supplemental retirement benefit that was earned and vested after 2004 will commence to be paid on the first business day of the seventh month following his separation from service and will be paid in the form of an annuity.  Mr. Condron must choose the type of annuity (single life or 100%, 75% or 50% joint and survivor) at least 30 days prior to commencement of payment.  If no election is made, he will receive a 50% joint and survivor annuity (or, if he should be unmarried at that time, a single life annuity).  Mr. Condron elected to receive the portion of his supplemental retirement benefit that was earned and vested prior to 2005 as a 50% joint and survivor annuity.  He started receiving this portion of his benefit in January 2011.

Mr. Condron was immediately vested in his supplemental retirement benefit and it was payable upon any termination of employment except termination for cause.  The supplemental retirement benefit is calculated using the same actuarial and other factors used to determine equivalent benefits under the Retirement Plan.

11-25

The supplement retirement benefit is payable solely from AXA Equitable’s general assets.  The obligation to make the payment is unfunded and unsecured.

The Executive Life Plan

The Executive Life Plan offers financial protection to a participant’s family in the case of his or her death.  Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level.  Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus the higher of the most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap.  Each level offers different coverage choices.  Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

Level 1
A participant can choose between two options at Level 1:

•
Lump Sum Option – Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life.  At death, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy.  The participant is taxed annually on the value of the life insurance coverage provided.

•
Survivor Income Option – Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum.  The payments will be taxable but the participant is not subject to annual taxation.

Level 1 coverage continues after retirement until the participant attains age 65.

Level 2
At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and

•
Surviving Spouse Benefit Option – The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security).  The payments are taxable but there is no annual taxation to the participant.  The duration of the monthly income depends on the participant’s years of service at death (minimum of 5 years).

Level 2 coverage continues after retirement until the participant’s death.

Levels 3 and 4
At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and the following:

•
Surviving Spouse Income Addition Option – This provides the participant’s spouse with monthly income for life equal to 10% of the participant’s monthly compensation.  The payments are taxable but there is no annual taxation to the participant.

Participants are required to contribute to the cost of any option elected under Levels 3 and 4.  Levels 3 and 4 coverage continues after retirement until the participant’s death provided that contributions are still made by the participant until age 65.

11-26

NON-QUALIFIED DEFERRED COMPENSATION AS OF DECEMBER 31, 2010

The following table provides information on compensation the named executive officers have elected to defer as described in the narrative that follows.

Name	Executive Contributions in 2010	Registrant Contributions in 2010	Aggregate Earnings in 2010	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2010
Condron, Christopher	-	-	$2,093,387	-	$9,748,298
Dziadzio, Richard	-	-	-	-	-
Shepherdson, James	-	-	-	-	-
McMahon, Andrew	-	-	-	-	-
Silver, Richard	-	-	$99,316	$542,642	$583,963

The Variable Deferred Compensation Plan for Executives

The above table reflects amounts deferred by Mr. Condron and Mr. Silver under The Variable Deferred Compensation Plan for Executives (the “VDCP”).  Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation, as well as 100% of any restricted stock grants.  Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her.  The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name.  The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 could be deferred under the VDCP.

Account balances in the VDCP that are attributable to deferrals of base salary and short-term incentive compensation are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant.  The VDCP currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

For deferrals of restricted stock awards, participants received deferred stock units in the same number and with the same vesting restrictions as the underlying awards.  The participant is entitled to receive dividend equivalents on the deferred stock units, if applicable.  The deferred stock units are distributed in stock.

Participants in the VDCP could elect to credit their deferrals to in-service or retirement distribution accounts.  For retirement accounts, payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years.  Payments may begin in any January or July following the participant’s termination date, but they must begin by either the first January or the first July following the later of: (a) the participant’s attainment of age 65 and (b) the date that is thirteen months following the participant’s termination date.  For in-service accounts, payments are made to the participant in December of the year elected by the participant in a lump sum or in up to five annual installments over consecutive years.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text presents the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2010 (the “Trigger Date”). The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available, except in the case of Mr. Condron and Mr. Shepherdson who have both actually retired. Because Mr. Condron retired on the Trigger Date, only payments or benefits due to him upon retirement are discussed. Because Mr. Shepherdson retired after the Trigger Date, payments or benefits due to him upon each type of termination are discussed. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

Retirement

The Named Executive Officers would have been entitled to the following payments and benefits if they retired on the Trigger Date.  For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan.  Note that Mr. Condron actually retired on the Trigger Date, Mr. Shepherdson actually retired in 2011 and the only other Named Executive Officer eligible to retire on the Trigger Date was Mr. Silver.

11-27

Short-Term Incentive Compensation:  The executives may have received short-term incentive compensation awards for 2010 under the Retiree Short-Term Incentive Compensation (“STIC”) Program.  Under that program, retirees who have satisfactory levels of performance and meet certain other requirements are eligible to receive a prorated STIC award based on their completed months of service during the calendar year in which they retire.  Note that both Mr. Condron and Mr. Shepherdson received STIC awards for 2010 in February 2011 under separate arrangements with the company entered into at the time of their retirements.

Stock Options:  All stock options granted to the executives after 2005 would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited).  All stock options granted prior to 2006 would have continued to vest and be exercisable until the earlier of their expiration date and the fifth anniversary of the retirement date, except in the case of misconduct (for which the options would be forfeited).

Performance Units:  The executives would have been treated as if they continued in the employ of AXA Equitable until the end of the vesting period for purposes of their performance units.  Accordingly, they would have received performance unit plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired.

Restricted Stock:  All non-transferable stock granted to the executives in connection with the performance unit payouts in 2009 and 2010 would have immediately become transferable.  A pro-rata portion of Mr. Shepherdson’s restricted stock grants would have become non-forfeitable based upon that portion of the vesting period which expired prior to the date of retirement, provided that such pro-rata portion would not have been transferable until the third anniversary of the date of grant.

Retirement Benefits:  The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Voluntary Termination Other Than Retirement

If the Named Executive Officers other than Mr. Condron had voluntarily terminated employment other than by retirement on the Trigger Date:

Short-Term Incentive Compensation:  The executives would not have been entitled to any short-term incentive compensation awards for 2010.

Stock Options:  All stock options granted to the executives after 2005 and all unvested stock options prior to 2006 would have been forfeited on the termination date.  All vested stock options granted prior to 2006 would have continued to be exercisable until the earlier of their expiration date and 30 days following the termination date.

Performance Units:  The executives would have forfeited all performance units.

Restricted Stock:  All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable.  Mr. Shepherdson’s and Mr. McMahon’s restricted stock grants would have been forfeited.

Retirement Benefits:  The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

11-28

Death

If the Named Executive Officers other than Mr. Condron had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation:  The executives would not have been entitled to any short-term incentive compensation awards for 2010.

Stock Options:  All stock options would have immediately vested.  All stock options granted to the executives after 2005 would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death.  If the Participant’s beneficiary did not exercise the options within this time limit, the beneficiary would be granted a stock appreciation right (“SAR”) which would entitle the beneficiary to a cash payment equal to the appreciation in the stock over the exercise price of the forfeited option.  The SAR would automatically be paid out on the date that is the earlier of (i) 5 years from the date of death and (ii) the expiration date of the forfeited option.  All stock options granted prior to 2006 would have continued to be exercisable until the earlier of their expiration date and the fifth anniversary of the date of death.

Performance Units:  For performance units granted in 2009, the earned and unearned units as of the Trigger Date would have been paid to the executive’s heirs.  For performance units granted in 2010, the number of unearned performance units outstanding on the Trigger Date would have been multiplied by an assumed Performance Factor of 1.3 and the resulting amount would have been paid to the executive’s heirs.  In both cases, the units would have been valued based on the closing price of the AXA ordinary share on Euronext Paris and the euro to U.S. dollar exchange rate on the Trigger Date.

Restricted Stock:  All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable.  Mr. Shepherdson’s and Mr. McMahon’s restricted stock grants would have become immediately non-forfeitable and transferable.

Retirement Benefits:  The executives' eligible beneficiaries or spouses would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

11-29

Involuntary Termination Without Cause

The Named Executive Officers other than Mr. Condron would have been eligible for severance benefits under the AXA Equitable Severance Benefit Plan, as supplemented by the AXA Equitable Supplemental Severance Plan for Executives (collectively, the “Severance Plans”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plans.  To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Financial and affiliates and non-competition and non-solicitation provisions.

The severance benefits would have included:

•	severance pay equal to 52 weeks’ of salary;

•
additional severance pay equal to the greater of: (i) the most recent STIC award paid to the executive, (ii) the average of the three most recent STIC awards paid to the executive or (iii) the executive’s target STIC award for 2010;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC award for 2010 and (ii) $40,000;

•	one year’s continued participation in the Executive Life Plan; and

•	pension accruals for all severance pay, subject to the terms of the Retirement Plan and the Excess Plan.

The following table lists the payments and pension accruals that the executives would have received if they were involuntarily terminated under the Severance Plans on the Trigger Date as well as the implications for their stock option, performance unit and restricted stock awards:

11-30

	Severance Benefits			Equity Grants
Name	Severance	Lump Sum Payment	Additional Pension Accruals	Stock Options (1)	Performance Units (1)	Restricted Stock (2)
Dziadzio, Richard	$ 1,695,435	$ 1,240,000	$ 167,455	Options would have continued to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A
Shepherdson, James	$ 2,443,421	$ 1,790,000	$ 243,735	Options would have continued to vest and be exercisable through their expiration date or, in the case of options granted prior to 2006, 5 years from the Trigger Date if earlier.	Continued vesting
 A pro-rated portion of each grant would have become non-forfeitable on the Trigger Date based on the number of months worked since the grant date but remained non-transferrable until the third anniversary of the grant date.

McMahon, Andrew	$ 2,194,093	$ 1,740,000	$ 218,309	Options would have continued to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
 A pro-rated portion of each grant would have become non-forfeitable on the Trigger Date based on the number of months worked since the grant date but remained non-transferrable until the third anniversary of the grant date.

Silver, Richard	$ 1,695,435	$ 1,240,000	$ 167,455	Options would have continued to vest and be exercisable through their expiration date or, in the case of options granted prior to 2006, 5 years from the Trigger Date if earlier.	Continued vesting	N/A

(1)
For purposes of this column, it is assumed that Mr. Shepherdson and Mr. Silver would have retired on the Trigger Date to take advantage of the more favorable retirement rules applicable to stock options and performance units.

(2)
This column only lists rules applicable to restricted stock grants other than non-transferable stock granted in connection with a performance unit plan payout. Such stock would have become immediately transferable.

11-31

Change-in-Control

None of the Named Executive Officers, other than Mr. Condron, are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided to all employees for their stock options, restricted stock and performance units.

For stock options granted to employees in 2006 or later, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.  For stock options granted to employees prior to 2006 and restricted stock, each stock option will, at the discretion of the Organization and Compensation Committee of the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that:  (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock.  Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2010 Performance Unit Plan, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.  Under the 2009 Performance Unit Plan, if there is a change in control of AXA Financial, participants in the plan will forfeit any unearned units but will receive an immediate payout of any earned units.

11-32

2010 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to the directors in 2010.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	(1)	(2)	(3)			(4)
De Castries, Henri	-	-	-	-	-	$125,000	$125,000
Duverne, Denis	-	-	-	-	-	$50,000	$50,000
Goins, Charlynn	$58,988	$60,000	$6,718	-	-	$358	$126,064
Hale, Danny L.	$42,763	$19,091	$0	-	-	$209	$62,063
Hamilton, Anthony L.	$36,540	$60,000	$6,718	-	-	$358	$103,616
Henderson, Mary R.	$77,400	$60,000	$6,718	-	-	$358	$144,476
Higgins, James F.	$80,100	$60,000	$6,718	-	-	$358	$147,176
Kraus, Peter S.	-	-	-	-	-	-	-
Miller, Scott D.	$70,200	$60,000	$6,718	-	-	$358	$137,276
Moglia, Joseph H.	$90,200	$60,000	$6,718	-	-	$358	$157,276
Slutsky, Lorie A.	$67,800	$60,000	$6,718	-	-	$358	$134,876
Suleiman, Ezra	$61,800	$60,000	$6,718	-	-	$358	$128,876
Tobin, Peter J.	$95,475	$60,000	$6,718	-	-	$358	$162,551
Vaughan, Richard C.	$42,763	$19,091	-	-	-	$209	$62,063

(1)	For 2010, each of the non-officer directors received the following cash compensation:
•	$45,000 cash retainer (pro-rated for partial years of service)
•	$1,200 for each regular and special board meeting attended;
•	$1,200 for the annual strategic planning meeting (if attended);
•	$1,500 for each Audit Committee meeting attended; and
•	$1,200 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received an additional  $10,000 retainer and the Chairman of the Audit Committee received a $12,500 retainer.

(2)
The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2010 in accordance with  U. S. GAAP accounting guidance.  As of December 31, 2010, the directors had outstanding restricted stock awards in the following amounts:

Ms. Goins	4,674 restricted shares
Mr. Hale	0 restricted shares
Mr. Hamilton	3,693 restricted shares
Ms. Henderson	4,674 restricted shares
Mr. Higgins	4,674 restricted shares
Mr. Miller	4,674 restricted shares
Mr. Moglia	4,674 restricted shares
Ms. Slutsky	4,674 restricted shares
Mr. Suleiman	4,674 restricted shares
Mr. Tobin	4,674 restricted shares
Mr. Vaughan	0 restricted shares

11-33

(3)
The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in 2010 in accordance with
U. S. GAAP accounting guidance.  As of December 31, 2010, the directors had outstanding stock options in the following amounts:

Ms. Goins	7,002 options
Mr. Hale	0 options
Mr. Hamilton	11,613 options
Ms. Henderson	11,613 options
Mr. Higgins	11,613 options
Mr. Miller	11,613 options
Mr. Moglia	11,613 options
Ms. Slutsky	7,002 options
Mr. Suleiman	7,002 options
Mr. Tobin	11,613 options
Mr. Vaughan	0 options

(4)	For Mr. De Castries and Mr. Duverne, this column lists amounts received for consulting services. For all other directors, this column lists premiums paid for $125,000 of group life insurance coverage.

The Equity Plan for Directors

Under The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each  year:

•	an option award (granted in first quarter);
•	a restricted stock award (granted in first quarter); and
•	a stock retainer of $50,000 ($30,000 for calendar years prior to 2011), payable in two installments in June and December.

Stock Options

The value of the stock option grants are determined using the Black-Scholes methodology or other methodology used with respect to option awards contemporaneously made to employees.  The options are subject to a four-year vesting schedule whereby one-third of each grant vests on the second, third and fourth anniversaries of the grant date.

Restricted Stock

The number of shares of restricted stock to be granted to each non-officer director is determined by dividing $30,000 by the fair market value of the stock on the applicable grant date (rounded down to the nearest whole number).  During the restricted period, the directors are entitled to exercise full voting rights on the restricted stock and receive all dividends and distributions.  The restricted stock has a three-year cliff vesting schedule.

Termination of Service

In the event a non-officer director dies or, after completing one year of service, is removed without cause, is not reelected, retires or resigns:  (a) his or her options will become fully vested and exercisable at any time prior to the earlier of the expiration of the grant or five years from termination of service and (b) his or her restricted stock will immediately become non-forfeitable; provided that if the director performs an act of misconduct, all of his or her options and restricted stock then outstanding will become forfeited.  Upon any other type of termination, all outstanding options and restricted stock are forfeited.

Deferrals of Restricted Stock and Stock Retainer

Non-officer directors may elect to defer receipt of at least ten percent of their stock retainer and/or restricted stock awards.  Upon deferral, the director receives deferred stock units in the same number and with the same vesting restrictions, if any, as the underlying awards. The director is entitled to receive dividend equivalents on such deferred stock units, if applicable. The deferred stock units will be distributed in stock on an elected distribution date or upon the occurrence of certain events.

11-34

Change in Control

Upon a change in control of AXA Financial, unless the awards will be assumed or substituted following the change in control:  (a) the options will either become fully exercisable or cancelled in exchange for a payment in cash equal to the excess, if any, of the change in control price over the exercise price, and (b) the restricted stock will become immediately non-forfeitable.

Charitable Award Program for Directors

Under the Charitable Award Program for Directors, a non-officer director may designate up to five charitable organizations and/or education institutions to receive an aggregate donation of $500,000 after his or her death.  Although the company may purchase life insurance policies insuring the lives of the participants to financially support the program, it has not elected to do so.

Matching Gifts

All directors may participate in AXA Foundation’s Matching Gifts program.  Under this program, the AXA Foundation matches donations made by participants to public charities of $50 or more, up to $2,000 per year.

Business Travel Accident

All directors are covered for accidental loss of life while traveling to, or returning from:

•	board or committee meetings;
•	trips taken at our request; and
•	trips for which the director is compensated.

Each director is covered up to four times their annual compensation, subject to certain maximums.

Director Education

All directors are encouraged to attend director education programs as they deem appropriate to stay abreast of developments in corporate governance and best practices relevant to their contribution to the board generally, as well as to their responsibilities in their specific committee assignments and other roles.  We generally reimburse non-officer directors for the cost to attend director education programs offered by third parties, including related reasonable travel and lodging expenses, up to a maximum amount of $5,000 per director each calendar year.

The Post-2004 Variable Deferred Compensation Plan for Directors

Non-officer directors may defer up to 100% of their annual cash retainer and meetings fees under The Post-2004 Variable Deferred Compensation Plan for Directors (the “Deferral Plan”).  Deferrals are credited to a bookkeeping account in the director’s name in the month that the compensation otherwise would have been paid to him or her.  The account is used solely for record keeping purposes and no assets are actually placed into any account in the director’s name.  The minimum deferral is 10%.

Account balances in the Deferral Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant.  The Deferral Plan currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

Participants in the Deferral Plan elect the form and timing of payments from their accounts.  Payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years.  Payments may begin in any July or December after the year of deferral, but they must begin by the first July or the first December following age 70 (72 in the case of certain grandfathered directors).  Participants make alternate elections in the event of separation from service prior to the specified payment date and death prior to both the specified payment date and separation from service.

The Deferral Plan was designed, and is intended to be administered, in accordance with the requirements of Code Section 409A.

Director Stock Ownership Guidelines

Stock ownership guidelines for non-officer directors were implemented in 2007 with a five-year compliance window. The guidelines require holdings of two times the annual cash retainer ($130,000 in 2011).

11-35

Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AXA Financial’s common stock is 100% owned by AXA and its subsidiaries.

For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the “Voting Trustees”) are Henri de Castries, Denis Duverne and Christopher M. Condron. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable.

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

12-1

SECURITY OWNERSHIP BY MANAGEMENT

The following tables sets forth, as of December 31, 2010, certain information regarding the beneficial ownership of common stock of AXA and of AllianceBernstein Holding units and AllianceBernstein Units by each director, director nominee and named executive officer of AXA Financial and by all directors, director nominees and executive officers as a group.

AXA Common Stock (1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Henri de Castries(2)	5,912,487	*
Mark Pearson(3)	90,993	*
Andrew McMahon(4)	202,758	*
Ramon de Oliveira	100	*
Denis Duverne(5)	2,590,692	*
Charlynn Goins(6)	7,202	*
Danny (“Dan”) Hale	243	*
Anthony J. Hamilton(7)	83,246	*
Mary R. Henderson(8)	29,299	*
James F. Higgins(9)	22,768	*
Peter S. Kraus	--	*
Scott D. Miller(10)	23,508	*
Joseph H. Moglia(11)	23,024	*
James A. Shepherdson(12)	252,130	*
Lorie A. Slutsky(13)	11,544	*
Ezra Suleiman(14)	12,051	*
Peter J. Tobin(15)	32,531	*
Richard C. Vaughan	422	*
Richard S. Dziadzio(16)	242,468	*
Nick Lane(17)	45,143	*
Salvatore Piazzolla	--	*
Richard V. Silver(18)	316,406	*
Jennifer L. Blevins(19)	393,648	*
Christopher M. Condron(20)	3,808,490	*
All directors, director nominees and executive officers as a group (24 persons) (21)	14,101,153	*

*   Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)
Includes 4,155,967 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 220,742 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(3)
Includes 50,247 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 28,521 unvested AXA performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(4)
Includes 127,455 shares Mr. McMahon can acquire within 60 days under option plans. Also includes 36,793 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares.

(5)
Includes 1,689,202 shares Mr. Duverne can acquire within 60 days under option plans. Also includes 178,598 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

12-2

(6)	Includes (i) 1,270 shares Ms. Goins can acquire within 60 days under options plans and 5,043 deferred stock units under The Equity Plan for Directors.

(7)	Includes (i) 5,881 shares Mr. Hamilton can acquire within 60 days under options plans and (ii) 19,503 deferred stock units under The Equity Plan for Directors.

(8)	Includes (i) 5,881 shares Ms. Henderson can acquire within 60 days under options plans and (ii) 14,163 deferred stock units under The Equity Plan for Directors.

(9)	Includes (i) 5,881 shares Mr. Higgins can acquire within 60 days under options plans and (ii) 12,872 deferred stock units under The Equity Plan for Directors.

(10)	Includes (i) 5,881 shares Mr. Miller can acquire within 60 days under options plans and (ii) 16,797 deferred stock units under The Equity Plan for Directors.

(11)	Includes (i) 5,881 shares Mr. Moglia can acquire within 60 days under options plans and (ii) 16,313 deferred stock units under The Equity Plan for Directors.

(12)
Includes 111,816 shares Mr. Shepherdson can acquire within 60 days under option plans. Also includes 26,967 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares.

(13)	Includes (i) 1,270 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 8,683 deferred stock units under The Equity Plan for Directors.

(14)	Includes (i) 1,270 shares Mr. Suleiman can acquire within 60 days under options plans and (ii) 9,951 deferred stock units under The Equity Plan for Directors.

(15)	Includes (i) 5,881 shares Mr. Tobin can acquire within 60 days under options plans and (ii) 17,031 deferred stock units under The Equity Plan for Directors.

(16)
Includes 194,240 shares Mr. Dziadzio can acquire within 60 days under option plans. Also includes 28,764 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares.

(17)
Includes 10,672 shares Mr. Lane can acquire within 60 days under option plans. Also includes 10,996 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares.

(18)
Includes 241,439 shares Mr. Silver can acquire within 60 days under option plans. Also includes 28,764 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares.

(19)
Includes 190,321 shares Ms. Blevins can acquire within 60 days under option plans. Also includes 25,963 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares, and (ii) 21,738 deferred stock units under the Post-2004 Variable Deferred Compensation Plan for Executives.

(20)
Includes 2,909,219 shares Mr. Condron can acquire within 60 days under option plans. Also includes (i) 181,117 unvested performance units, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions; payout will be 70% in cash and 30% in AXA ordinary shares, and (ii) 342,654 deferred stock units under the Post-2004 Variable Deferred Compensation Plan for Executives.

(21)	Includes 9,719,674 shares the directors and executive officers as a group can acquire within 60 days under option plans.

12-3

AllianceBernstein Holding Units and AllianceBernstein Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P
Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units

Henri de Castries(1)	2,000	*	--
Mark Pearson(1)	--	*	--
Andrew McMahon(1)	--	*	--
Ramon de Oliveira(1)	--	*	--
Denis Duverne(1)	2,000	*	--
Charlynn Goins(1)	--	*	--
Danny (“Dan”) Hale(1)	--	*	--
Anthony J. Hamilton(1)	--	*	--
Mary R. Henderson(1)	--	*	--
James F. Higgins(1)	--	*	--
Peter S. Kraus(1)(2)	2,164,302	2.1%	--
Scott D. Miller(1)	--	*	--
Joseph H. Moglia(1)	52,000	*	--
James Shepherdson(1)	--	*	--
Lorie A. Slutsky(1)(3)	42,867	*	--
Ezra Suleiman(1)	--	*	--
Peter J. Tobin(1)(4)	57,329	*	--
Richard C. Vaughan(1)	--	*	--
Richard S. Dziadzio(1)	--	*	--
Nick Lane(1)	100	*	--
Salvatore Piazzolla(1)	--	*	--
Richard V. Silver(1)	--	*	--
Jennifer Blevins(1)	--	*	--
Christopher M. Condron(1)	40,000	*	--
All directors, director nominees and executive officers of the General Partner as a group (24 persons) (5)	2,360,598	2.2%	--

*    Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

(2)
In connection with the commencement of Mr. Kraus’s employment with AllianceBernstein, on December 19, 2008, he was granted 2,722,052 restricted Holding units.  Subject to accelerated vesting clauses in Mr. Kraus’ employment agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or AllianceBernstein Holding L.P. ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding units will continue to vest ratably on each of the first five anniversaries of December 19, 2008, which commenced December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.  AllianceBernstein withheld 280,263 Holding units and 277,487 Holding Units, respectively, from Mr. Kraus’ distributions when the 2009 and 2010 tranches of his restricted Holding unit grant vested to cover withholding tax obligations.

(3)	Includes 37,451 Holding units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 52,701 Holding units Mr. Tobin can acquire within 60 days under an AllianceBernstein option plan.

(5)	Includes 90,152 Holding units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

12-4

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

Financial Advisory/Insurance

AXA Financial Group has formal policies covering its employees and directors that are designed to avoid conflicts of interests that may arise in certain related party transactions.  Employees of AXA Financial Group are subject to the AXA Financial Policy Statement on Ethics (the “Ethics Policy Statement”).  The Ethics Policy Statement includes provisions designed to avoid conflicts of interests that may lead to divided loyalties by requiring that employees, among other things, not exercise any responsibility in a transaction in which they have an interest, receive certain approvals before awarding any contract to a relative or close personal friend and not take for their own benefit business opportunities developed or learned of during the course of employment.  Similarly, AXA Financial’s non-officer directors are subject to the AXA Financial Policy Statement on Interests of Directors and Contracts With Directors And Their Relatives for Non-Officer Directors (the “Policy Statement”).  The Policy Statement includes provisions designed to maintain the directors’ independent judgment by requiring, among other things, disclosure of interests in any proposed transaction and abstention from voting if a director has a significant financial interest in the transaction or the transaction is with a business organization in which the director has an official affiliation.  It further prohibits certain credit related transactions and requires disclosure of potential contracts with and employment of close relatives.  Each director must submit a report annually regarding his or her compliance with the Policy Statement.

Other than as set forth above, AXA Financial does not have written policies regarding the employment of immediate family members of any of its related persons.  Compensation and benefits for all of AXA Financial Group’s employees are established in accordance with AXA Financial’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

As a wholly-owned subsidiary of AXA, AXA Financial (and its subsidiaries) enter into various transactions with AXA in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements.  While there is no formal written policy for the review and approval of transactions between AXA Financial Group and AXA, such transactions are routinely subject to a review and/or approval process.  For example, payments made by AXA Financial Group to AXA pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis.  The amount paid by AXA Financial Group for any personnel, property and services provided under such Intercompany Agreements may not exceed the fair market value of such personnel, property and services.  Additionally, Intercompany Agreements to which one of AXA Financial’s U.S. insurance subsidiaries is a party is subject to the approval of such insurance subsidiary’s respective state insurance regulator, pursuant to the applicable state’s insurance holding company systems act.  Moreover, AXA Financial’s bylaws prohibit the Company from incurring indebtedness or making any loans (including from and to affiliates), unless authorized by the Board of Directors or, if authorized by resolution, the Chief Executive Officer.

In practice, any proposed related party transaction which management deems to be significant or outside of the ordinary course of business would be submitted to the Board of Directors for its approval.

Investment Management

The partnership agreements for each of AllianceBernstein Holding and AllianceBernstein expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein Holding and AllianceBernstein if the terms of the transaction are approved by AllianceBernstein Corporation (the “General Partner”) and determined in good faith to be comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party.  This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

13-1

In practice, AllianceBernstein’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees.  Other transactions with AXA Affiliates are submitted to AllianceBernstein’s audit committee for their review and approval; the unanimous consent of the audit committee constitutes the consent of three of five independent directors on the board.   AllianceBernstein is not aware of any transaction during 2010 between it and any related person with respect to which these procedures were not followed.

AllianceBernstein does not have written policies regarding the employment of immediate family members of any of its related persons.  Compensation and benefits for all of its employees is established in accordance with AllianceBernstein’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

For additional information about AllianceBernstein’s related transactions, see AllianceBernstein’s Annual Report on Form 10-K for the year-ended December 31, 2010 filed with the SEC on February 10, 2011.

TRANSACTIONS BETWEEN AXA FINANCIAL GROUP AND AFFILIATES

The following tables summarize transactions between AXA Financial Group and related persons during 2010.  The first set of tables summarize services that related persons provided to AXA Financial Group, and the second set tables summarize services that AXA Financial Group provided to related persons:

FINANCIAL ADVISORY/INSURANCE(1)
Parties	General Description of Relationship	Amount Paid or Accrued in 2010
AXA Technology Services America, Inc.. (“AXA Tech”)(2)	AXA Tech provides certain technology related services, including data processing services and functions.	$104,650,000

GIE Informatique AXA (“GIE”)(2)	GIE provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$9,329,000

AXA Business Service Private Ltd. (“ABS”)(2)	ABS provides certain policy administrative services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$3,010,000

AXA	AXA provides a guaranty for certain non-qualified post-retirement liabilities.	$1,299,000

AXA	AXA provides a non-exclusive sublicense to use various AXA brand marks.	$1,260,000

	INVESTMENT MANAGEMENT(3)
Parties	General Description of Relationship	Amount Paid or Accrued in 2010
ABS(2)	ABS provides data processing services and support for certain investment operations functions.	$9,088,000

AXA Technology Services India Pvt. Ltd. (“AXA Tech India”) (2)	AXA Tech India provides certain data processing services and functions.	$3,966,00

AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”) (2)	AXA Group Solutions provides maintenance and development support for applications.	$2,679,000

GIE(2)	GIE provides cooperative technology development and procurement services.	$1,028,000

(1)  AXA Financial or one of its subsidiaries is a party to each transaction.
(2)  Each entity is a subsidiary of AXA.
(3)  AllianceBernstein or one of its subsidiaries is a party to each transaction.

13-2

FINANCIAL ADVISORY/INSURANCE(1)
Parties	General Description of Relationship	Amount Received or Accrued in 2010
AXA Life Insurance Co. Ltd. (“AXA Life Insurance”) (2)	We reinsure certain variable annuities issued by AXA Life Insurance.	$8,874,745
AXA	We provide certain services, including personnel, to AXA in support of AXA Global Distributors and AXA Global Life and Savings.	$4,724,000
AXA Corporate Solutions Life Reinsurance Company (“ACS”)(2)	We provide certain administrative services to ACS including, but not limited to marketing and branding, finance and control, strategy, business support and development, audit, and legal.	$4,503,000
AXA	AXA reimburses us for an agreed upon portion of our annual advertising.	$2,600,000
AXA Global Life(2)	We assume a portion of the life, health and catastrophe insurance business various affiliates of AXA have ceded to AXA Global Life.	$1,781,976

	INVESTMENT MANAGEMENT(3)
Parties	General Description of Relationship(4)	Amount Received or Accrued in 2010
AXA Asia Pacific(2)		$30,104,000
AXA Life Japan Limited(2)		$10,599,000
AXA Sun Life(2)		$2,895,000
AXA Winterthur(2)		$2,456,000
AXA France(2)		$2,197,000
AXA Rosenberg Investment Management Asia Pacific(2)		$1,997,000
AXA Belgium(2)		$1,881,000
AXA (Canada) (2)		$1,731,000
AXA U.K. Group Pension Scheme(2)		$1,394,000
AXA Corporate Solutions(2)		$1,347,000
AXA Germany(2)		$1,254,000

(1)  AXA Financial or one of its subsidiaries is a party to each transaction.
(2)  Each entity is a subsidiary of AXA.
(3)  AllianceBernstein or one of its subsidiaries is a party to each transaction.
(4)  AllianceBernstein provides investment management services unless otherwise indicated.

ADDITIONAL TRANSACTIONS WITH RELATED PERSONS

Loans from Affiliates

On March 2010, AXA Financial issued $770 million aggregate principal amount of subordinated notes to an affiliate, AXA Life Insurance Company, LTD.  The notes mature on March 30, 2020 and the proceeds were used to redeem $770 million of affiliate notes issued in July 2004, the proceeds of which had been used to fund the 2004 MONY Acquisition.  The new subordinated notes have a floating interest rate, which resets every March 30 and September 30.  At December 31, 2010, the floating interest rate in effect was 1.66%.

In December 2009, AXA Financial issued £2,000 million or $3,873 million aggregate principal amount of Senior Notes denominated in British pounds sterling to an AXA affiliate. The notes were issued in five tranches of $1,125 million, $772 million, $772 million, $759 million and $446 million. The proceeds from these borrowings were used to repay $3,690 million in existing short-term and long-term borrowings with the remaining $183 million held by AXA Financial for future debt service. The notes mature on December 16, 2019 and have a fixed annual interest rate of 6.4%.  Concurrently, AXA Financial entered into a currency swap with AXA, covering the exchange rate on both the interest and principal payments related to these Notes until November 16, 2019.

13-3

In June 2009, AXA Insurance UK provided a $150 million 8% mortgage to 787 Holdings LLC, a wholly owned subsidiary of AXA Financial.  The mortgage balance as of December 31, 2010 was $148.0 million.  Principle and interest is paid semi-annually.  The mortgage has a maturity date of June 17, 2019 and a 30-year amortization schedule.

In July 2004, AXA Financial issued $510 million Subordinated Note to AXA, the proceeds of which were used to fund the 2004 MONY Acquisition.  The note matures on July 15, 2019 and has a floating interest rate, which resets semiannually on July 15 and January 15.  At December 31, 2010, the floating rate in effect was 1.93%.

Loans to Affiliates

In December 2010, AXA Financial purchased a $41 million note from AXA America Holding, Inc.  This note has an interest rate of 0.78% and matures on December 30, 2011.

In December 2008, AXA Bermuda purchased a $500 million note from AXA. In December 2010, this note was amended with a fixed interest rate of 5.4% payable semi-annually and a maturity date of December 15, 2020.

In September 2007, AXA Equitable purchased a $650 million note from AXA.  The note has an interest rate of 5.40%, paid semi-annually, and matures on September 30, 2012.

In September 2007, MONY Life purchased a $50 million note from AXA.  The note has an interest rate of 5.40%, paid semi-annually, and matures on September 30, 2012.

Credit Facilities

AXA and certain of its subsidiaries, including AXA Financial, have a €3,500 million global revolving credit facility and a $1,000 million letter of credit facility, which matures on June 8, 2012, with a group of 27 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500 million is available to AXA Financial for general corporate purposes, while the letter of credit facility makes up to $960 million available to AXA Bermuda.  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.  At December 31, 2010, no borrowings were outstanding.

AXA Bermuda has a $1 billion revolving credit facility with AXA.  During the fourth quarter 2010, AXA Bermuda borrowed $600 million under the $1,000 million Credit Facility between AXA Bermuda and AXA. On December 29, 2010 AXA Bermuda repaid $300 million. As of December 31, 2010, there was $300 million in borrowings outstanding under the facility, which was subsequently repaid in January 2011.

AXA and AXA Financial have a credit agreement with J. P. Morgan Europe Limited providing for a $250 million multicurrency revolving credit facility. Under the terms of the credit agreement, up to $250 million is available to AXA Financial for general corporate purposes until its maturity on September 17, 2014. At December 31, 2010, no borrowings were outstanding.  The obligations of AXA Financial are guaranteed by AXA.

AXA and AXA Financial have a credit agreement with Citibank International PLC, Citibank N.A. providing for a $300 million multicurrency revolving credit facility. Under the terms of the credit agreement, up to $300 million is available to AXA Financial for general corporate purposes until its maturity on June 29, 2015. At December 31, 2010, no borrowings were outstanding.  The obligations of AXA Financial are guaranteed by AXA.

AXA and AXA Financial have a credit agreement with Citibank International PLC, Citibank N.A. providing for a $250 million multicurrency revolving credit facility.  Under the terms of the credit agreement, up to $250 million is available to AXA Financial for general corporate purposes until its maturity on December 23, 2015. At December 31, 2010, no borrowings were outstanding.  The obligations of AXA Financial are guaranteed by AXA.

AXA, AXA Financial and AXA Bermuda have a credit agreement with a group of 8 European lending institutions providing for an unsecured revolving credit facility totaling €1,400 million (or its equivalent in optional currencies). The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA. Amounts under the credit agreement may be borrowed for general corporate purposes until its maturity date in December 2014. At December 31, 2010, no borrowings were outstanding.  The obligations of AXA Financial and AXA Bermuda are guaranteed by AXA.

13-4

AXA Financial and AXA initiated a commercial paper program on a private placement basis under which AXA Financial or AXA may issue short-term unsecured notes in an aggregate amount not to exceed $1,500 million outstanding at any time. At December 31, 2010, $570 million was outstanding.  The obligations of AXA Financial are guaranteed by AXA.

For additional information on related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes 10 and 11 of Notes to Consolidated Financial Statements.

DIRECTOR INDEPENDENCE

See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

13-5

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Financial’s annual consolidated financial statements for 2010 and 2009, and fees for other services rendered by PwC:

	2010	2009
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$11,892	$15,263
Audit related fees	3,175	2,662
Tax fees	2,701	2,270
All other fees	30	42
Total	$17,798	$20,237

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

On November 9, 2005, AllianceBernstein's committees adopted a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm.  The policy was revised on August 3, 2006. The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed.  The audit committee then affirmatively indicates its approval of the listed engagements.  Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000.  In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2010 were pre-approved in accordance with the procedures described above.

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

Date:	March 10, 2011	AXA FINANCIAL, INC.

By:	/s/ Mark Pearson
Name:	Mark Pearson
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri de Castries	Chairman of the Board, Director	March 10, 2011
Henri de Castries

/s/ Mark Pearson	President and Chief Executive Officer,	March 10, 2011
Mark Pearson	Director

/s/ Richard S. Dziadzio	Senior Executive Vice President and	March 10, 2011
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and Chief	March 10, 2011
Alvin H. Fenichel	Accounting Officer

/s/ Denis Duverne	Director	March 10, 2011
Denis Duverne

/s/ Charlynn Goins	Director	March 10, 2011
Charlynn Goins

/s/ Danny L. Hale	Director	March 10, 2011
Danny L. Hale

/s/ Anthony J. Hamilton	Director	March 10, 2011
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 10, 2011
Mary R. Henderson

/s/ James F. Higgins	Director	March 10, 2011
James F. Higgins

/s/ Peter S. Kraus	Director	March 10, 2011
Peter S. Kraus

/s/ Scott D. Miller	Director	March 10, 2011
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 10, 2011
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 10, 2011
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 10, 2011
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 10, 2011
Peter J. Tobin

/s/ Richard C. Vaughan	Director	March 10, 2011
Richard C. Vaughan

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing

2.1
Acquisition Agreement dated as of June 20, 2000, amended and restated as of October 2, 2000, among AllianceBernstein, AllianceBernstein Holding, Alliance Capital Management LLC, Bernstein, Bernstein Technologies Inc., SCB Partners Inc., Sanford C. Bernstein & Co., LLC, and SCB LLC
Filed as Exhibit 2.1 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.2	Purchase Agreement dated as of June 20, 2000 by and among Alliance, AXA Financial and Bernstein	Filed as Exhibit 10.18 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.3	Financing Agreement dated as of June 20, 2000 between AXA Financial and Alliance	Filed as Exhibit 10.19 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.4	Letter Agreement dated as of June 20, 2000 between AXA Financial and Bernstein	Filed as Exhibit 10.20 to Alliance’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

2.5	Agreement and Plan of Merger dated as of September 17, 2003 among AXA Financial, AIMA Acquisition Co. and MONY	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated September 18, 2003 and incorporated herein by reference

2.6	Amendment No.1 to the Agreement and Plan of Merger dated as of February 22, 2004 among AXA Financial, AIMA Acquisition Co. and MONY	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated February 23, 2004 and incorporated herein by reference

2.7	Acquisition agreement dated as September 14, 2005 between AXA Financial, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated September 14, 2005 and incorporated herein by reference

3.1	Amended and Restated Certificate of Incorporation of AXA Financial, dated September 21, 2010	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference

3.2	By-laws of AXA Financial, as amended effective September 21, 2010	Filed as Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

Number	Description	Method of Filing

4.1	Form of Certificate for AXA Financial’s Common Stock, par value $.01 per share	Filed as Exhibit 4(c) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

4.2	Indenture, dated as of December 1, 1993, from AXA Financial to Chemical Bank, as Trustee	Filed as Exhibit 4.02 to the registrant’s Form S-4 Registration Statement (No. 33-73102), dated December 17, 1993 and incorporated herein by reference

4.3
Fourth Supplemental Indenture, dated
April 1, 1998, from AXA Financial to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with forms of global Senior Note and global Senior Indenture
Filed as Exhibit 4.18(a) to the registrant’s Current Report on Form 8-K dated April 7, 1998 and incorporated herein by reference

4.4	Fifth Supplemental Indenture, dated July 28, 2000, from AXA Financial to The Chase Manhattan Bank (formerly known as Chemical Bank), as Trustee, together with the form of global Senior Note	Filed as Exhibit 4.18(d) to the registrant’s Current Report on Form 8-K dated July 31, 2000 and incorporated herein by reference

9.1(a)	Voting Trust Agreement dated as of May 12, 1992, among AXA, Claude Bébéar, Patrice Garnier and Henri de Clermont-Tonnerre	Filed as Exhibit 9 to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

9.1(b)	First Amendment dated January 22, 1997 to the Voting Trust Agreement dated as of May 12, 1992	Filed as Exhibit 9(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

9.1(c)	Amended and Restated Voting Trust Agreement dated May 12, 2002	Filed as Exhibit 9.1(c) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(d) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Equitable, AXA Financial and AXA	Filed as Exhibit 10(e) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between AXA Equitable and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to the registrant’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

Number	Description	Method of Filing
10.4	The Amended and Restated Transfer Agreement dated as of February 23, 1993, as amended and restated on May 28, 1993, among Alliance, Equitable Capital and Equitable Investment Corporation	Filed as Exhibit 19 to the registrant’s Statement on Schedule 13D dated July 29, 1993 and incorporated herein by reference

10.5	Management Compensation Arrangements with Mr. de Castries	Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.6	Exchange Agreement dated as of September 27, 1994, between AXA and AXA Financial	Filed as Exhibit 10.01 to registrant’s Form S-4 Registration Statement (No. 33-84462), dated September 28, 1994 and incorporated herein by reference

10.7	Employment Agreement dated May 11, 2001 between AXA Financial, AXA Equitable and Christopher M. Condron +	Filed as Exhibit 10.16 to the registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.8	Letter Agreement dated December 3, 2010 between AXA Financial, AXA Equitable and Christopher M. Condron +	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed December 6, 2010 and incorporated herein by reference

10.9	Letter Agreement dated December 3, 2010 between AXA Financial, AXA Equitable and Christopher M. Condron +	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed January 18, 2011 and incorporated herein by reference

10.10	Issuing and Paying Agency Agreement among AXA Financial, Inc., AXA and JPMorgan Chase Bank, National Association, dated as of June 3, 2009	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.11	Commercial Paper Dealer Agreement among AXA Financial, Inc., AXA and J.P. Morgan Securities Inc., dated as of June 3, 2009	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.12	Commercial Paper Dealer Agreement among AXA Financial, Inc., AXA and Citigroup Global Markets Inc., dated as of June 3, 2009	Filed as Exhibit 10.3 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.13	Commercial Paper Dealer Agreement among AXA Financial, Inc, AXA and Banc of America Securities LLC, dated as of June 3, 2009	Filed as Exhibit 10.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference

10.14
Credit Agreement dated as of December 15, 2009 (as amended and restated on February 25, 2010) between AXA, AXA Financial, Inc., AXA Financial (Bermuda) Ltd., the lenders named therein, HSBC France, as agent, HSBC Bank USA, National Association, as swingline agent, and BNP Paribas, Calyon, Deutsche Bank AG London Branch, HSBC France and Société Générale Corporate & Investment Banking, as mandated lead arrangers
Filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

Number	Description	Method of Filing
13.1	AllianceBernstein Risk Factors	Filed herewith

18	Preferability Letter from PricewaterhouseCoopers LLP	Filed as Exhibit 18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

+	Denotes management contract or compensatory plan.